Form 10-Q
period 1993-12-31
FARMER BROTHERS CO
filed 1994-02-11
CIK 34563

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1993

Commission file Number     0-1375




                       FARMER BROS. CO.




    a California Corporation                  95-0725980

20333 South Normandie Avenue, Torrance CA  U.S.A.      90502

Registrant's telephone number, including area code:  (310) 787-5241


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]


Number of shares of $1.00 Par Value Common Stock outstanding as of December 31, 1993: 1,926,414 shares.

FARMER BROS. CO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
(Amounts in thousands, except per share data)

                          For the three months   For the six months
                          ended December 31,     ended December 31,

                              1993    1992        1993     1992
                             ------  ------      ------   ------
Net Sales                    $49564  $49717      $96562   $97505
Cost of goods sold            21943   20958       42930    39379
                             ------  ------      ------   ------
Gross Profit                  27621   28759       53632    58126

Selling expenses              18979   18187       37220    35904
General and adminis-
 trative expenses              2753    2873        5278     5494
                             ------  ------      ------   ------
                              21732   21060       42498    41398

Income from operations         5889    7699       11134    16728

Other income:
 Dividend income                306     312         616      610
 Interest income                947    1172        1822     2295
 Other                          203     418         728      618
                             ------  ------      ------   ------
                               1456    1902        3166     3523

Income before taxes
 and cumulative effect of
 accounting changes            7345    9601       14300    20251
Provision for
 income taxes                  3149    3714        5739     7834
                             ------  ------      ------   ------
Income before cumulative
 effect of accounting
 changes                       4196    5887        8561    12417

Cumulative effect of
 accounting changes                                         5294
                             ------  ------      ------   ------
Net income                     4196    5887        8561     7123
                             ======  ======      ======   ======

Income per share:
 Before accounting changes   $ 2.18   $3.06       $4.44    $6.45
 Cumulative effect of
  accounting changes                                       (2.75)
 Net income per share
  outstanding                $ 2.18   $3.06       $4.44    $3.70
                             ======   =====       =====    =====

The accompanying notes are an integral part of these financial statements.

/TABLE

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands)

                               December 31,1993      June 30, 1993
                                 (Unaudited)         (Audited)
ASSETS

Current assets
  Cash and cash equivalents         $   9474          $  64742
  Short term investments               66902             40046
  Accounts and notes receivable, net   16152             13813
  Inventories                          35182             32333
  Deferred income taxes                 3356              3356
  Prepaid expenses                      1012               858
                                     -------           -------
Total current assets                  132078            155148

 Property, plant and equipment, net    28036             27701
 Notes receivable                       1385              1050
 Long term investments, net            45691             20222
 Other assets                          12269             11179
 Deferred income taxes                   966               966
                                     -------           -------
Total assets                        $ 220425          $ 216266
                                     =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                  $   4092          $   6560
  Accrued payroll expenses              4053              4815
  Other                                 4156              3894
                                      ------             -----
Total current liabilities              12301             15269

Other long term liabilities             9517              9025

Shareholders' equity
  Common stock, $1.00 par value,
   authorized 3,000,000 shares;
   issued and outstanding
   1,926,414 shares                     1926              1926
  Additional paid-in capital             569               569
  Retained earnings                   196112            189477
                                     -------           -------
Total shareholders' equity           $198607           $191972

Total liabilities and
  shareholders' equity               $220425           $216266
                                     =======           =======

The accompanying notes are an integral part of these financial statements.
/TABLE

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

                                         For the six months
                                         ended December 31,
                                       1993               1992
Cash flows from operating activities:
 Net income                            $ 8561            $ 7123
                                       ------            ------
Adjustments to reconcile net
income to net cash provided
by operating activities:

 Cumulative effect of
  accounting changes                                       5294
 Depreciation                            2444              2589
 Other                                     13               (54)
 Net gain (loss) on investments          (485)             (360)
 Change in assets and liabilities:
   Short term investments              (26855)           (11009)
   Accounts & notes receivable          (2302)            (1062)
   Inventories                          (2849)              652
   Prepaid expenses and other
    assets                              (1245)             (483)
   Accounts payable                     (2468)            (2359)
   Accrued payroll expenses
    and other liabilities                (500)            (1800)
   Other long term liabilitie s           492               447
                                       ------            ------
Total adjustments                      (33755)            (8145)
                                       ------            ------
Net cash provided by operating
 activities                            (25194)            (1022)
                                       ------            ------
Cash flows from investing activities:
   Purchases of property,
    plant & equipment                   (2940)            (2301)
   Proceeds from sales of property,
    plant & equipment                     147               150
   Purchases of investments            (37921)            (9942)
   Proceeds from sales of
    investments                         12938              9635
   Notes issued                          (833)              (14)
   Notes repaid                           461               183
                                       ------            ------
Net cash provided by (used in)
 investing activities                   28148             (2289)

Cash flows from financing activities:
   Dividends paid                       (1926)            (1637)
                                       ------            ------
Net cash used by financing activities   (1926)            (1637)

Net increase (decrease) in cash
and cash equivalents                  $(55268)           $(4948)

Cash and cash equivalents at
beginning of year                     $ 64742            $26352
                                       ------            ------
Cash and cash equivalents at
end of quarter                        $  9474            $21404
                                       ======            ======
Supplemental disclosure of
cash flow information:

   Income tax payments                $  5502            $ 8784

The accompanying notes are an integral part of these financial statements.

/TABLE

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), December 31, 1993

A. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is management's opinion that all adjustments necessary for a fair statement of the results of operations for the interim periods have been made.

B. Inventories
(amounts in thousands)
                           Processed    Unprocessed     Total


December 31, 1993
Coffee                        $ 3224      $12369       $15593
Allied products                 8850        3455        12305
Coffee brewing equipment         703        6581         7284
                              ------      ------       ------
                              $12777      $22405       $35182

June 30, 1993
Coffee                        $ 3430      $ 8544       $11974
Allied products                10079        3468        13547
Coffee brewing equipment        1523        5290         6813
                              ------      ------       ------
                              $15032      $17302       $32334


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the second quarter of fiscal 1994 reached $49,564,000 as compared to $49,717,000 in the same quarter of the prior fiscal year. Net sales for the first half of fiscal 1994 were $96,562,000, a decrease of 1% from those in the same period of fiscal 1993. Economic conditions in Registrant's marketing area remain stagnant, with some improvement noted outside of California.

Gross profit in the second quarter decreased 4% to $27,621,000 as compared to $28,759,000 in the second quarter of the prior fiscal year and gross profit for the first half of fiscal 1994 decreased 8% to $53,632,000 from $58,126,000 in the same period of the prior fiscal year. This is primarily the result of higher green coffee costs in the current fiscal year. The continued efforts of the Association of Coffee Producing Countries (ACPC) to establish a voluntary retention program have helped sustain higher prices of green coffee. Registrant is unable to forecast future costs of green coffee, and cautions against using past results to predict future earnings.

Operating expenses have increased 3% to $42,498,000 in the first six months of 1994 from $41,398,000 in the same period of fiscal 1993. Increased costs of coffee brewing equipment, medical expenses, payroll and workers' compen-sation expenses more than offset decreases in insurance and legal costs.

Second quarter net income decreased 31% to $4,196,000 or $2.18 per share, from $5,887,000 or $3.06 per share, in the same period of the prior fiscal year. Income before cumulative effect of accounting changes for the first six months of fiscal 1994 decreased 31% to $8,561,000 or $4.44 per share, as compared to $12,417,000 or $6.45 per share, in the same quarter of fiscal 1993. The cumulative effect of adopting SFAS 106 and 109 resulted in a cost, net of tax, of $2.75 per share in the first quarter of fiscal 1993. Net income for the first six months of fiscal 1994 increased 20% to $8,561,000 or $4.44 per share, as compared to $7,123,000 or $3.70 per share, in the same period of the prior fiscal year.

FARMER BROS. CO.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Quarterly Summary

                12/31/92   3/31/93  6/30/93  9/30/93  12/31/93
(amounts in thousands)
Net sales         $49717    $46667   $46507   $46998    $49564
Gross profit       28759     28399    27732    26010     27621
Operating income    7698      7015     6187     5244      5889
Net income          5886      5187     6640     4365      4196

per share:
Net sales         $25.81    $24.22   $24.14   $24.40    $25.73
Gross profit       14.93     14.74    14.40    13.50     14.34
Operating income    4.00      3.64     3.21     2.72      3.06
Net income          3.06      2.69     3.45     2.27      2.18

common sized:
Net sales          100.0%    100.0%   100.0%   100.0%    100.0%
Gross profit        57.8      60.9     59.6     55.3      55.7
Operating income    15.5      15.0     13.3     11.1      11.9
Net income          11.8      11.1     14.2      9.3       8.5

FARMER BROS. CO.
PART II - Other Information

Item 4. Submission of matters to a vote of security holders.

The annual meeting of shareholders of Farmer Bros. Co. was held on November 29, 1993. Holders of the Company's common stock were entitled to one vote per share of common stock held.

The proposal to amend the Company's Bylaws to increase the number of authorized directors from 5 to 6 was adopted, with 1,646,623 shares in favor, 2,868 shares against the proposal and 320 shares abstaining.

Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors: Roy F. Farmer, Lewis A. Coffman, Guenter
W. Berger, Catherine E. Crowe, John M. Anglin and Roy E. Farmer. There were 1,645,686 shares for the election of directors, 363 shares against and 456 shares abstaining.

The proposal to appoint Coopers & Lybrand as the independent accountants for the Company for the year ending June 30, 1994 was approved, with 1,649,742 shares in favor of the resolution, 3 shares against and 40 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

        a. Exhibits

           None

        b. Reports on Form 8-K

           No reports have been filed on Form 8-K during this quarter.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


FARMER BROS. CO.
Registrant

Date:  February 11, 1994

John E. Simmons
John E. Simmons
Treasurer and Chief Financial Officer