Form 10-Q
period 1994-03-31
FARMER BROTHERS CO
filed 1994-05-16
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended
March 31, 1994

Commission file number 0-1375


FARMER BROS. CO.


	A California Corporation     95-0725980


	20333 S. Normandie Avenue, Torrance, California 90502


	Registrant's telephone number: (310) 787-5241



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES [X]   NO  [ ].

Number of shares of $1.00 Par Value Common Stock outstanding as of March 31, 1994: 1,926,414 shares.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in thousands, except per share data)
                         For the three months         For the nine months
                           ended March 31,             ended March 31,

                            1994           1993       1994           1993
Net sales	$  48,628	$  46,667	$145,191	 $144,171
Cost of goods sold	   21,817	   18,267	  64,747	   57,646
	   26,811	   28,400	  80,444	   86,525
Selling expense	   18,605	   18,459	  55,825	   54,363
General and adminis-
  trative expense	    3,527	    2,925	   8,804	    8,419
	   22,132	   21,384	  64,629	   62,782
Income from operations	    4,679	    7,016	  15,815	   23,743

Other income:
  Dividend income	      305	      303	     921	      913
  Interest income	      879	    1,106	   2,700	    3,401
  Other	      655	       35	   1,383	      654
	    1,839	    1,444	   5,004	    4,968
Income before taxes and
  cumulative effect of
  accounting changes	    6,518	    8,460	  20,819	   28,711

Provision for
  income taxes	    2,586	    3,273	   8,326	   11,107

Income before cumulative
  effect of accounting
  changes	    3,932	    5,187	  12,493	   17,604

Cumulative effect of
  accounting changes,
  net of income taxes	         	         	         	    5,294

Net income	$   3,932	$   5,187	$  12,493	$  12,310

Income per share:
  Before accounting
 changes                   $2.04          $2.69       $6.49           $9.14
  Cumulative effect of
     accounting changes                                               (2.75)
Net income per share
 outstanding                $2.04         $2.69       $6.49           $6.39

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands)

                                                       March 31,      June 30,
                                                         1994          1993

ASSETS
Current assets:
  Cash and cash equivalents	$ 13,819	$ 64,742
  Short term investments	  47,759	  40,046
  Accounts and notes receivable, net	  15,824	  13,813
  Inventories	  34,268	  32,333
  Deferred income taxes	   3,356	   3,356
  Prepaid expenses	   1,689	     858
    Total current assets	 116,715	 155,148

Property, plant and equipment, net	  28,357	  27,701
Notes receivable	     968	   1,050
Long term investments, net	  65,746	  20,222
Other assets	  12,815	  11,179
Deferred income taxes	     966	     966
    Total assets	$225,567	$216,266

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable	$  5,497	$ 6,560
  Accrued payroll expenses	   4,516	  4,815
  Other	   4,215	  3,894
    Total current liabilities	  14,228	 15,269

Other long term liabilities	   9,763	  9,025

Commitments and contingencies:

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares		   1,926	  1,926
  Additional paid-in capital		     569	    569
  Retained earnings			 199,081	189,477
    Total shareholders' equity	 201,576	191,972
    Total liabilities and
      shareholders' equity	$225,567	$216,266



The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

                                                          For the nine months
                                                          ended March 31,

                                                        1994           1993
Cash flows from operating
 activities:
  Net Income			$  12,493	$  12,310

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

  Cumulative effect of
     accounting changes		      5,294
   Depreciation   			   3,717	     3,855
   Other			     (22)           (62)
   Net (gain) loss on
    investments	  (1,007)		    (325)
   Changes in Assets and
    Liabilities:
     Short term investments	  (7,712)		  (2,080)
     Accounts and notes receivable		  (2,120)		     242
     Inventories			  (1,935)		     134
     Prepaid expenses and other
      assets			  (2,467)		  (1,374)
     Accounts payable			  (1,062)		  (1,008)
     Accrued payroll expenses
      and other liabilities		      22		  (1,227)
     Other long term liabilities		     738		     671
Total adjustments		 (11,848)		   4,120

Net cash provided by operating
 activities		$    645	   $ 16,430








The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)
(Amounts in thousands)

                                                        For the nine months
                                                        ended March 31,

                                                         1994         1993
Net cash provided by operating
 activities:			$   645	$ 16,430

Cash flows from investing
 activities:
   Purchases of property, plant
    and equipment			  (4,553)	  (2,995)
   Proceeds from sales of property,
    plant and equipment	     201	      202
   Purchases of investments	 (64,695)	  (16,162)
   Proceeds from sales of
    investments	  20,178	   19,200
     Notes issued	    (833)	      (14)
     Notes repaid	   1,025	      226
Net cash provided by
  (used in) investing activities	 (48,677)	      457

Cash flows from financing
 activities:
     Dividends paid	  (2,890)	   (2,504)

Net cash used by financing
  activities	  (2,890)	   (2,504)

Net increase (decrease) in cash
 and cash equivalents	 (50,922)	   14,383

Cash and cash equivalents at
 beginning of year	  64,742	   26,352

Cash and cash equivalents at
 end of quarter	$ 13,820	 $ 40,735

Supplemental disclosure of
 cash flow information:
   Income tax payments	$  8,363	 $ 12,344

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A.  Unaudited Financial Statements

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

B.  Inventories (Amounts in thousands)

                         Processed          Unprocessed          Total

March 31, 1994
Coffee	$ 3,505	$11,125	$14,630
Allied products	8,562	3,533	12,095
Coffee brewing equipment	    854	  6,689	  7,543
	$12,921	$21,347	$34,268
June 30, 1993
Coffee	$ 3,430	$ 8,544	$11,974
Allied products	10,079	 3,468	13,547
Coffee brewing equipment	  1,523	  5,290	  6,813
	$15,032	$17,302	$32,334

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


A modest sales increase combined with smaller gross profit on green coffee and flat operating expenses resulted in lower earnings per share for the quarter. Net sales for the quarter ending March 31, 1994 increased 4% to $48,628,000 as compared to $46,667,000 in the same quarter of the prior fiscal year. Year to date earnings are even with those of the prior fiscal year. Revenue for the first 9 months of fiscal 1994 increased to $145,191,000 as compared to $144,172,000 in 1993.

Continued increases in the cost of green coffee, Registrant's major product, have eroded profit margins. Gross profit decreased 6% to $26,811,000 as compared to $28,399,000 for the three months ended March 31, 1994 and 1993 respectively. Year to date gross profit decreased 7% to $80,443,000 as compared to $86,525,000 in the first three quarters of fiscal 1994 and 1993, respectively.

Operating expenses, composed of selling and general & administrative expenses, increased 5% to $22,132,000 from $21,384,000 in the three months ending March 31, 1994 and 1993, respectively, and for the year to date increased 1% to $64,629,000 from $62,782,000 for the 9 months ending March 31, 1994 and 1993, respectively.

Net profit for the most recent quarter decreased 24% to $3,932,000, or $2.04 per share, as compared to $5,187,000, or $2.69 per share in the same quarter of the prior fiscal year. Net profit for the 9 months ended March 31, 1994 reached $12,493,000, or $6.49 per share, a 2% increase over the $12,310,000, or $6.39 per share, earned in the same nine month period of fiscal 1993.

The market for green coffee can be volatile, and its fluctuations can have a significant impact on Registrant's operations. Management cautions against projecting future results based upon present earnings.


                 03/31/93  06/30/93  09/30/93   12/30/93   03/30/94

Net sales	$46,667	$46,507	$46,998	$49,564	$48,628
Gross profit	28,400	27,732	26,010	27,621	26,811
Operating income	7,016	6,187	5,244	5,889	4,679
Net income	5,187	6,640	4,365	4,196	3,932

Per share:
Net sales	$24.22	$24.14	$24.40	$25.73	$25.24
Gross Profit	14.74	14.40	13.50	14.34	13.92
Operating income	3.64	3.21	2.72	3.06	2.43
Net income	2.69	3.45	2.27	2.18	2.04

Common sized:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	60.9	59.6	55.3	55.7	55.1
Operating income	15.0	13.3	11.1	11.9	9.6
Net income	11.1	14.2	9.3	8.5	8.0

Part II  Other Information

Item 6.	Exhibits and reports on Form 8-K	none.
	(a)  Exhibits	none.

	(b)  Reports on Form 8-K	No  reports have
		been filed on Form
	8-K during this
	quarter.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1994	FARMER BROS. CO.
	(Registrant)

	John E. Simmons

	John E. Simmons
	Treasurer and
	Chief Financial Officer