Form 10-K
period 1994-06-30
FARMER BROTHERS CO
filed 1994-09-28
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 1994

                       Commission file number:  0-1375

                              FARMER BROS. CO.

   California                                            95-0725980
State of Incorporation                                Federal ID Number

20333 S. Normandie Avenue, Torrance, California                90502
Registrant's address                                            Zip

(310) 787-5200
Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class       Name of each exchange on which registered
Common stock,
$1.00 par value                                 OTC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]   NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 31, 1994August 31, 1993: 1,926,414 and the aggregate market value of the common shares held by non affiliates of the Registrant was approximately $116 million.

                     Documents Incorporated by Reference
Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the Registrant to be held on November 28, 1994 are incorporated by reference into
Part III of this report. Certain portions of Form 10-K for the fiscal year ended June 30, 1992 and 1993 are incorporated by reference into Part I of this report.




                             PAGE 1 OF 27 PAGES

PART I

Item 1. Business

General: Farmer Bros. Co. (the Company or Registrant) was incorporated in California in 1923, and is engaged in the production and sale of coffee, spices and a variety of allied products to the institutional food service industry.

Raw Materials and Supplies: Coffee is the largest product in the line and is responsible for approximately 56% of corporate revenues. Purchasing, roasting and packaging coffee takes place at Registrant's Torrance plant, which is also the distribution hub for its branches.

Green coffee is purchased through commodity brokers representing foreign suppliers. Agricultural commodities are subject to fluctuations of both price and supply. Registrant has not been confronted by shortages in the supply of green coffee, but has been faced with price fluctuations.

Trademarks & Patents: Registrant owns approximately 23 registered U.S. trademarks which are integral to customer identification of its products. It is not possible to assess the impact of the loss of such identification.

Seasonality: Registrant experiences some seasonal influences. The winter months are the best sales months. Registrant's product line and geographic diversity provides some sales stability during the summertime decline in coffee consumption during the warmer months.

Distribution: Registrant's products are distributed by its selling divisions from 98 branches located in most urban centers in the western states. The diversity of the product line (over 300 products) and size of the area served requires each branch to stock a sizable inventory. Registrant maintains its own trucking fleet to better control the supply of these warehouses.

Customers: No single customer represents a large enough portion of sales to have a material effect on Registrant. The customer contact and service quality which is integral to Registrant's sales effort is often secondary to product pricing for customers with their own distribution systems.

Competition: Registrant faces competition from many sources, including multi-national firms like Procter and Gamble, Nestle and Philip Morris, grocery distributors like Sysco and Rykoff-Sexton and regional roasters like Boyd Coffee Co., Lingle Bros. and Royal Cup.

Registrant has some competitive advantages due to its longevity, strong regional roots and sales and service force. Registrant's customer base is price sensitive and the Company is often faced with price competition.

Working Capital: Registrant makes every effort to finance operations internally. Management believes that working capital from internal sources will be adequate for the coming year. Registrant maintains a $50,000,000 line of credit with First Interstate Bank of California. There is no commitment fee or compensating balance requirement and the line was not used in fiscal 1994.

Foreign Operations: Registrant has no material revenues that result from foreign operations. Coffee brewing equipment is sold through distributors in Canada and Japan and manufactured in Europe under license.

Other: On June 30, 1994, Registrant employed 1,177 employees, 486 are subject to collective bargaining agreements.

No material amounts have been expended on research and development for existing or new products during the past three years.

There have been no material effects of compliance with government provisions regulating discharge of materials into the environment.

The nature of Registrant's business does not provide for maintenance of or reliance upon a sales backlog.

Item 2.  Properties

Registrant's largest facility is the 474,000 sq. ft. roasting plant, warehouses and administrative offices in Torrance, California. Registrant believes the existing plant will continue to provide adequate production capacity for the foreseeable future.

Item 3.  Legal Proceedings

Registrant is a defendant in various legal proceedings incidental to its business which are ordinary and routine. It is management's opinion that the resolution of these lawsuits will have no material financial impact on the Company.

Registrant incorporates by reference the information contained in Item 3 of Form 10-K for the fiscal years ended June 30, 1992 and 1993. The appeal of the individual action reported therein has resolved unfavorably to Registrant. The costs associated with this action are not material to Registrant's financial position and results of operations. A reserve was established in the year ended June 30, 1992 for these costs.

Item 4.  Submission of Matters to A Vote of Security Holders

Reference is made to the information to be set forth in the section entitled "Amendment of Bylaws" in the Proxy Statement, which is incorporated herein by reference.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters

Registrant has one class of common stock which is traded in the over the counter market. The bid prices indicated below are as reported by NASDAQ and represent prices between dealers, without including retail mark up, mark down or commission, and do not necessarily represent actual trades.

                        1994                              1993
             High       Low      Dividend      High       Low      Dividend

1st Quarter  $156.00    $145.00  $0.50         $123.00    $113.00  $0.45
2nd Quarter   156.00     134.00   0.50          122.00     108.00   0.45
3rd Quarter   151.00     126.00   0.50          144.00     117.00   0.45
4th Quarter   148.00     123.00   0.50          156.00     143.00   0.45

There were 688 holders of record on June 30, 1994.

Item 6. Selected Financial Data
(Dollars in thousands, except per share data)

                                  1994         1993             1992

Net sales                       $193,861     $190,679         $197,312
Income from operations             9,488       29,929           27,494
Net income                        10,330       18,950(a)        20,226
Net income per share              $5.36        $9.84(a)        $10.50
Total assets                    $219,903     $216,266         $190,714
Dividends declared
   per share                      $2.00        $1.80            $1.60

                                               1991             1990

Net sales                                    $196,232         $197,773
Income from operations                         28,016           26,277
Net income                                     21,394           19,812
Net income per share                           $11.11           $10.28
Total assets                                 $171,361         $153,080
Dividends declared
   per share                                   $1.40            $1.25

(a) Includes the cumulative impact of adopting Statement of Financial Accounting Standards Nos. 109 ("SFAS 109"), "Accounting for Income Taxes" and 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of July 1, 1992, which reduced net income for the year ended June 30, 1993 by approximately $5,294,000 or $2.75 per share. (See Notes F and G to Consolidated Financial Statements)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant continues to maintain a strong working capital position and management believes cash requirements for the coming year will be met by internal sources. Registrant has no major commitments for capital expenditures at this time, but has developed plans for construction of a new laboratory building in its Torrance compound at an estimated cost of $2.5 million. Construction is expected to start soon. The Company maintains a $50 million line of credit with First Interstate Bank of California. There was no bank debt incurred during fiscal 1994.

                                  1994           1993           1992
                                          (Dollars in thousands)

Current assets                  $103,375       $155,148       $ 95,245
Current liabilities               12,488         15,269         13,453

  Working capital               $ 90,887       $139,879       $ 81,792

  Quick ratio                     4.76:1         7.77:1         4.65:1

Capital Expenditures            $  6,658       $  5,388       $  6,967

Results of Operations

Net sales increased 1.7% to $193,861,000 in 1994 as compared to $190,679,000 in 1993, but remained below 1992 sales of $197,312,000. Although some segments of the national economy are improving, Registrant notes little improvement in the restaurant and hospitality business in its service area. The California economy, in particular, has shown little sign of improvement during fiscal 1994.

Gross profit decreased 17.5% to $94,295,000 in 1994 as compared to $114,258,000 in 1993 and $112,394,000 in 1992. The volatile world market for green coffee had a negative impact on Registrant's operations in fiscal 1994. Speculation about a perceived world shortage of coffee, followed by two Brazilian frosts in June and July pushed green coffee prices to eight year highs. The cost of green coffee more than doubled by year end, and Registrant was unable to raise prices fast enough to accommodate the increased costs. The rapid erosion of margins has a direct impact on net profit, resulting in a net loss for the quarter ended June 30, 1994 of ($2,163,000) or ($1.13) per share, as compared to a net profit of $6,640,000 or $3.45 per share in the same quarter of fiscal 1993 and a net profit of $3,325,000 or $1.73 per share in the fourth quarter of fiscal 1992. Net income for 1994 decreased 45.5% to $10,330,000 or $5.36 per share from $18,950,000 or $9.84 per share in 1993 and $20,226,000 or $10.50 per share in
1992. The green coffee market is too volatile to reliably forecast future coffee costs, and Registrant cautions against using past results to predict future earnings. Operating expenses were even with prior years, reaching $84,807,000 or $.44 per share in 1994 as compared to $84,329,000 or $.44 per share in 1993 and $84,900,000 or $.44 per share in 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Increased compensation, medical and coffee brewing equipment costs were offset by reduced legal fees and insurance costs.

                                  1994         1993(1)       1992

Income per share:
  Before accounting changes      $ 5.36       $12.59        $10.50
  Cumulative effect of
     accounting changes               -        (2.75)            -
  Net income per share           $ 5.36       $ 9.84        $10.50

Percentage change:
                                 1994 to 1993           1993 to 1992

Net sales                             1.7%                   (3.4)%
Cost of goods sold                   30.3%                  (10.0)%
Gross profit                        (17.5)%                   1.7%
Operating expenses                    0.6%                   (0.7)%
Income from operations              (68.3)%                   8.9%
Provision for income taxes          (58.4)%                  14.9%
Income before accounting changes    (57.4)%                  19.9%
Net income                          (45.5)%                  (6.3%)


Change in Earnings Per Share
A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:

                                 Per Share Earnings   Per Share Earnings
                                   1994 to 1993          1993 to 1992

Coffee:  Prices                       $1.66                 $(2.29)
         Volume                       (2.02)                 (1.78)
         Cost                        (11.10)                  4.76
         Gross profit                (11.46)                  0.69

Allied products: Gross profit          1.10                   0.28
Operating expenses                    (0.25)                  0.30
Other income                          (1.25)                  1.85
Provision for income taxes             4.63                  (1.03)
Income before accounting changes      (7.23)                  2.09
Cumulative effect of accounting
  changes(1)                           2.75                  (2.75)
Net income                           $(4.48)                $(0.66)

(1)  The Company adopted both SFAS 106 and SFAS 109 in 1993.

Inflation
The Company's operations are significantly impacted by the world market for green coffee. Coffee is an agricultural product and its price fluctuates as the result of many factors beyond Registrant's control, including the actions of our own and foreign governments, the weather in coffee producing nations and the operation of the commodity futures markets. Management cautions against using past results to predict future earnings.

SFAS No. 115
Registrant has not adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires certain changes in accounting for investments in equity and debt securities. The Company is required to adopt this standard for the fiscal year beginning July 1, 1994. Registrant does not believe the adoption of SFAS 115 will have a material impact on its financial position.

Item 8.  Financial Statements and Supplementary Data


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Farmer Bros. Co. and Subsidiary

We have audited the consolidated financial statements and the financial statement schedule of Farmer Bros. Co. and Subsidiary ("the Company") as listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes F and G to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes in 1993.


Coopers & Lybrand L.L.P.

Los Angeles, California
September 23, 1994

                              FARMER BROS. CO.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)
                                               June 30,       June 30,
                                                 1994           1993
                                   ASSETS
Current assets:
   Cash and cash equivalents                   $  8,681       $ 64,742
   Short term investments                        34,839         40,046
   Accounts and notes receivable, net            15,975         13,813
   Inventories                                   34,910         32,333
   Income tax receivable                          5,357              -
   Deferred income taxes                          2,905          3,356
   Prepaid expenses                                 708            858
      Total current assets                      103,375        155,148

Property, plant and equipment, net               28,943         27,701
Notes receivable                                  1,257          1,050
Long term investments, net                       71,960         20,222
Other assets                                     13,649         11,179
Deferred income taxes                               719            966

      Total assets                             $219,903       $216,266

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $  3,372       $  6,560
   Accrued payroll expenses                       4,573          4,815
   Other                                          4,543          3,894
      Total current liabilities                  12,488         15,269

Other long term liabilities                      10,010          9,025

Commitments and contingencies

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares, issued
     and outstanding 1,926,414 shares             1,926          1,926
   Additional paid-in capital                       568            568
   Retained earnings                            195,955        189,478
   Investment valuation allowance                (1,044)             -
      Total shareholders' equity                197,405        191,972

      Total liabilities and
        shareholders' equity                   $219,903       $216,266

The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO.
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)
                                        For the Years Ended June 30,

                                  1994           1993            1992
Net sales                       $193,861       $190,679       $197,312

Cost of goods sold                99,566         76,421         84,918
                                  94,295        114,258        112,394

Selling expense                   74,534         73,331         70,863
General and admini-
  strative expense                10,273         10,998         14,037
                                  84,807         84,329         84,900
Income from operations             9,488         29,929         27,494

Other income:
  Dividend income                  1,352          1,227          1,275
  Interest income                  3,630          4,397          4,612
  Other, net                       2,219          3,985            157
                                   7,201          9,609          6,044

Income before taxes and
   cumulative effect
   of accounting changes          16,689         39,538         33,538

Provision for income taxes         6,359         15,294         13,312

Income before cumulative
   effect of accounting
   changes                        10,330         24,244         20,226

Cumulative effect of
    accounting changes,
    net of income taxes                -          5,294              -

Net income                      $ 10,330       $ 18,950       $ 20,226

Income per share:
  Before accounting changes      $ 5.36         $12.59         $10.50
  Cumulative effect of
     accounting changes               -          (2.75)             -
  Net income per share           $ 5.36         $ 9.84         $10.50


The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                      For the Years Ended June 30,

                                  1994           1993           1992
Cash flows from operating
   activities:
   Net income                   $10,330        $18,950        $20,226
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Cumulative effect of
    accounting changes                -          5,294              -
   Depreciation                   5,219          5,216          5,261
   Deferred income taxes            698            466           (265)
   Other                            (63)           (67)            53
   Net (gain) loss on
    investments                  (1,758)        (3,552)           422
   Change in assets and
    liabilities:
    Short term investments        5,207        (18,145)         7,464
    Accounts and notes
     receivable                  (2,571)           986            531
    Inventories                  (2,577)          (913)        (1,845)
    Income tax receivable        (5,357)
    Prepaid expenses and
     other assets                (2,320)        (1,986)        (2,339)
    Accounts payable             (3,188)         1,593           (289)
    Accrued payroll
     expenses and other
     liabilities                    407           (400)         2,063
    Other long term
     liabilities                    985            895              -
   Total adjustments             (5,318)       (10,613)        11,056

Net cash provided by operating
   activities                   $ 5,012        $ 8,337        $31,282

[FN]
The accompanying notes are an integral part of these financial statements.

                               FARMER BROS. CO
              CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                           (Dollars in thousands)
                                      For the Years Ended June 30,

                                  1994           1993           1992
Net cash provided by
   operating activities:        $ 5,012        $ 8,337        $31,282

Cash flows from investing
   activities:
   Purchases of property,
    plant and equipment          (6,658)        (5,388)        (6,967)
   Proceeds from sales of
    property, plant
    and equipment                   259            251            226
   Purchases of investments     (88,069)       (24,333)       (40,995)
   Proceeds from sales of
    investments                  37,045         62,671         22,166
   Notes issued                    (832)           (14)           (62)
   Notes repaid                   1,035            237            279
Net cash (used in)
  provided by investing
  activities                    (57,220)        33,424        (25,353)

Cash flows from financing
   activities:
   Dividends paid                (3,853)        (3,371)        (2,986)

Net cash used in financing
   activities                    (3,853)        (3,371)        (2,986)

Net (decrease) increase
   in cash and cash
   equivalents                  (56,061)        38,390          2,943

Cash and cash equivalents
   at beginning of year          64,742         26,352         23,409

Cash and cash equivalents
   at end of year               $ 8,681        $64,742        $26,352

The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (Dollars in thousands, except per share data)
                                      For the Years Ended June 30,

                                    1994           1993           1992
Common stock                    $   1,926      $   1,926      $   1,926

Additional paid-in capital            568            568            568

Retained earnings

   Beginning balance             189,478        174,766        157,526

   Net income for the year        10,330         18,950         20,226

   Dividends                      (3,853)        (4,238)        (2,986)

   Ending balance                195,955        189,478        174,766

Investment valuation allowance

   Beginning balance                   -              -           (340)

   Adjustment                     (1,044)             -            340

   Ending balance                 (1,044)             -              -

Total shareholders' equity      $197,405       $191,972       $177,260

  Dividends declared per share    $2.00          $1.80          $1.60













The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary FBC Finance Company. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of 30 days or less when purchased to be cash equivalents, which approximate market.

Investments
Marketable equity securities are carried at the lower of cost or market. A valuation allowance is included in shareholders' equity that represents any net unrealized loss from non current investments. Other investments are carried at amortized cost which approximates market. The cost of investments sold is determined on the specific identification method. Fair value of investments are based on quoted market prices. Dividend and interest income are accrued as earned.

Inventories
Inventories are valued at the lower of cost or market. Costs of coffee and allied products are determined on the Last In, First Out (LIF0) basis. Costs of coffee brewing equipment manufactured are accounted for on the First In, First Out (FIFO) basis.

Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated deprecia tion. Depreciation of buildings and facilities is computed using the straight-line method. Other assets are depreciated using primarily the sum-of-the-years' digits method. The following useful lives are used:

     Buildings and facilities            10 to 30 years
     Machinery and equipment              3 to  5 years
     Office furniture and equipment             5 years

When assets are sold or retired the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations. Maintenance and repairs are charged to expense, betterments are capitalized.

Income Taxes
In 1994 and 1993, deferred income taxes are determined based on the difference between the financial reporting and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. In 1992, the provision for deferred income taxes represents the tax effect of differences in the timing of income and expense recognition for financial reporting and tax purposes.

B.  Investments
                                1994                    1993
                           Cost     Market         Cost     Market
                                        (In thousands)
Short term:
   Commercial Paper       $     -   $     -       $25,266   $25,252
   U.S. Government
     obligations           34,839    34,924        14,780    15,320
                          $34,839*  $34,924       $40,046*  $40,572
Long term:
   U.S. Government
     obligations          $39,599*  $38,621       $ 1,604   $ 1,810
   Preferred stocks        28,939    27,895*       16,340    17,625
   Corporate bonds          1,799*    1,796         1,999     2,149
   Liquid asset fund        2,667*    2,667           279       279
                          $73,004   $70,979       $20,222*  $21,863

* Represents carrying value.

A valuation allowance for preferred stocks of approximately $1,044,000 was recorded at June 30, 1994.

Net realized gains (losses) on the sale of investments were $1,758,000, $3,552,000, and $(422,000) in 1994, 1993, and 1992, respectively.

The Company has not adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires certain changes in accounting for investments in equity and debt securities. The Company is required to adopt this standard for the fiscal year beginning July 1, 1994. The Company does not believe the adoption of SFAS 115 will have a material impact on its financial position.

C.  Allowance for Doubtful Accounts and Notes Receivable

             Balance At     Additions     Deductions of     Balance At
             Beginning      Charged to    Uncollectible     End of
             of Year        Costs and     Accounts Written  Year
                            Expenses      Off
             July 1st                                       June 30th
                                  (In thousands)

     1994    $   530           184            269           $   445
     1993    $   614           339            423           $   530
     1992    $   583           586            555           $   614

D.  Inventories

June 30, 1994             Processed     Unprocessed      Total
                                       (In thousands)

Coffee                    $ 3,182       $10,829        $14,011
Allied products            10,395         3,022         13,417
Coffee brewing
  equipment                 1,712         5,770          7,482
                          $15,289       $19,621        $34,910

June 30, 1993             Processed     Unprocessed      Total
                                       (In thousands)

Coffee                    $ 3,430       $ 8,544        $11,974
Allied products            10,079         3,468         13,547
Coffee brewing
  equipment                 1,523         5,289          6,812
                          $15,032       $17,301        $32,333

Current cost of coffee and allied products inventories exceeds the LIFO cost by approximately $6,700,000 and $2,500,000 as of June 30, 1994 and 1993,
respectively.

E.  Property, Plant and Equipment
                                          1994           1993
                                            (In thousands)

Buildings and facilities                $23,760        $23,244
Machinery and equipment                  46,237         42,152
Office furniture and equipment            2,217          2,431
                                         72,214         67,827
Accumulated depreciation                (47,997)       (44,852)
Land                                      4,726          4,726
                                        $28,943        $27,701

Maintenance and repairs charged to expense for the years ended June 30, 1994, 1993 and 1992 were $9,137,000, $9,056,000 and $9,338,000, respectively.

F.  Retirement Plans

The Company has a contributory defined benefit pension plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co.) and a non contributory defined benefit pension plan for certain hourly employees covered under a collective bargaining agreement (Brewmatic Co.). The Company's funding policy is to contribute annually at a rate that is intended to fund benefits as a level percentage of salary (Farmer Bros. Co.) and as a level dollar cost per participant (Brewmatic Co.) over the working lifetime of the plan participants. Benefit payments are determined under a final pay formula (Farmer Bros. Co.) and flat benefit formula (Brewmatic Co.).

The net periodic pension benefit for 1994, 1993 and 1992 are comprised of the following:
                                        Farmer Bros. Co. Brewmatic Co.
                                                (In thousands)

                                                    1994
    Service cost                        $    594         $    14
    Interest cost                          1,869             116
    Actual return on assets                  (94)              6
    Net amortization and deferral         (3,651)           (216)
       Net periodic pension benefit     $ (1,282)        $   (80)

                                                   1993

    Service cost                        $    588         $     16
    Interest cost                          1,629              110
    Actual return on assets               (5,870)            (260)
    Net amortization and deferral          2,719               76
       Net periodic pension benefit     $   (934)        $    (58)

                                                   1992

    Service cost                        $    655         $     17
    Interest cost                          1,786              100
    Actual return on assets               (4,846)            (256)
    Net amortization and deferral          2,032               77
       Net periodic pension benefit     $   (373)        $    (62)

The funded status of the plans at June 30, 1994 was as follows:

                                        Farmer Bros. Co.    Brewmatic Co.
                                                (In thousands)
Actuarial present value of benefit
  obligations:
   Vested                               $ 22,710         $  1,590
   Non-vested                                110                -
     Accumulated benefit obligations      22,820            1,590
   Effect of projected salary increases    3,724                -
     Projected benefit obligations        26,544            1,590
Plan assets at fair value                (39,111)          (2,295)
Plan assets at fair value in excess
     of projected benefit obligations    (12,567)            (705)
Unrecognized net asset at June 30, 1994    5,585              329
Unrecognized prior service cost             (304)            (117)
Unrecognized net loss                     (1,045)            (167)
     Prepaid pension cost               $ (8,331)        $   (660)

Assumptions for 1994:
     Discount rate for plan obligations     7.75%            7.75%
     Assumed long term return on assets     8.00%            8.00%
     Projected compensation increases for
       pay related plans                    3.10%               -

The funded status of the plans at June 30, 1993 was as follows:

                                        Farmer Bros. Co.    Brewmatic Co.
                                               (In thousands)
Actuarial present value of benefit
   obligations:
   Vested                               $  20,428        $    1,475
   Non-vested                                 121                 3
     Accumulated benefit obligations       20,549             1,478
   Effect of projected salary increases     3,296                 -
     Projected benefit obligations         23,845             1,478
Plan assets at fair value                 (39,920)           (2,377)
Plan assets at fair value in excess
     of projected benefit obligations     (16,075)             (899)
Unrecognized net asset at June 30, 1993     6,206               365
Unrecognized prior service cost              (335)             (130)
Unrecognized net gain                       3,155                97
     Prepaid pension cost               $  (7,049)       $     (567)

Assumptions for 1993:
     Discount rate for plan obligations     8.00%             8.00%
     Assumed long term return on assets     8.00%             8.00%
     Projected compensation increases
       for pay related plans                3.10%               -

The assets of each plan are primarily invested in publicly traded stocks and bonds, U.S. government securities and money market funds. The Farmer Bros. Co. Retirement Plan owned 21,765 shares of the Company's common stock at June 30, 1994 and 1993 with a fair value of approximately $2,677,000 and $3,287,000, respectively.

The Company contributes to two-multi-employer defined benefit plans for certain union employees. The contributions to these multi employer pension plans were approximately $1,615,000, $1,610,000, and $1,448,000 for 1994,
1993 and 1992, respectively. The Company also has a defined contribution plan for eligible non-union employees. No Company contributions have been made nor required to be made to this plan.

The Company incurred health care and life insurance costs, for both active employees and retirees, of approximately $4,114,000, $3,665,000 and $4,305,000 for the years ended June 30, 1994, 1993 and 1992, respectively.
In 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 106 requires the accrual method of accounting for these benefits rather than the Company's previous policy of recording these benefits when paid. The Company recognized the Accumulated Postretirement Benefit Obligation as of July 1, 1992 of $8,130,000. On an after-tax basis, the cumulative effect of this charge was $4,901,000 or $2.55 per share.

Net periodic postretirement benefit cost charged to operations for the years ended June 30, 1994 and 1993 includes the following components:

                                                1994           1993
                                                  (In thousands)
     Service cost benefits earned
        during the year                        $  496         $  457
     Interest cost on accumulated
       postretirement benefit obligation          756            681
     Total expense                             $1,252         $1,138

At June 30, 1994 and 1993, the recorded liability for these postretirement benefits was as follows:

Accumulated postretirement benefit obligation:
                                                1994           1993
                                                  (In thousands)

     Retirees and dependents                   $ 5,276        $ 4,046
     Fully eligible active participants          3,300          2,913
     Other active participants                   2,030          2,066
     Accumulated postretirement
       benefit obligation                       10,606          9,025
     Unrecognized net loss                        (596)             -
     Accrued postretirement benefit cost       $10,010        $ 9,025

The discount rate used in determining the accumulated postretirement benefit obligation at June 30, 1994 and 1993 was 8% and 8.5%, respectively. The health care cost trend rate was assumed to be 10% in 1994 and 1993 grading to 5.5% in ten years for medical and 6% for all years for dental.

An increase in the health care cost trend rate of 1% in each year would increase the accumulated postretirement benefit obligation as of June 30, 1994 by 8.3% and increase the aggregate of service and interest cost for 1994 by 8.7%.

G. Income Taxes

Effective July 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." The cumulative effect of adopting SFAS 109 resulted in a charge of $393,000 or $.20 per share.

The primary components of temporary differences which give rise to the Company's net deferred tax asset at June 30, 1994 and June 30, 1993 are as follows:
                                June 30,       June 30,
                                  1994           1993
                                     (In thousands)
Deferred tax assets:
  Postretirement benefits       $ 4,068        $ 3,629
  Accrued liabilities             2,014          2,088
  State taxes                       287            681
  Other                             922            997
                                  7,291          7,395
Deferred tax liabilities:
  Pension assets                  3,653          3,063
  Other                              14             10
                                  3,667          3,073
   Net deferred tax asset       $ 3,624        $ 4,322

Deferred tax assets are expected to be realized against future taxable income and have not been reduced by a valuation allowance.

The current and deferred components of the provision for income taxes consist of the following:
                                  1994           1993           1992
                                               (In thousands)

Current:  Federal               $ 4,385        $11,991        $10,706
          State                   1,276          2,837          2,871
                                  5,661         14,828         13,577

Deferred: Federal                   642            372           (230)
          State                      56             94            (35)
                                    698            466           (265)
                                $ 6,359        $15,294        $13,312

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:

                                  1994           1993           1992
                                               (In thousands)

Statutory tax rate                 35%          34.5%            34%
Income tax expense
  at statutory rate             $ 5,841        $13,641        $11,403
State income tax
  (net of federal tax
   benefit)                         865          1,856          1,873
Dividend income
  exclusion                        (324)          (302)          (304)
Other (net)                         (23)            99            340
                                $ 6,359        $15,294        $13,312
Income taxes paid               $10,993        $15,636        $14,155

H.  Other Current Liabilities
                                                 1994           1993
                                                    (In thousands)
     Accrued workers'
       compensation liabilities                $ 3,112        $ 2,708
     Dividends payable                             963            867
     Other                                         468            319
                                               $ 4,543        $ 3,894

I.  Line of Credit

The Company has a credit line of $50,000,000. The line has no fee or compensating balance requirement.

J.  Commitments and Contingencies

The Company incurred rent expense of approximately $666,000, $686,000 and $694,000, for the years ended June 30, 1994, 1993 and 1992, respectively, and is obligated under leases for branch warehouses with terms not exceeding five years. Certain leases contain renewal options.

Future minimum lease payments are as follows:

   June 30,    (In thousands)
     1995          $435
     1996           230
     1997           150
     1998           114
     1999            44
                   $973

The Company is a party to various pending legal and administrative pro ceedings. It is management's opinion that the outcome of such proceedings will have no material financial impact on the Company.

Concentration of Credit Risk: At June 30, 1994, financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents in financial institutions (which periodically exceed federally insured limits) and investments in the preferred stocks of other companies. Other investments are in U.S. government securities. Investment in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.

K.  Quarterly Financial Data (Unaudited)

                                       Quarter Ended
                          09/30/93     12/31/93    03/31/94   06/30/94
                               (In thousands, except per share data)

Net sales                 $46,998      $49,564     $48,628    $48,671
Gross profit               26,010       27,621      26,811     13,853
Income (loss) from
 operations                 5,244        5,889       4,679     (6,324)
Net income (loss)           4,365        4,196       3,932     (2,163)
Net income (loss)
 per share                  $2.27        $2.18       $2.04     $(1.13)

Results were negatively impacted by the sudden increase in green coffee prices which occurred in the fourth quarter of 1994.

                                       Quarter Ended
                          09/30/92     12/31/92    03/31/93   06/30/93
                               (In thousands, except per share data)

Net sales                 $47,788      $49,717     $46,667    $46,507
Gross profit               29,368       28,759      28,399     27,732
Income from
   operations               9,029        7,698       7,015      6,187
Income before
   cumulative
   effect of
   accounting changes       6,531        5,886       5,187      6,640
Net income                  1,237        5,886       5,187      6,640
Income per share:
  Before cumulative effect
    of accounting changes   $3.39        $3.06       $2.69      $3.45
  Net income per share      $0.64        $3.06       $2.69      $3.45

Results for the first three quarters of 1993 have been restated to reflect the adoption of SFAS 106 and SFAS 109 retroactively to July 1, 1992. The cumulative effect of adopting these accounting changes, net of tax, was approximately $5,294,000 (or $2.75 per share) during the first quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders to be held on November 28, 1994 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 1994, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

      Name               Age              Position

Roy F. Farmer            78      Chairman of Board of Directors since 1951.

Roy E. Farmer            42      President and Director since 1993; various
                                 positions since 1976, son of Chairman of the Board, R.F. Farmer.

Guenter W. Berger        57      Vice President of Production, Director
                                 since 1980; various positions since 1960.

Kenneth R. Carson        54      Vice President of Sales since 1990;
                                 Sales Management since 1968.

David W. Uhley           53      Secretary since 1985; various positions
                                 since 1968.

John E. Simmons          43      Treasurer since 1985; various positions
                                 since 1980.

All officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

Item 11.  Executive Compensation

Reference is made to the information to be set forth in the section entitled "Management Remuneration" in the Proxy Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the information to be set forth in the sections entitled "Principal Shareholders" and "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Reference is made to the information to be set forth in the sections entitled "Principal Shareholders" and "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) List of Financial Statements and Financial Statement Schedule
     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 1994 and 1993. Consolidated Statements of Income For the Years
              Ended June 30, 1994, 1993 and 1992.
         Consolidated Statements of Cash Flows
              For the Years Ended June 30, 1994, 1993 and 1992. Consolidated Statements of Shareholders' Equity
              For the Years Ended June 30, 1994, 1993 and 1992. Notes to Consolidated Financial Statements

     2.  Financial Statement Schedule:
         Schedule I - Marketable Securities-Other Investments-
              June 30, 1994.
         Other schedules are omitted as they are not applicable, not material or the required information is given in the financial statements or notes thereto.

     3.  Exhibits required by Item 601 of Regulation S-K.
         See item (c) below.

(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1994.

(c)  Exhibits required by Item 601 of Regulation S-K.

     Exhibits
     3.  Articles of incorporation and by-laws.
         Filed with the Form 10-K for the fiscal year ended June 30, 1986.
     4. Instruments defining the rights of security holders, including indentures.
             Not applicable.
     9.  Voting trust agreement.
             Not applicable.
    10.  Material contracts
             Not applicable.
    11.  Statement re computation of per share earnings.
             Not applicable.
    12.  Statements re computation of ratios.
             Not applicable.
    13. Annual report to security holders, Form 10-Q or quarterly report to security holders.
             Not applicable.
    18.  Letter re change in accounting principles.
             Not applicable.
    19.  Previously unfiled documents.
             Not applicable.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K,
Continued

    22.  Subsidiaries of the Registrant.
             Not applicable.
    23. Published report regarding matters submitted to vote of security holders.
              Not applicable.
    24.  Consents of experts and counsel.
              Not applicable.
    25.  Power of attorney.
              Not applicable.
    28.  Additional exhibits.
              Not applicable.
    29. Information from reports furnished to state insurance regulatory authorities.
              Not applicable.

(d) Financial statements required by Regulation S-X but excluded from the annual report to shareholders by
     Rule 14a - 3(b).
              None.

                              FARMER BROS. CO.
           SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                                JUNE 30, 1994

Column A           Column B      Column C     Column D      Column E
                   Number of                                Amount at
Description        shares &      Cost          Market       which carried
                   principal                   value        in the
                   amount                                   balance sheet

                                 (In thousands)

Short term:

  U.S. Government
    obligations       35,000     $34,839      $34,924         $34,839

Long term:

  U.S. Government
    obligations       41,000      39,599       38,621          39,599

  Various preferred
    stocks*                -      28,939       27,895          27,895

  Corporate bonds*     1,800       1,799        1,796           1,799

  Liquid asset fund        -       2,667        2,667           2,667



* Securities of any one issuer do not exceed 2% of total assets.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmer Bros. Co.

By:  Roy F. Farmer
(Roy F. Farmer, Chief Executive Officer and
Chairman of the Board of Directors)
Date:  September 28, 1994

By:  John E. Simmons
(John E. Simmons, Treasurer and
Chief Financial and Accounting Officer)
Date:  September 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lewis A. Coffman
Lewis A. Coffman, Director
Date:  September 28, 1994

Guenter W. Berger
Guenter W. Berger, Vice President and Director
Date:  September 28, 1994

Roy E. Farmer
Roy E. Farmer, President and Director
Date:  September 28, 1994


John M. Anglin, Director
Date

Catherine E. Crowe, Director
Date