Form 10-Q
period 1994-09-30
FARMER BROTHERS CO
filed 1994-11-14
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1994

                          Commission file number 0-1375


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

Number of shares of Common Stock outstanding: 1,926,414 as of September 30, 1994.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

                                FARMER BROS. CO.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                 For the three months
                                                 ended September 30,
                                                1994              1993

Net sales                                    $ 54,182          $ 46,998
Cost of goods sold                             28,274            20,988
                                               25,908            26,010
Selling expense                                18,422            18,241
General and administrative expenses             2,972             2,525
                                               21,394            20,766
Income from operations                          4,514             5,244

Other income (expense):
  Dividend income                                 553               311
  Interest income                                 958               875
  Other                                          (369)              524
                                                1,142             1,710
Income before taxes and
  cumulative effect of
  accounting change                             5,657             6,954

Provision for income taxes                      2,269             2,589

Income before cumulative
  effect of accounting change                   3,388             4,365

Cumulative effect of
  accounting change,
  net of income taxes                            (593)                -

Net income                                   $  2,795          $  4,365

Income per share:
  Before accounting change                   $  1.76           $  2.27
  Cumulative effect of
    accounting change                           (.31)                -
Net income per share                         $  1.45           $  2.27

The accompanying notes are an integral part of these financial statements.

                                FARMER BROS. CO.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                             September 30,      June 30,
                                                1994              1994
                                     ASSETS
Current assets:
  Cash and cash equivalents                  $  7,244          $  8,681
  Short term investments                       84,005            34,839
  Accounts and notes receivable, net           18,231            15,975
  Tax refund receivable                             -             5,357
  Inventories                                  35,717            34,910
  Deferred income taxes                         3,567             2,905
  Prepaid expenses and other                    1,001               708
    Total current assets                      149,765           103,375

Property, plant and equipment, net             30,004            28,943
Notes receivable                                1,216             1,257
Investments                                    28,980            71,960
Other assets                                   14,430            13,649
Deferred taxes and other assets                 1,092               719
    Total assets                             $225,487          $219,903
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  6,220          $  3,372
  Accrued payroll expenses                      4,243             4,573
  Other                                         4,905             4,543
    Total current liabilities                  15,368            12,488

Other long term liabilities                    10,400            10,010

Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           197,786           195,955
  Net unrealized change in
    investment securities                        (561)           (1,044)
    Total shareholders' equity                199,719           197,405
    Total liabilities and
      shareholders' equity                   $225,487          $219,903

The accompanying notes are an integral part of these financial statements.

                                FARMER BROS. CO.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 For the three months
                                                 ended September 30,
                                                1994              1993

Cash flows from operating
 activities:
  Net Income                                 $  2,795          $  4,365

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Cumulative effect of
      accounting change                           593                 -
   Depreciation                                 1,323             1,228
   Deferred income taxes                         (256)                -
   Other                                            9               (44)
   Net (gain) loss on
    investments                                   502              (385)
   Change in assets and
    liabilities:
     Short term investments                    (7,888)          (14,658)
     Accounts and notes
       receivable                              (2,277)             (609)
     Inventories                                 (807)              561
     Tax refund receivable                      5,357                 -
     Prepaid expenses and other
       assets                                  (1,107)             (741)
     Accounts payable                           2,848            (1,648)
     Accrued payroll expenses
       and other liabilities                       32             2,109
     Other long term liabilities                  390               246
Total adjustments                              (1,281)          (13,941)

Net cash provided by operating
 activities                                  $  1,514          ($ 9,576)






The accompanying notes are an integral part of these financial statements.

                                 FARMER BROS. CO
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (Unaudited)
                                                 For the three months
                                                 ended September 30,
                                                1994              1993
Net cash provided by operating
   activities:                               $  1,514          ($ 9,576)

Cash flows from investing
   activities
   Purchases of property, plant
    and equipment                              (2,380)             (905)
   Proceeds from sales of property,
    plant and equipment                            20                72
   Purchases of investments                                      (9,790)
   Proceeds from sales of
    investments                                   311             7,114
   Notes issued                                                    (833)
   Notes repaid                                    61               443

Net cash provided by
 (used in) investing
  activities                                   (1,988)           (3,899)

Cash flows from financing
 activities:
   Dividends paid                                (963)             (963)

   Net cash used in financing
    activities                                   (963)             (963)

Net (decrease) in cash
 and cash equivalents                          (1,437)          (14,439)

Cash and cash equivalents at
 beginning of year                              8,681            64,742

Cash and cash equivalents at
 end of quarter                              $  7,244          $ 50,303

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $      2          $    187

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

B.   Inventories
                               Processed  Unprocessed    Total
                                  (In thousands)
September 30, 1994
Coffee                         $ 2,721    $11,198      $13,919
Allied products                 10,094      3,893       13,985
Coffee brewing equipment         1,807      6,006        7,813
                               $14,622    $21,097      $35,717
June 30, 1994
Coffee                         $ 3,182    $10,829      $14,011
Allied products                 10,395      3,022       13,417
Coffee brewing equipment         1,712      5,770        7,482
                               $15,289    $19,621      $34,910

C.   Accounting Policy Change

The Company adopted the provisions of the Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt & Equity Securities" for such securities held as of or acquired after July 1, 1994. In accordance with SFAS 115, prior period financial statements have not been restated. Currently, a portion of the Company's investments have been classified as trading securities and are carried at fair value with unrealized gains and losses reported in earnings. The balance of the Company's investments are currently classified as available for sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity. The cost of investments sold is determined on the specific identification method. Investments are reported at fair value. Investments designated trading securities are carried as current assets. Available-for-sale investments are carried as current or non-current assets as appropriate. The Company has not identified any held-to-maturity investments at this time. Dividend and interest income are accrued as earned.

Registrant has reported the cumulative effect of the change in accounting principle relating to trading securities as an expense of $593,000, net of taxes. During the quarter ended September 30, 1994, the market value of the Company's trading securities declined $615,000 and is included in Other income (expense). The Company has reported the cumulative effect of the change in accounting principle relating to available for sale securities as a reduction in shareholders' equity of $546,000, net of taxes. During the quarter ended September 30, 1994, the fair value of the Company's available for sale securities declined resulting in an additional reduction in shareholders' equity of $15,000.

Unrealized gains and losses on available for sale investment securities included in shareholders' equity at September 30, 1994 were fixed income government securities maturing after 1 through 5 years with a cost of $28,215,000, a fair value of $27,419,000, resulting in a net unrealized loss of $(796,000) and fixed income government backed securities with a maturity after 5 through 10 years with a cost of $1,699,000, a fair value of $1,560,000, resulting in a net unrealized loss of $(139,000). Deferred income taxes on the unrealized loss is $374,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The volatile green coffee market continues to affect Registrant's results of operations. The Company continues its efforts to pass on higher green coffee costs that more than doubled this past summer. Net sales for the quarter ended September 30, 1994 increased to $54,182,000 as compared to $48,671,000 in the quarter ended June 30, 1994 and $46,998,000 in the quarter ended September 30, 1993. Gross profit for the quarter was $25,908,000 as compared to $13,853,000 in the quarter ended June 30, 1994 and $26,010,000 in the quarter ended September 30, 1993. Operating expenses, composed of selling and general & administrative expenses reached $21,394,000 in the current quarter as compared to $20,178,000 and $20,766,000 in the fiscal quarters ended June 30, 1994 and September 30, 1993, respectively.

Operating income for the three months ended September 30, 1994, reached $4,514,000, or $2.34 per share, as compared to an operating loss of $(6,324,000) or $(3.28) per share and operating income of $5,244,000 or $2.72 per share in the fiscal quarters ended June 30, 1994 and September 30, 1993, respectively. Registrant adopted the provisions of SFAS 115 in the first quarter of fiscal 1995. The cumulative effect of its adoption, net of tax, was $(593,000)
or $(0.31) per share.  Net income for the quarter ended September 30, 1994 was $2,795,000 or $1.45 per share as compared to a net loss of $(2,163,000) or $(1.12) per share and net income of $4,365,000 or $2.27 per share in the fiscal quarters ended June 30, 1994 and September 30, 1993, respectively.

               Net        Gross        Operating     Net
               Sales      Profit         Income     Income
              (In thousands, except per share data)
09/30/93      $46,998     $26,010      $ 5,244    $  4,365
              100.00%      55.34%       11.16%       9.29%

12/31/93      $49,564     $27,621      $ 5,889    $  4,196
              100.00%      55.73%       11.88%       8.47%

03/31/94      $48,628     $26,811      $ 4,679    $  3,932
              100.00%      55.13%        9.62%       8.09%

06/30/94      $48,671     $13,853     ($ 6,324)   $( 2,163)
              100.00%      28.46%      (12.99)%     (4.44)%

09/30/94      $54,182     $25,908      $ 4,514    $  2,795
              100.00%      47.82%        8.33%       5.16%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (CONTINUED)


Income Per Share

                          09/30/93          $2.27
                          12/31/93          $2.18
                          03/31/94          $2.04
                          06/30/94         ($1.13)
                          09/30/94          $1.45


Part II  Other Information

Item 1.  Legal proceedings.                            not applicable.

Item 2.  Changes in securities.                                  none.

Item 3.  Defaults upon senior securities.                        none.

Item 4.  Submission of matters to a vote of
         security holders.                                       none.

Item 5.  Other information.                                      none.

Item 6.  Exhibits and reports on Form 8-K.

(a)  Exhibits.
      (2) Plan of acquisition, reorganization,
          arrangement, liquidation or succession.      not applicable.

      (4) Instruments defining the rights of
          security holders, including indentures.      not applicable.

     (11) Statement re computation of per
          share earnings.                              not applicable.

     (15) Letter re unaudited interim financial
          information.                                 not applicable.

     (18) Letter re change in accounting principles.   not applicable.

     (19) Report furnished to security holders.        not applicable.

     (22) Published report regarding matters
          submitted to vote of security holders.       not applicable.

     (23) Consents of experts and counsel.             not applicable.

     (24) Power of attorney.                           not applicable.

     (27) Financial Data Schedule             see attached Form EX-27.

     (99) Additional exhibits.                         not applicable.

(b)  Reports on Form 8-K                                         none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1994           FARMER BROS. CO.
                                   (Registrant)



                                   John E. Simmons
                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer