Form 10-Q
period 1994-12-31
FARMER BROTHERS CO
filed 1995-02-14
CIK 34563

10
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended December 31, 1994

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

Number of shares of Common Stock outstanding: 1,926,414 as of December 31, 1994.

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

                                  1994      1993         1994      1993
Net sales                       $62,598   $49,564      $116,780  $96,562
Cost of goods sold               32,514    21,943        60,788   42,930
                                 30,084    27,621        55,992   53,632
Selling expense                  19,199    18,979        37,621   37,220
General and administrative
  expenses                        2,864     2,753         5,836    5,278
                                 22,063    21,732        43,457   42,498
Income from operations            8,021     5,889        12,535   11,134

Other income (expense):
  Dividend income                   646       306         1,198      616
  Interest income                   990       947         1,948    1,822
  Other                            (907)      203        (1,276)     728
                                    729     1,456         1,870    3,166
Income before taxes
  and cumulative effect
  of accounting change            8,750     7,345        14,405   14,300

Provision for
  income taxes                    3,376     3,149         5,646    5,739

Income before cumulative
  effect of accounting change     5,374     4,196         8,759    8,561

Cumulative effect of
  accounting change,
  net of income taxes                 -         -          (593)       -

Net income                      $ 5,374   $ 4,196      $  8,166  $ 8,561

Income per share:
  Before accounting change        $2.79     $2.18         $4.55    $4.44
  Cumulative effect of
    accounting change                 -         -          (.31)       -
Net income per share              $2.79     $2.18         $4.24    $4.44


The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             December 31,       June 30,
                                                1994              1994
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $  7,899          $  8,681
  Short term investments                       83,693            34,839
  Accounts and notes receivable, net           20,416            15,975
  Tax refund receivable                                           5,357
  Inventories                                  36,333            34,910
  Deferred income taxes                         3,561             2,905
  Prepaid expenses and other                      692               708
    Total current assets                      152,594           103,375

Property, plant and equipment, net             30,462            28,943
Notes receivable                                1,193             1,257
Investments                                    28,729            71,960
Other assets                                   14,823            13,649
Deferred taxes and other assets                 1,099               719
    Total assets                             $228,900          $219,903
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  4,710          $  3,372
  Accrued payroll expenses                      4,174             4,573
  Other                                         5,537             4,543
    Total current liabilities                  14,421            12,488

Other long term liabilities                    10,790            10,010

Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      569               568
  Retained earnings                           202,196           195,955
  Net unrealized change in
   investment securities                       (1,002)           (1,044)
    Total shareholders' equity                203,689           197,405
    Total liabilities and
      shareholders' equity                   $228,900          $219,903

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                 For the six months
                                                 ended December 31,

                                                1994              1993
Cash flows from operating
 activities:
  Net Income                                 $   8,166         $   8,561

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Cumulative effect of
      accounting change                            593
   Depreciation                                  2,631             2,444
   Deferred income taxes                          (256)
   Other                                          (141)               13
   Net (gain) loss on
    investments                                  1,603              (485)
   Change in assets and
    liabilities:
     Short term investments                     (8,677)          (26,855)
     Accounts and notes
       receivable                               (4,429)           (2,302)
     Inventories                                (1,423)           (2,849)
     Tax refund receivable                       5,357
     Prepaid expenses and other
       assets                                   (1,144)           (1,245)
     Accounts payable                            1,339            (2,468)
     Accrued payroll expenses
       and other liabilities                       595              (500)
     Other long term liabilities                   780               492
Total adjustments                               (3,172)          (33,755)

Net cash provided by operating
 activities                                  $   4,994         ($ 25,194)





The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the six months
                                                 ended December 31,

                                                1994              1993
Net cash provided by operating
   activities:                               $   4,994         ($ 25,194)

Cash flows from investing
   activities
   Purchases of property, plant
    and equipment                               (4,199)           (2,940)
   Proceeds from sales of property,
    plant and equipment                            173               147
   Purchases of investments                                      (37,921)
   Proceeds from sales of
    investments                                    124            12,938
   Notes issued                                    (20)             (833)
   Notes repaid                                     72               461

Net cash (used in)
 investing activities                           (3,850)          (28,148)

Cash flows from financing
 activities:
   Dividends paid                               (1,926)           (1,926)

Net cash used in financing
 activities                                     (1,926)           (1,926)

Net (decrease) in cash
 and cash equivalents                             (782)          (55,268)

Cash and cash equivalents at
 beginning of year                               8,681            64,742

Cash and cash equivalents at
 end of quarter                              $   7,899         $   9,474

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $   2,627         $   5,502

The accompanying notes are an integral part of these financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
A.   Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is Management's opinion tht all adjustments of a normal recurring nature necessary for a fair statement of the results of operations for the interim periods have been made.

B.   Inventories
                               Processed  Unprocessed    Total
                                  (In thousands)
December 31, 1994
Coffee                          $ 3,344     $10,750    $14,094
Allied products                   9,853       4,166     14,019
Coffee brewing equipment          1,859       6,361      8,220
                                $15,056     $21,277    $36,333
June 30, 1994
Coffee                          $ 3,182     $10,829    $14,011
Allied products                  10,395       3,022     13,417
Coffee brewing equipment          1,712       5,770      7,483
                                $15,289     $19,621    $34,911

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

Registrant has reported the cumulative effect of the change in accounting principle relating to trading securities in the first quarter of fiscal 1995 as an expense of $593,000, net of taxes. During the quarter ended September 30, 1994, the market value of the Company's trading securities declined $615,000 and is included in Other income (expense). The Company has reported the cumulative effect of the change in accounting principle relating to available for sale securities in the first quarter of fiscal

1995 as a reduction in shareholders' equity of $546,000, net of taxes. During the quarter ended December 31, 1994, the fair value of the Company's available for sale securities declined resulting in an additional reduction in shareholders' equity of $441,000.

Unrealized gains and losses on available for sale investment securities included in shareholders' equity at December 31, 1994 were fixed income government securities maturing after one through five years with a cost of $26,721,000, a fair value of $25,576,000, resulting in a net unrealized loss of($1,145,000) and fixed income government backed securities with a maturity after five through ten years with a cost of $3,303,000, a fair value of $3,072,000, resulting in a net unrealized loss of ($231,000).

Item 2. Management's Discussion and Analyis of Financial Condition and Results of Operations

The volatile the green coffee market continues to effect Registrant's operations. Green coffee costs have decreased from the 20 year highs reached this past summer. The members of the Association of Coffee Producing Countries (ACPC) are again trying to establish a voluntary coffee retention program to provide a mechanism to support green coffee prices at or above current levels. Green coffee costs for the first half of fiscal 1995 have exceeded those during the same period of fiscal 1994 by nearly 100%. Increases in the sales prices of roast coffee during this period brought operating margins in line with historic averages by the end of the quarter ending in December. Registrant cautions against predicting whether these margins can be sustained given the uncertain cost of its primary raw material and the competitive pressures of its market.

Net sales for the second quarter of fiscal 1995 increased 26%, as the result of higher sales prices of roast coffee, to $62,598,000 as compared to $49,564,000 in the same quarter of the prior year. Net sales for the first half of fiscal 1995 increased 21% to $116,780,000 from $96,562,000 in the same period of fiscal 1994. Gross profit in the second quarter was $30,084,000, or 48% of sales, as compared to $25,908,000, or 48% of sales, in the first quarter of fiscal 1995 and $27,621,000, or 56% of sales, in the same quarter of fiscal 1994. Operating expenses reached $22,063,000 in the second quarter of fiscal 1995, as compared to $21,394,000 in the first quarter of fiscal 1995 and $21,372,000 in the second quarter of fiscal 1994.

Income after taxes and before effect of accounting change for the three months ended December 31, 1994, reached $5,374,000, or $2.79 per share, as compared to $4,514,000, or $2.34 per share, in the first quarter of fiscal 1995, and $4,196,000 or $2.18 per share in the second quarter of fiscal 1994.

Net income for the first half of fiscal 1995 has been reduced as a result of adopting the provisions of SFAS 115 in the first quarter of fiscal 1995. The cumulative effect of its adoption, net of tax, was $(593,000) or $(0.31) per share. Income after taxes and before the effect of accounting

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (CONTINUED)


change for the six months ended December 31, 1994, reached $8,759,000, or $4.55 per share, as compared to $8,561,000, or $4.44 per share, in the first six months of fiscal 1994.

Quarterly Summary of Results
(in thousands of dollars)

                  12/31/93  03/31/94   06/30/94  09/30/94  12/31/94
Net sales          49,564    48,628     48,671    54,182    62,598
Gross profit       27,621    26,811     13,853    25,908    30,084
Operating income    5,889     4,679     -6,324     4,514     8,021
Net income          4,196     3,932     -2,163     2,795     5,374



(as a percentage of sales)

                  12/31/93  03/31/94   06/30/94  09/30/94  12/31/94
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        55.73     55.13      28.46     47.82     48.06
Operating income    11.88      9.62     -12.99      8.33     12.81
Net income           8.47      8.09      -4.44      5.16      8.58



(in dollars)

                  12/31/93  03/31/94  06/30/94   09/30/94  12/31/94
EPS                  2.18      2.04     -1.13       1.45      2.79


PART II  OTHER INFORMATION

Item 1.  Legal proceedings.                           not applicable.

Item 2.  Changes in securities.                                 none.

Item 3.  Defaults upon senior securities.                       none.

Item 4.  Submission of matters to a vote of
         security holders.

         The Annual Meeting of Shareholders of Farmer Bros. Co. was held on November 28, 1994. Holders of the Company's common stock were entitled to one vote per share of common stock held.

         The proposal to amend the Company's Bylaws to eliminate cumulative voting was adopted, with 1,259,385 shares in favor, 45,240 shares against and 3,524 shares abstaining.

         Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors:
         Roy F. Farmer, Roy E. Farmer, Catherine E. Crowe, Lewis A. Coffman, Guenter W. Berger and John M. Anglin. There were 1,341,853 shares for the election of directors, 2,582 shares against and 3,696 shares abstaining.

         The proposal to appoint Coopers & Lybrand as the independent accountants for the Company for the year ended June 30, 1995 was approved with 1,347,539 shares in favor of the resolution, 10 shares against and 583 shares abstaining.

Item 5.  Other information.                                     none.

Item 6.  Exhibits and reports on Form 8-K.
(a)  Exhibits.
      (2) Plan of acquisition, reorganization,
          arrangement, liquidation or
          succession                                  not applicable.

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

     (19) Report furnished to security holders        not applicable.

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

Date:  February 14, 1995           FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer