Form 10-Q
period 1995-03-31
FARMER BROTHERS CO
filed 1995-05-12
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended March 31, 1995

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

Number of shares of Common Stock outstanding: 1,926,414 as of March 31, 1995.


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

                                  1995      1994         1995      1994
Net sales                       $59,514   $48,628      $176,294  $145,191
Cost of goods sold               32,696    21,817        93,483    64,747
                                 26,818    26,811        82,811    80,444
Selling expense                  18,958    18,605        56,578    55,825
General and administrative
  expenses                        3,412     3,527         9,248     8,804
                                 22,370    22,132        65,826    64,629
Income from operations            4,448     4,679        16,985    15,815

Other income (expense):
  Dividend income                   638       305         1,836       921
  Interest income                 1,154       879         3,102     2,700
  Other                             857       655          (418)    1,383
                                  2,649     1,839         4,520     5,004
Income before taxes
  and cumulative effect
  of accounting change            7,097     6,518        21,505    20,819

Provision for
  income taxes                    3,075     2,586         8,721     8,326

Income before cumulative
  effect of accounting change     4,022     3,932        12,784    12,493

Cumulative effect of
  accounting change,
  net of income taxes                 -         -          (593)        -

Net income                      $ 4,022   $ 3,932      $ 12,191  $ 12,493

Income per share:
  Before accounting change        $2.09     $2.04         $6.64    $6.49
  Cumulative effect of
    accounting change                 -         -          (.31)       -
Net income per share              $2.09     $2.04         $6.33    $6.49




The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             March 31,          June 30,
                                                1995              1994
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $  9,249          $  8,681
  Short term investments                       86,494            34,839
  Accounts and notes receivable, net           18,648            15,975
  Tax refund receivable                             -             5,357
  Inventories                                  36,478            34,910
  Deferred income taxes                         3,561             2,905
  Prepaid expenses and other                    1,212               708
    Total current assets                      155,642           103,375

Property, plant and equipment, net             31,244            28,943
Notes receivable                                1,929             1,257
Investments                                    29,271            71,960
Other assets                                   15,107            13,649
Deferred taxes and other assets                 1,099               719
    Total assets                             $234,292          $219,903


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  6,493          $  3,372
  Accrued payroll expenses                      4,540             4,573
  Other                                         4,555             4,543
    Total current liabilities                  15,588            12,488

Other long term liabilities                    11,302            10,010

Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      569               569
  Retained earnings                           205,256           195,954
  Net unrealized change in
   investment securities                         (349)           (1,044)
    Total shareholders' equity                207,402           197,405
    Total liabilities and
      shareholders' equity                   $234,292          $219,903


The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the nine months
                                                 ended March 31,

                                                1995              1994
Cash flows from operating
 activities:
  Net Income                                 $ 12,191          $ 12,493

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Cumulative effect of
      accounting change                           593
   Depreciation                                 3,922             3,717
   Deferred income taxes                         (256)
   Other                                         (143)              (22)
   Net (gain) loss on
    investments                                   841            (1,007)
   Change in assets and
    liabilities:
     Short term investments                   (10,716)           (7,712)
     Accounts and notes
       receivable                              (2,667)           (2,120)
     Inventories                               (1,568)           (1,935)
     Tax refund receivable                      5,357
     Prepaid expenses and other
       assets                                  (1,951)           (2,467)
     Accounts payable                           3,121            (1,062)
     Accrued payroll expenses
       and other liabilities                      (22)               22
     Other long term liabilities                1,292               738
Total adjustments                              (2,197)          (11,848)

Net cash provided by operating
 activities                                  $  9,994          $    645








The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the nine months
                                                 ended March 31,

                                                1995              1994
Net cash provided by operating
   activities:                               $   9,994         $     645

Cash flows from investing
   activities
   Purchases of property, plant
    and equipment                               (6,348)           (4,553)
   Proceeds from sales of property,
    plant and equipment                            255               201
   Purchases of investments                                      (64,695)
   Proceeds from sales of
    investments                                    236            20,178
   Notes issued                                   (761)             (833)
   Notes repaid                                     82             1,025

Net cash (used in)
 investing activities                           (6,536)          (48,677)

Cash flows from financing
 activities:
   Dividends paid                               (2,890)           (2,890)

Net cash used in financing
 activities                                     (2,890)           (2,890)

Net (decrease) in cash
 and cash equivalents                              568           (50,922)

Cash and cash equivalents at
 beginning of year                               8,681            64,742

Cash and cash equivalents at
 end of quarter                              $   9,249         $  13,820

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $   6,921         $   8,363

The accompanying notes are an integral part of these financial statements.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
A.   Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is Management's opinion that all adjustments of a normal recurring nature necessary for a fair statement of the results of operations for the interim periods have been made.

B.   Inventories
                               Processed  Unprocessed    Total
                                  (In thousands)
March 31, 1995
Coffee                          $ 3,139     $10,905    $14,044
Allied products                  10,143       4,625     14,768
Coffee brewing equipment          1,792       5,874      7,666
                                $15,074     $21,404    $36,478
June 30, 1994
Coffee                          $ 3,182     $10,829    $14,011
Allied products                  10,395       3,022     13,417
Coffee brewing equipment          1,712       5,770      7,482
                                $15,289     $19,621    $34,910

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

Registrant has reported the cumulative effect of the change in accounting principle relating to trading securities in the first quarter of fiscal 1995 as an expense of $593,000, net of taxes. During the quarter ended March 31, 1995, the market value of the Company's trading securities increased $1,731,000, and for the nine months ended March 31, 1995 reflects net unrealizable gain of $589,000, and is included in Other income (expense). The Company has reported the cumulative effect of the change in accounting principle relating to available for sale securities in the first quarter of fiscal 1995 as a reduction in shareholders' equity of $546,000, net of taxes. During the quarter ended March 31, 1995, the fair value of the Company's available for sale securities increased resulting in an increase in shareholders equity of $654,000, and an increase for the fiscal year of $197,000.

Unrealized gains and losses on available for sale investment securities included in shareholders' equity at March 31, 1995, were fixed income government securities maturing after one through five years with a cost of $26,709,000, a fair value of $26,035,000, resulting in a net unrealized loss of($674,000) and fixed income government backed securities with a maturity after five through ten years with a cost of $3,203,000, a fair value of $3,155,000, resulting in a net unrealized loss of ($48,000).

Item 2. Management's Discussion and Analyze of Financial Condition and Results of Operations

Registrant's operations in the third quarter of fiscal 1995 continue to reflect the high prices of green coffee. Green coffee costs for the nine months exceed those of the prior year by more than 140%. Higher sales prices of roast coffee have passed along most cost increases, but higher prices result in lower volume and gross profit margins have not been as strong as in prior years. Gross profit and operating expenses compare favorably with the same periods of the prior fiscal year. Registrant cautions that the green coffee market becomes even more volatile as we approach the traditional Brazilian frost season, and is unable to predict either the direction of green coffee costs or whether current profit margins can be maintained in this critical raw material.

Net sales for the second quarter of fiscal 1995 increased 22% to $59,514,000 as compared to $48,628,000 in the same quarter of the prior year. Net sales for the first nine months of fiscal 1995 increased 21% to $176,294,000 from $145,190,000 in the same period of fiscal 1994. Gross profit in the third quarter was $26,818,000 or 45% of sales, as compared to $30,084,000 or 48% of sales, in the second quarter of fiscal 1995 and $26,811,000, or 55% of sales, in the same quarter of fiscal 1994. Gross profit for the first nine months of fiscal 1995 increased 3% to $82,811,000 from $80,443,000 in the same period of the prior fiscal year. Operating expenses reached $22,370,00 in the third quarter of fiscal 1995, as compared to $22,132,000 in the third quarter of fiscal 1994. Operating expenses for the first three fiscal quarters increased 2% to $65,826,000 in 1995 as compared to $64,629,000 in the same period of the prior fiscal year.

Income after taxes and before effect of accounting change for the three months ended March 31, 1995, reached $4,022,000, or $2.09 per share, as compared to $5,374,000, or $2.79 per share, in the second quarter of fiscal

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (CONTINUED)


1995, and $3,932,000 or $2.04 per share in the second quarter of fiscal
1994.

Net income for the first half of fiscal 1995 has been reduced as a result of adopting the provisions of SFAS 115 in the first quarter of fiscal 1995. The cumulative effect of its adoption, net of tax, was $(593,000) or $(.031) per share. Income after taxes and before the effect of accounting change for the six months ended December 31, 1994, reached $12,191,000, or $6.33 per share, as compared to $12,493,000, or $6.49 per share, in the first nine months of fiscal 1994.

Quarterly Summary of Results
(in thousands of dollars)


                  03/31/94  06/30/94   09/30/94  12/31/94  03/31/95
Net sales          48,628    48,671     54,182    62,598    59,514
Gross profit       26,811    13,853     25,908    30,084    26,818
Operating income    4,679    (6,324)     4,514     8,021     4,448
Net income          3,932    (2,163)     2,795     5,374     4,002


(as a percentage of sales)

                  03/31/94  06/30/94   09/30/94  12/31/94  03/31/95
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        55.13     28.46      47.82     48.06     45.06
Operating income     9.62    (12.99)      8.33     12.81      7.47
Net income           8.09     (4.44)      5.16      8.58      6.72



(in dollars)

                  03/31/94  06/30/94  09/30/94   12/31/94  03/31/95
EPS                  2.04     (1.13)     1.45       2.79      2.09

PART II  OTHER INFORMATION

Item 1.  Legal proceedings.                           not applicable.

Item 2.  Changes in securities.                                 none.

Item 3.  Defaults upon senior securities.                       none.

Item 4.  Submission of matters to a vote of                     none.
         security holders.

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

Date:  May 12, 1995                FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer