Form 10-Q/A
period 1995-03-31
FARMER BROTHERS CO
filed 1995-09-28
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-Q/A


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

                                  1995      1994         1995      1994

Net sales                       $59,514   $48,628      $176,294  $145,191
Cost of goods sold               32,696    21,817        93,483    64,747
                                 26,818    26,811        82,811    80,444
Selling expense                  18,958    18,605        56,578    55,825
General and administrative
  expenses                        3,412     3,527         9,248     8,804
                                 22,370    22,132        65,826    64,629
Income from operations            4,448     4,679        16,985    15,815

Other income (expense):
  Dividend income                   638       305         1,836       921
  Interest income                 1,154       879         3,102     2,700
  Other                            (857)      655          (991)    1,383
                                    935     1,839         3,947     5,004
Income before provision
  for income taxes                5,383     6,518        20,932    20,819

Provision for
  income taxes                    2,163     2,586         8,249     8,326

Net income                      $ 3,220   $ 3,932      $ 12,683  $ 12,493


Net income per share             $1.67     $2.04         $6.58     $6.49














The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             March 31,          June 30,
                                                1995              1994
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $  9,249          $  8,681
  Short term investments                       21,756            34,839
  Accounts and notes receivable, net           18,648            15,975
  Tax refund receivable                             -             5,357
  Inventories                                  36,478            34,910
  Deferred income taxes                         2,905             2,905
  Prepaid expenses and other                    1,212               708
    Total current assets                       90,248           103,375

Property, plant and equipment, net             31,244            28,943
Notes receivable                                1,929             1,257
Investments                                    93,929            71,960
Deferred taxes and other assets                16,366            14,368
    Total assets                             $233,716          $219,903

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  6,493          $  3,372
  Accrued payroll expenses                      4,540             4,573
  Other                                         3,826             4,543
    Total current liabilities                  14,859            12,488

Other long term liabilities                    11,302            10,010

Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           205,749           195,955
  Net unrealized change in
   investment securities                         (688)           (1,044)
    Total shareholders' equity                207,555           197,405
    Total liabilities and
      shareholders' equity                   $233,716          $219,903


The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the nine months
                                                 ended March 31,

                                                1995              1994

Cash flows from operating
 activities:
  Net Income                                 $ 12,683          $ 12,493

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 3,922             3,717
   Other                                         (143)              (22)
   Net (gain) loss on
    investments                                 1,430            (1,007)
   Change in assets and
    liabilities:
     Short term investments                         -            (7,712)
     Accounts and notes
       receivable                              (2,667)           (2,120)
     Inventories                               (1,568)           (1,935)
     Tax refund receivable                      5,357                 -
     Prepaid expenses and other
       assets                                  (1,951)           (2,467)
     Accounts payable                           3,121            (1,062)
     Accrued payroll expenses
       and other liabilities                     (750)               22
     Other long term liabilities                1,292               738
Total adjustments                               8,043           (11,848)

Net cash provided by operating
 activities                                  $ 20,726          $    645










The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the nine months
                                                 ended March 31,

                                                1995              1994
Net cash provided by operating
   activities:                               $  20,726         $     645

Cash flows from investing
   activities
   Purchases of property, plant
    and equipment                               (6,348)           (4,553)
   Proceeds from sales of property,
    plant and equipment                            255               201
   Purchases of investments                   (103,227)          (64,695)
   Proceeds from sales of
    investments                                 92,730            20,178
   Notes issued                                   (761)             (833)
   Notes repaid                                     83             1,025

Net cash (used in)
 investing activities                          (17,268)          (48,677)

Cash flows from financing
 activities:
   Dividends paid                               (2,890)           (2,890)

Net cash used in financing
 activities                                     (2,890)           (2,890)

Net (decrease) in cash
 and cash equivalents                              568           (50,922)

Cash and cash equivalents at
 beginning of year                               8,681            64,742

Cash and cash equivalents at
 end of quarter                              $   9,249         $  13,820

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $   6,921         $   8,363


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

C.   Accounting Policy Change

Effective July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt & Equity Securities." In accordance with SFAS 115, prior period financial statements have not been restated. The adoption of SFAS 115 did not have a material effect upon the consolidated financial statements. The Company's investments are currently classified as available for sale and are carried at fair value with unrealized gains or losses excluded from earnings and reported as a separate component of shareholders' equity. The Company previously reported a portion of its portfolio as trading in prior 1995 quarterly reports. The Company believes these investments are more appropriately reported as available for sale and have been reclassified in the third quarter. The impact on net income for the nine months ended March 31, 1995 was not material. The cost of investments sold is determined on the specific identification method. Dividend and interest income are accrued as earned.

The contractual maturities of debt securities classified as current and non-current available for sale are the following.
                                           3/31/95      7/1/94
     Maturities                          Fair Value   Fair Value
                                              (In thousands)
Within one year                           $21,756      $34,924
After 1 year through 5 years               61,242       38,621
After 5 years through 10 years              1,503        1,796
                                          $84,501      $75,341

Item 2. Management's Discussion and Analyze of Financial Condition and Results of Operations

Registrant's operations in the third quarter of fiscal 1995 continue to reflect the high prices of green coffee. Green coffee costs for the nine months exceed those of the prior year by more than 40%. Higher sales prices of roast coffee have passed along most cost increases, but higher prices result in lower volume and gross profit margins have not been as strong as in prior years. Gross profit and operating expenses compare favorably with the same periods of the prior fiscal year. Registrant cautions that the green coffee market becomes even more volatile as we approach the traditional Brazilian frost season, and is unable to predict either the direction of green coffee costs or whether current profit margins can be maintained in this critical raw material.

Net sales for the third quarter of fiscal 1995 increased 22% to $59,514,000 as compared to $48,628,000 in the same quarter of the prior year. Net sales for the first nine months of fiscal 1995 increased 21% to $176,294,000 from $145,191,000 in the same period of fiscal 1994. Gross profit in the third quarter was $26,818,000 or 45% of sales, as compared to $30,085,000 or 48% of sales, in the second quarter of fiscal 1995 and $26,811,000, or 55% of sales, in the third quarter of fiscal 1994. Gross profit for the first nine months of fiscal 1995 increased 3% to $82,811,000 from $80,444,000 in the same period of the prior fiscal year. Operating expenses reached $22,370,000 in the third quarter of fiscal 1995, as compared to $22,132,000 in the third quarter of fiscal 1994. Operating expenses for the first three fiscal quarters increased 2% to $65,826,000 in 1995 as compared to $64,629,000 in the same period of the prior fiscal year.

Net income for the three months ended March 31, 1995, reached $3,220,000, or $1.67 per share, as compared to $5,706,000, or $2.96 per share, in the second quarter of fiscal 1995, and $3,932,000 or $2.04 per share in the third quarter of fiscal 1994.

Quarterly Summary of Results
(in thousands of dollars)
                  03/31/94  06/30/94   09/30/94  12/31/94  03/31/95
Net sales          48,628    48,671     54,182    62,598    59,514
Gross profit       26,811    13,853     25,908    30,085    26,818
Operating income    4,679    (6,324)     4,514     8,023     4,448
Net income          3,932    (2,163)     3,757     5,706     3,220


Quarterly Summary of Results
(as a percentage of sales)
                  03/31/94  06/30/94   09/30/94  12/31/94  03/31/95
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        55.13     28.46      47.82     48.06     45.06
Operating income     9.62    (12.99)      8.33     12.82      7.47
Net income           8.09     (4.44)      6.93      9.12      5.41


Quarterly Summary of Results
(in dollars)
                  03/31/94  06/30/94  09/30/94   12/31/94  03/31/95
EPS                  2.04     (1.13)     1.95       2.96      1.67

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

Date:  September 27, 1995          FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer