Form 10-K
period 1995-06-30
FARMER BROTHERS CO
filed 1995-09-28
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1995

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

Title of each class           Name on each exchange on which registered
  Common stock,                                    OTC
  $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]   NO [ ]

     Number of shares of Common Stock, $1.00 par value, outstanding as of August 31, 1995: 1,926,414 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $124 million.

                    Documents Incorporated by Reference

     Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the Registrant to be held on November 27, 1995 are incorporated by reference into Part III of this report.



                            PAGE 1 OF 26 PAGES

PART I

Item 1. Business

General: Farmer Bros. Co. (the Company or Registrant) was incorporated in California in 1923, and is engaged in the production and sale of coffee, spices and a variety of allied products to the institutional food service industry.

Raw Materials and Supplies: Coffee is the largest product in the line and is responsible for approximately 63% of corporate revenues. Purchasing, roasting and packaging coffee takes place at Registrant's Torrance plant, which is also the distribution hub for its branches.

Green coffee is purchased through domestic commodity brokers. Agricultural commodities are subject to fluctuations of both price and supply.
Registrant has not been confronted by shortages in the supply of green coffee, but has been faced with price fluctuations.

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

Distribution: Registrant's products are distributed by its selling divisions from 96 branches located in most urban centers in the western states. The diversity of the product line (over 300 products) and size of the area served requires each branch to stock a sizable inventory. Registrant maintains its own trucking fleet to better control the supply of these warehouses.

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

Working Capital: Registrant makes every effort to finance operations internally. Management believes that working capital from internal sources will be adequate for the coming year. Registrant maintains a $50,000,000 line of credit with First Interstate Bank of California. There is no commitment fee or compensating balance requirement and the line was not used in fiscal 1995.

Foreign Operations: Registrant has no material revenues that result from foreign operations. Coffee brewing equipment is sold through distributors in Canada and Japan and manufactured in Europe under license.

Other: On June 30, 1995, Registrant employed 1,172 employees, 486 are subject to collective bargaining agreements.

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

Item 4.  Submission of Matters to A Vote of Security Holders

None.


PART II

Item 5.  Market for Registrant's Common Equity and Related
Shareholder Matters

Registrant has one class of common stock which is traded in the over the counter market. The bid prices indicated below are as reported by NASDAQ and represent prices between dealers, without including retail mark up, mark down or commission, and do not necessarily represent actual trades.

                          1995                       1994
                High      Low    Dividend   High     Low    Dividend
1st Quarter  $134.00   $123.00    $ 0.50  $156.00  $145.00   $ 0.50
2nd Quarter   132.00    120.00      0.50   156.00   134.00     0.50
3rd Quarter   130.00    117.00      0.50   151.00   126.00     0.50
4th Quarter   132.00    120.00      0.50   148.00   123.00     0.50

There were 654 holders of record on June 30, 1995.

Item 6. Selected Financial Data
(Dollars in thousands, except per share data)

                            1995            1994              1993
Net sales                 $234,662        $193,861          $190,679
Income from operations      25,235           9,488            29,929
Net income                  19,517          10,330            18,950*
Net income per share       $10.13           $5.36             $9.84*
Total assets              $244,340        $219,903          $216,266
Dividends declared
  per share                 $2.00           $2.00             $1.80

                                            1992              1991
Net sales                                 $197,312          $196,232
Income from operations                      27,494            28,016
Net income                                  20,226            21,394
Net income per share                       $10.50            $11.11
Total assets                              $190,714          $171,361
Dividends declared
  per share                                 $1.60             $1.40

* Includes the cumulative impact of adopting Statement of Financial Accounting Standards Nos. 109 ("SFAS 109"), "Accounting for Income Taxes" and 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions" as of July 1, 1992, which reduced net income for the year ended June 30, 1993 by approximately $5,294,000 or $2.75 per share. (See Notes F and G to Consolidated Financial Statements)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant continues to maintain a strong working capital position, and management believes cash requirements for the coming year will be provided by internal sources. Registrant has no major commitments for capital expenditures at this time. Construction of a new laboratory building in its Torrance compound will be completed this fall at an estimated cost of $2.5 million. The Company also has a branch warehouse nearing completion in Austin, Texas with a cost of $725,000 and expects to start construction of a similar facility in Memphis, Tennessee.

The Company maintains a $50 million line of credit with First Interstate Bank of California. There was no bank debt incurred during fiscal 1995.

                           1995                1994           1993
                                       (Dollars in thousands)
Current assets           $149,806            $103,375       $155,148
Current liabilities        18,724              12,488         15,269
  Working capital        $131,082            $ 90,887       $139,879
  Quick ratio              5.73:1              4.76:1         7.77:1
Capital Expenditures     $  9,085            $  6,658       $  5,388

Results of Operations

The volatile green coffee market continues to effect Registrant. Green coffee costs soared last year as Brazil, the world's largest coffee producer, sustained frost damage to the coffee crop. Speculation about the extent of crop losses spurred green coffee costs to eight year highs. Higher green coffee costs have been passed on to Registrant's customers with higher selling prices of roast coffee, but higher prices result in lower sales volume and customer resistance to higher prices result in smaller margins.

Net sales increased 21% to $234,662,000 in 1995 as compared to $193,861,000 in 1994 as the result of higher roast coffee prices, offset by a 7% decrease in coffee volume. Gross profit increased to $112,899,000 in 1995, or 48% of sales, compared to $94,295,000, or 49% of sales, in 1994. This is still less than the $114,258,000 gross profit, or 60% of sales, reached in fiscal 1993. Other expenses increased 3% to $87,664,000 in 1995 from $84,807,000 in 1994 and $84,329,000 in 1993.

Income before taxes increased to $31,284,000 or 13% of sales in 1995, as compared to $16,689,000 or 9% of sales in 1994 and $39,538,000 or 21% of sales in 1993. 1994 earnings were depressed by a volatile increase in green coffee market costs. Net income for fiscal 1995 reached $19,517,000, or $10.13 per share, as compared to $10,330,000, or $5.36 per share, in 1994 and $18,950,000, or $9.84 per share, in 1993.

Registrant adopted the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities" during the first quarter of fiscal 1995. In accordance with SFAS 115, prior period financial statements have not been restated. The adoption of SFAS 115 did not have a significant effect upon the Company's financial condition or results of operation.

                                      1995        1994         1993*
Income per share:
  Before accounting changes          $10.13     $ 5.36        $12.59
  Cumulative effect of
    accounting changes                    -           -        (2.75)
  Net income per share               $10.13     $ 5.36        $ 9.84

Percentage change:
                                   1995 to 1994             1994 to 1993
Net sales                             21.1%                     1.7%
Cost of goods sold                    22.3%                    30.3%
Gross profit                          19.7%                   (17.5%)
Operating expenses                     3.4%                     0.6%
Income from operations               166.0%                   (68.3%)
Provision for income taxes            85.0%                   (58.4%)
Income before accounting changes      88.9%                   (57.4%)
Net income                            88.9%                   (45.5%)

* The Company adopted SFAS 106 and SFAS 109 in 1993.

Change in Earnings Per Share
A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:
                                Per Share Earnings       Per Share Earnings
                                   1995 vs. 1994           1994 vs. 1993
Coffee:  Prices                      $24.11                   $ 1.66
         Volume                       (4.08)                   (2.02)
         Cost                        (10.27)                  (11.10)
         Gross Profit                  9.76                   (11.46)

Allied products: Gross Profit         (0.10)                    1.10
Operating expenses                    (1.48)                   (0.25)
Other income                          (0.60)                   (1.25)
Provision for income taxes            (2.81)                    4.63
Income before accounting changes       4.77                    (7.23)
Cumulative effect of
  accounting changes*                     -                     2.75
Net income                            $4.77                   $(4.48)

* The Company adopted SFAS 106 and SFAS 109 in 1993.

Price Risk
The Company's operations are significantly impacted by the world market for green coffee, its largest product. Coffee is an agricultural product and fundamental shifts in supply or demand can have a dramatic effect on its price. Coffee is traded domestically on the New York Coffee Tea and Cocoa Exchange, and is one of the largest and most volatile commodity markets.
At present, the Company manages its exposure to price risk by managing its inventory level. Registrant is unable to predict either the direction or duration of coffee price swings, and cautions against using past results to predict future results.

Item 8.  Financial Statements and Supplementary Data


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Farmer Bros. Co. and Subsidiary


We have audited the consolidated financial statements of Farmer Bros. Co. and Subsidiary ("the Company") as listed in Item 14(a) of this Form
10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes B, F and G to the consolidated financial statements, the Company changed its methods of accounting for certain investments in debt and equity securities in 1995 and for postretirement benefits other than pensions and income taxes in 1993.




Coopers & Lybrand L.L.P.

Los Angeles, California
September 22, 1995

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)


                                             June 30,          June 30,
                                               1995              1994

                                  ASSETS
Current assets:
   Cash and cash equivalents                 $  8,321          $  8,681
   Short term investments                      80,530            34,839
   Accounts and notes receivable, net          18,481            15,975
   Inventories                                 36,761            34,910
   Income tax receivable                        1,265             5,357
   Deferred income taxes                        3,577             2,905
   Prepaid expenses                               871               708
      Total current assets                    149,806           103,375

Property, plant and equipment, net             33,213            28,943
Notes receivable                                1,880             1,257
Long term investments, net                     43,337            71,960
Other assets                                   15,887            13,649
Deferred income taxes                             217               719

      Total assets                           $244,340          $219,903

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $  9,408          $  3,372
   Accrued payroll expenses                     4,711             4,573
   Other                                        4,605             4,543
      Total current liabilities                18,724            12,488

Accrued postretirement benefits                11,505            10,010

Commitments and contingencies

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares, issued
     and outstanding 1,926,414 shares           1,926             1,926
   Additional paid-in capital                     568               568
   Retained earnings                          211,619           195,955
   Investment valuation allowance                  (2)           (1,044)
      Total shareholders' equity              214,111           197,405

      Total liabilities and
        shareholders' equity                 $244,340          $219,903

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)

                                       For the Years Ended June 30,
                                    1995           1994            1993

Net sales                       $234,662        $193,861       $190,679

Cost of goods sold               121,763          99,566         76,421
                                 112,899          94,295        114,258

Selling expense                   76,313          74,534         73,331
General and admini-
  strative expense                11,351          10,273         10,998
                                  87,664          84,807         84,329
Income from operations            25,235           9,488         29,929

Other income (expense):
  Dividend income                  2,459           1,352          1,227
  Interest income                  4,403           3,630          4,397
  Other, net                        (813)          2,219          3,985
                                   6,049           7,201          9,609

Income before taxes and
  cumulative effect of
  accounting changes              31,284          16,689         39,538

Provision for
  income taxes                    11,767           6,359         15,294

Income before cumulative
   effect of accounting
   changes                        19,517          10,330         24,244

Cumulative effect of
  accounting changes,
  net of income taxes                  -               -          5,294

Net income                      $ 19,517        $ 10,330       $ 18,950

Income per share:
  Before accounting changes      $10.13           $5.36          $12.59
  Cumulative effect of
    accounting changes                -               -           (2.75)
  Net income per share           $10.13          $ 5.36          $ 9.84



The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                      For the years ended June 30,

                                  1995            1994           1993

Cash flows from operating
   activities:
   Net income                   $19,517         $10,330        $18,950

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Cumulative effect of
    accounting changes                -               -          5,294
   Depreciation                   4,677           5,219          5,216
   Deferred income taxes           (170)            698            466
   Other                            (47)            (63)           (67)
   Net (gain) loss on
    investments                   1,384          (1,758)        (3,552)
   Change in assets and
    liabilities:
     Short term investments           -           5,207        (18,145)
     Accounts and notes
      receivable                 (2,460)         (2,571)           986
     Inventories                 (1,851)         (2,577)          (913)
     Income tax receivable        4,092          (5,357)             -
     Prepaid expenses and
      other assets               (2,401)         (2,320)        (1,986)
     Accounts payable             6,036          (3,188)         1,593
     Accrued payroll
      expenses and other
      liabilities                   200             407           (400)
     Other long term
      liabilities                 1,495             985            895
   Total adjustments             10,955          (5,318)       (10,613)

Net cash provided by operating
    activities                  $30,472         $ 5,012        $ 8,337









The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                     For the Years Ended June 30,

                                  1995            1994           1993

Net cash provided by operating
   activities:                  $ 30,472        $ 5,012        $ 8,337

Cash flows from investing
   activities:
   Purchases of property,
    plant and equipment           (9,085)        (6,658)        (5,388)
   Proceeds from sales of
    property, plant
    and equipment                    266            259            251
   Purchases of investments     (164,754)       (88,069)       (24,333)
   Proceeds from sales of
    investments                  147,263         37,045         62,671
   Notes issued                     (760)          (832)           (14)
   Notes repaid                       91          1,035            237
Net cash (used in)
   provided by investing
   activities                    (26,979)       (57,220)        33,424

Cash flows from financing
   activities:
   Dividends paid                 (3,853)        (3,853)        (3,371)

Net cash used in financing
   activities                     (3,853)        (3,853)        (3,371)

Net increase (decrease)
   in cash and cash
   equivalents                      (360)       (56,061)        38,390

Cash and cash equivalents at
   beginning of year               8,681         64,742         26,352

Cash and cash equivalents at
   end of year                   $ 8,321        $ 8,681        $64,742






The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share data)

                                        For the Years Ended June 30,

                                  1995            1994           1993

Common stock                    $  1,926        $  1,926       $  1,926

Additional paid-in capital           568             568            568

Retained earnings

   Beginning balance             195,955         189,478        174,766

   Net income for the year        19,517          10,330         18,950

   Dividends                      (3,853)         (3,853)        (4,238)

   Ending balance                211,619         195,955        189,478

Investment valuation allowance

   Beginning balance              (1,044)              -              -

   Adjustment                      1,042          (1,044)             -

   Ending balance                     (2)         (1,044)             -

Total shareholders' equity      $214,111        $197,405       $191,972

  Dividends declared per share    $2.00           $2.00          $1.80
















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

Investments
The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities, as of July 1, 1994. SFAS 115 specifies the accounting treatment of the Company's investments based on investment classifications defined in the statement. The Company's investments have been recorded at fair value and in accordance with SFAS 115 have been classified as "available for sale". Any unrealized gains or losses on such investments at June 30, 1995 have been recorded as a separate component of shareholders' equity (Note B).

As required by SFAS 115, prior year financial statements have not been restated. Therefore, investments in marketable equity securities as of June 30, 1994 are carried at the lower of cost or market. Other investments as of June 30, 1994 are carried at amortized cost which approximate market. A valuation allowance as of June 30, 1994 is included in shareholders' equity that represents any net unrealized loss from non-current investments.

The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Inventories
Inventories are valued at the lower of cost or market. Costs of coffee and allied products are determined on the Last In, First Out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the First In, First Out (FIFO) basis.

In the normal course of business, the Company enters into commodity purchase agreements with suppliers and futures contracts to minimize exposure to inventory price fluctuations. Decreases in the market value of the commodity purchase agreements, if any, are recognized in earnings currently. In the event of non-performance by the counterparties, the Company could be exposed to credit and supply risk. The Company monitors the financial viability of the counterparties. Futures contracts not designated as hedges are marked to market and changes are recognized in earnings currently.

Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation of buildings and facilities is computed using the straight-line method. Other assets are depreciated using the sum-of-the-years' digits and straight line methods. The following useful lives are used:


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

Income Taxes
Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse.

B. Investments
                              1995                      1994
                                    Fair
                       Cost         Value*      Cost      Market
                                        (In thousands)
Current Assets
   U.S. Government
     Obligations       $80,608      $80,530     $34,839*  $34,924
                       $80,608      $80,530     $34,839   $34,924

Non-Current Assets
   U.S. Government
     Obligations       $ 8,617      $ 8,610     $39,599*  $38,621
   Corporate bonds       1,599        1,569       1,799*    1,796
   Preferred stocks     30,456       31,896      28,260    27,216*
   Liquid asset fund
     and other           1,262        1,262       3,346*    3,346
                       $41,934      $43,337     $73,004   $70,979
* carrying value

The contractual maturities of debt securities classified as current and non-current available for sale are the following.

                                                     Fair Value
     Maturities                                 6/30/95   6/30/94
                                                  (In thousands)
Within one year                                 $80,530   $34,924
After 1 year through 5 years                      8,610    38,621
After 5 years through 10 years                    1,569     1,796
                                                $90,709   $75,341

Effective July 1, 1994, the Company adopted SFAS 115. As of June 30, 1995 all investments held by the Company were classified as available for sale. The gross unrealized gains and (losses) on securities classified as available for sale were $1,732,000 and ($407,000), respectively, in 1995. Gross realized gains from available for sale securities were $1,857,000.

The Company hedges interest rate risk in its portfolio of preferred stock. As of June 30, 1995, a substantial portion of the preferred stock portfolio was hedged with put options on US Treasury futures traded on a national exchange. Deferred losses at June 30, 1995, associated with the hedge were $1,329,000. Such deferred losses will be recognized in other income as the related unrealized gains in the preferred stock portfolio are realized.

C. Allowance for Doubtful Accounts and Notes Receivable

                                  1995          1994        1993
                                        (In thousands)

Balance at beginning of year      $445          $530        $614
Additions                          527           184         339
Deductions                        (427)         (269)       (423)
Balance at end of year            $545          $445        $530

D. Inventories

June 30, 1995                Processed    Unprocessed      Total
                                        (In thousands)

Coffee                         $ 3,093       $10,809     $13,902
Allied products                 11,308         4,096      15,404
Coffee brewing equipment         2,120         5,335       7,455
                               $16,521       $20,240     $36,761

June 30, 1994                Processed    Unprocessed      Total

Coffee                         $ 3,182       $10,829     $14,011
Allied products                 10,395         3,022      13,417
Coffee brewing equipment         1,712         5,770       7,482
                               $15,289       $19,621     $34,910

Current cost of coffee and allied products inventories exceeds the LIFO cost by approximately $30,246,000, and $6,700,000 as of June 30, 1995 and 1994, respectively.

For the year ended June 30, 1995, a decrease in the Company's green coffee inventories resulted in a LIFO decrement which increased current year pre-tax income by approximately $1,008,000.

E. Property, Plant and Equipment
                                               1995        1994
                                                 (In thousands)

Buildings and facilities                     $26,902     $23,760
Machinery and equipment                       43,099      46,237
Office furniture and equipment                 8,362       2,217
                                              78,363      72,214
Accumulated depreciation                     (49,980)    (47,997)
Land                                           4,830       4,726
                                             $33,213     $28,943

Maintenance and repairs charged to expense for the years ended June 30, 1995, 1994 and 1993 were $10,545,000, $9,137,000 and $9,056,000, respectively.

F. Retirement Plans

The Company has a contributory defined benefit pension plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co.) and a non-contributory defined benefit pension plan for certain hourly employees covered under a collective bargaining agreement (Brewmatic Co.). The Company's funding policy is to contribute annually at a rate that is intended to fund benefits as a level percentage of salary (Farmer Bros. Co.) and as a level dollar cost per participant (Brewmatic Co.) over the working lifetime of the plan participants. Benefit payments are determined under a final pay formula (Farmer Bros. Co.) and flat benefit formula (Brewmatic Co.)

The net periodic pension benefit for 1995, 1994 and 1993 are comprised of the following:

                                       Farmer Bros. Co.     Brewmatic Co.
                                                 (In thousands)
                                                        1995
    Service cost                               $   875      $   16
    Interest cost                                2,083         119
    Actual return on assets                     (5,358)        304
    Net amortization and deferral                1,738        (507)
       Net periodic pension benefit            $  (662)     $  (68)
                                                        1994
    Service cost                               $   594      $   14
    Interest cost                                1,869         116
    Actual return on assets                        (94)          6
    Net amortization and deferral               (3,651)       (216)
       Net periodic pension benefit            $(1,282)     $  (80)
                                                        1993
    Service cost                               $   588      $   16
    Interest cost                                1,629         110
    Actual return on assets                     (5,870)       (260)
    Net amortization and deferral                2,719          76
       Net periodic pension benefit            $  (934)     $  (58)

The funded status of the plans at June 30, 1995 was as follows:
                                        Farmer Bros. Co.    Brewmatic Co.
                                                 (In thousands)
Actuarial present value of benefit
   obligations:
   Vested                                      $27,133      $1,621
   Non-vested                                      154           -
     Accumulated benefit obligations            27,287       1,621
   Effect of projected salary increases          3,075           -
     Projected benefit obligations              30,362       1,621
Plan assets at fair value                      (43,121)     (2,509)
Plan assets at fair value in excess
     of projected benefit obligations          (12,759)       (888)
Unrecognized net asset at June 30, 1995          4,965         292
Unrecognized prior service cost                 (1,763)       (104)
Unrecognized net gain (loss)                       565         (40)
     Prepaid pension cost                      $(8,992)     $ (740)

Assumptions for 1995:
     Discount rate for plan obligations           7.75%       7.75%
     Assumed long term return on assets           8.00%       8.00%
     Projected compensation increases for
       pay related plans                          3.10%          -

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

The assets of each plan are primarily invested in publicly traded stocks and bonds, U.S. government securities and money market funds. The Farmer Bros. Co. Retirement Plan owned 21,765 shares of the Company's common stock at June 30, 1995 and 1994 with a fair value of approximately $2,666,000 and $2,677,000, respectively.

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $1,635,000, $1,615,000 and $1,610,000, for 1995,
1994 and 1993, respectively. The Company also has a defined contribution plan for eligible non-union employees. No Company contributions have been made nor required to be made to this plan.

Farmer Bros. Co. sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory; retirees contributions are fixed at a current level. The plan is unfunded.

The Plan's accumulated postretirement benefit obligation (APBO) is as follows:
                                                June 30,     June 30,
                                                 1995         1994
                                                   (In thousands)
     Retirees and dependents                     $5,387       $5,276
     Fully eligible active participants           5,869        3,300
     Other active plan participants               7,575        2,030
          Total APBO                            $18,831      $10,606

     Unrecognized net (loss) gain                (2,828)        (596)
     Unrecognized prior service cost             (4,498)           -
          Accrued postretirement benefit cost   $11,505      $10,010

Net periodic postretirement benefit costs included the following components:
                                        For the years ended June 30,
                                        1995       1994         1993
                                               (In thousands)
Service cost                            $587       $496         $457
Interest cost                          1,042        756          681
Amortization of unrecognized
  net loss                                58          -            -
Unrecognized Prior Service Cost           71          -            -
Net periodic postretirement
 benefit cost                         $1,758     $1,252       $1,138

A 9.5 percent annual rate increase in the per capita costs of covered medical care benefits was assumed for the fiscal year ending June 30, 1995, gradually decreasing to 5.5 percent by the fiscal year ending June 30, 2003 and remaining level thereafter. A 6 percent annual rate increase in the per capita costs of covered dental care benefits was assumed for all years. Increasing the assumed health care costs trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of June 30, 1995 by $1,318,000 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for the fiscal year ending June 30, 1995 by $134,000. A discount rate of 8.0% was used to calculate net periodic postretirement benefit cost for the fiscal year ending June 30, 1995, and

7.75% was used to determine the accumulated postretirement benefit obligation as of June 30, 1995.

During fiscal 1995, the Company added prescription drug coverage for retirees covered under the medical and dental plan. The additional retiree health benefits increased the unrecognized prior service cost by approximately $4,498,000 as of June 30, 1995.

A 10 percent annual rate increase in the per capita costs of covered medical care benefits was assumed for the fiscal year ending June 30, 1994, gradually decreasing to 5.5 percent by the fiscal year ending June 30, 2004 and remaining level thereafter. A 6 percent annual rate increase in the per capita costs of covered dental care benefits was assumed for all years. Increasing the assumed health care costs trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1994 by $876,000 and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for the fiscal year ending June 30, 1994 by $109,000. A discount rate of 8.5% was used to calculate net periodic postretirement benefit cost for the fiscal year ending June 30, 1994, and 8.0% was used to determine the accumulated postretirement benefit obligation as of June 30, 1994.

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

The primary components of temporary differences which give rise to the Company's net deferred tax asset at June 30, 1995 and June 30, 1994 are as follows:

                                  June 30,              June 30,
                                    1995                  1994
                                           (In thousands)
Deferred tax assets:
  Postretirement benefits         $4,700                 $4,068
  Accrued liabilities              1,307                  2,014
  State taxes                        543                    287
  Other                            1,242                    922
                                   7,792                  7,291

Deferred tax liabilities:
  Pension assets                   3,976                  3,653
  Other                               22                     14
                                   3,998                  3,667
   Net deferred tax asset         $3,794                 $3,624

Deferred tax assets are expected to be realized against future taxable income and have not been reduced by a valuation allowance.

The current and deferred components of the provision for income taxes consist of the following:

                                   1995       1994        1993
                                          (In thousands)
Current:  Federal                $ 9,529    $ 4,385     $11,991
          State                    2,406      1,276       2,837
                                  11,935      5,661      14,828

Deferred: Federal                   (145)       642         372
          State                      (23)        56          94
                                    (168)       698         466
                                 $11,767    $ 6,359     $15,294

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:

                                   1995         1994       1993
                                 (In thousands, except percentages)
Statutory tax rate                 35.0%      35.0%       34.5%
Income tax expense
 at statutory rate               $10,949    $ 5,841     $13,641
State income tax
 (net of federal tax benefit)      1,549        865       1,856
Dividend income exclusion           (581)      (324)       (302)
Other (net)                         (150)       (23)         99
                                 $11,767    $ 6,359     $15,294

Income taxes paid                $10,908    $10,993     $15,636

H. Other Current Liabilities
                                         1995            1994
                                           (In thousands)
     Accrued workers'
       compensation liabilities         $3,178         $ 3,112
     Dividends payable                     963             963
     Other                                 464             468
                                        $4,605         $ 4,543

I. Line of Credit

The Company has a credit line of $50,000,000. The line has no fee or compensating balance requirement.

J. Commitments and Contingencies

The Company incurred rent expense of approximately $678,000, $666,000, and $686,000, for the years ended June 30, 1995, 1994 and 1993, respectively, and is obligated under leases for branch warehouses with terms not exceeding five years. Certain leases contain renewal options.

Future minimum lease payments are as follows:

                             June 30,  (In thousands)

                               1996        $519
                               1997         368
                               1998         255
                               1999          57
                               2000          10

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will have no material financial impact on the Company.


Concentration of Credit Risk: At June 30, 1995, financial instruments which potentially subject the Company to concentrations of credit risk consist of cash in financial institutions (which periodically exceed federally insured limits), cash equivalents (principally commercial paper), short term investments and investments in the preferred stocks of other companies. Commercial paper investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 90 days. Other investments are in U.S. government securities. Investment in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.

K. Quarterly Financial Data (Unaudited)

                                           Quarter Ended

                        09/30/94     12/31/94      03/31/95    06/30/95
                              (In thousands, except per share data)
Net sales              $54,182      $62,598        $59,514     $58,368
Gross profit            25,908       30,085         26,818      30,088
Income from
  operations             4,514        8,023          4,448       8,250
Net income               3,757        5,706          3,220       6,834
Net income per share     $1.95        $2.96          $1.67       $3.55


                                           Quarter Ended

                       09/30/93      12/31/93     03/31/94     06/30/94*
                              (In thousands, except per share data)
Net sales              $46,998      $49,564        $48,628     $48,671
Gross profit            26,010       27,621         26,811      13,853
Income (loss) from
  operations             5,244        5,889          4,679     (6,324)
Net income (loss)        4,365        4,196          3,932     (2,163)
Net income (loss)
 per share               $2.27        $2.18          $2.04     $(1.13)

* Results were negatively impacted by the sudden increase in green coffee prices which occurred in the fourth quarter of 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders to be held on November 27, 1995 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 1995, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

       Name           Age              Position

Roy F. Farmer         79     Chairman of Board of Directors since 1951.

Roy E. Farmer         43     President since 1993; various positions since
                             1976, son of Chairman of the Board,
                             R.F. Farmer.

Guenter W. Berger     58     Vice President of Production, Director
                             since 1980; various positions since 1960.

Kenneth R. Carson     55     Vice President of Sales since
                             1990; Sales Management since 1968.

David W. Uhley        54     Secretary since 1985; various positions
                             since 1968.

John E. Simmons       44     Treasurer since 1985; various positions
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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) List of Financial Statements and Financial Statement Schedules
     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 1995 and 1994. Consolidated Statements of Income For the Years
              Ended June 30, 1995, 1994 and 1993.
         Consolidated Statements of Cash Flows
              For the Years Ended June 30, 1995, 1994 and 1993. Consolidated Statements of Shareholders' Equity
              For the Years Ended June 30, 1995, 1994 and 1993. Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules:
         Financial Statement Schedules are omitted as they are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

     3.  Exhibits required by Item 601 of Regulation S-K.
         See item (c) below.

(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1995.

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

Farmer Bros. Co.



By:  Roy F. Farmer
(Roy F. Farmer, Chief Executive Officer and
Chairman of the Board of Directors)
Date:  September 25, 1995



By:  John E. Simmons
(John E. Simmons, Treasurer and
Chief Financial and Accounting Officer)
Date:  September 25, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Roy E. Farmer
Roy E. Farmer, President and Director
Date:  September 25, 1995



Guenter W. Berger
Guenter W. Berger, Vice President and Director
Date:  September 25, 1995



Lewis A. Coffman
Lewis A. Coffman, Director
Date:  September 25, 1995



John M. Anglin, Director
Date:  September 25, 1995



Catherine E. Crowe, Director
Date:  September 25, 1995