Form 10-Q
period 1995-09-30
FARMER BROTHERS CO
filed 1995-11-14
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended September 30, 1995

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

Number of shares of Common Stock outstanding: 1,926,414 as of September 30, 1995.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

                              FARMER BROS. CO.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                               1995              1994

Net sales                                    $55,038           $54,182
Cost of goods sold                            27,511            28,274
                                              27,527            25,908
Selling expense                               19,220            18,422
General and administrative expenses            1,894             2,972
                                              21,114            21,394
Income from operations                         6,413             4,514

Other income (expense):
  Dividend income                                625               553
  Interest income                              1,208               958
  Other                                          154               247
                                               1,987             1,758
Income before taxes and
  cumulative effect of
  accounting change                            8,400             6,272

Provision for income taxes                     3,609             2,515

Income before cumulative
  effect of accounting change                  4,791             3,757

Cumulative effect of
  accounting change,
  net of income taxes                              -                 -

Net income                                   $ 4,791           $ 3,757

Income per share:
  Before accounting change                    $2.49             $1.95
  Cumulative effect of
    accounting change                             -                 -
Net income per share                          $2.49             $1.95



The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                             September 30,     June 30,
                                               1995              1995
                                   ASSETS
Current assets:
  Cash and cash equivalents                  $ 14,871          $  8,321
  Short term investments                       77,259            80,530
  Accounts and notes receivable, net           18,707            18,481
  Inventories                                  35,027            36,761
  Income tax receivable                             -             1,266
  Deferred income taxes                         3,577             3,577
  Prepaid expenses                              1,156               871
    Total current assets                      150,597           149,807

Property, plant and equipment, net             34,734            33,213
Notes receivable                                1,880             1,880
Long term investments, net                     44,249            43,337
Other assets                                   16,082            15,887
Deferred income taxes                             (20)              217
    Total assets                             $247,522          $244,341

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  5,677          $  9,408
  Accrued payroll expenses                      4,971             4,711
  Other                                         6,683             4,605
    Total current liabilities                  17,331            18,724

Accrued postretirement benefits                11,946            11,505

Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      569               569
  Retained earnings                           215,446           211,619
  Investment valuation allowance                  304                (2)
    Total shareholders' equity                218,245           214,112

    Total liabilities and
      shareholders' equity                   $247,522          $244,341


The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                               1995              1994

Cash flows from operating
 activities:
  Net Income                                $ 4,791           $ 3,757
Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Cumulative effect of
      accounting changes
   Depreciation                               1,253             1,323
   Deferred income taxes                         33                 -
   Other                                        (32)               10
   Net (gain) loss on
    investments                                 (46)             (113)
   Change in assets and
    liabilities:
     Short term investments                       -                 -
     Accounts and notes
       receivable                              (275)           (2,277)
     Inventories                              1,734              (807)
     Income tax receivable                    1,266             5,357
     Prepaid expenses and other
       assets                                  (486)           (1,029)
     Accounts payable                        (3,730)            2,848
     Accrued payroll expenses
       and other liabilities                  2,338                21
     Other long term liabilities                441               390
Total adjustments                             2,496             5,723

Net cash provided by operating
 activities                                  $7,287            $9,480








The accompanying notes are an integral part of these financial statements.

                               FARMER BROS. CO
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                                 (Unaudited)
                                                 For the three months
                                                 ended September 30,

                                               1995              1994
Net cash provided by operating
   activities:                               $ 7,287           $ 9,480

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                             (2,809)           (2,380)
   Proceeds from sales of property,
    plant and equipment                           72                20
   Purchases of investments                  (26,777)          (34,539)
   Proceeds from sales of
    investments                               29,693            26,884
   Notes issued                                    -                 -
   Notes repaid                               50,000            61,000

Net cash (used in)
   provided by investing
   activities                                    229            (9,954)

Cash flows from financing
   activities:
   Dividends paid                               (963)             (963)

Net cash used in financing
    activities                                  (963)             (963)

Net (decrease) in cash
 and cash equivalents                          6,553            (1,437)

Cash and cash equivalents at
 beginning of year                             8,321             8,681

Cash and cash equivalents at
 end of quarter                              $14,874           $ 7,244

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $   215           $     2

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

B. Investments
                           September 30,               June 30,
                               1995                     1995

                                   Fair                   Fair
                          Cost     Value          Cost    Value
                                       (In thousands)
Current Assets
   U.S. Government
     Obligations          $77,280  $77,259        $80,608 $80,530
                          $77,280  $77,259        $80,608 $80,530

Non-Current Assets
   U.S. Government
     Obligations          $ 8,608  $ 8,546        $ 8,617 $ 8,610
   Corporate bonds          1,499    1,499          1,599   1,569
   Preferred stocks        31,161   33,161         30,456  31,896
   Liquid asset fund
     and other              1,082    1,043          1,262   1,262
                          $42,350  $44,249        $41,934 $43,337

The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $1,410,000 and $1,329,000 at September 30 and June 30, 1995, respectively.

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

                                                     Fair Value
                                                 09/30/95 06/30/95
                                                   (In thousands)
Within 1 year                                     $77,259 $80,530
After 1 year through 5 years                        8,546   8,610
After 5 years through 10 years                      1,499   1,569
After 10 years                                          -       -
                                                  $87,304 $90,709

C. Inventories
                                  Processed  Unprocessed    Total
                                           (In thousands)
September 30, 1995
Coffee                              $ 3,416     $10,288   $13,704
Allied products                       9,604       4,390    13,994
Coffee brewing equipment              1,462       5,867     7,329
                                    $14,482     $20,545   $35,027
June 30, 1995
Coffee                              $ 3,093     $10,809   $13,902
Allied products                      11,308       4,096    15,404
Coffee brewing equipment              2,120       5,335     7,455
                                    $16,521     $20,240   $36,761

Item 2.  Management's Discussion and Analysis of Financial Condition and

Continued high green coffee prices continue to effect Registrant's operations. Although green coffee costs have retreated from the highs experienced in fiscal 1995, the higher average product costs and resulting higher sales prices (and lower sales volume) are directly reflected in financial results. Improved profit margins and controlled operating expenses have had a direct effect on profits. First quarter 1996 sales increased 1.6% to $55,038,000 as compared to $54,182,000 in the same quarter of fiscal 1995. Gross profit in the first quarter increased 6.2% to $27,527,000 from $25,908,000 in the same quarter of fiscal 1995. First quarter 1996 operating expenses decreased (1.3%) to $21,114,000 from $21,394,000 in the first quarter of fiscal 1995. Net income for the three months ended September 30, 1995 increased 27.5% to $4,791,000 or $2.49 per share, as compared to $3,757,000 or $1.95 per share in the same quarter of the prior fiscal year.

Quarterly Summary of Results
(in thousands of dollars)


                  09/30/94  12/31/94   03/31/95  06/30/95  09/30/95
Net sales          54,182    62,598     59,514    58,368    55,038
Gross profit       25,908    30,085     26,818    30,088    27,527
Operating income    4,514     8,023      4,448     8,250     6,413
Net income          3,757     5,706      3,220     6,834     4,791


(as a percentage of sales)

                  09/30/94  12/31/94   03/31/95  06/30/95  09/30/95
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        47.82     48.06      45.06     51.55     50.01
Operating income     8.33     12.82       7.47     14.13     11.65
Net income           6.93      9.12       5.41     11.71      8.70


(in dollars)

                  09/30/94  12/31/94  03/31/95   06/30/95  09/30/95
EPS                  1.95      2.96      1.67       3.55      2.49

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

     (24) Power of attorney.                           not applicable.

     (27) Financial Data Schedule.            See attached Form EX-27.

     (99) Additional exhibits.                         not applicable.

(b)  Reports on Form 8-K                                         none.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1995           FARMER BROS. CO.

                                   (Registrant)



                                   John E. Simmons
                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer