Form 10-Q
period 1995-12-31
FARMER BROTHERS CO
filed 1996-02-13
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended December 31, 1995

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

Number of shares of Common Stock outstanding: 1,926,414 as of December 31, 1995.

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

                                  1995      1994         1995      1994

Net sales                       $58,571   $62,598      $113,609  $116,780
Cost of goods sold               27,706    32,513        55,217    60,787
                                 30,865    30,085        58,392    55,993
Selling expense                  20,798    19,199        40,018    37,621
General and administrative
  expenses                        2,060     2,863         3,953     5,835
                                 22,858    22,062        43,971    43,456
Income from operations            8,007     8,023        14,421    12,537

Other income (expense):
  Dividend income                   648       646         1,273     1,199
  Interest income                 1,722       990         2,930     1,948
  Other                             190      (381)          344      (134)
                                  2,560     1,255         4,547     3,013
Income before taxes
  and cumulative effect
  of accounting change           10,567     9,278        18,968    15,550

Provision for
  income taxes                    3,994     3,572         7,603     6,087

Net income per share            $ 6,573   $ 5,706      $ 11,365  $  9,463

Income per share:
Net income per share             $3.41     $2.96         $5.90     $4.91












The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             December 31,       June 30,
                                                1995              1995
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 20,120             8,321
  Short term investments                       81,746            80,530
  Accounts and notes receivable, net           19,027            18,481
  Inventories                                  35,384            36,761
  Income tax receivable                                           1,265
  Deferred income taxes                         3,577             3,577
  Prepaid expenses and other                      991               871
    Total current assets                      160,845           149,806

Property, plant and equipment, net             34,410            33,213
Notes receivable                                1,880             1,880
Long term investments, net                     43,747            43,337
Other assets                                   16,277            15,887
Deferred taxes                                    217               217
    Total assets                             $257,376          $244,340

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 10,460          $  9,408
  Accrued payroll expenses                      5,202             4,711
  Other                                         5,046             4,605
    Total current liabilities                  20,708            18,724

Accrued postretirement benefits                12,846            11,505

Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           220,962           211,619
  Investment valuation allowance                  366                (2)
    Total shareholders' equity                223,822           214,111

    Total liabilities and
      shareholders' equity                   $257,376          $244,340


The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the six months
                                                 ended December 31,

                                                1995              1994

Cash flows from operating
 activities:
  Net Income                                 $11,365           $ 9,463
Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Cumulative effect of
      accounting change
   Depreciation                                2,177             2,631
   Deferred income taxes                         213
   Other                                        (131)             (141)
   Net (gain) loss on
    investments                                  (16)              461
   Change in assets and
    liabilities:
     Accounts and notes
       receivable                               (609)           (4,429)
     Inventories                               1,377            (1,423)
     Income tax receivable                     1,266             5,357
     Prepaid expenses and other
       assets                                   (520)           (1,144)
     Accounts payable                          1,053             1,339
     Accrued payroll expenses
       and other liabilities                     931               778
     Other long term liabilities                 882               780
Total adjustments                              6,623             4,209

Net cash provided by operating
 activities                                  $17,988           $13,672








The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the six months
                                                 ended December 31,

                                                1995              1994
Net cash provided by operating
   activities:                               $17,988           $13,672

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                             (3,439)           (4,199)
   Proceeds from sales of property,
    plant and equipment                          206               173
   Purchases of investments                 (101,540)          (78,153)
   Proceeds from sales of
    investments                              100,545            69,599
   Notes issued                                                    (20)
   Notes repaid                                   62                72

Net cash (used in) provided by
 investing activities                         (4,166)          (12,528)

Cash flows from financing
 activities:
   Dividends paid                             (2,023)           (1,926)

Net cash used in financing
 activities                                   (2,023)           (1,926)

Net (decrease) in cash
 and cash equivalents                         11,799              (782)

Cash and cash equivalents at
 beginning of year                             8,321             8,681

Cash and cash equivalents at
 end of quarter                              $20,120           $ 7,899

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $ 5,601           $ 2,627



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

B. Investments
                           December 31,                June 30,
                               1995                     1995

                                   Fair                   Fair
                          Cost     Value          Cost    Value
                                       (In thousands)
Current Assets
   U.S. Government
     Obligations          $76,606  $76,712        $80,608 $80,530
   Corp. Debt Securities    5,034    5,034              -       -
                          $81,640  $81,746        $80,608 $80,530

Non-Current Assets
   U.S. Government
     Obligations          $ 3,692  $ 3,878        $ 8,617 $ 8,610
   Corp. Debt Securities    5,075    5,077          1,599   1,569
   Preferred stocks        31,862   34,040         30,456  31,896
   Liquid asset fund
     and other              1,224      752          1,262   1,262
                          $41,853  $43,747        $41,934 $43,337


The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $1,862,000 and $1,329,000 at September 30 and June 30, 1995, respectively.

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

                                                     Fair Value
                                                 12/31/95 06/30/95
                                                   (In thousands)
Within 1 year                                     $81,746  $80,530
After 1 year through 5 years                        7,454    8,610
After 5 years through 10 years                      1,501    1,569
After 10 years                                          -        -
                                                  $90,701  $90,709

C.   Inventories
                               Processed  Unprocessed    Total
                                      (In thousands)
December 31, 1995
Coffee                         $ 3,884    $ 9,935      $13,819
Allied products                  9,723      4,972       14,695
Coffee brewing equipment         1,508      5,361        6,869
                               $15,115    $20,268      $35,383
June 30, 1995
Coffee                         $ 3,093    $10,809      $13,902
Allied products                 11,308      4,096       15,404
Coffee brewing equipment         2,120      5,335        7,455
                               $16,521    $20,240      $36,761

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Registrant's operations during the second quarter have returned to more normal operating margins. During the past two years the green coffee market exhibited a volatility that has not been seen for more than a decade. Prices of green coffee tripled, then fell off. During the most recent quarter green coffee costs fell below $1.00 per pound for the first time in more than two years, from intermediate prices of about $1.25 per pound. Now in February the cost of green coffee has again reached $1.25 per pound. As green coffee costs have come down, the Company has effected price decreases on roast coffee. The Company continues to find lethargic demand. Registrant's customers (hotels and restaurants) continue to feel the pinch of reduced spending. Consumers have reduced the number of times they eat out and business travel and entertainment has been reduced (as the result of corporate belt tightening, reduced tax deductions and high tech communications).

Net sales for the second quarter of fiscal 1996 decreased 6% to $58,571,000 as compared to $62,598,000 in the same quarter of the prior year. Net sales for the first half of fiscal 1996 decreased 2.7% to $113,609,000 from $116,780,000 in the same period of fiscal 1995. Gross profit in the second quarter was $30,865,000, or 53% of sales, as compared to $27,527,000, or 50% of sales, in the first quarter of fiscal 1996 and $30,085,000, or 48% of sales, in the same quarter of fiscal 1995. Operating expenses reached $22,858,000 in the second quarter of fiscal 1996, as compared to $21,114,000 in the first quarter of fiscal 1996 and $22,062,000 in the second quarter of fiscal 1995.

Income after taxes for the three months ended December 31, 1995, reached $6,573,000, or $3.41 per share, as compared to $4,791,000, or $2.49 per share, in the first quarter of fiscal 1996, and $5,706,000 or $2.96 per share in the second quarter of fiscal 1995.

Net income for the first half of fiscal 1996 reached $11,365,000, or $5.90 per share, as compared to $9,463,000, or $4.91 per share, in the first six months of fiscal 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (CONTINUED)


Quarterly Summary of Results
(in thousands of dollars)

                  12/31/94  03/31/95   06/30/95  09/30/95  12/31/95
Net sales          62,598    59,514     58,368    55,038    58,571
Gross profit       30,085    26,818     30,088    27,527    30,865
Operating income    8,023     4,448      8,250     6,413     8,007
Net income          5,706     3,220      6,834     4,791     6,573


(as a percentage of sales)

                  12/31/94  03/31/95   06/30/95  09/30/94  12/31/95
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        48.06     45.06      51.55     50.01     52.69
Operating income    12.82      7.47      14.13     11.65     13.67
Net income           9.12      5.41      11.71      8.70     11.22


(in dollars)

                  12/31/93  03/31/94  06/30/94   09/30/94  12/31/95
EPS                  2.96      1.67      3.55       2.49      3.41


PART II  OTHER INFORMATION

Item 1.  Legal proceedings.                           not applicable.

Item 2.  Changes in securities.                                 none.

Item 3.  Defaults upon senior securities.                       none.

Item 4.  Submission of matters to a vote of
         security holders.

         The Annual Meeting of Shareholders of Farmer Bros. Co. was held on November 27, 1995. Holders of the Company's common stock were entitled to one vote per share of common stock held.

         Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors:
         Roy F. Farmer, Roy E. Farmer, Catherine E. Crowe, Lewis A. Coffman, Guenter W. Berger and John M. Anglin. There were 1,075,052 shares for the election of directors, 3,693 shares against and 3,720 shares abstaining.

         The proposal to appoint Coopers & Lybrand L.L.P.as the independent accountants for the Company for the year ended June 30, 1996 was approved with 1,531,031 shares in favor of the resolution, 153 shares against and 396 shares abstaining.

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

Date:  February 13, 1996           FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer