Form 10-Q
period 1996-03-31
FARMER BROTHERS CO
filed 1996-05-15
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended March 31, 1996

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

Number of shares of Common Stock outstanding: 1,926,414 as of March 31, 1996.

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

                                  1996      1995         1996      1995

Net sales                       $56,774   $59,514      $170,383  $176,294
Cost of goods sold               25,889    32,696        81,106    93,483
                                 30,885    26,818        89,277    82,811
Selling expense                  20,972    18,958        60,990    56,578
General and administrative
  expenses                        1,974     3,412         5,927     9,248
                                 22,946    22,370        66,917    65,826
Income from operations            7,939     4,448        22,360    16,985

Other income (expense):
  Dividend income                   619       638         1,892     1,836
  Interest income                 1,656     1,154         4,586     3,102
  Other                             463      (857)          807      (991)
                                  2,738       935         7,285     3,947

Income before taxes              10,677     5,383        29,645    20,932

Provision for
  income taxes                    4,286     2,163        11,889     8,249

Net income per share            $ 6,391   $ 3,220      $ 17,756  $ 12,683

Income per share:
Net income per share             $3.32     $1.67         $9.22     $6.58













The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             March 31,          June 30,
                                                1996              1995
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 12,035          $  8,321
  Short term investments                       94,139            80,530
  Accounts and notes receivable, net           19,734            18,481
  Inventories                                  34,283            36,761
  Income tax receivable                             -             1,265
  Deferred income taxes                         3,577             3,577
  Prepaid expenses and other                    1,313               871
    Total current assets                      165,081           149,806

Property, plant and equipment, net             34,125            33,213
Notes receivable                                1,880             1,880
Long term investments, net                     44,118            43,337
Other assets                                   16,472            15,887
Deferred taxes                                    217               217
    Total assets                             $261,893          $244,340

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  8,535          $  9,408
  Accrued payroll expenses                      5,861             4,711
  Other                                         5,980             4,605
    Total current liabilities                  20,376            18,724

Accrued postretirement benefits                12,506            11,505

Commitments and contingencies

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           226,293           211,619
  Investment valuation allowance                  224                (2)
    Total shareholders' equity                229,011           214,111
    Total liabilities and
      shareholders' equity                   $261,893          $244,340



The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the nine months
                                                 ended March 31,

                                                1996              1995
Cash flows from operating
 activities:
  Net Income                                 $ 17,756          $ 12,683

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 3,518             3,922
   Deferred income taxes                         (472)                -
   Other                                         (164)             (143)
   Net (gain) loss on
    investments                                  (351)            1,430
   Change in assets and
    liabilities:
   Accounts and notes
       receivable                              (1,331)           (2,667)
   Inventories                                  2,478            (1,568)
   Income tax receivable                        1,265             5,357
     Prepaid expenses and other
       assets                                  (1,041)           (1,951)
     Accounts payable                            (873)            3,121
     Accrued payroll expenses
       and other liabilities                    2,525              (750)
     Other long term liabilities                1,323             1,292
Total adjustments                               6,877             8,043

Net cash provided by operating
 activities                                  $ 24,633          $ 20,726











The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the nine months
                                                 ended March 31,

                                                1996              1995
Net cash provided by operating
   activities:                               $  24,633         $  20,726

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                               (4,499)           (6,348)
   Proceeds from sales of property,
    plant and equipment                            246               255
   Purchases of investments                   (165,351)         (103,227)
   Proceeds from sales of
    investments                                151,689            92,730
   Notes issued                                                     (761)
   Notes repaid                                     78                83

Net cash (used in)provided by
 investing activities                          (17,837)          (17,268)

Cash flows from financing
 activities:
   Dividends paid                               (3,082)           (2,890)

Net cash used in financing
 activities                                     (3,082)           (2,890)

Net increase in cash
 and cash equivalents                            3,714               568

Cash and cash equivalents at
 beginning of period                             8,321             8,681

Cash and cash equivalents at
 end of quarter                              $  12,035         $   9,249

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $  10,013         $   6,921


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

B. Investments
                             March 31                  June 30,
                               1996                      1995

                                   Fair                   Fair
                          Cost     Value          Cost    Value
                                       (In thousands)
Current Assets
   U.S. Government
     Obligations          $88,168  $88,146        $80,608 $80,530
   Corp. Debt Securities    6,029    5,993              -       -
                          $94,197  $94,139        $80,608 $80,530

Non-Current Assets
   U.S. Government
     Obligations          $ 3,696  $ 3,695        $ 8,616 $ 8,610
   Corp. Debt Securities    4,958    4,935          1,599   1,569
   Preferred stocks        32,737   33,339         30,456  31,896
   Liquid asset fund
     and other              1,999    2,149          1,263   1,262
                          $43,390  $44,118        $41,934 $43,337

The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $148,000 and $1,329,000 at March 31 and June 30, 1995, respectively.

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

                                                     Fair Value
                                                 03/31/96  06/30/95
                                                   (In thousands)
Within 1 year                                    $ 94,139  $ 80,530
After 1 year through 5 years                        7,253     8,610
After 5 years through 10 years                      1,377     1,569
After 10 years                                          -         -
                                                 $102,769  $ 90,709

C.   Inventories
                               Processed  Unprocessed    Total
                                         (In thousands)
March 31, 1996
Coffee                          $ 3,272     $10,728    $14,000
Allied products                   8,752       4,668     13,420
Coffee brewing equipment          2,185       4,678      6,863
                                $14,209     $20,074    $34,283
June 30, 1995
Coffee                          $ 3,093     $10,809    $13,902
Allied products                  11,308       4,096     15,404
Coffee brewing equipment          2,120       5,335      7,455
                                $16,521     $20,240    $36,761

Item 2. Management's Discussion and Analyze of Financial Condition and Results of Operations

The green coffee market always has an effect on Registrant's operations. During the most recent quarter, the price of the March coffee contract traded on the CSCE ranged from $0.9040 to $1.3150 per pound, as compared to a range from $1.5075 to $1.8725 per pound during the same period of the prior fiscal year. The lower price of green coffee during fiscal 1996 has contributed to Registrant's improved gross profit, but high selling prices over the past two years have dampened demand. The restaurant and lodging industries continue to be sluggish with no signs of strong growth.

Registrant cautions that the green coffee market can become more volatile during the traditional Brazilian frost season (June-July), and is unable to predict either the direction of green coffee costs or whether current profit margins can be maintained.

Net sales for the second quarter of fiscal 1995 increased 5% to $56,774,000 as compared to $59,514,000 in the same quarter of the prior year. Net sales for the first nine months of fiscal 1996 decreased 3% to $170,383,000 from $176,294,000 in the same period of fiscal 1995. Gross profit in the third quarter was $30,885,000 or 54% of sales, as compared to $30,885,000, or 53% of sales, in the second quarter of fiscal 1996 and $26,818,000, or 45% of sales, in the third same quarter of fiscal 1995. Gross profit for the first nine months of fiscal 1996 increased 8% to $89,277,000, from $82,811,000, in the same period of the prior fiscal year. Operating expenses for the first three fiscal quarters increased 2% to $66,917,000 in 1996 as compared to $65,826,000 in the same period of the prior fiscal year.

Income after taxes for the three months ended March 31, 1996, reached $6,391,000, or $3.32 per share, as compared to $6,573,000, or $3.41 per share, in the second quarter of fiscal 1996, and $3,220,000 or $1.67 per share in the third quarter of fiscal 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (CONTINUED)



Quarterly Summary of Results
(in thousands of dollars)

                  03/31/95  06/30/95   09/30/95  12/31/95  03/31/96
Net sales          59,514    58,368     55,038    58,571    56,774
Gross profit       26,818    30,088     27,527    30,865    30,885
Operating income    4,448     8,250      6,413     8,007     7,939
Net income          3,220     6,834      4,791     6,573     6,391

(as a percentage of sales)

                  03/31/95  06/30/95   09/30/95  12/31/95  03/31/96
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        45.06     51.55      50.01     53.00     54.40
Operating income     7.47     14.13      11.65     13.67     13.98
Net income           5.41     11.71       8.70     11.22     11.26

(in dollars)

                  03/31/95  06/30/95  09/30/95   12/31/95  03/31/96
EPS                  1.67      3.55      2.49       3.41      3.32


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

Date:  May 14, 1996                FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer