Form 10-K
period 1996-06-30
FARMER BROTHERS CO
filed 1996-09-27
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1996

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

     Number of shares of Common Stock, $1.00 par value, outstanding as of August 31, 1996: 1,926,414 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $131 million.

                    Documents Incorporated by Reference

     Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the Registrant to be held on December 2, 1996 are incorporated by reference into Part III of this report.



                            PAGE 1 OF 25 PAGES

PART I

Item 1. Business

General: Farmer Bros. Co. (the "Company" or "Registrant") was incorporated in California in 1923, and is in the business of roasting, packaging and distributing coffee and allied products to restaurants, hotels, hospitals, convenience stores and fast food outlets.

Raw Materials and Supplies: Registrant's primary raw material is green coffee. Roast coffee sales account for approximately 61% of revenues. Coffee purchasing, roasting and packaging takes place at Registrant's Torrance, California plant, which is also the distribution hub for its branches. Green coffee is purchased through domestic commodity brokers. Coffee is an agricultural commodity, and is subject to fluctuations of both price and supply. Registrant has not been confronted by shortages in the supply of green coffee. Green coffee is grown outside the United States and can be subject to volatile price fluctuations resulting from concerns about crop availability and related conditions, such as weather, political events and social instability, in coffee producing nations. Government actions and trade restrictions between our own and foreign governments can also influence prices.

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

Distribution: Registrant's products are distributed by its selling divisions from 97 branches located in most large cities throughout the western states. The diversity of the product line (over 300 products) and size of the geographic area served requires each branch to maintain a sizable inventory. Registrant operates its own trucking fleet to more effectively control the supply of these warehouses.

Customers: No customer represents a significant concentration of sales. The loss of any one or more of the larger customer accounts would have no material adverse effect on the Company. Customer contact and service quality, which is integral to Registrant's sales effort, is often secondary to product pricing for customers with their own distribution systems.

Competition: Registrant faces competition from many sources, including multi-national companies like Procter and Gamble, Nestle and Philip Morris, grocery distributors like Sysco and Rykoff-Sexton and regional roasters like Boyd Coffee Co., Lingle Bros. and Royal Cup. Registrant has some competitive advantages due to its longevity, strong regional roots and sales and service force. Registrant's customer base is price sensitive and the Company is often faced with price competition.

Working Capital:  Registrant finances its operations internally.
Management believes that working capital from internal sources will be adequate for the coming year. Registrant maintains a $50,000,000 line of credit with Wells Fargo Bank. There is no commitment fee or compensating balance requirement and the line was not used in fiscal year 1996.

Foreign Operations: Registrant has no material revenues that result from foreign operations. Coffee brewing equipment is sold through distributors in Canada and Japan and manufactured in Europe under license.

Other: On June 30, 1996, Registrant employed 1,192 employees; 471 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on the Company's financial condition or results of operations. The nature of Registrant's business does not provide for maintenance of or reliance upon a sales backlog.

Item 2. Properties

Registrant's largest facility is the 474,000 sq. ft. roasting plant, warehouses and administrative offices in Torrance, California. Registrant believes the existing plant will continue to provide adequate production capacity for the foreseeable future.

Item 3. Legal Proceedings

Registrant is a defendant in various legal proceedings incidental to its business which are ordinary and routine. It is management's opinion that the resolution of these lawsuits will not have a material impact on the Company's financial condition or results of operations.

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

                          1996                       1995
                High      Low    Dividend   High     Low    Dividend
1st Quarter  $130.00   $116.00    $ 0.50  $134.00  $123.00   $ 0.50
2nd Quarter   147.00    125.00      0.55   132.00   120.00     0.50
3rd Quarter   144.00    131.75      0.55   130.00   117.00     0.50
4th Quarter   143.00    130.00      0.55   132.00   120.00     0.50

There were 628 holders of record on June 30, 1996.

Item 6. Selected Financial Data
(In thousands, except per share data)

                             1996             1995            1994
Net sales                 $224,075         $234,662        $193,861
Income from operations      29,198           25,235           9,488
Net income                  23,363           19,517          10,330
Net income per share       $12.13           $10.13           $5.36
Total assets              $260,890         $244,340        $219,903
Dividends declared
  per share                 $2.15            $2.00           $2.00

                                             1993             1992
Net sales                                 $190,679         $197,312
Income from operations                      29,929           27,494
Net income                                  18,950*          20,226
Net income per share                        $9.84*          $10.50
Total assets                              $216,266         $190,714
Dividends declared
  per share                                 $1.80            $1.60

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

The Company maintains a $50 million line of credit with Wells Fargo Bank. There was no bank debt incurred during fiscal year 1996.

(In thousands)             1996                1995           1994

Current assets           $167,059            $149,806       $103,375
Current liabilities        14,330              18,724         12,488
  Working capital        $152,729            $131,082       $ 90,887
  Quick ratio              8.51:1              5.73:1         4.76:1
Capital Expenditures     $  5,277            $  9,085       $  6,658

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Net sales decreased 5% to $224,075,000 in 1996 as compared to $234,662,000 in 1995, and $193,861,000 in 1994. During 1994, Brazil, the world's largest green coffee producer suffered a series of frosts that severely damaged its 1994-1995 crop of green coffee. The cost of green coffee soared by 40% as the market adjusted to a perceived coffee shortage. Higher green coffee costs were eventually reflected in selling prices of roast coffee during 1995. The higher selling prices resulted in lower sales volume in 1995 and 1996.

Gross profit increased to $118,811,000 in 1996, or 53% of sales, compared to $112,899,000, or 48% of sales, in 1995 and $94,295,000, or 49% of sales in 1994. While profit margins improved in 1996, the volatility of the green coffee market through 1995 and 1996 has kept the cost of green coffee and selling prices of roast coffee at high levels. Registrant's customers are price sensitive, and the Company is generally forced to absorb some coffee cost fluctuations in order to provide stable and predictable pricing.

Operating expenses, composed of selling and general and administrative expenses increased 2% to $89,613,000 in 1996 from $87,664,000 in 1995, and
$84,807,000 in 1994.

Other income, net increased 60% to $9,691,000 in 1996 as compared to $6,049,000 in 1995, and $7,201,000 in 1994 primarily due to increased interest rates during the 1996 fiscal year.

Income before taxes increased to $38,889,000 or 17% of sales in 1996, as compared to $31,284,000 or 13% of sales in 1995 and $16,689,000 or 9% of sales in 1994. Fiscal year 1994 earnings were depressed by an increase in green coffee costs. Net income for fiscal year 1996 reached $23,363,000, or $12.13 per share, as compared to $19,517,000, or $10.13 per share, in 1995 and $10,330,000, or $5.36 per share, in 1994.


                                      1996        1995          1994

Net income per share                 $12.13     $10.13        $ 5.36

Percentage change:
                                             1996 to 1995   1995 to 1994
Net sales                                        (4.5)%        21.1%
Cost of goods sold                              (13.6)%        22.3%
Gross profit                                      5.2%         19.7%
Operating expenses                                2.2%          3.4%
Income from operations                           15.7%        166.0%
Provision for income taxes                       31.9%         85.0%
Net income                                       19.7%         88.9%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Change in Earnings Per Share

A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:
                                Per Share Earnings       Per Share Earnings
                                   1996 vs. 1995           1995 vs. 1994
Coffee:  Prices                      $(2.02)                  $24.11
         Volume                       (3.47)                   (4.08)
         Cost                          7.32                   (10.27)
         Gross Profit                  1.83                     9.76

Allied products: Gross Profit          1.24                    (0.10)
Operating expenses                    (1.01)                   (1.48)
Other income                           1.89                    (0.60)
Provision for income taxes            (1.95)                   (2.81)
Net income                            $2.00                    $4.77

Price Risk
The Company's operations are significantly impacted by the world market for green coffee, its largest product. Coffee is an agricultural product and fundamental shifts in supply or demand produce dramatic price effects. Coffee is traded domestically on the New York Coffee Tea and Cocoa Exchange, and is one of the largest and most volatile commodity markets. Although the Company attempts to manage its exposure to price risk by managing its inventory level, there is no assurance that future green coffee price fluctuations can be passed on to Registrant's customers. Registrant is unable to predict either the direction or duration of coffee price swings, and cautions against using past results to predict future results.

Item 8.  Financial Statements and Supplementary Data


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Farmer Bros. Co. and Subsidiary


We have audited the consolidated financial statements of Farmer Bros. Co. and Subsidiary (the "Company") as listed in Item 14(a) of this Form
10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1995.




Coopers & Lybrand L.L.P.

Los Angeles, California
September 25, 1996

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                                             June 30,          June 30,
                                               1996              1995

                                  ASSETS
Current assets:
   Cash and cash equivalents                 $ 28,165          $  8,321
   Short term investments                      74,937            80,530
   Accounts and notes receivable, net          18,822            18,481
   Inventories                                 40,818            36,761
   Income tax receivable                        1,000             1,265
   Deferred income taxes                        2,616             3,577
   Prepaid expenses                               701               871
      Total current assets                    167,059           149,806

Property, plant and equipment, net             33,343            33,213
Notes receivable                                1,841             1,880
Long term investments                          40,058            43,337
Other assets                                   17,320            15,887
Deferred income taxes                           1,269               217

      Total assets                           $260,890          $244,340

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $  4,635          $  9,408
   Accrued payroll expenses                     4,153             4,711
   Other                                        5,542             4,605
      Total current liabilities                14,330            18,724

Accrued postretirement benefits                12,892            11,505

Commitments and contingencies (Note J)

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     and outstanding 1,926,414 shares           1,926             1,926
   Additional paid-in capital                     568               568
   Retained earnings                          230,840           211,619
   Investment valuation allowance                 334                (2)
      Total shareholders' equity              233,668           214,111

      Total liabilities and
        shareholders' equity                 $260,890          $244,340

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)

                                       For the Years Ended June 30,

                                    1996           1995            1994

Net sales                       $224,075        $234,662       $193,861

Cost of goods sold               105,264         121,763         99,566
                                 118,811         112,899         94,295

Selling expense                   81,515          76,313         74,534
General and admini-
  strative expense                 8,098          11,351         10,273
                                  89,613          87,664         84,807
Income from operations            29,198          25,235          9,488

Other income (expense):
  Dividend income                  2,549           2,459          1,352
  Interest income                  6,128           4,403          3,630
  Other, net                       1,014            (813)         2,219
                                   9,691           6,049          7,201

Income before taxes               38,889          31,284         16,689

Income taxes (Note G)             15,526          11,767          6,359

Net income                      $ 23,363        $ 19,517       $ 10,330

Net income per share              $12.13          $10.13         $ 5.36


















The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                       For the years ended June 30,

                                  1996            1995           1994

Cash flows from operating
   activities:
   Net income                   $23,363         $19,517        $10,330

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Depreciation                   5,698           4,677          5,219
   Deferred income taxes            145            (170)           698
   Other                           (645)            (47)           (63)
   Net (gain) loss on
    investments                    (510)          1,384         (1,758)
   Change in assets and
    liabilities:
     Short term investments           -               -          5,207
     Accounts and notes
      receivable                   (383)         (2,460)        (2,571)
     Inventories                 (4,057)         (1,851)        (2,577)
     Income tax receivable          265           4,092         (5,357)
     Prepaid expenses and
      other assets               (1,931)         (2,401)        (2,320)
     Accounts payable            (4,773)          6,036         (3,188)
     Accrued payroll
      expenses and other
      liabilities                   379             200            407
     Accrued postretirement
      benefits                    1,387           1,495            985
   Total adjustments             (4,425)         10,955         (5,318)

Net cash provided by operating
    activities                  $18,938         $30,472        $ 5,012










The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                     For the Years Ended June 30,

                                  1996            1995           1994

Net cash provided by operating
   activities:                  $ 18,938        $ 30,472       $ 5,012

Cash flows from investing
   activities:
   Purchases of property,
    plant and equipment           (5,277)         (9,085)       (6,658)
   Proceeds from sales of
    property, plant
    and equipment                    284             266           259
   Purchases of investments     (259,995)       (164,754)      (88,069)
   Proceeds from sales of
    investments                  269,955         147,263        37,045
   Notes issued                        -            (760)         (832)
   Notes repaid                       81              91         1,035
Net cash provided by
   (used in) investing
    activities                     5,048         (26,979)      (57,220)

Cash flows from financing
   activities:
   Dividends paid                 (4,142)         (3,853)       (3,853)

Net cash used in financing
   activities                     (4,142)         (3,853)       (3,853)

Net increase (decrease)
   in cash and cash
   equivalents                    19,844            (360)      (56,061)

Cash and cash equivalents at
   beginning of year               8,321           8,681        64,742

Cash and cash equivalents at
   end of year                  $ 28,165        $  8,321       $ 8,681







The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share data)

                                      For the Years Ended June 30,

                                  1996            1995           1994

Common stock                    $  1,926        $  1,926       $  1,926

Additional paid-in capital           568             568            568

Retained earnings:

   Beginning balance             211,619         195,955        189,478

   Net income for the year        23,363          19,517         10,330

   Dividends                      (4,142)         (3,853)        (3,853)

   Ending balance                230,840         211,619        195,955

Investment valuation allowance:

   Beginning balance                  (2)         (1,044)             -

   Adjustment                        336           1,042         (1,044)

   Ending balance                    334              (2)        (1,044)

Total shareholders' equity      $233,668        $214,111       $197,405

  Dividends declared per share    $2.15           $2.00          $2.00

















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

Financial Statement Preparation
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with a maturity of 30 days or less when purchased to be cash equivalents, which approximate fair value.

Investments
The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", as of July 1, 1994. SFAS 115 specifies the accounting treatment of the Company's investments based on investment classifications defined in the statement. The Company's investments have been recorded at fair value and have been classified as "available for sale". Any unrealized gains or losses on such investments at June 30, 1996 and 1995 have been recorded as a separate component of shareholders' equity.

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


A. Summary of Significant Accounting Policies, continued

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

     Buildings and facilities        10 to 30 years
     Machinery and equipment          3 to  5 years
     Office furniture and equipment         5 years

When assets are sold or retired the asset and related depreciation allowance are eliminated from the records and any gain or loss on disposal is included in operations. Maintenance and repairs are charged to expense, betterments are capitalized.

Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse.

Revenue Recognition
Sales and the cost of products sold are recorded at the time of delivery to the customer.

B. Investments
                              1996                    1995
                                    Fair                  Fair
(In thousands)         Cost         Value       Cost      Value

Current Assets
   Commercial Paper    $34,609      $34,775           -         -
   U.S. Government
     Obligations        40,129       40,162     $80,608   $80,530
                       $74,738      $74,937     $80,608   $80,530

Non-Current Assets
   U.S. Government
     Obligations       $ 2,096      $ 2,043     $ 8,617   $ 8,610
   Corporate debt        1,400        1,350       1,599     1,569
   Preferred stocks     34,475       35,114      30,456    31,896
   Liquid asset fund
     and other           1,551        1,551       1,262     1,262
                       $39,522      $40,058     $41,934   $43,337

The contractual maturities of debt securities classified as current and non-current available for sale as follows:

   Maturities                                       Fair Value
  (In thousands)                                6/30/96   6/30/95

Within one year                                 $74,937   $80,530
After 1 year through 5 years                      2,043     8,610
After 5 years through 10 years                    1,350     1,569
                                                $78,330   $90,709

The gross unrealized gains and (losses) on securities classified as available for sale were $1,263,000 and ($528,000), respectively, at June 30, 1996 and $1,732,000 and ($407,000), respectively, at June 30, 1995.
Gross realized gains and losses from available for sale securities were $1,907,000 and ($1,397,000) respectively in 1996 and gross realized gains from available for sale securities were $1,857,000 in 1995.

The Company hedges interest rate risk in its portfolio of preferred stocks. A substantial portion of the preferred stock portfolio was hedged with put options on U.S. Treasury futures traded on a national exchange. Deferred losses at June 30, 1996 and 1995, associated with the hedge were $162,000 and $1,329,000, respectively. Such deferred losses are recognized in other income as the related unrealized gains in the preferred stock portfolio are realized.

C. Allowance for Doubtful Accounts and Notes Receivable

(In thousands)                   1996          1995        1994

Balance at beginning of year     $545          $445         $530
Additions                         683           527          184
Deductions                       (673)         (427)        (269)
Balance at end of year           $555          $545         $445

D. Inventories

June 30, 1996
(In thousands)               Processed    Unprocessed      Total

Coffee                         $ 5,302       $12,259     $17,561
Allied products                 10,846         4,847      15,693
Coffee brewing equipment         2,475         5,089       7,564
                               $18,623       $22,195     $40,818

June 30, 1995
(In thousands)               Processed    Unprocessed      Total

Coffee                         $ 3,093       $10,809     $13,902
Allied products                 11,308         4,096      15,404
Coffee brewing equipment         2,120         5,335       7,455
                               $16,521       $20,240     $36,761

Current cost of coffee and allied products inventories exceeds the LIFO cost by approximately $20,475,000, and $30,246,000 as of June 30, 1996 and 1995, respectively.

For the year ended June 30, 1995, a decrease in the Company's green coffee inventories resulted in a LIFO decrement which increased fiscal 1995 pre-tax income by approximately $1,008,000.

E. Property, Plant and Equipment

(In thousands)                                 1996        1995

Buildings and facilities                     $28,759     $26,902
Machinery and equipment                       44,439      43,099
Office furniture and equipment                 6,236       8,362
                                              79,434      78,363
Accumulated depreciation                     (51,225)    (49,980)
Land                                           5,134       4,830
                                             $33,343     $33,213

Maintenance and repairs charged to expense for the years ended June 30, 1996, 1995 and 1994 were $11,608,000, $10,545,000 and $9,137,000, respectively.

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

The net periodic pension benefit for 1996, 1995 and 1994 is comprised of the following:

    (In thousands)                     Farmer Bros. Co.     Brewmatic Co.

                                                       1996
    Service cost                               $ 1,200      $   19
    Interest cost                                2,310         131
    Actual return on assets                     (7,621)       (499)
    Net amortization and deferral                3,773         284
       Net periodic pension benefit            $  (338)     $  (65)

                                                       1995
    Service cost                               $   875      $   16
    Interest cost                                2,083         119
    Actual return on assets                     (5,358)        304
    Net amortization and deferral                1,738        (507)
       Net periodic pension benefit            $  (662)     $  (68)

                                                       1994
    Service cost                               $   594      $   14
    Interest cost                                1,869         116
    Actual return on assets                        (94)          6
    Net amortization and deferral               (3,651)       (216)
       Net periodic pension benefit            $(1,282)     $  (80)

The funded status of the plans at June 30, 1996 was as follows:

(In thousands)                         Farmer Bros. Co.    Brewmatic Co.

Actuarial present value of benefit
   obligations:
   Vested                                      $29,278      $1,741
   Non-vested                                      172           -
     Accumulated benefit obligations            29,450       1,741
   Effect of projected salary increases          3,183          43
     Projected benefit obligations              32,633       1,784
Plan assets at fair value                      (49,203)     (2,861)
Plan assets at fair value in excess
     of projected benefit obligations          (16,570)     (1,077)
Unrecognized net asset at June 30, 1996          4,344         256
Unrecognized prior service cost                 (1,580)       (145)
Unrecognized net loss                            4,475         149
     Prepaid pension cost                      $(9,331)     $ (817)
Assumptions for 1996:
     Discount rate for plan obligations           7.75%      7.75%
     Assumed long term return on assets           8.00%      8.00%
     Projected compensation increases for
       pay related plans                          3.10%         -

The funded status of the plans at June 30, 1995 was as follows:

(In thousands)                         Farmer Bros. Co.    Brewmatic Co.

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

The assets of each plan are primarily invested in publicly traded stocks and bonds, U.S. government securities and money market funds. The Farmer Bros. Co. Retirement Plan owned 27,765 and 21,765 shares of the Company's common stock at June 30, 1996 and 1995, respectively, with a fair value of approximately $3,832,000 and $2,666,000, respectively.

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $1,699,000, $1,635,000 and $1,615,000 for 1996,
1995 and 1994, respectively. The Company also has a defined contribution plan for eligible non-union employees. No Company contributions have been made nor are required to be made to this plan.

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retirees contributions are fixed at a current level. The plan is unfunded.

The Plan's accumulated postretirement benefit obligation (APBO) is as follows:
                                                June 30,     June 30,
(In thousands)                                   1996         1995

     Retirees and dependents                     $5,191       $5,387
     Fully eligible active participants           4,430        5,869
     Other active plan participants               5,089        7,575
          Total APBO                            $14,710      $18,831

     Unrecognized net (loss) gain                 2,394       (2,828)
     Unrecognized prior service cost             (4,212)      (4,498)
          Accrued postretirement benefit cost   $12,892      $11,505

Net periodic postretirement benefit costs included the following components:
                                        For the years ended June 30,
(In thousands)                          1996       1995         1994

     Service cost                       $485       $587         $496
     Interest cost                     1,026      1,042          756
     Amortization of unrecognized
       net (gain) loss                   (70)        58            -
     Unrecognized prior service cost     286         71            -
     Net periodic postretirement
      benefit cost                    $1,727     $1,758       $1,252

The assumptions used to determine the APBO and net periodic postretirement benefit costs are as follows:
                                        For the years ended June 30,
                                        1996       1995         1994

Discount rate, net periodic
   postretirement benefit cost          7.75%      8.00%        8.50%
Discount rate, APBO                     7.75%      7.75%        8.00%
Medical care cost trend rate*           9.00%      9.50%       10.00%

         *Assumed to decline gradually to 5.5% in 2003 and thereafter.
          Dental care cost trend rate for 1996, 1995 and 1994 was 6.00%.

Increasing the assumed health care costs trend rates by one percentage point each year would increase the APBO as of June 30, 1996 and 1995 by $759,000 and $1,318,000, respectively, and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for the fiscal years ended June 30, 1996 and 1995 by $124,000 and $134,000, respectively

During fiscal year 1995, the Company added prescription drug coverage for retirees covered under the medical and dental plan. The additional retiree health benefits increased the unrecognized prior service cost by approximately $4,498,000 as of June 30, 1995.

G. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

(In thousands)                     1996       1995        1994

Current:  Federal                $12,621    $ 9,529     $ 4,385
          State                    2,760      2,406       1,276
                                  15,381     11,935       5,661

Deferred: Federal                    (48)      (145)        642
          State                      193        (23)         56
                                     145       (168)        698
                                 $15,526    $11,767     $ 6,359

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:

                                   1996       1995        1994

Statutory tax rate                 35.0%      35.0%       35.0%

(In thousands)
Income tax expense
 at statutory rate               $13,611    $10,949     $ 5,841
State income tax
 (net of federal tax benefit)      1,919      1,549         865
Dividend income exclusion           (622)      (581)       (324)
Other (net)                          618       (150)        (23)
                                 $15,526    $11,767     $ 6,359

Income taxes paid                $14,820    $10,908     $10,993

The primary components of temporary differences which give rise to the Company's net deferred tax assets at June 30, 1996 and 1995 are as follows:

                                 June 30,               June 30,
(In thousands)                     1996                   1995

Deferred tax assets:
  Postretirement benefits         $5,185                 $4,700
  Accrued liabilities              1,164                  1,307
  State taxes                        688                    543
  Other                              954                  1,242
                                   7,991                  7,792

Deferred tax liabilities:
  Pension assets                  (4,082)                (3,976)
  Other                              (24)                   (22)
                                  (4,106)                (3,998)
   Net deferred tax assets        $3,885                 $3,794

Deferred tax assets are expected to be realized against future taxable income and have not been reduced by a valuation allowance.

H. Other Current Liabilities

Other current liabilites consist of the following:

(In thousands)                           1996           1995

Accrued workers'
  compensation liabilities              $3,292         $3,178
Dividends payable                        1,060            963
Other                                    1,190            464
                                        $5,542         $4,605

I. Line of Credit

The Company has a credit line of $50,000,000. The line has no fee or compensating balance requirement.

J. Commitments and Contingencies

The Company incurred rent expense of approximately $682,000, $678,000, and $666,000, for the fiscal years ended June 30, 1996, 1995 and 1994, respectively, and is obligated under leases for branch warehouses with terms not exceeding five years. Certain leases contain renewal options.

Future minimum lease payments are as follows:

                             June 30,  (In thousands)

                               1997         $566
                               1998          421
                               1999          158
                               2000           53
                               2001           17

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position or results of operations.

Concentration of Credit Risk: At June 30, 1996, financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and accounts receivable. Commercial paper investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 90 days. Other investments are in U.S. government securities. Investment in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are short-term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

K. Quarterly Financial Data (Unaudited)

                                           Quarter Ended
                       09/30/95      12/31/95     03/31/96     06/30/96
(In thousands)

Net sales              $55,038      $58,571        $56,774     $53,692
Gross profit            27,527       30,865         30,885      29,534
Income from
  operations             6,413        8,007          7,939       6,839
Net income               4,791        6,573          6,391       5,608

(Per share)

Net income               $2.49        $3.41          $3.32       $2.91

                                           Quarter Ended
                        09/30/94     12/31/94      03/31/95    06/30/95
(In thousands)

Net sales              $54,182      $62,598        $59,514     $58,368
Gross profit            25,908       30,085         26,818      30,088
Income from
  operations             4,514        8,023          4,448       8,250
Net income               3,757        5,706          3,220       6,834

(Per share)

Net income               $1.95        $2.96          $1.67       $3.55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders to be held on December 2, 1996 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

       Name           Age              Position

Roy F. Farmer         80     Chairman of Board of Directors since 1951.

Roy E. Farmer         44     President since 1993; various positions since
                             1976, son of Chairman of the Board,
                             R.F. Farmer.

Guenter W. Berger     59     Vice President of Production, Director
                             since 1980; various positions since 1960.

Kenneth R. Carson     56     Vice President of Sales since
                             1990; Sales Management since 1968.

David W. Uhley        55     Secretary since 1985; various positions
                             since 1968.

John E. Simmons       45     Treasurer since 1985; various positions
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


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) List of Financial Statements and Financial Statement Schedules
     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 1996 and 1995. Consolidated Statements of Income For the Years
              Ended June 30, 1996, 1995 and 1994.
         Consolidated Statements of Cash Flows
              For the Years Ended June 30, 1996, 1995 and 1994. Consolidated Statements of Shareholders' Equity
              For the Years Ended June 30, 1996, 1995 and 1994. Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules:
         Financial Statement Schedules are omitted as they are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

     3.  Exhibits required by Item 601 of Regulation S-K.
         See item (c) below.

(b) Reports on Form 8-K. Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K., Continued

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

Farmer Bros. Co.



By:  Roy F. Farmer
(Roy F. Farmer, Chief Executive Officer and
Chairman of the Board of Directors)
Date:  September 25, 1996



By:  John E. Simmons
(John E. Simmons, Treasurer and
Chief Financial and Accounting Officer)
Date:  September 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Roy E. Farmer
Roy E. Farmer, President and Director
Date:  September 25, 1996



Guenter W. Berger
Guenter W. Berger, Vice President and Director
Date:  September 25, 1996



Lewis A. Coffman
Lewis A. Coffman, Director
Date:  September 25, 1996


John M. Anglin
John M. Anglin, Director
Date:  September 25, 1996


Catherine E. Crowe
Catherine E. Crowe, Director
Date:  September 25, 1996