Form 10-Q
period 1996-09-30
FARMER BROTHERS CO
filed 1996-11-15
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended September 30, 1996

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

Number of shares of Common Stock outstanding: 1,926,414 as of September 30, 1996.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

                              FARMER BROS. CO.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                               1996              1995

Net sales                                    $52,785           $55,038

Cost of goods sold                            25,369            27,511
                                              27,416            27,527
Selling expense                               20,181            19,220
General and administrative expenses            1,518             1,894
                                              21,699            21,114
Income from operations                         5,717             6,413

Other income (expense):
  Dividend income                                686               625
  Interest income                              1,444             1,208
  Other, net                                     140               154
                                               2,270             1,987

Income before taxes                            7,987             8,400

Income taxes                                   3,328             3,609

Net income                                   $ 4,659           $ 4,791

Net income per share                          $2.42             $2.49














The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                             September 30,     June 30,
                                                1996              1996
                                   ASSETS
Current assets:
  Cash and cash equivalents                  $ 47,382          $ 28,165
  Short term investments                       67,108            74,937
  Accounts and notes receivable, net           17,128            18,822
  Inventories                                  39,188            40,818
  Income tax receivable                            29             1,000
  Deferred income taxes                         2,616             2,616
  Prepaid expenses                                906               701
    Total current assets                      174,357           167,059

Property, plant and equipment, net             33,279            33,343
Notes receivable                                1,841             1,841
Long term investments                          40,514            40,058
Other assets                                   17,491            17,320
Deferred income taxes                           1,521             1,269
    Total assets                             $269,003          $260,890

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  6,619          $  4,635
  Accrued payroll expenses                      4,111             4,153
  Other                                         8,326             5,542
    Total current liabilities                  19,056            14,330

Accrued postretirement benefits                13,178            12,892

Commitments and contingencies                       -                 -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      569               568
  Retained earnings                           234,343           230,840
  Investment valuation allowance                  (69)              334
    Total shareholders' equity                236,769           233,668

    Total liabilities and
      shareholders' equity                   $269,003          $260,890


The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                               1996              1995

Cash flows from operating
 activities:
  Net Income                                 $ 4,659           $ 4,791

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Depreciation                                1,430             1,253
   Deferred income taxes                           -                33
   Other                                         (15)              (32)
   Net (gain) loss on
    investments                                  (20)              (46)
   Change in assets and
    liabilities:
     Short term investments                        -                 -
     Accounts and notes
       receivable                              1,685              (275)
     Inventories                               1,629             1,734
     Income tax receivable                       971             1,266
     Prepaid expenses and other
       assets                                   (453)             (486)
     Accounts payable                          1,984            (3,730)
     Accrued payroll expenses
       and other liabilities                   2,743             2,338
     Accrued postretirement
       benefits                                  286               441
Total adjustments                             10,240             2,496

Net cash provided by operating
 activities                                  $14,899           $ 7,287









The accompanying notes are an integral part of these financial statements.

                               FARMER BROS. CO
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)
                                 (Unaudited)
                                                 For the three months
                                                 ended September 30,

                                               1996              1995
Net cash provided by operating
   activities:                               $14,899           $ 7,287

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                             (1,308)           (2,809)
   Proceeds from sales of property,
    plant and equipment                           35                72
   Purchases of investments                  (72,417)          (26,777)
   Proceeds from sales of
    investments                               79,155            29,693
   Notes issued                                    -                 -
   Notes repaid                                9,000            50,000
Net cash provided by
   (used in) investing
   activities                                  5,474               229

Cash flows from financing
   activities:
   Dividends paid                             (1,156)             (963)

Net cash used in financing
    activities                                (1,156)             (963)

Net increase (decrease) in cash
 and cash equivalents                         19,217             6,553

Cash and cash equivalents at
 beginning of year                            28,165             8,321

Cash and cash equivalents at
 end of quarter                              $47,382           $14,874

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $   579           $   215



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

B. Investments
                           September 30,               June 30,
                               1996                     1996
                                   Fair                   Fair
(In thousands)            Cost     Value          Cost    Value

Current Assets
   Commercial Paper       $24,446  $24,148        $34,609 $34,775
   U.S. Government
     Obligations          $42,976  $42,960        $40,129 $40,162
                          $67,422  $67,108        $74,738 $74,937
Non-Current Assets
   U.S. Government
     Obligations          $ 2,085  $ 2,066        $ 2,096 $ 2,043
   Corporate bonds          1,300    1,265          1,400   1,350
   Preferred stocks        35,011   35,721         34,475  35,114
   Liquid asset fund
     and other              1,858    1,463          1,551   1,551
                          $40,254  $40,515        $39,522 $40,058

The gross unrealized gains and (losses) on securities classified as available for sale were $1,026,000 and ($1,079,000), respectively, at September 30, 1996, and $1,263,000 and ($528,000), respectively, at June 30, 1996. Gross realized gains from available for sale securities were $23,000 and $25,000 at September 30, 1995 and 1996, respectively.

The Company hedges interest rate risk in its portfolio of preferred stock. Deferred gains associated with the hedge are $424,000 and $162,000 at September 30 and June 30, 1996, respectively.

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

  Maturities                                         Fair Value
  (In thousands)                                 09/30/96 06/30/96
Within 1 year                                    $67,108  $74,937
After 1 year through 5 years                       2,066    2,043
After 5 years through 10 years                     1,265    1,350
After 10 years                                         -        -
                                                 $70,439  $78,330

C. Inventories
                                  Processed  Unprocessed    Total
(In thousands)

September 30, 1996

Coffee                             $ 5,147       $12,308  $17,455
Allied products                      9,285         4,881   14,166
Coffee brewing equipment             2,291         5,276    7,567
                                   $16,723       $22,465  $39,188

June 30, 1996

Coffee                             $ 5,302       $12,259  $17,561
Allied products                     10,846         4,847   15,693
Coffee brewing equipment             2,475         5,089    7,564
                                   $18,623       $22,195  $40,818

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Market trends from the fiscal 1996 continued into fiscal 1997, with higher coffee prices and higher roast coffee costs contributing to improved gross profit and lower sales volume. Net sales decreased 4% to $52,785,000 in the quarter ending September 30, 1996 as compared to $55,038,000 in the same quarter of fiscal 1996. Gross profit decreased in the first quarter of fiscal 1997 to $27,416,000 as compared to $27,527,000 in same quarter of fiscal 1996.

Operating expenses, composed of selling and general and administrative expenses, increased 3% to $21,699,000 in the current quarter compared to $21,114,000 in the same quarter of the prior fiscal year. This increase is primarily the result of higher employee benefits and increased coffee brewing equipment related expenses.

Other income increased 14% to $2,270,000 in the first quarter of fiscal 1997 as compared to $1,987,000 in the same quarter of the prior fiscal year primarily resulting from an improved interest rate environment.

Income before taxes decreased 5% to $7,987,000, or 15% of sales, in the first quarter of the 1997 fiscal year as compared to $8,400,000, or 15% of sales, in the same quarter of 1996. Net income for the first quarter of fiscal 1997 decreased 3% to $4,659,000 or $2.42 per share, from $4,791,000, or $2.49 per share, recorded in the first quarter of fiscal 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Quarterly Summary of Results
(in thousands of dollars)

                 09/30/95  12/31/95   03/31/96  06/30/96  09/30/96
Net sales         55,038    58,571     56,774    53,692    52,785
Gross profit      27,527    30,865     30,885    29,534    27,416
Operating income   6,413     8,007      7,939     6,839     5,717
Net income         4,791     6,573      6,391     5,608     4,659


(as a percentage of sales)

                 09/30/95  12/31/95   03/31/96  06/30/96  09/30/96
Net sales         100.00    100.00     100.00    100.00    100.00
Gross profit       50.01     52.69      54.40     55.00     51.94
Operating income   11.65     13.67      13.98     12.74     10.83
Net income          8.70     11.22      11.26     10.44      8.82


(in dollars)

                 09/30/95  12/31/95  03/31/96   06/30/96  09/30/95
EPS                 2.49      3.41      3.32       2.91      2.42


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

Date:  November 14, 1996           FARMER BROS. CO.

                                   (Registrant)


                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer