Form 10-Q
period 1996-12-31
FARMER BROTHERS CO
filed 1997-02-14
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended December 31, 1996

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

Number of shares of Common Stock outstanding: 1,926,414 as of December 31, 1996.

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

                                  1996      1995         1996      1995

Net sales                       $57,460   $58,571      $110,245  $113,609
Cost of goods sold               25,954    27,706        51,323    55,217
                                 31,506    30,865        58,922    58,392
Selling expense                  20,743    20,798        40,924    40,018
General and administrative
  expenses                        2,130     2,060         3,648     3,953
                                 22,873    22,858        44,572    43,971
Income from operations            8,633     8,007        14,350    14,421

Other income (expense):
  Dividend income                   659       648         1,345     1,273
  Interest income                 1,694     1,722         3,138     2,930
  Other                             261       190           401       344
                                  2,614     2,560         4,884     4,547

Income before taxes              11,247    10,567        19,234    18,968

Income taxes                      4,413     3,994         7,741     7,603

Net income                      $ 6,834   $ 6,573      $ 11,493  $ 11,365

Net income per share             $3.55     $3.41         $5.97     $5.90
















The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             December 31,       June 30,
                                                1996              1996
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 44,755          $ 28,165
  Short term investments                       75,564            74,937
  Accounts and notes receivable, net           17,626            18,822
  Inventories                                  38,950            40,818
  Income tax receivable                             -             1,000
  Deferred income taxes                         2,616             2,616
  Prepaid expenses and other                      710               701
    Total current assets                     $180,221          $167,059

Property, plant and equipment, net             33,134            33,343
Notes receivable                                1,841             1,841
Long term investments, net                     40,707            40,058
Other assets                                   17,662            17,320
Deferred taxes                                  1,147             1,269
    Total assets                             $274,712          $260,890

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  8,939          $  4,635
  Accrued payroll expenses                      4,144             4,153
  Other                                         5,288             5,542
    Total current liabilities                  18,371            14,330

Accrued postretirement benefits                13,428            12,892

Commitments and contingencies                       -                 -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           240,022           230,840
  Investment valuation allowance                  397               334
    Total shareholders' equity                242,913           233,668

    Total liabilities and
      shareholders' equity                   $274,712          $260,890

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the six months
                                                 ended December 31,

                                                1996              1995

Cash flows from operating
 activities:
  Net Income                                 $ 11,493          $ 11,365

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 2,858             2,177
   Deferred income taxes                            -               213
   Other                                          (60)             (131)
   Net (gain) loss on
    investments                                  (128)              (16)
   Change in assets and
    liabilities:
     Accounts and notes
       receivable                               1,177              (609)
     Inventories                                1,867             1,377
     Income tax receivable                      1,000             1,266
     Prepaid expenses and other
       assets                                    (504)             (520)
     Accounts payable                           4,304             1,053
     Accrued payroll expenses
       and other liabilities                     (263)              931
     Other long term liabilities                  536               882
Total adjustments                            $ 10,787          $  6,623

Net cash provided by operating
 activities                                  $ 22,280          $ 17,988









The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the six months
                                                 ended December 31,

                                               1996              1995
Net cash provided by operating
   activities:                               $22,280           $17,988

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                             (2,527)           (3,439)
   Proceeds from sales of property,
    plant and equipment                           92               206
   Purchases of investments                 (195,863)         (101,540)
   Proceeds from sales of
    investments                              194,900           100,545
   Notes repaid                                   20                62

Net cash (used in) provided by
 investing activities                         (3,378)           (4,166)

Cash flows from financing
 activities:
   Dividends paid                             (2,312)           (2,023)

Net cash used in financing
 activities                                   (2,312)           (2,023)

Net (decrease) in cash
 and cash equivalents                         16,590            11,799

Cash and cash equivalents at
 beginning of year                            28,165             8,321

Cash and cash equivalents at
 end of quarter                              $44,755           $20,120

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $ 8,196           $ 5,601



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

B. Investments
                           December 31,                June 30,
                               1996                     1996

                                   Fair                   Fair
(In thousands)            Cost     Value          Cost    Value

Current Assets
   Commercial Paper       $44,344  $44,220        $34,609 $34,775
   U.S. Government
    Obligations            31,410   31,344         40,129  40,162
                          $75,754  $75,564        $74,738 $74,937

Non-Current Assets
   U.S. Government
     Obligations          $ 2,090  $ 2,052        $ 2,096 $ 2,043
   Corporate Debt               -        -          1,400   1,350
   Preferred stocks        34,015   36,181         34,475  35,114
   Liquid asset fund
     and other              2,287    2,475          1,551   1,551
                          $38,392  $40,708        $39,522 $40,058

The gross unrealized gains and (losses) on securities classified as available for sale were $2,380,000 and ($442,000), respectively, at December 31, 1996, and $1,263,000 and ($528,000), respectively, at June 30,
1996. Gross realized gains from available for sale securities were $128,000 and $16,000 at December 31, 1996 and 1995, respectively.

The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $1,179,000 and $162,000 at December 31 and June 30, 1996, respectively.

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

   Maturities                                        Fair Value
  (In thousands)                                 12/31/96 06/30/96

Within 1 year                                     $75,564 $74,937
After 1 year through 5 years                        2,052   2,043
After 5 years through 10 years                          -   1,350
After 10 years                                          -       -
                                                  $77,616 $78,330

C.   Inventories

(In thousands)                 Processed  Unprocessed    Total

December 31, 1996
Coffee                         $ 5,571    $12,269      $17,840
Allied products                  9,125      4,759       13,884
Coffee brewing equipment         2,257      4,969        7,226
                               $16,953    $21,997      $38,950
June 30, 1996
Coffee                         $ 5,302    $12,259      $17,561
Allied products                 10,846      4,847       15,693
Coffee brewing equipment         2,475      5,089        7,564
                               $18,623    $22,195      $40,818

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Registrant's second quarter operations are consistent with prior year results. During the past three years the green coffee market has been especially volatile. During the most recent quarter, coffee prices were comparatively stable. During January, 1997, the green coffee market entered a bullish phase similar to that seen during the Brazilian frosts of 1994. Green coffee prices have recently increased 50% and reached prices in excess of $1.80 per pound after closing out the calendar year a little below $1.20 per pound. As Registrant's coffee inventory is replaced with higher priced coffee, higher roast coffee prices and a corresponding decrease in sales volume is likely to result.

Net sales for the second quarter of fiscal 1997 decreased 2% to $57,460,000 from $58,571,000 in the same quarter of the prior fiscal year. Net sales for the first half of fiscal 1997 decreased 3% to $110,245,000 from $113,609,000 in the first half of fiscal 1996. Gross profit in the second quarter increased 2% to $31,506,000 or 55% of sales, as compared to $30,865,000, or 53% of sales, in the same quarter of fiscal 1996.
Operating expenses reached $22,873,000 in the second quarter of fiscal 1997 as compared to $22,858,000 in the second quarter of fiscal 1996 and $21,699,000 in the first quarter of fiscal 1997.

Income after taxes for the three months ended December 31, 1995, reached $6,834,000, or $3.55 per share, as compared to $4,659,000, or $2.42 per share, in the first quarter of fiscal 1997 and $6,573,000, or $3.41 per share, in the same quarter of fiscal 1996. Net income for the first half of fiscal 1997 reached $11,493,000, or $5.97 per share, as compared to $11,365,000, or $5.90 per share, in the first six months of fiscal 1996.

Quarterly Summary of Results
(in thousands of dollars)

                  12/31/95  03/31/96   06/30/96  09/30/96  12/31/96
Net sales          58,571    56,774     53,692    52,785    57,460
Gross profit       30,865    30,885     29,534    27,416    31,506
Operating income    8,007     7,939      6,839     5,717     8,633
Net income          6,573     6,391      5,608     4,659     6,834

(as a percentage of sales)

                  12/31/95  03/31/96   06/30/96  09/30/96  12/31/96
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        52.69     54.40      55.00     51.94     54.83
Operating income    13.67     13.98      12.74     10.83     15.02
Net income          11.22     11.26      10.44      8.82     11.89

(in dollars)

                  12/31/95  03/31/96  06/30/96   09/30/96  12/31/96
EPS                  3.41      3.32      2.91       2.42      3.55




PART II  OTHER INFORMATION

Item 1.  Legal proceedings.                           not applicable.

Item 2.  Changes in securities.                                 none.

Item 3.  Defaults upon senior securities.                       none.

Item 4.  Submission of matters to a vote of
         security holders.

         The Annual Meeting of Shareholders of Farmer Bros. Co. was held on December 2, 1996. Holders of the Company's common stock were entitled to one vote per share of common stock held.

         Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors:
         Roy F. Farmer, Roy E. Farmer, Catherine E. Crowe, Lewis A. Coffman, Guenter W. Berger and John M. Anglin. There were 1,417,281 shares for election and 9,244 shares against.

         The proposal to appoint Coopers & Lybrand L.L.P.as the independent accountants for the Company for the year ended June 30, 1997 was approved with 1,426,359 shares in favor of the resolution, 16 shares against and 150 shares abstaining.

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

Date:  February 13, 1997           FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer