Form 10-Q
period 1997-03-31
FARMER BROTHERS CO
filed 1997-05-14
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended March 31, 1997

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

Number of shares of Common Stock outstanding: 1,926,414 as of March 31, 1997.

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

                                  1997      1996         1997      1996

Net sales                       $55,336   $56,774      $165,581  $170,383
Cost of goods sold               33,440    25,889        84,763    81,106
                                 21,896    30,885        80,818    89,277
Selling expense                  20,114    20,972        61,038    60,990
General and administrative
  expenses                        1,853     1,974         5,501     5,927
                                 21,967    22,946        66,539    66,917
Income from operations              (71)    7,939        14,279    22,360

Other income (expense):
  Dividend income                   633       619         1,978     1,892
  Interest income                 1,685     1,656         4,823     4,586
  Other                             550       463           951       807
                                  2,868     2,738         7,752     7,285

Income before taxes               2,797    10,677        22,031    29,645

Income taxes                      1,202     4,286         8,943    11,889

Net income                      $ 1,595   $ 6,391      $ 13,088  $ 17,756

Net income per share              $.83     $3.32         $6.79     $9.22
















The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             March 31,          June 30,
                                                1997              1996
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 60,291          $ 28,165
  Short term investments                       48,187            74,937
  Accounts and notes receivable, net           19,727            18,822
  Inventories                                  39,109            40,818
  Income tax receivable                             -             1,000
  Deferred income taxes                         2,616             2,616
  Prepaid expenses and other                    3,524               701
    Total current assets                      173,454           167,059

Property, plant and equipment, net             33,425            33,343
Notes receivable                                1,841             1,841
Long term investments, net                     51,634            40,058
Other assets                                   17,864            17,320
Deferred taxes                                    930             1,269
    Total assets                             $279,148          $260,890

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 12,225          $  4,635
  Accrued payroll expenses                      4,597             4,153
  Other                                         4,910             5,542
    Total current liabilities                  21,732            14,330

Accrued postretirement benefits                13,636            12,892

Commitments and contingencies                       -                 -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           240,461           230,840
  Investment valuation allowance                  825               334
    Total shareholders' equity                243,780           233,668
    Total liabilities and
      shareholders' equity                   $279,148          $260,890



The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the nine months
                                                 ended March 31,

                                                1997              1996
Cash flows from operating
 activities:
  Net Income                                 $ 13,088          $ 17,756

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 3,370             3,518
   Deferred income taxes                            -              (472)
   Other                                          (80)             (164)
   Net (gain) loss on investments                (521)             (351)
   Change in assets and liabilities:
     Accounts and notes receivable               (935)           (1,331)
     Inventories                                1,709             2,478
     Income tax receivable                      1,000             1,265
     Prepaid expenses and other assets         (3,573)           (1,041)
     Accounts payable                           7,590              (873)
     Accrued payroll expenses
       and other liabilities                     (188)            2,525
     Other long term liabilities                  743             1,323
Total adjustments                               9,115             6,877

Net cash provided by operating
 activities                                  $ 22,203          $ 24,633
















The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the nine months
                                                 ended March 31,

                                                1997              1996
Net cash provided by operating
   activities:                               $  22,203         $  24,633

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                               (3,299)           (4,499)
   Proceeds from sales of property,
    plant and equipment                            134               246
   Purchases of investments                   (303,503)         (165,351)
   Proceeds from sales of
    investments                                320,028           151,689
   Notes repaid                                     30                78

Net cash (used in)provided by
 investing activities                           13,390           (17,837)

Cash flows from financing
 activities:
   Dividends paid                               (3,467)           (3,082)

Net cash used in financing
 activities                                     (3,467)           (3,082)

Net increase in cash
 and cash equivalents                           32,126             3,714

Cash and cash equivalents at
 beginning of period                            28,165             8,321

Cash and cash equivalents at
 end of quarter                              $  60,291         $  12,035

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $  12,507         $  10,013


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

B. Investments
                             March 31                June 30,
                               1997                   1996
                                   Fair                   Fair
                          Cost     Value          Cost    Value
(In thousands)
Current Assets
   Commercial Paper       $26,765  $26,853        $34,609 $34,775
   U.S. Government
     Obligations           21,431   21,334         40,129  40,162
                          $48,196  $48,187        $74,738 $74,937

Non-Current Assets
   U.S. Government
     Obligations          $11,490  $11,332        $ 2,096 $ 2,043
   Commercial Paper             -        -          1,400   1,350
   Preferred stocks        34,303   36,226         34,475  35,114
   Liquid asset fund
     and other              3,690    4,076          1,551   1,551
                          $49,483  $51,634        $39,522 $40,058

The gross unrealized gains and (losses) on securities classified as available for sale were $2,484,000 and $(342,000), respectively, at March 31, 1997 and $1,263,000 and $(528,000), respectively, at June 30, 1996.
Gross realized gain from available for sale securities were $521,000 and $351,000 at March 31, 1997 and 1996, respectively.

The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $352,000 and $162,000 at March 31 and June 30, 1996, respectively.

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

                                                     Fair Value
Maturities                                       03/31/97  06/30/96
(In thousands)
Within 1 year                                    $ 48,187  $ 74,937
After 1 year through 5 years                       11,332     2,043
After 5 years through 10 years                          -     1,350
After 10 years                                          -         -
                                                 $ 59,519  $ 78,330

C.   Inventories
(In thousands)                 Processed  Unprocessed    Total

March 31, 1997
Coffee                          $ 5,503     $12,134    $17,637
Allied products                   8,619       5,004     13,623
Coffee brewing equipment          2,290       5,559      7,849
                                $16,412     $22,697    $39,109
June 30, 1996
Coffee                          $ 5,302     $12,259    $17,561
Allied products                  10,846       4,847     15,693
Coffee brewing equipment          2,475       5,089      7,564
                                $18,623     $22,195    $40,818

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The cost of Registrant's primary raw material, green coffee, has increased by more than 60% during the third quarter of fiscal 1997. Since the end of 1996, coffee prices as represented by futures traded on the Coffee, Sugar and Cocoa Exchange have more than doubled. Concerns about green coffee stockpiles, labor problems in producing countries and the possibility of weather related crop reductions have spurred prices to current levels. The frost season in coffee growing areas of Brazil begins near the end of May and continues through July. This introduces additional volatility into green coffee prices.

As Registrant raises roast coffee prices to reflect higher green coffee costs, roast coffee sales volume is likely to decrease. It has been reported by the National Coffee Association that in 1995, after the Brazilian coffee crop was damaged by cold weather, high coffee prices reduced consumption by 14%. The market for green coffee is very unpredictable, and Registrant cautions against predicting the future based upon past results.

Net sales for the third quarter of fiscal 1997 decreased 3% to $55,336,000 from $56,774,000 in the same quarter of the prior fiscal year. Net sales for the first nine months of fiscal 1997 decreased 3% to $165,581,000 from $170,383,000 in the same period of fiscal 1996. Gross profit in the third quarter decreased 29% to $21,896,000, or 40% of sales, as compared to $30,885,000, or 54% of sales, in the same quarter of the prior fiscal year. Gross profit for the nine months ending March 31, 1997 decreased 9% to $80,818,000 from $89,277,000 in the same period of fiscal 1996. Operating expenses decreased 4% to $21,967,000 in the third quarter of fiscal 1997 as compared to $22,946,000 in the third quarter of fiscal 1996.

Net income for the three months ended March 31, 1996, reached $1,595,000, or $0.83 per share, as compared to $6,834,000, or $3.55 per share in the second quarter of fiscal 1997 and $6,391,000 or $3.32 per share in the same quarter of fiscal 1996. Net income for the first nine months of fiscal 1997 reached $13,088,000, or $6.79 per share, as compared to $17,756,000, or $9.22 per share, in the first nine months of fiscal 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (CONTINUED)


Quarterly Summary of Results
(in thousands of dollars)

                  03/31/96  06/30/96   09/30/96  12/31/96  03/31/97
Net sales          56,774    53,692     52,785    57,460    55,336
Gross profit       30,885    29,534     27,416    31,506    21,896
Operating income    7,939     6,839      5,717     8,633       (71)
Net income          6,391     5,608      4,659     6,834     1,595

(as a percentage of sales)

                  03/31/96  06/30/96   09/30/96  12/31/96  03/31/97
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        54.40     55.00      51.94     54.83     39.57
Operating income    13.98     12.74      10.83     15.02      (.13)
Net income          11.26     10.44       8.82     11.89      2.88

(in dollars)

                  03/31/96  06/30/96  09/30/96   12/31/96  03/31/97
EPS                  3.32      2.91      2.42       3.55      .83


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

(b)  Reports on Form 8-K
     Registrant filed a report reporting
     a change in accountant.                          April 14, 1997.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997                FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer