Form 10-K
period 1997-06-30
FARMER BROTHERS CO
filed 1997-09-29
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1997

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

     Number of shares of Common Stock, $1.00 par value, outstanding as of August 31, 1997: 1,926,414 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $139 million.
                    Documents Incorporated by Reference

     Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the Registrant to be held on December 1, 1997 are incorporated by reference into Part III of this report. The Form 8-K/A dated and filed with the SEC on April 14, 1997 is incorporated by reference into Part II of this report.




                            PAGE 1 OF 27 PAGES

PART I

Item 1. Business

General: Farmer Bros. Co. (the "Company" or "Registrant") was incorporated in California in 1923, and is in the business of roasting, packaging and distributing coffee and allied products to restaurants, hotels, hospitals, convenience stores and fast food outlets.

Raw Materials and Supplies: Registrant's primary raw material is green coffee. Roast coffee sales account for approximately 60% of revenues. Coffee purchasing, roasting and packaging takes place at Registrant's Torrance, California plant, which is also the distribution hub for its branches. Green coffee is purchased through domestic commodity brokers. Coffee is an agricultural commodity, and is subject to fluctuations of both price and supply. Registrant has not been confronted by shortages in the supply of green coffee. Green coffee is grown outside the United States and can be subject to volatile price fluctuations resulting from concerns about crop availability and related conditions, such as weather, political events and social instability, in coffee producing nations. Government actions and trade restrictions between our own and foreign governments can also influence prices.

Trademarks & Patents: Registrant owns approximately 34 registered U.S. trademarks which are integral to customer identification of its products. It is not possible to assess the impact of the loss of such identification.

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

Working Capital:  Registrant finances its operations internally.
Management believes that working capital from internal sources will be adequate for the coming year. Registrant maintains a $50,000,000 line of credit with Bank of America. There is no commitment fee or compensating balance requirement and the line was not used in fiscal year 1997.

Foreign Operations: Registrant has no material revenues that result from foreign operations. Coffee brewing equipment is sold through distributors in Canada and Japan and manufactured in Europe under license.

Other: On June 30, 1997, Registrant employed 1,168 employees; 410 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on the Company's financial condition or results of operations. The nature of Registrant's business does not provide for maintenance of or reliance upon a sales backlog.

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

                          1997                       1996
                High      Low    Dividend   High     Low    Dividend
1st Quarter  $154.00   $135.00    $ 0.60  $130.00  $116.00   $ 0.50
2nd Quarter   154.00    142.00      0.60   147.00   125.00     0.55
3rd Quarter   155.00    130 00      0.60   144.00   131.75     0.55
4th Quarter   135.00    125.00      0.60   143.00   130.00     0.55

There were 608 holders of record on June 30, 1997.

Item 6. Selected Financial Data
(In thousands, except per share data)

                             1997          1996              1995
Net sales                 $224,802       $224,075          $234,662
Income from operations      16,789         29,198            25,235
Net income                  16,690         23,363            19,517
Net income per share        $8.66         $12.13            $10.13
Total assets              $276,849       $260,890          $244,340
Dividends declared
  per share                 $2.40          $2.15             $2.00

                                           1994             1993
Net sales                                $193,861          $190,679
Income from operations                      9,488            29,929
Net income                                 10,330            18,950
Net income per share                       $5.36             $9.84
Total assets                             $219,903          $216,266
Dividends declared
  per share                                $2.00             $1.80

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant continues to maintain a strong working capital position, and management believes cash requirements for the coming year will be provided by internal sources. Registrant has no major commitments for capital expenditures at this time.

 (In thousands)            1997            1996              1995

Current assets           $170,346        $167,059          $149,806
Current liabilities        16,380          14,330            18,724
  Working capital        $153,966        $152,729          $131,082
  Quick ratio              7.96:1          8.51:1            5.73:1
Capital Expenditures     $  4,403        $  5,277          $  9,085

Results of Operations

The market for green coffee has been especially volatile during the past three years. During 1994, Brazil, the world's largest green coffee producer suffered a series of frosts that damaged its 1994-1995 crop of green coffee. The cost of green coffee soared by 40% as the market adjusted to a perceived coffee shortage. Higher green coffee costs were eventually reflected in selling prices of roast coffee during 1995. The higher selling prices resulted in lower sales volume in 1995 and 1996. During 1997, concerns about green coffee stocks, labor problems in coffee producing countries and the possibility of weather related crop reductions pushed prices up again.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Coffee prices increased by 250% from December, 1996, to the end of May, 1997. As Registrant raises roast coffee prices to reflect higher green coffee costs, roast coffee sales volume has declined. It has been reported by the National Coffee Association that in 1995, after the Brazilian frost, high coffee prices reduced consumption by 14%. Cost increases of this magnitude take a period of time to work through inventories, even if green coffee costs were to decline immediately.

Net sales reached $224,802,000 in 1997 as compared to $224,075,000 in 1996, and $234,662,000 in 1995.  Gross profit decreased to $107,792,000 in 1997, or 48% of sales, compared to $118,811,000, or 53% of sales, in 1996 and $112,899,000, or 48% of sales in 1995. Registrant's customers are price sensitive, and the Company is generally forced to absorb some coffee cost fluctuations in order to provide stable and predictable pricing.

Operating expenses, composed of selling and general and administrative expenses increased 2% to $91,003,000 in 1997 from $89,613,000 in 1996, and
$87,664,000 in 1995.  Other income, increased 9% to $10,521,000 in 1997 as compared to $9,691,000 in 1996, and $6,049,000 in 1995 primarily due to an improved interest rate environment during the 1996 and 1997 fiscal years.

Income before taxes decreased to $27,310,000 or 12% of sales in 1997, as compared to $38,889,000 or 17% of sales in 1996 and $31,284,000 or 13% of sales in 1995. Net income for fiscal year 1997 reached $16,690,000, or $8.66 per share, as compared to $23,363,000, or $12.13 per share, in 1996 and $19,517,000, or $10.13 per share, in 1995.


                                      1997        1996          1995

Net income per share                  $8.66     $12.13        $10.13

Percentage change:
                                             1997 to 1996   1996 to 1995
Net sales                                         0.3%         (4.5)%
Cost of goods sold                               11.2%        (13.6)%
Gross profit                                     (9.3)%         5.2%
Operating expenses                                1.6%          2.2%
Income from operations                          (42.5)%        15.7%
Provision for income taxes                      (31.6)%        31.9%
Net income                                      (28.6)%        19.7%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Change in Earnings Per Share

A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:
                                Per Share Earnings       Per Share Earnings
                                   1997 vs. 1996           1996 vs. 1995
Coffee:  Prices                       $2.49                   $(2.02)
         Volume                       (3.75)                   (3.47)
         Cost                         (5.13)                    7.32
         Gross Profit                 (6.39)                    1.83

Allied products: Gross Profit          0.67                     1.24
Operating expenses                    (0.72)                   (1.01)
Other income                            .43                     1.89
Provision for income taxes             2.54                    (1.95)
Net income                           $(3.47)                  $ 2.00

Price Risk
The Company's operations are significantly impacted by the world market for green coffee, its largest product. Coffee is an agricultural product and fundamental shifts in supply or demand produce dramatic price effects.
Coffee is traded domestically on the New York Coffee, Sugar & Cocoa Exchange, and is one of the largest and most volatile commodity markets. Although the Company attempts to manage its exposure to price risk by managing its inventory level, there is no assurance that future green coffee price fluctuations can be passed on to Registrant's customers. Registrant is unable to predict either the direction or duration of coffee price swings, and cautions against using past results to predict future results.

Item 8.  Financial Statements and Supplementary Data


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Farmer Bros. Co. and Subsidiary

We have audited the accompanying consolidated balance sheet of Farmer Bros. Co. and Subsidiary (the "Company") as of June 30, 1997, and the related consolidated statements of income, cash flows, and shareholders' equity for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 1997 and the consolidated results of their operations and their cash flows for the year ended June 30, 1997, in conformity with generally accepted accounting principles.

Ernst & Young LLP


Long Beach, California
September 12, 1997

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Farmer Bros. Co. and Subsidiary


We have audited the consolidated balance sheet of Farmer Bros. Co. and Subsidiary (the "Company") as of June 30, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1995.



Coopers & Lybrand L.L.P.

Los Angeles, California
September 25, 1996

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                                                June 30,       June 30,
                                                  1997           1996

                                  ASSETS
Current assets:
   Cash and cash equivalents                    $ 34,174       $ 28,165
   Short term investments                         77,791         74,937
   Accounts and notes receivable, net             18,401         18,822
   Inventories                                    35,176         40,818
   Income tax receivable                           2,216          1,000
   Deferred income taxes                           1,804          2,616
   Prepaid expenses                                  784            701
      Total current assets                       170,346        167,059

Property, plant and equipment, net                32,526         33,343
Notes receivable                                   2,977          1,841
Long term investments                             51,341         40,058
Other assets                                      18,035         17,320
Deferred income taxes                              1,624          1,269

      Total assets                              $276,849       $260,890

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $  7,510       $  4,635
   Accrued payroll expenses                        4,247          4,153
   Other                                           4,623          5,542
      Total current liabilities                   16,380         14,330

Accrued postretirement benefits                   14,347         12,892

Commitments and contingencies                          -              -

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     and outstanding 1,926,414 shares              1,926          1,926
   Additional paid-in capital                        568            568
   Retained earnings                             242,907        230,840
   Investment valuation allowance                    721            334
      Total shareholders' equity                 246,122        233,668

      Total liabilities and
        shareholders' equity                    $276,849       $260,890

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)

                                       For the Years Ended June 30,

                                    1997           1996            1995

Net sales                       $224,802        $224,075       $234,662

Cost of goods sold               117,010         105,264        121,763
                                 107,792         118,811        112,899

Selling expense                   82,967          81,515         76,313
General and admini-
  strative expense                 8,036           8,098         11,351
                                  91,003          89,613         87,664
Income from operations            16,789          29,198         25,235

Other income (expense):
  Dividend income                  2,662           2,549          2,459
  Interest income                  6,624           6,128          4,403
  Other, net                       1,235           1,014           (813)
                                  10,521           9,691          6,049

Income before taxes               27,310          38,889         31,284

Income taxes                      10,620          15,526         11,767

Net income                      $ 16,690        $ 23,363       $ 19,517

Net income per share               $8.66         $12.13          $10.13



















The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                       For the years ended June 30,

                                  1997            1996           1995

Cash flows from operating
   activities:
   Net income                   $16,690         $23,363        $19,517

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Depreciation                   5,353           5,698          4,677
   Deferred income taxes            197             145           (170)
   Other                           (144)           (645)           (47)
   Net (gain) loss on
    investments                    (641)           (510)         1,384
   Change in assets and
    liabilities:
     Accounts and notes
      receivable                    466            (383)        (2,460)
     Inventories                  5,642          (4,057)        (1,851)
     Income tax receivable       (1,216)            265          4,092
     Prepaid expenses and
      other assets               (1,014)         (1,931)        (2,401)
     Accounts payable             2,875          (4,773)         6,036
     Accrued payroll
      expenses and other
      liabilities                  (825)            379            200
     Accrued postretirement
      benefits                    1,455           1,387          1,495
   Total adjustments             12,148          (4,425)        10,955

Net cash provided by operating
    activities                  $28,838         $18,938        $30,472












The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                     For the Years Ended June 30,

                                  1997            1996           1995

Net cash provided by operating
   activities:                  $ 28,838        $ 18,938       $ 30,472

Cash flows from investing
   activities:
   Purchases of property,
    plant and equipment           (4,403)         (5,277)        (9,085)
   Proceeds from sales of
    property, plant
    and equipment                    228             284            266
   Purchases of investments     (431,719)       (259,995)      (164,754)
   Proceeds from sales of
    investments                  418,869         269,955        147,263
   Notes issued                   (1,218)              -           (760)
   Notes repaid                       37              81             91
Net cash (used in) provided
    by investing activities      (18,206)          5,048        (26,979)

Cash flows from financing
   activities:
   Dividends paid                 (4,623)         (4,142)        (3,853)

Net cash used in financing
   activities                     (4,623)         (4,142)        (3,853)

Net increase (decrease)
   in cash and cash
   equivalents                     6,009          19,844           (360)

Cash and cash equivalents at
   beginning of year              28,165           8,321          8,681

Cash and cash equivalents at
   end of year                  $ 34,174        $ 28,165       $  8,321








The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share data)

                                      For the Years Ended June 30,

                                  1997            1996           1995

Common stock                    $  1,926        $  1,926       $  1,926

Additional paid-in capital           568             568            568

Retained earnings:

   Beginning balance             230,840         211,619        195,955

   Net income for the year        16,690          23,363         19,517

   Dividends                      (4,623)         (4,142)        (3,853)

   Ending balance                242,907         230,840        211,619

Investment valuation allowance:

   Beginning balance                 334              (2)        (1,044)

   Adjustment                        387             336          1,042

   Ending balance                    721             334             (2)

Total shareholders' equity      $246,122        $233,668       $214,111

  Dividends declared per share    $2.40           $2.15          $2.00


















The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies

Organization
The Company is in the business of roasting, packaging, and distributing coffee and allied products to restaurants, hotels, hospitals, convenience stores and fast food outlets.

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

Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, which approximate fair value.

Investments
The Company adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", as of July 1, 1994. SFAS 115 specifies the accounting treatment of the Company's investments based on investment classifications defined in the statement. The Company's investments have been recorded at fair value and have been classified as "available for sale". Any unrealized gains or losses on such investments at June 30, 1997, 1996 and 1995 have been recorded as a separate component of shareholders' equity.

The Company's investments have been recorded at fair value, as determined by quoted market prices, and have been classified as "available for sale". Any unrealized gains or losses have been recorded as a separate component of shareholders' equity.

The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Inventories
Inventories are valued at the lower of cost or market. Costs of coffee and allied products are determined on the Last In, First Out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the First In, First Out (FIFO) basis.

In the normal course of business, the Company enters into commodity purchase agreements with suppliers and futures contracts to hedge exposure to inventory price fluctuations. Gains on the hedging transactions are deferred as an adjustment to the carrying amount of the inventory and are recognized in income at the time of the sale of inventory. Losses on the hedging transactions are recognized in earnings currently as the Company believes this appropriately reflects its LIFO methodology. Futures contracts not designated as hedges, and terminations of contracts designated as hedges, if any, are marked to market, and changes are recognized in earnings currently. No contracts were outstanding at June 30, 1997 or 1996.

In the event of non-performance by the counterparties, the Company could be exposed to credit and supply risk. The Company monitors the financial viability of the counterparties in an attempt to minimize this risk.

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

Accounting Pronouncements
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997; SFAS No. 129, "Disclosures of Information About Capital Structure," which is effective for periods ending after December 15, 1997; SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997; and, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997.

The adoption of SFAS No. 128 and 129 will not impact the computation of earnings per share or require any additional disclosures. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The changes in unrealized gains and losses from investments, reported through the Investment Valuation Allowance in shareholders' equity, is the Company's only component of comprehensive income. The Company currently plans to adopt this standard in fiscal 1999.

SFAS No. 131 requiries a public enterprise to report financial and descriptive information about its reportable operating segments based upon the way management organizes segments within the enterprise for making operating decisions and assessing performances. The Company is currently analyzing the various requirements of this standard in order to determine what additional disclosures, if any, will be required. The Company plans to adopt the standard in fiscal 1999.

B. Investments

(In thousands)                  Gross      Gross
Unrealized            Unrealized           Fair
June 30, 1997         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $14,814      -       129         $14,943
  U.S. Government
    Obligations        63,059   (211)        -         $62,848
                      $77,873   (211)      129         $77,791
Non-Current Assets
  U.S. Government
    Obligations       $10,453   (169)          -       $10,284
  Corporate debt            -      -                         -
  Preferred stocks     36,816    (23)      2,575        39,368
  Liquid asset fund
    and other           1,689      -           -         1,689
                      $48,958   (192)      2,575       $51,341

(In thousands)                  Gross      Gross
Unrealized            Unrealized           Fair
June 30, 1996         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $34,609     (7)        173       $34,775
  U.S. Government
    Obligations        40,129      -          33        40,162
                      $74,738     (7)        206       $74,937
Non-Current Assets
  U.S. Government
    Obligations       $ 2,096    (53)          -       $ 2,043
  Corporate debt        1,400    (50)          -         1,350
  Preferred stocks     34,475   (418)      1,057        35,114
  Liquid asset fund
    and other           1,551      -           -         1,551
                      $39,522   (521)      1,057       $40,058

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

   Maturities                                       Fair Value
  (In thousands)                                 6/30/97  6/30/96
Within one year                                 $77,791   $74,937
After 1 year through 5 years                     10,284     2,043
After 5 years through 10 years                        -     1,350
                                                $88,075   $78,330

Gross realized gains and losses from available for sale securities were $2,271,000 and ($1,630,000) respectively in 1997, $1,907,000 and
($1,397,000) respectively in 1996 and gross realized gains from available for sale securities were $1,857,000 in 1995.

The Company hedges interest rate risk in its portfolio of preferred stocks. A substantial portion of the preferred stock portfolio was hedged with put options on U.S. Treasury futures traded on a national exchange. Deferred losses at June 30, 1997 and 1996, associated with the hedge were $1,081,000 and $162,000, respectively. Such deferred gains and losses are recognized in other income as the related unrealized gains and losses in the preferred stock portfolio are realized.

C. Allowance for Doubtful Accounts and Notes Receivable

(In thousands)                   1997           1996        1995

Balance at beginning of year     $555           $545        $445
Additions                         429            683         527
Deductions                       (429)          (673)       (427)
Balance at end of year          $ 555           $555        $545

D. Inventories

June 30, 1997
(In thousands)               Processed    Unprocessed      Total

Coffee                         $ 3,564       $10,024     $13,588
Allied products                 10,551         3,794      14,345
Coffee brewing equipment         2,310         4,933       7,243
                               $16,425       $18,751     $35,176

June 30, 1996
(In thousands)               Processed    Unprocessed      Total

Coffee                         $ 5,302       $12,259     $17,561
Allied products                 10,846         4,847      15,693
Coffee brewing equipment         2,475         5,089       7,564
                               $18,623       $22,195     $40,818

Current cost of coffee and allied products inventories exceeds the LIFO cost by approximately $28,608,000, and $20,475,000 as of June 30, 1997 and 1996, respectively.

Decreases in the Company's green coffee inventories during fiscal 1997 and 1995 resulted in LIFO decrements which increased fiscal pre-tax income by $4,007,000 and $1,008,000, respectively.

E. Property, Plant and Equipment

(In thousands)                                 1997        1996

Buildings and facilities                     $30,067     $28,759
Machinery and equipment                       45,261      44,439
Office furniture and equipment                 6,030       6,236
                                              81,358      79,434
Accumulated depreciation                     (53,966)    (51,225)
Land                                           5,134       5,134
                                             $32,526     $33,343

Maintenance and repairs charged to expense for the years ended June 30, 1997, 1996 and 1995 were $11,015,000, $11,608,000 and $10,545,000, respectively.

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

The net periodic pension benefit for 1997, 1996 and 1995 is comprised of the following:

    (In thousands)                     Farmer Bros. Co.     Brewmatic Co.

                                                       1997
    Service cost                               $ 1,300      $   21
    Interest cost                                2,479         133
    Actual return on assets                     (7,099)       (491)
    Net amortization and deferral                2,772         248
       Net periodic pension benefit            $  (548)     $  (89)

                                                       1996
    Service cost                               $ 1,200      $   96
    Interest cost                                2,310         131
    Actual return on assets                     (7,621)       (499)
    Net amortization and deferral                3,773         284
       Net periodic pension benefit            $  (338)     $  (65)

                                                       1995
    Service cost                               $   875      $   16
    Interest cost                                2,083         119
    Actual return on assets                     (5,358)        304
    Net amortization and deferral                1,738        (507)
       Net periodic pension benefit            $  (662)     $  (68)

The funded status of the plans at June 30, 1997 was as follows:

(In thousands)                         Farmer Bros. Co.    Brewmatic Co.
Actuarial present value of benefit
   obligations:
   Vested                                      $31,544      $ 1,792
   Non-vested                                      184            -
     Accumulated benefit obligations            31,728        1,792
   Effect of projected salary increases          3,457           25
     Projected benefit obligations              35,185        1,817
Plan assets at fair value                      (54,536)      (3,262)
Plan assets at fair value in excess
     of projected benefit obligations          (19,351)      (1,445)
Unrecognized net asset at June 30, 1996          3,723          219
Unrecognized prior service cost                 (1,397)        (126)
Unrecognized net gain                            7,146          429
     Prepaid pension cost                      $(9,879)     $(  923)
Assumptions for 1997:
     Discount rate for plan obligations          7.75%        7.75%
     Assumed long term return on assets          8.00%        8.00%
     Projected compensation increases for
       pay related plans                         3.10%           -

The funded status of the plans at June 30, 1996 was as follows:

(In thousands)                         Farmer Bros. Co.    Brewmatic Co.
Actuarial present value of benefit
   obligations:
   Vested                                      $29,278      $1,741
   Non-vested                                      172           -
     Accumulated benefit obligations            29,450       1,741
   Effect of projected salary increases          3,183          43
     Projected benefit obligations              32,633       1,784
Plan assets at fair value                      (49,203)     (2,861)
Plan assets at fair value in excess
     of projected benefit obligations          (16,570)     (1,077)
Unrecognized net asset at June 30, 1995          4,344         256
Unrecognized prior service cost                 (1,580)       (145)
Unrecognized net gain (loss)                     4,475         149
     Prepaid pension cost                      $(9,331)     $ (817)
Assumptions for 1996:
     Discount rate for plan obligations           7.75%      7.75%
     Assumed long term return on assets           8.00%      8.00%
     Projected compensation increases for
       pay related plans                          3.10%         -

The assets of each plan are primarily invested in publicly traded stocks and bonds, U.S. government securities and money market funds. The Farmer Bros. Co. Retirement Plan owned 28,565 and 27,765 shares of the Company's common stock at June 30, 1997 and 1996, respectively, with a fair value of approximately $3,828,000 and $3,832,000, respectively.

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $1,695,000, $1,699,000 and $1,635,000 for 1997,
1996 and 1995, respectively. The Company also has a defined contribution plan for eligible non-union employees. No Company contributions have been made nor are required to be made to this plan.

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retirees contributions are fixed at a current level. The plan is unfunded.

The Plan's accumulated postretirement benefit obligation (APBO) is as follows:
                                                June 30,     June 30,
(In thousands)                                   1997         1996

     Retirees and dependents                    $ 4,887      $ 5,191
     Fully eligible active participants           4,774        4,430
     Other active plan participants               5,995        5,089
          Total APBO                            $15,656      $14,710

     Unrecognized net (loss) gain                 2,618        2,394
     Unrecognized prior service cost             (3,927)      (4,212)
          Accrued postretirement benefit cost   $14,347      $12,892

Net periodic postretirement benefit costs included the following components:
                                        For the years ended June 30,
(In thousands)                          1997       1996         1995

     Service cost                       $512        $485        $587
     Interest cost                     1,114       1,026       1,042
     Amortization of unrecognized
       net (gain) loss                   (58)        (70)         58
     Unrecognized prior service cost     285         286          71
     Net periodic postretirement
      benefit cost                    $1,853      $1,727      $1,758

The assumptions used to determine the APBO and net periodic postretirement benefit costs are as follows:
                                        For the years ended June 30,
                                        1997       1996         1995
Discount rate, net periodic
   postretirement benefit cost          7.75%      7.75%        8.00%
Discount rate, APBO                     7.75%      7.75%        7.75%
Medical care cost trend rate*           9.00%      9.00%        9.50%

    *Assumed to decline gradually to 5.5% in 2003 and thereafter.
     Dental care cost trend rate for 1997, 1996 and 1995 was 6.00%.

Increasing the assumed health care costs trend rates by one percentage point each year would increase the APBO as of June 30, 1997 and 1996 by $808,000 and $759,000, respectively, and increase the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for the fiscal years ended June 30, 1997 and 1996 by $133,000 and $124,000, respectively

G. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

(In thousands)                     1997       1996        1995

Current:  Federal                $ 8,168    $12,621     $ 9,529
          State                    2,255      2,760       2,406
                                  10,423     15,381      11,935

Deferred: Federal                    257        (48)       (145)
          State                      (60)       193         (23)
                                     197        145        (168)
                                 $10,620    $15,526     $11,767

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:

                                   1997       1996        1995

Statutory tax rate                 35.0%      35.0%       35.0%

(In thousands)
Income tax expense
 at statutory rate                $9,559    $13,611     $10,949
State income tax
 (net of federal tax benefit)      1,426      1,919       1,549
Dividend income exclusion           (661)      (622)       (581)
Other (net)                          296        618        (150)
                                 $10,620    $15,526     $11,767

Income taxes paid                $13,799    $14,820     $10,908

The primary components of temporary differences which give rise to the Company's net deferred tax assets at June 30, 1997 and 1996 are as follows:

(In thousands)                          June 30,       June 30,
                                         1997           1996
Deferred tax assets:
  Postretirement benefits               $5,726         $5,185
  Accrued liabilities                    1,616          1,164
  State taxes                              474            688
  Other                                    694            954
                                         8,510          7,991

Deferred tax liabilities:
  Pension assets                        (3,986)        (4,082)
  Other                                 (1,096)           (24)
                                        (5,082)        (4,106)
   Net deferred tax assets              $3,428         $3,885

H. Other Current Liabilities

Other current liabilites consist of the following:

(In thousands)                           1997           1996

Accrued workers'
  compensation liabilities              $3,293         $3,292
Dividends payable                        1,156          1,060
Other                                      174          1,190
                                        $4,623         $5,542

I. Commitments and Contingencies

The Company incurred rent expense of approximately $658,000, $682,000, and $678,000, for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, and is obligated under leases for branch warehouses with terms not exceeding five years. Certain leases contain renewal options.

Future minimum lease payments are as follows:

                             June 30,  (In thousands)
                               1998          $510
                               1999           281
                               2000           124
                               2001            72
                               2002            19

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

Concentration of Credit Risk: At June 30, 1997, financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and accounts receivable. Commercial paper investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 90 days. Other investments are in U.S. government securities. Investment in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are short-term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

J. Quarterly Financial Data (Unaudited)

                                           Quarter Ended
                       09/30/96      12/31/96     03/31/97     06/30/97
(In thousands)

Net sales              $52,785      $57,460        $55,336     $59,221
Gross profit            27,416       31,506         21,896      26,974
Income from
  operations             5,717        8,633            (71)      2,510
Net income               4,659        6,834          1,595       3,602

(Per share)

Net income               $2.42        $3.55          $0.83       $1.86

                                           Quarter Ended
                        09/30/95     12/31/95      03/31/96    06/30/96
(In thousands)

Net sales              $55,038      $58,571        $56,774     $53,692
Gross profit            27,527       30,865         30,885      29,534
Income from
  operations             6,413        8,007          7,939       6,839
Net income               4,791        6,573          6,391       5,608

(Per share)

Net income               $2.49        $3.41          $3.32       $2.91

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Registrant incorporates by reference Form 8-K/A dated and filed with the SEC on April 14, 1997, which reported the engagement of Ernst & Young LLP as its new independent accountant.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders to be held on December 1, 1997 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

       Name           Age              Position

Roy F. Farmer         81     Chairman of Board of Directors since 1951.

Roy E. Farmer         45     President since 1993; various positions since
                             1976, son of Chairman of the Board,
                             R.F. Farmer.

Guenter W. Berger     60     Vice President of Production, Director
                             since 1980; various positions since 1960.

Kenneth R. Carson     57     Vice President of Sales since
                             1990; Sales Management since 1968.

David W. Uhley        56     Secretary since 1985; various positions
                             since 1968.

John E. Simmons       46     Treasurer since 1985; various positions
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


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) List of Financial Statements and Financial Statement Schedules
     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 1997 and 1996. Consolidated Statements of Income For the Years
              Ended June 30, 1997, 1996 and 1995.
         Consolidated Statements of Cash Flows
              For the Years Ended June 30, 1997, 1996 and 1995. Consolidated Statements of Shareholders' Equity
              For the Years Ended June 30, 1997, 1996 and 1995. Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedules:
         Financial Statement Schedules are omitted as they are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

     3.  Exhibits required by Item 601 of Regulation S-K.
         See item (c) below.

(b)  Reports on Form 8-K.
     Registrant filed a report on Form 8-K/A on April 14, 1997 to report a change in certifying accountant.

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

Farmer Bros. Co.


Roy F. Farmer
By:  Roy F. Farmer
(Roy F. Farmer, Chief Executive Officer and
Chairman of the Board of Directors)
Date:  September 26, 1997



John E. Simmons
By:  John E. Simmons
(John E. Simmons, Treasurer and
Chief Financial and Accounting Officer)
Date:  September 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Roy E. Farmer
Roy E. Farmer, President and Director
Date:  August 21, 1997


Guenter W. Berger
Guenter W. Berger, Vice President and Director
Date:  August 21, 1997


Lewis A. Coffman
Lewis A. Coffman, Director
Date:  August 21, 1997


John M. Anglin
John M. Anglin, Director
Date:  August 21, 1997


Catherine E. Crowe
Catherine E. Crowe, Director
Date:  August 21, 1997