Form 10-Q
period 1997-09-30
FARMER BROTHERS CO
filed 1997-11-14
CIK 34563

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                   For Quarter Ended September 30, 1997

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

Number of shares of Common Stock outstanding:  1,926,414 as of September
30, 1997.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                               1997                1996

Net sales                                    $59,497             $52,785
Cost of goods sold                            30,171              25,369
                                              29,326              27,416
Selling expense                               19,755              20,181
General and administrative                     1,919               1,518
  expenses                                    21,674              21,699

Income from operations                         7,652               5,717

Other income:
  Dividend income                                658                 686
  Interest income                              1,842               1,444
  Other                                          313                 140
                                               2,813               2,270

Income before taxes                           10,465               7,987

Income taxes                                   4,237               3,328

Net income                                   $ 6,228             $ 4,659

Net income per share                          $3.23               $2.42

Cash dividends declared per share              $.60                $.60


The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             September 30,      June 30,
                                                1997              1997
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 23,615          $ 34,174
  Short term investments                       95,444            77,791
  Accounts and notes receivable, net           18,465            18,401
  Inventories                                  34,844            35,176
  Income tax receivable                            97             2,216
  Deferred income taxes                         1,804             1,804
  Prepaid expenses and other                      930               784
    Total current assets                      175,199           170,346

Property, plant and equipment, net             31,479            32,526
Notes receivable                                2,977             2,977
Long term investments, net                     56,756            51,341
Other assets                                   18,261            18,035
Deferred taxes                                  1 453             1,624
    Total assets                             $286,125          $276,849

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  9,118          $  7,510
  Accrued payroll expenses                      4,396             4,247
  Other                                         6,557             4,623
    Total current liabilities                  20,071            16,380

Accrued postretirement benefits                14,703            14,347

Commitments and contingencies                       -                 -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           247,980           242,907
  Investment valuation allowance                  877               721
    Total shareholders' equity                251,351           246,122
    Total liabilities and
      shareholders' equity                   $286,125          $276,849



The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                                1997              1996
Cash flows from operating
 activities:
  Net Income                                 $  6,228          $  4,659

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 1,347             1,430
   Deferred income taxes                          (24)              (15)
   Net (gain) on investments                     (167)              (20)
   Changes in assets and
     liabilities:
     Accounts and notes receivable                (74)            1,685
     Inventories                                  332             1,629
     Income tax receivable                      2,119               971
     Prepaid expenses and other assets           (382)             (453)
     Accounts payable                           1,609             1,984
     Accrued payroll expenses
       and other liabilities                    2,083             2,743
     Other long term liabilities                  356               286
Total adjustments                               7,199            10,240

Net cash provided by operating
 activities                                  $ 13,427          $ 14,899



The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the three months
                                                 ended September 30,

                                                1997              1996
Net cash provided by operating
   activities:                               $  13,427         $  14,899

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                                 (339)           (1,308)
   Proceeds from sales of property,
    plant and equipment                             72                35
   Purchases of investments                   ( 83,646)          (72,417)
   Proceeds from sales of
    investments                                 61,073            79,155
   Notes repaid                                     10                 9

Net cash (used in) provided by
 investing activities                          (22,830)            5,474

Cash flows from financing
 activities:
   Dividends paid                               (1,156)           (1,156)

Net cash used in financing
 activities                                     (1,156)           (1,156)

Net (decrease) increase in cash
 and cash equivalents                          (10,559)           19,217

Cash and cash equivalents at
 beginning of period                            34,174            28,165

Cash and cash equivalents at
 end of quarter                              $  23,615         $  47,382

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $      29         $     579


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

B.   Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $1,883,000 and $1,081,000 at September 30 and June 30, 1997, respectively.

(In thousands)                  Gross       Gross
                             Unrealized   Unrealized    Fair
September 30, 1997      Cost    Loss         Gain       Value
Current Assets
  Commercial Paper    $32,636      -          136      $32,772
  U.S. Government
    Obligations        62,782   (116)           6      $62,672
                      $95,418   (116)         142      $95,444
Non-Current Assets
  U.S. Government
    Obligations       $13,130    (87)          21      $13,064
  Other debt            1,695    (17)           -        1,678
  Preferred stocks     36,381    (22)       3,496       39,855
  Liquid asset fund
    and other           2,471   (326)          14        2,159
                      $53,677   (452)      $3,531      $56,756

(In thousands)                  Gross      Gross
                             Unrealized  Unrealized      Fair
June 30, 1997           Cost    Loss        Gain         Value
Current Assets
  Commercial Paper    $14,814      -         129       $14,943
  U.S. Government
    Obligations        63,059   (211)          -        62,848
                      $77,873   (211)        129       $77,791

Non-Current Assets
  U.S. Government
    Obligations       $10,453   (169)          -       $10,284
  Preferred stocks     36,816    (22)      2,574        39,368
  Liquid asset fund
    and other           1,689      -           -         1,689
                      $48,958   (191)      2,574       $51,341

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:
                                                     Fair Value
Maturities                                       09/30/97  06/30/97
(In thousands)
Within 1 year                                    $ 95,444  $ 77,791
After 1 year through 5 years                       14,742    10,284
                                                 $110,186  $ 88,075

Gross realized gain from available for sale securities were $255,000 and $405,000 at September 30, 1997 and 1996, respectively.

C.   Inventories
(In thousands)                 Processed  Unprocessed    Total

September 30, 1997
Coffee                          $ 3,704     $ 9,223    $12,927
Allied products                   9,815       4,769     14,584
Coffee brewing equipment          2,185       5,148      7,333
                                $15,704     $19,140    $34,844
June 30, 1997
Coffee                          $ 3,564     $10,024    $13,588
Allied products                  10,551       3,794     14,345
Coffee brewing equipment          2,310       4,933      7,243
                                $16,425     $18,751    $35,176

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Registrant's financial condition is substantially the same as at its most recent fiscal year end. The volatile market for green coffee always has an effect on operating results. The higher cost of green coffee has resulted in higher roast coffee prices, lower gross profit margins and lower sales volume.

Net sales for the first quarter of fiscal 1998 increased 13% to $59,497,000 from $52,785,000 in the same quarter of fiscal 1997. Gross profit increased 5% during the first quarter of fiscal 1998 to $29,326,000 or 49% of sales, as compared to $27,416,000 or 52% of sales, in the same quarter of the prior fiscal year.

Operating expenses, composed of selling and general and administrative expenses, reached $21,674,000 in the most recent quarter, compared to $21,699,000 in the same quarter of fiscal 1997. Other income increased 24% to $2,813,000 in the first quarter of fiscal 1997 as compared to $2,270,000 in the same quarter of the prior fiscal year, primarily the result of higher interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (CONTINUED)

Income before taxes increased 31% to $10,465,000 or 18% of sales, in the first quarter of the 1998 fiscal year as compared to $7,987,000 or 14% of sales in the same quarter of fiscal 1997. Net income for the first quarter of fiscal 1998 increased 34% to $6,228,000 or $3.23 per share, from $4,659,000 or $2.42 per share, recorded in the first quarter of fiscal 1997.

Quarterly Summary of Results
(In thousands of dollars)

                  09/30/96  12/31/96   03/31/97  06/30/97  09/30/97
Net sales          52,785    57,460     55,336    59,221    59,497
Gross profit       27,416    31,506     21,896    26,974    29,326
Operating income    5,717     8,633        (71)    2,510     7,652
Net income          4,659     6,834      1,595     3,602     6,228

(As a percentage of sales)

                  09/30/96  12/31/96   03/31/97  06/30/97  09/30/97
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        51.94     54.83      39.57     45.55     49.29
Operating income    10.83     15.02       (.13)     4.24     12.86
Net income           8.82     11.89       2.88      6.08     10.47

(In dollars)

                  09/30/96  12/31/96  03/31/97   06/30/97  09/30/97
EPS                  2.42      3.55       .83       1.86      3.23



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

Date:  November 13, 1997           FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer