Form 10-Q
period 1997-12-31
FARMER BROTHERS CO
filed 1998-02-13
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended December 31, 1997

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

Number of shares of Common Stock outstanding: 1,926,414 as of December 31, 1997.

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

                                  1997      1996         1997      1996

Net sales                       $64,062   $57,460      $123,559  $110,245
Cost of goods sold               27,901    25,954        58,072    51,323
                                 36,161    31,506        65,487    58,922
Selling expense                  20,628    20,743        40,383    40,924
General and administrative
  expenses                        2,156     2,130         4,075     3,648
                                 22,784    22,873        44,458    44,572
Income from operations           13,377     8,633        21,029    14,350

Other income:
  Dividend income                   664       659         1,322     1,345
  Interest income                 1,971     1,694         3,813     3,138
  Other, net                        206       261           519       401
                                  2,841     2,614         5,654     4,884

Income before taxes              16,218    11,247        26,683    19,234

Income taxes                      6,436     4,413        10,673     7,741

Net income                      $ 9,782   $ 6,834      $ 16,010  $ 11,493

Net income per share             $5.08     $3.55         $8.31     $5.97


The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             December 31,       June 30,
                                                1997              1997
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 17,183          $ 34,174
  Short term investments                      104,447            77,791
  Accounts and notes receivable, net           22,024            18,401
  Inventories                                  35,707            35,176
  Income tax receivable                            97             2,216
  Deferred income taxes                         1,804             1,804
  Prepaid expenses and other                    1,520               784
    Total current assets                      182,782           170,346

Property, plant and equipment, net             30,841            32,526
Notes receivable                                2,977             2,977
Long term investments, net                     57,394            51,341
Other assets                                   18,623            18,035
Deferred taxes                                  1,465             1,624
    Total assets                             $294,082          $276,849

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  7,440          $  7,510
  Accrued payroll expenses                      4,462             4,247
  Other                                         7,347             4,623
    Total current liabilities                  19,249            16,380

Accrued postretirement benefits                15,065            14,347

Commitments and contingencies                       -                 -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           256,509           242,907
  Investment valuation allowance                  765               721
    Total shareholders' equity                259,768           246,122
    Total liabilities and
      shareholders' equity                   $294,082          $276,849

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the six months
                                                 ended December 31,

                                                1997              1996

Cash flows from operating
 activities:
  Net Income                                 $ 16,010          $ 11,493

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 2,679             2,858
   Other                                          (35)              (60)
   Net loss on investments                       (279)             (128)
   Change in assets and
    liabilities:
     Accounts and notes
       receivable                              (2,592)            1,177
     Inventories                                 (531)            1,867
     Income tax receivable                      2,119             1,000
     Prepaid expenses and other
       assets                                  (1,346)             (504)
     Accounts payable                             (69)            4,304
     Accrued payroll expenses
       and other liabilities                    2,938              (263)
     Other long term liabilities                  718               536
Total adjustments                            $  3,602          $ 10,787

Net cash provided by operating
 activities                                  $ 19,612          $ 22,280



The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the six months
                                                 ended December 31,

                                               1997              1996
Net cash provided by operating
   activities:                               $ 19,612           $22,280

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                              (1,026)            (2,527)
   Proceeds from sales of property,
    plant and equipment                            88                92
   Purchases of investments                  (187,662)         (195,863)
   Proceeds from sales of
    investments                               155,436           194,900
   Notes issued                                (1,052)                -
   Notes repaid                                    21                20

Net cash (used in) investing
 activities                                   (34,195)           (3,378)

Cash flows from financing
 activities:
   Dividends paid                              (2,408)           (2,312)

Net cash used in financing
 activities                                    (2,408)           (2,312)

Net (decrease) increase in cash
 and cash equivalents                         (16,991)           16,590

Cash and cash equivalents at
 beginning of year                             34,174            28,165

Cash and cash equivalents at
 end of quarter                               $17,183           $44,755

Supplemental disclosure of
 cash flow information:
  Income tax payments                         $ 5,830           $ 8,196



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

B.   Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $2,639,000 and $1,081,000 at December 31, 1997 and June 30, 1997, respectively.

(In thousands)                  Gross      Gross
                            Unrealized  Unrealized     Fair
December 31, 1997     Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 34,802     -         261       $ 35,063
  U.S. Government
    Obligations         69,548  (178)         14         69,384
                      $104,350  (178)        275       $104,447
Non-Current Assets
  U.S. Government
    Obligations       $ 13,139  (172)          -       $ 12,967
  Other debt             1,695   (43)          -          1,652
  Preferred stocks      35,537   (29)      4,181         39,689
  Liquid asset fund
    and other            3,373  (316)         29          3,086
                      $ 53,744  (560)      4,210       $ 57,394

(In thousands)                  Gross      Gross
                             Unrealized  Unrealized     Fair
June 30, 1997         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 14,814     -         129       $ 14,943
  U.S. Government
    Obligations         63,059  (211)          -         62,848
                      $ 77,873  (211)        129       $ 77,791

Non-Current Assets
  U.S. Government
    Obligations       $ 10,453  (169)          -       $ 10,284
  Preferred stocks      36,816   (22)      2,574         39,368
  Liquid asset fund
    and other            1,689     -           -          1,689
                      $ 48,958  (191)      2,574       $ 51,341

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

(In thousands)                                 Fair Value

Maturities                               12/31/97     06/30/97
Within 1 year                            $104,447     $ 77,791
After 1 year through 5 years               14,619       10,284
                                         $119,066     $ 88,075

Gross realized gain from available for sale securities were $279,000 and $128,000 at December 31, 1997 and 1996, respectively.

C.   Inventories

(In thousands)                 Processed  Unprocessed    Total

December 31, 1997
Coffee                         $ 3,979    $ 8,984      $12,963
Allied products                 10,100      5,361       15,461
Coffee brewing equipment         2,404      4,879        7,283
                               $16,483    $19,224      $35,707
June 30, 1997
Coffee                         $ 3,564    $10,024      $13,588
Allied products                 10,551      3,794       14,345
Coffee brewing equipment         2,310      4,933        7,243
                               $16,425    $18,751      $35,176

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Higher green coffee costs and the resulting higher sales prices of roast coffee continue to effect Registrant's operating results. Improved gross profit in the most recent quarter signals a return to more normal profit margins during fiscal 1998. The Company makes every effort to provide competitive product pricing, and even with stable operating expenses it is not known whether such operating margins can be maintained.

Net sales for the second quarter of fiscal 1998 increased 11% to $64,062,000 from $57,460,000 in the same quarter of the prior fiscal year. Net sales for the first half of fiscal 1998 increased 12% to $123,559,000 from $110,245,000 in the first half of fiscal 1997. Gross profit in the second quarter increased 15% to $36,161,000 or 56% of sales, as compared to $31,506,000, or 55% of sales, in the same quarter of fiscal 1997. Gross profit for the first half of fiscal 1998 increased 11% to $65,487,000 from $58,922,000 during the same period of the prior fiscal year. Operating expenses decreased 1% to $22,784,000 in the second quarter of fiscal 1998 as compared to $22,873,000 in the second quarter of fiscal 1997. Operating expenses for the first half of fiscal 1998 decreased to $44,458,000 from $44,572,000 during the same period of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, CONTINUED

Income after taxes for the three months ended December 31, 1997, reached $9,782,000, or $5.08 per share, as compared to $6,228,000, or $3.23 per share, in the first quarter of fiscal 1998 and $6,834,000, or $3.55 per share, in the same quarter of fiscal 1997. Net income for the first half of fiscal 1998 reached $16,010,000, or $8.31 per share, as compared to $11,493,000, or $5.97 per share, in the first six months of fiscal 1997.

Quarterly Summary of Results
(In thousands)

                  12/31/96  03/31/97   06/30/97  09/30/97  12/31/97
Net sales          57,460    55,336     59,221    59,497    64,062
Gross profit       31,506    21,896     29,974    29,326    36,161
Operating income    8,633       (71)     2,510     7,652    13,377
Net income          6,834     1,595      3,602     6,228     9,782


(As a percentage of sales)

                  12/31/96  03/31/97   06/30/97  09/30/97  12/31/97
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        54.83     39.57      45.55     49.29     56.45
Operating income    15.02      (.13)      4.24     12.86     20.88
Net income          11.89      2.88       6.08     10.47     10.05

(In dollars)

                  12/31/96  03/31/97  06/30/97   09/30/97  12/31/97
EPS                  3.55       .83      1.86       3.23      5.08


PART II  OTHER INFORMATION

Item 1.  Legal proceedings.                           not applicable.

Item 2.  Changes in securities.                                 none.

Item 3.  Defaults upon senior securities.                       none.

Item 4.  Submission of matters to a vote of
         security holders.

         The Annual Meeting of Shareholders of Farmer Bros. Co. was held on December 2, 1997. Holders of the Company's common stock were entitled to one vote per share of common stock held.

         Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors:
         Roy F. Farmer, Roy E. Farmer, Catherine E. Crowe, Lewis A. Coffman, Guenter W. Berger and John M. Anglin. There were 1,677,818 shares for election and 11,000 shares against.

         The proposal to appoint Ernst & Young LLP as the independent accountants for the Company for the year ended June 30, 1998 was approved with 1,688,379 shares in favor of the resolution, 211 shares against and 228 shares abstaining.

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

Date:  February 11, 1998           FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons
                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer