Form 10-Q
period 1998-03-31
FARMER BROTHERS CO
filed 1998-05-14
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended March 31, 1998

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

Number of shares of Common Stock outstanding: 1,926,414 as of March 31, 1998.

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

                                  1998      1997         1998      1997

Net sales                       $58,951   $55,336      $182,510  $165,581
Cost of goods sold               26,702    33,440        84,774    84,763
                                 32,249    21,896        97,736    80,818
Selling expense                  20,264    20,114        60,647    61,038
General and administrative
  expenses                        1,918     1,853         5,993     5,501
                                 22,182    21,967        66,640    66,539
Income from operations           10,067       (71)       31,096    14,279

Other income:
  Dividend income                   637       633         1,959     1,978
  Interest income                 2,066     1,685         5,879     4,823
  Other, net                        597       550         1,116       951
                                  3,300     2,868         8,954     7,752

Income before taxes              13,367     2,797        40,050    22,031

Income taxes                      5,347     1,202        16,020     8,943

Net income                      $ 8,020   $ 1,595      $ 24,030  $ 13,088

Net income per share             $4.16      $.83        $12.47     $6.79






The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             March 31,          June 30,
                                                1998              1997
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 11,040          $ 34,174
  Short term investments                      112,814            77,791
  Accounts and notes receivable, net           19,184            18,401
  Inventories                                  36,962            35,176
  Income tax receivable                            97             2,216
  Deferred income taxes                         1,804             1,804
  Prepaid expenses and other                    1,433               784
    Total current assets                      183,334           170,346

Property, plant and equipment, net             30,803            32,526
Notes receivable                                2,977             2,977
Long term investments, net                     59,774            51,341
Other assets                                   19,006            18,035
Deferred taxes                                  1,376             1,624
    Total assets                             $297,270          $276,849

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  4,830          $  7,510
  Accrued payroll expenses                      4,739             4,247
  Other                                         5,552             4,623
    Total current liabilities                  15,121            16,380

Accrued postretirement benefits                15,416            14,347

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           263,278           242,907
  Investment valuation allowance                  961               721
    Total shareholders' equity                266,733           246,122
    Total liabilities and
      shareholders' equity                   $297,270          $276,849




The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the nine months
                                                 ended March 31,

                                                1998              1997
Cash flows from operating
 activities:
  Net Income                                 $ 24,030          $ 13,088

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 3,634             3,370
   Other                                          (87)              (80)
   Net (gain) on investments                     (751)             (521)
   Change in assets and liabilities:
     Accounts and notes receivable                796              (935)
     Inventories                               (1,786)            1,709
     Income tax receivable                      2,119             1,000
     Prepaid expenses and other assets         (1,661)           (3,573)
     Accounts payable                          (2,679)            7,590
     Accrued payroll expenses
       and other liabilities                    1,421              (188)
     Other long term liabilities                1,069               743
Total adjustments                               2,075             9,115

Net cash provided by operating
 activities                                  $ 26,105          $ 22,203







The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the nine months
                                                 ended March 31,

                                                1998              1997
Net cash provided by operating
   activities:                               $  26,105         $  22,203

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                               (1,935)           (3,299)
   Proceeds from sales of property,
    plant and equipment                            150               134
   Purchases of investments                   (329,455)         (303,503)
   Proceeds from sales of
    investments                                287,240           320,028
   Notes issued                                 (1,608)                -
   Notes repaid                                     29                30

Net cash (used in)provided by
 investing activities                          (45,579)           13,390

Cash flows from financing
 activities:
   Dividends paid                               (3,660)           (3,467)

Net cash used in financing
 activities                                     (3,660)           (3,467)

Net increase (decrease) in cash
 and cash equivalents                          (23,134)           32,126

Cash and cash equivalents at
 beginning of period                            34,174            28,165

Cash and cash equivalents at
 end of quarter                              $  11,040         $  60,291

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $  13,042         $  12,507


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

B.   Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $2,639,000 and $1,081,000 at March 31, 1998 and June 30, 1997, respectively.

(In thousands)                  Gross      Gross
Unrealized            Unrealized           Fair
March 31, 1998        Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 76,180               490       $ 76,670
  U.S. Government
    Obligations         36,187   (44)          1         36,144
                      $112,367   (44)        491       $112,814
Non-Current Assets
  U.S. Government
    Obligations       $ 14,445  (123)          1       $ 14,323
  Other debt             1,695   (51)          -          1,644
  Preferred stocks      36,624   (66)      3,618         40,176
  Liquid asset fund
    and other            3,541     -          90          3,631
                      $ 56,305  (240)      3,709       $ 59,774

(In thousands)                  Gross      Gross
Unrealized            Unrealized           Fair
June 30, 1997         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $14,814      -         129       $14,943
  U.S. Government
    Obligations        63,059   (211)          -        62,848
                      $77,873   (211)        129       $77,791

Non-Current Assets
  U.S. Government
    Obligations       $10,453   (169)          -       $10,284
  Preferred stocks     36,816    (22)      2,574        39,368
  Liquid asset fund
    and other           1,689      -           -         1,689
                      $48,958   (191)      2,574       $51,341

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:
                                                 Fair Value
Maturities                                   03/31/98    06/30/97
(In thousands)
Within 1 year                                $112,814    $ 77,791
After 1 year through 5 years                   15,967      10,284
                                             $128,781    $ 88,075

Gross realized gain from available for sale securities were $751,000 and $521,000 at March 31, 1998 and 1997, respectively.

C.   Inventories
(In thousands)                 Processed    Unprocessed  Total

March 31, 1998
Coffee                          $ 3,926      $ 9,114    $13,040
Allied products                  11,012        5,650     16,662
Coffee brewing equipment          2,378        4,882      7,260
                                $17,316      $19,646    $36,962
June 30, 1997
Coffee                          $ 3,564      $10,024    $13,588
Allied products                  10,551        3,794     14,345
Coffee brewing equipment          2,310        4,933      7,243
                                $16,425      $18,751    $35,176

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Green coffee continues its volatile price fluctuaions. During the third quarter of fiscal 1997 the cost of green coffee increased by more than 60%. During the same quarter of fiscal 1998, the cost of green coffee declined about 11%. Higher roast coffee prices and improved profit margins in the most recent quarter, and indeed for fiscal 1998, should be considered together with price action of fiscal 1997. When green coffee costs rise, Registrant is often unable to maintain profit margins even with higher sales prices of roast coffee. A declining market for green cofee allows return of margins to more normal levels. There is no assurance, however that current margins can be maintained. Competitive forces tend to make price competition a reality and the frost season in coffee growing areas in Brazil begins near the end of May and continues through July, introducing additional volatility into green coffee prices.

Net sales for the third quarter of fiscal 1998 increased 6.5% to $58,951,000 from $55,336,000 in the same quarter in the prior fiscal year. Net sales for the first nine months of fiscal 1998 increased 10.2% to $182,510,000 from $165,581,000 in the same period of fiscal 1997. Gross profit in the third quarter increased 47.3% to $32,249,000 or 54.7% of sales, compared to $21,896,000 or 39.6% of sales in fiscal 1997. Operating expenses increased 1% to $22,182,000 in the third quarter as compared to $21,967,000 in the same period of the prior fiscal year. Income after taxes for the three months ended March 31, 1998, reached $8,020,000, or

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

$4.16 per share, as compared to $1,595,000 or $0.83 per share in the same quarter of fiscal 1997. Nine month income for fiscal 1998 reached $24,030,000 or $12.47 per share as compared to $13,088,000 or $6.79 per share in the same period of the prior year.

Quarterly Summary of Results
(in thousands of dollars)

                  03/31/97  06/30/97   09/30/97  12/31/97  03/31/98
Net sales          55,336    59,221     59,497    64,062    58,951
Gross profit       21,896    26,974     29,326    36,161    32,249
Operating income      (71)    2,510      7,652    13,377    10,067
Net income          1,595     3,602      6,228     9,782     8,020


(as a percentage of sales)

                  03/31/97  06/30/97   09/30/97  12/31/97  03/31/98
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        39.57     45.55      49.29     56.45     54.70
Operating income     (.13)     4.24      12.86     20.88     17.08
Net income           2.88      6.08      10.47     10.05     13.60

(in dollars)

                  03/31/97  06/30/97  09/30/97   12/31/97  03/31/98
EPS                   .83      1.86      3.23       5.08     4.16


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

(b)  Reports on Form 8-K                              not applicable.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1998                FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer