Form 10-K
period 1998-06-30
FARMER BROTHERS CO
filed 1998-09-29
CIK 34563

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1998

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

     Number of shares of Common Stock, $1.00 par value, outstanding as of August 3, 1998: 1,926,414 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $189 million.
                    Documents Incorporated by Reference

     Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the Registrant to be held on November 30, 1998 are incorporated by reference into Part III of this report. The Form 8-K/A dated and filed with the SEC on April 14, 1997 is incorporated by reference into Part II of this report.




                            PAGE 1 OF 30 PAGES

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

Green coffee prices continue to be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation (CCF), the Association of Coffee Producing Countries (ACPC) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices, largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations.

Trademarks & Patents: Registrant owns approximately 36 registered U.S. trademarks which are integral to customer identification of its products. It is not possible to assess the impact of the loss of such identification.

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

Competition: Registrant faces competition from many sources, including multi-national companies like Procter and Gamble, Nestle and Philip Morris, grocery distributors like Sysco and U.S. Food Service and regional roasters like Boyd Coffee Co., Lingle Bros. and Royal Cup. Registrant has some competitive advantages due to its longevity, strong regional roots and sales and service force. Registrant's customer base is price sensitive and the Company is often faced with price competition.

Working Capital:  Registrant finances its operations internally.
Management believes that working capital from internal sources will be adequate for the coming year.

Foreign Operations: Registrant has no material revenues that result from foreign operations. Coffee brewing equipment is sold through distributors in Canada and Japan and manufactured in Europe under license.

Other: On June 30, 1998, Registrant employed 1,132 employees; 454 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on the Company's financial condition or results of operations. The nature of Registrant's business does not provide for maintenance of or reliance upon a sales backlog.

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

                          1998                       1997
                High      Low    Dividend   High     Low    Dividend
1st Quarter  $154.00   $127.00    $0.60   $154.00  $135.00   $0.60
2nd Quarter   188.00    144.00     0.65    154.00   142.00    0.60
3rd Quarter   193.00    163.00     0.65    155.00   130 00    0.60
4th Quarter   239.00    191.00     0.65    135.00   125.00    0.60

There were 559 holders of record on July 17, 1998.

Item 6. Selected Financial Data
(In thousands, except per share data)
                                1998              1997          1996
Net sales                    $240,092         $224,802       $224,075
Income from operations         40,955           16,789         29,198
Net income                     33,400           16,690         23,363
Net income per share          $17.34            $8.66         $12.13
Total assets                 $307,012         $276,849       $260,890
Dividends declared
  per share                    $2.55            $2.40          $2.15
                                                1995             1994
Net sales                                     $234,662        $193,861
Income from operations                          25,235           9,488
Net income                                      19,517          10,330
Net income per share                           $10.13           $5.36
Total assets                                  $244,340        $219,903
Dividends declared
  per share                                     $2.00           $2.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Registrant continues to maintain a strong working capital position, and management believes cash requirements for the coming year will be provided by internal sources. Registrant has no major commitments for capital expenditures at this time.

 (In thousands except ratio data)

                           1998            1997              1996
Current assets           $194,828        $170,346          $167,059
Current liabilities        16,159          16,380            14,330
  Working capital        $178,669        $153,966          $152,729
  Quick ratio              9.46:1          7.96:1            8.51:1
Capital Expenditures     $  3,035        $  4,403          $  5,277

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

Fiscal 1998 was a year of mixed results. The restaurant industry in Registrant's service continues to exhibit weakness. California, in particular, has been slow to show growth. The aftermath of the 1994 frosts in the Brazil coffee growing areas and a perceived shortage of coffee beans perpetrated by the ACPC, ICO, and the Brazilian growers during fiscal 1997 have caused the green coffee market to make dramatic price swings. Coffee prices increased 250% from December, 1996 to the end of May, 1997. The market may have stabilized during fiscal 1998, and world green coffee prices have been pressured by a large 1998 Brazilian coffee crop.

Higher green coffee costs result in higher prices of roast coffee that result in lower sales volume. During 1998 green coffee costs have declined, and competitive pressures continue to force decreases in the selling price of roast coffee. Although profit margins are more in line with historic results, competition from non-coffee beverages, both hot and cold, have reduced market share. As a result, the Company has worked hard to maintain and improve its distribution system, has added and experimented with new allied products and tried to restrain operating costs, with special attention toward making its operations more efficient.

Net sales reached $240,092,000 in 1998 as compared to $224,802,000 in 1997, and $224,075,000 in 1996.  Gross profit increased to $132,124,000 in 1998, or 55% of sales, compared to $107,792,000 in 1997, or 48% of sales, and $118,811,000 in 1996, or 53% of sales.

Operating expenses, composed of selling and general and administrative expenses have remained comparatively stable, increasing to $91,169,000 in 1998 from $91,003,000 in 1997 and $89,613,000 in 1996. Other income, increased 13% to $11,882,000 in 1998 as compared to $10,521,000 in 1997, and $9,691,000 in 1996 primarily the result of more funds invested.

Income before taxes increased to $52,837,000 or 22% of sales in 1998, as compared to $27,310,000 or 12% of sales in 1997 and $38,889,000 or 17% of sales in 1996. Net income for fiscal year 1998 reached $33,400,000, or $17.34 per share, as compared to $16,690,000, or $8.66 per share, in 1997 and $23,363,000, or $12.13 per share, in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued
                                      1998         1997        1996
Net income per share                 $17.34      $8.66        $12.13

Percentage change:
                                             1998 to 1997   1997 to 1996
Net sales                                         6.8%          0.3%
Cost of goods sold                               (7.7)%        ll.2%
Gross profit                                     22.6%         (9.3)%
Operating expenses                                0.2%          1.6%
Income from operations                          143.9%        (42.5)%
Provision for income taxes                       83.0%        (31.6)%
Net income                                      100.1%        (28.6)%

Change in Earnings Per Share

A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:
                                Per Share Earnings       Per Share Earnings
                                   1998 vs. 1997           1997 vs. 1996
Coffee:  Prices                      $10.80                    $2.49
         Volume                       (4.06)                   (3.75)
         Cost                          4.34                    (5.13)
         Gross Profit                 11.08                    (6.39)

Allied products: Gross Profit          1.56                     0.67
Operating expenses                    (0.09)                   (0.72)
Other income                           0.71                      .43
Provision for income taxes            (4.58)                    2.54
Net income                            $8.68                   $(3.47)

Price Risk
The Company's operations are significantly impacted by the world market for its primary product: coffee. Coffee is an agricultural product that is produced in many nations around the world. Although it is consumed in those nations, the largest coffee consuming nation is the United States, followed by the nations of Western Europe. Green coffee is traded domestically on the New York Coffee, Sugar & Cocoa Exchange (CSCE), and is one of the largest and most volatile commodity markets.

The most important aspect of the Company's operations is to secure a consistent supply of coffee. Some proportion of green coffee price fluctuations can be passed through to Registrant's customers, even if lagging the market changes; but maintaining a steady supply of green coffee is essential to keep inventory levels low and sufficient stock to meet customer needs. Registrant purchases all its coffee through established coffee brokers, many of which are large international firms, to help minimize the risk of default on coffee deliveries. The Company purchases much of its coffee on forward contracts, occasionally for delivery as long as six months in the future. Sometimes these contracts are fixed price contracts, regardless of the change in the price of green coffee between the contract and delivery dates. At other times these contracts are variable price contracts, that allow the delivered price of contracted coffee to reflect the market price of coffee at the delivery date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The Company occasionally uses futures contracts to hedge exposure to coffee price fluctuations. Gains on hedging transactions are deferred as an adjustment to the carrying value of the inventory. Losses on the hedging transactions are recognized in earnings currently and the Company's green coffee inventory is adjusted currently through its LIFO methodology. Futures contracts not designated as hedges, and terminations of contracts designated as hedges are marked to market and changes are recognized in current earnings. The Company had no open contracts at June 30, 1998, 1997 and 1996.

Year 2000 Issues
With the arrival of the year 2000, there exists a significant issue that directly impacts the ability of information systems and non-computing equipment to handle dates in their processing. Management continues to assess these issues, and has identified three major computer systems that are not year 2000 compliant. Efforts are underway to convert or replace these systems to new software and or new hardware. The cost of the conversion of these systems is not material and has been expensed as incurred. Registrant expect to be substantially completed during fiscal 1999. Production hardware, non-information technology systems and external agents have been assessed. Registrant continues to review the situation, but has no reason at this time to believe that any material impact will result.

Accounting Pronouncements
Recently issued accounting changes are described in Note A to the consolidated financial statements.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

Securities are recorded at fair value and unrealized gains or losses have been recorded as a separate component of shareholders equity. The Company maintains two distinct portfolios of securities, both portfolios are classified as available for sale.

The Company's portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, federal agency issues and treasury securities. As of June 30, 1998, over 98% of these funds were invested in instruments with maturities shorter than one year. The remaining balance matures during fiscal 2000. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 90 days and a 100 basis point move in the Fed Funds Rate would not have a material effect on Registrant's results of operations.

The Company is exposed to market value risk arising from changes in interest rates on its portfolio of preferred securities. The Company reviews the interest rate sensitivity of these securities and (a) enters into "short positions" in futures contracts on U.S. Treasury securities or
(b) holds put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, the Company attempts to manage the risk arising from changes

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk,
Continued

in the general level of interest rates. The Company does not transact in futures contracts or put options for speculative purposes.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 1998. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)

                          Market Value of                  Change in Market
                    Preferred    Futures and     Total     Value of Total
                    Securities   Options      Portfolio    Portfolio

-200 basis points   $47,430.3    $    0.0    $47,430.3     $ 4,653.3
      ("b.p.")
-100 b.p.            45,124.3         0.3     45,124.6       2,347.6
Unchanged            42,353.8       423.2     42,777.0             -
+100 b.p.            39,443.7     2,971.2     42,414.9        (362.1)
+200 b.p.            36,615.7     5,673.2     42,288.9        (488.1)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At June 30, 1998 the hedge consisted entirely of put options on the U.S. Treasury Bond futures contract.

Commodity Price Changes
The Company is exposed to commodity price risk arising from changes in the market price of coffee. Registrant tries to manage this risk by adjusting its inventory position. Commodity hedge instruments are sometimes used, depending on market conditions. As of June 30, 1998 there were no open hedge positions. See Items 1 and 7 for futher discussion of inventory and price risk.

Item 8.  Financial Statements and Supplementary Data


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Farmer Bros. Co. and Subsidiary

We have audited the accompanying consolidated balance sheet of Farmer Bros. Co. and Subsidiary (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, cash flows, and shareholders'
equity for the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                          Ernst & Young LLP



Long Beach, California
September 16, 1998

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Farmer Bros. Co. and Subsidiary


We have audited the consolidated statements of income, shareholders' equity and cash flows of Farmer Bros. Co. for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company's consolidated results of its operations and its cash flows for the year ended June 30, 1996 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.




Los Angeles, California
September 25, 1996

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                                                June 30,       June 30,
                                                  1998           1997

                                  ASSETS
Current assets:
   Cash and cash equivalents                    $  6,800       $  34,174
   Short term investments                        128,004           77,791
   Accounts and notes receivable, net             18,006           18,401
   Inventories                                    38,067           35,176
   Income tax receivable                             649            2,216
   Deferred income taxes                           2,776            1,804
   Prepaid expenses                                  526              784
      Total current assets                       194,828          170,346

Property, plant and equipment, net                30,551           32,526
Notes receivable                                   3,988            2,977
Long term investments                             55,801           51,341
Other assets                                      19,527           18,035
Deferred income taxes                              2,317            1,624

      Total assets                              $307,012         $276,849

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $  5,605       $  7,510
   Accrued payroll expenses                        4,876          4,247
   Other                                           5,678          4,623
      Total current liabilities                   16,159         16,380

Accrued postretirement benefits                   15,941         14,347

Commitments and contingencies                          -              -

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     and outstanding 1,926,414 shares              1,926          1,926
   Additional paid-in capital                        568            568
   Retained earnings                             271,395        242,907
   Investment valuation allowance                  1,023            721
      Total shareholders' equity                 274,912        246,122

      Total liabilities and
        shareholders' equity                    $307,012       $276,849

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share data)

                                       For the Years Ended June 30,

                                    1998           1997            1996

Net sales                       $240,092        $224,802       $224,075

Cost of goods sold               107,968         117,010        105,264
                                 132,124         107,792        118,811

Selling expense                   82,207          82,967         81,515
General and admini-
  strative expense                 8,962           8,036          8,098
                                  91,169          91,003         89,613
Income from operations            40,955          16,789         29,198

Other income:
  Dividend income                  2,591           2,662          2,549
  Interest income                  8,055           6,624          6,128
  Other, net                       1,236           1,235          1,014
                                  11,882          10,521          9,691

Income before taxes               52,837          27,310         38,889

Income taxes                      19,437          10,620         15,526

Net income                      $ 33,400        $ 16,690       $ 23,363

Net income per share              $17.34          $8.66          $12.13

Weighted Average
  Shares Outstanding           1,926,414      1,926,414        1,926,414
















The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                       For the years ended June 30,

                                  1998            1997           1996

Cash flows from operating
   activities:
   Net income                   $33,400         $16,690        $23,363

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Depreciation                   4,980           5,353          5,698
   Deferred income taxes         (1,912)            197            145
   Other                            (72)           (144)          (645)
   Net (gain) on
    investments                    (864)           (641)          (510)
   Change in assets and
    liabilities:
     Accounts and notes
      receivable                    965             466           (383)
     Inventories                 (2,891)          5,642         (4,057)
     Income tax receivable        1,567          (1,216)           265
     Prepaid expenses and
      other assets               (1,298)         (1,014)        (1,931)
     Accounts payable            (1,905)          2,875         (4,773)
     Accrued payroll
      expenses and other
      liabilities                 1,684            (825)           379
     Accrued postretirement
      benefits                    1,594           1,455          1,387
   Total adjustments              1,848          12,148         (4,425)

Net cash provided by operating
    activities                  $35,248         $28,838        $18,938













The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                     For the Years Ended June 30,

                                  1998            1997           1996

Net cash provided by operating
   activities:                  $ 35,248        $ 28,838       $ 18,938

Cash flows from investing
   activities:
   Purchases of property,
    plant and equipment           (3,035)         (4,403)        (5,277)
   Proceeds from sales of
    property, plant
    and equipment                    165             228            284
   Purchases of investments     (485,098)       (431,719)      (259,995)
   Proceeds from sales of
    investments                  431,839         418,869        269,955
   Notes issued                   (1,668)         (1,218)             -
   Notes repaid                       87              37             81
Net cash (used in) provided
    by investing activities      (57,710)        (18,206)         5,048

Cash flows from financing
   activities:
   Dividends paid                 (4,912)         (4,623)        (4,142)

Net cash used in financing
   activities                     (4,912)         (4,623)        (4,142)

Net (decrease) increase
   in cash and cash
   equivalents                   (27,374)          6,009         19,844

Cash and cash equivalents at
   beginning of year              34,174          28,165          8,321

Cash and cash equivalents at
   end of year                   $ 6,800        $ 34,174       $ 28,165









The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (Dollars in thousands, except per share data)

                                      For the Years Ended June 30,

                                  1998            1997           1996

Common stock                    $  1,926        $  1,926       $  1,926

Additional paid-in capital           568             568            568

Retained earnings:

   Beginning balance             242,907         230,840        211,619

   Net income for the year        33,400          16,690         23,363

   Dividends                      (4,912)         (4,623)        (4,142)

   Ending balance                271,395         242,907        230,840

Investment valuation allowance:

   Beginning balance                 721             334             (2)

   Adjustment                        302             387            336

   Ending balance                  1,023             721            334

Total shareholders' equity      $274,912        $246,122       $233,668

  Dividends declared per share    $2.55           $2.40          $2.15


















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

Investments
The Company's investments have been recorded at fair value and have been classified as "available for sale". Any unrealized gains or losses have been recorded as a separate component of shareholders' equity. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Inventories
Inventories are valued at the lower of cost or market. Costs of coffee and allied products are determined on the Last In, First Out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the First In, First Out (FIFO) basis.

In the normal course of business, the Company enters into commodity purchase agreements with suppliers and futures contracts to hedge exposure to inventory price fluctuations. Gains on the hedging transactions are deferred as an adjustment to the carrying amount of the inventory and are recognized in income at the time of the sale of inventory. Losses on the hedging transactions are recognized in earnings currently as the Company believes this appropriately reflects its LIFO methodology. Futures contracts not designated as hedges, and terminations of contracts designated as hedges, if any, are marked to market, and changes are recognized in earnings currently. No contracts were outstanding at June 30, 1998 or 1997.

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

Net Income Per Common Share
Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share", was adopted in fiscal year 1998 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board No. 15. The new standard requires dual presentation of net income per common share and net income per common share assuming dilution on the face of the income statement. Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive shares for any of the three fiscal years in the period ended June 30, 1998. The financial statements present basic net income per share.

Long-Lived Assets
In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its property, plant and equipment on an ongoing basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related long-lived assets.

Accounting Pronouncements
The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997; SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997; SFAS No. 132, "Employers Disclosures about Pension and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997; and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in all fiscal quarters of fiscal years beginning after June 15, 1999.

SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The changes in unrealized gains and losses from investments, reported through the investment valuation allowance in shareholders' equity, is the Company's only component of comprehensive income. The Company will adopt this standard in fiscal 1999.

SFAS No. 131 requires a public enterprise to report financial and descriptive information about its reportable operating segments based upon the way management organizes segments within the enterprise for making operating decisions and assessing performances. Adoption of this standard will not change the number of segments (one) nor require any material changes in disclsoure. The Company will adopt the standard in fiscal 1999.

SFAS No. 132 requires improved disclosures about pensions and other postretirement benefits and makes the required information easier to prepare and more understandable. The Statement addresses disclosure issues only and does not change the existing measurement or recognition provisions. The Company plans to adopt the standard in fiscal 1999.

SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company, nor has it determined when it will be adopted.

B. Investments
(In thousands)                  Gross      Gross
                              Unrealized Unrealized     Fair
June 30, 1998         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 95,838     -         594       $ 96,432
  U.S. Government
    Obligations         31,608    (36)         -         31,572
                      $127,446    (36)       594       $128,004
Non-Current Assets
  U.S. Government
    Obligations       $  9,725   (151)       -         $  9,574
  Municipal debt         1,695    (11)       -            1,684
  Preferred stocks      36,504    (52)     3,978         40,430
  Liquid asset fund
    and other            4,067      -         46          4,113
                      $ 51,991   (214)     4,024       $ 55,801

(In thousands)                  Gross      Gross
                             Unrealized  Unrealized     Fair
June 30, 1997         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 14,814      -        129       $ 14,943
  U.S. Government
    Obligations         63,059   (211)         -       $ 62,848
                      $ 77,873   (211)       129       $ 77,791
Non-Current Assets
  U.S. Government
    Obligations       $ 10,453   (169)         -       $ 10,284
  Preferred stocks      36,816    (23)     2,575         39,368
  Liquid asset fund
    and other            1,689      -          -          1,689
                      $ 48,958   (192)     2,575       $ 51,341

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

   Maturities                                       Fair Value
  (In thousands)                                 6/30/98  6/30/97
Within one year                                 $128,004  $ 77,791
After 1 year through 5 years                      11,258    10,284
                                                $139,262  $ 88,075

Gross realized gains and losses from available for sale securities were $2,072,000 and ($1,208,000) respectively in 1998, $2,271,000 and
($1,630,000) respectively in 1997 and gross realized gains and losses from available for sale securities were $1,907,000 and ($1,397,000) respectively in 1996.

The Company hedges interest rate risk in its portfolio of preferred stocks. A substantial portion of the preferred stock portfolio was hedged with put options on U.S. Treasury futures traded on a national exchange. Deferred losses at June 30, 1998 and 1997, associated with the hedge were $2,600,000 and $1,081,000, respectively. Such deferred gains and losses are recognized in other income as the related unrealized gains and losses in the preferred stock portfolio are realized.

C. Allowance for Doubtful Accounts and Notes Receivable

(In thousands)                 1998           1997         1996

Balance at beginning of year   $555           $555         $545
Additions                       413            429          683
Deductions                     (448)          (429)        (673)
Balance at end of year         $520           $555         $555

D. Inventories

June 30, 1998
(In thousands)               Processed    Unprocessed      Total

Coffee                         $ 4,119       $10,406     $14,525
Allied products                 12,025         5,079      17,104
Coffee brewing equipment         2,191         4,247       6,438
                               $18,335       $19,732     $38,067
June 30, 1997
(In thousands)               Processed    Unprocessed      Total

Coffee                         $ 3,564       $10,024     $13,588
Allied products                 10,551         3,794      14,345
Coffee brewing equipment         2,310         4,933       7,243
                               $16,425       $18,751     $35,176

Current cost of coffee and allied products inventories exceeds the LIFO cost by approximately $24,032,000, and $28,608,000 as of June 30, 1998 and 1997, respectively.

Decreases in the Company's green coffee inventories during fiscal 1997 resulted in a LIFO decrement which increased fiscal pre-tax income by $4,007,000.

E. Property, Plant and Equipment

(In thousands)                                 1998        1997
Buildings and facilities                     $30,355     $30,067
Machinery and equipment                       45,390      45,261
Office furniture and equipment                 6,407       6,030
                                              82,152      81,358
Accumulated depreciation                     (56,735)    (53,966)
Land                                           5,134       5,134
                                             $30,551     $32,526
                                    20

Maintenance and repairs charged to expense for the years ended June 30, 1998, 1997 and 1996 were $10,035,000, $11,015,000 and $11,608,000, respectively.

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

The net periodic pension benefit for 1998, 1997 and 1996 is comprised of the following:

    (In thousands)                     Farmer Bros. Co.     Brewmatic Co.
                                                       1998
    Service cost                               $ 1,321      $   22
    Interest cost                                2,671         140
    Actual return on assets                    (15,918)       (824)
    Net amortization and deferral               11,035         544
       Net periodic pension benefit            $  (891)     $ (118)

                                                       1997
    Service cost                               $ 1,300      $   21
    Interest cost                                2,479         133
    Actual return on assets                     (7,099)       (491)
    Net amortization and deferral                2,772         248
       Net periodic pension benefit            $  (548)     $  (89)

                                                       1996
    Service cost                               $ 1,200      $   19
    Interest cost                                2,310         131
    Actual return on assets                     (7,621)       (499)
    Net amortization and deferral                3,773         284
       Net periodic pension benefit            $  (338)     $  (65)

The funded status of the plans at June 30, 1998 was as follows:
(In thousands)                         Farmer Bros. Co.    Brewmatic Co.
Actuarial present value of benefit
   obligations:
   Vested                                      $ 39,123     $ 1,792
   Non-vested                                       256           -
     Accumulated benefit obligations             38,379       1,792
   Effect of projected salary increases           3,723         355
     Projected benefit obligations               43,102       2,147
Plan assets at fair value                       (68,586)     (4,014)
Plan assets at fair value in excess
     of projected benefit obligations           (25,484)     (1,867)
Unrecognized net asset at June 30, 1997           3,103         183
Unrecognized prior service cost                  (1,215)       (108)
Unrecognized net gain                            12,825         738
     Prepaid pension cost                      $(10,771)    $(1,054)
Assumptions for 1998:
     Discount rate for plan obligations           6.70%       6.70%
     Assumed long term return on assets           8.00%       8.00%
     Projected compensation increases for
       pay related plans                          2.50%          -

The funded status of the plans at June 30, 1997 was as follows:

(In thousands)                         Farmer Bros. Co.    Brewmatic Co.
Actuarial present value of benefit
   obligations:
   Vested                                      $31,544      $ 1,792
   Non-vested                                      184            -
     Accumulated benefit obligations            31,728        1,792
   Effect of projected salary increases          3,457           25
     Projected benefit obligations              35,185        1,817
Plan assets at fair value                      (54,536)      (3,262)
Plan assets at fair value in excess
     of projected benefit obligations          (19,351)      (1,445)
Unrecognized net asset at June 30, 1996          3,723          219
Unrecognized prior service cost                 (1,397)        (126)
Unrecognized net gain (loss)                     7,146          429
     Prepaid pension cost                      $(9,879)     $(  923)
Assumptions for 1997:
     Discount rate for plan obligations           7.75%       7.75%
     Assumed long term return on assets           8.00%       8.00%
     Projected compensation increases for
       pay related plans                          3.10%          -

The assets of each plan are primarily invested in publicly traded stocks and bonds, U.S. government securities and money market funds. The Farmer Bros. Co. Retirement Plan owned 28,565 shares of the Company's common stock at June 30, 1998 and 1997, with a fair value of approximately $6,827,000 and $3,828,000, respectively.

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $1,540,000, $1,679,000 and $1,699,000 for 1998,
1997 and 1996, respectively. The Company also has a defined contribution plan for eligible non-union employees. No Company contributions have been made nor are required to be made to this plan.

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retirees contributions are fixed at a current level. The plan is unfunded.

The Plan's accumulated postretirement benefit obligation ("APBO") is as follows:
                                                June 30,     June 30,
(In thousands)                                   1998         1997

     Retirees and dependents                    $ 6,419      $ 4,887
     Fully eligible active participants           4,745        4,774
     Other active plan participants               7,780        5,995
          Total APBO                            $18,944      $15,656

     Unrecognized net gain                          638        2,618
     Unrecognized prior service cost             (3,641)      (3,927)
          Accrued postretirement benefit cost   $15,941      $14,347

Net periodic postretirement benefit costs included the following components:
                                        For the years ended June 30,
(In thousands)                          1998       1997         1996

     Service cost                       $615        $512        $485
     Interest cost                     1,241       1,114       1,026
     Amortization of unrecognized
       net (gain)                                    (58)        (70)
     Unrecognized prior service cost     266         285         286
     Net periodic postretirement
      benefit cost                    $2,122      $1,853      $1,727

The assumptions used to determine the APBO and net periodic postretirement benefit costs are as follows:
                                        For the years ended June 30,
                                        1998       1997         1996
Discount rate, net periodic
   postretirement benefit cost          6.70%      7.75%        7.75%
Discount rate, APBO                     7.75%      7.75%        7.75%
Medical care cost trend rate            7.50%      9.00%        9.00%

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at June 30, 1998 was 6.7%. The annual assumed rate of increase in the per capita cost of covered medical benefits is 7.5% for the 1998-1999 fiscal year and is assumed to decrease gradually to 5.0% after five years and remain at that level thereafter. Covered dental costs were assumed to increase 6.0% for the 1998-1999 fiscal year and decrease gradually to 5.0% after five years and remain at that level thereafter.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation at June 30, 1997 was 7.75%. The annual assumed rate of increase in the capita cost of covered medical benefits is 8.0% for the 1997-1998 fiscal year and is assumed to decrease gradually to 5.5% after five years and remain at that level thereafter. Covered dental costs were assumed to increase 6.0% for the 1997-1998 fiscal year and decrease gradually to 5.5% after five years and remain at that level thereafter.

The health care cost trend rate assumption can have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of June 30, 1998 by $1,088,900 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the 1997-1998 fiscal year by $148,500.

G. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

(In thousands)                     1998       1997        1996

Current:  Federal                $17,128    $ 8,168     $12,621
          State                    4,221      2,255       2,760
                                  21,349     10,423      15,381

Deferred: Federal                 (1,543)       257         (48)
          State                     (369)       (60)        193
                                  (1,912)       197         145
                                 $19,437    $10,620     $15,526

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:


                                   1998       1997        1996

Statutory tax rate                 35.0%      35.0%       35.0%

(In thousands)
Income tax expense
 at statutory rate                $18,493     $9,559    $13,611
State income tax
 (net of federal tax benefit)       2,504      1,426      1,919
Dividend income exclusion            (639)      (661)      (622)
Other (net)                          (921)       296        618
                                  $19,437    $10,620    $15,526

Income taxes paid                 $19,231    $13,799    $14,820

The primary components of temporary differences which give rise to the Company's net deferred tax assets at June 30, 1998 and 1997 are as follows:

(In thousands)                          June 30,       June 30,
                                         1998           1997
Deferred tax assets:
  Postretirement benefits               $6,458         $5,726
  Accrued liabilities                    1,777          1,616
  State taxes                              796            474
  Unicap adjustment                        822            144
  Other                                  2,026          1,552
                                        11,879          9,512

Deferred tax liabilities:
  Pension assets                        (4,460)        (3,986)
  Tax depreciation over book            (1,579)        (1,598)
  Other                                   (747)          (500)
                                        (6,786)        (6,084)
   Net deferred tax assets              $5,093         $3,428

H. Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)                           1998           1997

Accrued workers'
  compensation liabilities              $3,561         $3,293
Dividends payable                        1,252          1,156
Other                                      865            174
                                        $5,678         $4,623

I. Commitments and Contingencies

The Company incurred rent expense of approximately $654,000, $658,000, and $682,000, for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, and is obligated under leases for branch warehouses with terms not exceeding five years. Certain leases contain renewal options.

Future minimum lease payments are as follows:

                             June 30,  (In thousands)
                               1999          $521
                               2000           324
                               2001           243
                               2002           101
                               2003            65

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

Concentration of Credit Risk: At June 30, 1998, financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and accounts receivable. Commercial paper investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 90 days. Other investments are in U.S. government securities. Investment in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are short-term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

J. Quarterly Financial Data (Unaudited)

                                           Quarter Ended
                       09/30/97      12/31/97     03/31/98     06/30/98
(In thousands except per share data)

Net sales              $59,497      $64,062        $58,951     $57,582
Gross profit            29,326       36,161         32,249      34,388
Income from
  operations             7,652       13,377         10,067       9,859
Net income               6,228        9,782          8,020       9,370

(Per share)

Net income               $3.23        $5.08          $4.16       $4.86

                                           Quarter Ended
                        09/30/96     12/31/96      03/31/97    06/30/97
(In thousands except per share data)

Net sales              $52,785      $57,460        $55,336     $59,221
Gross profit            27,416       31,506         21,896      26,974
Income (loss) from
  operations             5,717        8,633            (71)      2,510
Net income               4,659        6,834          1,595       3,602

(Per share)

Net income               $2.42        $3.55          $0.83       $1.86

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Registrant incorporates by reference Form 8-K/A dated and filed with the SEC on April 14, 1997, which reported the engagement of Ernst & Young LLP as its new independent accountants.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders to be held on November 30, 1998 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

       Name           Age              Position

Roy F. Farmer         82     Chairman of Board of Directors since 1951.

Roy E. Farmer         46     President since 1993; various positions since
                             1976, son of Chairman of the Board,
                             R.F. Farmer.

Guenter W. Berger     61     Vice President of Production, Director
                             since 1980; various positions since 1960.

Kenneth R. Carson     58     Vice President of Sales since
                             1990; Sales Management since 1968.

David W. Uhley        57     Secretary since 1985; various positions
                             since 1968.

John E. Simmons       47     Treasurer since 1985; various positions
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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a) List of Financial Statements and Financial Statement Schedules
     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 1998 and 1997. Consolidated Statements of Income For the Years
              Ended June 30, 1998, 1997 and 1996.
         Consolidated Statements of Cash Flows
              For the Years Ended June 30, 1998, 1997 and 1996. Consolidated Statements of Shareholders' Equity
              For the Years Ended June 30, 1998, 1997 and 1996. Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedules:
         Financial Statement Schedules are omitted as they are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

     3.  Exhibits required by Item 601 of Regulation S-K.
         See item (c) below.
(b)  Reports on Form 8-K.
         Not applicable.
(c)  Exhibits required by Item 601 of Regulation S-K.

     Exhibits
     3.  Articles of incorporation and by-laws.
         Filed with the Form 10-K for the fiscal year ended June 30, 1986.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K., Continued

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

Farmer Bros. Co.



By:  Roy F. Farmer
(Roy F. Farmer, Chief Executive Officer and
Chairman of the Board of Directors)
Date:  September 25, 1998




By:  John E. Simmons
(John E. Simmons, Treasurer and
Chief Financial and Accounting Officer)
Date:  September 25, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Roy E. Farmer, President and Director
Date:  August 21, 1998



Guenter W. Berger, Vice President and Director
Date:  August 21, 1998



Lewis A. Coffman, Director
Date:  August 21, 1998



John M. Anglin, Director
Date:  August 21, 1998



Catherine E. Crowe, Director
Date:  August 21, 1998