Form 10-Q
period 1998-09-30
FARMER BROTHERS CO
filed 1998-11-13
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                   For Quarter Ended September 30, 1998
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

Number of shares of Common Stock outstanding:  1,926,414 as of September
30, 1998.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                               1998                1997

Net sales                                    $54,035            $59,497
Cost of goods sold                            22,920             30,171
                                              31,115             29,326
Selling expense                               19,914             19,755
General and administrative
  expenses                                     1,880              1,919
                                              21,794             21,674

Income from operations                         9,321              7,652

Other income:
  Dividend income                                605                658
  Interest income                              2,239              1,842
  Other, net                                     400                313
                                               3,244              2,813

Income before taxes                           12,565             10,465

Income taxes                                   5,026              4,237

Net income                                   $ 7,539            $ 6,228

Net income per common share                   $3.91               $3.23

Weighted average
  shares outstanding                       1,926,414          1,926,414











The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             September 30,      June 30,
                                                1998              1998
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 14,744          $  6,800
  Short term investments                      139,844           128,004
  Accounts and notes receivable, net           18,048            18,006
  Inventories                                  37,068            38,067
  Income tax receivable                           229               649
  Deferred income taxes                         2,776             2,776
  Prepaid expenses and other                      699               526
    Total current assets                      213,408           194,828

Property, plant and equipment, net             30,513            30,551
Notes receivable                                3,988             3,988
Long term investments, net                     45,466            55,801
Other assets                                   19,789            19,527
Deferred taxes                                  2,860             2,317
    Total assets                             $316,024          $307,012

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  4,608          $  5,605
  Accrued payroll expenses                      4,485             4,876
  Other                                        10,384             5,678
    Total current liabilities                  19,477            16,159

Accrued postretirement benefits                16,349            15,941

Commitments and contingencies                       -                 -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           277,586           271,395
  Accumulated other comprehensive income          118             1,023
    Total shareholders' equity                280,198           274,912
    Total liabilities and
      shareholders' equity                   $316,024          $307,012



The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                                1998              1997
Cash flows from operating
 activities:
  Net Income                                 $  7,539          $  6,228

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 1,403             1,347
   Deferred income taxes                          (23)              (24)
   Net (gain) on investments                     (285)             (167)
   Changes in assets and
     liabilities:
     Accounts and notes receivable                (51)              (74)
     Inventories                                  999               332
     Income tax receivable                        420             2,119
     Prepaid expenses and other assets           (455)             (382)
     Accounts payable                            (997)            1,609
     Accrued payroll expenses
       and other liabilities                    4,315             2,083
     Other long term liabilities                  408               356
Total adjustments                               5,734             7,199

Net cash provided by operating
 activities                                  $ 13,273          $ 13,427
















The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the three months
                                                 ended September 30,

                                                1998              1997
Net cash provided by operating
   activities:                               $  13,273         $  13,427

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                               (1,350)             (339)
   Proceeds from sales of property,
    plant and equipment                             28                72
   Purchases of investments                   (161,413)         ( 83,646)
   Proceeds from sales of
    investments                                158,745            61,073
   Notes issued                                     54                 -
   Notes repaid                                     63                10

Net cash used in
 investing activities                           (3,981)          (22,830)

Cash flows from financing
 activities:
   Dividends paid                               (1,348)           (1,156)

Net cash used in financing
 activities                                     (1,348)           (1,156)

Net increase (decrease) in cash
 and cash equivalents                            7,944           (10,559)

Cash and cash equivalents at
 beginning of period                             6,800            34,174

Cash and cash equivalents at
 end of quarter                              $  14,744         $  23,615

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $      54         $      29


The accompanying notes are an integral part of these financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
A.   Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is Management's opinion that all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows for the interim periods have been made.

B.   Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $3,314,000 and $2,600,000 at September 30 and June 30, 1998, respectively.

(In thousands)                  Gross      Gross
                              Unrealized Unrealized     Fair
September 30, 1998    Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 98,803       -        568      $ 99,371
  U.S. Government
    Obligations         40,473     (27)        27      $ 40,473
                      $139,276     (27)       595      $139,844
Non-Current Assets
  Municipal debt       $ 1,695     (26)         -       $ 1,669
  Preferred stocks      36,412    (251)     3,299        39,460
  Liquid asset fund
    and other            5,285  (1,000)        52         4,337
                       $43,392  (1,277)     3,351       $45,466

(In thousands)                  Gross      Gross
                             Unrealized  Unrealized     Fair
June 30, 1998         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 95,838      -         594      $ 96,432
  U.S. Government
    Obligations         31,608    (36)          -        31,572
                      $127,446    (36)        594      $128,004

Non-Current Assets
  U.S. Government
    Obligations       $  9,725   (151)          -      $  9,574
  Municipal debt         1,695    (11)          -         1,684
  Preferred stocks      36,504    (52)      3,978        40,430
  Liquid asset fund
    and other            4,067      -          46         4,113
                      $ 51,991   (214)      4,024      $ 55,801

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:
                                                     Fair Value
Maturities                                       09/30/98  06/30/98
(In thousands)
Within 1 year                                    $139,844  $128,004
After 1 year through 5 years                        1,669    11,258
                                                 $141,513  $139,262

Gross realized gains from available for sale securities were $830,000 and $255,000 at September 30, 1998 and 1997, respectively.

C.   Inventories
(In thousands)                 Processed  Unprocessed    Total

September 30, 1998
Coffee                          $ 3,244      $10,642    $13,886
Allied products                  12,223        4,348     16,571
Coffee brewing equipment          1,982        4,629      6,611
                                $17,449      $19,619    $37,068
June 30, 1998
Coffee                          $ 4,119      $10,406   $ 14,525
Allied products                  12,025        5,079     17,104
Coffee brewing equipment          2,191        4,247      6,438
                                $18,335      $19,732   $ 38,067
D.   Comprehensive Income
Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS 130) "Reporting Comprehensive Income". SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to shareholders.

                                             For the three months
(In thousands)                               ended September 30,

                                              1998           1997
Net income                                   $7,539         $6,228
Unrealized investment gains (losses), net      (905)           156
Total comprehensive income                   $6,634         $6,384

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Registrant's financial condition is substantially the same as at its most recent fiscal year end. The volatile market for green coffee always has an effect on operating results. The lower cost of green coffee in the current period has resulted in lower roast coffee prices. Gross profit margins in the current period have been consistent, but sales volume continues to decline. Registrant has been able to stabilize operating expenses.

Net sales for the first quarter of fiscal 1999 decreased 9% to $54,035,000 from $59,497,000 in the same quarter of fiscal 1998. Gross profit increased 6% during the first quarter of fiscal 1998 to $31,115,000 or 58% of sales, as compared to $29,326,000 or 49% of sales, in the same quarter of the prior fiscal year.

Operating expenses, composed of selling and general and administrative expenses, reached $21,794,000 in the most recent quarter, compared to $21,674,000 in the same quarter of fiscal 1998. Other income increased 15% to $3,244,000 in the first quarter of fiscal 1999 as compared to $2,813,000 in the same quarter of the prior fiscal year, primarily the result of higher interest income.

Income before taxes increased 20% to $12,565,000 or 23% of sales, in the first quarter of the 1999 fiscal year as compared to $10,465,000 or 18% of sales in the same quarter of fiscal 1998. Net income for the first quarter of fiscal 1999 increased 21% to $7,539,000 or $3.91 per common share, from $6,228,000 or $3.23 per common share, recorded in the first quarter of fiscal 1998.

Quarterly Summary of Results
(In thousands of dollars)

                  09/30/97  12/31/97   03/31/98  06/30/98  09/30/98
Net sales          59,497    64,062     58,951    57,582    54,035
Gross profit       29,326    36,161     32,249    34,388    31,115
Operating income    7,652    13,377     10,067     9,859     9,321
Net income          6,228     9,782      8,020     9,370     7,539

(As a percentage of sales)

                  09/30/97  12/31/97   03/31/98  06/30/98  09/30/98
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        49.29     56.45      54.70     59.72     57.58
Operating income    12.86     20.88      17.08     17.12     17.25
Net income          10.47     10.05      13.60     16.27     13.95

(In dollars)

                  09/30/97  12/31/97  03/31/98   06/30/98  09/30/98
EPS                  3.23      5.08      4.16       4.86      3.91


Year 2000 Issues
There have been no material changes from the fiscal year end.

Item 2a.  Market Risk Disclosures

Financial Markets
Securities are recorded at fair value and unrealized gains or losses have been recorded as a separate component of shareholders equity. The Company maintains two distinct portfolios of securities, both portfolios are classified as available for sale.

The Company's portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, federal agency issues and treasury securities. As of September 30, 1998, over 98% of these funds were invested in instruments with maturities shorter than one year. The remaining balance matures during fiscal 2000. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 90 days and a 100 basis point move in the Fed Funds Rate would not have a material effect on Registrant's results of operations.

The Company is exposed to market value risk arising from changes in interest rates on its portfolio of preferred securities. The Company reviews the interest rate sensitivity of these securities and (a) enters into "short positions" in futures contracts on U.S. Treasury securities or
(b) holds put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, the Company attempts to manage the risk arising from changes in the general level of interest rates. The Company does not transact in futures contracts or put options for speculative purposes.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 1998. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)
                          Market Value of                  Change in Market
                    Preferred    Futures and     Total     Value of Total
                    Securities   Options      Portfolio    Portfolio

-200 basis points   $47,617.7    $    0.0    $47,617.7     $ 4,534.5
      ("b.p.")
-100 b.p.            45,448.5         0.4     45,448.9       2,365.7
Unchanged            42,890.0       193.2     43,083.2             -
+100 b.p.            39,906.6     2,212.4     42,119.0        (964.2)
+200 b.p.            36,829.0     5,121.7     41,950.7      (1,132.5)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At September 30, 1998 and 1997 the hedge consisted entirely of put options on the U.S. Treasury Bond futures contract.

Commodity Price Changes
The Company is exposed to commodity price risk arising from changes in the market price of green coffee. Registrant prices its inventory on the LIFO basis. In the normal course of business, the Company enters into commodity purchase agreements with suppliers, and futures contracts to hedge exposure to inventory price fluctuations. The Company does not transact in futures contracts or put options for speculative purposes.

The following table demonstrates the impact of changes in the price of green coffee on inventory and hedge instruments at September 30, 1998. It assumes an immediate change in the price of green coffee, and the demonstrable relationship between the price of green coffee and the valuations of coffee index futures and put options and relevant commodity purchase agreements at September 30, 1998.

Commodity Risk Disclosure
(In thousands)
                              September 30, 1998
                              Market Value of           Change in
Coffee Cost    Coffee         Futures                   Market
  Change       Inventory      & Options        Total    Value

- 20%          $13,886        $  748         $14,634    $  554
unchanged       13,886           194          14,080         -
+ 20%           13,886          (360)         13,526      (554)

At September 30, 1998 the hedge consisted mainly of commodity futures and commodity purchase agreements with maturities shorter than three months.


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

Date:  November 13, 1998           FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer