Form 10-Q
period 1998-12-31
FARMER BROTHERS CO
filed 1999-02-12
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended December 31, 1998

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

Number of shares of Common Stock outstanding: 1,926,414 as of December 31, 1998.

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

                                  1998      1997         1998      1997

Net sales                       $58,408   $64,062      $112,443  $123,559
Cost of goods sold               26,313    27,901        49,233    58,072
                                 32,095    36,161        63,210    65,487
Selling expense                  19,836    20,628        39,750    40,383
General and administrative
  expenses                        1,914     2,156         3,794     4,075
                                 21,750    22,784        43,544    44,458
Income from operations           10,345    13,377        19,666    21,029

Other income (expense):
  Dividend income                   582       664         1,187     1,322
  Interest income                 2,290     1,971         4,529     3,813
  Other, net                        (42)      206           358       519
                                  2,830     2,841         6,074     5,654

Income before taxes              13,175    16,218        25,740    26,683

Income taxes                      5,270     6,436        10,296    10,673

Net income                      $ 7,905   $ 9,782      $ 15,444  $ 16,010

Net income per common share      $4.10     $5.08         $8.02     $8.31

Weighted average shares
  outstanding                   1,926,414              1,926,414













The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             December 31,       June 30,
                                                1998              1998
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $  8,823          $  6,800
  Short term investments                      149,116           128,004
  Accounts and notes receivable, net           20,320            18,006
  Inventories                                  35,619            38,067
  Income tax receivable                           196               649
  Deferred income taxes                         2,776             2,776
  Prepaid expenses and other                      580               526
    Total current assets                      217,430           194,828

Property, plant and equipment, net             30,344            30,551
Notes receivable                                3,988             3,988
Long term investments, net                     45,401            55,801
Other assets                                   20,385            19,527
Deferred taxes                                  3,354             2,317
    Total assets                             $320,902          $307,012

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  9,318          $  5,605
  Accrued payroll expenses                      3,631             4,876
  Other                                         5,107             5,678
    Total current liabilities                  18,056            16,159

Accrued postretirement benefits                16,828            15,941

Commitments and contingencies                       -                 -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    and outstanding 1,926,414 shares            1,926             1,926
  Additional paid-in capital                      568               568
  Retained earnings                           284,142           271,395
  Accumulated other comprehensive
    income (loss)                                (618)            1,023
    Total shareholders' equity                286,018           274,912
    Total liabilities and
      shareholders' equity                   $320,902          $307,012

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the six months
                                                 ended December 31,

                                                1998              1997

Cash flows from operating
 activities:
  Net Income                                 $ 15,444          $ 16,010

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 2,770             2,679
   Other                                          (55)              (35)
   Net loss on investments                       (158)             (279)
   Change in assets and
    liabilities:
     Accounts and notes
       receivable                              (2,349)           (2,592)
     Inventories                                2,448              (531)
     Income tax receivable                        453             2,119
     Prepaid expenses and other
       assets                                    (952)           (1,346)
     Accounts payable                           3,712               (69)
     Accrued payroll expenses
       and other liabilities                   (1,816)            2,938
     Other long term liabilities                  887               718
Total adjustments                            $  4,940          $  3,602

Net cash provided by operating
 activities                                  $ 20,384          $ 19,612












The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the six months
                                                 ended December 31,

                                               1998              1997
Net cash provided by operating
   activities:                               $ 20,384          $ 19,612

Cash flows from investing
   activities:
   Purchases of property, plant
    and equipment                              (2,528)           (1,026)
   Proceeds from sales of property,
    plant and equipment                            62                88
   Purchases of investments                  (325,859)         (187,662)
   Proceeds from sales of
    investments                               312,627           155,436
   Notes issued                                   (54)           (1,052)
   Notes repaid                                    88                21

Net cash used in investing
 activities                                   (15,664)          (34,195)

Cash flows from financing
 activities:
   Dividends paid                              (2,697)           (2,408)

Net cash used in financing
 activities                                    (2,697)           (2,408)

Net increase (decrease) in cash
 and cash equivalents                           2,023           (16,991)

Cash and cash equivalents at
 beginning of year                              6,800            34,174

Cash and cash equivalents at
 end of quarter                                $8,823           $17,183

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $ 10,504           $ 5,830



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

B.   Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $2,639,000 and $1,081,000 at December 31, 1998 and June 30, 1998, respectively.

(In thousands)                  Gross      Gross
                              Unrealized  Unrealized    Fair
December 31, 1998     Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 61,926    (9)          -       $ 61,917
  U.S. Government
    Obligations         87,214  ( 32)         17         87,199
                      $149,140  ( 41)         17       $149,116
Non-Current Assets
Municipal debt           1,695   (11)          -          1,684
  Preferred stocks      36,713  (524)      2,917         39,106
  Liquid asset fund
    and other            4,821  (273)         63          4,611
                      $ 43,229  (808)      2,980       $ 45,401

(In thousands)                  Gross      Gross
                             Unrealized  Unrealized     Fair
June 30, 1998         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 95,838     -         594       $ 96,432
  U.S. Government
    Obligations         31,608   (36)          -         31,572
                      $127,446   (36)        594       $128,004
Non-Current Assets
  U.S. Government
    Obligations       $  9,725  (151)          -       $  9,574
  Municipal debt         1,695   (11)          -          1,684
  Preferred stocks      36,504   (52)      3,978         40,430
  Liquid asset fund
    and other            4,067     -          46          4,113
                      $ 51,991  (214)      4,024       $ 55,801

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

(In thousands)                                 Fair Value

Maturities                               12/31/98     06/30/98
Within 1 year                            $149,116     $128,004
After 1 year through 5 years                1,684       11,258
                                         $150,800     $139,262

Gross realized gains from available for sale securities were $979,000 and $535,000 at December 31, 1998 and 1997, respectively.

C.   Inventories

(In thousands)                 Processed  Unprocessed    Total

December 31, 1998
Coffee                         $ 3,672    $10,281      $13,953
Allied products                 11,480      3,927       15,407
Coffee brewing equipment         1,998      4,261        6,259
                               $17,150    $18,469      $35,619
June 30, 1998
Coffee                         $ 4,119    $10,406      $14,525
Allied products                 12,025      5,079       17,104
Coffee brewing equipment         2,191      4,247        6,438
                               $18,335    $19,732      $38,067

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

                             For the three months   For the six months
(In thousands)                ended December 31,     ended December 31,

                              1998        1997        1998       1997
Net income                   $7,905      $9,782     $15,444    $16,010
Unrealized investment
 gains (losses), net           (736)       (112)     (1,641)    (   45)

Total comprehensive income   $7,169      $9,670     $13,803    $16,055


                                   7
<paga>
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fluctuating green coffee costs continue to effect Registrant's operating results. Competitive roast coffee prices have pressured profit margins, even with lower green coffee costs. The Company makes every effort to provide competitive product pricing, and it is not known whether such operating margins can be maintained.

Net sales for the second quarter of fiscal 1999 decreased 9% to $58,408,000 from $64,062,000 in the same quarter of the prior fiscal year. Net sales for the first half of fiscal 1999 decreased 9% to $112,443,000 from $123,559,000 in the first half of fiscal 1998. Gross profit in the second quarter decreased 11% to $32,095,000 or 55% of sales, as compared to $36,161,000, or 56% of sales, in the same quarter of fiscal 1998. Gross profit for the first half of fiscal 1999 decreased 3% to $63,210,000 from $65,487,000 during the same period of the prior fiscal year. Operating expenses decreased 5% to $21,750,000 in the second quarter of fiscal 1999 as compared to $22,784,000 in the second quarter of fiscal 1998. Operating expenses for the first half of fiscal 1999 decreased 2% to $43,544,000 from $44,458,000 during the same period of fiscal 1998.

Income after taxes for the three months ended December 31, 1998, reached $7,905,000, or $4.10 per share, as compared to $7,539,000, or $3.91 per share, in the first quarter of fiscal 1999 and $9,782,000, or $5.08 per share, in the same quarter of fiscal 1998. Net income for the first half of fiscal 1999 reached $15,444,000, or $8.02 per share, as compared to $16,010,000, or $8.31 per share, in the first six months of fiscal 1998.

Quarterly Summary of Results
(In thousands)

                  12/31/97  03/31/98   06/30/98  09/30/98  12/31/98
Net sales          64,062    58,951     57,582    54,035    58,408
Gross profit       36,161    32,249     34,388    31,115    32,095
Operating income   13,377    10,067      9,859     9,321    10,345
Net income          9,782     8,020      9,370     7,539     7,905


(As a percentage of sales)

                  12/31/97  03/31/98   06/30/98  09/30/98  12/31/98
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        56.45     54.70      59.72     57.58     54.95
Operating income    20.88     17.08      17.12     17.25     17.71
Net income          10.05     13.60      16.27     13.95     13.53

(In dollars)

                  12/31/97  03/31/98  06/30/98   09/30/98  12/31/98
EPS                  5.08      4.16      4.86       3.91      4.10


Year 2000 Issues
There have been no material changes from the fiscal year end.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Financial Markets
Securities are recorded at fair value and unrealized gains or losses have been recorded as a separate component of shareholders equity. The Company maintains two distinct portfolios of securities, both portfolios are classified as available for sale.

The Company's portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, federal agency issues and treasury securities. As of December 31, 1998, over 93% of these funds were invested in instruments with maturities shorter than one year. The remaining balance matures during fiscal 2000. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 60 days and a 100 basis point move in the Fed Funds Rate would not have a material effect on Registrant's results of operations.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 1998. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)
                          Market Value of                  Change in Market
                    Preferred    Futures and     Total     Value of Total
                    Securities   Options      Portfolio    Portfolio

-200 basis points   $16,576.7    $(1,480.9)  $15,095.8      $2,437.2
      ("b.p.")
-100 b.p.            44,414.3       (667.4)   43,746.9       1,088.3
Unchanged            41,775.6        883.0    42,658.6           0.0
+100 b.p.            38,678.5      3,727.9    42,406.4        (252.2)
+200 b.p.            35,591.6      6,536.2    42,127.8        (530.8)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At December 31, 1998 and 1997 the hedge consisted entirely of put options on the U.S. Treasury Bond futures contract.

Item 3  Quantitative and Qualitative Disclosures about Market Risk
(CONTINUED)

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

The following table demonstrates the impact of changes in the price of green coffee on inventory and hedge instruments at December 31, 1998. It assumes an immediate change in the price of green coffee, and the demonstrable relationship between the price of green coffee and the valuations of coffee index futures and put options and relevant commodity purchase agreements at December 31, 1998, and does not take into account fluctuations of inventory levels and futures and options activity.

Commodity Risk Disclosure
(In thousands)
                              December 31, 1998
                              Market Value of                Change in
Coffee Cost    Coffee         Futures                        Market
  Change       Inventory      & Options         Total        Value

- 10%          $13,953,000    $  977,000     $14,930,000    $1,423,000
unchanged       13,953,000      (446,000)     13,507,000             -
+ 10%           13,953,000    (1,869,000)     12,084,000    (1,423,000)

At December 31, 1998 the hedge consisted of commodity futures and commodity purchase agreements.


PART II  OTHER INFORMATION

Item 1.  Legal proceedings.                           not applicable.

Item 2.  Changes in securities.                                 none.

Item 3.  Defaults upon senior securities.                       none.

Item 4.  Submission of matters to a vote of
         security holders.

         The Annual Meeting of Shareholders of Farmer Bros. Co. was held on November 30, 1998. Holders of the Company's common stock were entitled to one vote per share of common stock held.

         Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors:
         Roy F. Farmer, Roy E. Farmer, Catherine E. Crowe, Lewis A. Coffman, Guenter W. Berger and John M. Anglin. There were 1,750,960 shares for election and 10,150 shares against.

         The proposal to appoint Ernst & Young LLP as the independent accountants for the Company for the year ended June 30, 1999 was approved with 1,759,302 shares in favor of the resolution, 401 shares against and 1,415 shares abstaining.

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

Date:  February 12, 1999           FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons
                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer