Form 10-Q
period 1999-03-31
FARMER BROTHERS CO
filed 1999-05-17
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                     For Quarter Ended March 31, 1999

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

Number of shares of Common Stock outstanding: 1,854,793 as of March 31, 1999.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                For the three months For the nine months
                                ended March 31,      ended March 31,

                                1999       1998        1999        1998

Net sales                     $55,207    $58,951     $167,650    $182,510
Cost of goods sold             20,054     26,702       69,287      84,774
                               35,153     32,249       98,363      97,736
Selling expense                20,817     20,264       60,567      60,647
General and administrative
  expenses                      2,192      1,918        5,986       5,993
                               23,009     22,182       66,553      66,640
Income from operations         12,144     10,067       31,810      31,096

Other income:
  Dividend income                 605        637        1,792       1,959
  Interest income               2,153      2,066        6,682       5,879
  Other, net                      363        597          721       1,116
                                3,121      3,300        9,195       8,954

Income before taxes            15,265     13,367       41,005      40,050

Income taxes                    6,106      5,347       16,402      16,020

Net income                    $ 9,159    $ 8,020     $ 24,603    $ 24,030

Net income per common share    $4.83      $4.16       $12.84      $12.47

Weighted average shares
  outstanding                1,897,444   1,926,414   1,916,757   1,926,414













The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             March 31,          June 30,
                                                1999              1998
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $ 19,405          $  6,800
  Short term investments                      109,529           128,004
  Accounts and notes receivable, net           20,083            18,006
  Inventories                                  33,847            38,067
  Income tax receivable                           196               649
  Deferred income taxes                         2,776             2,776
  Prepaid expenses and other                    1,530               526
    Total current assets                      187,366           194,828

Property, plant and equipment, net             30,486            30,551
Notes receivable                                3,988             3,988
Long term investments, net                     71,720            55,801
Other assets                                   21,025            19,527
Deferred taxes                                  3,231             2,317
    Total assets                             $317,816          $307,012

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  6,750          $  5,605
  Accrued payroll expenses                      4,621             4,876
  Other                                         6,830             5,678
    Total current liabilities                  18,201            16,159

Accrued postretirement benefits                17,263            15,941

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares;
    issued 1,926,414 and
    outstanding 1,854,793 shares 1999
    and 1,926,414 in 1998                       1,855             1,926
  Additional paid-in capital                      547               568
  Retained earnings                           280,228           271,395
  Accumulated other comprehensive
    (loss) income                                (278)            1,023
    Total shareholders' equity                282,352           274,912
    Total liabilities and
      shareholders' equity                   $317,816          $307,012


The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the nine months
                                                 ended March 31,

                                                1999              1998
Cash flows from operating
 activities:
  Net income                                 $ 24,603          $ 24,030

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

   Depreciation                                 3,988             3,634
   Other                                          (89)              (87)
   Net loss on investments                       (398)             (751)
   Change in assets and liabilities:
     Accounts and notes receivable             (2,142)              796
     Inventories                                4,221            (1,786)
     Income tax receivable                        453             2,119
     Prepaid expenses and other assets         (2,564)           (1,661)
     Accounts payable                           1,144            (2,679)
     Accrued payroll expenses
       and other liabilities                      898             1,421
     Other long term liabilities                1,322             1,069
Total adjustments                               6,833             2,075

Net cash provided by operating
 activities                                  $ 31,436          $ 26,105

















The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the nine months
                                                 ended March 31,
                                                1999              1998
Net cash provided by operating
 activities:                                 $   31,436        $  26,105

Cash flows from investing
 activities:
   Purchases of property, plant
    and equipment                               (3,889)           (1,935)
   Proceeds from sales of property,
    plant and equipment                            118               150
   Purchases of investments                   (486,817)         (329,455)
   Proceeds from sales of
    investments                                487,556           287,240
   Notes issued                                    (54)           (1,608)
   Notes repaid                                    117                29

Net cash used in
 investing activities                           (2,969)          (45,579)

Cash flows from financing
 activities:
   Dividends paid                               (4,045)           (3,660)
   Purchase of common stock                    (11,817)                -

Net cash used in financing
 activities                                     15,862            (3,660)

Net increase (decrease) in cash
 and cash equivalents                           12,605           (23,134)

Cash and cash equivalents at
 beginning of period                             6,800            34,174

Cash and cash equivalents at
 end of quarter                              $  19,405         $  11,040

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $  14,991         $  13,042

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

B.   Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $2,039,000 and $1,081,000 at March 31, 1999 and June 30, 1998, respectively.

(In thousands)                  Gross      Gross
                              Unrealized Unrealized    Fair
March 31, 1999        Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 34,567    (1)          -       $ 34,566
  U.S. Government
    Obligations         74,974   (23)         12         74,963
                      $109,541   (24)         12       $109,529
Non-Current Assets
  U.S. Government
    Obligations       $ 25,000  (367)          -         24,633
  Municipal debt         1,695   (27)          -          1,668
  Preferred stocks      35,537  (321)      2,565         37,781
  Corporate bonds        5,075  (254)         10          4,831
  Liquid asset fund
    and other            2,491     -         316          2,807
                      $ 69,798  (969)      2,891       $ 71,720

(In thousands)                  Gross      Gross
                             Unrealized  Unrealized    Fair
June 30, 1998         Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 95,838     -         594       $ 96,432
  U.S. Government
    Obligations         31,608   (36)          -         31,572
                      $127,446   (36)        594       $128,004
Non-Current Assets
  U.S. Government
    Obligations       $  9,725  (151)          -        $ 9,574
  Municipal debt         1,695   (11)          -          1,684
  Preferred stocks      36,504   (52)      3,978         40,430
  Corporate bonds        1,878     -          46          1,924
  Liquid asset fund
    and other            2,189     -           -          2,189
                      $ 51,991  (214)      4,024       $ 55,801

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:
                                                 Fair Value
Maturities                                   03/31/99    06/30/98
(In thousands)
Within 1 year                                $109,529    $128,004
After 1 year through 5 years                   26,301      11,258
After 5 years through 10 years                      -           -
After 10 years                                  4,831       1,924
                                             $140,661    $141,186

Gross realized gains from available for sale securities were $1,881,000 and $1,788,000 at March 31, 1999 and 1998, respectively.

C.   Inventories

(In thousands)                 Processed    Unprocessed  Total

March 31, 1999
Coffee                          $ 3,950      $ 9,952    $13,902
Allied products                   9,430        4,124     13,554
Coffee brewing equipment          2,130        4,261      6,391
                                $15,510       18,337    $33,847
June 30, 1998
Coffee                          $ 4,119      $10,406    $14,525
Allied products                  12,025        5,079     17,104
Coffee brewing equipment          2,191        4,247      6,438
                                $18,335      $19,732    $38,067
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

                              For the three months     For the nine months
(In thousands)                ended March 31,          ended March 31,

                               1999      1998            1999      1998
Net income                    $9,159    $8,020         $24,603   $24,030
Unrealized investment
  gains (losses), net            340       196          (1,301)      241
Total comprehensive income    $9,499    $8,216         $23,302   $24,271

E.  Common Stock

On February 23, 1999, a subsidiary of the Company purchased 71,621 shares of the Company's common stock. Upon consolidation, the shares are not considered issued and outstanding, and have been excluded in the weighted average shares outstanding calculation since the date of purchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Green coffee price fluctuations continue to have a pronounced effect on Registrant's operating results. The cost of green coffee declined during the third quarter, with a corresponding decrease in the selling price of roast coffee. It is not possible to predict the direction or duration of price fluctuations. Lower green coffee costs generally result in lower roast coffee prices, but unlike some industries, the price change is not immediate, nor is the elasticity of price changes the same in both up and down markets. Registrant cautions against using past history to predict future results; this is especially so as the Brazilian frost season (June September) approaches.

Net sales for the third quarter of fiscal 1999 decreased 6.4% to $55,207,000 from $58,951,000 in the same quarter in the prior fiscal year. Net sales for the first nine months of fiscal 1999 decreased 8.1% to $167,650,000 from $182,510,000 in the same period of fiscal 1998. Gross profit in the third quarter increased 9.0% to $35,153,000 or 63.7% of sales, compared to $32,249,000 or 54.7% of sales in fiscal 1998. Operating expenses increased 3.7% to $23,009,000 in the third quarter as compared to $22,182,000 in the same period of the prior fiscal year. Income after taxes for the three months ended March 31, 1999, reached $9,159,000, or $4.83 per share, as compared to $8,020,000 or $4.16 per share in the same quarter of fiscal 1998. Nine month income for fiscal 1999 increased 2.4% to $24,603,000 or $12.84 per share as compared to $24,030,000 or $12.47 per share in the same period of the prior year.

Quarterly Summary of Results
(In thousands)
                  03/31/98  06/30/98   09/30/98  12/31/98  03/31/99
Net sales          58,951    57,582     54,035    58,408    55,207
Gross profit       32,249    34,388     31,115    32,095    35,153
Operating income   10,067     9,859      9,321    10,345    12,144
Net income          8,020     9,370      7,539     7,905     9,159


(As a percentage of sales)
                  03/31/98  06/30/98   09/30/98  12/31/98  03/31/99
Net sales          100.00    100.00     100.00    100.00    100.00
Gross profit        54.70     59.72      57.58     54.95     63.67
Operating income    17.08     17.12      17.25     17.71     22.00
Net income          13.60     16.27      13.95     13.53     16.59

(In dollars)
                  03/31/98  06/30/98  09/30/98   12/31/98  03/31/99
EPS                  4.16      4.86      3.91       4.10      4.83

Year 2000 Issues
There have been no material changes from the fiscal year end. Conversion costs remain immaterial. System conversions are proceeding as anticipated. The effected systems are expected to be operational by year end.
Evaluation of conditions continues, but no unanticipated problems have yet arise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Financial Markets
Securities are recorded at fair value and unrealized gains or losses have been recorded as a separate component of shareholders equity. The Company maintains two distinct portfolios of securities, both portfolios are classified as available for sale.

The Company's portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, federal agency issues and treasury securities. As of March 31, 1999, over 80% of these funds were invested in instruments with maturities shorter than one year. The remaining balance matures in fiscal 2002. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 120 days and a 100 basis point move in the Fed Funds Rate would not have a material effect on Registrant's results of operations.

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

The following table demonstrates the impact of varying interest rate changes based on the holdings of preferred stock and securities, futures and options positions, and market yield and price relationships at March 31, 1999. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)
                      Market Value at March 31, 1999       Change in Market
                    Preferred    Futures and     Total     Value of Total
                    Securities   Options      Portfolio    Portfolio

-200 basis points   $48,367.0         $0.0   $48,367.0      $4,503.2
      ("b.p.")
-100 b.p.            45,658.2         30.7    45,688.9       1,825.1
Unchanged            42,612.6      1,489.5    44,102.1           0.0
+100 b.p.            38,973.2      4,707.5    43,680.6        (183.2)
+200 b.p.            35,738.7      7,881.8    43,620.6        (243.3)

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
(CONTINUED)


The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At March 31, 1999 the hedge consisted entirely of put options on the U.S. Treasury Bond futures contract.

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

The following table demonstrates the impact of changes in the price of green coffee on inventory and hedge instruments at March 31, 1999. It assumes an immediate change in the price of green coffee, and the demonstrable relationship between the price of green coffee and the valuations of coffee index futures and put options and relevant commodity purchase agreements at March 31, 1999, and does not take into account fluctuations of inventory levels and futures and options activity.

Commodity Risk Disclosure
(In thousands)
                              March 31, 1999
                              Market Value of                Change in
Coffee Cost    Coffee         Futures                        Market
  Change       Inventory      & Options         Total        Value

- 10%          $13,902,000    $   44,000     $13,946,000     $127,000
unchanged       13,902,000       (83,000)     13,819,000            -
+ 10%           13,902,000      (210,000)     13,692,000    ($127,000)

At March 31, 1999 the hedge consisted of commodity futures and commodity purchase agreements.


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

Date:  May 14, 1999                FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer