Form 10-K
period 1999-06-30
FARMER BROTHERS CO
filed 1999-09-28
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1999

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

Title of each class             Name on each exchange on which registered
Common stock, $1.00 par value                     OTC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]   NO [ ]

     Number of shares of Common Stock, $1.00 par value, outstanding as of August 2, 1999: 1,870,754 the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $184 million.

                    Documents Incorporated by Reference

     Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the Registrant to be held on November 29, 1999 are incorporated by reference into Part III of this report.









                            PAGE 1 OF 24 PAGES

PART I

Item 1. Business

General: Farmer Bros. Co. (the "Company" or "Registrant") was incorporated in California in 1923, and is in the business of roasting, packaging and distributing coffee and allied products to restaurants, hotels, hospitals, convenience stores and fast food outlets.

Raw Materials and Supplies: Registrant's primary raw material is green coffee. Roast coffee sales account for approximately 56% of revenues. Coffee purchasing, roasting and packaging takes place at Registrant's Torrance, California plant, which is also the distribution hub for its branches. Green coffee is purchased through domestic commodity brokers. Coffee is an agricultural commodity, and is subject to fluctuations of both price and supply. Registrant has not been confronted by shortages in the supply of green coffee. Green coffee is grown outside the United States and can be subject to volatile price fluctuations resulting from concerns about crop availability and related conditions, such as weather, political events and social instability, in coffee producing nations. Government actions and trade restrictions between our own and foreign governments can also influence prices.

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

Trademarks & Patents: Registrant owns approximately 38 registered U.S. trademarks which are integral to customer identification of its products. It is not possible to assess the impact of the loss of such identification.

Seasonality: Registrant experiences some seasonal influences. The winter months are the best sales months. Registrant's product line and geographic diversity provides some sales stability during the summertime decline in coffee consumption during the warmer months.

Distribution: Registrant's products are distributed by its selling divisions from 97 branches located in most large cities throughout the 29 western states. The diversity of the product line (over 300 products) and size of the geographic area served requires each branch to maintain a sizable inventory. Registrant operates its own trucking fleet to more effectively control the supply of these warehouses.

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

Other: On June 30, 1999, Registrant employed 1,127 employees; 448 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on the Company's financial condition or results of operations. The nature of Registrant's business does not provide for maintenance of or reliance upon a sales backlog.

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

                                 1999
1998
                 High       Low    Dividend    High         Low     Dividend
1st Quarter    $239.00    $174.88    $0.70    $154.00    $127.00     $0.60
2nd Quarter     228.00     180.00     0.70     188.00     144.00      0.65
3rd Quarter     225.00     164.88     0.70     193.00     163.00      0.65
4th Quarter     211.00     183.00     0.70     239.00     191.00      0.65

There were 541 holders of record on July 16, 1999.

Item 6. Selected Financial Data
(In thousands, except per share data)

                                  1999        1998         1997      1996        1995
Net sales                      $221,571    $240,092     $224,802   $224,075    $234,662
Income from operations           36,770      40,955       16,789     29,198      25,235
Net income                       28,865      33,400       16,690     23,363      19,517
Net income per share             $15.16      $17.34        $8.66     $12.13      $10.13
Total assets                   $324,836    $307,012     $276,849   $260,890    $244,340
Dividends declared per share      $2.80       $2.55        $2.40      $2.15       $2.00


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Registrant continues to maintain a strong working capital position, and management believes cash requirements for the coming year will be provided by internal sources. Registrant has no major commitments for capital expenditures at this time.

(In thousands except ratio data)

                         1999               1998               1997
Current assets         $181,549           $194,828           $170,346
Current liabilities      15,918             16,159             16,380
  Working capital      $165,631           $178,699           $153,966
  Quick ratio            9.09:1             9.46:1             7.96:1
Capital Expenditures   $  6,167           $  3,035           $  4,403

Results of Operations

The trends that have characterized the past several years continued in 1999: (1) a volatile market for green coffee, (2) a large Brazilian coffee harvest in 1998 coming to market during 1999, (3) lower sales volume, (4) lower roast coffee prices, (5) strong profit margins.

All raw materials have a degree of volatility, and the green coffee market is no exception. This market has seemed to be even more unsettled since the 1994 frosts in Brazil, so that perceived coffee shortages have resulted in green coffee cost fluctuations of more than 100% during the past several years. Price declines started during fiscal 1998 continued throughout 1999 when the record Brazilian harvest 1998 came to market. Lower costs of raw materials resulted in price pressure on finished goods, and Registrant's sales and cost of sales both declined. Sales volume also declined.

Net sales reached $221,571,000 in 1999 as compared to $240,092,000 in 1998, and $224,802,000 in 1997.  Gross profit decreased to $131,737,000 in 1999, or 59% of sales, compared to $132,124,000 in 1998, or 55% of sales, and $107,792,000 in 1997, or 48% of sales.

Operating expenses, composed of selling and general and administrative expenses have remained comparatively stable, increasing to $94,967,000 in 1999 from $91,169,000 in 1998 and $91,003,000 in 1997. Other income, decreased to $11,745,000 in 1999 as compared to $11,882,000 in 1998, and
$10,521,000 in 1997.

Income before taxes increased to $48,515,000 or 22% of sales in 1999, as compared to $52,837,000 or 22% of sales in 1998 and $27,310,000 or 12% of sales in 1997. Net income for fiscal year 1999 reached $28,865,000, or $15.16 per share, as compared to $33,400,000, or $17.34 per share, in 1998 and $16,690,000, or $8.66 per share, in 1997.

                                 1999           1998          1997
Net income per share            $15.16         $17.34        $8.66
Percentage change:
                                          1999 to 1998    1998 to 1997
Net sales                                       (7.7)%        6.8%
Cost of goods sold                             (16.8)%       (7.7)%
Gross profit                                    (0.3)%       22.6%
Operating expenses                               4.2%         0.2%
Income from operations                         (10.2)%      143.9%
Provision for income taxes                       1.1%        83.0%
Net income                                     (13.6)%      100.1%

Change in Earnings Per Share

A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:
                                      Per Share Earnings  Per Share Earnings
                                           1999 vs. 1998  1998 vs. 1997
Coffee:  Prices                                $(6.65)      $10.80
         Volume                                 (4.96)       (4.06)
         Cost                                    9.55         4.34
         Gross Profit                           (2.06)       11.08

Allied products: Gross Profit                    1.86         1.56
Operating expenses                              (2.00)       (0.09)
Other income                                    (0.07)        0.71
Provision for income taxes                      (0.11)       (4.58)
Change in weighted average shares outstanding    0.20         0.00
Net income                                     $(2.18)      $(8.68)

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

The Company occasionally uses futures contracts to hedge exposure to coffee price fluctuations. Gains on hedging transactions are deferred as an adjustment to the carrying value of the inventory. Losses on the hedging transactions are recognized in earnings currently and the Company's green coffee inventory is adjusted currently through its LIFO methodology. Futures contracts not designated as hedges, and terminations of contracts designated as hedges are marked to market and changes are recognized in current earnings. The Company had no open contracts at June 30, 1999, 1998 and 1997.

Year 2000 Issues
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computers with embedded chips or computer programs with date sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. Miscalculations and system failures could result in the temporary inability of a company to process transactions, invoices and other normal business operations.

State of Readiness & Costs
The Company evaluated its operations and found its non-information technology areas (manufacturing, packaging, trucking) have little exposure. Information systems are the primary source of Registrant's Year 2000 issues. Registrant has identified and resolved system deficiencies using a combination of reprogramming existing software, conversion to new systems and/or hardware, and eliminating certain systems. The Company does not believe its ability to operate its major accounting, billing and inventory control systems will be effected. The Company's costs of correcting its Year 2000 issues have been expensed as incurred and the amounts have not been material.

Registrant does business with many vendors. The Company is not aware of any external party with a Year 2000 issue that would materially impact Registrant's operating results. However, the Company has no means of ensuring that external agents are able to solve any Year 2000 issues without effecting Registrant, nor is there any way for Registrant to assess non-compliance by external parties.

Risks
The worst case that might occur to effect Registrant is likely to result from external parties far removed from Registrant. Utility deliveries, including gas (for the roasters), electricity, and telephone, could all have an effect on Registrant, depending on the length and timing of delivery failures. Registrant relies on raw materials that are agricultural products, primarily coffee, produced and shipped from around the world. It is not possible to determine whether green coffee processing (including milling and packaging) and shipping, including port operations, customs and ocean freight carriers will be able to make raw material deliveries without delay. Registrant maintains several weeks supply of green coffee, but it is not known whether such stocks will be needed. The costs of delayed or cancelled raw material shipments cannot be estimated at this time.

In general, disruptions in the domestic economy could also have a negative impact on Registrant's customers and their ability to use and pay for the Company's products. The amount of lost or delayed revenue cannot be reasonably estimated at this time.

Contingency Plans
There is no formal contingency plan at this time. The Company will maintain a sizable green coffee inventory, and determine whether additional steps (including manual procedures, staffing needs and adjusting branch inventory levels) should be taken as the key date approaches.

Accounting Pronouncements
Recently issued accounting changes are described in Note 1 to the consolidated financial statements.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

Securities are recorded at fair value and unrealized gains or losses have been recorded as a separate component of shareholders equity. The Company maintains two distinct portfolios of securities, both portfolios are classified as available for sale.

The Company's portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, federal agency issues and treasury securities. As of June 30, 1999, over 78% of these funds were invested in instruments with maturities shorter than one year. The remaining balance matures during fiscal 2001 and 2002. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 200 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,650,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 1999. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)
                                     Market Value of           Change in Market
                                 Preferred       Futures and    Total  Value of Total
                                 Securities      Options      Portfolio Portfolio
-200 basis points "(b.p.")       $50,688.3      $    0.0      $50,688.3 $ 5,527.8
-100 b.p.                         47,591.9          13.9       47,605.8   2,445.3
Unchanged                         44,034.8       1,125.7       45,160.5       0.0
+100 b.p.                         40,488.0       4,216.8       44,704.8    (455.7)
+200 b.p.                         37,204.9       7,340.6       44,545.5    (615.0)


The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options.

Commodity Price Changes
The Company is exposed to commodity price risk arising from changes in the market price of coffee. Registrant tries to manage this risk by adjusting its inventory position. Commodity hedge instruments are sometimes used, depending on market conditions. As of June 30, 1999 there were no open hedge positions. See Items 1 and 7 for futher discussion of inventory and price risk.

Item 8.  Financial Statements and Supplementary Data


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Farmer Bros. Co. and Subsidiary

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiary (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, cash flows, and shareholders' equity for the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                             Ernst & Young LLP



Long Beach, California
September 3, 1999

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share data)


                                                June 30,       June 30,
                                                  1999           1998

                                  ASSETS
Current assets:
   Cash and cash equivalents                    $  4,403       $  6,800
   Short term investments                        122,203        128,004
   Accounts and notes receivable, net             18,199         18,006
   Inventories                                    33,675         38,067
   Income tax receivable                             249            649
   Deferred income taxes                           2,391          2,776
   Prepaid expenses                                  429            526
      Total current assets                       181,549        194,828

Property, plant and equipment, net                31,543         30,551
Notes receivable                                   3,884          3,988
Long term investments                             81,760         55,801
Other assets                                      21,382         19,527
Deferred income taxes                              4,718          2,317
      Total assets                              $324,836       $307,012

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $  4,786       $  5,605
   Accrued payroll expenses                        5,388          4,876
   Other                                           5,744          5,678
      Total current liabilities                   15,918         16,159

Accrued postretirement benefits                   17,707         15,941
Other long term liabilities                        3,500              -
                                                  21,207         15,941

Commitments and contingencies                          -              -

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares;
     issued 1,924,414 and outstanding
     1,870,754 in 1999 and 1,926,414
     in 1998                                       1,871          1,926
   Additional paid-in capital                      3,164            568
   Retained earnings                             283,191        271,395
   Accumulated other comprehensive income           (515)         1,023
      Total shareholders' equity                 287,711        274,912
      Total liabilities and
          shareholders' equity                  $324,836       $307,012





The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except share data)

                                      For the Years Ended June 30,

                                    1999            1998           1997

Net sales                        $221,571        $240,092       $224,802

Cost of goods sold                 89,834         107,968        117,010
                                  131,737         132,124        107,792

Selling expense                    81,321          82,207         82,967
General and administrative expense 13,646          8,962           8,036
                                   94,967          91,169         91,003
Income from operations             36,770          40,955         16,789

Other income:
  Dividend income                   2,388           2,591          2,662
  Interest income                   8,870           8,055          6,624
  Other, net                          487           1,236          1,235
                                   11,745          11,882         10,521

Income before taxes                48,515          52,837         27,310

Income taxes                       19,650          19,437         10,620

Net income                       $ 28,865        $ 33,400       $ 16,690

Earnings per common share          $15.16          $17.34          $8.66

Weighted average shares
     outstanding                1,903,420       1,926,414      1,926,414























The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                               For the years ended June 30,

                                                 1999      1998        1997

Cash flows from operating activities:
   Net income                                  $28,865   $33,400    $16,690

Adjustments to reconcile net  income to net cash
  provided by operating activities:
     Depreciation                                5,202     4,980      5,353
     Deferred income taxes                        (993)   (1,912)       197
     Other                                        (195)      (72)     (144)
    Net (gain) loss on  investments                 13      (864)     (641)
    Change in assets and liabilities:
     Accounts and notes receivable                (177)      965        466
     Inventories                                 4,392    (2,891)     5,642
     Income tax receivable                         400     1,567     (1,216)
     Prepaid expenses and other assets          (1,841)   (1,298)    (1,014)
     Accounts payable                             (819)   (1,905)     2,875
     Accrued payroll
      expenses and other  liabilities              578     1,684       (825)
     Accrued postretirement benefits             1,766     1,594      1,455
     Other long term liabilities                 3,500         -          -
   Total adjustments                            11,826     1,848     12,148

Net cash provided by operating activities      $40,691   $35,248    $28,838

























The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                              For the Years Ended June 30,

                                                  1999      1998     1997

Net cash provided by operating activities:     $ 40,691  $ 35,248  $ 28,838

Cash flows from investing activities:
   Purchases of property,plant and equipment (6,167) (3,035) (4,403) Proceeds from sales of property,
      plant and equipment                           252       165       228
   Purchases of investments                    (577,336) (485,098) (431,719)
   Proceeds from sales of investments           554,603   431,839   418,869
   Notes issued                                     (54)   (1,668)   (1,218)
   Notes repaid                                     142        87        37
Net cash used in investing activities           (28,560)  (57,710)  (18,206)

Cash flows from financing activities:
   Dividends paid                                (5,344)   (4,912)   (4,623)
   Common stock repurchased                     (11,817)        -         -
   Common stock sold                              2,633         -         -

Net cash used in financing activities           (14,528)   (4,912)   (4,623)

Net (decrease) increase in
 cash and cash equivalents                       (2,397)  (27,374)    6,009

Cash and cash equivalents at beginning of year    6,800    34,174    28,165

Cash and cash equivalents at end of year       $  4,403  $  6,800  $ 34,174
























The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except share data)


                                       Additional              Other
                                  Common    Stock    Paid-In   Retained Comprensive
                                  Shares    Amount   Capital   Earnings   Income     Total
____________________________________________________________________________________________
Balance at June 30, 1996       1,926,414    $1,926    $568      $230,840   $334     $233,668
Comprehensive income
   Net income                                                     16,690              16,690
Change in unrealized gain on
   available for sale securities                                            387          387
Total comprehensive income                                                            17,077
Dividends                                                         (4,623)             (4,623)
Balance at June 30, 1997       1,926,414    $1,926    $568      $242,907   $721      246,122

Comprehensive income
   Net income                                                     33,400              33,400
   Change in unrealized gain on
      available for sale securities                                         302          302
Total comprehensive income                                                            33,702
Dividends                                                         (4,912)             (4,912)
Balance at June 30, 1998       1,926,414    $1,926    $568      $271,395 $1,023      274,912

Comprehensive income
     Net income                                                   28,865              28,865
     Other comprehensive income,
        net of taxes ($1,024)
      Change in unrealized gain
        on available for sale securities                                 (1,939)      (1,939)
      Reclassification adjustment
        for realized gain                                                   401          401
                                                                         (1,538)      (1,538)
Total comprehensive income                                                            27,327
Dividends                                                         (5,344)             (5,344)
Common stock repurchased         (71,621)      (71)    (21)      (11,725)            (11,817)
Common stock sold by subsidiary   15,961        16   2,617                             2,633
Balance at June 30, 1999       1,870,754    $1,871  $3,164      $283,191  $(515)    $287,711























The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Organization
The Company, which operates in one business segment, is in the business of roasting, packaging, and distributing coffee and allied products through direct sales to restaurants, hotels, hospitals, convenience stores and fast food outlets. Registrant's products are distributed by its selling divisions from 97 branches located in most large cities throughout the 29 western states.

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

Cash Equivalents
The Company considers all highly liquid investments with a maturity of 30 days or less when purchased to be cash equivalents.

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

In the normal course of business, the Company enters into commodity purchase agreements with suppliers and futures contracts to hedge exposure to inventory price fluctuations. Gains on the hedging transactions are deferred as an adjustment to the carrying amount of the inventory and are recognized in income at the time of the sale of inventory. Losses on the hedging transactions are recognized in earnings currently as the Company believes this appropriately reflects its LIFO methodology. Futures contracts not designated as hedges, and terminations of contracts designated as hedges, if any, are marked to market, and changes are recognized in earnings currently. No contracts were outstanding at June 30, 1999 or 1998.

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

Common Stock
Shares of the Company's common stock held by the Company's subsidiary (55,660 shares @ June, 30, 1999) are held primarily for purposes of benefit plans and are considered constructively retired for accounting purposes.


Earnings Per Common Share
Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company does not have any dilutive shares for any of the three fiscal years in the period ended June 30, 1999. Accordingly, the financial statements present only basic net income per share.

Long-Lived Assets
Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its property, plant and equipment on an ongoing basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related long-lived assets.

Accounting Pronouncements
The Financial Accounting Standards Board has issued SFAS No. 133, which requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company. The Company plans to adopt this standard in fiscal 2001.

Note 2 Investments
(In thousands)                        Gross       Gross
                                    Unrealized  Unrealized    Fair
June 30, 1999                   Cost    Loss      Gain        Value
Current Assets
  Commercial Paper            $ 11,895      -       $ 27    $ 11,922
  U.S. Government Obligations  110,368   $(126)       39     110,281
                              $122,263   $(126)     $ 66    $122,203
Non-Current Assets
  U.S. Government Obligations $ 35,015 $  (842)         -   $ 34,173
  Municipal debt                 1,695     ( 8)         -      1,687
  Preferred stocks              37,538    (548)    $2,049     39,039
  Corporate bonds                5,075    (461)         -      4,614
  Liquid asset fund and other    2,247       -          -      2,247
                              $ 81,570 $(1,859)   $ 2,049   $ 81,760

June 30, 1998
Current Assets
  Commercial Paper            $ 95,838      -       $ 594   $ 96,432
  U.S. Government Obligations   31,608   $ (36)         -     31,572
                              $127,446   $ (36)     $ 594   $128,004
Non-Current Assets
  U.S. Government Obligations $  9,725   $(151)         -   $  9,574
  Municipal debt                 1,695     (11)         -      1,684
  Preferred stocks              36,504     (52)    $3,978     40,430
  Liquid asset fund and other    4,067       -         46      4,113
                              $ 51,991   $(214)    $4,024   $ 55,801

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

   Maturities                                        Fair Value
  (In thousands)                                6/30/99     6/30/98
Within one year                                $122,203    $128,004
After 1 year through 5 years                     35,860      11,258
                                               $158,063    $139,262

Gross realized gains and losses from available for sale securities were $2,278,000 and ($2,291,000) respectively in 1999, $2,072,000 and
($1,208,000) respectively in 1998 and gross realized gains and losses from available for sale securities were $2,271,000 and ($1,630,000) respectively in 1997.

The Company hedges interest rate risk in its portfolio of preferred stocks. A substantial portion of the preferred stock portfolio was hedged with put options on U.S. Treasury futures traded on a national exchange. Deferred losses at June 30, 1999 and 1998, associated with the hedge were $923,000 and $2,600,000, respectively. Such deferred gains and losses are recognized in other income as the related unrealized gains and losses in the preferred stock portfolio are realized.

Note 3 Allowance for Doubtful Accounts and Notes Receivable

(In thousands)                       1999         1998        1997
Balance at beginning of year         $520         $555        $555
Additions                             205          413         429
Deductions                           (255)        (448)       (429)
Balance at end of year               $470         $520        $555

Note 4 Inventories

June 30, 1999
(In thousands)                   Processed    Unprocessed    Total
Coffee                             $ 3,619       $ 9,314    $12,933
Allied products                     11,078         3,424     14,502
Coffee brewing equipment             2,258         3,982      6,240
                                   $16,955       $16,720    $33,675

June 30, 1998
(In thousands)                   Processed   Unprocessed      Total
Coffee                             $ 4,119       $10,406    $14,525
Allied products                     12,025         5,079     17,104
Coffee brewing equipment             2,191         4,247      6,438
                                   $18,335       $19,732    $38,067

Current cost of coffee and allied products inventories exceeds the LIFO cost by approximately $13,915,000, and $24,032,000 as of June 30, 1999 and 1998, respectively.

Decreases in the Company's green coffee and allied product inventories during fiscal 1999 and 1997 resulted in LIFO decrements which had the effect of increasing income before taxes those years by $564,000 and $4,007,000, respectively.

Note 5 Property, Plant and Equipment

(In thousands)                                 1999        1998
Buildings and facilities                     $31,841     $30,355
Machinery and equipment                       46,247      45,390
Office furniture and equipment                 6,726       6,407
                                              84,814      82,152
Accumulated depreciation                     (58,574)    (56,735)
Land                                           5,303       5,134
                                             $31,543     $30,551

Maintenance and repairs charged to expense for the years ended June 30, 1999, 1998 and 1997 were $10,992,000, $10,035,000 and $11,015,000, respectively.

Note 6 Retirement Plans

The Company has a contributory defined benefit pension plan for all employees not covered under a collective bargaining agreement and a non-contributory defined benefit pension plan for certain hourly employees covered under a collective bargaining agreement. The Company's funding policy is to contribute annually at a rate that is intended to fund benefits as a level percentage of salary (non-bargaining) and as a level dollar cost per participant (bargaining) over the working lifetime of the plan participants. Benefit payments are determined under a final pay formula (non-bargaining) and flat benefit formula (bargaining).

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retirees contributions are fixed at a current level. The plan is unfunded.

                                            Defined            Accrued
(In thousands)                       Benefit Pensions  Postretirement Benefits
                                     1999        1998     1999       1998
Changes in benefit obligation
 Benefit obligation benefit at
    the beginning of the year       $45,249    $37,002  $18,944    $15,656
  Service cost                        1,662      1,343      745        615
  Interest cost                       3,000      2,811    1,246      1,241
  Plan Participants contributions       135        125       76         75
  Amendments                            411          -        -          -
  Actuarial gain                     (2,412)     6,050   (1,472)     1,960
  Benefits paid                      (2,301)    (2,082)    (586)      (603)
  Benefit obligation benefit at
    the end of the year             $45,744    $45,249  $18,953    $18,944

Changes in plan assets
Fair value in plan assets at
  the beginning of the year         $72,600     $57,798       -          -
  Actual return on plan assets        7,702      16,744       -          -
  Company contributions                  17          14  $   510   $   528
  Plan participants contributions       135         127       76        75
  Benefit paid                       (2,301)     (2,083)    (586)     (603)
  Fair value in plan assets at
    the end of the year             $78,153      72,600  $     -   $     -

Funded status of the Plan           $32,408     $27,351 $(18,953)  (18,944)
  Unrecognized net asset             (2,628)     (3,286)       -         -
  Unrecognized net gain             (17,415)    (13,563)   3,355      (638)
  Unrecognized prior service cost     1,494       1,323   (2,109)    3,641
  Prepaid benefit cost              $13,859     $11,825 $(17,707) $(15,941)

Weighted average assumptions as
  of December 31:
  Discount rate                        7.25%       6.70%    7.25%     6.70%
  Expected return on Plan assets       8.00%       8.00%       -         -
  Rate of compensation increase        3.00%       2.50%       -         -
  Initial medical rate trend                                7.00%     7.50%
  Ultimate medical trend rate                               5.00%     5.00%
  Number of years from initial to ultimate trend rate          4         5
  Initial dental/vision trend rate                          6.00%     6.00%
  Ultimate dental/vision trend rate                         5.00%     5.00%

                                        Defined                 Accrued
                                   Benefit Pensions    Postretirement Benefits
                              1999      1998     1997     1999    1998    1997
Components of net periodic
  benefit costs
Service cost                 $1,662    $1,343   $1,321    $745    $615    $512
Interest cost                 3,000     2,811    2,612   1,246   1,241   1,114
Expected return on
     Plan assets             (5,747)   (4,568)  (7,590)             -        -
Actuarial Gain                    -         -        -       -     (20)      -
Unrecognized net transition
     asset                     (658)     (657)    (657)      -       -       -
Unrecognized net gain          (514)     (141)       -       -       -     (58)
Unrecognized prior
     service cost               239       202      202     286      286    285
Benefit cost                ($2,018)  ($1,010) ($4,112) $2,277   $2,122 $1,853

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                1% Increase   1% Decrease

Effect on service and interest cost             $    127.7    $   (138.7)
Effect on postretirement benefit obligation     $  1,079.0    $ (1,161.5)


The Farmer Bros. Co. Retirement Plan owned 39,940 shares of the Company's common stock at June 30, 1999 and 28,565 shares of the Company's stock at June 30, 1998, with a fair value of approximately $7,988,000 and $6,827,000, respectively. The Brewmatic Company Retirement plan owned 2,400 shares of the Company's common stock at June 30, 1999 with a fair value of approximately $480,000.

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,196,000, $1,540,000 and $1,679,000 for 1999,
1998 and 1997, respectively. The Company also has a defined contribution plan for eligible non-union employees. No Company contributions have been made nor are required to be made to this plan.

Other long term liabilities represents deferred compensation payable to an officer of the Company.

Note 7 Income Taxes

The current and deferred components of the provision for income taxes consist of the following:
(In thousands)                       1999          1998              1997
Current:  Federal                                $16,937      $17,128   $ 8,168
          State                                    3,706        4,221     2,255
                                                  20,643       21,349    10,423

Deferred: Federal                                 (1,032)      (1,543)      257
          State                                       39         (369)      (60)
                                                    (993)      (1,912)      197
                                                 $19,650      $19,437   $10,620
A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:

                                         								  1999          1998      1997
Statutory tax rate                                 35.0%         35.0%     35.0%
(In thousands)
Income tax expense at statutory rate             $16,980      $18,493   $ 9,559
State income tax  (net of federal tax benefit)     2,434        2,504     1,426
Dividend income exclusion                           (595)        (639)     (661)
Other (net)                                          831         (921)      296
                                                 $19,650      $19,437   $10,620
Income taxes paid                                $20,850      $19,231   $13,799


The primary components of temporary differences which give rise to the Company's net deferred tax assets at June 30, 1999 and 1998 are as follows:

(In thousands)                          June 30,       June 30,
                                         1999           1998
Deferred tax assets:
  Postretirement benefits               $7,078         $6,458
  Accrued liabilities                    1,927          1,777
  State taxes                              860            796
  Other                                  3,801          2,269
                                        13,666         11,300
Deferred tax liabilities:
  Pension assets                        (5,214)        (4,460)
  Other                                 (1,343)        (1,747)
                                        (6,557)        (6,207)
Net deferred tax assets                 $7,109         $5,093

Note 8 Other Current Liabilities

Other current liabilities consist of the following:
(In thousands)                          1999             1998

Accrued workers'
  compensation liabilities              $3,921         $3,561
Dividends payable                        1,349          1,252
Other                                      474            865
                                        $5,744         $5,678

Note 9 Commitments and Contingencies

The Company incurred rent expense of approximately $691,000, $654,000, and $658,000, for the fiscal years ended June 30, 1999, 1998 and 1997, respectively, and is obligated under leases for branch warehouses. Certain leases contain renewal options.

Future minimum lease payments are as follows:

                                  June 30,  (In thousands)
                                    2000          $554
                                    2001           442
                                    2002           335
                                    2003           293
                                    2004           163
                                    thereafter       7
                                                $1,794

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

During 1999 the Company began construction of new warehouses in Carson City, Nevada, Kansas City, Missouri and Torrance, California. Commitments under construction contracts at June 30, 1999 totaled approximately $7,100,000.

Concentration of Credit Risk: At June 30, 1999, financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and accounts receivable. Commercial paper investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 90 days. Other investments are in U.S. government securities. Investment in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are short-term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Note 10 Quarterly Financial Data (Unaudited)
                                         Quarter Ended
                      09/30/98     12/31/98       03/31/99    06/30/99
(In thousands except per share data)
Net sales              $54,035      $58,408        $55,207     $53,921
Gross profit            31,115       32,095         35,153      33,374
Income from operations   9,321       10,345         12,144       4,960
Net income               7,539        7,905          9,159       4,262

Net income per share     $3.91        $4.10          $4.83       $2.29

                                             Quarter Ended
                       09/30/97     12/31/97      03/31/98    06/30/98
(In thousands except per share data)

Net sales               $59,497      $64,062       $58,951     $57,582
Gross profit             29,326       36,161        32,249      34,388
Income from operations    7,652       13,377        10,067       9,859
Net income                6,228        9,782         8,020       9,370

Net income per share      $3.23        $5.08          $4.16       $4.86

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders to be held on November 29, 1999 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 1999, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

       Name              Age                        Position

Roy F. Farmer            83     Chairman of Board of Directors since 1951.

Roy E. Farmer            47     President since 1993; various positions
                                since 1976, son of Chairman of the
                                Board, R.F. Farmer

Guenter W. Berger        62     Vice President of Production, Director
                                since 1980; various positions since 1960.

Kenneth R. Carson        59     Vice President of Sales since 1990; Sales
                                Management since 1968.

David W. Uhley           58     Secretary since 1985; various positions
                                since 1968.

John E. Simmons          48     Treasurer since 1985; various positions
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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) List of Financial Statements and Financial Statement Schedules
     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 1999 and 1998. Consolidated Statements of Income For the Years Ended
         June 30, 1999, 1998 and 1997.

         Consolidated Statements of Cash Flows  For the Years Ended June
     	     30, 1999, 1998 and 1997.
         Consolidated Statements of Shareholders' Equity  For the Years
           Ended June 30,1999, 1998 and 1997.
         Notes to Consolidated Financial Statements.
     2.  Financial Statement Schedules:
          Financial Statement Schedules are omitted as they are not applicable, or the required information is given in the consolidated financial statements or notes thereto.
     3. Exhibits required by Item 601 of Regulation S-K. See item (c) below.
         (b)  Reports on Form 8-K.
                 Not applicable.
         (c)  Exhibits required by Item 601 of Regulation S-K.
                 Not applicable.

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

(d)  Financial statements required by Regulation S-X  but excluded from the
annual report to shareholders by   Rule 14a - 3(b)
               None.
                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Farmer Bros. Co.



By:  Roy F. Farmer
(Roy F. Farmer, Chief Executive Officer and Chairman of the Board of
Directors)
Date:  September 28, 1999




By:  John E. Simmons
(John E. Simmons, Treasurer and Chief Financial and Accounting Officer)
Date:  September 28, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Roy E. Farmer, President and Director
Date:  August 26, 1999



Guenter W. Berger, Vice President and Director
Date:  August 26, 1999



Lewis A. Coffman, Director
Date:  August 26, 1999



John M. Anglin, Director
Date:  August 26, 1999