Form 10-Q
period 1999-09-30
FARMER BROTHERS CO
filed 1999-11-09
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                   For Quarter Ended September 30, 1999
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

Number of shares of Common Stock outstanding:  1,870,754 as of September
30, 1999.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                                1999               1998

Net sales                                      $53,068            $54,035
Cost of goods sold                              20,298            22,920
                                                32,770            31,115
Selling expense                                 19,930            19,914
General and administrative expenses              1,991             1,880
                                                21,921            21,794

Income from operations                          10,849             9,321

Other income:
  Dividend income                                  615               605
  Interest income                                2,270             2,239
  Other, net                                      (254)              400
                                                 2,631             3,244

Income before taxes                             13,480            12,565

Income taxes                                     5,392             5,026

Net income                                     $ 8,088           $ 7,539

Earnings per common share                       $4.32             $3.91

Weighted average shares outstanding          1,870,754          1,926,414

Dividends declared per share                    $0.75             $0.70










The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             September 30,      June 30,
                                                 1999             1999
                                  ASSETS
Current assets:
  Cash and cash equivalents                    $  2,681        $  4,403
  Short term investments                        114,490         122,203
  Accounts and notes receivable, net             17,801          18,199
  Inventories                                    34,830          33,675
  Income tax receivable                               -             249
  Deferred income taxes                           2,391           2,391
  Prepaid expenses                                  754             429
    Total current assets                        172,947         181,549

Property, plant and equipment, net               33,842          31,543
Notes receivable                                  3,884           3,884
Long term investments                            96,370          81,760
Other assets                                     21,905          21,382
Deferred income taxes                             4,981           4,718
    Total assets                               $333,929        $324,836

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  2,711        $  4,786
  Accrued payroll expenses                        4,526           5,388
  Other                                          11,057           5,744
    Total current liabilities                    18,294          15,918

Accrued postretirement benefits                  18,123          17,707
Other long term liabilities                       3,500           3,500
                                                 21,623          21,207

Commitments and contingencies                         -               -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares; issued
    issued 1,926,414 and outstanding
    1,870,754 in 1999                             1,871           1,871
  Additional paid-in capital                      3,164           3,164
  Retained earnings                             289,874         283,191
  Accumulated other comprehensive income           (897)           (515)
   Total shareholders' equity                   294,012         287,711
   Total liabilities and shareholders' equity  $333,929        $324,836

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                                1999              1998
Cash flows from operating activities:
   Net income                                $  8,088          $  7,539

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                               1,423             1,403
     Other                                        (37)              (23)
     Net loss (gain) on investments               364              (285)
   Changes in assets and liabilities:
     Accounts and notes receivable                359               (51)
     Inventories                               (1,155)              999
     Income tax receivable                        249               420
     Prepaid expenses and other assets           (866)             (455)
     Accounts payable                          (2,075)             (997)
     Accrued payroll expenses and other
        liabilities                             4,451             4,315
     Accrued postretirement benefits              416               408
Total adjustments                               3,129             5,734

Net cash provided by operating activities    $ 11,217          $ 13,273




















The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the three months
                                                 ended September 30,

                                                1999              1998

Net cash provided by operating activities:   $  11,217         $  13,273

Cash flows from investing activities:
   Purchases of property, plant and
     equipment                                  (3,717)           (1,350)
   Proceeds from sales of property, plant
    and equipment                                   52                28
   Purchases of investments                    (98,827)         (161,413)
   Proceeds from sales of investments           90,920           158,745
   Notes issued                                      -               (54)
   Notes repaid                                     39                63
Net cash used in investing activities          (11,533)           (3,981)

Cash flows from financing activities:
   Dividends paid                               (1,406)           (1,348)

Net cash used in financing activities           (1,406)           (1,348)

Net (decrease) increase in cash and cash
 equivalents                                    (1,722)            7,944

Cash and cash equivalents at beginning
 of year                                         4,403             6,800

Cash and cash equivalents at end of year     $   2,681         $  14,744

Supplemental disclosure of
 cash flow information:
  Income tax payments                        $      62         $      54









The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is management's opinion that all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of the Company and the results of operations and cash flows for the interim periods have been made.

Note 2.  Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred losses associated with the hedge are $568,000 and $923,000 at September 30 and June 30, 1999, respectively.

(In thousands)                    Gross      Gross
Unrealized            Unrealized             Fair
September 30, 1999      Cost       Loss      Gain        Value
Current Assets
  Commercial Paper    $  1,931        -         -      $  1,931
  U.S. Government
    Obligations        112,620      (72)       11       112,559
                      $114,551      (73)       11      $114,490
Non-Current Assets
  U.S. Government
    Obligations       $ 49,931     (734)        -      $ 49,197
  Municipal debt         1,695      (25)        -         1,670
  Preferred stocks      36,812     (989)    1,587        37,410
  Corporate Bonds        5,117     (649)        -         4,468
  Liquid asset fund
    and other            3,598        -        27         3,625
                      $ 97,153  ($2,397)    1,614      $ 96,370
(In thousands)                    Gross      Gross
Unrealized            Unrealized             Fair
June 30, 1999           Cost      Loss       Gain        Value
Current Assets
  Commercial Paper    $ 11,895      -          27      $ 11,922
  U.S. Government
    Obligations        110,368     (126)       39       110,281
                      $122,263     (126)       66      $122,203
Non-Current Assets
  U.S. Government
    Obligations       $ 35,015     (842)        -      $ 34,173
  Municipal debt         1,695       (8)    2,049         1,687
  Preferred stocks      37,538     (548)        -        39,039
  Corporate bonds        5,075     (461)        -         4,614
  Liquid asset fund
    and other            2,247        -         -         2,247
                      $ 81,570   (1,859)    2,049      $ 81,760

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:
                                                     Fair Value

Maturities                                       09/30/99  06/30/99
(In thousands)

Within 1 year                                    $114,490  $122,203
After 1 year through 5 years                       50,867    35,860
                                                 $165,357  $158,063

Gross realized gains and losses from available for sale securities were $234,000 and $830,000 at September 30, 1999 and 1998, respectively.

Note 3.  Inventories
(In thousands)                 Processed  Unprocessed    Total

September 30, 1999
Coffee                          $ 4,081      $ 9,127    $13,208
Allied products                   9,515        5,320     14,835
Coffee brewing equipment          1,926        4,861      6,787
                                $15,522      $19,308    $34,830

June 30, 1999
Coffee                          $ 3,619      $ 9,314   $ 12,933
Allied products                  11,078        3,424     14,502
Coffee brewing equipment          2,258        3,982      6,240
                                $16,955      $16,720   $ 33,675

Note 4.  Comprehensive Income

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


For the three months
(In thousands)                                    ended September 30,
                                                    1999      1998

Net income                                        $ 8,088   $ 7,539
Unrealized investment gains (losses), net            (382)     (905)
Total comprehensive income                        $ 7,706   $ 6,634

Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating trends discussed in the Form 10-K for fiscal 1999 have continued through the first quarter of fiscal 2000. Roast coffee prices and sales volume have decreased as compared to the same quarter of the prior fiscal year, but profit margins have improved. Green coffee prices recently spiked sharply upward on weather concerns in Brazilian coffee growing regions. It is too soon to know whether such concerns will be realized.

Net sales for the first quarter of fiscal 2000 decreased to $53,068,000 from $54,035,000 in the same quarter of fiscal 1999. Gross profit increased 5% during the first quarter of fiscal 1999 to $32,770,000 or 62% of sales, as compared to $31,115,000 or 58% of sales, in the same quarter of the prior fiscal year as a result of lower green coffee costs.

Operating expenses, composed of selling and general and administrative expenses, reached $21,921,000 in the most recent quarter, compared to $21,794,000 in the same quarter of fiscal 1999. Other income decreased 19% to $2,631,000 in the first quarter of fiscal 2000 as compared to $3,244,000 in the same quarter of the prior fiscal year, primarily because of net investment losses in the preferred stock portfolio.

Income before taxes increased 7% to $13,480,000 or 25% of sales, in the first quarter of the 2000 fiscal year as compared to $12,565,000 or 23% of sales in the same quarter of fiscal 1999. Net income for the first quarter of fiscal 2000 increased 7% to $8,088,000 or $4.32 per common share, from $7,539,000 or $3.91 per common share, recorded in the first quarter of fiscal 1999.

Quarterly Summary of Results
(In thousands of dollars)

                      09/30/98 12/31/98  03/31/99 06/30/99  09/30/99
Net sales              54,035   58,408    55,207   53,921    53,068
Gross profit           31,115   32,095    35,153   33,374    32,770
Operating income        9,321   10,345    12,144    4,960    10,849
Net income              7,539    7,905     9,159    4,262     8,088


(As a percentage of sales)

                      09/30/98 12/31/98  03/31/99 06/30/99  09/30/99
Net sales              100.00   100.00    100.00   100.00    100.00
Gross profit            57.58    54.95     63.67    61.89     61.75
Operating income        17.25    17.71     22.00     9.20     20.44
Net income              13.95    13.53     16.59     7.90     15.24

(In dollars)

                      09/30/98 12/31/98  03/31/99 06/30/99 09/30/99
Net income per share     3.91     4.10      4.83     2.29    4.32


Year 2000 Issues
There have been no material changes from the fiscal year end.

Market Risk Disclosures
Financial Markets

Securities are recorded at fair value and unrealized gains or losses have been recorded as a separate component of shareholders' equity. The Company maintains two distinct portfolios of securities, both portfolios are classified as available for sale.

The Company's portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, federal agency issues and treasury securities. As of September 30, 1999, over 65% of these funds were invested in instruments with maturities shorter than one year. The remaining balance matures during fiscal 2001 and 2002. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 250 days and a 100 basis point move in the Fed Funds Rate is illustrated in the following table.

Interest Rate Changes
(In thousands)
                                                         Change in Market
                 Market Value of September 30, 1999       Value of Fixed
                    Fixed Income Investments             Income Investments
-100 b.p.                  $170,511                           $1,673
unchanged                  $168,838                                -
+100 b.p.                  $167,165                          ($1,673)

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 1999. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)
                    Market Value of September 30, 1999     Change in Market
                    Preferred    Futures and     Total     Value of Total
                    Securities   Options      Portfolio    Portfolio
-200 basis points   $48,400.2    $    0.0    $48,400.2     $ 4,858.1
      ("b.p.")
-100 b.p.            45,432.0        36.8     45,468.8       1,926.7
Unchanged            42,005.6     1,536.5     43,542.1             -
+100 b.p.            38,614.2     4,736.4     43,350.6        (191.5)
+200 b.p.            35,498.1     8,034.0     43,532.1         (10.0)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At September 30, 1999 and 1998 the hedge consisted entirely of put options on the U.S. Treasury Bond futures contract.

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

The following table demonstrates the impact of changes in the price of green coffee on inventory and hedge instruments at September 30, 1999. It assumes an immediate change in the price of green coffee, and the demonstrable relationship between the price of green coffee and the valuations of coffee index futures and put options and relevant commodity purchase agreements at September 30, 1999.

Commodity Risk Disclosure
(In thousands)
                          Market Value of
                         September 30,1999                 Change in
Coffee Cost    Coffee         Futures                        Market
  Change       Inventory      & Options      Total           Value

- 10%          $13,208,000      ($1,000)     $13,207,000     $173,000
unchanged      $13,208,000    ($174,000)     $13,034,000            -
+ 10%          $13,208,000    ($347,000)     $12,861,000    ($123,000)

At September 30, 1999 the hedge consisted mainly of commodity futures with maturities shorter than three months.


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

Date:  November 15, 1999           FARMER BROS. CO.
                                   (Registrant)

                                   John E. Simmons

                                   John E. Simmons
                                   Treasurer and
                                   Chief Financial Officer