Form 10-Q
period 1999-12-31
FARMER BROTHERS CO
filed 2000-02-14
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding: 1,851,039 as of December 31, 1999.



                               PAGE 1 OF 11
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                For the three months   For the six months
                                ended December 31,     ended December 31,

                                  1999      1998         1999      1998

Net sales                       $56,303   $58,408      $109,371  $112,443
Cost of goods sold               23,400    26,313        43,698    49,233
                                 32,903    32,095        65,673    63,210
Selling expense                  20,230    19,836        40,160    39,750
General and administrative
  expenses                        2,214     1,914         4,205     3,794
                                 22,444    21,750        44,365    43,544
Income from operations           10,459    10,345        21,308    19,666

Other income (expense):
  Dividend income                   654       582         1,269     1,187
  Interest income                 2,384     2,290         4,654     4,529
  Other, net                        363       (42)          109       358
                                  3,401     2,830         6,032     6,074

Income before taxes              13,860    13,175        27,340    25,740

Income taxes                      5,544     5,270        10,936    10,296

Net income                      $ 8,316   $ 7,905      $ 16,404  $ 15,444

Earnings per common share        $4.45     $4.10         $8.77     $8.02

Weighted average shares
  outstanding                  1,870,134  1,926,414  1,870,444  1,926,414

Dividends declared per
  common share                   $0.75      $0.70       $1.50      $1.40








The accompanying notes are an integral part of these financial statements.
                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             December 31,       June 30,
                                                1999              1999
                                  ASSETS
Current assets:
  Cash and cash equivalents                  $  9,948          $  4,403
  Short term investments                       94,972           122,203
  Accounts and notes receivable, net           21,676            18,199
  Inventories                                  33,680            33,675
  Income tax receivable                             -               249
  Deferred income taxes                         2,391             2,391
  Prepaid expenses                                931               429
    Total current assets                      163,598           181,549

Property, plant and equipment, net             36,213            31,543
Notes receivable                                3,884             3,884
Long term investments, net                    105,806            81,760
Other assets                                   22,475            21,382
Deferred income taxes                           5,724             4,718
    Total assets                             $337,700          $324,836

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  7,096          $  4,786
  Accrued payroll expenses                      5,156             5,388
  Other                                         6,681             5,744
    Total current liabilities                  18,933            15,918

Accrued postretirement benefits                18,512            17,707
Other long term liabilities                     3,500             3,500
                                               22,012            21,207
Commitments and contingencies                       -                 -

Shareholders' equity:
  Common stock, $1.00 par value,
    authorized 3,000,000 shares;
    issued 1,926,414 and outstanding
    1,851,039 shares at December 31, 1999
    and 1,870,754 shares at June 30, 1999       1,851             1,871
  Additional paid-in capital                    3,131             3,164
  Retained earnings                           293,680           283,191
  Accumulated other comprehensive (loss)       (1,907)             (515)
    Total shareholders' equity                296,755           287,711
    Total liabilities and
      shareholders' equity                   $337,700          $324,836

The accompanying notes are an integral part of these financial statements.
                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the six months
                                                 ended December 31,

                                                1999              1998

Cash flows from operating activities:
  Net Income                                 $ 16,404          $ 15,444

Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation                                 2,872             2,770
   Other                                           43               (55)
   Net loss (gain) on investments                 182              (158)
   Changes in assets and liabilities:
     Accounts and notes receivable             (3,545)           (2,349)
     Inventories                                   (5)            2,448
     Income tax receivable                        249               453
     Prepaid expenses and other assets         (1,633)             (952)
     Accounts payable                           2,310             3,712
     Accrued payroll expenses and
      other liabilities                           705            (1,816)
     Accrued postretirement benefits              805               887
Total adjustments                            $  1,983          $  4,940

Net cash provided by operating activities    $ 18,387          $ 20,384


















The accompanying notes are an integral part of these financial statements.
                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the six months
                                                 ended December 31,

                                               1999              1998
Net cash provided by operating activities:   $ 18,387          $ 20,384

Cash flows from investing activities:
   Purchases of property, plant
    and equipment                              (7,722)           (2,528)
   Proceeds from sales of property,
    plant and equipment                           176                62
   Purchases of investments                  (162,031)         (325,859)
   Proceeds from sales of investments         162,636           312,627
   Notes issued                                     -               (54)
   Notes repaid                                    68                88

Net cash used in investing activities          (6,873)          (15,664)

Cash flows from financing activities:
   Dividends paid                              (2,809)           (2,697)
   Purchase of common stock                    (3,160)                -

Net cash used in financing activities          (5,969)           (2,697)

Net increase in cash and cash equivalents       5,545             2,023

Cash and cash equivalents at beginning of
  year                                          4,403             6,800

Cash and cash equivalents at end of
  quarter                                    $  9,948          $  8,823

Supplemental disclosure of cash flow
  information:
  Income tax payments                        $  9,993          $ 10,504









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

Note 2.  Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred gains and losses associated with the hedge are $265,000 and ($923,000) at December 31, 1999 and June 30, 1999, respectively.
                                  Gross      Gross
(In thousands)                  Unrealized Unrealized  Fair
December 31, 1999       Cost      Loss        Gain     Value
Current Assets
  Commercial Paper    $      -       -            -           -
  U.S. Government
    Obligations         95,283    (311)                       -          $
94,972
                      $ 95,283    (311)           -    $ 94,972
Non-Current Assets
  U.S. Government
    Obligations         59,892  (1,373)           -      58,519
  Municipal debt         1,695      (9)           -       1,686
  Preferred stocks      38,967  (2,228)         803      37,542
  Corporate bonds        3,083    (341)           4       2,746
  Liquid asset fund
    and other            4,304       -        1,009       5,313
                      $107,941  (3,951)       1,816    $105,806
                                  Gross      Gross
(In thousands)                  Unrealized Unrealized  Fair
June 30, 1999           Cost      Loss        Gain     Value
Current Assets
  Commercial Paper    $ 11,895       -           27    $ 11,922
  U.S. Government
    Obligations        110,368    (126)          39     110,281
                      $122,263    (126)          66    $122,203
Non-Current Assets
  U.S. Government
    Obligations       $ 35,015    (842)           -    $ 34,173
  Municipal debt         1,695      (8)           -       1,687
  Preferred stocks      37,538    (548)       2,049      39,039
  Corporate bonds        5,075    (461)           -       4,614
  Liquid asset fund
    and other            2,247       -            -       2,247
                      $ 81,570  (1,859)       2,049    $ 81,760
The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

Maturities                                       Fair Value
(In thousands)
                                         12/31/99    06/30/99
Within 1 year                            $ 94,972    $122,203
After 1 year through 5 years               60,205      35,860
                                         $155,177    $158,063

Gross realized gains and losses from available for sale securities were $714,000 and $(897,000) at December 31, 1999, respectively, and $979,000 and $(821,000) at December 31, 1998, respectively.

Note 3.  Inventories
(In thousands)                Processed  Unprocessed    Total

December 31, 1999
Coffee                         $ 3,822     $ 9,220     $13,042
Allied products                  9,041       4,940      13,981
Coffee brewing equipment         1,823       4,834       6,657
                               $14,686     $18,994     $33,680
June 30, 1999
Coffee                         $ 3,619     $ 9,314     $12,933
Allied products                 11,078       3,424      14,502
Coffee brewing equipment         2,258       3,982       6,240
                               $16,955     $16,720     $33,675

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

                              For the three months     For the six months
                              ended December 31,       ended December 31,
(In thousands)                 1999        1998         1999     1998

Net income                    $ 8,316     $ 7,905      $16,404   $15,444
Unrealized investment gains
  (losses), net                (1,010)       (736)      (1,392)   (1,641)
Total comprehensive income    $ 7,306     $ 7,169      $15,012   $13,803



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the second quarter of fiscal 2000 decreased 4% to $56,303,000 from $58,408,000 in the same quarter of the prior fiscal year and net sales for the first half of fiscal 2000 decreased 3% to $109,371,000 from $112,443,000 in the first half of fiscal 1999. Decreased roast coffee sales volume and lower roast coffee prices offset increased sales of allied products and combined with lower green coffee costs resulted in increased gross profit. Second quarter gross profit increased 3% to $32,903,000 or 58% of sales, as compared to $32,095,000, or 55% of sales, in the same quarter of fiscal 1999. Gross profit for the first half of fiscal 2000 increased 4% to $65,673,000 or 60% of sales from $63,210,000 or 56% of sales during the same period of fiscal 1999.

Operating expenses increased 3% to $22,444,000 in the second quarter of fiscal 2000 as compared to $21,750,000 in the second quarter of fiscal 1999. Operating expenses for the first half of fiscal 1999 increased 2% to $44,365,000 from $43,544,000 during the same period of fiscal 1999.

Income after taxes for the second quarter of fiscal 2000 reached $8,316,000, or $4.45 per share, as compared to $8,088,000, or $4.32 per share, in the first quarter of fiscal 2000 and $7,905,000, or $4.10 per share, in the same quarter of fiscal 1999. Net income for the first half of fiscal 2000 reached $16,404,000, or $8.77 per share, as compared to $15,444,000, or $8.02 per share, in the first six months of fiscal 1999.

QUARTERLY SUMMARY OF RESULTS
(In thousands of dollars)
                    12/31/98   03/31/99   06/30/99    09/30/99   12/31/99
Net sales            58,408     55,207     53,921      53,068     56,303
Gross profit         32,095     35,153     33,374      32,770     32,903
Operating income     10,345     12,144      4,960      10,849     10,459
Net income            7,905      9,159      4,262       8,088      8,316

(As a percentage of sales)
                    12/31/98   03/31/99   06/30/99   09/30/99    12/31/99
Net sales            100.00     100.00     100.00     100.00      100.00
Gross profit          54.95      63.67      61.89      61.75       58.44
Operating income      17.71      22.00       9.20      20.44       18.58
Net income            13.53      16.59       7.90      15.24       14.77

(In dollars)
                    12/31/98  03/31/99    06/30/99   09/30/99    12/31/99
EPS                   4.10      4.83        2.29       4.32        4.45


Employee Stock Ownership Plan
On December 21, 1999, Registrant filed a Form 8-K in which the Company announced that it established an employee stock ownership plan (ESOP) effective January 1, 2000. This plan provides the Registrant with a flexible means of acquiring Company stock from any source. In addition to providing existing employees with a long-term incentive plan, the ESOP also helps make the Company's compensation package more competitive in a tight labor market and it provides all shareholders with a source of liquidity.



The plan will initially be established as a leveraged ESOP and the Company will be the initial lender. The Company expects to make the necessary investment in this program to purchase up to 300,000 shares of Company stock at times and in increments compatible with other corporate objectives. Approximately 77,500 shares, owned by a subsidiary, have been acquired for this purpose and Registrant expects to make additional share contributions either through open market purchases and negotiated purchase transactions or by issuing new shares to the ESOP.

Year 2000 Issues
During this early part of year 2000, Registrant has not realized any material effect of year 2000 issues. It is to early to conclude that no further issues need be addressed, and the Company is proceeding with its business plan.

Market Risk Disclosures
Financial Markets

Securities are recorded at fair value and unrealized gains or losses have been recorded as a separate component of shareholders equity. The Company maintains two distinct portfolios of securities, both portfolios are classified as available for sale.

The Company's portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, federal agency issues and treasury securities. As of December 31, 1999, over 40% of these funds were invested in instruments with maturities shorter than three months. The remaining balance matures during fiscal 2001 and 2002. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 255 days and a 100 basis point move in the Fed Funds Rate is illustrated in the following table.

Interest Rate Changes
(In thousands)
                                                     Change in Market
                Market Value of December 31, 1999    Value of Fixed
                      Fixed Income Investments       Income Investments
-100 b.p.                   $164,632                     1,590
unchanged                   $163,042                         -
+100 b.p.                   $161,452                    (1,590)
The Company is exposed to market value risk arising from changes in interest rates on its portfolio of preferred securities. The Company reviews the interest rate sensitivity of these securities and (a) enters into "short positions" in futures contracts on U.S. Treasury securities or
(b) holds put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, the Company attempts to manage the risk arising from changes in the general level of interest rates. The Company does not transact in futures contract or put options for speculative purposes.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.



Interest Rate Changes
(In thousands)

                    Market Value at December 31, 1999      Change in Market
                    Preferred    Futures and      Total    Value of Total
                    Securities    Options      Portfolio   Portfolio
-200 basis points  $47,252.4       $0.9       $47,253.3    $4,624.3
       ("b.p.")
-100 b.p            43,898.7        179.5      44,078.2     1,449.2
Unchanged           40,378.2      2,250.8      42,629.0         0.0
+100 b.p.           37,037.1      5,638.8      42,675.9        46.9
+200 b.p.           34,023.8      8,501.3      42,525.1      (104.0)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield cure, the expected volatility of Treasury yields, and the costs of using futures and/or options. At December 31, 1999 the hedge consisted entirely of put options on the U.S. Treasury Bond futures contract.

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

The following table demonstrates the impact of changes in the price of green coffee inventory and hedge instruments at December 31, 1999. It assumes an immediate change in the price of green coffee, and the demonstrable relationship between the price of green coffee and the valuations of coffee index futures and put options and relevant commodity purchase agreements at December 31, 1999, and does not take into account fluctuations of inventory levels and futures and options activity.

Commodity Risk Disclosure
(In thousands)

                          Market Value of
Coffee Cost    Coffee     December 31, 1999                  Change in
  Change      Inventory   Futures & Options       Total      Market Value

-10%         $13,042        $ 2,046           $15,088        $ 1,683
unchanged    $13,042        $   363           $13,405             -
+10%         $13,042        $(1,320)          $11,722        $(1,683)

At December 31, 1999 the hedge consisted of commodity futures with maturities shorter than three months.

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

     (11)  Statement re computations of per
           share earnings.                                  not applicable.

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

 (b)  Reports on Form 8-K                                December 21, 1999.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2000                     FARMER BROS. CO.
                                             (Registrant)

                                             John E. Simmons

                                             John E. Simmons
                                             Treasurer and
                                             Chief Financial Officer