Form 10-Q
period 2000-03-31
FARMER BROTHERS CO
filed 2000-05-12
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 2000

                       Commission file number 0-1375


                             FARMER BROS. CO.





California                                                    95-0725980
State of Incorporation                                    Federal ID Number


20333 S. Normandie Avenue, Torrance, California                  90502
Registrant's Address                                               Zip

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding: 1,845,904 as of March 31, 2000.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)


                             FARMER BROS. CO.
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                              For the three months     For the nine months
                              ended March 31,          ended March 31,

                                2000       1999          2000      1999

Net sales                     $ 56,354   $ 55,207      $165,725 $167,650
Cost of goods sold              18,124     20,054        61,822   69,287
                                38,230     35,153       103,903   98,363
Selling expense                 21,053     20,187        61,213   60,567
General and administrative
  expenses                       3,264      2,192         7,469    5,986
                                24,317     23,009        68,682   66,553

Income from operations          13,913     12,144        35,221   31,810

Other income:
   Dividend income                 719        605         1,988    1,792
   Interest income               2,604      2,153         7,258    6,682
   Other, net                      253        363           362      721
                                 3,576      3,121         9,608    9,195

Income before taxes             17,489     15,265        44,829   41,005

Income taxes                     7,125      6,106        18,061   16,402

Net income                    $ 10,364    $ 9,159      $ 26,768 $ 24,603

Earnings per common share       $5.60      $4.83        $14.37   $12.84

Weighted average shares
  outstanding                 1,848,350  1,897,444    1,863,035 1,916,757

Dividends declared per
  common share                   $0.75      $0.70        $2.25     $2.10






The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             March 31,           June 30,
                                               2000               1999
                                  ASSETS
Current assets:
   Cash and cash equivalents                 $ 18,966           $  4,403
   Short term investments                      67,827            122,203
   Accounts and notes receivable, net          18,491             18,199
   Inventories                                 35,180             33,675
   Income tax receivable                            -                249
   Deferred income taxes                        2,391              2,391
   Prepaid expenses                               502                429
     Total current assets                     143,357             181,549
Property, plant and equipment, net             37,120             31,543
Notes receivable                                3,884              3,884
Long term investments, net                    133,263             81,760
Other assets                                   23,046             21,382
Deferred income taxes                           5,907              4,718
     Total assets                            $346,577           $324,836

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  6,655           $  4,786
  Accrued payroll expenses                      4,465              5,388
  Other                                         8,634              5,744
     Total current liabilities                 19,754             15,918

Accrued postretirement benefits                18,839             17,707
Other long term liabilities                     3,500              3,500
                                               22,339             21,207
Commitments and contingencies                       -                  -

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares;
     issued 1,926,414 and outstanding
     1,845,904 shares at March 31, 2000
     and 1,870,754 shares at June 30, 1999      1,846              1,871
   Additional paid-in capital                   3,121              3,164
   Unearned ESOP shares                       (13,146)                 -
   Retained earnings                          315,015            283,191
   Accumulated other comprehensive loss        (2,352)              (515)
     Total shareholders' equity               304,484            287,711
     Total liabilities and
       shareholders' equity                  $346,577           $324,836

The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the nine months
                                                 ended March 31,

                                               2000               1999

Cash flows from operating activities:
  Net income                                 $ 26,768           $ 24,603

Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation                                 4,240              3,988
   Other                                          678                (89)
   Net loss (gain) on investments                 450               (398)
   Changes in assets and liabilities:
     Accounts and notes receivable               (393)            (2,142)
     Inventories                               (1,505)             4,221
     Income tax receivable                        249                453
     Prepaid expenses and other assets         (1,794)            (2,564)
     Accounts payable                           1,869              1,144
     Accrued payroll expenses and
       other liabilities                        1,967                898
     Accrued postretirement benefits            1,132              1,322
Total adjustments                               6,893              6,833

Net cash provided by operating activities    $ 33,661           $ 31,436



















The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)


                                                 For the nine months
                                                 ended March 31,

                                               2000               1999

Net cash provided by operating activities:   $  33,661          $  31,436

Cash flows from investing activities:
   Purchases of property, plant and equipment  (11,138)            (3,889)
   Proceeds from sales of property, plant
     and equipment                                 700                118
   Purchases of investments                   (224,639)          (486,817)
   Proceeds from sales of investments          224,037            487,556
   Notes issued                                      -                (54)
   Notes repaid                                    101                117

Net cash used in investing activities          (10,939)            (2,969)

Cash flows from financing activities:
   Dividends paid                               (4,197)            (4,045)
   Purchase of common stock                     (3,962)           (11,817)

Net cash (used in) provided by
   financing activities                         (8,159)            15,862

Net increase in cash and cash equivalents       14,563             12,605

Cash and cash equivalents at
   beginning of period                           4,403              6,800

Cash and cash equivalents at
   end of period                             $  18,966          $  19,405

Supplemental disclosure of cash flow
  information:
  Income tax payments                        $  15,085          $  14,991






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

Note 2.  Investments
The Company hedges interest rate risk in its portfolio of preferred stock. Deferred gains and losses associated with the hedge are ($1,088,000) and $923,000 at March 31, 2000 and June 30, 1999, respectively.

                                   Gross         Gross
(In thousands)                   Unrealized   Unrealized     Fair
March 30, 2000              Cost       Loss       Gains      Value
Current Assets
  Commercial paper       $ 11,271        (4)          -   $ 11,267
  U.S. Government
    obligations            57,182      (624)          2     56,560
                         $ 68,453      (628)          2   $ 67,827
Non-Current Assets
 U.S. Government
   obligations           $ 82,107    (1,466)          2   $ 80,643
  Municipal debt            1,695       (50)          -      1,669
  Preferred stock          43,475    (1,736)      1,387     43,126
  Corporate bonds           7,171      (241)          -      6,906
  Other                     2,121    (1,202)          -        919
                         $136,569   $(4,695)    $ 1,389   $133,263

                                    Gross       Gross
(In thousands)                   Unrealized   Unrealized     Fair
June 30, 1999              Cost        Loss       Gains      Value
Current Assets
  Commercial paper       $ 11,895         -          27   $ 11,922
  U.S. Government
    obligations           110,368      (126)         39    110,281
                         $122,263      (126)         66   $122,203
Non-Current Assets
  U.S. Government
    obligations          $ 35,015      (842)          -   $ 34,173
  Municipal debt            1,695        (8)          -      1,687
  Preferred stock          37,538      (548)      2,049     39,039
  Corporate bonds           5,075      (461)          -      4,614
  Other                     2,247         -           -      2,247
                         $ 81,570    (1,859)      2,049   $ 81,760

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

Maturities                                       Fair Value
(In thousands)                            03/31/00          06/30/99

Within 1 year                             $ 67,827          $122,203
After 1 year through 5 years                87,288            35,860
                                          $155,115          $158,063

Gross realized gains and losses from available for sale securities were $609,000 and ($1,059,000) at March 31, 2000, and $1,881,000 and
($1,483,000) at March 31, 1999, respectively.

Note 3.  Inventories
(In thousands)              Processed        Unprocessed      Total
March 31, 2000
Coffee                        $ 3,965         $ 9,116       $13,081
Allied products                11,722           3,644        15,366
Coffee equipment                1,856           4,877         6,733
                              $17,543         $17,637       $35,180
June 30, 1999
Coffee                        $ 3,619         $ 9,314       $12,933
Allied products                11,078           3,424        14,502
Coffee brewing equipment        2,258           3,982         6,240
                              $16,955         $16,720       $33,675

Note 4.  Employee Stock Ownership Plan
On January 1, 2000, the Company established the Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) to provide benefits to all employees. The Board of Directors has authorized a loan of up to $50,000,000 to the ESOP to purchase up to 300,000 shares, secured by the stock purchased. The loan will be repaid from the Company's discretionary plan contributions over a fifteen year term at a variable rate of interest, 7.65% at March 31, 2000.

On March 31, 2000 the ESOP had an outstanding loan balance of $13,368,000 and had purchased 81,875 shares of the Company's common stock.

Shares purchased with the loan proceeds are held by the plan trustee for allocation among the participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants, and shares are held by the plan trustee until the participant retires.

The Company reports compensation expense equal to the average market price of shares allocated to participants or to be released from collateral during the plan year. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account "Unearned ESOP shares" and are excluded from earnings per share calculations. During the fiscal quarter ending March 31, 2000, the Company recorded $223,000 of compensation expense related to the ESOP for the plan year ending December 31, 2000.

The ESOP shares as of March 31 are as follows:

     Allocated shares                                    -
     Committed to be released shares                 1,365
     Unallocated shares                             80,510
            Total ESOP shares                       81,875
     Fair value of unearned ESOP shares        $13,368,000

Note 5.  Comprehensive Income
The following table presents the Company's comprehensive income for the three and nine month periods ended March 31.

                              For the three months      For the nine months
                              ended March 31            ended March 31
(In thousands)                 2000       1999           2000        1999

Net income                    $10,364   $ 9,159        $26,768     $24,603
Unrealized investment gains
  (losses), net                  (445)      340         (1,837)     (1,301)
Total comprehensive income    $ 9,919   $ 9,499        $24,931     $23,302

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the third quarter of fiscal 2000 increased 2% to $56,354,000 as compared to $55,207,000 in the same quarter of the prior fiscal year, as a result of increased allied product sales. Fiscal 2000 year to date net sales decreased 1% to $165,725,000 from $167,650,000 in the same period of fiscal 1999. This decrease is primarily the result of lower roast coffee sales volume partially offset by increased allied product sales.
Lower green coffee costs during the most recent fiscal quarter resulted in an 9% increase in gross profit to $38,230,000 from $35,153,000 in the prior fiscal year, and fiscal year to date gross profit increased 6% to $103,903,000 as compared to $98,363,000 in the first nine months of fiscal 1999.

Operating expenses increased 6% to $24,317,000 in the third quarter of fiscal 2000 from $23,009,000 in the same quarter of the prior fiscal year and operating expenses for the first three quarters of fiscal 2000 increased 3% to $68,682,000 from $66,553,000 in the same period of the prior fiscal year. This increase is primarily from increases in employee benefit expenses (payroll, medical costs, ESOP and retirement benefits), offset by lower costs of coffee brewing equipment.

Net income for the third quarter of fiscal 2000 reached $10,364,000, or $5.60 per share, as compared to $9,159,000, or $4.83 per share, in the same quarter of fiscal 1999. Net income for the first three quarters of fiscal 2000 reached $26,768,000, or $14.37 per share, as compared to $24,603,000, or $12.84 per share, in the same period of fiscal 1999.

QUARTERLY SUMMARY OF RESULTS
(In thousands of dollars)

                   03/31/99   06/30/99    09/30/99   12/30/99    03/31/00
Net sales           55,207      53,921      53,068     56,303      56,354
Gross profit        35,153      33,374      32,770     32,903      38,230
Operating income    12,144       4,960      10,849     10,459      13,913
Net income           9,159       4,262       8,088      8,316      10,364

(As a percentage of sales)
                   03/31/99   06/30/99    09/30/99   12/30/99    03/31/00
Net sales           100.00     100.00      100.00     100.00      100.00
Gross profit         63.67      61.89       61.75      58.44       67.84
Operating income     22.00       9.20       20.44      18.58       24.69
Net income           16.59       7.90       15.24      14.77       18.39

(In dollars)
                   03/31/99   06/30/99    09/30/99   12/30/99    03/31/00
EPS                   4.83       2.29        4.32       4.45        5.60


Item 3. Quantitative and Qualitative Disclosures about Market Risk Financial Markets

Securities are recorded at fair value and unrealized gains or losses have been recorded as other comprehensive income. The Company maintains two distinct portfolios of securities, both portfolios are classified as available for sale.

The Company's portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, federal agency issues and treasury securities. As of March 31, 2000, over 20% of these funds were invested in instruments with maturities shorter than three months, which are included in cash equivalents. The remaining balance matures during fiscal 2001 and 2002. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 287 days and a 100 basis point move in the Fed Funds Rate is illustrated in the following table.

Interest Rate Changes
(In thousands)
                                                         Change in Market
                       Market Value of March 31, 2000    Value of Fixed
                          Fixed Income Investments       Income Investments

-100 b.p.                             $165,005                $  1,634
unchanged                             $163,371                $      0
+100 b.p.                             $161,737                $ (1,634)

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2000. This table is predicated on an "instantaneous" change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)
                    Market Value at March 31, 2000         Change in Market
                    Preferred  Futures and    Total        Value of Total
                    Securities  Options     Portfolio      Portfolio

-200 basis points   $52,098.5        -      $52,098.5      $6,662.6
       ("b.p.")
-100 b.p.            48,842.6      1.2       48,843.9       3,407.9
Unchanged            45,142.2    293.7       45,435.9             -
+100 b.p.            41,434.3  2,855.8       44,290.1      (1,145.8)
+200 b.p.            37,977.3  6,114.4       44,091.7      (1,344.2)

The number and type of futures and options contracts entered into depends on the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At March 31, 2000 the hedge consisted entirely of put options on the U.S. Treasury Bond futures contract.

Commodity Price Changes
The Company is exposed to commodity price risk arising from changes in the market price of green coffee. The Company prices its inventory on the LIFO basis. In the normal course of business, the Company enters into commodity purchase agreements with suppliers, and futures contracts to hedge exposure to inventory price fluctuations. The Company does not transact in futures contracts or put options for speculative purposes.

The following table demonstrates the impact of changes in the price of green coffee inventory and hedge instruments at March 31, 2000. It assumes an immediate change in the price of green coffee, and the demonstrable relationship between the price of green coffee and the valuations of coffee index futures and put options and relevant commodity purchase agreements at March 31, 2000, and does not take into account fluctuations of inventory levels and futures and options activity.

Commodity Risk Disclosure
(In thousands)
                           Market Value of
Coffee Cost    Coffee      March 31, 2000                  Change in
  Change      Inventory    Futures & Options   Totals      Market Value

-10%          $13,081         $   363         $13,444        $  546
unchanged      13,081            (183)         12,898             0
+10%           13,081            (729)         12,352          (546)

At March 31, 2000 the hedge consisted of commodity futures with maturities shorter than three months.

PART II OTHER INFORMATION

Item 1.  Legal proceedings.                                 not applicable.

Item 2.  Change in securities.                                        none.

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

      (4)  Instruments defining the rights of
           security holders, including identures.           not applicable.

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

  (b)  Reports on Form 8-K.                              December 21, 1999.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 2000                          FARMER BROS. CO.

                                             John E. Simmons

                                             John E. Simmons
                                             Treasurer and
                                             Chief Financial Officer