Form 10-K
period 2000-06-30
FARMER BROTHERS CO
filed 2000-09-29
CIK 34563

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2000

                     Commission file number:    0-1375

                             FARMER BROS. CO.



      California                                    95-0725980
State of Incorporation                        Federal ID Number

            20333 South Normandie Avenue, Torrance, California
                           Registrant's address

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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 7, 2000: 1,926,414 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $129 million.

                    Documents Incorporated by Reference

Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders of the Registrant to be held November 27, 2000 are incorporated by reference into
Part III of this report.


                            PAGE 1 OF 24 PAGES
PART I

Item 1.  Business

General: Farmer Bros. Co. was incorporated in California in 1923, and is in the business of roasting, packaging and distributing coffee and allied products to restaurants, hotels, hospitals, convenience stores and fast food outlets.

Raw Materials and Supplies: Our primary raw material is green coffee. Roast coffee sales account for approximately 54% of revenues. Coffee purchasing, roasting and packaging takes place at our Torrance, California plant, which is also the distribution hub for our branches. Green coffee is purchased through domestic commodity brokers. Coffee is an agricultural commodity, and is subject to fluctuations of both price and supply. We have not been confronted by shortages in the supply of green coffee. Green coffee is grown outside the United States and can be subject to volatile price fluctuations resulting from concerns about crop availability and related conditions, such as weather, political events and social instability in coffee producing nations. Government actions and trade restrictions between our own and foreign governments can also influence prices.

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

Trademarks & Patents: We own approximately 38 registered U.S. trademarks which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification.

Seasonality: We experience some seasonal influences. The winter months are the best sales months. Our product line and geographic diversity provides some sales stability during the summertime decline in coffee consumption during the warmer months.

Distribution: Our products are distributed by our selling divisions from 97 branches located in most large cities throughout the 29 western states. The diversity of the product line (over 300 products) and size of the geographic area served requires each branch to maintain a sizable inventory. We operate our own trucking fleet to more effectively control the supply of these warehouses.

Customers: No customer represents a significant concentration of sales. The loss of any one or more of the larger customer accounts would have no material adverse effect on us. Customer contact and service quality, which is integral to our sales effort, is often secondary to product pricing for customers with their own distribution systems.

Competition: We face competition from many sources, including multi-national companies like Procter and Gamble, Nestle and Philip Morris, grocery distributors like Sysco and U.S. Food Service and regional roasters like Boyd Coffee Co., Lingle Bros. and Royal Cup. We have some competitive advantages due to our longevity, strong regional roots and sales and service force. Our customer base is price sensitive and we are often faced with price competition.

Working Capital: We finance our operations internally. We believe that working capital from internal sources will be adequate for the coming year.

Foreign Operations: We have no material revenues that result from foreign operations.

Other: On June 30, 2000, we employed 1,115 employees; 455 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog.

Item 2.  Properties

Our largest facility is the 474,000 sq. ft. roasting plant, warehouses and administrative offices in Torrance, California. We believe the existing plant will continue to provide adequate production capacity for the foreseeable future.

Item 3.  Legal Proceedings

We are a defendant in various legal proceedings incidental to our business which are ordinary and routine. It is our opinion that the resolution of these lawsuits will not have a material impact on our financial condition or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
Matters

We have one class of common stock which is traded in the over the counter market. The bid prices indicated below are as reported by NASDAQ and represent prices between dealers, without including retail mark up, mark down or commission, and do not necessarily represent actual trades.
                                2000                         1999
               High        Low    Dividend    High      Low     Dividend
1st Quarter  $208.00     $164.00    $0.75   $239.00   $174.88     $0.70
2nd Quarter   174.75      158.00     0.75    228.00    180.00      0.70
3rd Quarter   179.00      150.00     0.75    225.00    164.88      0.70
4th Quarter   191.13      158.00     0.75    211.00    183.00      0.70

There were 541 holders of record on July 21, 2000.

Item 6.  Selected Financial Data
(In thousands, except per share data)
                        2000      1999     1998      1997     1996
Net sales             $218,688  $221,571 $240,092  $224,802  $224,075

Income from operations  48,965    36,770   40,955    16,789    29,198
Net income              37,576    28,865   33,400    16,690    23,363
Net income per share   $20.22    $15.16   $17.34     $8.66    $12.13
Total assets          $353,467  $324,836 $307,012  $276,849  $260,890
Dividends declared per
     share 	            $3.00     $2.80    $2.55     $2.40     $2.15


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
We continue to maintain a strong working capital position, and believe cash requirements for the coming year will be provided by internal sources. We have no major commitments for capital expenditures at this time.

During fiscal 2000 the Board of Directors established an internally leveraged Employee Stock Ownership Plan (ESOP). The Board authorized a loan of up to $50,000,000 to the ESOP to purchase up to 300,000 shares of our common stock. At June 30, 2000, the ESOP loan balance is $14,136,000. We anticipate that future ESOP loan advances will be funded by internal sources.

(In thousands except ratio data)

                          2000         1999         1998
Current assets          $188,560     $181,549     $194,828
Current liabilities       16,966       15,918       16,159
  Working capital       $171,594     $165,631     $178,699
  Quick ratio              8.74:1       9.09:1      9.46:1
Capital Expenditures    $ 14,130     $  6,167     $  3,035

Results of Operations

Fiscal year 2000 operations did not vary dramatically from the results of the prior two years. The volatile green coffee market presented us with opportunities to reduce our cost of raw materials for 2000, as supplies of green coffee were abundant. The green coffee market has been especially volatile since the Brazilian frosts in 1994. Perceived coffee shortages have, in the past, resulted in green coffee cost fluctuations of more than 100%. During fiscal 2000, green coffee costs increased nearly 40% in the first half of the year, decreasing to beginning of the year levels by the first of June 2000. During the month of June 2000, green coffee costs increased over 30% as the result of a weather threat to the Brazilian coffee crop. Although sales volume continued to decline in 2000 as compared to 1999 to 1998, improved profit margins, especially green coffee margins, enabled us to realize record earnings in 2000.

Net sales decreased to $218,688,000 in 2000 as compared to $221,271,000 in 1999, and $240,092,000 in 1998. Gross profit increased to $141,719,000 in
2000, or 65% of sales, compared to $131,737,000 in 1999, or 59% of sales, and $132,124,000 in 1998, or 55% of sales.

Operating expenses, composed of selling and general and administrative expenses have remained comparatively stable, decreased to $92,754,000 in 2000 from $94,967,000 in 1999 and $91,169,000 in 1998. Other income, increased to $12,254,000 in 2000 as compared to $11,745,000 in 1999, and
$11,882,000 in 1998.

Income before taxes reached $61,219,000 or 28% of sales in 2000, as compared to $48,515,000 or 22% of sales in 1999 and $52,837,000 or 22% of sales in 1998. Net income for fiscal year 2000 reached $37,576,000, or $20.22 per share, as compared to $28,865,000, or $15.16 per share, in 1999 and $33,400,000, or $17.34 per share, in 1998.

                                         2000           1999          1998
Net income per share                    $20.22         $15.16        $17.34

Percentage change:
                                         2000 to 1999   1999 to 1998
Net sales                                     (1.3)%      (7.7)%
Cost of goods sold                           (14.3)%     (16.8)%
Gross profit                                   7.6%       (0.3)%
Operating expenses                            (2.3)%       4.2%
Income from operations                        33.2%      (10.2)%
Provisions for income taxes                   20.3%        1.1%
Net income                                    30.2%      (13.6)%
Change in Earnings Per Share

A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:
                                   Per Share Earnings  Per Share Earnings
                                       2000 vs. 1999     1999 vs. 1998
Coffee:  Prices                             $(0.67)         $(6.65)
         Volume                              (2.89)          (4.96)
         Cost                                 6.86            9.55
         Gross profit                         3.30           (2.06)
Allied products:  Gross profit                2.12            1.86
Operating expenses                            1.19           (2.00)
Other income                                  0.27           (0.07)
Provision for income taxes                   (2.15)          (0.11)
Change in weighted average shares outstanding 0.33            0.20
Net income                                   $5.06          $(2.18)


Price Risk
Our operations are significantly impacted by the world market for our primary product: coffee. Coffee is an agricultural product that is produced in many nations around the world. Although it is consumed in those nations, the largest coffee consuming nation is the United States, followed by the nations of Western Europe. Green coffee is traded domestically on the Coffee, Sugar & Cocoa Exchange (CSCE) in New York and is one of the largest and most volatile commodity markets.

The most important aspect of our operation is to secure a consistent supply of coffee. Some proportion of green coffee price fluctuations can be passed through to our customers, even if lagging the market changes; but maintaining a steady supply of green coffee is essential to keep inventory levels low and sufficient stock to meet customer needs. We purchase our coffee through established coffee brokers, many of which are large international firms, to help minimize the risk of default on coffee deliveries. We purchase much of our coffee on forward contracts for delivery as long as six months in the future. Sometimes these contracts are fixed price contracts, regardless of the change in price of green coffee between the contract and delivery dates. At other times these contracts are variable price contracts, that allow the delivered price of contracted coffee to reflect the market price of coffee at the delivery date.

We occasionally use futures contracts to hedge exposure to coffee price fluctuations. Gains on hedging transactions are deferred as an adjustment to the carrying value of the inventory. Losses on the hedging transactions are recognized in earnings currently and our green coffee inventory is adjusted currently through its LIFO methodology. Futures contracts not designated as hedges, and terminations of contracts designed as hedges are marked to market and changes are recognized in current earnings. There were no open contracts at June 30, 2000 and 1999.

Accounting Pronouncements

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement 133." The statements require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As discussed in Note 1 to the consolidated financial statements, the adoption of Statement Nos. 133 and 138 on July 1, 2000 will result in the recognition of additional expense in the amount of $4,410,000 recognized in the statement of net income and a reduction of $4,410,000 in other comprehensive loss.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

Securities are recorded at fair value and unrealized gains or losses have been recorded as a separate component of shareholders equity. We maintain two distinct portfolios of securities, both portfolios are classified as available for sale at June 30, 2000.

Our portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, medium term notes and federal agency issues and treasury securities. As of June 30, 2000 over 72% of these funds were invested in instruments with maturities shorter than one year. The remaining balance matures during fiscal 2001 and 2002. This portfolio's interest rate risk is unhedged. Its average maturity is approximately 251 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,815,000.

We are exposed to market value risk arising from changes in interest rates on our portfolio of preferred securities. We review the interest rate sensitivity of these securities and (a) enter into "short positions" in futures contracts on U.S. Treasury securities or (b) hold put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates. We do not transact in futures contracts or put options for speculative purposes.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2000. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

Interest Rate Changes
(In thousands)
                         Market Value at June 30, 2000        Change in Market
                          Preferred   Futures and    Total     Value of Total
                          Securities   Options     Portfolio     Portfolio

-200 basis points "(b.p.")$51,115.0        0.0     $51,115.0     $6,345.1
-100 b.p.                  47,900.5        2.4      47,902.9      3,133.0
Unchanged                  44,215.0      554.9      44,769.9          0.0
+100 b.p.                  40,537.4    3,853.9      44,391.3       (378.6)
+200 b.p.                  37,116.3    7,066.9      44,183.2       (586.7)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options.

Commodity Price Changes
We are exposed to commodity price risk arising from changes in the market price of coffee. We try to manage this risk by adjusting our inventory position. Commodity hedge instruments are sometimes used, depending on market conditions. As of June 30, 2000 there were no open hedge positions. See Items 1 and 7 for further discussion of inventory and price risk.
Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Farmer Bros. Co. and
Subsidiary

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiary (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of income, cash flows, and shareholders' equity for the three years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

                            /s/Ernst & Young LLP


Long Beach, California
September 15, 2000

                               FARMER BROS. CO.
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                June 30,       June 30,
                                                  2000           1999
                                    ASSETS
Current assets:
   Cash and cash equivalents                    $ 15,504       $  4,403
   Short term investments                        114,346        122,203
   Accounts and notes receivable, net             18,494         18,199
   Inventories                                    36,770         33,675
   Income tax receivable                           1,340            249
   Deferred income taxes                           1,224          2,391
   Prepaid expenses                                  882            429
     Total current assets                        188,560        181,549

Property, plant and equipment, net                38,741         31,543
Notes receivable                                   3,081          3,884
Long term investments                             94,243         81,760
Other assets                                      23,975         21,382
Deferred income taxes                              4,867          4,718
     Total assets                               $353,467       $324,836

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $  5,921       $  4,786
   Accrued payroll expenses                        5,953          5,388
   Other                                           5,092          5,744
     Total current liabilities                    16,966         15,918

Accrued postretirement benefits                   19,198         17,707
Other long term liabilities                        4,190          3,500
                                                  23,388         21,207

Commitments and contingencies                          -              -

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     1,926,414 and outstanding 1,926,414
     in 2000 and 1,870,754 in 1999                 1,926          1,871
   Additional paid-in capital                     16,359          3,164
   Retained earnings                             311,153        283,191
   Unearned ESOP shares                          (13,679)             -
   Accumulated other comprehensive loss           (2,646)          (515)
     Total shareholders' equity                  313,113        287,711

     Total liabilities and shareholders' equity $353,467       $324,836







  The accompanying notes are an integral part of these financial statements.
                               FARMER BROS. CO.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except share data)


                                       For the years ended June 30,

                                  2000            1999           1998
Net sales                       $218,688        $221,571       $240,092

Cost of goods sold                76,969          89,834        107,968
                                 141,719         131,737        132,124

Selling expense                   82,858          81,321         82,207
General and administrative expense                 9,896         13,646
8,962
                                  92,754          94,967         91,169
Income from operations            48,965          36,770         40,955

Other income:
   Dividend income                 2,741           2,388          2,591
   Interest income                10,080           8,870          8,055
   Other, net                       (567)            487          1,236
                                  12,254          11,745         11,882

Income before taxes               61,219          48,515         52,837

Income taxes                      23,643          19,650         19,437

Net income                      $ 37,576        $ 28,865       $ 33,400

Net income per common share      $20.22          $15.16          $17.34

Weighted average
   shares outstanding          1,858,034       1,903,420       1,926,414

























  The accompanying notes are an integral part of these financial statements.
                               FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                              For the years ended June 30,

                                                2000      1999       1998
Cash flows from operating activites:
   Net income                                  $37,576   $28,865    $33,400

Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                  5,628     5,202      4,980
   Deferred income taxes                         2,505      (993)    (1,912)
   Loss on sales of assets                         686      (195)       (72)
   ESOP contribution expense                       489         -          -
  Net (gain) loss on investments                 1,502        13       (864)
  Change in assets and liabilities:
  Accounts and notes receivable                   (335)     (177)       965
  Inventories                                   (3,095)    4,392     (2,891)
  Income tax receivable                         (1,091)      400      1,567
  Prepaid expenses and other assets             (3,128)   (1,841)    (1,298)
  Accounts payable                               1,135      (819)    (1,905)
  Accrued payroll and expenses
    and other liabilities                         (87)       578      1,684
  Accrued postretirement benefits                1,491     1,766      1,594
  Other long term liabilities                      690     3,500          -
 Total adjustments                               6,390    11,826      1,848

Net cash provided by operating activities      $43,966   $40,691    $35,248



























  The accompanying notes are an integral part of these financial statements.

                               FARMER BROS. CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                               For the years ended June 30,

                                                  2000      1999      1998
Net cash provided by operating activities      $ 43,966  $ 40,691  $ 35,248

Cash flows from investing activities:
   Purchases of property, plant and equipment (14,130) (6,167) (3,035) Proceeds from sales of property, plant
   and equipment                                    700       252       165
   Purchases of investments                    (278,083) (577,336) (485,098)
   Proceeds from sales of investments           268,337   554,603   431,839
   Notes issued                                       -       (54)   (1,668)
   Notes repaid                                     843       142        87
Net cash used in investing activities           (22,333)  (28,560)  (57,710)

Cash flows from financing activities:
   Dividends paid                                (5,580)   (5,344)   (4,912)
   Common stock repurchased                      (4,103)  (11,817)        -
   Common stock issued                           13,287     2,633         -
   ESOP contributions                           (14,136)        -         -

Net cash used in financing activities           (10,532)  (14,528)   (4,912)

Net increase (decrease) in cash
   and cash equivalents                          11,101    (2,397)  (27,374)

Cash and cash equivalents at beginning of year    4,403     6,800    34,174

Cash and cash equivalents at end of year       $ 15,504  $  4,403  $  6,800


























  The accompanying notes are an integral part of these financial statements.
                                FARMER BROS. CO.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   (Dollars in thousands, except share data)


                                                            Accumulated
                                  Additional        Unearned  Other
                    Common  Stock  Paid-in  Retained  ESOP Comprehensive
                    Shares  Amount Capital  Earnings Shares  Income (Loss) Total
________________________________________________________________________________
Balance at
   June 30, 1997  1,926,414 $1,926   $568  $242,907     $-      $  721  246,122
Comprehensive income
   Net income                                33,400                      33,400
   Change in unrealized gain on
      available for sale securities                                302      302
Total comprehensive income                                               33,702
Dividends ($2.55 per share)                  (4,912)                     (4,912)
Balance at
   June 30, 1998  1,926,414 $1,926   $568  $271,395     $-      $1,023  274,912
Comprehensive income                         28,865                      28,865
   Net income
   Other comprehensive income,
     net of taxes ($1,024)
   Change in unrealized gain on
     available for sale securities                              (1,939)  (1,939)
   Reclassification adjustment
     for realized gain                                            401       401
                                                               (1,538)   (1,538)
Total comprehensive income                                               27,327
Dividends ($2.80 per share)                  (5,344)                     (5,344)
Common stock
   repurchased      (71,621)   (71)    (21)  (11,725)                   (11,817)
Common stock
  issued             15,961     16   2,617                                 2,633
Balance at
   June 30, 1999  1,870,754 $1,871  $3,164  $283,191     $-     $(515)  $287,711
Comprehensive income
   Net income                                 37,576                      37,576
   Other comprehensive income,
     net of taxes ($1,487)
   Change in unrealized gain on
     available for sale securities                             (2,512)   (2,512)
   Reclassification adjustment
     for realized gain                                            381       381
                                                               (2,131)   (2,131)
Total comprehensive income                                               35,445
Dividends ($3.00 per share)                   (5,580)                    (5,580)
Common stock
   repurchased      (25,715)   (26)    (43)   (4,034)                    (4,103)
Common stock
   issued to ESOP    81,375     81  13,206            (13,287)                -
ESOP contributions                                       (849)             (849)
ESOP costs                              32                457               489
Balance at
   June 30, 2000  1,926,414 $1,926 $16,359  $311,153 ($13,679) ($2,646)$313,113























  The accompanying notes are an integral part of these financial statements. Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Organization
The Company, which operates in one business segment, is in the business of roasting, packaging, and distributing coffee and allied products through direct sales to restaurants, hotels, hospitals, convenience stores and fast food outlets. The Company's products are distributed by its selling divisions from 97 branches located in most large cities througout the 29 western states.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary FBC Finance Company. All significant intercompany balances and transactions have been eliminated.

Financial Statement Preparation
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

In the normal course of business, the Company enters into commodity purchase agreements with suppliers and futures contracts to hedge exposure to inventory price fluctuations. Gains on the hedging transactions are deferred as an adjustment to the carrying amount of the inventory and are recognized in income at the time of the sale of inventory. Losses on the hedging transactions are recognized in earnings currently as the Company believes this appropriately reflects its LIFO methodology. Futures contracts not designated as hedges, and terminations of contracts designated as hedges, if any, are marked to market, and changes are recognized in earnings currently. No futures contracts or contracts designated as hedges were outstanding at June 30, 2000 or 1999. In the event of non-performance by the counterparties, the Company could be exposed to credit and supply risk. The Company monitors the financial viability of the counterparties in an attempt to minimize this risk.

Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation of buildings and facilities is computed using the straight-line method. All other assets are depreciated using the sum-of-the years' digits and straight-line methods. The following useful lives are used:

     Building and facilities            10 to 30 years
     Machinery and equipment             3 to  5 years
     Office furniture and equipment            5 years

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

Earnings Per Common Share
Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding those unallocated shares held by the Company's Employee Stock Ownership Plan (see Note 6). The Company does not have any dilutive shares for any of the three fiscal years in the period ended June 30, 2000. Accordingly, the consolidated financial statements present only basic net income per share.

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

Accounting Pronouncements
The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement 133," which require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Upon initial application of SFAS Nos. 133 and 138 on July 1, 2000, the Company will transfer all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category. Accordingly, the Company will recognize expense of $4,410,000 in the income statement and a related reduction in other comprehensive loss of an offsetting amount reflecting this transfer. On a prospective basis the Company will record future unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in other income and expense.

Note 2 Investments
(In thousands)

                                         Gross       Gross
                                      Unrealized  Unrealized   Fair
                             Cost        Loss        Gain     Value
June 30, 2000
Current Assets
  Commercial Paper         $ 22,674   $    (7)    $     1   $ 22,668
  U.S. Government
    Obligations              91,392    (1,402)          2     89,992
  Municipal Debt              1,695        (9)          -      1,686
                           $115,761   $(1,418)    $     3   $114,346
Non-Current Assets
  U.S. Government
    Obligations            $ 41,845   $  (999)          -   $ 40,846
  Corporate debt              8,000       (44)          -      7,956
  Preferred stocks           44,075    (2,310)      1,087     42,852
  Corporate bonds             1,524      (214)          -      1,310
  Liquid asset fund
     and other                1,279         -           -      1,279
                           $ 96,723   $(3,567)    $ 1,087   $ 94,243

                                         Gross       Gross
                                      Unrealized  Unrealized   Fair
                             Cost        Loss        Gain     Value
June 30, 1999
Current Assets
  Commercial Paper         $ 11,895         -      $   27   $ 11,922
  U.S. Government
     Obligations            110,368   $  (126)         39    110,281
                           $122,263   $  (126)     $   66   $122,203

Non-Current Assets
  U.S. Government
    Obligations            $ 35,015   $  (842)          -   $ 34,173
  Municipal debt              1,695        (8)          -      1,687
  Preferred stocks           37,538      (548)      2,049     39,039
  Corporate bonds             5,075      (461)          -      4,614
  Liquid asset fund
     and other                2,247          -          -      2,247
                           $ 81,570   $(1,859)     $2,049   $ 81,760

The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

   Maturities
   (In thousands)
                                                 June 30,   June 30,
                                                    2000      1999
Within one year                                   $114,346  $122,203
After 1 year through 5 years                        48,802    35,860
                                                  $163,148  $158,063

Gross realized gains and losses from available for sale securities were $1,608,000 and ($3,110,000) respectively in 2000, $2,278,000 and ($2,291,000)
respectively in 1999 and gross realized gains and losses from available for sale securities were $2,072,000 and ($1,208,000) respectively in 1998.

The Company hedges interest rate risk in its portfolio of preferred stocks. A substantial portion of the preferred stock portfolio was hedged with put options on U.S. Treasury futures traded on a national exchange. Deferred losses at June 30, 2000 and 1999, associated with the hedge were $515,000 and $923,000, respectively, and are included in other comprehensive loss. Such deferred gains and losses are recognized in other income as the related unrealized gains and losses in the preferred stock portfolio are realized.

Note 3 Allowance for Doubtful Accounts and Notes Receivable

                                    June 30,    June 30,   June 30,
(In thousands)                       2000         1999        1998
Balance at the beginning of year     $470         $520        $555
Additions                             280          205         413
Deductions                           (330)        (255)       (448)
Balance at end of year               $420         $470        $520

Note 4 Inventories

June 30, 2000
(In thousands)                     Processed  Unprocessed     Total
Coffee                              $ 4,007     $ 9,239     $13,246
Allied products                      11,922       5,210      17,132
Coffee brewing equipment              2,034       4,358       6,392
                                    $17,963     $18,807     $36,770
June 30, 1999
(In thousands)                     Processed  Unprocessed     Total
Coffee                              $ 3,619     $ 9,314     $12,933
Allied products                      11,078       3,424      14,502
Coffee brewing equipment              2,258       3,982       6,240
                                    $16,955     $16,720     $33,675

Current cost of coffee and allied products inventories exceeds the LIFO cost by approximately $7,863,000 and $13,915,000 as of June 2000 and 1999,
respectively.

Decrease in the Company's green coffee and allied product inventories during fiscal 2000 and 1999 resulted in LIFO decrements which had the effect of increasing income before taxes those years by $277,000 and $564,000, respectively.

Note 5 Property, Plant and Equipment
                                                June 30,   June 30,
(In thousands)                                    2000        1999
Buildings and facilities                        $37,994     $31,841
Machinery and equipment                          48,072      46,247
Office furniture and equipment                    6,206       6,726
                                                 92,272      84,814
Accumulated depreciation                        (59,368)    (58,574)
Land                                              5,837       5,303
                                                $38,741     $31,543

Maintenance and repairs charged to expense for the years ended June 30, 2000, 1999 and 1998 were $10,596,000, $10,992,000, and $10,035,000, respectively.

Note 6 Employee Benefit Plans

The Company has a contributory defined benefit pension plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and a non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement. The Company's funding policy is to contribute annually at a rate that is intended to fund benefits as a level percentage of salary (non-bargaining) and as a level dollar cost per participant (bargaining) over the working lifetime of the plan participants. Benefit payments are determined under a final payment formula (non-bargaining) and flat benefit formula (bargaining).

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retirees contributions are fixed at a current level. The plan is unfunded.

(In thousands)                       Defined                Accrued
                                 Benefit Pensions        Postretirement Benefits
                                  June 30,    June 30,    June 30,  June 30,
                                   2000       1999          2000      1999
Changes in benefit obligation
 Benefit obligation at
   the beginning of the year     $45,744     $45,249      $18,953   $18,944
Service cost                       1,617       1,662          661       745
Interest cost                      3,251       3,000        1,290     1,246
Plan participants contributions      132         135           74        76
Amendments                             -         411            -         -
Actuarial gain                    (5,835)     (2,412)      (1,318)   (1,472)
Benefits paid                     (2,448)     (2,301)        (752)     (586)
Benefit obligation at
  the end of the year            $42,461     $45,744      $18,908   $18,953

Changes in plan assets
Fair value in plan assets at
  the beginning of the year      $78,153     $72,600             -         -
  Actual return on plan assets     1,483       7,702             -         -
  Company contributions               16          17      $    678  $    510
  Plan participants contributions    132         135            74        76
  Benefit paid                    (2,447)     (2,301)         (752)     (586)
  Fair value in plan assets at
    the end of the year          $77,337     $78,153      $      -  $      -

Funded status of the Plan        $34,876     $32,408      $(18,908) $(18,953)
  Unrecognized net asset          (1,971)     (2,628)            -         -
  Unrecognized net gain          (17,785)    (17,415)        3,070     3,355
  Unrecognized prior service cost  1,255       1,494        (3,360)   (2,109)
  Prepaid benefit cost           $16,375     $13,859      $(19,198) $(17,707)

Weighted average assumptions as
  of June 30:
  Discount rate                   8.30%       7.25%        8.30%     7.25%
  Expected return on Plan assets  8.00%       8.00%           -         -
  Salary increase rate increase   4.00%       3.00%           -         -
  Initial medical rate trend                               9.00%     7.00%
  Ultimate medical trend rate                              5.00%     5.00%
  Number of years from initial to ultimate trend rate        8         4
  Initial dental/vision trend rate                         8.00%     6.00%
  Ultimate dental/vision trend rate                        5.00%     5.00%

                                      Defined                   Accrued
                                 Benefit Pensions      Postretirement Benefits
                           June 30, June 30, June 30, June 30, June30, June 30,
                               2000    1999    1998      2000    1999    1998
Components of net periodic
  benefit costs
Service cost                  $ 1,617 $ 1,662  $1,343   $  661   $  745  $  615
Interest cost                   3,252   3,000   2,811    1,290    1,246   1,241
Expected return on Plan assets (6,191) (5,747) (4,568)      -         -     -
Actuarial gain                     -       -       -       (68)       -     (20)
Unrecognized net transition asset(657)   (658)   (657)      -         -      -
Unrecognized net gain            (757)   (514)   (141)      -         -      -
Unrecognized prior service cost   239     239     202      286      286     286
Benefit cost                  $(2,497)($2,018) ($1,010) $2,169   $2,277  $2,122

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rate would have the following effects:
                                                     1% Increase     1% Decrease
Effect on service and interest cost                       $117           ($126)
Effect on postretirment benefit obligation                $925           ($991)

The Farmer Bros. Co. Plan owned 39,940 shares of the Company's common stock at June 30, 2000, with a fair value of approximately $6,990,000. The Brewmatic Co. Plan owned 2,400 shares of the Company's common stock at June 30, 2000, with a fair value of approximately $420,000. The Company paid dividends of $119,820 and $7,200 for the year ended June 30, 2000 to the Farmer Bros. Co. Plan and the Brewmatic Co. Plan, respectively.

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,005,000, $2,196,000 and $1,540,000 for 2000, 1999 and 1998,
respectively. The Company also has a defined contribution plan for eligible non-union employees. During the year ended June 30, 2000, the Company established a defined contribution plan for eligible union employees. No Company contributions have been made nor are required to be made to either defined contribution plan.

Other long term liabilities represents deferred compensation payable to an officer of the Company. The deferred compensation plan provides for deferred compensation awards to earn interest based upon the Company's average rate of return on its investments. Total deferred compensation expense amounted to $690,000 and $3,500,000 for the years ended June 30, 2000 and 1999, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established the Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) to provide benefits to all employees. The Board of Directors authorized a loan of up to $50,000,000 to the ESOP to purchase up to 300,000 shares of Farmer Bros. Co. common stock secured by the stock purchased. The loan will be repaid from the Company's discretionary plan contributions over a fifteen year term at a variable rate of interest, 8.08% at June 30, 2000.

For the period ended June 30, 2000 the Company loaned the ESOP $14,136,000 which the ESOP used to purchase 86,575 shares of the Company's common stock, including 55,660 shares held by the Company's subsidiary at June 30, 1999 and considered constructively retired for accounting purposes.

Shares purchased with loan proceeds are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants, and shares are held by the plan trustee until the participant retires.

The Company reports compensation expense equal to the fair market price of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account "Unearned ESOP Shares" and are excluded from earnings per share calculations. During the fiscal year ended June 30, 2000 the Company charged $489,000 to compensation expense related to the ESOP. Dividends received by the ESOP on its investment in the Company's common stock in the amount of $62,000 were recorded as compensation expense for the period ended June 30, 2000. The difference between cost and fair market value of committed to be released shares, which was $32,000 for the year ended June 30, 2000, is recorded as additional paid in capital.
The ESOP shares as of June 30, 2000 are as follows:

     Allocated shares                                  -
     Committed to be released shares               2,886
     Unallocated shares                           83,689
          Total ESOP Shares                       86,575

     Fair value of unearned ESOP shares      $15,151,000

Note 7 Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

                                         June 30,   June 30,      June 30,
(In thousands)                             2000        1999         1998
Current:  Federal                        $18,249     $16,937      $17,128
          State                            2,889       3,706        4,221
                                          21,138      20,643       21,349

Deferred:  Federal                         1,174      (1,032)      (1,543)
           State                           1,331          39         (369)
                                           2,505        (993)      (1,912)
                                         $23,643     $19,650      $19,437

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:
                                       June 30,      June 30,     June 30,
                                          2000        1999         1998

Statutory tax rate                        35.0%       35.0%        35.0%

(In thousands)
Income tax expense at statutory rate     $21,427     $16,980      $18,493
State income tax (net federal tax benefit) 2,809       2,434        2,504
Dividend income exclusion                   (660)       (595)        (639)
Other (net)                                   67         831         (921)
                                         $23,643     $19,650      $19,437

Income taxes paid                        $23,386     $20,850      $19,231

The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:


(In thousands)                           June 30,    June 30,
                                           2000        1999
Deferred tax assets:
  Postretirement benefits                $7,658      $7,078
  Accrued liabilities                     3,501       3,326
  State taxes                             1,006         860
  Other                                   1,748       2,402
                                         13,913      13,666

Deferred tax liabilities:
  Pension assets                          (6,206)    (5,214)
  Other                                   (1,616)    (1,343)
                                          (7,822)    (6,557)
Net deferred tax assets                   $6,091     $7,109


Note 8 Other Current Liabilities

Other current liabilities consist of the following:
                                       June 30,       June 30,
(In thousands)                             2000        1999

Accrued workers' compensation
     liabilities                        $3,373       $3,921
Dividends payable                         1,445       1,349
Other                                       274         474
                                         $5,092      $5,744

Note 9 Commitments and Contingencies

The Company incurred rent expense of approximately $700,000, $691,000 and $654,000, for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, and is obligated under leases for branch warehouses. Certain leases contain renewal options.

Future minimum lease payments are as follows:
                                         June 30,       (In thousands)
                                          2001               $597
                                          2002                488
                                          2003                386
                                          2004                204
                                          2005                 63
                                                           $1,738

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

During 2000 the Company began construction of a new warehouse in Castroville, California, and continued with its warehouse project in Torrance, California. Commitments under construction contracts at June 30, 2000 totaled approximately $2,000,000.

Concentration of Credit Risk: June 30, 2000, financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and accounts receivable. Commercial paper investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days.

Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivable for the Company is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are short-term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Note 10 Quarterly Financial Data (Unaudited)

                  September 30,  December 31,   March 31,    June 30,
                        1999         1999           2000     2000
(In thousands except per share data)

Net sales              $53,068      $56,303        $56,354  $52,963
Gross profit            32,770       32,903         38,230   37,816
Income from operations  10,849       10,459         13,913   13,744
Net income               8,088        8,316         10,364   10,808
Net income per share     $4.32        $4.45          $5.60    $5.85

                  September 30,  December 31,   March 31,    June 30,
                        1998         1998           1999     1999
(In thousands except per share data)

Net sales              $54,035      $58,408        $55,207  $53,921
Gross profit            31,115       32,095         35,153   33,374
Income from operations   9,321       10,345         12,144    4,960
Net income               7,539        7,905          9,159    4,262
Net income per share     $3.91        $4.10          $4.83    $2.29

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Shareholders to be held on November 27, 2000 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     Name          Age                       Position

Roy F. Farmer      84    Chairman of Board of Directors since 1951.

Roy E. Farmer      48    President since 1993; various positions since 1976,
                         son of Chairman of the Board, R. F. Farmer.

Guenter W. Berger  63    Vice President of Production, Director since 1980;
                         Various positions since 1960.

Kenneth R. Carson  60    Vice President of Sales since 1990; Sales Management
                         Since 1968.

David W. Uhley     59    Secretary since 1985; various positions since 1968.

John E. Simmons    49    Treasurer since 1985; various positions since 1980.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.

(a)  List of Financial Statements and Financial Statement Schedules
     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 2000 and 1999. Consolidated Statements of Income for the Years Ended
         June 30, 2000, 1999 and 1998.
         Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998.
         Consolidated Statements of Shareholders' Equity For the Years Ended June 30, 2000, 1999, and 1998.
         Notes to Consolidated Financial Statements.

     2.  Financial Statement Schedules:
          Financial Statement Schedules are omitted as they are not applicable, or the required information is given in the consolidated financial statements or notes thereto.

     3.  Exhibits required by Item 601 of Regulation S-K.  See item (c) below.
         (b)  Reports on Form 8-K.
                 Not applicable.
         (c)  Exhibits required by Item 601 of Regulation S-K.
                 Not applicable.
Exhibits
 3. Articles of incorporation and by-laws. Filed with the Form 10-K for the fiscal year ended June 30, 1986.
 4. Instruments defining the rights of security holders, including indentures. Not applicable.
 9.  Voting trust agreement.
         Not applicable.
10.  Material contracts
         Not applicable.
11.  Statement re computation of per share earnings.
         Not applicable.
12.  Statement re computation of ratios.
         Not applicable.
13. Annual report to security holders, Form 10-Q or quarterly report to security holders.
         Not applicable.
18.  Letter re change in accounting principles.
         Not applicable.
19.  Previously unfiled documents.
         Not applicable.
22.  Subsidiaries of the Registrant.
         Not applicable.
23. Published report regarding mattes submitted to vote of security holders. Not applicable.
24.  Consents of experts and counsel.
         Not applicable.
25.  Power of attorney.
         Not applicable.

28.  Additional exhibits.
         Not applicable.
29. Information from reports furnished to state insurance regulatory authorities.
         Not applicable.
(d) Financial statements required by Regulation S-X but excluded from the annual report to shareholders by Rule 14a -3(b)
         None.
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

Roy F. Farmer

By:  Roy F. Farmer
(Roy F. Farmer, Chief Executive Officer and Chairman of the Board of Directors)
Date:  September 28, 2000

John E. Simmons

By:  John E. Simmons
(John E. Simmons, Treasurer and Chief Financial and Accounting Officer)
Date:  September 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Roy E. Farmer

Roy E. Farmer, President and Director
Date:

Guenter W. Berger

Guenter W. Berger, Vice President and Director

John M. Anglin

John M. Anglin, Director
Date:

Catherine E. Crowe

Catherine E. Crowe, Director
Date: