Form 10-K/A
period 2000-06-30
FARMER BROTHERS CO
filed 2000-09-29
CIK 34563

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K/A

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

There were 518 holders of record on July 21, 2000.

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

     Allocated shares                                  -
     Committed to be released shares               2,886
     Unallocated shares                           83,689
          Total ESOP Shares                       86,575

     Fair value of unearned ESOP shares      $15,151,000

Note 7 Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

                                         June 30,   June 30,      June 30,
(In thousands)                             2000        1999         1998
Current:  Federal                        $18,249     $16,937      $17,128
          State                            2,889       3,706        4,221
                                          21,138      20,643       21,349

Deferred:  Federal                         1,174      (1,032)      (1,543)
           State                           1,331          39         (369)
                                           2,505        (993)      (1,912)
                                         $23,643     $19,650      $19,437

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:
                                       June 30,      June 30,     June 30,
                                          2000        1999         1998

Statutory tax rate                        35.0%       35.0%        35.0%

(In thousands)
Income tax expense at statutory rate     $21,427     $16,980      $18,493
State income tax (net federal tax benefit) 2,809       2,434        2,504
Dividend income exclusion                   (660)       (595)        (639)
Other (net)                                   67         831         (921)
                                         $23,643     $19,650      $19,437

Income taxes paid                        $22,622     $20,850      $19,231

The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:


(In thousands)                           June 30,    June 30,
                                           2000        1999
Deferred tax assets:
  Postretirement benefits                $7,658      $7,078
  Accrued liabilities                     3,531       3,326
  State taxes                             1,006         860
  Other                                   1,718       2,402
                                         13,913      13,666

Deferred tax liabilities:
  Pension assets                          (6,206)    (5,214)
  Other                                   (1,616)    (1,343)
                                          (7,822)    (6,557)
Net deferred tax assets                   $6,091     $7,109


Note 8 Other Current Liabilities

Other current liabilities consist of the following:
                                       June 30,       June 30,
(In thousands)                             2000        1999

Accrued workers' compensation
     liabilities                        $3,373       $3,921
Dividends payable                         1,445       1,349
Other                                       274         474
                                         $5,092      $5,744

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