Form 10-Q
period 2000-09-30
FARMER BROTHERS CO
filed 2000-11-14
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                   For Quarter Ended September 30, 2000
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding:  1,926,414 as of September
30, 2000.












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

                                                2000              1999

Net sales                                      $52,015         $53,068
Cost of goods sold                              19,712          20,298
                                                32,303          32,770
Selling expense                                 19,981          19,930
General and administrative expenses              2,864           1,991
                                                22,845          21,921
Income from operations                           9,458          10,849

Other income:
  Dividend income                                  758             615
  Interest income                                2,991           2,270
  Other, net                                      (129)           (254)
                                                 3,620           2,631
Income before taxes                             13,078          13,480

Income taxes                                     5,167           5,392

Income before cumulative
  effect of accounting change                    7,911           8,088

Cumulative effect of
  accounting change,
  net of income taxes                             (310)              -

Net income                                     $ 7,601         $ 8,088

Income per common share:
  Before cumulative effect of
    accounting change                           $ 4.30           $4.32
  Cumulative effect of accounting change         (0.17)              -
Net income per share                             $4.13           $4.32

Weighted average shares outstanding           1,842,301       1,840,754

Dividends declared per share                     $0.80           $0.75







The accompanying notes are an integral part of these financial statements.
                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             September 30,      June 30,
                                                 2000             2000
                                  ASSETS
Current assets:
  Cash and cash equivalents                    $ 14,838        $ 15,504
  Short term investments                        224,115         114,346
  Accounts and notes receivable, net             17,158          18,494
  Inventories                                    36,131          36,770
  Income tax receivable                           1,340           1,340
  Deferred income taxes                           1,224           1,224
  Prepaid expenses                                  584             882
    Total current assets                        295,390         188,560

Property, plant and equipment, net               39,587          38,741
Notes receivable                                  3,081           3,081
Long term investments                                 -          94,243
Other assets                                     24,606          23,975
Deferred income taxes                             3,104           4,867
    Total assets                               $365,768        $353,467

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  5,585        $  5,921
  Accrued payroll expenses                        4,689           5,953
  Other                                           9,861           5,092
    Total current liabilities                    20,135          16,966

Accrued postretirement benefits                  19,516          19,198
Other long term liabilities                       4,190           4,190
                                                 23,706          23,388

Commitments and contingencies                         -               -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,926,414 shares
    issued and outstanding                        1,926           1,926
  Additional paid-in capital                     16,388          16,359
  Retained earnings                             317,278         311,153
  Unearned ESOP shares                          (13,665)        (13,679)
  Accumulated other comprehensive income              -          (2,646)
   Total shareholders' equity                   321,927         313,113
   Total liabilities and shareholders' equity  $365,768        $353,467







The accompanying notes are an integral part of these financial statements.

                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the three months
                                                 ended September 30,

                                                2000              1999
Cash flows from operating activities:
   Net income                                 $ 7,601          $  8,088

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Cumulative effect of accounting changes      310                  -
     Depreciation                               1,345              1,423
     Deferred income taxes                      1,763                  -
     Loss on sales of assets                      (24)               (37)
     ESOP Contribution expense                    268                  -
     Net loss (gain) on investments               234                364
     Net unrealized loss on investments
       reclassified as trading                  2,336                  -
   Change in assets and liabilities:
     Investments classified as trading        (15,759)                 -
     Accounts and notes receivable              1,312                359
     Inventories                                  639             (1,155)
     Income tax receivable                          -                249
     Prepaid expenses and other assets           (351)              (866)
     Accounts payable                            (336)            (2,075)
     Accrued payroll and expenses and other
        Liabilities                             3,505              4,451
     Other long term liabilities                  318                416

Total adjustments                              (4,440)             3,129

Net cash provided by operating activities    $  3,161           $ 11,217



















The accompanying notes are an integral part of these financial statements.
                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the three months
                                                 ended September 30,

                                                2000              1999

Net cash provided by operating activities:     $ 3,161          $ 11,217

Cash flows from investing activities:
   Purchases of property, plant and equipment   (2,184)           (3,717)
   Proceeds from sales of property, plant
    and equipment                                   34                52
   Purchases of investments                          -           (98,827)
   Proceeds from sales of investments                -            90,920
   Notes repaid                                     24                39
Net cash used in investing activities           (2,126)          (11,533)

Cash flows from financing activities:
   Dividends paid                               (1,476)           (1,406)
   ESOP loan                                      (225)                 -

Net cash used in financing activities           (1,701)           (1,406)

Net decrease in cash and
 cash equivalents                                 (666)           (1,722)

Cash and cash equivalents at beginning
 of period                                      15,504             4,403

Cash and cash equivalents at end of period     $14,838          $  2,681

Supplemental disclosure of
 cash flow information:
  Income tax payments                          $    53          $     62
















The accompanying notes are an integral part of these financial statements. Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is our opinion that all adjustments of a normal recurring nature necessary for a fair statement of the results of operations for the interim periods have been made.

The results of operations in the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected in the fiscal year ending June 30, 2001.

Note 2. Summary Significant Accounting Policies

Derivatives

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements 137 and 138. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of Statement No. 133, as amended, on July 1, 2000, resulted in a cumulative effect of an accounting change of $515,000 being recognized in the Statement of Net Income, net of taxes, and a corresponding credit in other comprehensive income.

The Company purchases various derivative instruments as investments or to create natural economic hedges of its interest rate risk and commodity price risk. At September 30, 2000 derivative instruments are not designated as accounting hedges as defined by Statement 133. The fair value of derivative instruments is based upon broker quotes.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value. Gains and losses, both realized and unrealized, are included in other income and expense

Note 3 Investments

On July 1, 2000 the Company transferred all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category. Accordingly, the Company recognized the accumulated unrealized loss of $3,894,000 in the consolidated statement of net income for the period ended September 30, 2000 as other income and a corresponding amount in other comprehensive income for the period ended September 30, 2000.

The following is a summary of trading investments at September 30, 2000.

    (in thousands)
                                 Fair Value

    Corporate debt                $ 58,485
    U.S. Treasury obligations       46,483
    U.S. Agency obligations         71,380
    Preferred stock                 46,732
    Futures, options and other
        derivative investments       1,035
                                  $224,115

Net unrealized holding gains on trading securities included in earnings is $1,813,000 at September 30, 2000.


Note 4.  Inventories
(In thousands)
                             Processed   Unprocessed      Total
September 30, 2000
Coffee                        $ 4,103      $ 9,225        $13,328
Allied products                11,433        4,737         16,170
Coffee brewing equipment        1,933        4,700          6,633
                              $17,469      $18,662        $36,131
June 30, 2000
Coffee                        $ 4,007      $ 9,239        $13,246
Allied products                11,922        5,210         17,132
Coffee brewing equipment        2,034        4,358          6,392
                              $17,963      $18,807        $36,770


Note 5.  Employee Stock Ownership Plan

During the three month period ended September 30, 2000 the Company loaned the ESOP $225,000 which the ESOP used to purchase additional shares, and the Company charged $268,000 to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares is recorded as additional paid-in capital.

The ESOP shares as of September 30, 2000 are as follows:

Allocated shares                             -
Committed to be released shares          4,392
Unallocated shares                      83,783
Total ESOP shares                       87,875






Note 6.  Comprehensive Income

                                            For the three months
(In thousands)                               ended September 30,
                                                2000       1999

Net income                                    $ 7,601     $8,088
Unrealized investment gains (losses), net       2,646       (382)
Total comprehensive income                    $10,247     $7,706

Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating trends discussed in the Form 10-K for fiscal 2000 have continued into the first quarter of fiscal 2001. Green coffee costs during the first quarter of fiscal 2001 have decreased slightly since the June 30, 2000 year end and are lower than green coffee costs during the first quarter of fiscal 2000. Gross profit margins have remained strong, but it is not clear whether these margins can be sustained.

Net sales for the first quarter of fiscal 2001 decreased 2% to $52,015,000 as compared to $53,068,000 in the same quarter of fiscal 2000 and 4% as compared to $54,035,000 in the same quarter of fiscal 1999. Gross profit decreased 1% to $32,303,000 as compared to $32,770,000 in the same quarter of fiscal 2000 and increased 4% as compared to $31,115,000 in the same quarter of fiscal 1999.

Operating expenses in the first quarter of fiscal 2001, consisting of selling and general and administrative expenses, increased 4% to $22,845,000 as compared to $21,921,000 in the same quarter of fiscal 2000, and increased 5% as compared to $21,794,000 in the same quarter of fiscal 1999. The increase is primarily attributed to salaries and other compensation related expenses.

On July 1, 2000 we adopted the Financial Accounting Standards Board (FASB) Statement No. 133, "Accounting for Derivative Instruments and
Hedging Activities", as amended by Statements 137 and 138. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of Statement No. 133 and 138 on July 1, 2000 resulted in $3,894,000 recognized in "Other expense," and $515,000 recognized as the "Cumulative effect of accounting change", adjusted for income taxes. The after tax cumulative effect adjustment of $310,000 represents approximately $0.17 per share.

Net income before the cumulative effect of accounting change decreased 6% to $7,911,000, or $4.30 per share, as compared to $8,088,000 or $4.32 per share and increased 1% as compared to $7,539,000 or $3.91 per share and increased 1% as compared to $7,539,000 or $3.91 per share in the same periods of fiscal 2000 and 1999, respectively.

Quarterly Summary of Results
(In thousands of dollars)

                         09/30/99  12/31/99  03/31/00  06/30/00   09/30/00
Net sales                 53,068    56,303    56,354    52,963     52,015
Gross profit              32,770    32,903    38,230    37,816     32,303
Operating income          10,849    10,459    13,913    13,744      9,458
Net income                 8,088     8,316    10,364    10,808      7,601

As a percentage of sales
                         09/30/99  12/31/99  03/31/00  06/30/00   09/30/00
Net sales                 100.00    100.00    100.00    100.00     100.00
Gross profit               61.75     58.44     67.84     71.40      62.10
Operating income           20.44     18.58     24.69     25.95      18.18
Net income                 15.24     14.77     18.39     20.41      14.61

In dollars
                         09/30/99  12/31/99  03/31/00  06/30/00   09/30/00
Net income per share        4.32      4.45      5.60      5.85       4.13

Market Risk Disclosures
Financial Markets

Our portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, medium term notes and federal agency and treasury securities. As of September 30, 2000, over 48% of these funds were invested in instruments with maturities shorter than one hundred eighty one days. The portfolio's interest rate risk is not hedged. Its average maturity is approximately 241 days and a 100 basis point move in the Fed Funds Rate is illustrated in the following table.

Interest Rate Changes
(In thousands)
                                                  Change in Market
           Market Value of September 30, 2000     Value of Fixed
               Fixed Income Investments         Income Investments

-100 b.p.                $187,350                       $1,855
unchanged                 185,495                            -
+100 b.p.                 183,640                       (1,855)

We are exposed to market value risk arising from changes in interest rates on our portfolio of preferred stock. We review the interest rate sensitivity of these securities and (a) enter into "short positions" in futures contracts on U.S. Treasury securities or (b) hold put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stock. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2000. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred stock holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)
                    Market Value of September 30, 2000    Change in Market
                    Preferred       Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio

-200 basis points   $52,148.8          $0.0    $52,148.8      $6,021.6
   ("b.p.")
-100 b.p.            48,901.3          19.5     48,920.8       2,793.6
Unchanged            45,089.3       1,037.9     46,127.2           0.0
+100 b.p.            41,259.6       4,479.7     45,739.3        (388.0)
+200 b.p.            37,726.1       7,713.8     45,439.9        (687.3)


The number and type of future and option contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At September 30, 2000 and 1999 the derivatives consisted entirely of put options on a U.S. Treasury Bond futures contract.

Commodity Price Changes

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business, we enter into commodity purchase agreements with suppliers and we purchase green coffee contracts.

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at September 30, 2000. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at September 30, 2000.

Commodity Risk Disclosure
(In thousands)
                           Market Value of
Coffee Cost    Coffee    September 30, 2000         Change in Market Value
Change        Inventory  Futures & Options   Totals  Derivatives Inventory

-10%           $11,995        $393,000      $12,388   $ 395       $(1,333)
unchanged       13,328          (2,000)      13,326       -             -
+10%            14,661        (397,000)      14,264    (395)        1,333

At September 30, 2000 the derivatives consisted mainly of commodity futures with maturities shorter than three months.


PART II OTHER INFORMATION

Item 1.  Legal proceedings.                                not applicable.

Item 2.  Changes in securities                                     none.

Item 3.  Defaults upon senior securities.                          none.

Item 4.  Submission of matters to a vote of security holders.      none.

Item 5.  Other information                                         none.

Item 6.  Exhibits and reports on Form 8-K.
  (a)  Exhibits.
         (2)  Plan of acquisition, reorganization,
              arrangement, liquidation or succession.      not applicable.

         (4)  Instruments defining the right of security
              holders, including indentures.               not applicable.

        (11)  Statement re computation of per share
              earning.                                     not applicable.

        (15)  Letter re unaudited interim financial
              information                                  not applicable.

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

Date:  November 13, 2000                     Farmer Bros. Co.
                                             (Registrant)

                                             /s/John E. Simmons
                                             John E. Simmons
                                             Treasurer and
                                             Chief Financial Officer