Form 10-Q
period 2000-12-31
FARMER BROTHERS CO
filed 2001-02-13
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended December 31, 2000
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Number of shares of Common Stock outstanding:  1,926,414 as of December
31, 2000.







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

                               2000        1999        2000        1999

Net sales                    $57,795     $56,303     $109,810    $109,371
Cost of goods sold            19,164      23,400       38,876      43,698
                              38,631      32,903       70,934      65,673
Selling expense               21,253      20,230       41,234      40,160
General and administrative
  expenses                     2,614       2,214        5,478       4,205
                              23,867      22,444       46,712      44,365
Income from operations        14,764      10,459       24,222      21,308

Other income:
  Dividend income                746         654        1,504       1,269
  Interest income              3,209       2,384        6,200       4,654
  Other, net                     795         363          666         109
                               4,750       3,401        8,370       6,032
Income before taxes           19,514      13,860       32,592      27,340

Income taxes                   7,707       5,544       12,874      10,936

Income before cumulative
 effect of accounting change  11,807       8,316       19,718      16,404

Cumulative effect of
  accounting change,
  net of income taxes              -           -        (310)           -

Net income                   $11,807     $ 8,316     $ 19,408    $ 16,404
Income per common share:
  Before cumulative effect
    of accounting change     $ 6.40      $ 4.45        $10.70      $ 8.77
  Cumulative effect of
    accounting change             -           -          (.17)          -
Net income per share         $ 6.40      $ 4.45        $10.53      $ 8.77

Weighted average shares
  outstanding               1,842,807   1,870,134    1,842,554   1,870,444

Dividends declared per share  $0.80       $0.75         $1.60       $1.50






The accompanying notes are an integral part of these financial statements.
                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             December 31,       June 30,
                                                 2000             2000
                                  ASSETS
Current assets:
  Cash and cash equivalents                    $ 22,427        $ 15,504
  Short term investments                        224,081         114,346
  Accounts and notes receivable, net             19,809          18,494
  Inventories                                    35,959          36,770
  Income tax receivable                           1,340           1,340
  Deferred income taxes                           1,224           1,224
  Prepaid expenses                                  482             882
    Total current assets                        305,322         188,560

Property, plant and equipment, net               39,514          38,741
Notes receivable                                  3,160           3,081
Long term investments                                 -          94,243
Other assets                                     25,240          23,975
Deferred income taxes                             3,104           4,867
    Total assets                               $376,340        $353,467

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  6,271        $  5,921
  Accrued payroll expenses                        6,153           5,953
  Other                                           7,412           5,092
    Total current liabilities                    19,836          16,966

Accrued postretirement benefits                  19,934          19,198
Other long term liabilities                       4,190           4,190
                                                 24,124          23,388

Commitments and contingencies                         -               -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,926,414 shares
    issued and outstanding                        1,926           1,926
  Additional paid-in capital                     16,408          16,359
  Retained earnings                             327,614         311,153
  Unearned ESOP shares                          (13,568)        (13,679)
  Accumulated other comprehensive income              -          (2,646)
   Total shareholders' equity                   332,380         313,113
   Total liabilities and shareholders' equity  $376,340        $353,467










The accompanying notes are an integral part of these financial statements.


                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                 For the six months
                                                 ended December 31,

                                                2000              1999
Cash flows from operating activities:
   Net income                                 $ 19,408          $ 16,404

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Cumulative effect of accounting change       310                  -
     Depreciation                               2,717              2,872
     Deferred income taxes                      1,763                  -
     Loss on sales of assets                      (19)                43
     ESOP Contribution expense                    549                  -
     Net loss (gain) on investments              (462)               182
     Net unrealized loss on investments
       reclassified as trading                  2,336                  -
   Change in assets and liabilities:
     Investments classified as trading        (15,030)                 -
     Accounts and notes receivable             (1,352)            (3,545)
     Inventories                                  811                 (5)
     Income tax receivable                          -                249
     Prepaid expenses and other assets           (897)            (1,633)
     Accounts payable                             350              2,310
     Accrued payroll and expenses and other
        liabilities                             2,520                705
     Other long term liabilities                  736                805
Total adjustments                              (5,668)             1,983

Net cash provided by operating activities    $ 13,740           $ 18,387





















The accompanying notes are an integral part of these financial statements.

                              FARMER BROS. CO
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)
                                                 For the six months
                                                 ended December 31,

                                                2000              1999

Net cash provided by operating activities:     $13,740           $18,387

Cash flows from investing activities:
   Purchases of property, plant and equipment   (3,517)           (7,722)
   Proceeds from sales of property, plant
    and equipment                                   79               175
   Purchases of investments                          -          (162,031)
   Proceeds from sales of investments                -           162,636
   Notes issued                                    (78)                -
   Notes repaid                                     36                68
Net cash used in investing activities           (3,480)           (6,874)

Cash flows from financing activities:
   Dividends paid                               (2,947)           (2,809)
   Purchase of common stock                          -             3,160
   ESOP loan                                      (390)                -

Net cash used in financing activities           (3,337)           (5,969)

Net decrease in cash and
 cash equivalents                                6,923             5,544

Cash and cash equivalents at beginning
 of period                                      15,504             4,404

Cash and cash equivalents at end of period     $22,427           $ 9,948

Supplemental disclosure of
 cash flow information:
  Income tax payments                          $10,257          $  9,993

















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

The results of operations in the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected in the fiscal year ending June 30, 2001.

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

The Company purchases various derivative instruments as investments or to create natural economic hedges of its interest rate risk and commodity price risk. At December 31, 2000 derivative instruments are not designated as accounting hedges as defined by Statement 133. The fair value of derivative instruments is based upon broker quotes.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value. Gains and losses, both realized and unrealized, are included in other income and expense.

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

The following is a summary of trading investments at December 31, 2000.

(In thousands)                                                Fair Value

    Corporate debt                                            $ 58,263
    U.S. Treasury obligations                                   60,978
    U.S. Agency obligations                                     52,197
    Preferred stock                                             44,127
    Other fixed income                                           8,002
    Futures, options and other and derivative investments          514
                                                              $224,081

Net unrealized holding gains on trading securities included in earnings is $2,336,000 at December 31, 2000.

Note 4.  Inventories

(In thousands)              Processed      Unprocessed     Total

December 31, 2000
Coffee                        $ 3,912      $ 9,282        $13,194
Allied products                11,601        5,117         16,718
Coffee brewing equipment        2,101        3,946          6,047
                              $17,614      $18,345        $35,959
June 30, 2000
Coffee                        $ 4,007      $ 9,239        $13,246
Allied products                11,922        5,210         17,132
Coffee brewing equipment        2,034        4,358          6,392
                              $17,963      $18,807        $36,770

Note 5.  Employee Stock Ownership Plan

During the three month period ended December 31, 2000 the Company loaned the ESOP $326,000 which the ESOP used to purchase additional shares, and the Company charged $261,000 to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares is recorded as additional paid-in capital.

The ESOP shares as of December 31, 2000 are as follows:

Allocated shares                             5,858
Committed to be released shares                  -
Unallocated shares                          82,917
Total ESOP shares                           88,775

Note 6.  Comprehensive Income

(In thousands)            For the three months    For the six months
                           ended December 31,     ended December 31,
                            2000      1999         2000        1999

Net income                 $11,807   $ 8,316     $19,408     $16,404
Unrealized investment
  gains (losses), net            -    (1,010)       2,646     (1,392)
Total comprehensive income $11,807   $ 7,306      $22,054    $15,012


Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the second quarter of fiscal 2001 increased 2.7% to $57,795,000 as compared to $56,303,000 in the same quarter of fiscal 2000 and 2.5% as compared to $56,408,000 in the same quarter of fiscal 1999 primarily because of higher sales prices of roast coffee and increased sales of allied products. The cost of green coffee has declined in 1999 and 2000. As a result, gross profit increased 17% to $38,631,000 as compared to $32,903,000 in the same quarter of fiscal 2000 and increased 20% as compared to $32,095,000 in the same quarter of fiscal 1999.

Operating expenses in the second quarter of fiscal 2001, consisting of selling and general and administrative expenses, increased 6.3% to $23,867,000 as compared to $22,444,000 in the same quarter of fiscal 2000, and increased 9.7% as compared to $21,750,000 in the same quarter of fiscal 1999. The increase is primarily attributed to compensation related expenses, higher gasoline and diesel costs and larger coffee brewing equipment costs.

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

Income after taxes for the second quarter of fiscal 2001 reached
$11,807,000, or $6.40 per share, as compared to $8,316,000, or $4.45 per share, in the second quarter of fiscal 2000 and $7,905,000, or $4.10 per share, in the same quarter of fiscal 1999.

Net income for the first half of fiscal 2001 before the cumulative effect of accounting change increased 20% to $19,718,000, or $10.69 per share, as compared to $16,404,000 or $8.77 per share in fiscal 2000 and increased 28% as compared to $15,444,000 or $8.02 per share in the same period of fiscal 1999.

Quarterly Summary of Results
(In thousands of dollars)
                         12/31/99  03/31/00  06/30/00  09/30/00   12/31/00
Net sales                  56,303    56,354    52,963    52,015     57,795
Gross profit               32,903    38,230    37,816    32,303     38,631
Operating income           10,459    13,913    13,744     9,458     14,764
Net income                  8,316    10,364    10,808     7,601     11,807

As a percentage of sales
                         12/31/99  03/31/00  06/30/00  09/30/00   12/31/00
Net sales                 100.00    100.00    100.00    100.00     100.00
Gross profit               58.44     67.84     71.40     62.10      66.84
Operating income           18.58     24.69     25.95     18.18      25.55
Net income                 14.77     18.39     20.41     14.61      20.43

In dollars
                         12/31/99  03/31/00  06/30/00  09/30/00   12/31/00
Net income per share       4.45      5.60      5.85      4.13       6.40
Market Risk Disclosures
Financial Markets

Our portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, medium term notes and federal agency and treasury securities. As of December 31, 2000, over 62% of these funds were invested in instruments with maturities shorter than one hundred eighty one days. The portfolio's interest rate risk is not hedged. Its average maturity is approximately 170 days and a 100 basis point move in the Fed Funds Rate is illustrated in the following table.

Interest Rate Changes
(In thousands)
                                                  Change in Market
           Market Value of December 31, 2000      Value of Fixed
               Fixed Income Investments           Income Investments

-100 b.p.             $201,234                         2,012
unchanged              201,234                             -
+100 b.p.              201,234                        (2,012)

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2000. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred stock holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)
                    Market Value of December 31, 2000     Change in Market
                    Preferred       Futures &   Total     Value of Total
                      Stock          Options   Portfolio     Portfolio

-200 basis points   $50,463.9          $0.0    $50,463.9      $6,002.9
   ("b.p.")
-100 b.p.            47,684.4            .2     47,684.6       3,223.6
Unchanged            44,127.4         333.6     44,461.0           0.0
+100 b.p.            40,403.4       3,560.6     43,964.0        (497.0)
+200 b.p.            36,915.2       7,063.3     43,978.5        (482.5)


The number and type of future and option contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At December 31, 2000 and 1999 the derivatives consisted entirely of put options on a U.S. Treasury Bond futures contract.





Commodity Price Changes

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business, we enter into commodity purchase agreements with suppliers and we purchase green coffee contracts.

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at December 31, 2000. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at December 31, 2000.

Commodity Risk Disclosure
(In thousands)
                                Market Value of
Coffee Cost       Coffee      December 31, 2000       Change in Market Value
Change         Inventory   Futures & Options  Totals  Derivatives   Inventory

-10%              $11,875         $166       $12,040     $98       ($1,319)
unchanged          13,194           68        13,262       -             -
+10%               14,513          (30)       14,483     (98)        1,319

At December 31, 2000 the derivatives consisted mainly of commodity futures with maturities shorter than three months.

PART II OTHER INFORMATION

Item 1.  Legal proceedings.
not applicable.

Item 2.  Changes in securities
none.

Item 3.  Defaults upon senior securities.
none.

Item 4.  Submission of matters to a vote of security holders.

         The Annual Meeting of Shareholders of Farmer Bros. Co. was held on November 27, 2000. Holders of the Company's common stock were entitled to one vote per share of common stock held.

         Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors: Roy F. Farmer, Roy E. Farmer, Catherine E. Crowe, Lewis A. Coffman, Guenter W. Berger and John M. Anglin. There were 1,499,396 shares for election and 156,548 shares against election.

         The proposed amendment to Article III, Section 2 of the Bylaws of the Company to provide for a variable number of directors of five to nine from the presently authorized six. By a vote of 1,557,320 shares for, 97,054 shares against and 1,570 shares abstaining the resolution was adopted.

         The proposal to appoint Ernst & Young LLP as the independent accountants for the Company for the year ended June 30, 2001 was approved with 1,655,233 shares in favor of the resolution, 560 shares against and 151 shares abstaining.

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

Date:  February 14, 2001                     Farmer Bros. Co.
                                             (Registrant)

                                             /s/ John E. Simmons
                                             John E. Simmons
                                             Treasurer and
                                             Chief Financial Officer