Form 10-Q
period 2001-03-31
FARMER BROTHERS CO
filed 2001-05-10
CIK 34563

SECURITIES AND EXCHANGE COMMISSION


                                 FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended March 31, 2001
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

Number of shares of Common Stock outstanding: 1,926,414 as of March 31, 2001.





















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

                                2001       2000          2001      2000

Net sales                     $ 54,814   $ 56,354      $164,624 $165,725
Cost of goods sold              18,401     18,124        57,277   61,822
                                36,413     38,230       107,347  103,903
Selling expense                 21,310     21,053        62,544   61,213
General and administrative
  expenses                       3,221      3,264         8,699    7,469
                                24,531     24,317        71,243   68,682

Income from operations          11,882     13,913        36,104   35,221

Other income:
   Dividend income                 770        719         2,274    1,988
   Interest income               3,204      2,604         9,404    7,258
   Other, net                      331        253           997      362
                                 4,305      3,576        12,675    9,608

Income before taxes             16,187     17,489        48,779   44,829

Income taxes                     6,394      7,125        19,268   18,061


Income before cumulative
  effect of accounting change    9,793     10,364        29,511   26,768

Cumulative effect of
  accounting change,
  net of income taxes                -          -          (310)        -

Net income                    $  9,793   $ 10,364      $ 29,201 $ 26,768


Income per common share:
  Before cumulative effect
    of accounting change        $5.32     $5.60           $16.02  $14.37
  Cumulative effect of
    accounting change               -         -             (.17)      -
Net income per share            $5.32     $5.60           $15.85  $14.37

Weighted average shares
  outstanding               1,843,497  1,848,350       1,842,868 1,863,035

Dividends declared per
  common share                  $0.80     $0.75            $2.40     $2.25

The accompanying notes are an integral part of these financial statements.
                             FARMER BROS. CO.
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                             March 31,           June 30,
                                               2001                2000

Current assets:
   Cash and cash equivalents                 $  5,930           $ 15,504
   Short term investments                     249,687            114,346
   Accounts and notes receivable, net          16,678             18,494
   Inventories                                 35,606             36,770
   Income tax receivable                        1,340              1,340
   Deferred income taxes                        1,224              1,224
   Prepaid expenses                               842                882
     Total current assets                     311,307            188,560

Property, plant and equipment, net             38,826             38,741
Notes receivable                                3,161              3,081
Long term investments                               -             94,243
Other assets                                   25,880             23,975
Deferred income taxes                           3,104              4,867
     Total assets                            $382,278           $353,467

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  6,602           $  5,921
  Accrued payroll expenses                      4,611              5,953
  Other                                         5,495              5,092
     Total current liabilities                 16,708             16,966

Accrued postretirement benefits                20,356             19,198
Other long term liabilities                     4,190              4,190
                                               24,546             23,388

Commitments and contingencies                       -                  -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,926,414 shares
    issued and outstanding                      1,926              1,926
   Additional paid-in capital                  16,491             16,359
   Retained earnings                          335,933            311,153
   Unearned ESOP shares                       (13,326)           (13,679)
   Accumulated other comprehensive income           -             (2,646)
     Total shareholders' equity               341,024            313,113
     Total liabilities and shareholders'
       equity                                $382,278           $353,467








The accompanying notes are an integral part of these financial statements.
                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                          For the nine months
                                                          ended March 31,

                                               2001               2000

Cash flows from operating activities:
  Net income                                  $ 29,201          $ 26,768

Adjustments to reconcile net income to
  net cash (used in) provided by operating activities:
   Cumulative effect of accounting change         310                  -
   Depreciation                                 4,092              4,240
   Deferred income taxes                        1,763                  -
   (Gain) loss on sales of assets                 (99)               678
   ESOP contribution expense                      875                  -
   Net loss on investments                        645                450
   Net unrealized loss on investments
     reclassified as trading                    2,337                  -
 Change in assets and liabilities:
   Investments classified as trading          (41,743)                 -
   Accounts and notes receivable                1,534               (393)
   Inventories                                  1,164             (1,505)
   Income tax receivable                            -                249
   Prepaid expenses and other assets           (1,906)            (1,794)
   Accounts payable                               681              1,869
   Accrued payroll and expenses and other
     liabilities                                 (939)             1,967
   Other long term liabilities                  1,158              1,132
Total adjustments                             (30,128)             6,893

Net cash (used in) provided by operating
     activities                                 ($927)           $33,661




















The accompanying notes are an integral part of these financial statements.
                             FARMER BROS. CO.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)
                                (Unaudited)


                                                           For the nine months
                                                           ended March 31,

                                               2001               2000

Net cash (used in) provided by operating
   activities:                                 ($927)          $  33,661

Cash flows from investing activities:
   Purchases of property, plant and equipment (4,205)            (11,138)
   Proceeds from sales of property, plant
     and equipment                               167                 700
   Purchases of investments                        -            (224,639)
   Proceeds from sales of investments              -             224,037
   Notes issued                                  (78)                  -
   Notes repaid                                  280                 101
Net cash used in investing activities         (3,836)            (10,939)

Cash flows from financing activities:
   Dividends paid                             (4,421)             (4,197)
   Purchase of common stock                        -              (3,962)
   ESOP loan                                    (390)                  -
Net cash (used in) financing activities       (4,811)             (8,159)

Net (decrease) increase in cash and
   cash equivalents                           (9,574)             14,563

Cash and cash equivalents at
   beginning of period                        15,504               4,403

Cash and cash equivalents at end of period   $ 5,930            $ 18,966

Supplemental disclosure of cash flow information:
  Income tax payments                        $18,459            $ 15,085
















The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. It is our opinion that all adjustments of a normal recurring nature necessary for a fair statement of the results of operations for the interim periods have been made.

The results of operations in the nine month period ended March 31, 2001 are not necessarily indicative of the results that may be expected in the fiscal year ending June 30, 2001.

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

The Company purchases various derivative instruments as investments or to create natural economic hedges of its interest rate risk and commodity price risk. At March 31, 2001 derivative instruments are not designated as accounting hedges as defined by Statement 133. The fair value of derivative instruments is based upon broker quotes.

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

The following is a summary of trading investments at March 31, 2001.

(In thousands)                                                Fair Value

    Corporate debt                                            $100,021
    U.S. Treasury obligations                                   37,307
    U.S. Agency obligations                                     57,683
    Preferred stock                                             45,653
    Other fixed income                                           8,010
    Futures, options and other and derivative investments        1,013
                                                              $249,687

Net unrealized holding gains on trading securities included in earnings is $402,000 at March 31, 2001.




Note 4.  Inventories

(In thousands)              Processed        Unprocessed      Total

March 31, 2001
Coffee                        $ 3,917         $ 9,334       $13,251
Allied products                12,305           4,380        16,685
Coffee brewing equipment        1,865           3,805         5,670
                              $18,087         $17,519       $35,606
June 30, 2000
Coffee                        $ 4,007         $ 9,239       $13,246
Allied products                11,922           5,210        17,132
Coffee brewing equipment        2,034           4,358         6,392
                              $17,963         $18,807       $36,770

Interim LIFO Calculations

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

Note 5.  Employee Stock Ownership Plan

During the three month and nine month periods ended March 31, 2001 the Company charged $281,000 and $815,000, respectively, to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares is recorded as additional paid-in capital.

The ESOP shares as of March 31, 2001 are as follows:

Allocated shares                             5,858
Committed to be released shares              1,481
Unallocated shares                          81,436
Total ESOP shares                           88,775

Note 6.  Comprehensive Income

(In thousands)          For the three months   For the nine months
                         ended March 31,        ended March 31,
                          2001      2000         2001       2000

Net income               $ 9,793   $10,364     $29,201  $26,768
Unrealized investment
  gains (losses), net          -      (445)      2,646   (1,837)
Total comprehensive
  income                 $ 9,793   $ 9,919     $31,847  $24,931

Item 2.  Management's Discussion and Analysis

Financial Condition

There have been no material changes in the Company's financial condition since the year ended June 30, 2000. On July 1, 2000 the Company transferred all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category. As a result there is in an increase in current assets and working capital which now include assets previously classified as "non-current".

                         March 31,           June 30,
                            2001          2000

Current assets           $311,307       $188,560
Current liabilities        16,708         16,966
  Working capital         294,599        171,594
  Quick ratio             16.30:1         8.74:1
Total assets             $382,278       $353,467
Results of Operations

Net sales for the third quarter of fiscal 2001 decreased 2.7% to $54,814,000 as compared to $56,354,000 in the same quarter of fiscal 2000 and 0.7% as compared to $55,207,000 in the same quarter of fiscal 1999.
Net sales for the nine months of fiscal 2001 declined 0.7% to $164,624,000 as compared to $165,725,000 in the same period of the prior fiscal year. Although sales of allied products have grown, continued decreases in the sales volume of roast coffee result in an overall decrease in sales. Volatility in the green coffee market and a general decline in the cost of green coffee in the current fiscal year has allowed us to maintain strong profit margins on coffee products. Gross profit in the most recent quarter decreased 4.7% to $36,413,000 as compared to $38,230,000 in the same quarter of fiscal 2000 and increased 3.5% as compared to $35,153,000 in the same quarter of fiscal 1999. Gross profit for fiscal 2001 to date increased 3.3% to $107,347,000, or 65.2% of sales, as compared to $103,903,000, or 62.7% of sales, in the same period of fiscal 2000.

Operating expenses, consisting of selling and general and administrative expenses, increased 0.9% to $24,531,000 in the third quarter of fiscal 2001, as compared to $24,317,000 in the same quarter of fiscal 2000, and increased 6.6% as compared to $23,009,000 in the same quarter of fiscal 1999. Operating expenses for the first nine months of the current fiscal year increased 3.7% to $71,243,000 from $68,682,000 in the same period of the 1999 fiscal year, and 7.0% as compared to $66,553,000 in the same period of fiscal 1999. The increases are primarily compensation related, with higher product delivery costs (including the cost of gasoline and diesel) and increased coffee brewing equipment expenses.

Other income for the quarter ended March 31, 2001 increased 20.4% to $4,305,000 as compared to $3,576,000 in the same quarter of the prior fiscal year, and increased 31.9% to $12,675,000 in the first three quarters of fiscal 2001 as compared to $9,608,000 in the same period of the prior fiscal year. Higher interest rates during the first two quarters of the current fiscal year resulted in favorable comparisons with the prior year.

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

Net income for the third quarter of fiscal 2001 reached $9,793,000, or $5.32 per share, as compared to $10,364,000, or $5.60 per share, in the third quarter of fiscal 2000 and $9,159,000, or $4.83 per share, in the same quarter of fiscal 1999. Net income for the first nine months of fiscal 2001 increased 9.1% to $29,201,000, or $15.85 per share, as compared to $26,768,000 or $14.37 per share in fiscal 2000.

Quarterly Summary of Results
(In thousands of dollars)
                   03/31/00   06/30/00    09/30/00   12/31/00    03/31/01
Net sales           56,354     52,963      52,015     57,795      54,814
Gross profit        38,230     37,816      32,303     38,631      36,413
Operating income    13,913     13,744       9,458     14,764      11,882
Net income          10,364     10,808       7,601     11,807       9,793

As a percentage of sales
                   03/31/00   06/30/00    09/30/00   12/31/00    03/31/01
Net sales           100.00     100.00      100.00     100.00      100.00
Gross profit         67.84      71.40       62.10      66.84       66.43
Operating income     24.69      25.95       18.18      25.55       21.68
Net income           18.39      20.41       14.61      20.43       17.87

In dollars
                   03/31/00   06/30/00    09/30/00   12/31/00    03/31/01
Net income per
 share                5.60       5.85        4.13       6.40        5.32




Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Financial Markets

Our portfolio of investment grade money market instruments includes bankers acceptances, discount commercial paper, medium term notes and federal agency and treasury securities. As of March 31, 2001, over 75% of these funds were invested in instruments with maturities shorter than one hundred eighty days. The portfolio's interest rate risk is not hedged. Its average maturity is approximately 130 days and a 100 basis point move in the Fed Funds Rate is illustrated in the following table.

Interest Rate Changes
(In thousands)
                                                  Change in Market
           Market Value of March 31, 2001         Value of Fixed
               Fixed Income Investments           Income Investments

-100 b.p.             $205,053                         $2,032
unchanged              203,021                              -
+100 b.p.              200,989                         (2,032)

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2001.
This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred stock holdings, the yields on U.S. Treasury securities, and related futures and options.

Interest Rate Changes
(In thousands)

                             Market Value of March 31, 2001  Change in Market
                       Preferred      Futures &    Total      Value of Total
                         Stock         Options   Portfolio      Portfolio

-200 Basis points      $52,253.8          $0.0   $52,253.8      $5,645.1
("b.p.")
-100 b.p.               49,373.1          16.5    49,389.6       2,780.9
Unchanged               45,653.0         955.7    46,608.7             -
+100 b.p.               41,800.2       4,622.3    46,422.5        (186.2)
+200 b.p.               38,187.9       8,087.3    46,275.2        (333.5)

The number and type of future and option contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options. At March 31, 2001 and 2000 the derivatives consisted entirely of put options on a U.S. Treasury Bond futures contract.

Commodity Price Changes

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business, we enter into commodity purchase agreements with suppliers and we purchase green coffee contracts.

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at March 31, 2001. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at March 31, 2001.

Commodity Risk Disclosure
(In thousands)
                               Market Value of
Coffee Cost        Coffee      March 31, 2001        Change in Market Value
Change            Inventory  Futures & Options Totals Derivatives   Inventory

-10%               $11,926         $102      $12,028     $45     ($1,325)
unchanged           13,251           57       13,308       -           -
+10%                14,576           12       14,588     (45)      1,325


At March 31, 2001 the derivatives consisted mainly of commodity futures with maturities shorter than three months.


PART II OTHER INFORMATION

Item 1.  Legal proceedings.                                not applicable.

Item 2.  Change in securities.                                 none.

Item 3.  Defaults upon senior securities.                      none.

Item 4.  Submission of matters to a vote of security holders.  none

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

Date:  May 10, 2001                          FARMER BROS. CO.



                                             /s/ John E. Simmons

                                             Treasurer and
                                             Chief Financial Officer