Form 10-K
period 2001-06-30
FARMER BROTHERS CO
filed 2001-09-28
CIK 34563

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 2, 2001: 1,926,414 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $202 million.

Documents Incorporated by Reference

Certain portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held November 26, 2001, are incorporated by reference into Part III of this Annual Report on Form 10K. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 2001 have been incorporated by reference into
Part I of this Annual Report on Form 10K.


PAGE 1 OF 23 PAGES


PART I

Item 1.  Business

General: Farmer Bros. Co. was incorporated in California in 1923. We manufacture and distribute a product line that includes roasted coffee, coffee related products (coffee filters, stir sticks and creamers), teas, cocoa, spices, and soup and beverage bases to restaurants and other institutional establishments that prepare food, including restaurants, hotels, hospitals, convenience stores and fast food outlets. The product line presently includes over 300 items. Roasted coffee products make up fifty four percent of total sales. No single product other than coffee accounts for 10% or more of revenue. Our products are sold directly from delivery trucks by sales representatives who solicit, sell, and otherwise maintain our customer's accounts.

Raw Materials and Supplies: Our primary raw material is green coffee. Coffee purchasing, roasting and packaging takes place at our Torrance, California plant, which is also the distribution hub for our branches. Green coffee is an agricultural commodity. We purchase all of our green coffee through domestic commodity brokers. It is grown outside the United States and can be subject to volatile price fluctuations resulting from supply concerns related to crop availability and related conditions such as weather, political events and social instability in coffee producing nations. Government actions and trade restrictions between our own and foreign governments can also influence prices.

Green coffee prices are affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation (CCF), the Association of Coffee Producing Countries (ACPC) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to the coffee consuming nations.

Other raw materials used in the manufacture of allied products include a wide variety of spices, as well as tea, dry cocoa, dehydrated milk products, salt and sugar. All of these agricultural products can be subject to wide cost variation, but no combination of these raw materials has had the material effect on our operating results as green coffee.

Trademarks & Patents: We own approximately 38 registered U.S. trademarks, which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification.

Seasonality: We experience some seasonal influences. The winter months are the best sales months. However, our product line and geographic diversity provides some sales stability during the warmer months when coffee consumption decreases. Additionally, the summer months usually experience an increase in sales to seasonal businesses located in popular vacation areas.

Distribution: Our products are distributed by our selling divisions from 103 branches located in most large cities throughout the 29 western United States. We operate our own long haul trucking fleet to more effectively control the supply of products to these warehouses and try to minimize our inventory levels within each branch warehouse.

Customers: No customer represents a significant concentration of sales. The loss of any one or more of our larger customer accounts would have no material adverse effect on our operations. Customer contact and service quality, which is integral to our sales effort, is often secondary to product pricing for customers with their own distribution systems.

Competition: We face competition from many sources, including multi-national manufacturers of retail products like Procter & Gamble and Sara Lee Foods, grocery distributors like Sysco and U.S. Food Service and regional coffee roasters like Boyd Coffee Co. and Lingle Bros. We may have some competitive advantages due to our longevity, strong regional roots and sales and service force. Our customer base is price sensitive and we are often faced with price competition.

Working Capital: We finance our operations internally, and believe that working capital from internal sources will be adequate for the coming year.

Foreign Operations: We have no material revenues that result from foreign operations.

Other: On June 30, 2001, we employed 1,144 employees; 477 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog.

Item 2.  Properties

Reference is made to the information set forth in Registrant's Annual Report to Shareholders, which is incorporated herein by reference, in the section entitled "Offices, Warehouses and Plants." Our largest and most significant facility is the roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our fleet. We stage product in more than 100 small branch warehouses throughout our service area. These warehouses taken together represent a vital part of our business, but no individual warehouse is material to the group as a whole, and most warehouses vary in size from 2,500-12,000 sq. feet. We believe both the existing plant and distribution warehouses will continue to provide adequate capacity for the foreseeable future.

Item 3.  Legal Proceedings

We are both defendant and plaintiff in various legal proceedings incidental to our business which are ordinary and routine. It is our opinion that the resolution of these lawsuits will not have a material impact on our financial condition or results of operations.

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

                                2001                  2000
                   High    Low    Dividend   High    Low    Dividend

1st Quarter       $194.19  $165.00  $0.80  $208.00  $164.00  $0.75
2nd Quarter       $211.00  $176.88  $0.80  $174.75  $158.00  $0.75
3rd Quarter       $258.52  $188.00  $0.80  $179.00  $150.00  $0.75
4th Quarter       $239.00  $205.00  $0.80  $191.13  $158.00  $0.75

There were 2,363 holders of record on August 2, 2001.

Item 6.  Selected Financial Data
(In thousands, except per share data)
                               2001     2000     1999       1998     1997

Net sales                  $215,431  $218,688  $221,571  $240,092  $224,802
Income from operations      $42,115   $48,965   $36,770   $40,955   $16,789
Net income                  $36,178   $37,576   $28,865   $33,400   $16,690
Net income per share         $19.62    $20.22    $15.16    $17.34     $8.66

Proforma net income (a)     $36,488   $35,445   $27,327   $33,702   $17,077
Proforma net income (a)
   per share                 $19.79    $19.08    $14.36    $17.71     $8.86

Total assets               $390,395  $353,467  $324,836  $307,012  $276,849
Dividends per share           $3.20     $3.00     $2.80     $2.55     $2.40


(a) Upon adoption of SFAS No. 133 on July 1, 2000, the Company reclassified its investments held as "available for sale" to the "trading" category which resulted in an entry to recognize the accumulated unrealized loss of $3,894,000. The "proforma" amounts above summarize the effect on earnings and earnings per share on prior years' results as if the change had been in effect for those periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We have been able to maintain a strong working capital position, and believe that both our short and long term cash requirements for the coming year will be provided by internal sources. We have no major commitments for capital expenditures at this time, but are prepared to loan additional funds to the ESOP for purchase of up to 300,000 shares of Farmer Bros Co. common stock at a cost not to exceed $50,000,000. At June 30, 2001 the ESOP loan balance is $13,435,000.

(In thousands except ratio data)

                                2001      2000      1999
Current assets(a)           $318,879  $188,560  $181,549
Current liabilities          $17,655   $16,966   $15,918
  Working capital           $301,224  $171,594  $165,631
  Quick ratio(a)             16:1       9:1       9:1
Capital Expenditures          $5,912   $14,130    $6,167


(a)	Upon adoption of SFAS No. 133 on July 1, 2000, the Company
reclassified its investments held as "available for sale" to the "trading" category.

Results of Operations

Fiscal 2001 presented us with a less volatile green coffee market. World green coffee supplies, bolstered by supply from Vietnam and Brazil have pressured green coffee prices. Green coffee prices at June 30, 2001 are down about 34% from the beginning of the year. The coffee crop in Brazil, the world's largest coffee producer, appears to have weathered the frost season (during our summer) and a good crop is expected. As depicted in the "Change in Earnings per Share" analysis below, our 2001 sales declined 1.5%. Net sales decreased to $215,431,000 in 2001 as compared to $218,688,000 in 2000, and $221,571,000 in 1999. The primary cause of our sales decline has been reduced coffee usage by our customers who attribute this decrease to a variety of causes which, although not quantifiable, include the increasing number of competing beverages (both hot & cold) and a decrease in consumer spending. Fiscal year 2000 operations did not vary dramatically from the results of 1999.

Gross profit decreased to $141,400,000 in fiscal 2001, or 66% of sales, compared to $141,719,000 in 2000, or 65% of sales. Gross profit for 1999 was $131,737,000, or 59% of sales. During fiscal 2001, green coffee prices declined about 35% as compared to fiscal 2000 prices; however, as described below gross profit was impacted by the change in accounting for coffee contracts. During fiscal 2000, green coffee costs increased nearly 40% in the first half of the year, decreasing to beginning of the year levels by the first of June 2000. During the month of June 2000, green coffee costs increased over 30% as the result of a weather threat to the Brazilian coffee crop.

Operating expenses, composed of selling and general and administrative expenses increased to $99,285,000 in 2001 from $92,754,000 in 2000 and $94,967,000 in 1999. This increase in 2001 was primarily the result of an increase of $2,181,000, or 32%, in the cost of providing coffee brewing equipment to our customers and an increase of $2,678,000, or 4.2%, in payroll & employee benefits expenses as compared to fiscal 2000. This increase is primarily related to the cost of our employee stock ownership plan. Operating expenses decreased in fiscal 2000 as compared to fiscal 1999. This is primarily the result of a larger deferred compensation expenses in 1999.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement 133." The adoption of Statement Nos. 133 and 138 on July 1, 2001 resulted in a cumulative effect of an accounting change of $515,000 ($310,000 net of taxes) being recognized in the Statement of Net Income. Upon adoption of SFAS 133, securities were reclassified from the "available for sale" to the "trading" category. This resulted in an entry to recognize the accumulated unrealized loss of $3,894,000 in other income. All investments, consisting of marketable debt and equity securities, interest rate futures or options and money market instruments, are now held for trading purposes and are stated at fair value. Gains and losses, both realized and unrealized, are now included in other income and expense. Other income increased to $17,401,000 in 2001 as compared to $12,254,000 in 2000, and $11,745,000 in
1999 as the result of an increase in trading securities and coffee contracts net of the reclassification adjustment described above.

Income before taxes was $59,516,000 or 28% of sales in 2001, as compared to $61,219,000 or 28% of sales in 2000 and $48,515,000 or 22% of sales in
1999. Net income for fiscal year 2001 was $36,178,000, or $19.62 per share, as compared to $37,576,000, or $20.22 per share, in 2000 and $28,865,000, or $15.16 per share, in 1999.

We cannot forecast future trends, but note that fourth quarter operating results reflect the national economic slowdown that has been much discussed in the media. Fourth quarter sales in 2001 declined 7% or $4,007,000 as compared to third quarter 2001 sales, and 4% or $2,156,000 as compared to the same period of the prior fiscal year. Consumer spending has a direct effect on our results: decreased business travel, reduced entertainment expenses, reduced vacation travel, households that economize and eat out less frequently, corporate layoffs and even employees who bring a sack lunch instead of eating out all result in fewer restaurant sales dollars. As a supplier to the restaurant and hospitality industry, fewer restaurant sales means fewer sales of Farmer Bros.' products. Although profit margins have been stable, the decline in sales resulted in a substantially reduced fourth quarter profit. Operating income for the fourth quarter of fiscal 2001 declined 49% or $5,871,000 as compared to the third quarter of fiscal 2001 and 56% or $7,733,000 as compared to the same quarter of the prior fiscal year. Earnings per share decreased 36% to $3.77 in the fourth quarter of fiscal 2001 as compared to $5.85 per share in the same quarter of the prior fiscal year.

                                2001           2000            1999
Net income per common share    $19.62         $20.22         $15.16

Percentage change:
                                       2001 to 2000     2000 to 1999

Net sales                                 (1.5)%             (1.3)%
Cost of goods sold                        (3.8)%            (14.3)%
Gross profit                              (0.2)%              7.6 %
Operating expenses                         7.0 %             (2.3)%
Income from operations                   (14.0)%             33.2 %
Provisions for income taxes               (2.6)%             20.3 %
Net income                                (3.7)%             30.2 %

Change in Earnings Per Share

A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:

                               Per Share Earnings  Per Share Earnings
                                   2001 vs. 2000      2000 vs. 1999
Coffee:  Prices                           $ 0.32             $(0.67)
         Volume                            (3.20              (2.89)
         Cost                               2.09               6.86
         Gross profit                      (0.79)              3.30
Allied products:  Gross profit              0.62               2.12
Operating expenses                         (3.54)              1.19
Other income                                2.79               0.27
Provision for income taxes                  0.33              (2.15)
Accounting change                          (0.17)              0.00
Change in weighted average
   shares outstanding                       0.16               0.33
Net income                                $(0.60)             $5.06


Price Risk
Our operations are significantly impacted by the world market for our primary product: coffee. Coffee is an agricultural product that is produced in many nations around the world. Although it is consumed in those nations, the largest coffee consuming nation is the United States followed by Western Europe. Green coffee is traded domestically on the Coffee, Sugar & Cocoa Exchange (CSCE) in New York and is one of the largest and most volatile commodity markets.

The most important aspect of our operation is to secure a consistent supply of coffee. Some proportion of green coffee price fluctuations can be passed through to our customers, even if lagging the market changes; but maintaining a steady supply of green coffee is essential to keep inventory levels low and sufficient stock to meet customer needs. We purchase our coffee through established coffee brokers to help minimize the risk of default on coffee deliveries. To help ensure future supplies we purchase much of our coffee on forward contracts for delivery as long as six months in the future. Sometimes these contracts are fixed price contracts, where the price of the purchase is set regardless of the change in price of green coffee between the contract and delivery dates. At other times these contracts are variable price contracts that allow the delivered price of contracted coffee to reflect the market price of coffee at the delivery date.

Futures contracts not designated as hedges, and terminations of contracts designed as hedges are marked to market and changes are recognized in current earnings. There were no open contracts at June 30, 2000 and 1999.

In the event of non-performance by the counter parties, the Company could be exposed to credit and supply risk. The Company monitors the financial viability of the counter parties in an attempt to minimize this risk.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of June 30, 2001 over 58% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 159 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $2,100,000.

Our portfolio of preferred securities includes investments in derivatives that provide a natural economic hedge of interest rate risk. We review the interest rate sensitivity of these securities and (a) enter into "short positions" in futures contracts on U.S. Treasury securities or (b) hold put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates. We do not transact in futures contracts or put options for speculative purposes.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2001. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.


Interest Rate Changes
(In thousands)
                          Market Value at June 30, 2001   Change in Market
                         Preferred   Futures and    Total   Value of Total
                        Securities   Options       Portfolio     Portfolio

-200 basis points "(b.p.")$53,194.1       $0.0       $53,194.1    $5,678.0
-100 b.p.                  50,034.2       15.2        50,049.4     2,533.3
Unchanged                  46,254.0    1,262.1        47,516.1         0.0
+100 b.p.                  42,340.9    5,025.2        47,366.1      (150.0)
+200 b.p.                  38,758.0    8,297.3        47,055.3      (460.8)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options.

Commodity Price Changes
We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business we enter into commodity purchase agreements with suppliers and we purchase exchange traded green coffee contracts. The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at June 30, 2001. It assumes an immediate change in the price of green coffee, and the valuations of coffee futures and relevant commodity purchase agreements at June 30, 2001.

Commodity Risk Disclosure
(In thousands)
                           Market Value of
Coffee Cost   Coffee      June 30, 2001             Change in Market Value
Change      Inventory   Futures & Options   Total   Derivatives   Inventory

-10%           $11,585          $72       $11,657        $63       ($1,287)
unchanged       12,872            9        12,881          -
+10%            14,159          (54)       14,105        (63)       $1,287

At June 30, 2001 the derivatives consisted mainly of commodity futures with maturities shorter than three months.


Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Farmer Bros. Co. and
Subsidiary

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiary (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of income, cash flows, and shareholders' equity for the three years ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments in 2001.

	/s/Ernst & Young LLP


Long Beach, California
September 7, 2001



FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

                                               June 30,    June 30,
                                                    2001        2000
ASSETS
Current assets:
   Cash and cash equivalents                    $19,362     $15,504
   Short term investments                       243,818     114,346
   Accounts and notes receivable, net            15,326      18,494
   Inventories                                   35,780      36,770
   Income tax receivable                          2,991       1,340
   Deferred income taxes                          1,092       1,224
   Prepaid expenses                                 510         882
     Total current assets                       318,879     188,560

Property, plant and equipment, net               39,094      38,741
Notes receivable                                  2,727       3,081
Long term investments                                        94,243
Other assets                                     26,432      23,975
Deferred income taxes                             3,263       4,867
     Total assets                              $390,395    $353,467

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $5,153      $5,921
   Accrued payroll expenses                       6,421       5,953
   Other                                          6,081       5,092
     Total current liabilities                   17,655      16,966

Accrued postretirement benefits                  20,800      19,198
Other long term liabilities                       4,892       4,190
                                                 25,692      23,388

Commitments and contingencies                                  -

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     and outstanding 1,926,414                    1,926       1,926
   Additional paid-in capital                    16,629      16,359
   Retained earnings                            341,434     311,153
   Unearned ESOP shares                         (12,941)    (13,679)
   Accumulated other comprehensive loss            -         (2,646)
     Total shareholders' equity                 347,048     313,113

     Total liabilities and
         shareholders' equity                  $390,395    $353,467









The accompanying notes are an integral part of these financial statements.


FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

                                             Years ended June 30,

                                           2001         2000         1999
Net sales                              $215,431     $218,688     $221,571

Cost of goods sold                       74,031       76,969       89,834
                                        141,400      141,719      131,737

Selling expense                          84,524       82,858       81,321
General and administrative expense       14,761        9,896       13,646
                                         99,285       92,754       94,967
Income from operations                   42,115       48,965       36,770

Other income:
   Dividend income                        3,039        2,741        2,388
   Interest income                       12,308       10,080        8,870
   Other, net                             2,054         (567)         487
                                         17,401       12,254       11,745
Income before taxes                      59,516       61,219       48,515

Income taxes                             23,028       23,643       19,650

Income before cumulative effect
   of accounting change                 $36,488      $37,576      $28,865

Cumulative effect of accounting
   change (net of income taxes
   of $205,000)                            (310)       -               -

Net income                              $36,178      $37,576      $28,865

Income per common share:
   Before cumulative effect of
      accounting change                  $19.79       $20.22       $15.16
   Cumulative effect of
      accounting change                  ($0.17)       -            -
Net income per common share              $19.62       $20.22       $15.16


Pro forma assuming accounting changes
   were retroactively applied

   Net income                           $36,488      $35,445      $27,327
   Net income per common share           $19.79       $19.08       $14.36
Weighted average shares
    outstanding                       1,843,392    1,858,034    1,903,420











The accompanying notes are an integral part of these financial statements.


FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                      Years ended June 30,

                                                      2001        2000    1999
Cash flows from operating activities:
   Net income                                       $36,178   $37,576   $28,865

Adjustments to reconcile net income to net cash
  provided by operating activities:
   Cumulative effect of accounting change               310         -          -
   Depreciation                                       5,527     5,628      5,202
   Deferred income taxes                              1,736     2,505      (993)
   (Gain) loss on sales of assets                     (131)      686       (195)
   ESOP compensation expense                          1,398       489          -
   Net (gain) loss on investments                    (1,614)    1,502         13
   Net unrealized loss on investments
     reclassified as trading                          2,337         -          -
  Change in assets and liabilities:
     Investments classified as trading              (33,615)        -          -
     Accounts and notes receivable                    2,769      (335)     (177)
     Inventories                                        990    (3,095)     4,392
     Income tax receivable                           (1,651)   (1,091)       400
     Prepaid expenses and other assets               (2,130)   (3,128)   (1,841)
     Accounts payable                                 (768)    1,135       (819)
     Accrued payroll and expenses and
        other liabilities                            1,457       (87)       578
     Accrued postretirement benefits                 1,602     1,491      1,766
     Other long term liabilities                       702       690      3,500
 Total adjustments                                 (21,081)    6,390     11,826
Net cash provided by operating activities          $15,097   $43,966    $40,691

                                                   Years ended June 30,






The accompanying notes are an integral part of these financial statements.



FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)




                                                       Years ended June 30,

                                                       2001  2000        1999

Net cash provided by operating activities            $15,097   $43,966   $40,691

Cash flows from investing activities:
   Purchases of property, plant and equipment        (5,912)  (14,130)   (6,167)
   Proceeds from sales of property,
      plant and equipment                               207       700       252
   Purchases of available for sale investments           -   (278,083) (577,336)
   Proceeds from sales of available for
     sale investments                                    -    268,337    554,603
   Notes issued                                          (78)        -      (54)
   Notes repaid                                          831       843       142
Net cash used in investing activities               ($4,952) ($22,333) ($28,560)

Cash flows from financing activities:
   Dividends paid                                    (5,897)   (5,580)   (5,344)
   Common stock repurchased                              -     (4,103)  (11,817)
   Common stock issued                                   -     13,287     2,633
   ESOP contributions                                  (390)  14,136)      -

Net cash used in financing activities                (6,287)  (10,532)  (14,528)

Net increase (decrease) in cash
   and cash equivalents                              3,858    11,101    (2,397)

Cash and cash equivalents at beginning of year      15,504     4,403     6,800

Cash and cash equivalents at end of year            $19,362   $15,504    $4,403







The accompanying notes are an integral part of these financial statements.


 FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

                                                           Accumulated
                            Additional              Unearned      Other
                       Stock   Paid-in Retained ESOP      Comprehensive
                       Shares  Amount  Capital EarningShares Income(Loss)Total
___________________________________________________________   _________________
Balance at June 30, 1998 1,926,41 $1,926   $568 $271,395 $     - $1,023  274,912
Comprehensive income                              28,865                  28,865
   Net income
   Other comprehensive income,
     net of taxes ($1,024)
   Change in unrealized gain on
     available for sale securities                                -1,939  -1,939
   Reclassification adjustment
     for realized gain                                               401     401
                                                                  -1,538  -1,538
Total comprehensive income                                                27,327
Dividends ($2.80 per share)                       -5,344                  -5,344
Common stock repurchased -71,621     -71     -21 -11,725                 -11,817
Common stock issued       15,961      16   2,617                           2,633
Balance at June 30,1999 1,870,75 $1,871  $3,164 $283,191 $     -  ($515)$287,711
Comprehensive income
   Net income                                     37,576                  37,576
   Other comprehensive income,
     net of taxes ($1,487)
   Change in unrealized gain on
     available for sale securities                                -2,512  -2,512
   Reclassification adjustment
     for realized gain                                               381     381
                                                                  -2,131  -2,131
Total comprehensive income                                                35,445
Dividends ($3.00 per share)                       -5,580                  -5,580
Common stock repurchased -25,715     -26     -43  -4,034                  -4,103
Common stock issued
 to  ESOP                 81,375      81  13,206         -13,287               -
ESOP contributions                                          -849            -849
ESOP compensation expense                     32             457             489
Balance at
   June 30,2000        1,926,41 $1,926 $16,359 $311,153($13,679)($2,646)$313,113
Comprehensive income
   Net income                                     36,178                  36,178
   Transition adjustment
     for SFAS No. 133                                           2,646      2,646
Total comprehensive income                                                38,824
Dividends ($3.20 per share)                       -5,897                  -5,897
ESOP contributions                                             -390        -390
ESOP compensation expense                   270               1,128        1,398
Balance at June 30, 2001   1,926,41 $1,926 $16,629 $341,434 ($12,941)   $347,048




The accompanying notes are an integral part of these financial statements.


Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

Organization
The Company, which operates in one business segment, is in the business of roasting, packaging, and distributing coffee and allied products through direct sales to restaurants, hotels, hospitals, convenience stores and fast food outlets. The Company's products are distributed by its selling divisions from branch warehouses located in most large cities throughout the western United States.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary FBC Finance Company. All significant inter-company balances and transactions have been eliminated.

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

Investments
The Company's investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All such instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2001 no derivative instruments are designated as accounting hedges. The fair value of derivative instruments is based upon
broker quotes.   The cost of investments sold is determined on the specific identification method.  Dividend and interest income is accrued as earned.

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



Net Income Per Common Share
Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding those unallocated shares held by the Company's Employee Stock Ownership Plan (see Note 6). The Company has no dilutive shares for any of the three fiscal years in the period ended June 30, 2001. Accordingly, the consolidated financial statements present only basic net income per share.

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

Shipping and Handling Costs
The Company distributes its products directly to its customers and its shipping and handling costs are considered Company selling expenses.

Collective Bargaining Agreements
The Company employs 1,144 employees, 477 are subject to collective bargaining agreements. The duration of these agreements extend from 2001 to 2004.


Note 2 Investments and Derivative Instruments

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements 137 and 138. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133, as amended, on July 1, 2000, resulted in a cumulative effect of an accounting change of $515,000 ($310,000 net of taxes) being recognized in the Statement of Net Income, and a corresponding credit in other comprehensive income.

The Company purchases various derivative instruments as investments or to create natural economic hedges of its interest rate risk and commodity price risk. At June 30, 2001 derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in other income and expense.

Upon initial application of SFAS Nos. 133 and 138 on July 1, 2000, the Company transferred all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category. Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value. Gains and losses, both realized and unrealized, are included in other income and expense. On July 1, 2000 the company transferred all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category. Accordingly, the Company recognized the accumulated unrealized loss of $3,894,000 in the consolidated statement of net income.


Investments at June 30, 2001 are as follows:
(In thousands)
		                               Net Gain	  Fair
June 30, 2001	               Cost	 or (Loss)	Value


Trading securities
  Corporate debt                                $85,035        $80    $85,115
  U.S. Treasury Obligations                      71,030        188     71,218
  U.S. Agency Obligations                        31,852        106     31,958
  Preferred Stock                                46,256         (2)    46,254
  Other fixed income                              8,014         (3)     8,011
  Futures, options & other derivatives            1,262          -      1,262
                                               $243,449       $369   $243,818

                                                  Gross      Gross
                                                Unrealized Unrealized    Fair
                                        Cost       Loss       Gain      Value

Available for sale securities:
Current Assets
  Commercial Paper                      $22,674        ($7)        $1    $22,668
  U.S. Government Obligations            91,392     (1,402)         2     89,992
  Municipal Debt                          1,695         (9)         -      1,686
                                       $115,761    ($1,418)        $3   $114,346
Non-Current Assets
  U.S. Government Obligations           $41,845      ($999)         -    $40,846
  Corporate debt                          8,000        (44)         -      7,956
  Preferred stocks                       44,075     (2,310)     1,087     42,852
  Corporate bonds                         1,524       (214)         -      1,310
  Liquid asset fund and other             1,279          -          -      1,279
                                        $96,723    ($3,567)    $1,087    $94,243


The contractual maturities of debt securities classified as current and non-current available for sale are as follows:

Maturities
(In thousands)
                               June 30, 2000
Within one year                  $114,346
After 1 year through 5 years       48,802
                                 $163,148

Gross realized gains and losses from available for sale securities $1,608,000 and ($3,110,000) respectively in 2000, and gross realized gains and losses from available for sale securities were $2,278,000 and ($2,291,000) respectively in 1999.


Note 3 Allowance for Doubtful Accounts and Notes Receivable



                                      June 30,
(In thousands)                  2001    2000    1999
Balance at the beginning of    $420    $470    $520
Additions                       346     280     205
Deductions                     -371    -330    -255
Balance at end of year         $395    $420    $470



Note 4 Inventories

June 30, 2001
(In thousands)            Processed Unprocessed   Total
Coffee                       $4,120      $8,752  $12,872
Allied products              13,847       3,980   17,827
Coffee brewing equipment      2,201       2,880    5,081
                            $20,168      $15,612 $35,780

June 30, 2000
(In thousands)            Processed Unprocessed   Total
Coffee                       $4,007      $9,239 $13,246
Allied products              11,922       5,210  17,132
Coffee brewing equipment      2,034       4,358   6,392
                            $17,963     $18,807 $36,770


Current cost of coffee and allied products inventories exceeds the LIFO cost by approximately $1,553,000 and $7,863,000 as of June 2001 and 2000, respectively.

Decrease in the Company's green coffee and allied product inventories during fiscal 2001, 2000 and 1999 resulted in LIFO decrements which had the effect of increasing income before taxes those years by $1,283,000, $277,000 and $564,000, respectively.


Note 5 Property, Plant and Equipment
(In thousands)
                                            June 30,
                                         2001     2000
Buildings and facilities               $39,858  $37,994
Machinery and equipment                 48,999   48,072
Office furniture and equipment           6,280    6,206
                                        95,137   92,272
Accumulated depreciation               (61,880) (59,368)
Land                                     5,837    5,837
                                       $39,094  $38,741

Maintenance and repairs charged to expense for the years ended June 30, 2001, 2000 and 1999 were $10,514,000, $10,596,000, and $10,992,000, respectively.


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

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retirees contributions are fixed at a current level. The plan is not funded.

(In thousands)


(In thousands)                                Defined              Accrued
                                        Benefit Pensions Postretirement Benefits
                                              June 30,           June 30,
                                            2001      2000        2001      2000
Changes in benefit obligation
Benefit obligation at
   the beginning of the year             $42,461   $45,744     $18,908   $18,953
Service cost                               1,338     1,617         646       661
Interest cost                              3,446     3,252       1,539     1,290
Plan participants' contributions             146       132          71        74
Actuarial loss (gain)                      4,163    (5,836)      2,633   (1,318)
Benefits paid                             (2,645)   (2,448)       (846)    (752)
Benefit obligation at
  the end of the year                    $48,909   $42,461     $22,951   $18,908

Changes in plan assets
Fair value in plan assets at
  the beginning of the year              $77,337   $78,153 $     -     $      -
  Actual return on plan assets             4,401     1,483       -            -
  Company contributions                       20        14         775       678
  Plan participants' contributions           146       132          71        74
  Benefits paid                           (2,645)   (2,448)       (846)    (752)
  Fair value in plan assets at
    the end of the year                  $79,259   $77,337 $     -     $      -

Funded status of the Plan                $30,350   $34,876    ($22,951) $18,908)
  Unrecognized net asset                  (1,314)   (1,971)       -           -
  Unrecognized net gain                  (11,062)  (17,785)      2,784     3,070
  Unrecognized prior service cost          1,016     1,255        (633)  (3,360)
  Prepaid benefit cost                   $18,990   $16,375    ($20,800) $19,198)

Weighted average assumptions as
  of June 30:
  Discount rate                             7.70%     8.30%       7.70%    8.30%
  Expected return on Plan assets            8.00%     8.00%     -          -
  Rate of compensation increase             3.50%     4.00%     -          -
  Initial medical rate trend                                     12.00%    9.00%
  Ultimate medical trend rate                                     5.50%    5.00%
  Number of years from initial to ultimate trend rate                 7        8
  Initial dental/vision trend rate                                8.00%    8.00%
  Ultimate dental/vision trend rate                               5.50%    5.00%


                                Defined                       Accrued
                           Benefit Pensions           Postretirement Benefits
                               June 30,                        June 30,
                      2001      2000        1999      2001       2000    1999
Components of net periodic
  benefit costs
Service cost          $1,338    $1,617      $1,662      $646       $661     $745
Interest cost          3,446     3,252       3,000     1,539      1,290    1,246
Expected return on
  Plan assets         (6,121)   (6,191)     (5,747)       -        -         -
Actuarial gain          -         -         -            -         (68)     -
Unrecognized net
  transition asset      (657)     (657)       (658)       -        -         -
Unrecognized net gain   (840)     (757)       (514)      (94)      -         -
Unrecognized prior
  service cost           239       239         239       286       286       286
Benefit cost         ($2,595)  ($2,497)    ($2,018)   $2,377     $2,169   $2,277


The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rate would have the following effects:

(In thousands) 	   7/1/00 - 6/30/01
1% Increase effect on:
Service and interest cost                 $ 131
Postretirement benefit obligation           752

1% Decrease effect on:
Service and interest cost                 $(140)
Postretirement benefit obligation          (806)


The Farmer Bros. Co. Plan owned 39,940 shares of the Company's common stock at June 30, 2001, with a fair value of approximately $9,306,000. The Brewmatic Co. Plan owned 2,400 shares of the Company's common stock at June 30, 2001, with a fair value of approximately $559,000. The Company paid dividends of $127,808 and $7,680 for the year ended June 30, 2001 to the Farmer Bros. Co. Plan and the Brewmatic Co. Plan, respectively.

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,144,000, $2,005,000 and $2,196,000 for 2001, 2000 and 1999,
respectively. The Company also has a defined contribution plan for eligible non-union employees. During the year ended June 30, 2000, the Company established a defined contribution plan for eligible union employees. No Company contributions have been made nor are required to be made to either defined contribution plan.

"Other long term liabilities" represents deferred compensation payable to a company officer. The deferred compensation plan provides for deferred compensation awards to earn interest based upon the Company's average rate of return on its investments. Total deferred compensation expense amounted to $701,000, $690,000 and $3,500,000 for the years ended June 30, 2001, 2000 and
1999, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established the Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) to provide benefits to all employees. The Board of Directors authorized a loan of up to $50,000,000 to the ESOP to purchase up to 300,000 shares of Farmer Bros. Co. common stock secured by the stock purchased. The loan will be repaid from the Company's discretionary plan contributions over a fifteen year term at a variable rate of interest, 6.25% at June 30, 2001.

For the year ended June 30, 2000 the Company loaned the ESOP $14,136,000, which the ESOP used to purchase 86,575 shares of the Company's common stock. For the year ended June 30, 2001 the Company loaned the ESOP an additional $389,880, which the ESOP used to purchase 2,200 shares of the Company's common stock. Shares purchased with loan proceeds are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

The Company reports compensation expense equal to the fair market price of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account "Unearned ESOP Shares" and are excluded from earnings per share calculations. During the fiscal years ended June 30, 2001 and June 30, 2000 the Company charged $1,136,000 and $489,000, respectively, to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was $270,000 and $32,000 for the years ended June 30, 2001 and June 30, 2000, respectively, is recorded as additional paid in capital.


	                            June 30, 2001   June 30, 2000
     Allocated shares                    6,673            -
     Committed to be released shares     2,939        2,886
     Unallocated shares	                79,163       83,689
          Total ESOP Shares	          88,775       86,575

     Fair value of unearned
          ESOP shares	             $20,685,000   $15,151,000


Note 7 Income Taxes

The current and deferred components of the provision for income taxes consist of the following:
                                                          June 30,
(In thousands)                                        2001     2000     1999
Current:  Federal                                 $17,607  $18,249  $16,937
          State                                     3,685    2,889    3,706
                                                   21,292   21,138   20,643

Deferred:  Federal                                  1,451    1,174   (1,032)
           State                                      285    1,334       39
                                                    1,736    2,505     (993)
                                                  $23,028  $23,643  $19,650

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:

                                                          June 30,
                                                    2001     2000     1999

Statutory tax rate                                  35.0%    35.0%   35.0%


Income tax expense at statutory rate              $20,831  $21,427  $16,980
State income tax (net federal tax benefit)          2,552    2,809    2,434
Dividend income exclusion                            (731)    (660)    (595)
Other (net)                                           376       67      831
                                                  $23,028  $23,643  $19,650

Income taxes paid                                 $24,879  $22,622  $20,850

The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:

(In thousands)                                          June 30,
                                                      2001     2000
Deferred tax assets:
  Postretirement benefits                          $8,239   $7,658
  Accrued liabilities                               4,364    3,531
  State taxes                                         941    1,006
  Other                                               -      1,718
                                                   13,544   13,913

Deferred tax liabilities:
  Pension assets                                   (7,236)  (6,206)
  Other                                            (1,953)  (1,616)
                                                   (9,189)  (7,822)
Net deferred tax assets                            $4,355   $6,091


Note 8 Other Current Liabilities
(In thousands)
Other current liabilities consist of the following:

                                                 June 30, June 30,
                                                      2001    2000
Accrued workers' compensation liabilities          $3,316  $3,373
Dividends payable                                   1,541   1,445
Other                                               1,224     274
                                                   $6,081  $5,092

Note 9 Commitments and Contingencies

The Company incurred rent expense of approximately $698,000, $700,000 and $691,000, for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, and is obligated under leases for branch warehouses. Certain leases contain renewal options.

Future minimum lease payments are as follows:
	June 30,   (In thousands)
	 2002           $640
	 2003            572
	 2004            387
	 2005            159
	 2006             89
	              $1,847

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

Concentration of Credit Risk: At June 30, 2001, the financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and accounts receivable. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days.

Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivable for the Company is limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. The trade receivables are short-term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.


Note 10 Quarterly Financial Data (Unaudited)
(In thousands except per share data)




                            September 30,  December 31, March 31,   June 30,
                                      2000         2000        2001         2001
Net sales                          $52,015      $57,795     $54,814      $50,807
Gross profit                        32,303       38,631      36,413       34,053
Income from operations               9,458       14,764      11,882        6,011
Income before cumulative
  effect adjustment                  7,911       11,807       9,793        6,977
Net income                           7,601       11,807       9,793        6,977
Income per share before
  cumulative effect
  adjustment                         $4.30        $6.40       $5.32        $3.78
Net income per share                 $4.13        $6.40       $5.32        $3.78

                            September 30,  December 31, March 31,   June 30,
                                      1999         1999        2000         2000
Net sales                          $53,068      $56,303     $56,354      $52,963
Gross profit                        32,770       32,903      38,230       37,816
Income from operations              10,849       10,459      13,913       13,744
Net income                           8,088        8,316      10,364       10,808
Net income per share                 $4.32        $4.45       $5.60        $5.85




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information to be set forth in the definitive proxy statement, which is incorporated herein by reference, in the section entitled "Election of Directors" in connection with the Annual Meeting of Shareholders to be held on November 26, 2001 (the "Proxy Statement"). The Proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

     Name          Age                       Position

Roy F. Farmer        85 Chairman of Board of Directors since 1951.

Roy E. Farmer        49 President since 1993; various positions since 1976,
                        son of Chairman of the Board, R. F. Farmer.

Guenter W. Berger    64 Vice President of Production, Director since 1980;
                        various positions since 1960.

Kenneth R. Carson    61 Vice President of Sales since 1990; Sales Management
                        since 1968.

John E. Simmons      50 Secretary-Treasurer since 2001; Treasurer since 1985;
                        various positions since 1980.

All officers are elected annually by the Board of Directors and serve at the pleasure of the Board.


Item 11.  Executive Compensation

Reference is made to the information to be set forth in the proxy statement, which is incorporated herein by reference, under the headings "Summary Compensation Table," "Retirement Plan," "Director and Committee Meetings," and "Compensation Committee Interlocks and Insider Participation."


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the information to be set forth in the proxy statement, which is incorporated herein by reference, in the sections entitled "Principal Shareholders" and "Election of Directors."


Item 13.  Certain Relationships and Related Transactions
Reference is made to the information to be set forth in the proxy statement, which is incorporated herein by reference, in the sections entitled "Principal Shareholders" and "Election of Directors."


PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.

(a)  List of Financial Statements and Financial Statement Schedules:

     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 2001 and 2000. Consolidated Statements of Income for the Years Ended
         June 30, 2001, 2000 and 1999.
         Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999.
         Consolidated Statements of Shareholders' Equity For the Years Ended June 30, 2001, 2000, and 1999.
         Notes to Consolidated Financial Statements.

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
  Attached.

RESTATED ARTICLES OF INCORPORATION
OF
FARMER BROS. CO.

With all Amendments through November 28, 1988


KNOW ALL MEN BY THESE PRESENTS:

That we, the undersigned, all of whom are citizens and residents of the State of California, have this day voluntarily associated ourselves together for the purpose of forming a corporation under the laws of the State of California, and do hereby constitute ourselves a body corporate in accordance with the laws of said State.

AND WE HEREBY CERTIFY:

FIRST:  That the name of said corporation shall be Farmer Bros. Co.

SECOND:  That the purposes for which said corporation is formed are as follows:
1.	To conduct a general mercantile business, buying, selling and dealing in teas, coffees and spices and flavoring extract and the manufacture, sale and leasing of metal coffee urns, and also all apparatus and implements and things for use, either alone or in connection with the products, or in the manufacture of which they are a factor.
2.	To acquire real property, by purchase, lease or otherwise,
either for the purpose of investment or for resale, and to
improve any lands held by the company by the erection thereon of business structures, dwelling houses or improvements of any character.
3.	To acquire by purchase or otherwise, corporate shares, stocks and bonds of municipal, public, quasi public and private
corporations, promissory notes and commercial paper of
descriptions, debentures, mortgages, trust certificates and
securities of all kinds.
4.	To exchange shares of the capital stock or bonds of this
corporation for shares of the capital stock or bonds of other corporations, or for real or personal property of any description.  To mortgage, pledge, hypothecate, convey or
transfer in trust, sell, lease, or otherwise dispose of any real or personal property of this corporation.
5.	To make application to the government of the United States or to other government or to the government of any state for letters patent, and to deal in patent rights; to manufacture patented devices and articles and other inventions; to manufacture
machinery and other commodities, and to deal in any and all
classes of merchandise.
6.	To transact any other business which to the Board of Directors may seem proper, to all intents and purposes, and to the same extent as an individual could do, in the furtherance of, or in addition to, the objects and purposes aforesaid.

THIRD:  The place where the principal office for the transaction of
the business of the corporation is      in Los Angeles, California.

FOURTH:  The Corporation shall have perpetual existence.

FIFTH:  The number of directors of said corporation shall be five (5).

SIXTH: The total number of shares which the Corporation is authorized to issue is Three Million (3,000,000), the aggregate par value of which is Three Million Dollars ($3,000,000), all Three Million
(3,000,000) shares are to be Commons Stock of the par value of One Dollar ($1.00) per share (hereinafter called the Common Stock).

SEVENTH: That the amount of Capital stock which has been actually subscribed is three (3) shares, and that the subscribers to the said capital stock, and their respective subscriptions to the capital stock, are as follows, to-wit:
R.E. FARMER;
F.R. FARMER; AND
G.W. RILEY,
each of whom has subscribed for one (1) share of said capital stock.

EIGHTH:
Section 1. The liability of the directors of the corporation for monetary damages shall be eliminated to the fullest extent permissible under California law.
Section 2. The corporation is authorized to provide indemnification of agents (as defined in Section 317 of the California Corporations Code) through bylaw provisions, agreements with the agents, vote of the shareholders or disinterested directors, or otherwise, in excess of the indemnification otherwise permitted by
Section 317 of the California Corporations Code, subject only to the limits set forth in Section 204(a)(11) of the California Corporations Code with respect to actions for breach of duty to the corporation or its shareholders. The corporation is further authorized to provide insurance for agents as set forth in Section 317 of the California Corporations Code, provided that, in cases where the corporation owns all or a portion of the shares of the company issuing the insurance policy, the company and/or the policy must meet one of the two sets of conditions set forth in Section 317, as amended.
Section 3. Any repeal or modification of the foregoing provisions of this Article EIGHTH by the shareholders of this corporation shall not adversely affect any right or protection of an agent of this corporation existing at the time of such repeal or modification."




BYLAWS

OF

FARMER BROS. CO.

A California Corporation

With All Amendments Through November 27, 2000



ARTICLE I

OFFICES

Section 1. PRINCIPAL OFFICES. The board of directors shall fix the location of the principal executive office of the corporation at any place within or outside the State of California. If the principal executive office is located outside this state, and the corporation has one or more business offices in this state, the board of directors shall fix and designate a principal business office in the State of California.

Section 2. OTHER OFFICES. The board of directors may at any time establish branch or subordinate offices at any place or places where the corporation is qualified to do business.


ARTICLE II

MEETINGS OF SHAREHOLDERS

Section 1. PLACE OF MEETINGS. Meetings of shareholders shall be held at any place within or outside the State of California designated by the board of directors. In the absence of any such designation, shareholders' meetings shall be held at the principal executive office of the corporation.

Section 2. ANNUAL MEETING. The annual meeting of shareholders of the corporation shall be held on such date, time and place as is fixed annually by the board of directors, provided that a meeting shall be held each year not later than fifteen (15) months after the holding of the next previous annual meeting. If no such date and time and place is fixed by the board of directors, the annual meeting of shareholders shall be held on the third Wednesday of November at 10:00 A.M. at the principal executive offices of the corporation. At the annual meeting the directors shall be elected, and any other proper business shall be transacted.

Section 3. SPECIAL MEETINGS. A special meeting of the shareholders may be called at any time by the board of directors, or by the chairman of the board, or by the president or any officer, or by one or more shareholders holding shares in the aggregate entitled to cast not less than 10% of the votes at that meeting.

If a special meeting is called by any person or persons other than the board of directors, the request shall be in writing, specifying the time of such meeting and the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the president, any vice president, or the secretary of the corporation.
The officer receiving the request shall cause notice to be promptly given to the shareholders entitled to vote, in accordance with the provisions of Sections 4 and 5 of this Article II, that a meeting will be held at the time requested by the person or persons calling the meeting, not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after receipt of the request, the person or persons requesting the meeting may give the notice. Nothing contained in this paragraph of this Section 3 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the board of directors may be held.

Section 4. NOTICE OF SHAREHOLDERS' MEETINGS. All notices of meetings of shareholders shall be sent or otherwise given in accordance with Section 5 of this Article II not less than ten (10) nor more than sixty (60) days before the date of the meeting. The notice shall specify the place, date and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted, or (ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the shareholders. The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees whom, at the time of the notice, management intends to present for election.

If action is proposed to be taken at any meeting for approval of (i) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (ii) an amendment of the articles of incorporation, pursuant to Section 902 of that Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of that Code, (iv) a voluntary dissolution of the corporation, pursuant to Section 1900 of that Code, or (v) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of that Code, the notice shall also state the general nature of that proposal.

Section 5. MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE. Notice of any meeting of shareholders shall be given either personally or by first-class mail or telegraphic or other written communication, charges prepaid, addressed to the shareholder at the address of that shareholder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent to that shareholder by first-class mail or telegraphic or other written communication to the corporation's principal executive office, or if published at least once in a newspaper of general circulation in the county where that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

If any notice addressed to a shareholder at the address of that shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to deliver the notice to the shareholder at that address, all future notices or reports shall be deemed to have been duly given without further mailing if these shall be available to the shareholder on written demand of the shareholder at the principal executive office of the corporation for a period of one year from the date of the giving of the notice.

An affidavit of the mailing or other means of giving any notice of any shareholders' meeting shall be executed by the secretary, assistant secretary, or any transfer agent of the corporation giving the notice, and shall be filed and maintained in the minute book of the corporation.

Section 6. QUORUM. The presence in person or by proxy of the holders of a majority of the shares entitled to vote at any meeting of shareholders shall constitute a quorum for the transaction of business. The shareholders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

Section 7. ADJOURNED MEETING; NOTICE. Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the shares represented at that meeting, either in person or by proxy, but in the absence of a quorum, no other business may be transacted at that meeting, except as provided in Section 6 of this Article II.

When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place are announced at a meeting at which the adjournment is taken, unless a new record date for the adjourned meeting is fixed, or unless the adjournment is for more than forty-five (45) days from the date set for the original meeting, in which case the board of directors shall set a new record date. Notice of any such adjourned meeting shall be given to each shareholder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 4 and 5 of this Article II. At any adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

Section 8. VOTING. The shareholders entitled to vote at any meeting of shareholders shall be determined in accordance with the provisions of Section 11 of this Article II, subject to the provisions of Sections 702 and 704, inclusive, of the Corporations Code of California (relating to voting shares held by a fiduciary, in the name of a corporation, or in joint ownership). The shareholders' vote may be by voice vote or by ballot; provided, however, that any election for directors must be by ballot if demanded by any shareholder before the voting has begun. On any matter other than elections of directors, any shareholder may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or vote them against the proposal, but, if the shareholder fails to specify the number of shares which the shareholder is voting affirmatively, it will be conclusively presumed that the shareholder's approving vote is with respect to all shares that the shareholder is entitled to vote. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on any matter (other than the election of directors) shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by California General Corporation Law or by the articles of incorporation.

	In electing directors of this corporation, each share outstanding as of the record date shall be entitled to one vote and such shares shall not be cumulated. The candidates receiving the highest number of votes, up to the number of directors to be elected, shall be elected.

Section 9. WAIVER OF NOTICE OR CONSENT BY ABSENT SHAREHOLDERS. The transactions of any meeting of shareholders, either annual or special, however called and noticed, and wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each person entitled to vote, who was not present in person or by proxy, signs a written waiver of notice or consent to a holding of the meeting or an approval of the minutes. The waiver of notice or consent need not specify either the business to be transacted or the purpose of any annual or special meeting of shareholders, except that if action is taken or proposed to be taken for approval of any of those matters specified in the second paragraph of Section 4 of this
Article II, the waiver of notice or consent shall state the general nature of the proposal. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

Attendance by a person at a meeting shall also constitute a waiver of notice of that meeting, except when the person objects, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and except that attendance at a meeting is not a waiver of any right to object to the consideration of matters not included in the notice of the meeting if that objection is expressly made at the beginning.

Section 10. SHAREHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING. Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior written notice, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take that action at a meeting at which all shares entitled to vote on that action were present and voted. In the case of election of directors, such a consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors; provided, however, that a director may be elected at any time to fill a vacancy on the board of directors that has not been filled by the directors, by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors. All such consents shall be filed with the secretary of the corporation and shall be maintained in the corporate records. Any shareholder giving a written consent, or the shareholder's proxy holders, or a transferee of the shares or a personal representative of the shareholder or their respective proxy holders, may revoke the consent by a writing received by the secretary of the corporation before written consents of the number of shares required to authorize the proposed action have been filed with the secretary.

If the consents of all shareholders entitled to vote have not been solicited in writing, and if the unanimous written consent of all such shareholders shall not have been received, the secretary shall give prompt notice of the corporate action approved by the shareholders without a meeting. This notice shall be given in the manner specified in Section 5 of this Article II. In the case of approval of (i) contracts or transactions in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California, (ii) indemnification of agents of the corporation, pursuant to Section 317 of that Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of that Code, and (iv) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of that Code, the notice shall be given at least ten (10) days before the consummation of any action authorized by that approval.

Section 11. RECORD DATE FOR SHAREHOLDER NOTICE, VOTING, AND GIVING CONSENTS. For purposes of determining the shareholders entitled to notice of any meeting or to vote or entitled to give consent to corporate action without a meeting, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten (l0) days before the date of any such meeting nor more than sixty (60) days before any such action without a meeting, and in this event only shareholders of record on the date so fixed are entitled to notice and to vote or to give consents, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the California General Corporation Law.

If the board of directors does not so fix a record date:

(a)	The record date for determining shareholders entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.

(b)	The record date for determining shareholders entitled to give consent to corporate action in writing without a meeting, (i) when no prior action by the board has been taken, shall be the day on which the first written consent is given, or (ii) when prior action of the board has been taken, and shall be at the close of business on the day on which the board adopts the resolution relating to that action, or the sixtieth (60th) day before the date of such other action, whichever is later.

Section 12. PROXIES. Every person entitled to vote for directors or on any other matter shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission, or otherwise) by the shareholder or the shareholder's attorney in fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) revoked by the person executing it, before the vote pursuant to that proxy, by a writing delivered to the corporation stating that the proxy is revoked, or by a subsequent proxy executed by, or attendance at the meeting and voting in person by, the person executing the proxy; or (ii) written notice of the death or incapacity of the maker of that proxy 1S rece1ved by the corporation before the vote pursuant to that proxy is counted; provided, however, that no proxy shall be valid after the expiration of eleven (11) months from the date of the proxy, unless otherwise provided in the proxy. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the provisions of Sections 705(e) and 705(f) of the Corporations Code of California. The form of proxy shall comply with the federal Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, if applicable.

Section 13. INSPECTORS OF ELECTION. Before any meeting of shareholders, the board of directors may appoint any person other than nominees for office to act as inspectors of election at the meeting or its adjournment. If no inspectors of election are so appointed, the chairman of the meeting may, and on the request of any shareholder or a shareholder's proxy shall, appoint inspectors of election at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting on the request of one or more shareholders or proxies, the holders of a majority of shares or their proxies present at the meeting shall determine whether one (1) or three
(3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, the chairman of the meeting may, and upon the request of any shareholder or a shareholder's proxy shall, appoint a person to fill that vacancy.

These inspectors shall:

(a)	Determine the number of shares outstanding and the voting
power of each, the shares represented at the meeting, and the effect of the proxies. In determining the number of shares outstanding and entitled to vote, the inspectors may rely upon the certificate of the corporation's transfer agent;

(b)	Receive votes, ballots, or consents;

(c)	Hear and determine all challenges and questions in any way
arising in connection with the right to vote;

(d)	Count and tabulate all votes or consents;

(e)	Determine when the polls shall close;

(f)	Determine the result; and

(g)	Do any other acts that may be proper to conduct the election or vote with fairness to all shareholders.

Section 14. PROXY CONTESTS. If in connection with a meeting of shareholders, any person or group solicits proxies from the shareholders in opposition to the solicitation by the board of directors, the corporation shall have the power to enter into an agreement with the contesting faction(s) as to the manner of conducting the shareholder meeting, presumptions regarding the validity of proxies, and other related matters. The provisions of such agreement shall govern any inconsistent provisions of these bylaws unless contrary to the provisions of the Articles of Incorporation or violative of applicable law. The inspectors of election may rely upon and shall be governed by the provisions of such agreement.


ARTICLE III

DIRECTORS

Section 1. POWERS. Subject to the provisions of the California
General Corporation Law and any limitations in the articles of incorporation and these bylaws relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

Section 2. NUMBER AND QUALIFICATION OF DIRECTORS. The number of directors of the Corporation shall be not fewer than five (5) nor more than nine (9). The board of directors or the shareholders shall fix the exact number of directors within the limit specified above. The board of directors can fix the exact number of directors by resolution adopted at any duly held meeting of the board or by their unanimous written consent. The shareholders can fix the exact number of directors by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively constitute at least a majority of the required quorum) or by the written consent of the holders of a majority of the then outstanding shares entitled to vote. An amendment of this Section 2 reducing the minimum number of directors to fewer than five (5) cannot be adopted if the votes cast against its adoption at meeting of shareholders or the shares not consenting in the case of action by written consent, equal or exceed sixteen and two-thirds percent (13 2/3%) of the then outstanding shares entitled to vote.


Section 3. ELECTION AND TERM OF OFFICE OF DIRECTORS. Directors shall be elected at each annual meeting of the shareholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

Section 4. VACANCIES. Vacancies in the board of directors may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, except that a vacancy created by the removal of a director by the vote or written consent of the shareholder or by court order may be filled only by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the written consent of holders of a majority of the outstanding shares entitled to vote. Each director so elected shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified.

A vacancy or vacancies in the board of directors shall be deemed to exist in the event of the death, resignation, or removal of any director, or if the board of directors by resolution declares vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony, or if the authorized number of directors is increased, or if the shareholders fail, at any meeting of shareholders at which any director or directors are elected, to elect the number of directors to be voted for at that meeting.

The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors, but any such election by written consent shall require the consent of a majority of the outstanding shares entitled to vote.

Any director may resign effective on giving written notice to the chairman of the board, the president, the secretary, or the board of directors, unless the notice specifies a later time for that resignation to become effective. If the resignation of a director is effective at a future time, the board of directors may elect a successor to take office when the resignation becomes effective.

No reduction of the authorized number of directors shall have the effect of removing any director before that director's term of office expires.

Section 5. PLACE OF MEETINGS AND MEETINGS BY TELEPHONE. Regular meetings of the board of directors may be held at any place within or outside the State of California that has been designated from time to time by resolution of the board. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board shall be held at any place within or outside the State of California that has been designated in the notice of the meeting or, if not stated in the notice or there is no notice, at the principal executive office of the corporation. Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another, and all such directors shall be deemed to be present in person at the meeting.

Section 6. ANNUAL MEETING. Immediately following each annual meeting of shareholders, the board of directors shall hold a regular meeting for the purpose of organization, any desired election of officers, and the transaction of other business. Notice of this meeting shall not be required.

Section 7. OTHER REGULAR MEETINGS. Other regular meetings of the board of directors shall be held without call at such time as shall from time to time be fixed by the board of directors. Such regular meetings may be held without notice.

Section 8. SPECIAL MEETINGS. Special meetings of the board of directors for any purpose or purposes may be called at any time by the president or any vice president or the secretary or any two directors. Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail or telegram, charges prepaid, addressed to each director at that director's address as it is shown on the records of the corporation. In case the notice is mailed, it shall be deposited in the United States mail at least four (4) days before the time of the holding of the meeting. In case the notice is delivered personally, or by telephone or telegram, it shall be delivered personally or by telephone or to the telegraph company at least forty eight (48) hours before the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated either to the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose of the meeting nor the place if the meeting is to be held at the principa1 executive office of the corporation.

Section 9. QUORUM. A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as provided in Section 11 of this Article III. Every act or decision done or made by a majority of the directors present at a meeting duly held at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of Section 310 of the Corporations Code of California (as to approval of contracts or transactions in which a director has a direct or indirect material financial interest), Section 311 of that Code (as to appointment of committees), and Section 317(e) of that Code (as to indemnification of directors). A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

Section 10. WAIVER OF NOTICE. The transactions of any meeting of the board of directors, however called and noticed or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice if a quorum is present and if, either before or after the meeting, each of the directors not present signs a written waiver of notice, a consent to holding the meeting or an approval of the minutes. The waiver of notice or consent need not specify the purpose of the meeting. All such waivers, consents, and approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Notice of a meeting shall also be deemed given to any director who attends the meeting without protesting before or at its commencement, the lack of notice to that director.

Section 11. ADJOURNMENT. A majority of the directors present, whether or not constituting a quorum, may adjourn any meeting to another time and place.

Section 12. NOTICE OF ADJOURNMENT. Notice of the time and place of holding an adjourned meeting need not be given, unless the meeting is adjourned for more than twenty-four hours, in which case notice of the time and place shall be given before the time of the adjourned meeting, in the manner specified in Section 8 of this Article III, to the directors who were not present at the time of the adjournment.

Section 13. ACTION WITHOUT MEETING. Any action required or permitted to be taken by the board of directors may be taken without a meeting, if all members of the board shall individually or collectively consent in writing to that action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent or consents shall be filed with the minutes of the proceedings of the board.

Section 14. FEES AND COMPENSATION OF DIRECTORS. Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement of expenses, as may be fixed or determined by resolution of the board of directors. This Section 14 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation for those services.


ARTICLE IV

COMMITTEES

Section 1. COMMITTEES OF DIRECTORS. The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one or more committees, each consisting of two or more directors, to serve at the pleasure of the board. The board may designate who may replace any absent member at any meeting of the committee. Any committee, to the extent provided in the resolution of the board, shall have all the authority of the board, except with respect to:

(a)	the approval of any action which, under the General
Corporation Law of California, also requires shareholders' approval or approval of the outstanding shares;

(b)	the filling of vacancies on the board of directors or in any committee;

(c)	the fixing of compensation of the directors for serving on the board or on any committee;

(d)	the amendment or repeal of bylaws or the adoption of new
bylaws;

(e)	the amendment or repeal of any resolution of the board of
directors which by its express terms is not so amendable or repealable;

(f)	a distribution to the shareholders of the corporation, except at a rate or in a periodic amount or within a price range determined by the board of directors; or

(g)	the appointment of any other committees of the board of
directors or the members of these committees.

Section 2. MEETINGS AND ACTION OF COMMITTEES. Meetings and action of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these bylaws, Sections 5 (place of meetings), 7 (regular meetings), 8 (special meetings and notice), 9 (quorum), 10 (waiver and notice), 11 (adjournment), 12 (notice of adjournment), and 13 (action without meeting), with such changes in the context of those bylaws as are necessary to substitute the committee and its members for the board of directors and its members, except that the time of regular meetings of committees may be determined either by resolution of the board of directors or by resolution of the committee; special meetings of committees may also be called by resolution of the board of directors; and notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.


ARTICLE V

OFFICERS

Section 1. OFFICERS. The officers of the corporation shall be a president, a secretary, and a treasurer. The corporation may also have, at the discretion of the board of directors, a chairman of the board, one or more vice presidents, one or more assistant secretaries, one or more assistant treasurers, and such other officers as may be appointed in accordance with the provisions of Section 3 of this Article V. Any number of offices may be held by the same person.

Section 2. ELECTION OF OFFICERS. The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 3 or Section 5 of this Article V, shall be chosen by the board of directors, and each shall serve at the pleasure of the board, subject to the rights, if any, of an officer under any contract of employment.

Section 3. SUBORDINATE OFFICERS. The board of directors may appoint, and may empower the president to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority and perform such duties as are provided in the bylaws or as the board of directors may from time to time determine.

Section 4. REMOVAL AND RESIGNATION OF OFFICERS. Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the board of directors, at any regular or special meeting of the board, or, except in case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors.

Any officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

Section 5. VACANCIES IN OFFICES. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to that office.

Section 6. CHAIRMAN OF THE BOARD. The Chairman of the Board, if such an officer be elected, shall, if present, preside at meetings of the board of directors. If the chairman of the board is designated as the chief executive officer by the board of directors or if there is no president, the chairman of the board shall in addition have the powers and duties prescribed in Section 7(a) of the Article V. The chairman of the board shall also have such other duties as may from time to time be assigned to him by the board of directors or prescribed by the bylaws.

Section 7. PRESIDENT.

(a)	Unless the chairman of the board has been designated as the
chief executive officer, the president shall be the chief
executive officer of the corporation.  The chief executive
officer shall, subject to the control of the board of
directors, have the general supervision, direction and control of the business and the officers of the corporation.  He shall preside at all meetings of the shareholders.  The chief
executive officer shall have the power to appoint any person to preside at meeting of the shareholders if he is unable or
unwilling to do so.  He shall have the general powers and
duties of management usually vested in the chief executive
officer of a corporation, and shall have such other powers and duties as may be prescribed by the board of directors art the bylaws.  In the event of the absence or disability of the chief executive officer, or if such position becomes vacant, the
duties of the chief executive officer shall be performed by the president if the president is the chief operating officer or by such person as the board of directors may appoint as acting
chief executive officer, subject to any restriction thereon
imposed by the board of directors.
(b)	If the president is designated by the board of directors as the chief operating officer of the corporation, he shall be the chief administrative officer of the corporation and shall, subject to the control of the board of directors and the direction of the chief executive officer, conduct the day-to-day activities of the corporation. The chief operating officer also shall have such other powers and perform such other duties as may from time to time by assigned to him by the chief executive officer. In the absence of the chief executive officer, the chief operating officer shall have the powers and perform the duties of the chief executive officer. Unless otherwise provided by resolution of the board of directors, the chief operating officer shall have the power to bind the corporation to obligations.

Section 8. VICE PRESIDENTS. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors, the bylaws, the president, or the chairman of the board.

Section 9. SECRETARY. The secretary shall keep or cause to be kept, at the principal executive office or such other place as the board of directors may direct, a book of minutes of all meetings and actions of directors, committees of directors, and shareholders, with the time and place of holding, whether regular or special, and, if special, how authorized, the notice given, the names of those present at directors' meetings or committee meetings, the number of shares present or represented at shareholders' meetings, and the proceedings.

The secretary shall keep, or cause to be kept, at the principal executive office or at the office of the corporation's transfer agent or registrar, as determined by resolution of the board of directors, a share register, or a duplicate share register, showing the names of all shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates issued for the same, and the number and date of cancellation of every certificate surrendered for cancellation.

The secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the board of directors required by the bylaws or by law to be given, and he shall keep the seal of the corporation if one be adopted, in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or by the bylaws.

The assistant secretary, if any, shall have all powers of the secretary. In the absence of the secretary and assistant secretary, any vice president shall have the power to perform the duties of the secretary.

Section 10. TREASURER. The treasurer shall be the chief financial officer of the corporation. The treasurer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares. The books of account shall at all reasonable times be open to inspection by any director.

The treasurer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositories as may be designated by the board of directors. He shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the president and directors, whenever they request it, an account of all of his transactions as chief financial officer and of the financial condition of the corporation, and shall have other powers and perform such other duties as may be prescribed by the board of directors or the bylaws.

	The assistant treasurer, if any, shall have all powers of the treasurer.

ARTICLE VI

INDEMNIFICATION OF AGENTS

Section 1. CERTAIN DEFINITIONS. As used in this Article the following terms shall have the meanings set forth in this section:

	(a) Expenses: any expense, liability, or loss, including attorneys' fees, judgments, fines, ERISA excise taxes and penalties, amounts paid or to be paid in settlement, any interest, assessments, or other charges imposed thereon, and any federal, state, local, or foreign taxes imposed as a result of the actual or deemed receipt of any payments under this Article, paid or incurred in connection with investigating, defending, being a witness in, or participating in, or preparing for any of the foregoing in, any Proceeding relating to any Indemnifiable Event

	(b) Indemnifiable Event: any event or occurrence that takes place either prior to or after the date of adoption of this amended Article
VI, related to Indemnitee's service as a director or officer of the Company or, at the request of the Company, as a director, officer, employee, trustee, agent, or fiduciary of another foreign or domestic corporation, partnership, joint venture, employee benefit plan, trust, or other enterprise w)1ile also serving as a director or officer of the Company.

	(c) Indemnitee: every person who was or is a director or officer of the Company.

	(d) Proceeding: (i) any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, investigative or other, or (ii) any inquiry, hearing, or investigation, whether conducted by the Company or any other party, that Indemnitee in good faith believes might lead to the institution of any such action, suit or proceeding.

Section 2. OBLIGATION TO INDEMNIFY.
	(a) General Obligation. If Indemnitee becomes, or is threatened to be made, a party to, or a witness or other participant in, any Proceeding by reason of (or arising in part out of an Indemnifiable
Event, Indemnitee shall be indemnified and held harmless by the Company from and against any and all Expenses actually and reasonably incurred or suffered by Indemnitee in connection with such Proceeding, subject to the provisions of this Article, including the exceptions stated in section 2(b) below. Without limiting the generality of the foregoing, the foregoing indemnity includes indemnification for amounts paid in settlement of actions brought by or in the right of the corporation and for expenses incurred therein, unless excluded under Subsection (b) below, whether or not such settlement was approved by the court The
Company shall also cooperate fully with Indemnitee and render such assistance as Indemnitee may reasonably require in the defense of any Proceeding in which Indemnitee was or is a party or is threatened to be made a party, and shall make available to Indemnitee and his counsel all infonnation and documents reasonably available to it which relate to the subject of any such Proceeding. The parties hereto intend that this Article shall provide for indemnification in excess of that expressly permitted by statute.
	(b) Exceptions to Indemnity Obligations. Anything to the contrary in Subsection (a) above, no Indemnitee shall be indemnified under Subsection (a) above: (i) in connection with a proceeding initiated by Indemnitee (other than pursuant to Section 4) unless such proceeding was authorized by the Company; (ii) with respect to the settlement of any Proceeding to which the Company has not consented in writing which consent the Company agrees not to withhold unreasonably; (iii) on account of any suit in which judgment is rendered against the Indemnitee for an accounting of profits made in securities of the Company in violation of Section 16(b) of the Securities Act of 1934, as amended, the rules promulgated thereunder, or similar provisions of federal or state statutory law; (iv) for acts or omissions that involve intentional misconduct or a knowing and culpable violation of law; (v) for acts or omissions that the Indemnitee believes to be contrary to the best interests of the Company or its shareholders or that involve the absence of good faith on the part of the Indemnitee; (vi) for any transaction in which the Indemnitee derived an improper personal benefit; (vii) for acts or omissions that show a reckless disregard for the Indemnitee's duty to the Company or its shareholders in circumstances in which the Indemnitee was aware, or should have been aware, in the ordinary course of performing the Indemnitee's duties, of a risk of serious injury to the Company or its shareholders; (viii) for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of duty to the Company or its shareholders; (ix) from liability under Sections 310 or 316 of the California General Corporation Law; or (x) if a court of competent jurisdiction has finally determined in the instant case that indemnification is unlawful under the circumstances. With respect to the exceptions set forth in Subsections (b)(iv) through (b)(ix) above, if after the date of adoption of this amended Article VI the California General Corporation Law is amended or interpreted judicially so as to make such provisions inapplicable to actions other than actions brought by or in the right of a corporation or to otherwise permit broader indemnification rights, such broader indemnification rights shall automatically be made a part of this Article and an Indemnitee shall be entitled thereto.

	(c) Expense Advances. Expenses incurred by Indemnitee in defending any Proceeding relating in whole or in part to an Indemnifiable Event shall be advanced by the Company prior to the final disposition of any such Proceeding upon receipt by the Company of an unsecured written undertaking by or on behalf of Indemnitee to repay all amounts so advanced without interest if it should be determined ultimately that Indemnitee is not entitled to be indemnified under this Article or otherwise.

	(d) Mandatory Indemnfication. Notwithstanding any provision of this
Article VI to the contrary, to the extent that Indemnitee has been successful on the merits in defense of any Proceeding relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, Indemnitee shall be indemnified against all Expenses incurred in connection therewith.

	(e) Partial Indemnification. If Indemnitee is entitled under any provision of this Article to indemnification by the Company for some or a portion of Expenses, but not, however, for the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled

Section 3. NOTIFICATION AND DEFENSE OF PROCEEDING.

	(a) Notice. Promptly after receipt by Indemnitee of notice of the commencement of any Proceeding, Indemnitee shall, if a claim in respect thereof is to be made against the Company under this article, notify the Company of the commencement thereof, but the omission so to notify the Company shall not relieve the Company from any liability that it may have to Indemnitee unless such omission substantially prejudices the Company.
	(b) Defense. With respect to any Proceeding as to which Indemnitee notifies the Company of the commencement thereof: (i) the Company shall be entitled to participate in the Proceeding to the full extent permitted by law and at its own expense, when, and only to the extent that the Company, in its sole discretion, chooses to so participate;
and (ii) the Company shall be entitled to cause the Proceeding to be defended on behalf of the Indemnitee by counsel chosen by the Company, provided such counsel is reasonably satisfactory to Indemnitee and provided, further, that representation by such counsel does not constitute a conflict of interest So long as defense of the Proceeding is being conducted by such counsel, Indemnitee shall not be entitled to indemnity or advances for attorney's fees or expenses of other counsel as may be separately employed by Indemnitee. The Indemnitee shall cooperate fully with the Company's participation in any such Proceeding and shall make available to the Company and its counsel all information and documents reasonably available to Indemnitee which relate to the subject of such Proceeding. The Company shall not be liable to indemnify the Indemnitee under this Agreement with regard to any judicial award if the Company was not given a reasonable and timely opportunity, at its expense, to participate in the defense of such action; the Company's liability hereunder shall not be excused if participation in the proceeding by the Company was barred.

Section 4. REMEDY TO ENFORCE RIGHT TO INDEMNIFICATION. If a claim for indemnity or an Expense advance under Section 2 of this Article is not paid in full by the Company within sixty (60) days after a written claim and any additional non-privileged information reasonably requested by the Company concerning the claim has been received by the Company, Indemnitee may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim, together with interest thereon, aqd if successful in whole or in substantial part, Indemnitee shall also be entitled to be paid the expenses of prosecuting such claim, including reasonable attorney's fees incurred in connection therewith. It shall be a defense to any such action (other than an action brought to enforce a claim for Expenses incurred in defending any Proceeding in advance of its final disposition where the required undertaking has been tendered to the Company) that one or more of the exceptions set forth in Section 2(b) bars indemnity, but the burden of proving such a defense shall be on the Company. Neither the failure of the Company (or of its full board of directors, its directors who are not parties to the Proceeding with respect to which indemnification is claimed, its shareholders, or independent legal counsel) to have made a determination prior to the commencement of an action pursuant to this Section 4 that indemnification of Indemnitee is proper in the circumstances because Indemnitee has met any applicable standard of conduct, nor an actual determination by any such person or persons that Indemnitee has not met such applicable standard of conduct, shall be a defense to such action or create a presumption that Indemnitee has not met the applicable standard of conduct or is not entitled to indemnity under this Article.

Section 5. BYLAW RIGHT NOT EXCLUSIVE; EXTENSION TO OTHER AGENTS. 	The
rights conferred by this Article shall not be exclusive of any other right which Indemnitee may have or hereafter acquire under the General Corporation Law of California or any oilier statute, or any provision contained in the Company's Articles of Incorporation or Bylaws, or under any agreement, or pursuant to a vote of shareholders or disinterested directors, or otherwise. The board of directors shall have the right, without further shareholder approval, to extend the provisions of this Amended Article VI to non-officer employees and other agents of the Company with respect to Indemnifiable Events as to such employees and other agents.

Section 6. INSURANCE. The Company may purchase and maintain insurance on behalf of its directors and officers against any liability asserted against or incurred by any of them by reason of the fact that such person is or was a director or officer of the Company whether or not the Company would have the power to indemnify such persons against such liability under the General Corporation Law of California.

Section 7. REPEAL OR MODIFICATION; APPLICABILITY TO PENDING ACTIONS. No repeal or modification of this Article shall adversely affect any right of an Indemnitee with respect to any proceeding or part thereof based upon acts, omissions or occurrences antedating such repeal or modification. This amended Bylaw shall not apply with respect to Proceedings pending at the date of approval hereof by the shareholders of the Company. In such cases, the predecessor Article VI shall, in addition to all other rights which may exist, be applicable.

Section 8. NO WAIVER.  	No waiver of any of the provisions of this
Article shall operate as a waiver of any other provisions hereof
(whether or not similar), nor shall such waiver constitute a continuing waiver. Except as specifically provided herein, no failure to exercise or any delay in exercising any right or remedy hereunder shall constitute a waiver thereof.

Section 9. NO DUPLICATION OF PAYMENTS. The Company shall not be liable under this Article to make any payment in connection with any claim made against Indemnitee to the extent Indemnitee has otherwise received payment under any insurance policy, Bylaw, or otherwise of the amounts otherwise indemnifiable hereunder.
Section 10. Binding Effect. This Article shall be a binding contract between the Company and each Indemnitee made in partial consideration of the Indemnitee's ongoing services to the Company and shall inure to the benefit of, bind and be enforceable by the Company and each Indemnitee and their respective successors (including any direct or indirect successor by purchase, merger, consolidation, or otherwise to all or substantially all of the business and/or assets of the Company), spouses, heirs, and personal and legal representatives. The Company shall require and cause any successor (whether direct or indirect by purchase, merger, consolidation, or otherwise) to all, substantially all, or a substantial part, of the business and/or assets of the Company, by written agreement, expressly to assume and agree to perform the provisions of this Article in the same manner and to the same extent that the Company would be required to perform if no such succession had taken place. The Indemnification provided under this Article shall continue as to Indemnitee for any action taken or not taken while serving in an indemnified capacity pertaining to an Indemnifiable Event even though he may have ceased to serve in such capacity at the time of any Proceeding.
Section 11. Severability. If any provision (or portion thereof) of this Article shall be held by a court of competent jurisdiction to be invalid, void, or otherwise unenforceable, the remaining provisions shall remain enforceable to the fullest extent permitted by law. Furthermore, to the fullest extent possible, the provisions of this Article (including, without limitation, each portion of this Article containing any provision held to be invalid, void, or otherwise unenforceable, that is not itself invalid, void, or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, void, or unenforceable."



ARTICLE VII

RECORDS AND REPORTS

Section 1. MAINTENANCE AND INSPECTION OF SHARE REGISTER. The corporation shall keep at its principal executive office, or at the office of its transfer agent or registrar, if either be appointed and as determined by resolution of the board of directors, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of shares held by each shareholder.

A shareholder or shareholders of the corporation holding of record at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation may (i) inspect and copy the records of shareholders' names and addresses and shareholdings during usual business hours on five days prior written demand on the corporation, and (ii) obtain from the transfer agent of the corporation, on written demand and on the tender of such transfer agent's usual charges for such list, a list of the shareholders' names and addresses, who are entitled to vote for the election of directors, and their shareholdings, as of the most recent record date for which that list has been compiled or as of a date specified by the shareholder after the date of demand. This list shall be made available to any such shareholder by the transfer agent on or before the later of five (5) days after the demand is received or the date specified in the demand as the date as of which the list is to be compiled. The record of shareholders shall also be open to inspection on the written demand of any shareholder or holder of a voting trust: certificate, at any time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate. Any inspection and copying under this Section 1 may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making the demand.

Section 2. MAINTENANCE AND INSPECTION OF BYLAWS. The corporation shall keep at its principal executive office, or if its principal executive office is not in the State of California, at its principal business office in this state, the original or a copy of the bylaws as amended to date, which shall be open to inspection by the shareholders at all reasonable times during office hours. If the principal executive office of the corporation is outside the State of California and the corporation has no principal business office in this state, the Secretary shall, upon the written request of any shareholder, furnish to that shareholder a copy of the bylaws as amended to date.

Section 3. MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS.
The accounting books and records and minutes of proceedings of the shareholders and the board of directors and any committee or committees of the board of directors shall be kept at such place or places designated by the board of directors, or, in the absence of such designation, at the principal executive office of the corporation or at the offices of the corporation's accountants or attorneys. The minutes shall be kept in written form and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form. The minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate. The inspection may be made in person or by an agent or attorney, and shall include the right to copy and make extracts. These rights of inspection shall extend to the records of each subsidiary corporation of the corporation.

Section 4. INSPECTION BY DIRECTORS. Every director shall have the absolute right at any reasonable time to inspect all books, records, and documents of every kind and the physical properties of the corporation and each of its subsidiary corporations. This inspection by a director may be made in person or by an agent or attorney and the right of inspection includes the right to copy and make extracts of documents.

Section 5. ANNUAL REPORT TO SHAREHOLDERS. The corporation shall cause an annual report to be sent to the shareholders within the time required by California Corporation's Code Section 1501. The form and content of said report shall comply with the requirements of said section and with the requirements of the federal Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder if applicable.

Section 6. ANNUAL STATEMENT OF GENERAL INFORMATION. The corporation shall each year file with the Secretary of State of the State of California, on the prescribed form, a statement setting forth the authorized number of directors, the names and complete business or residence addresses of all incumbent directors, the names and complete business or residence addresses of the chief executive officer, secretary, and chief financial officer, the street address of its principal executive office or principal business office in this State, and the general type of business constituting the principal business activity of the corporation, together with a designation of the agent of the corporation for the purpose of service of process, all in compliance with Section 1502 of the Corporations Code of California.


ARTICLE VIII

GENERAL CORPORATE MATTERS

Section 1. RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING.
For purposes of determining the shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action (other than action by shareholders by written consent without a meeting), the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days before any such action, and in that case only shareholders of record on the date so fixed are entitled to receive the dividend, distribution, or allotment or rights or to exercise the rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date so fixed, except as otherwise provided in the California General Corporation Law.

If the board of directors does not so fix a record date, the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the board adopts the applicable resolution or the sixtieth (60th) day before the date of that action, whichever is later.

Section 2. CHECKS, DRAFTS, EVIDENCES OF INDEBTEDNESS. All checks, drafts, or other orders for payment of money, notes, or other evidences of indebtedness, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the board of directors.

Section 3. CORPORATE CONTRACTS AND INSTRUMENTS; HOW EXECUTED. The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation, and this authority may be general or confined to specific instances; and, unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent, or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

Section 4. CERTIFICATES FOR SHARES. A certificate or certificates for shares of the capital stock of the corporation shall be issued to each shareholder when any of these shares are fully paid, and the board of directors may authorize the issuance of certificates or shares as partly paid provided that these certificates shall state the amount of the consideration to be paid for them and the amount paid. All certificates shall be signed in the name of the corporation by the chairman of the board or vice chairman of the board or the president or vice president and by the chief financial officer or an assistant treasurer or the secretary or any assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed on a certificate shall have ceased to be that officer, transfer agent, or registrar before that certificate is issued, it may be issued by the corporation with the same effect as if that person were an officer, transfer agent or registrar at the date of issue.

Section 5. LOST CERTIFICATES. Except as provided in this Section 5, no new certificates for shares shall be issued to replace an old certificate unless the latter is surrendered to the corporation and cancelled at the same time. The board of directors may, in case any share certificate or certificate for any other security is lost, stolen, or destroyed, authorize the issuance of a replacement certificate on such terms and conditions as the board may require, including provision for indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft, or destruction of the certificate or the issuance of the replacement certificate.

Section 6. REPRESENTATION OF SHARES OF OTHER CORPORATIONS. The chairman of the board, the president, or any vice president, or any other person authorized by resolution of the board of directors or by any of the foregoing designated officers, is authorized to vote on behalf of the corporation any and all shares of any other corporation or corporations, foreign or domestic, standing in the name of the corporation. The authority granted to these officers to vote or represent on behalf of the corporation any and all shares held by the corporation in any other corporation or corporations may be exercised by any of these officers in person or by any person authorized to do so by a proxy duly executed by these officers.

Section 7. TRANSFER AND REGISTRY AGENTS. The corporation may, from time to time, maintain one or more transfer offices or agencies and/or registry offices at such place or places as may be determined from time to time by the board of directors; and the board of directors may, from time to time, define the duties of such transfer agents and registrars and make such rules and regulations as it may deem expedient, not inconsistent with these Bylaws, concerning the issue, transfer and registration of certificates for stock of the corporation.

Section 8. CONSTRUCTION AND DEFINITIONS. Unless the context requires otherw1se, the general prov1sions, rules of construction, and definitions in the California General Corporation Law shall govern the construction of these bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

Section 9. CONFLICT WITH LAW. In the event any provision of these Bylaws conflicts with any applicable law of the Unites States or the State of California, or with any order, rule, regulation, decree or judgment of any governmental body or power or court having jurisdiction over the corporation, or over the subject matter to which such bylaw provision applies, or with any rules or order of a stock exchange or such bylaw provision shall be deemed, amended only to the extent necessary to resolve an unavoidable conflict and shall in all other respects be in full force and effect.


ARTICLE IX

AMENDMENTS

Section 1. AMENDMENT BY SHAREHOLDERS. New bylaws may be adopted or these bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that if the articles of incorporation of the corporation set forth the number of authorized directors of the corporation, the authorized number of directors may be changed only by an amendment of the articles of incorporation.

Section 2. AMENDMENT BY DIRECTORS. Subject to the rights of the shareholders provided in Section 1 of this Article IX, bylaws, other than a bylaw or an amendment of a bylaw changing the authorized number of directors, may be adopted, amended, or repealed by the board of directors.







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

Roy F. Farmer

By:  Roy F. Farmer
(Roy F. Farmer, Chief Executive Officer and Chairman of the Board of Directors)
Date:  September 28, 2001

John E. Simmons

By:  John E. Simmons
(John E. Simmons, Treasurer and Chief Financial and Accounting Officer)
Date:  September 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Roy E. Farmer

Roy E. Farmer, President and Director
Date:  September 28, 2001

Guenter W. Berger

Guenter W. Berger, Vice President and Director
Date:  September 28, 2001

John M. Anglin

John M. Anglin, Director
Date:

John H. Merrell

John H. Merrell, Director
Date:



32