Form 10-Q
period 2001-09-30
FARMER BROTHERS CO
filed 2001-11-09
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarter Ended September 30, 2001
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding: 1,926,414 as of September 30, 2001.














PAGE 1 OF 11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                           For the three months
                                            ended September 30,

                                                2001       2000

Net sales                                     $49,400    $52,015
Cost of goods sold                             16,831     19,712
                                               32,569     32,303
Selling expense                                20,359     19,981
General and administrative expenses             2,924      2,864
                                               23,283     22,845
Income from operations                          9,286      9,458

Other income:
  Dividend income                                 811        758
  Interest income                               2,489      2,991
  Other, net                                      140       (129)
                                                3,440      3,620
Income before taxes                            12,726     13,078

Income taxes                                    4,963      5,167

Income before cumulative
  effect of accounting change                   7,763      7,911

Cumulative effect of
  accounting change,
  net of income taxes                            -          (310)

Net income                                     $7,763     $7,601

Income per common share:
  Before cumulative effect of
    accounting change                           $4.21      $4.30
  Cumulative effect of accounting change                  ($0.17)
Net income per share                            $4.21      $4.13
*
Weighted average shares outstanding         1,844,961  1,842,301

Dividends declared per share                    $0.85      $0.80





The accompanying notes are an integral part of these financial statements.





FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                            September 30,  June 30,
                                                2001        2001
ASSETS
Current assets:
  Cash and cash equivalents                    $61,136     $19,362
  Short term investments                       209,953     243,818
  Accounts and notes receivable, net            14,454      15,326
  Inventories                                   36,303      35,780
  Income tax receivable                            949       2,991
  Deferred income taxes                          1,092       1,092
  Prepaid expenses                                 287         510
    Total current assets                       324,174     318,879

Property, plant and equipment, net              38,672      39,094
Notes receivable                                 2,727       2,727
Other assets                                    26,863      26,432
Deferred income taxes                            3,263       3,263
    Total assets                              $395,699    $390,395

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $1,954      $5,153
  Accrued payroll expenses                       5,270       6,421
  Other                                          8,476       6,081
    Total current liabilities                   15,700      17,655

Accrued postretirement benefits                 21,287      20,800
Other long term liabilities                      4,892       4,892
                                                26,179      25,692

Commitments and contingencies                   -             -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,926,414 shares
    issued and outstanding                       1,926       1,926
  Additional paid-in capital                    16,806      16,629
  Retained earnings                            347,625     341,434
  Unearned ESOP shares                         (12,537)    (12,941)
   Total shareholders' equity                  353,820     347,048
   Total liabilities and shareholders' equity $395,699    $390,395








The accompanying notes are an integral part of these financial statements.


FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                            For the three months
                                             ended September 30,

                                                 2001    2000
Cash flows from operating activities:
   Net income                                   $7,763  $7,601

Adjustments to reconcile net income to
   net cash provided by operating activities:
     Cumulative effect of accounting changes               310
     Depreciation                                1,372   1,345
     Deferred income taxes                               1,763
     Loss on sales of assets                       (33)    (24)
     ESOP Compensation expense                     581     268
     Net loss on investments                       120
     Net unrealized loss on investments
       reclassified as trading                           2,336
   Change in assets and liabilities:
     Short term investments                     33,745 (15,759)
     Accounts and notes receivable                 851   1,312
     Inventories                                  (523)    639
     Income tax receivable                       2,042      -
     Prepaid expenses and other assets            (208)    351
     Accounts payable                           (3,199)    336
     Accrued payroll and expenses and other
        liabilities                              1,244   3,505
     Accrued postretirement benefits               487     318

Total adjustments                               36,479   4,440

Net cash provided by operating activities      $44,242  $3,161


















The accompanying notes are an integral part of these financial statements.



FARMER BROS. CO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)
                                              For the three months
                                               ended September 30,



                                                   2001    2000

Net cash provided by operating activities:       $44,242  $3,161

Cash flows from investing activities:
   Purchases of property, plant and equipment       (995) (2,184)
   Proceeds from sales of property, plant
    and equipment                                     78      34
   Notes repaid                                       21      24
Net cash used in investing activities               (896) (2,126)

Cash flows from financing activities:
   Dividends paid                                 (1,572) (1,476)
   ESOP contributions                                -      (225)

Net cash used in financing activities             (1,572) (1,701)

Net increase (decrease) in cash and
 cash equivalents                                 41,774    (666)

Cash and cash equivalents at beginning
 of period                                        19,362  15,504

Cash and cash equivalents at end of period       $61,136 $14,838

Supplemental disclosure of
 cash flow information:
  Income tax payments                                $40     $53















The accompanying notes are an integral part of these financial statements.




Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Farmer Bros Co. annual report on Form 10-K for the year ended June 30, 2001.

Note 2. Investments

The following is a summary of trading investments (in thousands):

                                            Net Gain
September 30, 2001                  Cost    or Loss    Fair Value

 Trading Securities
    Corporate debt                $ 81,546   $   61     $ 81,607
    U.S. Treasury obligations       33,379      472       33,851
    U.S. Agency obligations         42,556      270       42,826
    Preferred stock                 46,918      917       47,835
    Other fixed income               3,014        5        3,019
    Futures, options and other
        derivative investments       1,390     (575)         815
                                  $208,803   $1,150     $209,953


                                             Net Gain
June 30, 2001                       Cost     or Loss   Fair Value

 Trading Securities
    Corporate debt                $ 85,035    $ 80      $ 85,115
    U.S. Treasury obligations       71,030     188        71,218
    U.S. Agency obligations         31,852     106        31,958
    Preferred stock                 46,256      (2)       46,254
    Other fixed income               8,014      (3)        8,011
    Futures, options and other
        derivative investments       1,262       -	     1,262
                                  $243,449    $369	  $243,818



Note 3.  Inventories
(In thousands)

September 30, 2001
                             Processed   Unprocessed         Total

Coffee                         $3,509       $ 9,284        $12,793
Allied products                12,879         5,262         18,141
Coffee brewing equipment        1,894         3,475          5,369
                              $18,282       $18,021        $36,303

June 30, 2001
                             Processed   Unprocessed         Total

Coffee                        $ 4,120       $ 8,752        $12,872
Allied products                13,847         3,980         17,827
Coffee brewing equipment        2,201         2,880          5,081
                              $20,168       $15,612        $35,780

Note 4.  Comprehensive Income
(In thousands)
	                              For the three months
                                    ended September 30,
                                     2001        2000

Net income                         $7,763     $  7,601
Unrealized investment gains, net        -        2,646
Total comprehensive income         $7,763      $10,247

As a result of the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements 137 and 138, the Company transferred all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category on July 1, 2000, and accordingly has no unrealized investment gains or losses subsequent to adoption.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating trends discussed in the Form 10-K for fiscal 2001 have continued into the first quarter of fiscal 2002. Sales continue to show the effect of the economic slow down as consumers seem to be limiting their spending in restaurants. Green coffee costs during the first quarter of fiscal 2002 have decreased 7% since the June 30, 2001 year end and are 44% lower than green coffee costs during the first quarter of fiscal 2001. The resulting gross profit comparison is favorable, with gross profit on coffee products increasing to 66% of sales in the first quarter of fiscal 2002 as compared to 62% of sales in the same quarter of the prior fiscal year.

Net sales for the first quarter of fiscal 2002 decreased 5% to $49,400,000 as compared to $52,015,000 in the same quarter of fiscal 2001 and 3% as compared to $50,807,000 in the quarter ended June 30, 2001. Gross profit increased 1% to $32,569,000 as compared to $32,303,000 in the same quarter of fiscal 2001 and decreased 4% as compared to $34,053,000 in the quarter ended June 30, 2001.

Operating expenses in the first quarter of fiscal 2002, consisting of selling and general and administrative expenses, increased 2% to $23,283,000 as compared to $22,845,000 in the same quarter of fiscal 2001. The increase is primarily attributed to increases in employee benefit expenses, including the ESOP, medical expenses and insurance costs.

Other income in the first quarter of fiscal 2002 decreased 5% to $3,440,000 from $3,620,000 in the first quarter of fiscal 2001. The decrease in other income in the most recent quarter is primarily the result of the decrease in investment returns on securities in the quarter.

Upon adoption of SFAS 133, on July 1, 2000, the Company transferred all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category. Accordingly, the Company recognized the accumulated unrealized loss of $3,894,000 in the consolidated statement of net income for the period ended September 30, 2000 as other income. A declining interest rate market in the first quarter of fiscal 2001 resulted in realized and unrealized gains on securities of approximately $100,000 and $3,500,000, respectively, in that quarter as compared to realized losses and unrealized gains on securities of approximately $(850,000) and $780,000, respectively, in the quarter ended September 30, 2001. Interest earned decreased to $2,489,000 as compared to $2,991,000 in the quarters ended September 30, 2001 and 2000, respectively.

Net income before the cumulative effect of accounting change decreased 2% to $7,763,000, or $4.21 per share, as compared to $7,911,000 or $4.30 per share in fiscal 2001.

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

Net income increased 2% to $7,763,000, or $4.21 or share, as compared to $7,601,000 or $4.13 per share in fiscal 2001.


Quarterly Summary of Results (in thousands of dollars):

                       9/30/00  12/30/00   3/31/01   6/30/01  9/30/01

Net sales              $52,015   $57,795   $54,814   $50,807  $49,400
Gross profit            32,303    38,631    36,413    34,053   32,569
Income from operations   9,458    14,764    11,882     6,011    9,286
Income before cumulative
  effect adjustment      7,911    11,807     9,793     6,977    7,763
Net income               7,601    11,807     9,793     6,977    7,763
Income per share before
  cumulative effect
  adjustment             $4.30     $6.40     $5.32     $3.77    $4.21
Net income per share     $4.13     $6.40     $5.32     $3.77    $4.21


Market Risk Disclosures
Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of September 30, 2001 over 50% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 160 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately ($2,160,000).

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2001. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.


Interest Rate Changes
(In thousands)
                  Market Value of   September 30, 2001    Change in Market
                    Preferred       Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio

-200 basis points
    ("b.p.")         $54,813           $0       $54,813       $6,106
-100 b.p.             51,817            8        51,825        3,118
Unchanged             47,835          873        48,707            0
+100 b.p.             43,870        4,650        48,519         (188)
+200 b.p.             40,115        8,181        48,295         (412)


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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at September 30, 2001. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at September 30, 2001.


Commodity Risk Disclosure
(In thousands)
                           Market Value of
Coffee Cost    Coffee    September 30, 2001         Change in Market Value
Change        Inventory  Futures & Options   Totals  Derivatives Inventory

-10%            $11,514    $  12             $11,526     $  69    $(1,279)
unchanged        12,793      (57)             12,736         -          -
+10%             14,072     (126)             13,946      ( 69)     1,279

At September 30, 2001 the derivatives consisted mainly of commodity futures with maturities shorter than three months.


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

Date:  November 9, 2001

            Farmer Bros. Co.
		(Registrant)


            /s/ John E. Simmons
		John E. Simmons
		Treasurer and
		Chief Financial Officer
Page 11