Form 10-Q
period 2001-12-31
FARMER BROTHERS CO
filed 2002-02-11
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 2001
Commission file number 0-1375


FARMER BROS. CO.


California                                                95-0725980
State of Incorporation                                Federal ID Number

20333 S. Normandie Avenue, Torrance, California             90502
Registrant's Address                                         Zip

(310) 787-5200
Registrant's telephone number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

Number of shares of Common Stock outstanding: 1,926,414 as of December 31, 2001.







PAGE 1 OF 11




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                              For the three months     For the six months
                                ended December 31,      ended December 31,

                                 2001       2000       2001       2000

Net sales                        $54,755    $57,795   $104,155   $109,810
Cost of goods sold                17,418     19,164     34,249     38,876
                                  37,337     38,631     69,906     70,934
Selling expense                   22,064     21,253     42,423     41,234
General and administrative
expenses                           3,382      2,614      6,306      5,478
                                  25,446     23,867     48,729     46,712
Income from operations            11,891     14,764     21,177     24,222

Other income:
Dividend income                      793        746      1,604      1,504
Interest income                    1,922      3,209      4,411      6,200
Other, net                         1,350        795      1,490        666
                                   4,065      4,750      7,505      8,370
Income before taxes               15,956     19,514     28,682     32,592

Income taxes                       6,223      7,707     11,186     12,874

Income before cumulative
effect of accounting change        9,733     11,807     17,496     19,718

Cumulative effect of
accounting change,
net of income taxes                    -          -          -       (310)

Net income                        $9,733    $11,807    $17,496    $19,408
Income per common share:
Before cumulative effect
of accounting change               $5.27      $6.40      $9.47     $10.70
Cumulative effect of
accounting change                      -          -          -      (0.17)
Net income per share               $5.27      $6.40      $9.47     $10.53

Weighted average shares
outstanding                    1,847,445  1,842,807  1,847,348  1,842,554

Dividends declared
     per share                     $0.85      $0.80      $1.70      $1.60



The accompanying notes are an integral part of these financial statements.




FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                December 31,  June 30,
                                                    2001        2000
ASSETS
Current assets:
Cash and cash equivalents                          $64,700       $19,362
Short term investments                             214,379       243,818
Accounts and notes receivable, net                  15,778        15,326
Inventories                                         36,537        35,780
Income tax receivable                                    -         2,991
Deferred income taxes                                1,092         1,092
Prepaid expenses                                       783           510
Total current assets                               333,269       318,879

Property, plant and equipment, net                  38,582        39,094
Notes receivable                                       285         2,727
Other assets                                        27,217        26,432
Deferred income taxes                                3,263         3,263
Total assets                                      $402,616      $390,395

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                    $1,636        $5,153
Accrued payroll expenses                             6,336         6,421
Other                                                6,136         6,081
Total current liabilities                           14,108        17,655

Accrued postretirement benefits                     21,772        20,800
Other long term liabilities                          4,892         4,892
                                                    26,664        25,692

Commitments and contingencies                            -             -

Shareholders' equity:
Common stock, $1.00 par value, authorized
3,000,000 shares; 1,926,414 shares
issued and outstanding                               1,926         1,926
Additional paid-in capital                          16,960        16,629
Retained earnings                                  355,793       341,434
Unearned ESOP shares                               (12,835)      (12,941)
Total shareholders' equity                         361,844       347,048
Total liabilities and shareholders' equity        $402,616      $390,395








The accompanying notes are an integral part of these financial statements.



FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                             For the six months
                                              Ended December 31,

                                               2001     2000
Cash flows from operating activities:
Net income                                    $17,496  $19,408

Adjustments to reconcile net income to
net cash provided by operating activities:

Cumulative effect of accounting change              -      310
Depreciation                                    2,759    2,717
Deferred income taxes                               -    1,763
Gain on sales of assets                          (100)     (19)
ESOP compensation expense                       1,138      549
Net loss (gain) on investments                  1,154     (462)
Net unrealized loss on investments
reclassified as trading                             -    2,336
Change in assets and liabilities:
Short term investments                         28,285  (15,030)
Accounts and notes receivable                    (508)  (1,352)
Inventories                                      (757)     811
Income tax receivable                           2,991        -
Prepaid expenses and other assets              (1,058)    (897)
Accounts payable                               (3,517)     350
Accrued payroll expenses and other
Current liabilities                               (30)   2,520
Accrued post retirement benefits                  972      736
Total adjustments                              31,329   (5,668)
Net cash provided by
     operating activities                     $48,825  $13,740




The accompanying notes are an integral part of these financial statements.




FARMER BROS. CO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)

                                                For the six months
                                                Ended December 31,

                                                  2001     2000

Net cash provided by
     operating activities:                       $48,825  $13,740

Cash flows from investing activities:
Purchases of property, plant                      (2,301)  (3,517)
     and equipment
Proceeds from sales of property,
     plant and equipment                             154       79
Notes issued                                         (35)     (78)
Notes repaid                                       2,533       36
Net cash provided by (used in)                       351   (3,480)
     investing activities
Cash flows from financing activities:
Dividends paid                                    (3,137)  (2,947)
ESOP contributions                                  (701)    (390)

Net cash used in financing activities             (3,838)  (3,337)

Net increase in cash and
cash equivalents                                  45,338    6,923

Cash and cash equivalents at beginning
of period                                         19,362   15,504

Cash and cash equivalents at end of period       $64,700  $22,427

Supplemental disclosure of
cash flow information:
Income tax payments                               $7,732  $10,257




The accompanying notes are an integral part of these financial statements.





Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Farmer Bros Co. annual report on Form 10-K for the year ended June 30, 2001.

Note 2. Investments

The following is a summary of trading investments (in thousands):

                                                Net Gain
December 31, 2001                    Cost       or Loss    Fair Value


    Corporate debt                  $ 75,532      $   53   $ 75,585
    U.S. Treasury obligations         45,843         395     46,238
    U.S. Agency obligations           36,051          81     36,132
    Preferred stock                   45,706       1,164     46,870
    Other fixed income                 8,250         (18)     8,232
    Futures, options and other
        derivative investments         1,681        (359)     1,322
                                    $213,063      $1,316   $214,379


                                                 Net Gain
June 30, 2001                         Cost        or Loss   Fair Value


    Corporate debt                  $ 85,035        $ 80   $ 85,115
    U.S. Treasury obligations         71,030         188     71,218
    U.S. Agency obligations           31,852         106     31,958
    Preferred stock                   46,256          (2)    46,254
    Other fixed income                 8,014          (3)     8,011
    Futures, options and other
        derivative investments         1,262           -      1,262
                                    $243,449        $369   $243,818


Note 3. Inventories
(In thousands)

December 31, 2001
                                   Processed   Unprocessed    Total

Coffee                               $ 3,842     $10,241    $14,083
Allied products                       12,123       5,109     17,232
Coffee brewing equipment               1,998       3,224      5,222
                                     $17,963     $18,574    $36,537
June 30, 2001
                                   Processed   Unprocessed    Total

Coffee                               $ 4,120     $ 8,752    $12,872
Allied products                       13,847       3,980     17,827
Coffee brewing equipment               2,201       2,880      5,081
                                     $20,168     $15,612    $35,780


Note 4.  Comprehensive Income

(In thousands)           For the three months   For the six months
                         ended December 31,     ended December 31,
                             2001        2000       2001     2000

Net income                 $9,733     $11,807    $17,496  $19,408
Unrealized investment
  gains, net                    -           -          -    2,646
Total comprehensive income $9,733     $11,807    $17,496  $22,054


Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales for the second quarter of fiscal 2002 increased 10.8% to $54,755,000 as compared to $49,400,000 in the first quarter of fiscal 2002 as the public began to return to restaurants after the September 11 disaster, but decreased 5.3% as compared to $57,795,000 in the second quarter of fiscal 2001 primarily due to a 6% decrease in roast coffee sales in the current quarter as compared to the same quarter of fiscal 2001. Although the average cost of green coffee has declined 36% in the 12 months ended December 31, 2001, gross profit has not similarly improved because of the reduced sales volume. Gross profit decreased 3% to $37,337,000 as compared to $38,631,000 in the same quarter of fiscal 2001 and increased 15% as compared to $32,569,000 in the first quarter of fiscal 2002. Gross profit for the first half of fiscal 2001 decreased 1% to $69,906,000 as compared to $70,934,000 in the same period of the prior fiscal year.

Operating expenses, consisting of selling and general and administrative expenses, increased 7% to $25,446,000 in the second quarter of fiscal 2002 as compared to $23,867,000 in the second quarter of fiscal 2001, and increased 4% to $48,729,000 in the first half of fiscal 2002 as compared to $46,712,000 in the first six months of fiscal 2001. This increase is primarily attributed to compensation related expenses, including salary increases, the cost of the ESOP, increases in employee medical claims, and employee retirement plan costs.

Upon adoption of SFAS 133, on July 1, 2000, the Company transferred all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category. Accordingly, the Company recognized the accumulated unrealized loss of $3,894,000 in the consolidated statement of net income for the period ended December 31, 2000 as other income.

During the first half of fiscal 2001, the Company had realized and unrealized gains (losses) on securities of approximately $709,000 and $(247,000), respectively, as compared to realized gains on securities of approximately $207,000 and $947,000, respectively, in the same period of fiscal 2002. Lower interest rates in the current fiscal year have resulted in a lesser amount of interest earned. Interest earned decreased 40% to $1,922,000 as compared to $3,209,000 in the quarter ended December 31, 2001 and 2000, respectively, and decreased 29% to $4,411,000 as compared to $6,200,000 for the first six months of fiscal 2002 and 2001, respectively.

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

Net income for the second quarter of fiscal 2002 decreased 18% to $9,733,000, or $5.27 per share, as compared to $11,807,000, or $6.40 per share, in the second quarter of fiscal 2001, but decreased 11% to $17,496,000, or $9.47 per share, as compared to $19,408,000, or $10.53 per share in the first six months of fiscal 2002 and 2001, respectively.

Quarterly Summary of Results
(In thousands of dollars)


                       12/30/00   3/31/01   6/30/01  9/30/01  12/31/01

Net sales               $57,795   $54,814   $50,807  $49,400  $54,755
Gross profit             38,631    36,413    34,053   32,569   37,337
Income from operations   14,764    11,882     6,011    9,286   11,891
Net income               11,807     9,793     6,977    7,763    9,733
Net income per share      $6.40     $5.32     $3.77    $4.21    $5.27

Market Risk Disclosures
Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of December 31, 2001 over 60% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 140 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately ($2,140,000).

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2001. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.


                  Market Value of December 31, 2001
                  Preferred    Futures &        Total    Value of Total
                    Stock       Options       Portfolio   Portfolio

-200 basis points  $53,667               $0      $53,667      $5,656
   ("b.p.")
-100 b.p.            50,744               37       50,781       2,770
Unchanged            46,870            1,140       48,010           0
+100 b.p.            42,967            4,844       47,811        -199
+200 b.p.            39,296            8,389       47,685        -325


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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at December 31, 2001. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at December 31, 2001.

Commodity Risk Disclosure
(In thousands)

                        Market Value of
Coffee Cost  Coffee     December 31, 2001             Change in Market Value
Change       Inventory  Futures & Options    Totals   Derivatives  Inventory


         -10%   $12,675         $104          $12,779         $285   ($1,408)
unchanged        14,083         (181)          13,902     -              -
          10%    15,491         (466)          15,025         (285)    1,408

At December 31, 2001 the derivatives consisted mainly of commodity futures and commodity purchase agreements with maturities shorter than three months.

PART II OTHER INFORMATION


Item 4.  Submission of matters to a vote of security holders.
The Annual Meeting of Shareholders of Farmer Bros. Co. was held on November 26, 2001. Holders of the Company's common stock were entitled to one vote per share of common stock held.

Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors: Roy F. Farmer, Roy E. Farmer, John H. Merrell, Lewis A. Coffman, Guenter W. Berger and John M. Anglin.

The approval of the restatement and amendment of the Company's Articles of Incorporation was approved by the affirmative vote of 1,587,928 shares in favor, 121 shares against and 91 shares abstaining.

The proposal to appoint Ernst & Young LLP as the independent accountants for the Company for the year ended June 30, 2002 was approved with 1,530,919 shares for, 526 shares against and 46,695 shares abstaining.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 30, 2002	Farmer Bros. Co.
		(Registrant)


		/s/ John E. Simmons
		John E. Simmons
		Treasurer and
		Chief Financial Officer