Form 10-K/A
period 2001-06-30
FARMER BROTHERS CO
filed 2002-02-15
CIK 34563

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

Item 2.  Properties

Our largest and most significant facility is the roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our fleet.
We stage product in more than 100 small branch warehouses throughout our service area. These warehouses taken together represent a vital part of our business, but no individual warehouse is material to the group as a whole, and most warehouses vary in size from 2,500-12,000 sq. feet. We believe both the existing plant and distribution warehouses will continue to provide adequate capacity for the foreseeable future. A complete list of facilities is found in Exhibit (99).

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

Futures contracts not designated as hedges, and terminations of contracts designed as hedges are marked to market and changes are recognized in current earnings. There were no open contracts at June 30, 2000 and 1999. Open contracts at June 30, 2001 are addressed in the following Item 7A.

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


Investments at June 30, 2001 are as follows:
(In thousands)
                                                           Net Gain     Fair
June 30, 2001                                Cost           or(Loss)   Value

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors

Name            Age  Served as a Director  Principal Occupation
                     Continuously Since    for the Last Five Years

Roy F. Farmer (1)  85  1951  Chairman and Chief Executive Officer
Roy E. Farmer (1)  49  1993  President and Chief Operating Officer
Guenter W. Berger  64  1980  Vice President - Production
Lewis A. Coffman   82  1983  Retired (formerly Vice President - Sales)
John M. Anglin(2)  54  1985  Partner in Law Firm of Walker, Wright, Tyler
                              & Ward, LLP, Los Angeles, California
John H. Merrell    57  2001  Partner in Accounting Firm of Hutchinson
                              and Bloodgood LLP, Glendale, California

(1)  Roy F. Farmer is the father of Roy E. Farmer.

(2)  Walker, Wright, Tyler & Ward, LLP provides legal services to the
Company.


Executive Officers

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



Item 11.  Executive Compensation

Summary Compensation Table
                                    Annual            Other
Name and Principal   Fiscal      Compensation         Annual      All Other
 Position              Year     Salary   Bonus(2)  Compensation  Compensation(1)


ROY F. FARMER           2001 $1,000,000   $450,000 $      -     $117,482 (3)
Chairman and CEO        2000 $1,000,000   $500,000 $      -     $104,721 (3)
                        1999 $1,000,000 $3,500,000 $      -     $ 88,154 (3)

ROY E. FARMER           2001   $309,000   $300,000 $      -         $383
President and COO       2000   $302,933   $250,000 $      -         $343
                        1999   $252,542   $250,000 $  44,800 (4)    $305

GUENTER W. BERGER       2001   $224,149   $100,000 $      -         $570
Vice President,         2000   $221,561   $100,000 $      -         $520
    Production          1999   $215,951   $100,000 $   4,340 (4)    $470

KENNETH R. CARSON       2001   $197,080    $75,000 $      -         $356
Vice President, Sales   2000   $194,805    $75,000 $      -         $331
                        1999   $189,503    $75,000 $   5,908 (4)    $306

JOHN E. SIMMONS         2001   $178,849    $75,000 $      -         $181
Treasurer               2000   $175,114    $75,000 $      -         $166
                        1999   $169,447    $75,000 $   5,600 (4)    $153

(1) Except as stated in footnote (3) the amount shown represents the dollar value of the benefit to the executive officer for the years shown under the Company's executive life insurance plan.

(2) Awarded under the Company's Incentive Compensation Plan. The awards for fiscal 2001 were based primarily upon the Company's earnings achieved that year. Roy F. Farmer's award has been deferred until death or retirement. The awards to the other officers were paid currently (See "Compensation Committee Report," supra.).

(3) The amount shown for Roy F. Farmer represents P.S. 58 costs of the two split-dollar life insurance policies purchased pursuant to the prior employment agreement with Mr. Farmer which expired in 1998 plus the dollar value of the benefit to him under the Company's executive life insurance plan.

(4) Compensation element of purchase of shares from the Company at a price below market on the date of purchase.


Pension Plan Table

Annualized Pension Compensation
for Highest 60 Consecutive Months      Credited Years of Service
in Last Ten Years of Employment      20      25      30      35

$100,000                          $30,000 $37,500 $45,000 $52,500
 125,000                           37,500  46,875  56,250  65,625
 150,000                           45,000  56,250  67,500  76,750
 170,000                           51,000  63,750  76,500  89,250
 200,000                           51,000  63,750  76,500  89,250
 250,000                           51,000  63,750  76,500  89,250

The above table shows estimated annual benefits payable under the Company's retirement plan upon retirement at age 62 to persons at various average compensation levels and years of credited service based on a straight life annuity. The retirement plan is a contributory defined benefit plan covering all non-union Company employees. The following figures assume that employee contributions (2% of annual gross earnings) are made throughout the employees' first five years of service and are not withdrawn. After five years of participation in the plan, employees make no further contributions. Benefits under a predecessor plan are included in the following figures. Maximum annual combined benefits under both plans generally cannot exceed the lesser of $135,000 or the average of the employee's highest three years of compensation.

The earnings of executive officers by which benefits in part are measured consist of the amounts reportable under "Annual Compensation" in the Summary Compensation Table less certain allowance items (none in 2001). Credited years of service through December 31, 2000 were as follows:
Guenter W. Berger - 36 years; Roy E. Farmer - 24 years; Kenneth R. Carson - 35 years; John E. Simmons - 19 years. After 37 years of credited service, Roy F. Farmer began receiving maximum benefits during fiscal 1988.
The above straight life annuity amounts are not subject to deductions for Social Security or other offsets. Other payment options, one of which is integrated with Social Security benefits, are available.


Compensation of Directors

The Board met four times during fiscal 2001. Roy F. Farmer attended two of the four meetings. No director receives fees or expense reimbursements for his or her attendance at the meetings, except Mr. Anglin who was paid an hourly fee of $285 for each Board and committee meeting attended. Effective July 1, 2001 each director who is not a Company employee will receive an annual retainer fee of $10,000 and the additional sum of $1,000 for each board meeting and committee meeting (if not held in conjunction with a board meeting). A director also will receive reimbursement of travel expenses from outside the greater Los Angeles area to attend a meeting.


Compensation Committee Interlocks and Insider Participation

The Compensation Committee (the "Committee") is comprised of John M. Anglin, a director, Lewis A. Coffman, a director and retired executive officer of the Company, and John H. Merrell, a director.


Compensation Committee Report

The Compensation Committee, comprised of Messrs. Anglin, Coffman and Merrell, met once in fiscal 2001. The Compensation Committee makes all determinations with respect to executive compensation and administers the Company's Incentive Compensation Plan.


Compensation Philosophy and Objectives

The Committee believes that once base salaries of executive officers are established at competitive levels, increases should generally reflect cost of living changes and that individual performance should be rewarded by bonuses or other incentive compensation awards. The Committee believes that most of the officers will be incentivized to a greater degree by such a program.

Chief Executive Officer Compensation

In 1999 the Committee obtained a competitive compensation study prepared by Ernst & Young LLP relating to Roy F. Farmer's compensation. The study concluded that the total direct compensation paid to CEO's of companies deemed comparable by Ernst & Young LLP was in the range of $669,700 to $1,444,000. The term "total direct compensation", as used in the Ernst & Young LLP study, does not include retirement benefits (including pension plans, 401(k) plans, deferred compensation plans and supplemental retirement plans or split-dollar life insurance programs) typically provided to CEO's of successful companies. The Committee determined that the retirement benefits provided to Mr. Farmer were well below those provided to CEO's of comparable companies.

The Committee determined that Roy F. Farmer's salary for the fiscal year ended June 30, 2001, excluding the award under the Company's Incentive Compensation Plan (see below), be $1,000,000. This represents no change from fiscal 2000.

Incentive Compensation Plan

The Company made awards under its Incentive Compensation Plan (the
"Plan") for fiscal 2001 to all executive officers. The Committee felt that awards were justified in light of the Company's performance in 2001.

Under the provisions of the Plan, a percentage of the Company's annual pre-tax income is made available for cash or deferred awards. The percentage varies from three percent of pre-tax income over $14 million to six percent of pre-tax income of $24 million or more. Amounts available for awards but not awarded are carried forward. The pool available for awards for fiscal 2001 under the Incentive Compensation Plan was in excess of $14 million. Of the available pool, the Committee awarded a total of $1 million of which $450,000 was awarded to Roy F. Farmer, the Company's Chief Executive Officer, and $550,000 in toto was awarded to the other executive officers.

The award to Roy F. Farmer is payable in five annual installments commencing upon retirement. The unpaid balance of the award is payable upon death. Under the terms of the Plan, the unpaid balance of deferred awards is increased by a growth factor keyed to the Company's average return on invested funds. Under Plan provisions, the unpaid portion of deferred awards is forfeited in the event the recipient engages in activities competitive with the Company or is guilty of malfeasance.

In making the award to Roy F. Farmer, the Committee was motivated primarily by the earnings achieved by the Company in 2001 and Mr. Farmer's substantial contribution to those earnings.

					John M. Anglin
					Lewis A. Coffman
					John H. Merrell



Performance Graph




                   Comparison of Five-Year Cumulative Total Return* Farmer Brothers Co., Russell 2000 Index And Value
                             Line Food Processing Index
                        (Performance Results Through 6/30/01)

                      1996     1997     1998     1999     2000     2001
Farmer Brothers Co.   100.00    93.58   179.46   154.10   135.48   177.27
Russell 2000 Index    100.00   116.33   135.09   136.26   153.99   150.64
Food Processing       100.00   148.25   200.06   191.81   199.12   242.51

Assumes $100 invested at the close of trading 6/30/96 in Farmer Brothers Co. commons stock, Russell 2000 Index and Food Processing Index.

*Cumulative total return assumes reinvestment of dividends.

Source:  Value Line, Inc.
Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial Ownership Reporting Compliance

The following are all persons known to management who beneficially own more than 5% of the Company's common stock:


                           Amount and Nature    Percent
Name and Address of            of Beneficial       of
  Beneficial Owner              Ownership (1)    Class

Roy F. Farmer                  835,035 shares (2)  43.35%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Catherine E. Crowe             203,430 shares (3)  10.56%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Franklin Mutual Advisers, LLC  187,488 shares (4)   9.73%
51 John F. Kennedy Parkway
Short Hills, NJ 07078
Attn: Bradley Takahashi

(1) Sole voting and investment power unless indicated otherwise in following footnotes.
(2) Includes 171,041 shares owned outright by Mr. Farmer and his wife as trustees of a revocable living trust, 662,121 shares held by various trusts of which Mr. Farmer is sole trustee for the benefit of family members, 1,849 shares owned by his wife in which Mr. Farmer disclaims any beneficial interest and 24 shares beneficially owned by Mr. Farmer through the Company's Employee Stock Ownership Plan ("ESOP"), rounded to the nearest whole share.
(3) Excludes 9,900 shares held by trusts for Mrs. Crowe's benefit. Mr. Farmer is sole trustee of said trusts and said shares are included in his reported holdings.

(4) According to a Schedule 13G filed with the Securities and Exchange Commission dated November 21, 2000 by Franklin Mutual Advisers, LLC ("Franklin"), Franklin on that date beneficially owned 187,488 shares (9.73%). Franklin is reported to have sole voting and investment power over these shares pursuant to certain Investment Advisory contracts with one or more record shareholders, which advisory clients are the record owners of the 187,488 shares.












(b) The following sets forth the beneficial ownership of the common stock of the Company by each director and nominee, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group:

                      Number of Shares and Nature
Name                  of Beneficial Ownership (1)            Percent of Class

Roy F. Farmer         (See "Item 12(a)," supra)
Guenter W. Berger                      524(2)                         *
Lewis A. Coffman                        15(3)                         *
Roy E. Farmer                       38,235(4)                       1.98%
John M. Anglin                          None                          -
Kenneth R. Carson                      274(5)                         *
John E. Simmons                        386(6)                         *
John H. Merrell                         None                          -
All directors and exec
    officers as a group (8 persons)  874,469                      45.39%

(1) Sole voting and investment power unless indicated otherwise in following footnotes.
(2) Held in trust with voting and investment power shared by Mr. Berger and his wife, includes 24 shares beneficially owned by Mr. Berger through the Company's ESOP, rounded to the nearest whole share.
(3)  Voting and investment power shared with spouse.
(4) Includes 4,000 shares owned outright by Mr. Farmer, 34,211 shares held by various trusts of which Mr. Farmer is sole trustee and 24 shares beneficially owned by Mr. Farmer through the Company's ESOP, rounded to the nearest whole share. Excludes 21,218 shares held in a trust of which Roy F. Farmer is sole trustee (reported under Roy F. Farmer's name in Item 12(a), supra) and of which Roy E. Farmer is the beneficiary.
(5) Includes 24 shares beneficially owned by Mr. Carson through the Company's ESOP, rounded to the nearest whole share.
(6) Voting and investment power shared with spouse, includes 24 shares beneficially owned by Mr. Simmons through the Company's ESOP, rounded to the nearest whole share.

*   Less than 1%.


Item 13.  Certain Relationships and Related Transactions

Reference is made to the information set forth in Items 10 and 11 of this Form 10-K/A Annual Report.













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

2. Financial Statement Schedules: Financial Statement Schedules are omitted as they are not applicable, of the required informaion is given in the consolidated financial statements of notes thereto.



(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


(c)  Exhibits

3.	Articles of incorporation and by-laws.
  Attached.

(i)  RESTATED ARTICLES OF INCORPORATION OF FARMER BROS. CO.

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




(ii) BYLAWS OF FARMER BROS. CO. A California Corporation

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




(21) Subsidiaries of the Registrant.

FBC Finance Co., a California corporation.

(99) Additional Exhibits.


Offices Warehouses and PlantsOffices, Warehouses and Plants
The Corporation
Farmer Bros. Co., headquartered in Torrance, California, roasts and packages coffee, processes spices and other restaurant supplies at that location, and manufactures a complete line of coffee-brewing equipment at its Brewmatic Division plant in Los Angeles. The Corporation's primary business is conducted through its internal divisions: Restaurant and Institutional Sales Division, Brewmatic Division, Spice Products Division and Custom Coffee Plan Division; and one subsidiary, FBC Finance Company.

Executive Offices:
Farmer Bros. Co.
20333 South Normandie Avenue, Torrance, California
Restaurant and Institutional Sales Division
20401 South Normandie Avenue, Torrance, California
Brewmatic Company Division
20333 South Normandie Avenue, Torrance, California
Spice Products Company Division
20333 South Normandie Avenue, Torrance, California
Custom Coffee Plan Division
20333 South Normandie Avenue, Torrance, California
FBC Finance Co.
20333 South Normandie Avenue, Torrance, California


RESTAURANT AND INSTITUTIONAL SALES BRANCHES


Arizona
FLAGSTAFF
2385 N. Walgreen
Street
Lake Havasu
1880 Commander
Dr., Suite C
PHOENIX
1060 W. Alameda
Dr.
Tempe
TUCSON
3818 South Evans
Blvd.
YUMA
3320 E. Gila Ridge
Rd.
Arkansas
FAYETTEVILLE
3901-D Kelly
Springdale
LITTLE ROCK
7630 Hardin Drive
North Little Rock
California
BAKERSFIELD
1135 W. Columbus
BARSTOW
408 N. Second
Street
BISHOP
324 E. Clarke
Street
Castroville
11460 Commercial
Parkway
CHICO
252 East Avenue,
Suite F
EUREKA
1825 3rd Street
FRESNO
4576 N. Bendel
LANCASTER
42138 7th Street
West
OAKLAND
9844 Kitty Lane
Emeryville
PALM SPRINGS
72205 Corporate
Way
Thousand Palms
REDDING
5601 Cedar Rd. - E
Resident Branch
RIVERSIDE
12101 Madera Way
SACRAMENTO
2450 Boatman Ave.
SAN DIEGO
7855 Ostrow St., B
SAN GABRIEL
859 Meridian St.
Duarte
SAN JOSE
1462 Seareel Pl.
SAN LUIS OBISPO
3415 Miguelito Ct.
SANTA Ana
3921 W. Segerstrom
Ave.
SANTA ROSA
470 E. Todd Rd.
STOCKTON
4243 Arch Road
TORRANCE
20401 S. Normandie
Ave.
VALLEY
9373 Remick Ave.
Arleta
VENTURA
1350 Stellar Dr.
Oxnard
Colorado
COLORADO SPRINGS
337 Manitou Ave.
Manitou Springs
DENVER
5595 Joliet Street
FORT COLLINS
4500 Innovation
Drive
GRAND JUNCTION
2848 Chipeta Ave.,
#B
Idaho
BOISE
1625 South Curtis
IDAHO FALLS
805 S. Saturn Ave.
TWIN FALLS
445 5th Ave. W
Resident Branch
Illinois
CHICAGO
31W280 Diehl Rd.,
Unit 103
Naperville
MOLINE
2950 38th Avenue
SPRINGFIELD
3430 C
Constitution Dr.
Indiana
EVANSVILLE
1905 N. Kentucky
Ave.
INDIANAPOLIS
1123 Country Club
Rd.
Iowa
DES MOINES
1662 N.E. 55th
Ave.
OMAHA
3217 Nebraska Ave.
Council Bluffs
Kansas
WICHITA
2355 S. Edwards,
Suite B
Louisiana
SHREVEPORT
4220 Pro St.
Minnesota
DULUTH
4314 Enterprise
Cr.
MINNEAPOLIS
3074 84th Lane N E
Blaine
Missouri
COLUMBIA
4881 B I-70 Drive
SW
KANSAS CITY
9 N.E. Skyline Dr.
Lee's Summit
SPRINGFIELD
450 M S. Union
ST. LOUIS
12832 Pennridge
Dr.
Montana
BILLINGS
2625 Enterprise
Ave.
GREAT FALLS
2600 16th St. N.E.
Black Eagle
MISSOULA
2751 Charlo St.
Nebraska
NORTH PLATTE
601 Sioux Meadow
Nevada
ELKO
460 S. A Street
LAS VEGAS
3417 Losee Rd.
CARSON CITY
3880 Technology
Way
New Mexico
ALBUQUERQUE
5911 Office Blvd.
FARMINGTON
1414 Schofield
Lane
Resident Branch
ROSWELL
710 East College
North Dakota
BISMARCK
3800 Commerce
Drive, Suite C
FARGO
710 38th St. N.W.
Unit C
Oklahoma
OKLAHOMA CITY
4611 S.W. 20th St.
TULSA
804 S. 8th St.
Broken Arrow
Oregon

BEND
20409 N. W. Cady
Way
Resident Branch
EUGENE
2545-F Prairie Rd.
MEDFORD
777 East Vilas Rd.
Central Point
PORTLAND
7515 N.E. 33rd Dr.
SALEM
3790-G Silverton
Rd. NE
South Dakota
RAPID CITY
2030 Creek Dr.
SIOUX FALLS
2405 W. 5th St.
Tennessee
MEMPHIS
5753 E. Shelby
Dr., Ste 1
NASHVILLE
1330 Foster Ave.
Texas
AMARILLO
1415 S. Johnson
St.
AUSTIN
2004 Lamar Dr.
Round Rock

CORPUS CHRISTI
3909 Wow Road
DALLAS/FT. WORTH
744 Avenue H East
Arlington
EL PASO
1325 Don Haskins
Dr.
HOUSTON
6638 Rupley Circle
LUBBOCK
1608 D No.
University
Resident Branch
McALLEN
1312 E. Laurel
ODESSA
2017 W. 7th
SAN ANTONIO
4930 Center Park
WICHITA FALLS
1404 Beverly Drive
Utah

SALT LAKE CITY
2230 So. 2000 West
Washington
SEATTLE
8660 Willows Rd.
Redmond
SPOKANE
E. 10915
Montgomery Dr.
TACOMA
9412 Front Street
Lakewood
YAKIMA
2301 S. 18th
Street
Union Gap
Wisconsin
GREEN BAY
1227 S. Maple Ave.
LA CROSSE
1232 Clinton St.
MADISON
1017 Jonathan Dr.
MILWAUKEE
W. 182 S8335-A
Racine Ave.
Muskego
Wyoming
CASPER
2170 N. Old Salt
Creek Hwy.


Custom Coffee Plan BRANCHES:

California
North Hollywood
7419 Bellaire Ave.
San Diego
7855-A Ostrow St.
San Leandro
3041 Teagarden
Torrance
20333 S. Normandie
Ave.
Colorado
Denver
5595 Joliet
Street, #B
Texas
Arlington
722 Avenue H East
Houston
11519 South
Petropark Drive




























SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.



By:


Roy F. Farmer, Chief Executive Officer and Chairman of the Board of Directors
Date:  February 14, 2002



By:


John E. Simmons, Treasurer and Chief Financial and Accounting Officer
Date:  February 14, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Roy E. Farmer, President and Director
Date:  February 14, 2002




John M. Anglin, Director
Date:  February 13, 2002







61