Form 10-Q
period 2002-03-31
FARMER BROTHERS CO
filed 2002-05-10
CIK 34563

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2002
Commission file number 0-1375


FARMER BROS. CO.


California                                                95-0725980
State of Incorporation                                Federal ID Number

20333 S. Normandie Avenue, Torrance, California             90502
Registrant's Address                                         Zip

(310) 787-5200
Registrant's telephone number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding:  1,926,414 as of March 31, 2002.




















PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                        For the three months  For the nine months
                           ended March 31,      ended March 31,

                            2002      2001      2002      2001

Net sales                   $51,298   $54,814  $155,453  $164,624
Cost of goods sold           16,512    18,401    50,761    57,277
                             34,786    36,413   104,692   107,347
Selling expense              21,753    21,310    64,176    62,544
General and administrative
  expenses                    3,190     3,221     9,496     8,699
                             24,943    24,531    73,672    71,243
Income from operations        9,843    11,882    31,020    36,104

Other income:
  Dividend income               802       770     2,406     2,274
  Interest income             1,540     3,204     5,951     9,404
  Other, net                 (1,683)      331      (193)      997
                                659     4,305     8,164    12,675
Income before taxes          10,502    16,187    39,184    48,779

Income taxes                  4,096     6,394    15,282    19,268

Income before cumulative
  effect of accounting cha    6,406     9,793    23,902    29,511

Cumulative effect of
  accounting change,
  net of income taxes             -         -         -      (310)

Net income                   $6,406    $9,793   $23,902   $29,201
Income per common share:
  Before cumulative effect
    of accounting change      $3.47     $5.32    $12.95    $16.02
  Cumulative effect of
    accounting change             -         -         -    ($0.17)
Net income per share          $3.47     $5.32    $12.95    $15.85

Weighted average shares
  outstanding              1,846,388 1,843,497 1,845,501 1,842,868

Dividends declared per
  Share                       $0.85     $0.80     $2.55     $2.40



The accompanying notes are an integral part of these financial statements.


FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                              March 31,    June 30,
                                                2002         2001
                  ASSETS
Current assets:
  Cash and cash equivalents                     $55,571     $19,362
  Short term investments                        226,880     243,818
  Accounts and notes receivable, net             14,281      15,326
  Inventories                                    36,190      35,780
  Income tax receivable                           1,783       2,991
  Deferred income taxes                           1,092       1,092
  Prepaid expenses                                  897         510
    Total current assets                        336,694     318,879

Property, plant and equipment, net               38,649      39,094
Notes receivable                                    285       2,727
Other assets                                     27,402      26,432
Deferred income taxes                             3,263       3,263
    Total assets                               $406,293    $390,395

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $2,128      $5,153
  Accrued payroll expenses                        4,402       6,421
  Other                                           5,578       6,081
    Total current liabilities                    12,108      17,655

Accrued postretirement benefits                  22,243      20,800
Other long term liabilities                       4,892       4,892
                                                 27,135      25,692

Commitments and contingencies                    -             -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,926,414 shares
    issued and outstanding                        1,926       1,926
  Additional paid-in capital                     17,165      16,629
  Retained earnings                             360,629     341,434
  Unearned ESOP shares                          (12,670)    (12,941)
     Total shareholders' equity                 367,050     347,048
   Total liabilities and shareholders' equity  $406,293    $390,395









The accompanying notes are an integral part of these financial statements.



FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                         For the nine months
                                                            ended March 31,



                                                                 2002     2001
Cash flows from operating activities:
Net income                                                   $23,902  $29,201

Adjustments to reconcile net income to
net cash provided by operating activities:
Cumulative effect of accounting change                          -         310
Depreciation                                                   4,126    4,092
Deferred income taxes                                           -       1,763
Gain on sales of assets                                         (200)     (99)
ESOP compensation expense                                      1,622      875
Net loss (gain) on investments                                   654     (645)
Net unrealized loss on investments
reclassified as trading                                         -       2,337
Change in assets and liabilities:
Short term investments                                        16,284  (40,453)
Accounts and notes receivable                                    897    1,534
Inventories                                                     (410)   1,164
Income tax receivable                                          1,208     -
Prepaid expenses and other assets                             (1,358)  (1,906)
Accounts payable                                              (3,025)     681
Accrued payroll expenses and other
current liabilities                                           (2,522)    (939)
Accrued post retirement benefits                               1,443    1,158
   Total adjustments                                          18,719  (30,128)
Net cash provided by (used in) operating activities          $42,621    ($927)

















The accompanying notes are an integral part of these financial statements.



FARMER BROS. CO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)
                                                      For the nine months
                                                        ended March 31,
                                                       2002           2001

Net cash provided by operating activities:           $42,621          ($927)

Cash flows from investing activities:
   Purchases of property, plant and equipment         (3,735)        (4,205)
   Proceeds from sales of property, plant
    and equipment                                        254            167
   Notes issued                                          (35)           (78)
   Notes repaid                                        2,625            280
Net cash (used in) investing activities                 (891)        (3,836)

Cash flows from financing activities:
   Dividends paid                                     (4,706)        (4,421)
   ESOP contributions                                   (815)          (390)

Net cash used in financing activities                 (5,521)        (4,811)

Net increase in cash and
 cash equivalents                                     36,209         (9,574)

Cash and cash equivalents at beginning
 of period                                            19,362         15,504

Cash and cash equivalents at end of period            55,571          5,930

Supplemental disclosure of
 cash flow information:
  Income tax payments                                $14,095        $18,459


















The accompanying notes are an integral part of these financial statements.



Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

Note 2. Investments

The following is a summary of trading investments (in thousands):

                                                 Net Gain
March 31, 2002                        Cost       or Loss  Fair Value


    Corporate debt                  $ 39,707     $    30   $ 39,737
    U.S. Treasury obligations         99,030         162     99,192
    U.S. Agency obligations           30,000        (103)    29,897
    Preferred stock                   48,377        (182)    48,195
    Other fixed income                 8,208         (24)     8,184
    Futures, options and other
        derivative investments         1,427         248      1,675
                                    $226,749      $  131   $226,880


                                                 Net Gain
June 30, 2001                         Cost        or Loss   Fair Value


    Corporate debt                  $ 85,035        $ 80   $ 85,115
    U.S. Treasury obligations         71,030         188     71,218
    U.S. Agency obligations           31,852         106     31,958
    Preferred stock                   46,256          (2)    46,254
    Other fixed income                 8,014          (3)     8,011
    Futures, options and other
        derivative investments         1,262           -      1,262
                                    $243,449        $369   $243,818

Note 3. Inventories
(In thousands)

March 31, 2002
                                   Processed   Unprocessed    Total

Coffee                               $ 3,676     $10,683    $14,359
Allied products                       11,790       4,956     16,746
Coffee brewing equipment               2,074       3,011      5,085
                                     $17,540     $18,650    $36,190
June 30, 2001
                                   Processed   Unprocessed    Total

Coffee                               $ 4,120     $ 8,752    $12,872
Allied products                       13,847       3,980     17,827
Coffee brewing equipment               2,201       2,880      5,081
                                     $20,168     $15,612    $35,780

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

Note 4.  Comprehensive Income

(In thousands)
                            For the three months    For the nine months
                               ended March 31,          ended March 31,
                                    2002       2001    2002       2001

Net income                       $6,406     $9,793      $23,902    $29,201
Unrealized investment
  gains, net                         -        -            -         2,646
Total comprehensive income       $6,406     $9,793      $23,902    $31,847


Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Financial Condition

There have been no material changes in the Company's liquidity or financial condition since the year ended June 30, 2001.

                                  March 31,    June 30,
                                     2002         2001

Current assets                    $336,694     $318,879
Current liabilities                 12,108       17,655
  Working capital                 $324,586     $311,224

Total assets                      $406,293     $390,395

All present and future liquidity needs are expected to be met by internal sources. The company tries not to rely on banks or other third parties for its working capital and other liquidity needs. Our operations are often affected by the green coffee market. At present the cost of green coffee is comparatively low; but the market is volatile and green coffee prices could climb without warning requiring a substantial additional investment in inventory merely to maintain its existing level of business operations.

The board of directors has authorized financing of an initial loan to the ESOP of up to $30,000,000 for the purchase of company stock. The company has plans to purchase improved properties for certain of its branch warehouse locations, and where buildings are not available, has purchased land and developed the property itself. At present the company is completing the development of a branch warehouse in Victorville, CA. The company continues to seek out friendly acquisitions in its lines of business throughout the country. There are no acquisitions pending at this time.

Results of Operations

Net sales for the third quarter of fiscal 2002 decreased 6.4% to $51,298,000 as compared to $54,814,000 in the same period of fiscal 2001. Sales in the first 9 months of fiscal 2002 decreased 5.6% to $155,453,000 as compared to $164,624,000 in the first 9 months of fiscal 2001. We believe that continued weakness in the economy has affected our customers. Reportedly, business travel and entertainment have been reduced by the recession, and individuals have reduced their discretionary spending in restaurants which the Company believes accounts for most of the decrease in sales volume in the first three quarters of fiscal 2002 as compared to the same period of the prior fiscal year.

Cost of goods sold decreased 10.3% to $16,512,000, or 32% of sales in the quarter ended March 31, 2002 from $18,401,000 or 34% of sales in the same quarter of fiscal 2001. Cost of goods sold decreased 11.4% to $50,761,000 or 33% of sales in the first three quarters of fiscal 2002 as compared to $57,277,000 or 35% of sales in the same period of fiscal 2001. The average cost of green coffee has continued to decline through the current fiscal year, and at March 31, 2002 is approximately 22% below the March 31, 2001 cost. Gross profit decreased 4.5% to $34,786,000 or 68% of sales for the fiscal quarter just ended as compared to $36,413,000, or 66% of sales, in the same period of fiscal 2001. Gross profit for the 2002 fiscal year to date decreased 2.4% to $104,692,000 or 67% of sales as compared to $107,347,000 or 65% of sales in the same period of fiscal 2001.

Selling and General and Administrative Expenses (Operating Expenses) increased 1.7% to $24,943,000 or 49% of sales in the quarter ended March 31, 2002 as compared to $24,531,000 or 45% of sales in the comparable quarter of the prior fiscal year. Similarly, year to date Operating Expenses increased 3.4% to $73,672,000 or 47% of sales in fiscal 2002 as compared to $71,243,000 or 43%
of sales in fiscal 2001. This increase is primarily the result of higher pension costs ($1,000,000), ESOP expenses ($800,000) and employee medical expenses ($700,000).

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

Other income decreased 84.7% in the three months ended March 31, 2002 to $659,000 from $4,305,000 in the like period of the prior fiscal year. Other income for the nine months ended March 31, 2002 decreased 35.6% to $8,164,000 as compared to $12,675,000 in the same period of the prior fiscal year. This decline is primarily the result of reduced interest income ($1,664,000 for the quarter and $3,453,000 year to date as compared to the results from similar periods of the prior fiscal year) in addition to both realized and unrealized losses on investments and interest rate futures and options ($1,990,000 for the quarter and $1,297,000 year to date as compared to the results from similar periods of the prior fiscal year). This is a consequence of lower interest rates.

During the first nine months of fiscal 2002, the Company had realized and unrealized gains (losses) on securities of approximately $(416,000) and $(238,000), respectively, as compared to realized and unrealized gains (losses) on securities of approximately $(1,559,000) and $1,475,000, respectively, in the same period of fiscal 2001. Lower interest rates in the current fiscal year have resulted in a lesser amount of interest earned. Interest earned decreased 52% to $1,540,000 as compared to $3,204,000 in the quarters ended March 31, 2002 and 2001, respectively, and decreased 37% to $5,951,000 as compared to $9,404,000 for the first nine months of fiscal 2002 and 2001, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company does not believe that the implementation of these standards will have a significant effect on the financial statements.

Quarterly Summary of Results
(In thousands of dollars)

                          3/31/01   6/30/01  9/30/01  12/31/01  3/31/02

Net sales                 $54,814   $50,807  $49,400  $54,755   $51,298
Gross profit               36,413    34,053   32,569   37,337    34,786
Income from operations     11,882     6,011    9,286   11,891     9,843
Net income                  9,793     6,977    7,763    9,733     6,406
Net income per share        $5.32     $3.78    $4.21    $5.27     $3.47

Market Risk Disclosures
Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of March 31, 2002 over 45% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 140 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately ($2,130,000).

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2002. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

Interest Rate Changes
(In thousands)


              Market Value of March 31, 2002               Change in Market
                      Preferred   Futures &     Total        Value of Total
                      Stock       Options      Portfolio        Portfolio

-200 basis points       $55,948         $1          $55,949          $5,551
   ("b.p.")
-100 b.p.                 52,377        162           52,539           2,142
Unchanged                 48,195      2,203           50,398               0
+100 b.p.                 44,030      6,119           50,149            -249
+200 b.p.                 40,176      9,495           49,671            -727




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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at March 31, 2002. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at March 31, 2002.

Commodity Risk Disclosure
(In thousands)

                            Market Value of
Coffee Cost   Coffee        March 31, 2002               Change in Market Value
Change       Inventory    Futures & Options   Totals     Derivatives   Inventory

         -10%   $12,923          $581       $13,504       $716       ($1,436)
   unchanged     14,359          (135)       14,224          -             -
          10%    15,795          (851)       14,944       (716)        1,436


At March 31, 2002 the derivatives consisted mainly of commodity futures and commodity purchase agreements with maturities shorter than three months.

PART II OTHER INFORMATION


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 10, 2002	Farmer Bros. Co.
		(Registrant)


		/s/ John E. Simmons
		John E. Simmons
		Treasurer and
		Chief Financial Officer