Form 10-K
period 2002-06-30
FARMER BROTHERS CO
filed 2002-09-30
CIK 34563

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

Number of shares of Common Stock, $1.00 par value, outstanding as of August 2, 2002: 1,926,414 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $645 million.











PART I

Item 1.  Business

General: Farmer Bros. Co. was incorporated in California in 1923. We manufacture and distribute a product line that includes roasted coffee, coffee related products (coffee filters, stir sticks and creamers), teas, cocoa, spices, and soup and beverage bases to restaurants and other institutional establishments that prepare food, including restaurants, hotels, hospitals, convenience stores and fast food outlets.  The product
line presently includes over 300 items.   Roasted coffee products make up
54% of total sales. No single product other than coffee accounts for 10% or more of revenue. Our products are sold directly from delivery trucks by sales representatives who solicit, sell, and otherwise maintain our customer's accounts.

Raw Materials and Supplies:  Our primary raw material is green coffee.
Coffee purchasing, roasting and packaging takes place at our Torrance, California plant, which is also the distribution hub for our branches.
Green coffee is an agricultural commodity. We purchase our green coffee through domestic commodity brokers. Coffee is grown mainly outside the United States and can be subject to volatile price fluctuations resulting from supply concerns related to crop availability and related conditions such as weather, political events and social instability in coffee producing nations. Government actions and trade restrictions between our own and foreign governments can also influence prices.

Green coffee prices are affected by the actions of producer organizations.
The most prominent of these are the Colombian Coffee Federation (CCF), the Association of Coffee Producing Countries (ACPC) and the International
Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to the coffee consuming nations. In recent years the green coffee market has been influenced by additional production from a variety of producers, notably Vietnam and Brazil. These additional supplies have had the tendency to hold prices down.

Other raw materials used in the manufacture of allied products include a wide variety of spices, including pepper, chilies, oregano & thyme, as well as tea, dry cocoa, dehydrated milk products, salt and sugar. All of these agricultural products can be subject to wide cost variation, but historically no combination of these raw materials has had the material effect on our operating results as has green coffee.

Trademarks & Patents: We own approximately 38 registered U.S. trademarks, which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification.

Seasonality: We experience some seasonal influences. The winter months are the best sales months. However, our product line and geographic diversity provides some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, the summer months usually experience an increase in sales to seasonal businesses located in popular vacation areas.

Distribution: Our products are distributed by our selling divisions from branches located in most large cities throughout the western United States. We operate our own long haul trucking fleet to more effectively control the supply of products to these warehouses and try to minimize our inventory levels within each branch warehouse.

Customers: No customer represents a significant concentration of sales. The loss of any one or more of our larger customer accounts would have no material adverse effect on our operations. Customer contact and service quality, which is integral to our sales effort, is often secondary to product pricing for customers with their own distribution systems. Such customers can be very price sensitive.

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

Working Capital: We finance our operations internally, and we believe that working capital from internal sources will be adequate for the coming year.

Foreign Operations: We have no material revenues that result from foreign operations.

Other: On June 30, 2002, we employed 1,113 employees; 470 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog.

Item 2.  Properties

Our largest and most significant facility is the roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our fleet.
We stage product in more than 100 small branch warehouses throughout our service area. These warehouses taken together represent a vital part of our business, but no individual warehouse is material to the group as a whole, and most warehouses vary in size from 2,500-12,000 sq. feet. We believe both the existing plant and the distribution warehouses will continue to provide adequate capacity for the foreseeable future. A complete list of facilities is found in Exhibit (99).

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

                                2002                  2001
                   High    Low    Dividend   High    Low    Dividend

1st Quarter       $259.50  $215.00  $0.85  $194.19  $165.00  $0.80
2nd Quarter       $267.75  $192.00  $0.85  $211.00  $176.88  $0.80
3rd Quarter       $304.00  $268.98  $0.85  $258.52  $188.00  $0.80
4th Quarter       $370.99  $306.00  $0.85  $239.00  $205.00  $0.80

There were 2,667 holders of record on August 2, 2002.

Item 6.  Selected Financial Data
(In thousands, except per share data)
                             2002         2001     2000     1999       1998
Net sales                  $205,857    $215,431  $218,688  $221,571  $240,092
Income from operations      $38,210     $42,115   $48,965   $36,770   $40,955
   Net income               $30,569     $36,178   $37,576   $28,865   $33,400
Net income per share        $16.54      $19.62    $20.22    $15.16    $17.34

Proforma net income (a)                 $36,488   $35,445   $27,327   $33,702
Proforma net income (a)
   per share                            $19.79    $19.08    $14.36    $17.71

Total assets               $417,524    $390,395  $353,467  $324,836  $307,012
Dividends per share          $3.40       $3.20     $3.00     $2.80     $2.55

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis discusses the results of operations as reflected in the Company's consolidated financial statements. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the years ended June 30, 2002, 2001 and 2000 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the "Risk Factors" described below.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities related to retirement benefits, liabilities resulting from self-insurance of our worker's compensation liabilities, and litigation. We base our estimates on historical experience and other relevant factors that are believed to be reasonable under the circumstances.

While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, actual results may differ from these estimates, which could require the Company to make adjustments to these estimates in future periods.

Investments: Our investments consist of investment grade marketable debt instruments issued by the US Government and major US and foreign corporations, equity securities, primarily preferred stock, and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All derivatives not designated as accounting hedges are marked to market and changes are recognized in current earnings. The fair value of derivative instruments is based upon broker quotes where possible.

Allowance for Doubtful Accounts: We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. Our ability to maintain a relatively small reserve is directly related to our ability to collect from our customers when our sales people regularly interact with our customers in person. This method of operation has historically provided us with a historically low bad debt experience.

Inventories: Inventories are valued at the lower of cost or market and the costs of coffee and allied products are determined on the Last In, First Out
(LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the First In, First Out (FIFO) basis. We regularly evaluate these inventories to determine that market conditions are correctly reflected in the recorded carrying value.

Self-Insurance Retention: We are self-insured for California workers' compensation insurance and utilize historical analysis to determine and record the estimates of expected future expenses resulting from worker's compensation claims. Additionally, we accrue for estimated losses not covered by insurance for liability, auto, medical and fire up to the deductible amounts.

Retirement Plans:	We have two defined benefit plans that provide retirement
benefits for the majority of our employees (the balance of our employees are covered by union defined benefit plans). We obtain actuarial valuations for both plans and at present we discount the pension obligations using 7.20% discount rate and we estimate an 8% return on plan assets. Our retiree medical plan is not funded and shares the same discount rate as the defined benefit plans. We also project an initial medical trend rate of 11% ultimately reducing to 5.5% in 6 years.

The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could have an effect on operating results.

Income Taxes: Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. We do not presently have a valuation allowance for our deferred tax assets as we currently believe it is more likely than not that we will realize our deferred tax assets.


Liquidity and Capital Resources

We have been able to maintain a strong working capital position, and believe that both our short and long term cash requirements for the coming year will be provided by internal sources. We have no major commitments for capital expenditures at this time, but intend to begin a multi-year upgrading of our internal management information system. Additionally we are prepared to loan additional funds to the employee stock ownership plan (ESOP) for purchase of up to 300,000 shares of Farmer Bros Co. common stock at a cost not to exceed $50,000,000. At June 30, 2002 the ESOP loan balance was $13,243,000.

(In thousands except ratio data)

                       2002          2001      2000
Current assets(a)    $348,434    $318,879  $188,560
Current liabilities   $16,259     $17,655   $16,966
  Working capital    $332,175    $301,224  $171,594
Capital Expenditures   $5,039      $5,912   $14,130


(a)	Upon adoption of SFAS No. 133 on July 1, 2000, the Company
reclassified its investments held as "available for sale" to the "trading" category.

Results of Operations

Years ended June 30, 2002 and 2001

Fiscal 2002 was challenging for us. Although green coffee costs remained relatively stable throughout the year, the events of September 11, 2001 are still being felt. Recession related reductions in business and personal travel and entertainment expenses combined with reduced activities outside the home resulting from public concern about terrorist activities resulted in decreased sales and profitability. As depicted in the "Change in Earnings per Share" analysis below, our 2002 net sales declined 4.4%. Net sales decreased to $205,857,000 in 2002 as compared to $215,431,000 in 2001.

Gross profit decreased to $138,093,000 in fiscal 2002, or 67% of sales, compared to $141,400,000 in fiscal 2001, or 66% of sales. The world supply of green coffee continues to be ample, and some producing countries have discussed a variety of approaches to improve producer profitability, including production decreases, decreased farm maintenance and farm worker layoffs. To date, none of these approaches appear to have had a material effect on green coffee prices.

Operating expenses, comprised of selling and general and administrative expenses were $99,883,000 in 2002 as compared to $99,285,000 in 2001. A
$3,339,000 increase, or 28%, in employee benefits expenses in fiscal 2002, including the costs of employee benefit plans and medical coverage, was substantially offset by a decreases in payroll expenses, (1%), vehicle related expenses (including maintenance, gas & oil), (6%), and coffee brewing equipment costs, (36%).

Other income decreased 36% to $11,150,000 in 2002 as compared to $17,401,000 in 2001. The 2001 amount includes the accumulated unrealized loss of $3,894,000 resulting from the accounting change that year. Exclusive of the accounting change, other income decreased 48% in 2002 from $21,295,000 in 2001. This decrease is primarily the result of lower interest rates during 2002 as the Federal Reserve Board has attempted to stimulate the economy. Our investments continue to be in short term money market instruments: primarily investment grade commercial paper, corporate notes and US treasury and agency debt. At June 30, 2002 we held approximately $168,000,000 in US Treasury Bills.

Income before taxes decreased 21% to $49,360,000, or 24% of sales, for the year ended June 30, 2002, as compared to $59,516,000, or 28% of sales, in the prior fiscal year. Net income, before cumulative effect of accounting change, for fiscal year 2002 was $30,569,000, or $16.54 per share, as compared to $36,488,000, or $19.79 per share, in 2001.

Years ended June 30, 2001 and 2000

Fiscal 2001 presented us with a less volatile green coffee market than 2000. World green coffee supplies, bolstered by new supply from Vietnam and Brazil pressured green coffee prices. Green coffee prices at June 30, 2001 were down about 34% from the beginning of 2001. The coffee crop in Brazil, the world's largest coffee producer, weathered the 2001 frost season (during our summer) and a good crop was harvested. As depicted in the "Change in Earnings per Share" analysis below, our 2001 sales declined 1.5%. Net sales decreased to $215,431,000 in 2001 as compared to $218,688,000 in 2000. The primary cause of our sales decline was reduced coffee usage by our customers who attributed this decrease to a variety of causes which, although not quantifiable, included the increasing number of competing beverages (both hot & cold) and a decrease in consumer spending.

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

Operating expenses, composed of selling and general and administrative expenses increased to $99,285,000 in 2001 from $92,754,000 in 2000. This increase in 2001 was primarily the result of an increase of $2,181,000, or 32%, in the cost of providing coffee brewing equipment to our customers and an increase of $2,678,000, or 4.2%, in payroll & employee benefits expenses as compared to fiscal 2000. This increase is primarily related to the cost of our employee stock ownership plan.


In June 1998, the Financial Accounting Standards Board (FASB) issued
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement
133." The adoption of Statement Nos. 133 and 138 on July 1, 2001 resulted in a cumulative effect of an accounting change of $515,000 ($310,000 net of taxes) being recognized in the Statement of Net Income. Upon adoption of SFAS 133, securities were reclassified from the "available for sale" to the "trading" category. This resulted in the recognition of the accumulated unrealized loss of $3,894,000 in other income. All investments, consisting of marketable debt and equity securities, interest rate futures or options and money market instruments, are now held for trading purposes and are stated at fair value. Gains and losses, both realized and unrealized, are now included in other income and expense. Other income increased to $17,401,000 in 2001 as compared to $12,254,000 in 2000 as the result of an increase in trading securities and coffee contracts net of the reclassification adjustment described above.

Income before taxes was $59,516,000 or 28% of sales in 2001, as compared to $61,219,000 or 28% of sales in 2000. Net income for fiscal year 2001 was $36,178,000, or $19.62 per share, as compared to $37,576,000, or $20.22 per share, in 2000.

Change in Earnings Per Share

The following provides additional information regarding changes in operating results.

                                 2002        2001         2000
Net income per common share    $16.54       $19.62       $20.22

Percentage change:
                                2002 to 2001  2001 to 2000

Net sales                            (4.4)%        (1.5)%
Cost of goods sold                   (8.5)%        (3.8)%
Gross profit                         (2.3)%        (0.2)%
Operating expenses                    0.6 %         7.0 %
Income from operations               (9.3)%       (14.0)%
Provisions for income taxes         (18.4)%        (2.6)%
Net income                          (15.5)%        (3.7)%


A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:

                                    Per Share Earnings
                               2002 vs. 2001  2001 vs. 2000
Coffee:  Prices                 $   0.15         $ 0.32
         Volume                    (3.71)         (3.20)
         Cost                       2.25           2.09
         Gross profit              (1.31)         (0.79)
Allied products:  Gross profit     (0.48)          0.62
Operating expenses                 (0.32)         (3.54)
Other income                       (3.38)          2.79
Provision for income taxes          2.29           0.33
Accounting change                   0.17          (0.17)
Change in weighted average
   shares outstanding              (0.05)          0.16
Net income                       $ (3.08)        $(0.60)




Risk Factors

Certain statements contained in this Annual Report on Form 10-K regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows may be forward-looking statements within the meaning of federal securities laws. These statements are based on management's current expectations, assumptions, estimates and observations about our business and are subject to risks and uncertainties. As a result, actual results could materially differ from the forward looking statements contained herein. These forward looking statements can be identified by the use of words like "expects," "plans," "believes," "intends," "will," "assumes" and other words of similar meanings. These and other similar words can be identified by the fact that they do not relate solely to historical or current facts. While we believe our assumptions are reasonable, we caution that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these projections as more information becomes available. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.


Factors that could cause our actual results to materially differ from those expressed or implied by any forward looking statements described herein include:


Green coffee price volatility.
Our results of operations can vary dramatically with the volatility of the green coffee market. Virtually all coffee is grown outside the United States. Some of the producing countries have experienced a variety of problems, including civil war in Peru and Indonesia, rebel insurgents in the Philippines and the threat of economic collapse in Brazil. Green coffee can be one of the most volatile of commodities. It is subject to all the factors that influence the price of agricultural products including weather (especially drought and frost), world supplies, the actions of our own and foreign governments (including trade restrictions, farm subsidies & currency devaluations), transportation issues (including port and trucker strikes domestically and in the producing countries), and insect pests (cigarette beetle and broca).


Competition.
Our customer base has undergone a dramatic shift in the past decade. This is the result of several factors, including competition from other coffee companies and from other beverages. Other coffee companies include multi-national firms with vast financial resources, a business model that is very different and superior information technologies. Large restaurant chains and other institutional buyers (representing hospitals, hotels, contract food services, convalescent hospitals and other similar institutions) often prefer the "price leader" and find insufficient value in the sales & service aspect of our business. We believe some of our competitors are willing to accept smaller profit margins from some customers because they do not have the distribution and service organization we do. In addition, there are numerous beverages competing for the same restaurant dollar. Soft drinks, bottled water, flavored coffees & teas all have grown at the expense of a "standard" cup of coffee. We believe the growth of coffee shops that roast their own coffee has also contributed to the decrease in demand for the "standard" cup of coffee.

Sales & Distribution Network.
We believe our sales and distribution network to be one of the best in the industry. It is also expensive to operate. Some of our competitors market through wholesale grocers. Therefore they do not have to address certain issues that we do, including gasoline and oil prices, the costs of purchasing, maintaining and insuring a fleet of delivery vehicles, the costs of purchasing or leasing and maintaining distribution warehouses throughout the country, or the costs of hiring, training and paying benefits for our route sales professionals. We find that competitors unencumbered with this overhead sometimes choose to be very price competitive throughout our service area.


General economic and market conditions.
Our primary market is restaurants and other food service establishments. We also provide coffee and related products to offices. We believe the success of this business market segment is dependent upon personal and business expenditures in restaurant locations. In a slow economy businesses and individuals often scale back their discretionary spending on travel and entertainment, including "eating out." A weaker economy may also cause businesses to cut back on their travel and entertainment expenses, and even reduce or eliminate office coffee benefits.


Self insurance.
We are self-insured for many risks. Although we carry insurance, our deductibles require that we bear a substantial liability. The premiums associated with our insurance have recently increased substantially. General liability, fire, workers' compensation, director & officer, life, employee medical, dental & vision and automobile present a large potential liability. While we accrue for this liability based on historical experience, future losses may exceed losses we have incurred in the past.


Risks from possible acquisitions and new business ventures.
The Company regularly evaluates opportunities that may enhance shareholder value. There is no assurance that any such venture, should we decide to enter into one, will accrue the projected returns. It is possible that such ventures could result in losses or returns that would have a negative impact on operating income.



Stock purchases and sales by major shareholders.
Approximately 52% of all outstanding shares are owned or controlled by Company employees, officers and directors. The combined holdings of the 8 largest institutions are approximately 24% of outstanding shares. Including the holdings of a former director of approximately 10% of outstanding shares, current and former management and institutions control approximately 83% of shares. Future sales of Company stock could adversely and unpredictably affect the price of our shares.

ESOP.
The Farmer Bros. Co. Employee Stock Ownership Plan was designed to help us attract and retain employees. Additionally, we believe employee stock ownership helps align the efforts of our employees with the interests of our shareholders. To that end, the board of directors has approved loaning up to $50,000,000 to acquire shares. As additional shares come available, we expect that a substantial additional amount will be approved to finance that acquisition of shares. This will deplete our working capital and increase costs associated with the ESOP, especially future funding (i.e., requirement to provide the ESOP with liquidity for shares tendered back to the ESOP by departing employees). We expect that as the ESOP acquires additional shares, the Company will take on a growing fixed cost which may have a material effect on future earnings.

External factors: strikes, natural disasters, acts of war and other difficulties.
Over half of our business is conducted in California, Oregon & Washington.
This area is prone to seismic activity and a major earthquake could have a significant negative effect on our operations. Our major manufacturing facility and distribution hub is in Los Angeles, and a serious interruption to highway arteries, gas mains or electrical service could restrict our ability to supply our branches with product.

Most of our customers are disbursed throughout the western United States, with concentrations in major cities. We depend on our own route sales network for reaching our customers. Any interruption of that distribution system could have material negative consequences for us. Our major product, coffee, is grown primarily in the tropics. Hurricanes, monsoons, tornados, severe winter storms, drought and floods all have an affect on our customers and our sources of supply.

Strikes against our suppliers or their transportation vendors could restrict our ability to obtain our supply of green coffee and other supplies. Coffee is shipped to us by sea from every producing country, and by rail from Mexico.
Any major interruption in that flow, for example, trucker strikes in Brazil, railroad strikes in Mexico, coffee processors strikes in El Salvador, or longshoremen strikes in U.S. ports, can reduce our ability to maintain our flow of green coffee to our production facility and ultimately to our customers. Coffee is perishable, and although its shelf life is lengthy compared to other types of agricultural products, it does not allow for any significant stock-piling.

Acts of war or terrorism.
Any action domestically or in a coffee producing country that interrupts the supply of green coffee to our plant or restricts our delivery of finished product to our warehouses and customers can have a material impact on our operating results. Civil war in Columbia or Peru, or terrorist actions in the Philippines or elsewhere, can have a material effect on our operations if we are unable to receive or replace key coffee shipments. If suitable substitute sources of supply can be located, they are often found at a much higher price.

ERP System Conversion.
Our internal management information system is several years old and in need of updating. The Company has embarked on a two year program to update these systems by converting to a single enterprise-wide software. We believe this will be a challenging conversion. While our personnel and consultants are working to make the conversion a success, it is possible that the conversion cost, potential complications resulting from the conversion itself, and system problems in our use of the new software could have a material impact on our future operating results.

Staffing.
There is little depth of management in certain positions and a loss of one or more of these key employees could have a material effect on our operations and competitive position. We have union contracts relating to our employees serving our California, Oregon, Washington and Nevada markets. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future.

Hedging activities
The most important aspect of our operation is to secure a consistent supply of coffee. Some proportion of green coffee price fluctuations can be passed through to our customers, with some delay; but maintaining a steady supply of green coffee is essential to keep inventory levels low and sufficient stock to meet customer needs. We purchase our coffee through established coffee brokers to help minimize the risk of default on coffee deliveries. To help ensure future supplies, we purchase much of our coffee on forward contracts for delivery as long as six months in the future. Sometimes these contracts are fixed price contracts, where the price of the purchase is set regardless of the change in price of green coffee between the contract and delivery dates. At other times these contracts are variable price contracts that allow the delivered price of contracted coffee to reflect the market price of coffee at the delivery date.

Futures contracts not designated as hedges, and terminations of contracts designated as hedges, are marked to market and changes are recognized in current earnings. Open contracts at June 30, 2002 are addressed in the following Item 7A.

In the event of non-performance by the counter parties, the Company could be exposed to credit and supply risk. The Company monitors the financial viability of the counter parties in an attempt to minimize this risk.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of June 30, 2002 over 80% of these funds were invested in instruments with maturities shorter than 180 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 150 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $2,400,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2002. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.


Interest Rate Changes
(In thousands)
                          Market Value at June 30, 2002   Change in Market
                         Preferred   Futures and    Total   Value of Total
                        Securities   Options       Portfolio  Portfolio

-200 basis points "(b.p.")$56,169       $0        $56,169     $6,477
-100 b.p.                  53,071        6         53,077      3,385
Unchanged                  48,873      819         49,692          0
+100 b.p.                  44,693    4,679         49,372       (320)
+200 b.p.                  40,735    8,257         48,992       (700)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options.

Commodity Price Changes
We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business we enter into commodity purchase agreements with suppliers and we purchase exchange traded green coffee contracts. The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at June 30, 2002. It assumes an immediate change in the price of green coffee, and the valuations of coffee futures and relevant commodity purchase agreements at June 30, 2002.

Commodity Risk Disclosure
(In thousands)
                           Market Value of
Coffee Cost   Coffee      June 30, 2002             Change in Market Value
Change      Inventory   Futures & Options   Total   Derivatives   Inventory

-10%           $12,448          $121      $12,569        $58       ($1,383)
unchanged       13,831            63       13,894          -
+10%            15,214             5       15,219        (58)       $1,383

At June 30, 2002 the derivatives consisted mainly of commodity futures with maturities shorter than three months.




Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Farmer Bros. Co. and
Subsidiary

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiary (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of income, cash flows, and shareholders' equity for the three years ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative financial instruments in 2001.

                                      /s/Ernst & Young LLP


Long Beach, California
September 6, 2002











FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

                                              June 30,
                                          2002        2001
ASSETS
Current assets:
   Cash and cash equivalents             $  7,047  $  29,001
   Short term investments                 285,540    234,179
   Accounts and notes receivable, net      14,004     15,326
   Inventories                             37,361     35,780
   Income tax receivable                    2,553      2,991
   Deferred income taxes                    1,188      1,092
   Prepaid expenses                           741        510
     Total current assets                 348,434    318,879

Property, plant and equipment, net         38,572     39,094
Notes receivable                              224      2,727
Other assets                               27,622     26,432
Deferred income taxes                       2,672      3,263
     Total assets                        $417,524   $390,395

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                      $  4,827  $  $5,153
   Accrued payroll expenses                 6,407      6,421
   Other                                    5,025      6,081
     Total current liabilities             16,259     17,655

Accrued postretirement benefits            22,726     20,800
Other long term liabilities                 5,486      4,892
     Total Liabilities                     44,471     43,347

Commitments and contingencies                   -          -

Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     and outstanding 1,926,414              1,926      1,926
   Additional paid-in capital              17,627     16,629
   Retained earnings                      365,725    341,434
   Unearned ESOP shares                   (12,225)   (12,941)
      Total shareholders' equity          373,053    347,048
     Total liabilities and
         shareholders' equity            $417,524   $390,395







The accompanying notes are an integral part of these financial statements.


FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

                                             Years ended June 30,

                                         2002          2001         2000

Net sales                             $205,857       $215,431     $218,688

Cost of goods sold                      67,764         74,031       76,969
                                       138,093        141,400      141,719

Selling expense                         86,025         84,524       82,858
General and administrative expense      13,858         14,761        9,896
                                        99,883         99,285       92,754
Income from operations                  38,210         42,115       48,965

Other income:
   Dividend income                       3,198          3,039        2,741
   Interest income                       7,261         12,308       10,080
   Other, net                              691          2,054         (567)
                                        11,150         17,401       12,254
Income before taxes                     49,360         59,516       61,219

Income taxes                            18,791         23,028       23,643

Income before cumulative effect
   of accounting change                $30,569        $36,488      $37,576

Cumulative effect of accounting
   change (net of income taxes
   of $205)                                  -           (310)       -

Net income                             $30,569        $36,178      $37,576

Income per common share:
   Before cumulative effect of
      accounting change                 $16.54         $19.79       $20.22
   Cumulative effect of
      accounting change                      -         ($0.17)       -
Net income per common share             $16.54         $19.62       $20.22


Pro forma assuming accounting changes
   were retroactively applied

   Net income                                         $36,488      $35,445
   Net income per common share                         $19.79       $19.08
Weighted average shares
    outstanding                      1,848,395      1,843,392    1,858,034



The accompanying notes are an integral part of these financial statements.




FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                      Years ended June 30,

                                                     2002      2001        2000
Cash flows from operating activities:
   Net income                                       $30,569   $36,178   $37,576

Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Cumulative effect of accounting change                 -       310         -
   Depreciation                                       5,493     5,527     5,628
   Deferred income taxes                                495     1,736     2,505
   (Gain) loss on sales of assets                      (239)     (131)      686
   ESOP compensation expense                          2,529     1,398       489
   Net (gain) loss on investments                       (51)   (1,614)    1,502
   Net unrealized loss on investments
     reclassified as trading                              -     2,337         -
  Change in assets and liabilities:
     Short term investments                         (51,310)  (23,976)        -
     Accounts and notes receivable                    1,220     2,769     (335)
     Inventories                                     (1,581)      990   (3,095)
     Income tax receivable                              438    (1,651)  (1,091)
     Prepaid expenses and other assets               (1,421)   (2,130)  (3,128)
     Accounts payable                                  (326)     (768)    1,135
     Accrued payroll and expenses and
        other liabilities                            (1,070)    1,457      (87)
     Accrued postretirement benefits                  1,926     1,602     1,491
     Other long term liabilities                        594       702       690
 Total adjustments                                  (43,303)  (11,442)    6,390
Net cash (used in) provided by operating activities (12,734)  $24,736   $43,966



The accompanying notes are an integral part of these financial statements.
















FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)




                                                       Years ended June 30,

                                                     2002      2001      2000

Net cash (used in) provided by
   operating activities                          $(12,734)   $24,736   $43,966

Cash flows from investing activities:
   Purchases of property, plant and equipment      (5,039)    (5,912)  (14,130)
   Proceeds from sales of property,
      plant and equipment                             307        207       700
   Purchases of available for sale investments          -         -   (278,083)
   Proceeds from sales of available for
     sale investments                                   -         -    268,337
   Notes issued                                       (35)       (78)        -
   Notes repaid                                     2,640        831       843
Net cash used in investing activities            $ (2,127)   ($4,952) ($22,333)

Cash flows from financing activities:
   Dividends paid                                  (6,278)    (5,897)   (5,580)
   Common stock repurchased                             -         -     (4,103)
   Common stock issued                                  -         -     13,287
   ESOP contributions                                (815)      (390)  (14,136)

Net cash used in financing activities              (7,093)    (6,287)  (10,532)

Net (decrease) increase in cash
   and cash equivalents                           (21,954)    13,497    11,101

Cash and cash equivalents at beginning of year     29,001     15,504     4,403

Cash and cash equivalents at end of year         $  7,047    $29,001   $15,504












The accompanying notes are an integral part of these financial statements.





FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                   Accumulated
(Dollars in thousands, except share data)            Additional          Unearned     Other
                                     Common    Stock   Paid-in  Retained    Esop   Comprehensive
                                    Shares    Amount  Capital  Earnings   Shares  Income (Loss)   Total
Balance at June 30,1999            1,870,754  $1,871   $3,164  $283,191        $0         ($515) $287,711
Comprehensive income
   Net income                                                    37,576                            37,576
   Other comprehensive income,
     net of taxes                                                 -                                 -
   Change in unrealized gain on
     available for sale securities                                                       (2,512)   (2,512)
   Reclassification adjustment
     for realized gain                                                                      381       381
                                                                                        (2,131)   (2,131)
Total comprehensive income                                                                         35,445
Dividends ($3.00 per share)                                      (5,580)                           (5,580)
Common stock repurchased             (25,715)    (26)     (43)   (4,034)                           (4,103)
Common stock issued to ESOP           81,375      81   13,206             (13,287)                      0
ESOP contributions                                                           (849)                   (849)
ESOP compensation expense                                  32                 457                     489
Balance at June 30,2000            1,926,414  $1,926  $16,359  $311,153  ($13,679)      ($2,646) $313,113
Comprehensive income
   Net income                                                    36,178                            36,178
   Transition adjustment for SFAS No. 133                                                 2,646     2,646
Total comprehensive income                                                                2,646     2,646
Dividends ($3.20 per share)                                      (5,897)                           (5,897)
ESOP contributions                                                           (390)                   (390)
ESOP compensation expense                                 270               1,128                   1,398
Balance at June 30, 2001           1,926,414  $1,926  $16,629  $341,434  ($12,941)      -        $347,048
Comprehensive income
  Net income                                                     30,569                            30,569
Total comprehensive income                                                                         30,569
Dividends ($3.40 per share)                                      (6,278)                           (6,278)
ESOP contributions                                                           (815)                   (815)
ESOP compensation expense                                 998               1,531                   2,529
Balance at June 30, 2002           1,926,414  $1,926  $17,627  $365,725  ($12,225)      -        $373,053

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

Cash Equivalents
The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Fair values of cash equivalents approximate cost due to the short period of time to maturity.

Investments
The Company's investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All such instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2002 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon
broker quotes.   The cost of investments sold is determined on the specific identification method.  Dividend and interest income is accrued as earned.

Concentration of Credit Risk
At June 30, 2002, the financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. The trade receivables are short-term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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
	Office furniture and equipment       5 years

When assets are sold or retired the asset and related depreciation allowance are eliminated from the records and any gain or loss on disposal is included in operations. Maintenance and repairs are charged to expense, and betterments are capitalized.

Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse.

Revenue Recognition
Sales and the cost of products sold are recorded at the time of delivery to the customer.

Net Income Per Common Share
Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding unallocated shares held by the Company's
Employee Stock Ownership Plan (see Note 6). The Company has no dilutive shares for any of the three fiscal years in the period ended June 30, 2002. Accordingly, the consolidated financial statements present only basic net income per share.

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

Shipping and Handling Costs
The Company distributes its products directly to its customers and shipping and handling costs are considered Company selling expenses.

Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend from 2005 to 2006.

Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Recently Issued Accounting Standards
In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. SFAS retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company is presently assessing the effect of adopting SFAS No. 144.


Note 2 Investments and Derivative Instruments

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements 137 and 138. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133, resulted in a cumulative effect of an accounting change of $515,000 ($310,000 net of taxes) being recognized in the Statement of Net Income, and a corresponding credit in other comprehensive income.

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2002 derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in other income and expense.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value. Gains and losses, both realized and unrealized, are included in other income and expense. On July 1, 2000 the company transferred all of its investments classified as "available for sale" at June 30, 2000 into the "trading" category. Accordingly, the Company recognized the accumulated unrealized loss of $3,894,000 in the consolidated statement of income.






Investments at June 30, are as follows:
(In thousands)
                                                 2002       2001

Trading securities at fair value
  Corporate debt                               $18,863   $85,427
  U.S. Treasury Obligations                    184,756    61,267
  U.S. Agency Obligations                       26,983    31,958
  Preferred Stock                               48,873    46,254
  Other fixed income                             5,181     8,011
  Futures, options and other derivatives           884     1,262
                                              $285,540  $234,179

Note 3 Allowance for Doubtful Accounts

                                      June 30,
(In thousands)                 2002    2001    2000
Balance at beginning of year   $395    $420    $470
  Additions                     218     346     280
  Deductions                   (268)   (371)   (330)
Balance at end of year         $345    $395    $420

Note 4 Inventories

June 30, 2002
(In thousands)            Processed Unprocessed   Total
Coffee                     $ 3,438     $10,393   $13,831
Allied products             12,482       5,116    17,598
Coffee brewing equipment     2,528       3,404     5,932
                           $18,448     $18,913   $37,361

June 30, 2001
(In thousands)            Processed Unprocessed   Total
Coffee                       $4,120      $8,752  $12,872
Allied products              13,847       3,980   17,827
Coffee brewing equipment      2,201       2,880    5,081
                            $20,168     $15,612  $35,780


Current cost of coffee and allied products inventories is (less than) or greater than the LIFO cost by approximately $(491,000) and $1,553,000 as of June 2002 and 2001, respectively.

The change in the Company's green coffee and allied product inventories during fiscal 2002, 2001, and 2000 resulted in LIFO decrements which had the effect of increasing income before taxes those years by $207,000, 1,283,000, and $277,000, respectively.

Note 5 Property, Plant and Equipment
(In thousands)
                                               June 30,
                                         2002            2001
Buildings and facilities               $40,914         $39,858
Machinery and equipment                 48,690          48,999
Office furniture and equipment           6,055           6,280
                                        95,659          95,137
Accumulated depreciation               (62,950)        (61,880)
Land                                     5,863           5,837
                                       $38,572         $39,094

Maintenance and repairs charged to expense for the years ended June 30, 2002, 2001, and 2000 were $11,202,000, $10,514,000, and $10,596,000, respectively.

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

(In thousands)                                Defined         Accrued
                                        Benefit Pensions Postretirement
Benefits
                                              June 30,           June 30,
                                            2002      2001        2002     2001
Changes in benefit obligation
Benefit obligation at
   the beginning of the year             $48,909   $42,461     $22,951   18,908
Service cost                               1,527     1,338         670      646
Interest cost                              3,684     3,446       1,721    1,539
Plan participants' contributions             160       146         117       71
Amendments                                   285                  (907)
Actuarial loss                             3,153     4,163         651    2,633
Benefits paid                             (2,602)   (2,645)       (869)
(846)
Benefit obligation at
  the end of the year                    $55,116   $48,909     $24,335  $22,951

Changes in plan assets
Fair value in plan assets at
  the beginning of the year              $79,259   $77,337 $         - $      -
  Actual return on plan assets            (1,285)    4,401           -        -
  Company contributions                       21        20         752      775
  Plan participants' contributions           160       146         117       71
  Benefits paid                           (2,602)   (2,645)       (869)   (846)
  Fair value in plan assets at
    the end of the year                  $75,553   $79,259 $         - $      -

Funded status of the Plan                $20,437   $30,350   ($24,335)($22,951)
  Unrecognized net asset                    (657)   (1,314)         -         -
  Unrecognized net gain                    1,062   (11,062)         17    2,784
  Unrecognized prior service cost            (88)    1,016       1,592    (633)
  Prepaid accrued benefit cost           $20,754   $18,990   ($22,726)($20,800)



Weighted average assumptions as
  of June 30:
  Discount rate                             7.20%     7.70%       7.20%   7.70%
  Expected return on Plan assets            8.00%     8.00%         -       -
  Rate of compensation increase             3.50%     3.50%         -       -
  Initial medical rate trend                                     11.00%  12.00%
  Ultimate medical trend rate                                     5.50%   5.50%
  Number of years from initial to ultimate trend rate                6       7
  Initial dental/vision trend rate                                7.50%   8.00%
  Ultimate dental/vision trend rate                               5.50%   5.50%




                                Defined                       Accrued
                           Benefit Pensions           Postretirement Benefits
                               June 30,                        June 30,
                    2002     2001      2000        2002       2001       2000
Components of net periodic
  benefit costs
Service cost       $ 1,527    $1,338    $1,617     $  670      $646      $ 661
Interest cost        3,684     3,446     3,252      1,721     1,539      1,290
Expected return on
  Plan assets       (6,267)   (6,121)   (6,191)         -         -         -
Actuarial gain           -       -         -             -        -        (68)
Unrecognized net
  transition asset    (657)     (657)     (657)         -         -         -
Unrecognized net gain (268)     (840)     (757)                 (94)        -
Unrecognized prior
  service cost         239       239       239        286       286        286
Benefit cost        (1,742)  ($2,595)  ($2,497)    $2,677    $2,377     $2,169


The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rate would have the following effects:


Other Information                             2002   2001
  1% Increase in Trend Rates
  Effect on service + interest cost          $  90   $131
  Effect on APBO                               897    751
  1% Decrease in Trend Rates
  Effect on service + interest cost           (95)   (140)
  Effect on APBO                             (963)   (806)


At June 30, 2002 and 2001, the Farmer Bros. Co. Plan benefit obligation was $52,088,000 and $46,369,000, respectively, and the prepaid benefit cost was $19,080,000 and $17,415,000, respectively. At June 30, 2002 and 2001, the
Brewmatic Company Plan benefit obligation was $3,028,000 and $2,540,000, respectively, and the prepaid benefit cost was $1,674,000 and $1,574,000, respectively.

The Farmer Bros. Co. Plan owned 39,940 shares of the Company's common stock at June 30, 2002, with a fair value of approximately $14,489,000. The Brewmatic Co. Plan owned 2,400 shares of the Company's common stock at June 30, 2002, with a fair value of approximately $871,000. The Company paid dividends of $136,000 and $8,000 for the year ended June 30, 2002 to the Farmer Bros. Co. Plan and the Brewmatic Co. Plan, respectively.

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,183,000, $2,144,000, and $2,005,000 for 2002, 2001, and 2000
respectively. The Company also has defined contribution plans for eligible union and non-union employees. No Company contributions have been made nor are required to be made to either defined contribution plan.

"Other long term liabilities" represents deferred compensation payable to a company officer. The deferred compensation plan provides for deferred compensation awards to earn interest based upon the Company's average rate of return on its investments. Total deferred compensation expense amounted to $595,000, $701,000, and $690,000 for the years ended June 30, 2002, 2001, and
2000, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established the Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) to provide benefits to all employees. The Board of Directors authorized a loan of up to $50,000,000 to the ESOP to purchase up to 300,000 shares of Farmer Bros. Co. common stock secured by the stock purchased. The loan will be repaid from the Company's discretionary plan contributions over a fifteen year term at a variable rate of interest, 3.30% at June 30, 2002.

For the year ended June 30, 2000 the Company loaned the ESOP $14,136,000, which the ESOP used to purchase 86,575 shares of the Company's common stock. For the year ended June 30, 2001 the Company loaned the ESOP an additional $389,880, which the ESOP used to purchase 2,200 shares of the Company's common stock. For the year ended June 30, 2002 the Company loaned the ESOP $815,040, which was used by the ESOP to purchase 3,800 shares of the Company's common stock.

Shares purchased with loan proceeds are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

The Company reports compensation expense equal to the fair market price of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account "Unearned ESOP Shares" and are excluded from earnings per share calculations. During the fiscal years ended June 30, 2002 and June 30, 2001 the Company charged $1,531,000 and $1,136,000 respectively, to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was $998,000 and $270,000 for the years ended June 30, 2002 and June 30, 2001, respectively, is recorded as additional paid in capital.





                                                      June 30,
                                                  2002             2001
     Allocated shares                           16,083            6,673
     Committed to be released share              3,636            2,939
     Unallocated shares                         74,003           79,163
          Total ESOP Shares                     93,722           88,775

     Fair value of ESOP shares             $34,000,000      $20,685,000

Note 7 Income Taxes

The current and deferred components of the provision for income taxes consist of the following:
                                                  June 30,
(In thousands)                          2002        2001     2000
Current:  Federal                    $15,367      $17,607  $18,249
          State                        2,929        3,685    2,889
                                     $18,296       21,292   21,138

Deferred:  Federal                       434        1,451    1,174
           State                          61          285    1,334
                                         495        1,736    2,505
                                     $18,791      $23,028  $23,643

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:

                                                          June 30,
                                                  2002       2001     2000

Statutory tax rate                                35.0%     35.0%    35.0%


Income tax expense at statutory rate            $17,276    $20,831  $21,427
State income tax (net federal tax benefit)        1,943      2,552    2,809
Dividend income exclusion                          (767)      (731)    (660)
Other (net)                                         339        376       67
                                                $18,791    $23,028  $23,643

Income taxes paid                               $17,881    $24,879  $22,622

The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:

(In thousands)                                          June 30,
                                                  2002       2001
Deferred tax assets:
  Postretirement benefits                      $ 8,938     $ 8,239
  Accrued liabilities                            4,426       4,364
  State taxes                                      791         941
                                               $14,155     $13,544
Deferred tax liabilities:
  Pension assets                               $(7,877)    $(7,236)
  Other                                         (2,418)     (1,953)
                                               (10,295)     (9,189)
Net deferred tax assets                        $ 3,860     $ 4,355

Note 8 Other Current Liabilities
(In thousands)
Other current liabilities consist of the following:
                                                     June 30,
                                                2002       2001
Accrued workers' compensation liabilities     $3,119      $3,316
Dividends payable                              1,637       1,541
Other                                            269       1,224
                                              $5,025      $6,081

Note 9 Commitments and Contingencies

The Company incurred rent expense of approximately $736,000, $698,000, and $700,000 for the fiscal years ended June 30, 2002, 2001, and 2000, respectively, and is obligated under leases for branch warehouses. Certain leases contain renewal options.

Future minimum lease payments are as follows:
	June 30,   (In thousands)
	 2003        $  615
	 2004           449
	 2005           203
	 2006            89
	 2007            51
	             $1,407

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.


Note 10 Quarterly Financial Data (Unaudited)
(In thousands except per share data)


                               September 30,  December 31, March 31,   June 30,
                                      2001        2001        2002         2002
Net sales                          $49,400      $54,755     $51,298     $50,404
Gross profit                        32,569       37,337      34,786      33,401
Income from operations               9,286       11,891       9,843       7,190
Net income                           7,763        9,733       6,406       6,667
Net income per common share          $4.21        $5.27       $3.47       $3.60

                               September 30,  December 31, March 31,   June 30,
                                      2000         2000        2001        2001
Net sales                          $52,015      $57,795     $54,814     $50,807
Gross profit                        32,303       38,631      36,413      34,053
Income from operations               9,458       14,764      11,882       6,011
Income before cumulative
  effect adjustment                  7,911       11,807       9,793       6,977
Net income                           7,601       11,807       9,793       6,977
Income per common share before
  cumulative effect
  adjustment                         $4.30        $6.40       $5.32       $3.78
Net income per common share          $4.13        $6.40       $5.32       $3.78


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors

Name            Age  Served as a Director  Principal Occupation
                     Continuously Since    for the Last Five Years

Roy F. Farmer (1)  86  1951  Chairman and Chief Executive Officer
Roy E. Farmer (1)  50  1993  President and Chief Operating Officer
Guenter W. Berger  65  1980  Vice President - Production
Lewis A. Coffman   83  1983  Retired (formerly Vice President - Sales)
John M. Anglin(2)  55  1985  Partner in Law Firm of Anglin, Flewelling,
                             Rasmussen, Campbell & Trytten, LLP, Pasadena,
                             California since 2002; partner in Law Firm
                             of Walker, Wright, Tyler and Ward, LLP,
                             Los Angeles, California, previously.
John H. Merrell    58  2001  Partner in Accounting Firm of Hutchinson
                             and Bloodgood LLP, Glendale, California

(1)  Roy F. Farmer is the father of Roy E. Farmer.

(2) Anglin, Flewelling, Rasmussen, Campbell & Trytten LLP provides legal services to the Company.









Executive Officers

     Name          Age       Position Last Five Years

Roy F. Farmer        86 Chairman and Chief Executive Officer.
Roy E. Farmer        50 President and Chief Operating Officer,
                        son of CEO, R. F. Farmer.
Guenter W. Berger    65 Vice President of Production.
Kenneth R. Carson    62 Vice President of Sales.
John E. Simmons      51 Secretary-Treasurer since 2001; Treasurer since 1985.

All officers are elected annually by the Board of Directors and serve at the pleasure of the Board.


Item 11.  Executive Compensation

Summary Compensation Table
                                    Annual            Other
Name and Principal   Fiscal      Compensation         Annual      All Other
 Position              Year     Salary   Bonus(2)  Compensation
Compensation(1)

ROY F. FARMER           2002 $1,000,000   $450,000 $      -     $138,815 (3)
Chairman and CEO        2001 $1,000,000   $450,000 $      -     $117,482 (3)
                        2000 $1,000,000   $500,000 $      -     $104,721 (3)

ROY E. FARMER           2002   $325,730   $300,000 $      -         $425
President and COO       2001   $309,000   $300,000 $      -         $383
                        2000   $302,933   $250,000 $      -         $343

GUENTER W. BERGER       2002   $238,113   $100,000 $      -         $630
Vice President,         2001   $224,149   $100,000 $      -         $570
    Production          2000   $221,561   $100,000 $      -         $520

KENNETH R. CARSON       2002   $208,544    $75,000 $      -         $384
Vice President, Sales   2001   $197,080    $75,000 $      -         $356
                        2000   $194,805    $75,000 $      -         $331

JOHN E. SIMMONS         2002   $188,584    $75,000 $      -         $148
Treasurer               2001   $178,849    $75,000 $      -         $181
                        2000   $175,114    $75,000 $      -         $166


(1) Except as stated in footnote (3) the amount shown represents the dollar value of the benefit to the executive officer for the years shown under the Company's executive life insurance plan.

(2) Awarded under the Company's Incentive Compensation Plan. The awards for fiscal 2002 were based primarily upon the Company's earnings achieved that year. Roy F. Farmer's award has been deferred until death or retirement. The awards to the other officers were paid currently (See "Compensation Committee Report," infra.).

(3) The amount shown for Roy F. Farmer represents P.S. 58 costs of the two split-dollar life insurance policies purchased pursuant to the prior employment agreement with Mr. Farmer which expired in 1998 plus the dollar value of the benefit to him under the Company's executive life insurance plan.













Pension Plan Table

Annualized Pension Compensation
for Highest 60 Consecutive Months      Credited Years of Service
in Last Ten Years of Employment      20      25      30       35

$100,000                          $30,000 $37,500 $45,000 $ 52,500
 125,000                           37,500  46,875  56,250   65,625
 150,000                           45,000  56,250  67,500   76,750
 170,000                           52,500  65,625  78,750   91,875
 200,000                           60,000  75,000  90,000  105,000
 250,000                           60,000  75,000  90,000  105,000

The above table shows estimated annual benefits payable for the 2002 plan year under the Company's retirement plan upon retirement at age 62 to persons at various average compensation levels and years of credited service based on a straight life annuity. The retirement plan is a contributory defined benefit plan covering all non-union Company employees. The following figures assume that employee contributions (2% of annual gross earnings) are made throughout the employees' first five years of service and are not withdrawn. After five years of participation in the plan, employees make no further contributions. Benefits under a predecessor plan are included in the following figures. Maximum annual combined benefits under both plans generally cannot exceed the lesser of $200,000 or the average of the employee's highest three years of compensation.

The earnings of executive officers by which benefits in part are measured consist of the amounts reportable under "Annual Compensation" in the Summary Compensation Table less certain allowance items (none in 2001). Credited years of service through December 31, 2001 were as follows:
Guenter W. Berger - 37 years; Roy E. Farmer - 25 years; Kenneth R. Carson - 36 years; John E. Simmons - 20 years. After 37 years of credited service, Roy F. Farmer began receiving maximum benefits during fiscal 1988.
The above straight life annuity amounts are not subject to deductions for Social Security or other offsets. Other payment options, one of which is integrated with Social Security benefits, are available.


Compensation of Directors

Each director who is not a Company employee is paid an annual retainer fee of $10,000 and the additional sum of $1,000 for each board meeting and committee meeting (if not held in conjunction with a board meeting). A director also will receive reimbursement of travel expenses from outside the greater Los Angeles area to attend a meeting.





Compensation Committee Interlocks and Insider Participation

The Compensation Committee (the "Committee") is comprised of John M. Anglin, a director, Lewis A. Coffman, a director and retired executive officer of the Company, and John H. Merrell, a director.


Compensation Committee Report

The Compensation Committee, comprised of Messrs. Anglin, Coffman and Merrell, met once in fiscal 2002. The Compensation Committee makes all determinations with respect to executive compensation and administers the Company's Incentive Compensation Plan.



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

The Committee determined that Roy F. Farmer's salary for the fiscal year ended June 30, 2002, excluding the award under the Company's Incentive Compensation Plan (see below), be $1,000,000. This represents no change from fiscal 2001.

Incentive Compensation Plan

The Company made awards under its Incentive Compensation Plan (the
"Plan") for fiscal 2002 to all executive officers. The Committee felt that awards were justified in light of the Company's performance in 2002.

Under the provisions of the Plan, a percentage of the Company's annual pre-tax income is made available for cash or deferred awards. The percentage varies from three percent of pre-tax income over $14 million to six percent of pre-tax income of $24 million or more. Amounts available for awards but not awarded are carried forward. The pool available for awards for fiscal 2002 under the Incentive Compensation Plan was in excess of $15 million. Of the available pool, the Committee awarded a total of $1 million of which $450,000 was awarded to Roy F. Farmer, the Company's Chief Executive Officer, and $550,000 in toto was awarded to the other executive officers.

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

In making the award to Roy F. Farmer, the Committee was motivated primarily by the earnings achieved by the Company in 2002 and Mr. Farmer's substantial contribution to those earnings.

					John M. Anglin
					Lewis A. Coffman
					John H. Merrell






Performance Graph




                   Comparison of Five-Year Cumulative Total Return* Farmer Brothers Co., Russell 2000 Index And Value
                             Line Food Processing Index
                        (Performance Results Through 6/30/02)

                      1997     1998     1999     2000     2001     2002
Farmer Brothers Co.   100.00   191.78   164.68   144.78   189.44   298.02
Russell 2000 Index    100.00   116.13   117.14   132.38   129.50   116.87
Food Processing       100.00   134.95   129.38   134.32   163.58   201.16

Assumes $100 invested at the close of trading 6/30/97 in Farmer Brothers Co. common stock, Russell 2000 Index and Food Processing Index.

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

















Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Beneficial Ownership Reporting Compliance

The following are all persons known to management who beneficially own more than 5% of the Company's common stock:


                           Amount and Nature    Percent
Name and Address of            of Beneficial       of
  Beneficial Owner              Ownership (1)    Class

Roy F. Farmer                  835,071 shares (2)  43.35%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Catherine E. Crowe             203,430 shares (3)  10.56%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Franklin Mutual Advisers, LLC  184,688 shares (4)   9.59%
51 John F. Kennedy Parkway
Short Hills, NJ 07078
Attn: Bradley Takahashi

(1) Sole voting and investment power unless indicated otherwise in following footnotes.
(2) Includes 171,041 shares owned outright by Mr. Farmer and his wife as trustees of a revocable living trust, 662,121 shares held by various trusts of which Mr. Farmer is sole trustee for the benefit of family members, 1,849 shares owned by his wife and 60 shares beneficially owned by Mr. Farmer through the Company's Employee Stock Ownership Plan ("ESOP"), rounded to the nearest whole share.
(3)  Excludes 9,900 shares held by trusts for Mrs. Crowe's benefit.  Mr.
Farmer is sole trustee of said trusts and said shares are included in his reported holdings.

(4) According to a Schedule 13D/A filed with the Securities and Exchange Commission dated September 19, 2002 by Franklin Mutual Advisers, LLC ("Franklin"), Franklin on that date beneficially owned 184,688 shares (9.59%). Franklin is reported to have sole voting and investment power over these shares pursuant to certain Investment Advisory contracts with one or more record shareholders, which advisory clients are the record owners of the 184,688 shares.











(b)  The following sets forth the beneficial ownership of the common stock of the Company by each director and nominee, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group:
                      Number of Shares and Nature
Name                  of Beneficial Ownership (1)            Percent of Class

Roy F. Farmer         (See "Item 12(a)," supra)
Guenter W. Berger                        560(2)                         *
Lewis A. Coffman                          15(3)                         *
Roy E. Farmer                         38,271(4)                       1.99%
John M. Anglin                          None                            -
Kenneth R. Carson                        310(5)                         *
John E. Simmons                          422(6)                         *
John H. Merrell                         None                            -
All directors and exec
    officers as a group (8 persons)  992,228(7)                         51.51%
                                                 *   Less than 1%.
(1) Sole voting and investment power unless indicated otherwise in following footnotes.
(2) Held in trust with voting and investment power shared by Mr. Berger and his wife, includes 60 shares beneficially owned by Mr. Berger through the Company's ESOP, rounded to the nearest whole share. Excludes other shares owned by Company benefit plans over which Mr. Berger has shared voting and/or investment power as a member of the plan committees. Mr. Berger disclaims beneficial ownership of such benefit plan shares. See footnote (7) below.
(3)  Voting and investment power shared with spouse.
(4)  Includes 4,000 shares owned outright by Mr. Farmer, 34,211 shares held by various trusts of which Mr. Farmer is sole trustee and 60 shares beneficially owned by Mr. Farmer through the Company's ESOP, rounded to the nearest whole share. Excludes 21,218 shares held in a trust of which Roy F. Farmer is sole trustee (reported under Roy F. Farmer's name in Item 12(a),
supra) and of which Roy E. Farmer is the beneficiary.	Excludes other shares
owned by Company benefit plans over which Mr. Farmer has shared voting and/or investment power as a member of the plan committees. Mr. Farmer disclaims beneficial ownership of such benefit plan shares. See footnote (7) below.
(5) Includes 60 shares beneficially owned by Mr. Carson through the Company's ESOP, rounded to the nearest whole share. Excludes other shares owned by Company benefit plans over which Mr. Carson has shared voting and/or investment power as a member of the plan committees. Mr. Carson disclaims beneficial ownership of such benefit plan shares. See footnote (7) below.
(6) Voting and investment power shared with spouse, includes 60 shares beneficially owned by Mr. Simmons through the Company's ESOP, rounded to the nearest whole share. Excludes other shares owned by Company benefit plans over which Mr. Simmons has shared voting and/or investment power as a member of the plan committees. Mr. Simmons disclaims beneficial ownership of such benefit plan shares. See footnote (7) below.
(7) Includes 77,639 unallocated shares held by the Company's ESOP and 39,940 shares held by the Farmer Bros Co. Plan (pension) over which officers, as members of the plan committees, have direct or indirect voting and investment power. Excludes 16,083 allocated shares held by the Company's
ESOP over which plan committee members have voting rights only if the participants fail to vote.

Item 13.  Certain Relationships and Related Transactions

Reference is made to the information set forth in Items 10 and 11 of this Form 10-K Annual Report.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.

(a)  List of Financial Statements and Financial Statement Schedules:

     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 2002 and 2001. Consolidated Statements of Income for the Years Ended
         June 30, 2002, 2001 and 2000.
         Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000.
         Consolidated Statements of Shareholders' Equity For the Years Ended June 30, 2002, 2001, and 2000.
         Notes to Consolidated Financial Statements.

2. Financial Statement Schedules: Financial Statement Schedules are omitted as they are not applicable, of the required information is given in the consolidated financial statements of notes thereto.



(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


(c)  Exhibits

(3)(i)   Amended and Restated Articles of Incorporation filed January 29, 2002.

(3)(ii) By-Laws: Registrant's bylaws as amended are incorporated by reference to Registrant's report on Form 10-K/A filed February 15, 2002.




(10)   Material contracts:

10.1	 The Farmer Bros. Co. Pension Plan for Salaried Employees: filed herewith.
10.2   The Farmer Bros. Co. Incentive Compensation Plan: filed herewith.
10.3   The Farmer Bros. Co. Employee Stock Ownership Plan: filed herewith.


(21) Subsidiaries of the Registrant:

Subsidiary information filed herewith.

(99) Additional Exhibits.

Property information filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.



By:  /s/ Roy F. Farmer


Roy F. Farmer, Chief Executive Officer and Director
Date:  September 25, 2002



By:  /s/ John E. Simmons


John E. Simmons, Treasurer and Chief Financial and Accounting Officer
Date:  September 25, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roy E. Farmer

Roy E. Farmer, President and Director
Date:  September 25, 2002


/s/ John M. Anglin

John M. Anglin, Director
Date:   September 25, 2002


/s/ Guenter W. Berger

Guenter W. Berger, Vice President and Director
Date:	  September 25, 2002










CERTIFICATIONS

I, Roy F. Farmer, certify that:
1. I have reviewed this annual report on Form 10-K of Farmer Bros. Co.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ Roy F. Farmer
____________________________
Roy F. Farmer, Chief Executive Officer
Dated:  September 25, 2002.


I, John E. Simmons, certify that:
1. I have reviewed this annual report on Form 10-K of Farmer Bros. Co.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ John E. Simmons
____________________________
John E. Simmons, Chief Financial Officer
Dated:  September 25, 2002.