Form 10-Q
period 2002-09-30
FARMER BROTHERS CO
filed 2002-11-13
CIK 34563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




                                 FORM 10-Q




[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


For the quarterly period from July 1, 2002 to September 30, 2002.


Commission File Number:  0-1375



                               FARMER BROS. CO.
               (Exact name of registrant as specified in its charter)



     California                                           95-0725980
(State of Incorporation)                    (IRS Employer Identification
Number)

20333 S. Normandie Avenue, Torrance, California               90502
(Address of principal executive offices)                   (Zip Code)

                               (310) 787-5200
                        (Registrant's telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding: 1,926,414 as of September 30, 2002.















PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                         For the three months
                                          ended September 30,

                                          2002         2001

Net sales                               $50,389      $49,400
Cost of goods sold                       18,857       16,831
                                         31,532       32,569
Selling expense                          20,744       20,359
General and administrative expenses       3,434        2,924
                                         24,178       23,283
Income from operations                    7,354        9,286

Other income:
  Dividend income                           857          811
  Interest income                         1,287        2,489
  Other, net                               (379)         140
                                          1,765        3,440
Income before taxes                       9,119       12,726

Income taxes                              3,511        4,963

Net income                              $ 5,608      $ 7,763


Net income per share                      $3.03        $4.21

Weighted average shares outstanding    1,851,197    1,844,961

Dividends declared per share              $0.90        $0.85







The accompanying notes are an integral part of these financial statements.



FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                             September 30,    June 30,
                                                  2002          2002
ASSETS
Current assets:
  Cash and cash equivalents                     $  7,750      $  7,047
  Short term investments                         288,005       285,540
  Accounts and notes receivable, net              16,099        14,004
  Inventories                                     36,801        37,361
  Income tax receivable                                -         2,553
  Deferred income taxes                            1,188         1,188
  Prepaid expenses                                 1,813           741
    Total current assets                         351,656       348,434

Property, plant and equipment, net                38,329        38,572
Notes receivable                                     224           224
Other assets                                      27,805        27,622
Deferred income taxes                              2,672         2,672
    Total assets                                $420,686      $417,524

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  3,994      $  4,827
  Accrued payroll expenses                         5,047         6,407
  Other                                            5,911         5,025
    Total current liabilities                     14,952        16,259

Accrued postretirement benefits                   23,186        22,726
Other long term liabilities                        5,486         5,486
                                                  43,624        44,471

Commitments and contingencies                          -             -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,926,414 shares
    issued and outstanding                         1,926         1,926
  Additional paid-in capital                      17,888        17,627
  Retained earnings                              369,666       365,725
  Unearned ESOP shares                           (12,418)      (12,225)
   Total shareholders' equity                    377,062       373,053
   Total liabilities and shareholders' equity   $420,686      $417,524









The accompanying notes are an integral part of these financial statements.


FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




                                                For the three months
                                                 ended September 30,

                                                2002              2001
Cash flows from operating activities:
   Net income                                 $ 5,608           $  7,763

Adjustments to reconcile net income to
   net cash provided by operating activities:

     Depreciation                               1,376              1,372
     Loss on sales of assets                      (75)               (33)
     ESOP Compensation expense                    799                581
     Net (gain) or loss on investments           (509)               120
   Change in assets and liabilities:
     Short term investments                    (1,956)            33,745
     Accounts and notes receivable             (2,111)               851
     Inventories                                  560               (523)
     Income tax receivable                      2,553              2,042
     Prepaid expenses and other assets         (1,255)              (208)
     Accounts payable                            (833)            (3,199)
     Accrued payroll and expenses and other
        liabilities                              (474)             1,244
     Accrued postretirement benefits              460                487

Total adjustments                              (1,465)            36,479

Net cash provided by operating activities    $  4,143           $ 44,242



















The accompanying notes are an integral part of these financial statements.


FARMER BROS. CO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)




                                             For the three months
                                              ended September 30,

                                                  2002       2001

Net cash provided by operating activities:     $  4,143  $ 44,242

Cash flows from investing activities:
   Purchases of property, plant and equipment    (1,151)     (995)
   Proceeds from sales of property, plant
    and equipment                                    93        78
   Notes repaid                                      16        21
Net cash used in investing activities           ( 1,042)  (   896)

Cash flows from financing activities:
   Dividends paid                               ( 1,667)   (1,572)
   ESOP contributions                              (731)        _

Net cash used in financing activities            (2,398)   (1,572)

Net increase in cash and cash equivalents           703    41,774

Cash and cash equivalents at beginning
 of period                                        7,047    19,362

Cash and cash equivalents at end of period     $  7,750  $ 61,136

Supplemental disclosure of
 cash flow information:
  Income tax payments                           $    20  $     40












The accompanying notes are an integral part of these financial statements.




Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Farmer Bros Co. annual report on Form 10-K for the year ended June 30, 2002.

Note 2. Investments

Investments are as follows (in thousands):

                                    September 30,   June 30,
                                        2002           2002
 Trading securities at fair value
    Corporate debt                   $      -        $ 18,863
    U.S. Treasury obligations         213,947         184,756
    U.S. Agency obligations            20,056          26,983
    Preferred stock                    47,910          48,873
    Other fixed income                  5,150           5,181
    Futures, options and other
        derivative investments            942             884
                                     $288,005        $285,540

















Note 3.  Inventories
(In thousands)

September 30, 2002
                             Processed   Unprocessed     Total

Coffee                        $ 3,192       $10,752     $13,944
Allied products                12,056         4,926      16,982
Coffee brewing equipment        2,235         3,340       5,875
                              $17,483       $19,318     $36,801
June 30, 2002
                             Processed   Unprocessed     Total

Coffee                        $ 3,438       $10,393     $13,831
Allied products                12,482         5,116      17,598
Coffee brewing equipment        2,528         3,404       5,932
                              $18,448       $18,913     $37,361


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



Note 4.   Recently Issued Accounting Standards

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and is effective for fiscal years beginning after December 15, 2001. SFAS retains certain fundamental provisions of SFAS No. 121 including recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The adoption of this standard, effective July 1, 2002, had no material effect on the Company.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 but early application is encouraged. The provisions of EITF Issue No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF Issue No. 94-3 prior to the adoption of SFAS
146. Adopting the provisions of SFAS 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Financial Condition

There have been no material changes in the Company's liquidity or financial condition since the year ended June 30, 2002.

(in thousands)                  September 30,  June 30,
                                    2002         2002

Current assets                    $351,656     $348,434
Current liabilities                 14,952     $ 16,259
  Working capital                 $336,704     $332,175

Total assets                      $420,686     $417,524


All present and future liquidity needs are expected to be met by internal sources. The Company tries not to rely on banks or other third parties for its working capital and other liquidity needs. Our operations are often affected by the green coffee market. At present the cost of green coffee has increased more than 40% over costs at the end of fiscal 2002. The market is volatile and green coffee prices could continue to climb requiring a substantial additional investment in inventory by the Company merely to maintain its existing level of business operations.

In 2000 the board of directors authorized an initial loan to the ESOP of up to $50,000,000 for the purchase of Company stock. As of October 15, 2002 the Company has loaned $29,795,000 for the purchase of approximately 140,000 shares of stock. The Company has plans to purchase improved properties for certain of its branch warehouse locations, and where buildings are not available, has purchased land and developed the property itself. At the present time the Company is in escrow on a parcel of land in Chico, California.

Results of Operations

Most operating trends discussed in the Form 10-K for fiscal 2002 have continued into the first quarter of fiscal 2003. Green coffee costs during the first quarter of fiscal 2003 have increased 17% since the June 30, 2002 year end. Rumors of drought in Brazil have fueled a speculative increase in green coffee costs, pushing current green coffee prices to levels more than 40% higher than those at June 30, 2002.

Net sales for the first quarter of fiscal 2003 increased 2% to $50,389,000 as compared to $49,400,000 in the same quarter of fiscal 2002 but declined slightly as compared to $50,404,000 in the quarter ended June 30, 2002. The apparent increase in sales in the current fiscal quarter reflects both a reduced sales level in the same quarter of the 2002 fiscal year, resulting from the September 11 disaster, and an increase in allied products sales in fiscal 2003. Gross profit decreased 3% to $31,532,000 as compared to $32,569,000 in the same quarter of fiscal 2001 and decreased 6% as compared to $33,401,000 in the quarter ended June 30, 2002, due to the increased cost of green coffee in the current quarter.

Operating expenses in the first quarter of fiscal 2003, consisting of selling and general and administrative expenses, increased 4% to $24,178,000 as compared to $23,283,000 in the same quarter of fiscal 2002. The increase is primarily attributed to increases in employee related expenses.

Other income in the first quarter of fiscal 2003 decreased 49% to $1,765,000 from $3,440,000 in the first quarter of fiscal 2002. Interest earned decreased 48% to $1,287,000 as compared to $2,489,000 in the quarters ended September 30, 2002 and 2001, respectively, as the result of lower interest rates during fiscal 2003.

As the result of the above mentioned factors, net income for the first quarter of fiscal 2003 decreased 28% to $5,608,000, or $3.03 per share, as compared to $7,763,000 or $4.21 per share for the first quarter of fiscal 2002.
















Quarterly Summary of Results (in thousands of dollars):


                          9/30/01  12/30/01   3/31/02   6/30/02  9/30/02

Net sales                 $49,400   $54,755   $51,298   $50,404  $50,389
Gross profit               32,569    37,337    34,786    33,401   31,532
Income from operations      9,286    11,891     9,843     7,190    7,354
Net income                  7,763     9,733     6,406     6,667    5,608
Net income per common share $4.21     $5.27     $3.47     $3.60    $3.03


Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q regarding The risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows may be forward-looking statements within the meaning of federal securities laws. These statements are based on management's current expectations, assumptions, estimates and observations about our business and are subject to risks and uncertainties. As a result, actual results could materially differ from the forward looking statements contained herein. These forward looking statements can be identified by the use of words like "expects," "plans," "believes," "intends," "will," "assumes" and other words of similar meanings. These and other similar words can be identified by the fact that they do not relate solely to historical or current facts. While we believe our assumptions are reasonable, we caution that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these projections as more information becomes available. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of September 30, 2002 over 39% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 145 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately ($2,441,000).

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2002. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.




Interest Rate Changes
(In thousands)
                  Market Value of September 30, 2002    Change in Market
                    Preferred     Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio

-150 basis points
    ("b.p.")           $51,955              $2      $51,957         $3,376
-100 b.p.               51,062              25       51,087          2,506
Unchanged               47,911             671       48,581              0
+100 b.p.               44,000           3,703       47,703           (878)
+150 b.p.               42,027           5,832       47,859           (722)


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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at September 30, 2002. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at September 30, 2002.



Commodity Risk Disclosure
(In thousands)
                           Market Value of
Coffee Cost    Coffee    September 30, 2002         Change in Market Value
Change        Inventory  Futures & Options   Totals  Derivatives Inventory

        -10%    $12,550          $514         $13,064      $734      ($1,395)
  unchanged      13,945          (220)         13,725         -            -
         10%     15,340          (954)         14,386      (734)       1,395


At September 30, 2002 the derivatives consisted mainly of commodity futures with maturities shorter than four months.


Item 4 Controls & Procedures

Based on our most recent evaluation in September, 2002, we have found (a) no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data; and (b) no fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls. No significant changes in the Company's internal controls or in other factors that could significantly affect these controls have occurred subsequent to the September, 2002, evaluation.




















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

Item 5.  Other information                                         none.

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits.                      none.
         (b)  Reports on Form 8-K.
              No reports on Form 8-K were filed during the quarter Ended September 30, 2002.














SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Farmer Bros. Co.


Date:  November 12, 2002      /s/ John E. Simmons
		                  John E. Simmons
		                  Treasurer and Chief Financial Officer





















CERTIFICATIONS

I, John E. Simmons, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Farmer Bros. Co.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002

/s/ John E. Simmons
John E. Simmons
Chief Financial Officer




I, Roy F. Farmer, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Farmer Bros. Co.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002

/s/ Roy F. Farmer
Roy F. Farmer
Chairman and CEO