Form 10-Q
period 2002-12-31
FARMER BROTHERS CO
filed 2003-02-11
CIK 34563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




                                 FORM 10-Q




[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


For the quarterly period from October 1, 2002 to December 31, 2002.


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of Common Stock outstanding: 1,926,414 as of December 31, 2002.







PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                             For the three months     For the six months
                              ended December 31,       ended December 31,

                               2002         2001         2002        2001

Net sales                    $54,118      $54,755      $104,507    $104,155
Cost of goods sold            18,964       17,418        37,821      34,249
                              35,154       37,337        66,686      69,906
Selling expense               22,816       22,064        43,560      42,423
General and administrative
   expenses                    4,019        3,382         7,453       6,306
                              26,835       25,446        51,013      48,729
Income from operations         8,319       11,891        15,673      21,177

Other income:
  Dividend income                772          793         1,629       1,604
  Interest income              1,074        1,922         2,361       4,411
  Other, net                    (573)       1,350          (952)      1,490
                               1,273        4,065         3,038       7,505
Income before taxes            9,592       15,956        18,711      28,682

Income taxes                   3,693        6,223         7,204      11,186

Net income                   $ 5,899      $ 9,733        11,507     $17,496


Net income per share           $3.24        $5.27         $6.26       $9.47

Weighted average shares
   outstanding             1,822,296    1,847,445     1,836,747   1,847,348

Dividends declared per share   $0.90        $0.85         $1.80       $1.70







The accompanying notes are an integral part of these financial statements.








FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                             December 31,    June 30,
                                                  2002          2002
ASSETS
Current assets:
  Cash and cash equivalents                     $ 14,001      $  7,047
  Short term investments                         272,672       285,540
  Accounts and notes receivable, net              18,534        14,004
  Inventories                                     36,288        37,361
  Income tax receivable                                -         2,553
  Deferred income taxes                            1,188         1,188
  Prepaid expenses                                 2,482           741
    Total current assets                         345,165       348,434

Property, plant and equipment, net                38,596        38,572
Notes receivable                                     224           224
Other assets                                      27,988        27,622
Deferred income taxes                              2,672         2,672
    Total assets                                $414,645      $417,524

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  5,708      $  4,827
  Accrued payroll expenses                         6,425         6,407
  Other                                            5,478         5,025
    Total current liabilities                     17,611        16,259

Accrued postretirement benefits                   23,705        22,726
Other long term liabilities                        5,486         5,486
                                                  29,191        28,212

Commitments and contingencies                          -             -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,926,414 shares
    issued and outstanding                         1,926         1,926
  Additional paid-in capital                      18,215        17,627
  Retained earnings                              373,943       365,725
  Unearned ESOP shares                           (26,241)      (12,225)
   Total shareholders' equity                    367,843       373,053
   Total liabilities and shareholders' equity   $414,645      $417,524







The accompanying notes are an integral part of these financial statements.




FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




                                                For the six months
                                                 ended December 31,

                                                2002              2001
Cash flows from operating activities:
   Net income                                 $11,507           $ 17,496

Adjustments to reconcile net income to
   net cash provided by operating activities:

     Depreciation                               2,802              2,759
     Gain on sales of assets                     (383)              (100)
     ESOP Compensation expense                  1,923              1,138
     Net (gain) or loss on investments         (1,544)             1,153
   Change in assets and liabilities:
     Short term investments                    14,412             28,285
     Accounts and notes receivable             (4,559)              (507)
     Inventories                                1,073               (756)
     Income tax receivable                      2,553              2,991
     Prepaid expenses and other assets         (2,107)            (1,057)
     Accounts payable                             881             (3,518)
     Accrued payroll and expenses and other
        liabilities                               471                (30)
     Accrued postretirement benefits              979                972

Total adjustments                             (16,501)            31,330

Net cash provided by operating activities    $ 28,008           $ 48,826
















The accompanying notes are an integral part of these financial statements.








FARMER BROS. CO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)




                                             For the six months
                                              ended December 31,

                                                  2002       2001

Net cash provided by operating activities:     $ 28,008  $ 48,826

Cash flows from investing activities:
   Purchases of property, plant and equipment    (2,940)   (2,301)
   Proceeds from sales of property, plant
    and equipment                                   497       154
   Notes issued                                       -       (35)
   Notes repaid                                      29     2,533
Net cash used in investing activities           ( 2,414)      351

Cash flows from financing activities:
   Dividends paid                               ( 3,289)   (3,137)
   ESOP contributions                           (15,351)     (701)

Net cash used in financing activities           (18,640)   (3,838)

Net increase in cash and cash equivalents         6,954    45,339

Cash and cash equivalents at beginning
 of period                                        7,047    19,361

Cash and cash equivalents at end of period     $ 14,001  $ 64,700

Supplemental disclosure of
 cash flow information:
  Income tax payments                           $ 4,502  $  7,732












The accompanying notes are an integral part of these financial statements.





Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

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

Note 2. Investments

Investments are as follows (in thousands):

                                    December 31,    June 30,
                                        2002           2002
 Trading securities at fair value
    Corporate debt                   $      -        $ 18,863
    U.S. Treasury obligations         211,756         184,756
    U.S. Agency obligations             5,020          26,983
    Preferred stock                    47,945          48,873
    Other fixed income                  5,092           5,181
    Futures, options and other
        derivative investments          2,859             884
                                     $272,672        $285,540











Note 3.  Inventories
(In thousands)

December 31, 2002
                             Processed   Unprocessed     Total

Coffee                        $ 2,767       $11,189     $13,956
Allied products                11,348         5,580      16,928
Coffee brewing equipment        2,207         3,197       5,404
                              $16,322       $19,966     $36,288
June 30, 2002
                             Processed   Unprocessed     Total

Coffee                        $ 3,438       $10,393     $13,831
Allied products                12,482         5,116      17,598
Coffee brewing equipment        2,528         3,404       5,932
                              $18,448       $18,913     $37,361


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









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Financial Condition

There have been no material changes in the Company's liquidity or financial condition since the year ended June 30, 2002.

(in thousands)                  December 31,  June 30,
                                    2002         2002

Current assets                    $345,165     $348,434
Current liabilities                 17,611     $ 16,259
  Working capital                 $327,554     $332,175

Total assets                      $414,645     $417,524


All present and future liquidity needs are expected to be met by internal sources. The Company tries not to rely on banks or other third parties for its working capital and other liquidity needs. Our operations are often affected by the green coffee market. At present the cost of green coffee has increased more than 30% over costs at the end of fiscal 2002. The market is volatile and green coffee prices could continue to climb requiring a substantial additional investment in inventory by the Company. In 2000 the board of directors authorized an initial loan to the ESOP of up to $50,000,000 for the purchase of Company stock. As of December 31, 2002 the ESOP loan balance is $26,394,000 and the ESOP holds 142,779 shares of stock. The Company is presently converting to a new enterprise resource planning system. Costs to implement the new system are likely to exceed $2,000,000 over the next two years. The Company also has plans to purchase improved properties for certain of its branch warehouse locations, and where buildings are not available, has purchased land and developed the property itself.




Results of Operations

Fiscal 2003

Most operating trends discussed in the Form 10-K for fiscal 2002 have continued into the second quarter of fiscal 2003. Green coffee costs during the second quarter of fiscal 2003 were volatile and ended the quarter at a level 30% greater than green coffee prices at the June 30, 2002 year end. Concerns about the possibility of a drought in Brazil have fueled a speculative increase in green coffee costs. The economy continues to be weak and consumer spending does not seem to have recovered.

Net sales for the second quarter of fiscal 2003 decreased 1% to $54,118,000 as compared to $54,755,000 in the same quarter of fiscal 2002. Net sales for the first half of fiscal 2003 were even with fiscal 2002, reaching $104,507,000 and $104,155,000, respectively. Gross profit decreased
6% to $35,154,000 as compared to $37,337,000 in the same quarter of fiscal 2002 due to higher green coffee costs in the current quarter. Gross profit for the first half of fiscal 2003 decreased 5% to $66,686,000 as compared to $69,906,000 in the same period of fiscal 2002.

Operating expenses in the second quarter of fiscal 2003, consisting of selling and general and administrative expenses, increased 5% to $26,835,000 as compared to $25,446,000 in the same quarter of fiscal 2002. The increase is primarily attributed to employee benefit expenses, including the ESOP, of more than $900,000. Operating expenses for the first half of fiscal 2003 increased 5% to $51,013,000 as compared to $48,729,000 in the same period of the prior fiscal year.

Other income in the second quarter of fiscal 2003 decreased 69% to $1,273,000 from $4,065,000 in the second quarter of fiscal 2002. Interest earned decreased 44% to $1,074,000 as compared to $1,922,000 in the fiscal quarters ended December 31, 2002 and 2001, respectively, as the result of lower interest rates during fiscal 2003. During the first half of fiscal 2003, the Company had realized and unrealized gains (losses) on securities of approximately $2,965,000 and $(1,421,000), respectively, as compared to realized and unrealized gains on securities of approximately $207,000 and $947,000, respectively, in the same period of fiscal 2002. Other income for the first half of fiscal 2003 decreased 60% to $3,038,000 as compared to $7,505,000 in the same period of the prior fiscal year.

As the result of the above mentioned factors, net income for the second quarter of fiscal 2003 decreased 39% to $5,899,000, or $3.24 per share, as compared to $9,733,000 or $5.27 per share for the second quarter of fiscal 2002. Net income for the first half of fiscal 2003 decreased 34% to $11,507,000 as compared to $17,496,000 in the same period of the prior fiscal year. Earnings per share decreased to $6.26 for the first half of fiscal 2003, as compared to $9.47 per share in the same period of fiscal 2002.




Fiscal 2002

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

Net income for the second quarter of fiscal 2002 decreased 18% to $9,733,000, or $5.26 per share, as compared to $11,807,000, or $6.40 per share, in the second quarter of fiscal 2001, but decreased 11% to $17,496,000, or $9.47 per share, as compared to $19,408,000, or $10.53 per share in the first six months of fiscal 2002 and 2001, respectively.










Quarterly Summary of Results (in thousands of dollars):


                          12/30/01   3/31/02  6/30/02  9/30/02 12/31/02

Net sales                 $54,755   $51,298   $50,404  $50,389 $54,118
Gross profit               37,337    34,786    33,401   31,532  35,154
Income from operations     11,891     9,843     7,190    7,354   8,319
Net income                  9,733     6,406     6,667    5,608   5,899
Net income per common share $5.27     $3.47     $3.60    $3.03   $3.24



Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q regarding The risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows may be forward-looking statements within the meaning of federal securities laws. These statements are based on management's current expectations, assumptions, estimates and observations about our business and are subject to risks and uncertainties. As a result, actual results could materially differ from the forward looking statements contained herein. These forward looking statements can be identified by the use of words like "expects," "plans," "believes," "intends," "will," "assumes" and other words of similar meanings. These and other similar words can be identified by the fact that they do not relate solely to historical or current facts. While we believe our assumptions are reasonable, we caution that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these projections as more information becomes available. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Many but not all of these factors and assumptions are identified in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of December 31, 2002 over 40% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 110 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately ($2,295,000).

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




Interest Rate Changes
(In thousands)
                  Market Value of December 31, 2002    Change in Market
                    Preferred     Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio

-150 basis points
    ("b.p.")           $52,339              $1      $52,340         $3,513
-100 b.p.               51,339              18       51,357          2,530
Unchanged               47,945             882       48,827              0
+100 b.p.               43,829           4,506       48,335           (491)
+150 b.p.               41,831           6,482       48,312           (514)


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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at December 31, 2002. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at December 31, 2002.






Commodity Risk Disclosure
(In thousands)
                           Market Value of
Coffee Cost    Coffee    December 31, 2002         Change in Market Value
Change        Inventory  Futures & Options   Totals  Derivatives Inventory

        -10%    $12,560          $3,604     $16,164   $1,626    ($1,396)
  unchanged      13,956           1,978      15,934        -          -
         10%     15,352             352      15,704    1,626      1,396


At December 31, 2002 the derivatives consisted mainly of commodity futures with maturities shorter than four months.


Item 4 Controls & Procedures

Based on our most recent evaluation in September, 2002, we have found (a) no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data; and (b) no fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls. No significant changes in the Company's internal controls or in other factors that could significantly affect these controls have occurred subsequent to the September 2002, evaluation.































PART II OTHER INFORMATION

Item 1.  Legal proceedings.                                not applicable.

Item 2.  Changes in securities                                     none.

Item 3.  Defaults upon senior securities.                          none.

Item 4.  Submission of matters to a vote of security holders.


The Annual Meeting of Shareholders of Farmer Bros. Co. was held on December 26, 2002. Holders of the Company's common stock were entitled to one vote per share of common stock held.

Six directors were elected at the meeting, each to serve for the coming year and until any successors are elected and qualify. The following persons were elected as directors: Roy F. Farmer, Roy E. Farmer, John H. Merrell, Lewis A. Coffman, Guenter W. Berger and John Anglin.

The proposal to appoint Ernst & Young LLP as the independent accountants for the Company for the year ended June 30, 2003 was approved with 1,719,876 shares for, 3,246 shares against and 1,513 shares abstaining.

The proposal to amend the Company's bylaws and require the Company to register as an investment company under the Investment Company Act of 1940 was declined with 506,289 shares for, 1,163,944 shares against and 2,917 shares abstaining.



Item 5.  Other information

None.

Item 6.  Exhibits and reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

A Form 8-K was filed on December 26, 2002 reporting the initial results of the proxy voting and presenting the text of a presentation made to the shareholders who attended the meeting.












SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Farmer Bros. Co.


Date:  February 7, 2003      /s/ John E. Simmons
		                  John E. Simmons
		                  Treasurer and Chief Financial Officer












































CERTIFICATIONS

I, John E. Simmons, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Farmer Bros. Co.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 7, 2003

/s/ John E. Simmons
John E. Simmons
Chief Financial Officer






I, Roy F. Farmer, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Farmer Bros. Co.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 7, 2003

/s/ Roy F. Farmer
Roy F. Farmer
Chairman and CEO






15