Form 10-Q
period 2003-03-31
FARMER BROTHERS CO
filed 2003-05-15
CIK 34563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q




[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


For the quarterly period from January 1, 2003 to March 31, 2003.


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Number of shares of Common Stock outstanding: 1,926,414 as of March 31, 2003.







PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                             For the three months     For the nine months
                              ended March 31,            ended March 31,

                               2003         2002         2003        2002

Net sales                    $49,267      $51,298      $153,774    $155,453
Cost of goods sold            17,229       16,512        55,050      50,761
                              32,038       34,786        98,724     104,692
Selling expense               22,696       21,753        66,256      64,176
General and administrative
   expenses                    4,357        3,190        11,810       9,496
                              27,053       24,943        78,066      73,672
Income from operations         4,985        9,843        20,658      31,020

Other income:
  Dividend income                811          802         2,440       2,406
  Interest income                834        1,540         3,195       5,951
  Other, net                   3,677       (1,683)        2,725        (193)
                               5,322          659         8,360       8,164
Income before taxes           10,307       10,502        29,018      39,184

Income taxes                   3,968        4,096        11,172      15,282

Net income                   $ 6,339      $ 6,406       $17,846     $23,902


Net income per share           $3.52        $3.47         $9.78      $12.95

Weighted average shares
   outstanding             1,800,914    1,846,388     1,824,802   1,845,501

Dividends declared per share   $0.90        $0.85         $2.70       $2.55







The accompanying notes are an integral part of these financial statements.










FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                 March 31,    June 30,
                                                  2003          2002
ASSETS
Current assets:
  Cash and cash equivalents                     $ 56,336      $  7,047
  Short term investments                         231,712       285,540
  Accounts and notes receivable, net              13,322        14,004
  Inventories                                     36,332        37,361
  Income tax receivable                                -         2,553
  Deferred income taxes                            1,188         1,188
  Prepaid expenses                                 2,489           741
    Total current assets                         341,379       348,434

Property, plant and equipment, net                40,571        38,572
Notes receivable                                     224           224
Other assets                                      27,940        27,622
Deferred income taxes                              2,672         2,672
    Total assets                                $412,786      $417,524

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  4,641      $  4,827
  Accrued payroll expenses                         5,468         6,407
  Other                                            6,697         5,025
    Total current liabilities                     16,806        16,259

Accrued postretirement benefits                   24,172        22,726
Other long term liabilities                        5,486         5,486
                                                  29,658        28,212

Commitments and contingencies                          -             -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,926,414 shares
    issued and outstanding                         1,926         1,926
  Additional paid-in capital                      18,418        17,627
  Retained earnings                              378,655       365,725
  Unearned ESOP shares                           (32,677)      (12,225)
   Total shareholders' equity                    366,322       373,053
   Total liabilities and shareholders' equity   $412,786      $417,524







The accompanying notes are an integral part of these financial statements.




FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




                                                For the nine months
                                                 ended March 31,

                                                2003              2002
Cash flows from operating activities:
   Net income                                 $17,846           $ 23,902

Adjustments to reconcile net income to
   net cash provided by operating activities:

     Depreciation                               4,316              4,126
     Gain on sales of assets                      367               (200)
     ESOP Compensation expense                  2,835              1,622
     Net (gain) or loss on investments         (2,025)               654
     Change in assets and liabilities:
       Short term investments                  55,853             16,284
       Accounts and notes receivable           (  640)               897
       Inventories                              1,029               (410)
       Income tax receivable                    2,553              1,208
       Prepaid expenses and other assets       (2,066)            (1,358)
       Accounts payable                          (186)            (3,025)
       Accrued payroll and expenses and other
          liabilities                             733             (2,522)
       Accrued postretirement benefits          1,446              1,443

Total adjustments                              64,761             18,719

Net cash provided by operating activities    $ 82,607           $ 42,621
















The accompanying notes are an integral part of these financial statements.








FARMER BROS. CO
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
(Unaudited)




                                             For the nine months
                                              ended March 31,

                                                  2003      2002

Net cash provided by operating activities:     $ 82,607  $ 42,621

Cash flows from investing activities:
   Purchases of property, plant and equipment (6,445) (3,735) Proceeds from sales of property, plant
    and equipment                                   497       254
   Notes issued                                       -       (35)
   Notes repaid                                      42     2,625
Net cash used in investing activities           ( 5,906)   (  891)

Cash flows from financing activities:
   Dividends paid                               ( 4,916)   (4,706)
   ESOP contributions                           (22,496)  (   815)

Net cash used in financing activities           (27,412)  ( 5,521)

Net increase in cash and cash equivalents        49,289    36,209

Cash and cash equivalents at beginning
 of period                                        7,047    19,362

Cash and cash equivalents at end of period     $ 56,336  $ 55,571

Supplemental disclosure of
 cash flow information:
  Income tax payments                           $ 7,044  $ 14,095












The accompanying notes are an integral part of these financial statements.





Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

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

Note 2. Investments

Investments are as follows (in thousands):

                                    March 31,        June 30,
                                        2003           2002
 Trading securities at fair value
    Corporate debt                   $      -        $ 18,863
    U.S. Treasury obligations         173,836         184,756
    U.S. Agency obligations                 -          26,983
    Preferred stock                    50,658          48,873
    Other fixed income                  5,048           5,181
    Futures, options and other
        derivative investments          2,170             884
                                     $231,712        $285,540












Note 3.  Inventories
(In thousands)

March 31, 2003
                             Processed   Unprocessed     Total

Coffee                        $ 2,997       $11,039     $14,036
Allied products                11,453         5,138      16,591
Coffee brewing equipment        2,045         3,660       5,705
                              $16,495       $19,837     $36,332
June 30, 2002
                             Processed   Unprocessed     Total

Coffee                        $ 3,438       $10,393     $13,831
Allied products                12,482         5,116      17,598
Coffee brewing equipment        2,528         3,404       5,932
                              $18,448       $18,913     $37,361


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









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Financial Condition

There have been no material changes in the Company's liquidity or financial condition since the year ended June 30, 2002.

(in thousands)                    March 31,    June 30,
                                    2003         2002

Current assets                    $341,379     $348,434
Current liabilities                 16,806     $ 16,259
  Working capital                 $324,573     $332,175

Total assets                      $412,786     $417,524


All present and future liquidity needs are expected to be met by internal sources. The Company tries not to rely on banks or other third parties for its working capital and other liquidity needs. Our operations are often affected by the green coffee market. At present the cost of green coffee has increased more than 20% over costs at the end of fiscal 2002. The market is volatile and although green coffee prices at March 31, 2003 declined about 6% from December 31, 2002 we are not able to predict future market changes. An increase in green coffee prices could require a substantial additional investment in inventory by the Company. In 2000 the board of directors authorized an initial loan to the ESOP of up to $50,000,000 for the purchase of Company stock. As of March 31, 2003 the ESOP loan balance is $33,539,000 and the ESOP holds 139,796 shares of stock. The Company is presently converting to a new enterprise resource planning system. Costs to implement the new system are likely to exceed $2,000,000 per year over the next three years. The Company has no commitments at this time, but has plans to purchase improved properties for certain of its branch warehouse locations, and where buildings are not available, has purchased land and developed the property itself.






Results of Operations

Fiscal 2003

Most operating trends discussed in the Form 10-K for fiscal 2002 have continued throughout fiscal 2003. Green coffee costs during the second quarter of fiscal 2003 were volatile and ended the quarter at a level 20% greater than green coffee prices at the June 30, 2002 year end. The cost of green coffee declined about 6% during the third fiscal quarter ended March 31, 2003 from December 31, 2002. Continued speculation about a weather damaged Brazilian coffee crop have added support to current price levels. Sales have continued to be weak as the economy has not improved.

Net sales for the third quarter of fiscal 2003 decreased 4% to $49,267,000 as compared to $51,298,000 in the same quarter of fiscal 2002. Net sales for the first nine months of fiscal 2003 decreased 1% as compared to the first nine months of fiscal 2002, reaching $153,774,000 and $155,453,000, respectively. Third quarter gross profit decreased 8% to $32,038,000 in fiscal 2003 as compared to $34,786,000 in the same quarter of fiscal 2002 primarily from higher green coffee costs in the current quarter. Gross profit for the first nine months of fiscal 2003 decreased 6% to $98,724,000 as compared to $104,692,000 in the same period of fiscal 2002.

Operating expenses for the first nine months of fiscal 2003 increased 6% to $78,066,000 as compared to $73,672,000 in the same period of the prior fiscal year. The increase is primarily attributed to an increase in employee benefit expenses, including the ESOP, of more than $1,800,000, as well as an increase in pension plan expenses of more than $775,000 resulting from a decreased discount rate. Operating expenses in the third quarter of fiscal 2003, consisting of selling and general and administrative expenses, increased 8% to $27,053,000 as compared to $24,943,000 in the same quarter of fiscal 2002.

Other income in the third quarter of fiscal 2003 increased 700% to $5,322,000 from $659,000 in the third quarter of fiscal 2002. The primary components of other income include dividend & interest income and realized and unrealized gains (losses) on investments. During the first nine months of fiscal 2003, the Company had realized and unrealized gains (losses) on securities of approximately ($1,086,000) and $3,111,000, respectively, as compared to realized and unrealized (losses) on securities of approximately ($416,000) and ($238,000), respectively, in the same period of fiscal 2002. Other income for the first nine months of fiscal 2003 increased 2% to $8,360,000 as compared to $8,164,000 in the same period of the prior fiscal year.

As the result of the above mentioned factors, net income for the third quarter of fiscal 2003 reached $6,339,000, or $3.52 per share, as compared to $6,406,000 or $3.48 per share for the third quarter of fiscal 2002. Net income for the first nine months of fiscal 2003 decreased 25% to $17,846,000 as compared to $23,902,000 in the same period of the prior fiscal year. Earnings per share decreased to $9.78 for the first nine months of fiscal 2003, as compared to $12.94 per share in the same period of fiscal 2002.




Fiscal 2002
Results of Operations

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











Quarterly Summary of Results (in thousands of dollars):


                           3/31/02  6/30/02  9/30/02 12/31/02 3/31/03

Net sales                  $51,298  $50,404  $50,389 $54,118  $49,267
Gross profit                34,786   33,401   31,532  35,154   32,038
Income from operations       9,843    7,190    7,354   8,319    4,985
Net income                   6,406    6,667    5,608   5,899    6,339
Net income per common share  $3.47    $3.60    $3.03   $3.24    $3.52



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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments is primarily invested in treasury securities. As of March 31, 2003 over 60% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 80 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately ($1,799,000).

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2003. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

Interest Rate Changes
(In thousands)
                  Market Value of March 31, 2003       Change in Market
                    Preferred     Futures &     Total    Value of Total
                      Stock         Options    Portfolio     Portfolio

-150 basis points
    ("b.p.")           $55,145         $1      $55,146         $3,112
-100 b.p.               54,144         33       54,177          2,143
Unchanged               50,658      1,376       52,034              0
+100 b.p.               46,286      5,661       51,947           ( 88)
+150 b.p.               44,136      7,820       51,956           ( 79)


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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at March 31, 2003. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at March 31, 2003.



Commodity Risk Disclosure
(In thousands)
                           Market Value of
Coffee Cost    Coffee    March 31, 2003             Change in Market Value
Change        Inventory  Futures & Options   Totals  Derivatives Inventory

        -10%    $12,923          $  665     $13,588    $ 800    ($1,436)
  unchanged      14,359         (   135)     14,224        -          -
         10%     15,795         (   935)     14,860   (  800)     1,436


At March 31, 2003 the derivatives consisted mainly of commodity futures with maturities shorter than four months.


Item 4 Controls & Procedures

Based on our most recent evaluation in December 2002, we have found (a) no significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data; and (b) no fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls. No significant changes in the Company's internal controls or in other factors that could significantly affect these controls have occurred subsequent to the December 2002, evaluation.


PART II OTHER INFORMATION

Item 1.  Legal proceedings.                                not applicable.

Item 2.  Changes in securities                                     none.

Item 3.  Defaults upon senior securities.                          none.

Item 5.  Other information                                         none.




Item 6.  Exhibits and reports on Form 8-K.

  (a) Exhibits.

  (3)(i)   Amended and Restated Articles of Incorporation filed January 29,
2002.

  (b) Reports on Form 8-K.

A Form 8-K was filed on March 19, 2003 reporting the election of Roy E. Farmer to the position of President and CEO. Roy F. Farmer will continue as Chairman of the Board and will remain active in Company operations. He will serve as the Company's "back-up" coffee buyer.

A Form 8-K was filed on April 30, 2003 reporting the election of Thomas Maloof and John Samore Jr. to the Company's Board of Directors. In addition, John M. Anglin resigned his seat on the Board and was elected Corporate Secretary. With these actions, a majority of the seven Directors are "independent" as defined by the Sarbanes-Oxley Act of 2002.








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Farmer Bros. Co.


Date:  March 13, 2003      /s/ John E. Simmons
		                  John E. Simmons
		                  Treasurer and Chief Financial Officer





















CERTIFICATIONS

I, John E. Simmons, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Farmer Bros. Co.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 12, 2003

/s/ John E. Simmons
John E. Simmons
Chief Financial Officer







I, Roy E. Farmer, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Farmer Bros. Co.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 12, 2003

/s/ Roy E. Farmer
Roy E. Farmer
President and CEO