Form 10-K
period 2003-06-30
FARMER BROTHERS CO
filed 2003-09-29
CIK 34563

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

Commission file number:    0-1375



FARMER BROS. CO.



California                                                95-0725980
State of Incorporation                                 Federal ID Number

20333 South Normandie Avenue, Torrance, California 90502
Registrant's address

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

Number of shares of Common Stock, $1.00 par value, outstanding as of August 1, 2003: 1,926,414 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $638 million.

PART I

Item 1.  Business

General: Farmer Bros. Co. was incorporated in California in 1923. We manufacture and distribute a product line that includes roasted coffee, coffee related products (coffee filters, stir sticks, sugar and creamers), teas, cocoa, spices, and soup and beverage bases to restaurants and other institutional establishments that prepare food, including hotels, hospitals, convenience stores and fast food outlets. The product line presently includes
over 300 items.   Roasted coffee products make up 50% of total sales.  No
single product other than coffee accounts for 10% or more of revenue. Our products are sold directly from delivery trucks by sales representatives who solicit, sell, and otherwise maintain our customer's accounts.

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

Distribution: Our products are distributed by our selling divisions from branches located in most of the large cities in the western United
States. We operate our own long haul trucking fleet to more effectively control the supply of products to these warehouses and try to minimize our inventory levels within each branch warehouse.

Customers: No customer represents a significant concentration of sales. The loss of one or more of our larger customer accounts would have no material adverse effect on our operations. Customer contact and service quality, which is integral to our sales effort, is often secondary to product pricing for customers with their own distribution systems. Such customers can be very price sensitive.

Competition: We face competition from many sources, including multi-national manufacturers of retail products such as Procter & Gamble and Sara Lee Foods, grocery distributors Sysco and U.S. Food Service and regional coffee roasters Boyd Coffee Company and Lingle Bros. Coffee. We may have some competitive advantages due to our longevity, strong regional roots and sales and service force. Our customer base is price sensitive and we are often faced with price competition.

Working Capital: We finance our operations internally, and we believe that working capital from internal sources will be adequate for the coming year.

Foreign Operations: We have no material revenues that result from foreign operations.

Other: On June 30, 2003, we employed 1,104 employees; 461 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog.

Registrant's Internet website address is http://www.farmerbroscousa.com. Registrant does not make its Form 10-K, 10-Q or 8-K reports or amendments thereto available on its website. The Company believes that doing so is unnecessary inasmuch as those reports are available to the public on a real time basis on the Commission's EDGAR website. The EDGAR website can be found in the "Filings and Forms (EDGAR)" section of the Securities & Exchange Commission site, http://www.sec.gov/edgar/searchedgar/companysearch.html. For those who are unable to access the Commission's website, the Company will make paper copies of its form 10-K, 10-Q and 8-K filings and amendments thereto available without charge upon written request addressed to Mr. John E. Simmons, Chief Financial Officer, Farmer Bros. Co., 20333 S. Normandie Avenue, Torrance, CA 90502.

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
                        2003                      2002
               High      Low   Dividend  High      Low   Dividend
1st Quarter  $356.00  $304.00   $0.90  $259.50  $215.00   $0.85
2nd Quarter  $335.00  $301.01   $0.90  $267.75  $192.00   $0.85
3rd Quarter  $319.99  $303.50   $0.90  $304.00  $268.98   $0.85
4th Quarter  $365.99  $303.24   $0.90  $370.99  $306.00   $0.85
There were 3,415 holders of record on September 11, 2003.

Item 6.  Selected Financial Data
(In thousands, except per share data)
                              2003      2002      2001      2000      1999
Net sales                   $201,558  $205,857  $215,431  $218,688  $221,571
Income from operations       $23,888   $38,210   $42,115   $48,965   $36,770
Net Income                   $23,629   $30,560   $36,178   $37,576   $28,865
Net income per share          $13.02    $16.54    $19.62    $20.22    $15.16

Proforma net income (a)                          $36,488   $35,445   $27,327
Proforma net income (b) per share                 $19.79    $19.08    $14.36

Total assets                $416,415  $417,524  $390,395  $353,467  $324,836
Dividends per share            $3.60     $3.40     $3.20     $3.00     $2.80

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis discusses the results of operations as reflected in the Company's consolidated financial statements. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the years ended June 30, 2003, 2002 and 2001 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the "Risk Factors" described below.

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

Allowance for Doubtful Accounts: We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. Our ability to maintain a relatively small reserve is directly related to our ability to collect from our customers when our sales people regularly interact with our customers in person. This method of operation has provided us with a historically low bad debt experience.

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
benefits for the majority of our employees (the balance of our employees are covered by union defined benefit plans). We obtain actuarial valuations for both plans and at present we discount the pension obligations using 5.60% discount rate and we estimate an 8% return on plan assets. Our retiree medical plan is not funded and shares the same discount rate as the defined benefit plans. We also project an initial medical trend rate of 10% ultimately reducing to 5.5% in 6 years.

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


Liquidity and Capital Resources

We have been able to maintain a strong working capital position, and believe that our short and long term cash requirements for the coming year will be provided by internal sources. We have no major commitments for capital expenditures at this time. The following projects could require a substantial commitment of funds:

1.	We have purchased land in Chico, California and will purchase land in
Bakersfield, California to construct replacements for existing facilities in those locations. We expect to begin construction in time to occupy the new warehouses before the end of fiscal 2004. The combined cost for the two warehouses is not expected to exceed $3,000,000.

2.	We have completed the first year of a multi-year upgrading of our internal management information system. During 2003 we expended $4,767,000 for hardware, software, infrastructure, training and consulting. At this time our financial systems (general ledger, accounts receivable, accounts payable, fixed assets and payroll) are on the new system. In the coming year we expect to convert our allied and coffee manufacturing plants followed by our selling divisions. We expect the additional costs associated with this project in 2004 could exceed $3,000,000, not including the added fixed costs to maintain the new system.

3.	On July 23, 2003 the Board of Directors authorized a loan to the
Company's Employee Stock Ownership Plan for the purchase of 129,575 additional shares of the Company's common stock. Based upon the closing price of the Company's stock on September 22, 2003, this could require an expenditure of $42,900,000. The ESOP was created in 2000 as a way to better align the long-term interests of its employees and shareholders. The Company has loaned the ESOP $39,580,000 for this same purpose. On June 30, 2003 the ESOP loan balance was $35,227,000.

(In thousands)
                          2003      2002      2001
Current assets          $346,617  $348,434  $318,879
Current liabilities      $16,659   $16,259   $17,655
Working capital         $329,958  $332,175  $301,334
Capital expenditures      $9,089    $5,039    $5,912

Results of Operations

Years ended June 30, 2003 and 2002

Net sales in fiscal 2003 decreased 2.1% to $201,558,000 as compared to $205,857,000 in fiscal 2002. The Company continued to experience a decline in coffee sales. There are a number of trends that we believe affect this result.

We are in the third year of an economic downturn that has been especially hard on our core service area of California. Our entire 29 state service area has felt the combination of lay-offs, job uncertainty and the high cost of living that makes consumers careful how they spend their money. As consumers cut back on expenses, one of the easiest places to save is spending in restaurants. Tourism and travel continues to be down domestically. This is especially so in the Far East where the Japanese economy has not been strong, and last summer the area had to deal with SARS. Business travel also continues to be down.

Our primary market is the independently owned and operated restaurant and restaurant chains. The weak economy is especially hard on these entrepreneurs who do not have the geographic or "thematic" diversity of the large restaurant chains. The success of coffee shops selling specialty coffees has spawned many imitators. Although we compete favorably with our own line of specialty coffees, our customers feel the effect of fewer sales dollars (in part because of the recession) being divided among more direct competitors.

Green coffee costs for fiscal 2003 increased approximately 25% over those of fiscal 2002. As a result gross profit decreased 5.2% to $130,896,000, or 65% of sales, in fiscal 2003 as compared to $138,093,000, or 67% of sales, in fiscal 2002.

Selling expenses for the 2003 fiscal year increased 3.1% to $88,658,000 as compared to $86,025,000 in fiscal 2002. General & administrative expenses increased 32.4% in fiscal 2003 to $18,350,000 as compared to $13,858,000 in fiscal 2002. Operating expenses, composed of selling and general and administrative expenses, increased $7,125,000, or 7.1%, to $107,008,000 during fiscal 2003, or 53% of sales, as compared to $99,883,000, or 49% of sales, in fiscal 2002. This increase primarily includes additional costs of the ESOP $1,886,000, computer consulting and training $1,309,000, insurance (including workers compensation) $1,300,000, life insurance $1,045,000, defined benefit and post retirement benefit plan costs $997,000 and the cost of coffee brewing equipment $897,000, offset by decreases in legal expenses $941,000 and payroll $815,000.

Other income in fiscal 2003 increased $2,533,000 or 22.7% to $13,683,000 as compared to $11,150,000 in fiscal 2002. This is primarily the result of the volatility of the capital markets introduced by an accounting change in 2001 that required unrealized gains and losses on investments to be realized as incurred. Prior to that time our hedging efforts reduced much of this volatility. Interest rates have declined throughout 2003 and remain at low levels. The major components of this change from 2002 include an increase in unrealized gains of $5,607,000, off set by decrease in interest income of $3,287,000 and realized losses $1,897,000 and realized gains $1,864,000.

Pretax income in fiscal 2003 decreased 23.9% to $37,571,000, or 18.6% of sales, as compared to $49,360,000, or 24% of sales, in fiscal 2002. Net income in fiscal 2003 decreased 22.7% to $23,629,000, or 11.7% of sales, as compared to $30,569,000, or 14.9% of sales in fiscal 2002. Earnings per share in fiscal 2003 decreased 21.3% to $13.02 as compared to $16.54 in fiscal 2002.

Years ended June 30, 2002 and 2001

Fiscal 2002 was challenging for us. Although green coffee costs remained relatively stable throughout the year, the events of September 11, 2001 were felt throughout the period. Recession related reductions in business and personal travel and entertainment expenses combined with reduced activities outside the home resulting from public concern about terrorist activities resulted in decreased sales and profitability. As depicted in the "Change in Earnings per Share" analysis below, our 2002 net sales declined 4.4%. Net sales decreased to $205,857,000 in 2002 as compared to $215,431,000 in 2001.

Gross profit decreased to $138,093,000 in fiscal 2002, or 67% of sales, compared to $141,400,000 in fiscal 2001, or 66% of sales. The world supply of green coffee was ample, and some producing countries have discussed a variety of approaches to improve producer profitability, including production decreases, decreased farm maintenance and farm worker layoffs. To date, none of these approaches appears to have had a material effect on green coffee prices.

Operating expenses, comprised of selling and general and administrative expenses were $99,883,000 in 2002 as compared to $99,285,000 in 2001. A
$3,339,000 increase, or 28%, in employee benefits expenses in fiscal 2002, including the costs of employee benefit plans and medical coverage, was substantially offset by a decrease in payroll expenses, (1%), vehicle related expenses (including maintenance, gas & oil), (6%), and coffee brewing equipment costs, (36%).

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


Change in Earnings Per Share

The following provides additional information regarding changes in operating results.

Net income per common share       2003               2002            2001
                                $13.02             $16.54          $19.62

Percentage change:
                                         2003-2002        2002-2001

Net sales                                   -2.1%           -4.4%
Cost of goods sold                          -4.3%           -8.5%
Gross profit                                -5.2%           -2.3%
Operating expenses                           7.1%            0.6%
Income from operations                     -37.5%           -9.3%
Provisions for income taxes                -25.8%          -18.4%
Net income                                 -22.7%          -15.5%


A summary of the change in earnings per share, which highlights factors discussed earlier, is as follows:

                                           Per Share Earnings
                                          2003-2002        2002-2001
Coffee:  Prices                            -$0.45           $0.15
         Volume                             -1.74           -3.71
         Cost                               -0.85            2.25
         Gross profit                       -3.04           -1.31
Allied products:  Gross profit               0.48           -0.48
Operating expenses                          -4.93           -0.32
Other income                                 1.50           -3.38
Provision for income taxes                   2.48            2.29
Accounting change                            0.00            0.17
Change in weighted average
   shares outstanding                       -0.01           -0.05
Net income                                 -$3.52          -$3.08

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


General economic and market conditions.
Our primary market is restaurants and other food service establishments. We also provide coffee and related products to offices. We believe the success of this business market segment is dependent upon personal and business expenditures in restaurant locations. In a slow economy businesses and individuals scale back their discretionary spending on travel and entertainment, including "eating out." A weaker economy may also cause businesses to cut back on their travel and entertainment expenses, and even reduce or eliminate office coffee benefits.


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


Stock purchases and sales by major shareholders.
Approximately 53% of all outstanding shares are owned or controlled by Company employees, officers and directors. The combined holdings of the 7 largest institutions are approximately 22% of outstanding shares. Including the holdings of a former director of approximately 10% of outstanding shares, current and former management and institutions control approximately 85% of shares. Future sales of Company stock by these shareholders could adversely and unpredictably affect the price of our shares.

ESOP.
The Farmer Bros. Co. Employee Stock Ownership Plan was designed to help us attract and retain employees. Additionally, we believe employee stock ownership helps align the efforts of our employees with the interests of our shareholders. To that end, the board of directors has approved loaning sufficient funds to acquire a total of 300,000 shares of which 170,425 shares have been acquired as of June 30, 2003. A total of $39,580,000 has been loaned to the ESOP for this purpose. These purchases will deplete our working capital and increase costs associated with the ESOP, especially future funding (i.e., requirement to provide the ESOP with liquidity for shares tendered back to the ESOP by departing employees). We expect that as the ESOP acquires additional shares, the Company will assume a higher fixed cost which may have a material effect on future earnings.

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

Most of our customers are located throughout the western United States, with concentrations in major cities. We depend on our own route sales network for reaching our customers. Any interruption of that distribution system could have material negative consequences for us. Our major product, coffee, is grown primarily in the tropics. Hurricanes, monsoons, tornados, severe winter storms, drought and floods all have an affect on our customers and our sources of supply.

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

ERP System Conversion.
Last year the Company began a multiyear program to update its management information systems. This has proven to be a challenging conversion. We have had some successes in the early phases of implementation of the new systems. There are many open issues, and the more difficult implementations will occur in the coming year. It is possible that increasing conversion costs, potential complications resulting from the conversion itself, and system problems in our use of the new software could have a material impact on our future operating results.


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

Futures contracts not designated as hedges, and terminations of contracts designated as hedges, are marked to market and changes are recognized in current earnings. Open contracts at June 30, 2003 are addressed in the following Item 7A.

In the event of non-performance by the counter parties, the Company could be exposed to credit and supply risk. The Company monitors the financial viability of the counter parties in an attempt to minimize this risk.

Contractual obligations
The following table contains supplemental information regarding total contractual obligations as of June 30, 2003.
(In thousands)               Less Than                      More Than
                            Total  One Year 2-3 Years  4-5 Years  5 years
Operating lease obligations $1,402  $667      $650       $85      $  -

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include discount commercial paper, medium term notes, federal agency issues and treasury securities. As of June 30, 2003 over 95% of these funds were invested in treasury securities and more than 50% of these issues have maturities shorter than 120 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 150 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $2,200,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2003. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options.

Interest Rate Changes
(In thousands)      Market Value at June 30, 2003  Change in Market
                   Preferred Futures and   Total    Value of Total
                   Securities  Options   Portfolio     Portfolio

-150 basis points     $58,072          $0   $58,072           $3,710
-100 basis points      57,206           2   $57,208            2,847
Unchanged              53,898         478   $54,376                0
+100 basis points      49,215       4,233   $53,448              913
+150 basis points      46,870       6,512   $53,382              980

Commodity Price Changes
We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business we enter into commodity purchase agreements with suppliers and we purchase exchange traded green coffee contracts. The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at June 30, 2003. It assumes an immediate change in the price of green coffee, and the valuations of coffee futures and relevant commodity purchase agreements at June 30, 2003.

Commodity Risk Disclosure
(In thousands)

                         Market Value
                       Coffee  Futures &        Change in Market Value
Coffee Cost Change   Inventory  Options  Total   Derivatives  Inventory

                 -10%   $12,000      $35 $12,035          $23    -$1,008
           unchanged     13,008       23  13,031            0
                  10%    14,000        0  14,000          -23        992

At June 30, 2003 the derivatives consisted mainly of commodity futures with maturities shorter than three months.





























Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Farmer Bros. Co. and
Subsidiary

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiary (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of income, cash flows, and shareholders' equity for the three years ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.


                                      /s/Ernst & Young LLP


Long Beach, California
September 8, 2003




















FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)



                                               June 30, 2003   June 30, 2003
ASSETS
Current assets:
   Cash and cash equivalents                          $18,986         $7,047
   Restricted cash                                        975             -
   Short term investments                             274,444        285,540
   Accounts and notes receivable, net                  13,756         14,004
   Inventories                                         34,702         37,361
   Income tax receivable                                2,878          2,553
   Deferred income taxes                                   -           1,188
   Prepaid expenses                                       876            741
     Total current assets                             346,617        348,434
Property, plant and equipment, net                     41,753         38,572
Notes receivable                                          193            224
Other assets                                           26,390         27,622
Deferred income taxes                                   1,462          2,672

     Total assets                                    $416,415       $417,524

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $3,321         $4,827
   Accrued payroll expenses                             7,362          6,407
   Deferred income taxes                                  976             -
   Other                                                5,000          5,025
     Total current liabilities                         16,659         16,259
Accrued postretirement benefits                        25,041         22,726
Other long term liabilities                             5,570          5,486
     Total Liabilities                                 47,270         44,471
Commitments and contingencies                              -              -
Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     and outstanding 1,926,414                          1,926          1,926
   Additional paid-in capital                          18,798         17,627
   Retained earnings                                  382,831        365,725
   Unearned ESOP shares                               -33,364        -12,225
   Less accumulated comprehensive loss                 -1,046             -
      Total shareholders' equity                      369,145        373,053
     Total liabilities and
         shareholders' equity                        $416,415       $417,524


The accompanying notes are an integral part of these financial statements.







FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

                                           2003      2002      2001

Net sales                                 $201,558  $205,857  $215,431

Cost of goods sold                          70,662    67,764    74,031
Gross profit                               130,896   138,093   141,400

Selling expense                             88,658    86,025    84,524
General and administrative expense          18,350    13,858    14,761
Operating expenses                         107,008    99,883    99,285
Income from operations                      23,888    38,210    42,115

Other income:
   Dividend income                           3,246     3,198     3,039
   Interest income                           3,974     7,261    12,308
   Other, net                                6,463       691     2,054
                                            13,683    11,150    17,401
Income before taxes                         37,571    49,360    59,516

Income taxes                                13,942    18,791    23,028

Income before cumulative effect
   of accounting change                    $23,629   $30,569   $36,488

Cumulative effect of accounting
   change (net of income taxes
   of $205)                                 -         -          -$310

Net income                                 $23,629   $30,569   $36,178

Income per common share:
   Before cumulative effect of
      accounting change                     $13.02    $16.54    $19.79
   Cumulative effect of
      accounting change                                         -$0.17
Net income per common share                 $13.02    $16.54    $19.62

Pro forma assuming accounting changes
   were retroactively applied
   Net income                                                  $36,448
   Net income per common share                                  $19.79
Weighted average shares outstanding      1,814,591 1,848,395 1,843,392

The accompanying notes are an integral part of these financial statements.
















FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                   Years ended June 30,
                                                  2003    2002     2001
Cash flows from operating activities:
   Net income                                    $23,629  $30,569 $36,178

Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Cumulative effect of accounting change             -        -      310
   Depreciation                                    5,776    5,493   5,527
   Deferred income taxes                           3,989      495   1,736
   (Gain) loss on sales of assets                   -498     -239    -131
   ESOP compensation expense                       4,269    2,529   1,398
   Net (gain) loss on investments                 -5,625      -51  -1,614
   Net unrealized loss on investments
     reclassified as trading                          -        -    2,337
  Change in assets and liabilities:
     Short term investments                       16,721  -51,310 -23,976
     Accounts and notes receivable                   224    1,220   2,769
     Inventories                                   2,659   -1,581     990
     Income tax receivable                          -325      438  -1,651
     Prepaid expenses and other assets              -153   -1,421  -2,130
     Accounts payable                             -1,506     -326    -768
     Accrued payroll and expenses and
        other liabilities                            930   -1,070   1,457
     Accrued postretirement benefits               1,904    1,926   1,602
     Other long term liabilities                      84      594     702
 Total adjustments                                28,449  -43,303 -11,442
Net cash (used in) provided by
     operating activities                        $52,078 -$12,734 $24,736






The accompanying notes are an integral part of these financial statements.











FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                       Years ended June 30,
                                                      2003      2002     2001
Net cash (used in) provided by
   operating activities                              $52,078  -$12,734  $24,736

Cash flows from investing activities:
   Purchases of property, plant and equipment         -9,089    -5,039   -5,912
   Proceeds from sales of property,
      plant and equipment                                630       307      207
   Purchases of available for sale investments             -         -        -
   Proceeds from sales of available for
     sale investments                                      -         -        -
   Notes issued                                           -        -35      -78
   Notes repaid                                           55     2,640      831
Net cash used in investing activities                 -8,404    -2,127   -4,952

Cash flows from financing activities:
   Dividends paid                                     -6,523    -6,278   -5,897
   ESOP contributions                                -24,237      -815     -390
Net cash used in financing activities                -30,760    -7,093   -6,287
Net (decrease) increase in cash
   and cash equivalents                               12,914   -21,954   13,497
Cash and cash equivalents at beginning of year         7,047    29,001   15,504
Cash and cash equivalents at end of year             $19,961    $7,047  $29,001





























FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and share data in thousands)



                                                           Other
                                  Additional     Unearned Comprehensive
                      Common Stock Paid-in Retained  Esop   Income
                      Shares Amount Capital Earnings Shares -Loss  Total


Balance at June 30,2000 1,926 1,926 16,359 311,153 -13,679 -2,646 313,113
Comprehensive income
   Net income                               36,178                 36,178
   Transition adjustment for FAS 131                        2,646   2,646
Total comprehensive income                                         38,824

Dividends ($3.20 per share)                 -5,897                 -5,897
ESOP contributions                                    -390           -390
ESOP compensation expense              270           1,128          1,398
Balance at June 30, 2001 1,926 1,926 16,629 341,434 -12,941      0 347,048

Comprehensive income
  Net income                                30,569                30,569
Total comprehensive income                                        30,569
Dividends ($3.40 per share)                 -6,278                -6,278
ESOP contributions                                    -815          -815
ESOP compensation expense              998           1,531         2,529
Balance at June 30, 2002 1,926 1,926 17,627 365,725 -12,225     0 373,053

Comprehensive income
  Net income                                23,629                23,629
  Minimum pension liability, net of tax ($615,000)        -1,046  -1,046
Total comprehensive income                                        22,583
Dividends ($3.60 per share)                 -6,523                -6,523
ESOP contributions                                 -24,237       -24,237
ESOP compensation expense            1,171           3,098         4,269
Balance at June 30, 2003 1,926 1,926 18,798 382,831 -33,364 -1,046 369,145
















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

Restricted Cash
The Company has pledged cash as collateral for a stand-by letter of credit securing its obligations under a self insurance program. The cash is invested in certificates of deposit with maturities that do not exceed 1 year. In the event the Company does not perform all its responsibilities for paying out claims, the administrator of the program has the right to draw against the letter of credit.

Investments
The Company's investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All such instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2003 and 2002 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon
broker quotes.   The cost of investments sold is determined on the specific identification method.  Dividend and interest income is accrued as earned.

Concentration of Credit Risk
At June 30, 2003, the financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. The trade receivables are short-term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation of buildings and facilities is computed using the straight-line method. All other assets are depreciated using the sum-of-the years' digits and straight-line methods. The following useful lives are used:

	Building and facilities		10 to 30 years
	Machinery and equipment		 3 to  5 years
	Office furniture and equipment       5 years
      Capitalized software                 3 years

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

Net Income Per Common Share
Basic earnings per share is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period, excluding unallocated shares held by the Company's
Employee Stock Ownership Plan (see Note 6). The Company has no dilutive shares for any of the three fiscal years in the period ended June 30, 2003. Accordingly, the consolidated financial statements present only basic net income per share.

Long-lived Assets
The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no impairment of long-lived assets exists as of June 30, 2003.

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

New pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of commitment to an exit or disposal plan. The implementation of this Standard did not have a material effect on the Company.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45),
Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness for Contingencies, relating to a guarantor's accounting for, and disclosure of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. The Company does not believe that the adoption of this Interpretation has had a material effect on its consolidated financial position or statement of operations.

In January 2003, FASB issued Interpretation No. 46 (FIN 46), an interpretation of Accounting Research Bulletin No. 51, which requires the Company to consolidate variable interest entities for which it is deemed to be the primary beneficiary and disclose information about variable interest entities in which it has a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will be effective July 1, 2003 for any variable interest entities formed prior to February 1, 2003. The Company does not believe that this Interpretation will have a material impact on its consolidated financial statements.

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

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2003 derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in other income and expense.

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

Investments at June 30, are as follows:
(In thousands)

                                                   2003     2002
Trading securities at fair value
  Corporate debt                                  $ -   $18,863
  U.S. Treasury Obligations                    220,057  184,756
  U.S. Agency Obligations                           -    26,983
  Preferred Stock                               53,897   48,873
  Other fixed income                                -     5,181
  Futures, options and other derivatives           490      884
                                              $274,444 $285,540


Note 3 Allowance for Doubtful Accounts
(In thousands)
                                    2003    2002    2001

Balance at beginning of year        $345    $395    $420
  Additions                          356     218     348
  Deductions                        -356    -268    -371
Balance at end of year              $345    $345    $397

Note 4 Inventories
(In thousands)

June 30, 2003
                            Processed  Unprocessed    Total
Coffee                          $3,853       $9,155     $13,008
Allied products                 11,776        4,213      15,989
Coffee brewing equipment         2,372        3,333       5,705
                               $18,001      $16,701     $34,702
June 30, 2002
                            Processed  Unprocessed    Total
Coffee                          $3,438      $10,393     $13,831
Allied products                 12,482        5,116      17,598
Coffee brewing equipment         2,528        3,404       5,932
                               $18,448      $18,913     $37,361

Current cost of coffee and allied products inventories is (less than) or greater than the LIFO cost by approximately $122,000 and $(491,000) as of June 2003 and 2002, respectively.

The change in the Company's green coffee and allied product inventories during fiscal 2003, 2002, and 2001 resulted in LIFO decrements (increment) which had the effect of increasing income before taxes those years by $64,000, $207,000, and 1,283,000, respectively.

Note 5 Property, Plant and Equipment
(In thousands)
                                      2003      2002

Buildings and facilities              $40,907   $40,914
Machinery and equipment                48,969    48,690
Capitalized software costs              3,934         0
Office furniture and equipment          5,845     6,055
                                      $99,655   $95,659
Accumulated depreciation              -63,851   -62,950
Land                                    5,949     5,863
                                      $41,753   $38,572

Maintenance and repairs charged to expense for the years ended June 30, 2003, 2002, and 2001 were $11,022,000, $11,202,000, and $10,514,000, respectively.

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

(In thousands)
                                       Defined       Postretirement
                                      Benefit Plans   Benefit Plans
                                        June 30,        June 30,

                                       2003    2002     2003      2002
Changes in benefit obligation
Benefit obligation at
   the beginning of the year          $55,116 $48,909   $24,335   $22,951
Service cost                            1,708   1,527       765       670
Interest cost                           3,886   3,684     1,712     1,721
Plan participants contributions           180     160         0       117
Amendments                                  0     285         0      -906
Actuarial gain                         13,797   3,153     4,665       651
Benefits paid                          -2,834  -2,602      -755      -869
Benefit obligation at
  the end of the year                 $71,853 $55,116   $30,722   $24,335

Change in plan assets
Fair value in plan assets at
  the beginning of the year           $75,552 $79,259        $0        $0
  Actual return on plan assets         -3,674  -1,285         0         0
  Company contributions                    23      21       755       752
  Plan participants contributions         180     160       132       117
  Benefit paid                         -2,834  -2,602       887      -869
  Fair value in plan assets at
    the end of the year               $69,247 $75,552        $0        $0

                                       2003    2002     2003      2002
Funded status                         -$2,606 $20,437  -$30,722  -$24,335
  Unrecognized net asset                    0    -657         0         0
  Unrecognized net (gain)/loss         23,330     -88     4,682        17
  Unrecognized prior service cost         800   1,062     1,410     1,592
Net amount recognized                 $21,524 $20,754  -$24,630  -$22,726

Statements of Financial Position
Prepaid pension cost                   19,854 $20,754
Accrued pension liability                -411       0
Intangible asset                          420       0
Accumulated other comprehensive income  1,661       0
Net amount recognized                 $21,524 $20,754

Weighted average assumptions as
  of June 30:
  Discount rate                         5.60%   7.20%     5.60%     7.20%
  Expected return on Plan assets        8.00%   8.00%        -         -
  Salary increase rate increase         3.50%   3.50%        -         -
  Initial medical rate trend                             10.00%    11.00%
  Ultimate medical trend rate                             5.50%     5.50%
  Number of years from initial to ultimate trend rate        6         6
  Initial dental/vision trend rate                        7.00%     7.50%
  Ultimate dental/vision trend rate                       5.50%     5.00%

Components of net periodic benefit costs:
(In thousands)
                            Defined Benefit Plans   Postretirement Benefit
Plans
                                   June 30,                   June 30,
                            2003      2002     2001    2003     2002     2001

Service cost                 $1,708    $1,527  $1,338     $765     $670    $646
Interest cost                 3,886     3,684   3,445    1,712    1,721   1,539
Expected return on Plan
     assets                  -5,965    -6,267  -6,121       -        -       -
Unrecognized net
     transition asset          -657      -657    -657       -        -       -
Unrecognized net gain            18      -269    -841       -        -      -94
Unrecognized prior
     service cost               262       239     239      182      286     286
Benefit cost                  -$748   -$1,743 -$2,595   $2,659   $2,677  $2,377



The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage point change in the assumed health care cost trend rate would have the following effects:

(In thousands)
                                       Plan Year    Effect of 1%
                                        Results   Increase   Decrease
Accumulated Postretirement Benefit
   obligation as of June 30, 2003         $30,722     $4,474   -$3,561
Service and interest cost for
   plan year                                2,477        390       312

Accumulated Postretirement Benefit
   obligation as of June 30, 2002         $24,335       $897     -$963
Service and interest cost for
   plan year                                2,391         90       -$95

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,104,000, $2,183,000 and $2,144,000, for 2003, 2002 and 2001,
respectively. The Company also has defined contribution plans for eligible union and non-union employees. No Company contributions have been made nor are required to be made to either defined contribution plan.

"Other long term liabilities" represents deferred compensation payable to a company officer. The deferred compensation plan provides for deferred compensation awards to earn interest based upon the Company's average rate of return on its investments. Total deferred compensation expense amounted to $84,000, $594,000 and $702,000, for the years ended June 30, 2003, 2002 and
2001, respectively.

Employee Stock Ownership Plan

On January 1, 2000, the Company established the Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) to provide benefits to all employees. The Board of Directors authorized a loan of up to $50,000,000 to the ESOP to purchase up to 300,000 shares of Farmer Bros. Co. common stock secured by the stock purchased. The loan will be repaid from the Company's discretionary plan contributions over a fifteen year term at a variable rate of interest, 3.30% at June 30, 2002.
                          for the years ended June 30,
                              2003    2002    2001
Loan amount (in thousands)  $24,237    $815    $390
Shares purchased             77,850   3,800   2,200


Shares purchased with loan proceeds are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

The Company reports compensation expense equal to the fair market price of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account "Unearned ESOP Shares" and are excluded from earnings per share calculations. During the fiscal years ended June 30, 2003, 2002 and 2001 the Company charged $3,098,000, $1,531,000 and $1,136,000 respectively, to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was $1,171,000, $998,000 and $270,000 for the years ended June 30, 2003, 2002 and 2001, respectively, is recorded as additional paid in capital.
                                             June 30,
                                           2003      2002
Allocated shares                           25,592     16,083
Committed to be released shares             7,170      3,636
Unallocated shares                        138,718     74,003
   Total ESOP shares                      171,480     93,722

   (In thousands)
Fair value of ESOP shares                  $58,181    $34,000

Note 7 Income Taxes

The current and deferred components of the provision for income taxes consist of the following:
                                                           June 30,
(In thousands)                                     2003       2002       2001

Current:  Federal                                  $8,030    $15,367    $17,607
          State                                    $1,923     $2,929     $3,685
                                                   $9,953    $18,296    $21,292

Deferred:  Federal                                 $3,775       $434     $1,451
           State                                     $214        $61       $285
                                                   $3,989       $495     $1,736
                                                  $13,942    $18,791    $23,028

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:
                                                         June 30,
                                                  2003     2002     2001

Statutory tax rate                                    35%      35%      35%

Income tax expense at statutory rate              $13,150  $17,276  $20,831
State income tax (net federal tax benefit)          1,389    1,943    2,552
Dividend income exclusion                            -808     -767     -731
Other (net)                                           211      339      376
                                                  $13,942  $18,791  $23,028

Income taxes paid                                 $10,429  $17,881  $24,879


The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:
(In thousands)
                                                     June 30,
                                                  2003     2002
Deferred tax assets:
  Postretirement benefits                         $10,384   $8,938
  Accrued liabilities                               4,859    4,426
  State taxes                                          -       791
                                                  $15,243  $14,155
Deferred tax liabilities:
  Pension assets                                  -$8,205  -$7,877
  Other                                            -6,552   -2,418
                                                 -$14,757 -$10,295
Net deferred tax assets                              $486   $3,860

Note 8 Other Current Liabilities

Other current liabilities consist of the following:

(In thousands)
                                                     2003    2002

Accrued workers' compensation liabilities           $2,898  $3,119
Current portion of deferred taxes                       -       -
Dividends payable                                    1,734   1,637
Other                                                  368     269
                                                    $5,000  $5,025


Note 9 Commitments and Contingencies

The Company incurred rent expense of approximately $736,000, $698,000, and $700,000 for the fiscal years ended June 30, 2003, 2002, and 2001, respectively, and is obligated under leases for branch warehouses. A few of the leases have renewal options that allow the Company, as lessee, to extend the lease at the Company's option for one or two years at a pre-agreed rental rate. The Company also has operating leases for computer hardware with terms that do not exceed three years.

Future minimum lease payments are as follows:

 June 30,     (in thousands)
     2004                $667
     2005                 420
     2006                 230
     2007                  53
     2008                  32
                       $1,402

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 10 Quarterly Financial Data (Unaudited)
(In thousands except per share data)

                              September 30  December 31   March 31    June 30
                                  2002          2002        2003       2003

Net sales                          $50,389       $54,118    $49,267    $47,784
Gross profit                       $31,532       $35,154    $32,038    $32,172
Income from operations              $7,354        $8,319     $4,985     $3,230
Net income                          $5,608        $5,899     $6,339     $5,783
Net income per common share          $3.03         $3.24      $3.52      $3.23


                              September 30  December 31   March 31    June 30
                                  2001          2001        2002       2002

Net sales                          $49,400       $54,755    $51,298    $50,404
Gross profit                       $32,569       $37,337    $34,786    $33,401
Income from operations              $9,286       $11,891     $9,843     $7,190
Net income                          $7,763        $9,733     $6,406     $6,667
Net income per common share          $4.21         $5.27      $3.47      $3.60

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2003, there is reasonable assurance that the Company's disclosure controls and procedures will meet their objectives and that the disclosure controls and procedures are effective at the "reasonable assurance" level. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by the Chief Executive Officer and Chief Financial Officer.











PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors
                         Served as a
                           Director
                         Continuously                Principal Occupation
        Name        Age      Since                  for the Last Five Years

Roy F. Farmer (1)    87      1951     Chairman, Chief Executive Officer prior
                                       to March 19, 2003
Roy E. Farmer (1)    51      1993     President, Chief Executive Officer since
                                       March 19, 2003; Chief Operating Officer
                                       previously
Guenter W. Berger    66      1980     Vice President - Production
Lewis A. Coffman     84      1983     Retired (formerly Vice President - Sales)
John H. Merrell      59      2001     Partner in Accounting Firm of Hutchinson
                                       and Bloodgood LLP, Glendale, California
John Samore, Jr.     57      2003     Independent Consultant and CPA in Los
                                       Angeles, California since 2002, formerly
                                       Tax Partner with the Accounting Firm
                                       Arthur Andersen LLP, Los Angeles,
                                       California
Thomas A. Maloof     51      2003     Chief Financial Officer of Hospitality
                                       Marketing Concepts, Irvine, California
                                       since 2001, previously President of
                                       Perinatal Practice Management-Alfigen
                                       The Genetices Institute, Pasadena,
                                       California



(1)	Roy F. Farmer is the father of Roy E. Farmer.
(2)	Mr. Maloof is a director of PC Mall, Inc.  None of the other directors is a director of other publicly-held companies.

The Company's board of directors has determined that at least one member of the Company's Audit Committee is an "audit committee financial expert" as defined in item 401(h)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended. That person is John H. Merrell, the Company's Audit Committee Chairman. Mr. Merrell is "independent" as that term is used in item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.




Executive Officers

        Name      Age            Position Last Five Years

Roy F. Farmer      87 Chairman
Roy E. Farmer      51 President, Chief Executive Officer since 2003,
                        son of Chairman, R.F. Farmer
Guenter W. Berger  66 Vice President of Production
Kenneth R. Carson  63 Vice President of Sales
John E. Simmons    52 Treasurer, Chief Financial Officer
John M. Anglin(1)  56 Secretary since 2003, and Partner in Law Firm of Anglin,
                      Flewelling, Rasmussen, Campbell & Trytten, LLP, Pasadena, California since 2003; partner in Law Firm of Walker, Wright, Tyler and Ward,
                      LLP, Los Angeles, California, previously.


(1) Anglin, Flewelling, Rasmussen, Campbell & Trytten LLP provides legal services to the Company.


All officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

The Company has adopted a "code of ethics" within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The code of ethics is applicable to the Company's Chief Executive Officer and to the Company's Chief Financial Officer who is also the Company's principal accounting officer. The Company has no controller or other person performing that function. A copy of the Company's code of ethics can be obtained without charge upon written request addressed to Mr. John E. Simmons, Chief Financial Officer, Farmer Bros. Co., 20333 S. Normandie Avenue, Torrance, CA 90502.

Section 16(a) Beneficial Ownership Reporting Compliance. Based on a review of filings received by it or representations from Company officers and directors, the Company believes that all filing requirements applicable to Company officers and directors were met for fiscal 2003.



Item 11.  Executive Compensation

Summary Compensation Table
                              Annual       Annual        Other
 Name and Principal  FiscalCompensation Compensation    Annual      All Other
      Position        Year    Salary       Bonus   Compensation Compensation
(1)

ROY F. FARMER         2003      $850,000               $   -        $164,683(3)
Chairman and CEO      2002    $1,000,000    $450,000   $   -        $138,815(3)
                      2001    $1,000,000    $450,000   $   -        $117,782(3)

ROY E. FARMER         2003      $335,585    $300,000   $   -              $465
President and COO     2002      $325,730    $300,000   $   -              $425
                      2001      $309,000    $300,000   $   -              $383

GUENTER W. BERGER     2003      $244,477    $100,000   $   -              $700
Vice President,       2002      $238,113    $100,000   $   -              $630
    Production        2001      $224,149    $100,000   $   -              $570

KENNETH R. CARSON     2003      $214,889     $75,000   $   -              $414
Vice President,       2002      $208,544     $75,000   $   -              $384
     Sales            2001      $197,080     $75,000   $   -              $356

JOHN E. SIMMONS       2003      $203,472     $75,000   $   -              $216
Treasurer             2002      $188,584     $75,000   $   -              $148
                      2001      $178,849     $75,000   $   -              $181


(1) Except as stated in footnote (3) the amount shown represents the dollar value of the benefit to the executive officer for the years shown under the Company's executive life insurance plan.

(2) Awarded under the Company's Incentive Compensation Plan. The awards for fiscal 2003 were based primarily upon the Company's earnings achieved that year. Roy F. Farmer's award has been deferred until death or retirement. The awards to the other officers were paid currently (See "Compensation Committee Report," infra.).

(3) The amount shown for Roy F. Farmer represents P.S. 58 costs of the two split-dollar life insurance policies purchased pursuant to the prior employment agreement with Mr. Farmer which expired in 1998 plus the dollar value of the benefit to him under the Company's executive life insurance plan.


Pension Plan Table

Annualized Pension Compensation

Annualized Pension Compensation
for Highest 60 Consecutive Months         Credited Years of Service
in Last Ten Years of Employment          20      25      30      35

               $100,000                $30,000 $37,500 $45,000  $52,500
               $125,000                $37,500 $46,875 $56,250  $65,625
               $150,000                $45,000 $56,250 $67,500  $78,750
               $170,000                $52,500 $65,625 $78,750  $91,875
               $200,000                $60,000 $75,000 $90,000 $105,000
               $250,000                $60,000 $75,000 $90,000 $105,000


The above table shows estimated annual benefits payable for the 2002 plan year under the Company's retirement plan upon retirement at age 62 to persons at various average compensation levels and years of credited service based on a straight life annuity. The retirement plan is a contributory defined benefit plan covering all non-union Company employees. The above figures assume that employee contributions (2% of annual gross earnings) are made throughout the employees' first five years of service and are not withdrawn. After five years of participation in the plan, employees make no further contributions. Benefits under a predecessor plan are included in the following figures. Maximum annual combined benefits under both plans generally cannot exceed the lesser of $200,000 or the average of the employee's highest three years of compensation.

The earnings of executive officers by which benefits in part are measured consist of the amounts reportable under "Annual Compensation" in the Summary Compensation Table less certain allowance items (none in 2001). Credited years of service through December 31, 2002 were as follows:
Guenter W. Berger - 38 years; Roy E. Farmer - 26 years; Kenneth R. Carson - 37 years; John E. Simmons - 21 years. After 37 years of credited service, Roy F. Farmer began receiving maximum benefits during fiscal 1988.
The above straight life annuity amounts are not subject to deductions for Social Security or other offsets. Other payment options, one of which is integrated with Social Security benefits, are available.


Compensation of Directors

For fiscal 2003, each director who was not a Company employee (an "outside director")was paid an annual retainer fee of $10,000 and the additional sum of $1,000 for each board meeting and committee meeting (if not held in conjunction with a board meeting). For fiscal 2004, outside directors will receive an annual retainer fee of $20,000 and an additional $1,500 for each board meeting and committee meeting (if not held in conjunction with a board meeting) attended, and the Audit Committee Chairman will receive an additional annual retainer fee of $2,500. A director also receives reimbursement of travel expenses from outside the greater Los Angeles area to attend a meeting.


Compensation Committee Report

The Compensation Committee (the "Committee") is a standing committee of the Board of Directors and is comprised of outside directors John Samore, Jr., Thomas A. Maloof, Lewis A. Coffman and John H. Merrell. The Compensation Committee, met twice in fiscal 2003. The Compensation Committee makes all determinations with respect to executive compensation and administers the Company's Incentive Compensation Plan.


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

Executive Officer Compensation

In 2003 the Committee obtained a compensation study prepared by Valuemetrics Advisors, Inc., relating to officer and director compensation. The report concluded that the current executive officers, excluding the Chairman, were underpaid when compared to their counterparts at size-adjusted peer group companies. Consistent with the Committee's expressed compensation policy of paying a competitive base salary, the Committee has increased base salaries to Messrs. Roy E. Farmer, Berger, Simmons and Carson by an aggregate of $201,577 for fiscal 2004. This increase also reflects Roy E. Farmer's increased responsibilities as the Company's new Chief Executive Officer. With respect to the Chairman, the Committee noted that Roy F. Farmer served in the capacity of Chairman and CEO from the period July 1, 2002 through March 19, 2003 and served as non-CEO Chairman, advisor to Roy E. Farmer, the current CEO, and reserve coffee buyer and cupper for the period March 20, 2003 through June 30, 2003. The Committee noted that Mr. Farmer had been on medical leave for much of that period but nevertheless continued to bear the responsibilities of his office, conferred with Roy E. Farmer on a regular basis, and participated in all material management decisions pertaining to the Company. Based on these factors, the Committee determined that Roy F. Farmer's salary for the fiscal year ended June 30, 2003 be reduced to $850,000. The Company's performance for fiscal 2003 was not a material factor in this determination. No bonus was awarded to Roy F. Farmer under the Company's Incentive Compensation Plan for that year.


Incentive Compensation Plan

The Company made awards under its Incentive Compensation Plan (the
"Plan") for fiscal 2003 to all executive officers other than Roy F. Farmer. The Committee felt that awards were justified in light of the Company's performance in 2003, although financial results were below those achieved in the prior two years. Total awards for fiscal 2003 were $700,000 as compared to $1,000,000 for each of fiscal 2002 and 2001.

Under the provisions of the Plan, a percentage of the Company's annual pre-tax income is made available for cash or deferred awards. The percentage varies from three percent of pre-tax income over $14 million to six percent of pre-tax income of $24 million or more. Amounts available for awards but not awarded are carried forward. The pool available for awards for fiscal 2003 under the Incentive Compensation Plan was in excess of $15 million. Of the available pool, the Committee awarded a total of $700,000 of which $400,000 was awarded to Roy E. Farmer, the Company's Chief Executive Officer, and $300,000 in toto was awarded to the other executive officers.


Lewis A. Coffman
John H. Merrell
John Samore, Jr.
Thomas A. Maloof


Compensation Committee Interlocks and Insider Participation.

For fiscal 2003 persons serving on the Company's Compensation Committee were John H. Merrell, an outside director, Lewis A. Coffman, an outside director and retired executive officer of the Company, Thomas A. Maloof, an outside director, John Samore, Jr., an outside director and John M. Anglin, an outside director and legal counsel to the Company, who on April 30, 2003 resigned and became the Company's Secretary.

Performance Graph




                   Comparison of Five-Year Cumulative Total Return* Farmer Brothers Co., Russell 2000 Index And Value
                             Line Food Processing Index
                        (Performance Results Through 6/30/03)

                       1998     1999     2000     2001     2002     2003
Farmer Brothers Co   100.00    85.87    75.49    98.78   155.39   146.56
Russell 2000 Index   100.00   100.87   113.99   111.51   100.64    97.53
Food Processing      100.00    95.87    99.53   121.22   149.07   141.77




Assumes $100 invested at the close of trading 6/30/98 in Farmer Brothers Co. common stock, Russell 2000 Index and Food Processing Index.

*Cumulative total return assumes reinvestment of dividends.

Source:  Value Line, Inc.
Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.







Item 12.  Security Ownership of Certain Beneficial Owners and Management and

(a) Related Stockholder Matters

The following are all persons known to management who beneficially own more than 5% of the Company's common stock:

                                 Amount and Nature   Percent
       Name and Address of          of Beneficial       of
        Beneficial Owner            Ownership (1)     Class

Roy F. Farmer                     835,071 shares (2)   43.35%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Catherine E. Crowe                203,430 shares (3)   10.56%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Franklin Mutual Advisers, LLC     184,688 shares (4)    9.59%
51 John F. Kennedy Parkway
Short Hills, NJ 07078
Attn: Bradley Takahashi

Farmer Bros. Co. Employee
  Stock Ownership Plan            145,888 shares (5)    7.57%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502



(1) Sole voting and investment power unless indicated otherwise in following footnotes.

(2) Includes 171,041 shares owned outright by Mr. Farmer and his wife as trustees of a revocable living trust, 662,121 shares held by various trusts of which Mr. Farmer is sole trustee for the benefit of family members, 1,849 shares owned by his wife and 104 shares beneficially owned by Mr. Farmer through the Company's Employee Stock Ownership Plan ("ESOP"), rounded to the nearest whole share.

(3) Excludes 9,900 shares held by trusts for Mrs. Crowe's benefit. Mr. Farmer is sole trustee of said trusts and said shares are included in his reported holdings.

(4) According to a Schedule 13D/A filed with the Securities and Exchange Commission dated July 31, 2003 by Franklin Mutual Advisers, LLC
("Franklin"), Franklin on that date beneficially owned 184,688 shares (9.59%). Franklin is reported to have sole voting and investment power over these shares pursuant to certain Investment Advisory contracts with one or more record shareholders, which advisory clients are the record owners of the 184,688 shares.

(5) The Farmer Bros. Co. Employee Stock Ownership Plan("the Plan") has sole voting power over 171,480 shares, shared voting power over 25,592 shares and sole dispositive power over 145,888 shares.



(b)  The following sets forth the beneficial ownership of the common stock of the Company by each director and nominee, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group:
                      Number of Shares and Nature
Name                  of Beneficial Ownership (1)            Percent of Class

Roy F. Farmer         (See "Item 12(a)," supra)
Guenter W. Berger                        608(2)                         *
Lewis A. Coffman                          15(3)                         *
Roy E. Farmer                         38,320(4)                       1.99%
Kenneth R. Carson                        359(5)                         *
John E. Simmons                          471(6)                         *
John H. Merrell                         None                           -
Thomas A. Maloof                        None                           -
John Samore, Jr.                        None                           -
All directors and exec
    officers as a group (9 persons) 1,023,887(7)                    53.15%

*Less than 1%.

(1) Sole voting and investment power unless indicated otherwise in following footnotes.
(2) Held in trust with voting and investment power shared by Mr. Berger and his wife, includes 109 shares beneficially owned by Mr. Berger through the Company's ESOP, rounded to the nearest whole share. Excludes other shares owned by Company ESOP over which Mr. Berger has shared voting and/or investment power as a member of the plan committee. Mr. Berger disclaims beneficial ownership of such benefit plan shares. See footnote (7) below.
(3)  Voting and investment power shared with spouse.
(4) Includes 4,000 shares owned outright by Mr. Farmer, 34,211 shares held by various trusts of which Mr. Farmer is sole trustee and 109 shares beneficially owned by Mr. Farmer through the Company's ESOP, rounded to the nearest whole share. Excludes other shares owned by Company ESOP over which Mr. Farmer has shared voting and/or investment power as a member of the plan committee. Excludes 21,218 shares held in a trust of which Roy F.
Farmer is sole trustee (reported under Roy F. Farmer's name in Item 12(a), supra) and of which Roy E. Farmer is the beneficiary.
(5) Includes 109 shares beneficially owned by Mr. Carson through the Company's ESOP, rounded to the nearest whole share. Excludes other shares owned by Company ESOP over which Mr. Carson has shared voting and/or investment power as a member of the plan committee. Mr. Carson disclaims beneficial ownership of such benefit plan shares. See footnote (7) below.
(6) Voting and investment power shared with spouse, includes 109 shares beneficially owned by Mr. Simmons through the Company's ESOP, rounded to the nearest whole share. Excludes other shares owned by Company ESOP over which Mr. Simmons has shared voting and/or investment power as a member of the plan committee. Mr. Simmons disclaims beneficial ownership of such benefit plan shares. See footnote (7) below.
(7) Includes 145,779 unallocated shares held by the Company's ESOP over which officers, as members of the plan committees, have direct or indirect voting and investment power. Excludes 25,592 allocated shares held by the Company's
ESOP over which plan committee members have voting rights only if the participants fail to vote.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Ernst & Young, LLP for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q were $135,000 for the fiscal year ended June 30, 2002 ("fiscal 2002") and $154,000 for the fiscal year ended June 30, 2003 ("fiscal 2003").

Audit-Related Fees

The aggregate fees billed by Ernst & Young, LLP for assurance and related services reasonably related to the performance of the audit of the Company's financial statements and not reported under Audit Fees, above, were $55,000 for fiscal 2002 and $-0- for fiscal 2003. These audit-related services consisted of employee benefit plan audits.

Tax Fees.

The aggregate fees billed by Ernst & Young, LLP for tax compliance, tax advice and tax planning services were $32,000 for fiscal 2002 and $126,000 for fiscal 2003. These tax services consisted of state tax representation and miscellaneous consulting on federal taxation matters.

All Other Fees.

For fiscal 2002 and 2003, Ernst & Young, LLP provided no services other than audit, audit-related and tax services.

The Audit Committee has considered the effect of Ernst & Young, LLP's providing tax services and other non-audit services on the firm's independence.

The Audit Committee has no pre-approval policies and procedures in place as of the date hereof. No services for fiscal 2002 or 2003 were approved under the "de minimus" approval provisions. The Audit Committee has approved all fees paid to Ernst & Young.



PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 10-K.

(a)  List of Financial Statements and Financial Statement Schedules:

     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 2003 and 2002. Consolidated Statements of Income for the Years Ended
            June 30, 2003, 2002 and 2001.
         Consolidated Statements of Cash Flows for the Years Ended
            June 30, 2003, 2002 and 2001.
         Consolidated Statements of Shareholders' Equity For the Years
            Ended June 30, 2003, 2002, and 2001.
         Notes to Consolidated Financial Statements.

2. Financial Statement Schedules: Financial Statement Schedules are omitted as they are not applicable, of the required information is given in the consolidated financial statements of notes thereto.



(b) Reports on Form 8-K.

A form 8-K dated April 30, 2003 and filed with the Commission on May 1, 2003 announced the election of Thomas A. Maloof and John Samore, Jr. to the Company's Board of Directors. A majority of the seven Directors are now independent.

A form 8-K dated July 23, 2003 and filed with the Commission on July 24, 2003 announced approval by the Board of Directors of a loan by the Company to the ESOP to purchase up to 129,575 shares of Farmer Bros. Co. common stock.



(c)  Exhibits

(3)  See Exhibit Index,











SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.



By:  /s/ Roy E. Farmer

Roy E. Farmer, Chief Executive Officer
Date:  September 26, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roy E. Farmer

Roy E. Farmer, President and Chief Executive Officer and Director
(principal executive officer)
Date:  September 26, 2003

/s/ John E. Simmons

John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:  September 26, 2003


/s/ Guenter W. Berger

Guenter W. Berger, Vice President and Director
Date:	  September 26, 2003

/s/ John H. Merrell

John H. Merrell
Director
Date:	  September 26, 2003

/s/ Lewis A. Coffman
Lewis A. Coffman
Director
Date:	  September 26, 2003








Exhibit 31.1

Certification Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

I, Roy E. Farmer, President and Chief Executive Officer of Farmer Bros. Co. ("Registrant"), certifies that:

1.	I have reviewed this Annual Report on Form 10-K of Registrant;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

(a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the Registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosure in this report any change in the Registrant's
internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: September 26, 2003

/s/ Roy E. Farmer
Roy E. Farmer
President and Chief Executive Officer
(principal executive officer)













































Exhibit 31.2

Certification Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

I, John E. Simmons, Treasurer and Chief Financial Officer of Farmer Bros. Co. ("Registrant"), certifies that:

1.	I have reviewed this Annual Report on Form 10-K of Registrant;


2.	 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.	The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and have:

(a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the Registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


(c)	Disclosure in this report any change in the Registrant's
internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):


(a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.



Date: September 26, 2003

/s/ John E. Simmons
John E. Simmons
Treasurer and Chief Financial Officer
principal financial and accounting officer







































EXHIBIT INDEX


3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Incentive Compensation Plan (3)
21.1	Subsidiaries of the Registrant (4)
23.1	Consent of Independent Accountants (filed herewith)
31.1	Certification of Chief Executive Officer (Section 302 of Sarbanes-Oxley
Act of 2002) (filed herewith)
31.2	Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley
Act of 2002) (filed herewith)
32.1	Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley
Act of 2002) (furnished as exhibit herewith)
32.2	Certification of Chief Financial Officer (Section 906 of Sarbanes-Oxley
Act of 2002) (furnished as exhibit herewith)
99.1	List of Properties (filed as exhibit herewith)

(1) Incorporated by reference from Company's report on Form 8K filed January 29, 2002
(2) Incorporated by reference from Company's report on Form 10K/A filed February 15, 2002
(3) Incorporated by reference from Company's report on Form 10K filed September 30, 2002
(4) Incorporated by reference from Company's report on Form 10K filed September 30, 2002