Form 10-K/A
period 2003-06-30
FARMER BROTHERS CO
filed 2003-10-30
CIK 34563

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

Item 4 Submission of Matters to a Vote of Security Holders

None.

Executive Officers Of Registrant

        Name      Age            Position Last Five Years

Roy F. Farmer      87 Chairman, Chief Executive Officer prior to
                        March 19, 2003
Roy E. Farmer      51 President, Chief Executive Officer since March 19,
                        2003, Chief Operating Officer previously, son of Chairman, R.F. Farmer
Guenter W. Berger  66 Vice President - Production
Kenneth R. Carson  63 Vice President - Sales
John E. Simmons    52 Treasurer, Chief Financial Officer
John M. Anglin(1)  56 Secretary since 2003, and Partner in Law Firm of Anglin,
                        Flewelling, Rasmussen, Campbell & Trytten, LLP, Pasadena, California since 2003; partner in Law Firm of Walker, Wright, Tyler and Ward,
                        LLP, Los Angeles, California, previously.

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



                                               June 30, 2003   June 30, 2002
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











FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)


                                                       Years ended June 30,
                                                      2003      2002     2001
Net cash (used in) provided by
   operating activities                              $52,078  -$12,734  $24,736

Cash flows from investing activities:
   Purchases of property, plant and equipment         -9,089    -5,039   -5,912
   Proceeds from sales of property,
      plant and equipment                                630       307      207
   Notes issued                                           -        -35      -78
   Notes repaid                                           55     2,640      831
Net cash used in investing activities                 -8,404    -2,127   -4,952

Cash flows from financing activities:
   Dividends paid                                     -6,523    -6,278   -5,897
   ESOP contributions                                -24,237      -815     -390
Net cash used in financing activities                -30,760    -7,093   -6,287
Net (decrease) increase in cash
   and cash equivalents                               12,914   -21,954   13,497
Cash and cash equivalents at beginning of year         7,047    29,001   15,504
Cash and cash equivalents at end of year             $19,961    $7,047  $29,001





























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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors
                         Served as a
                           Director
                         Continuously                Principal Occupation
        Name        Age      Since                  for the Last Five Years

Roy F. Farmer (1)    87      1951     Chairman, Chief Executive Officer prior
                                       to March 19, 2003
Roy E. Farmer (1)    51      1993     President, Chief Executive Officer since
                                       March 19, 2003, Chief Operating Officer
                                       previously
Guenter W. Berger    66      1980     Vice President - Production
Lewis A. Coffman     84      1983     Retired (formerly Vice President - Sales)
John H. Merrell      59      2001     Partner in Accounting Firm of Hutchinson
                                       and Bloodgood LLP, Glendale, California
John Samore, Jr.     57      2003     Independent Consultant and CPA, Los
                                       Angeles, California since 2002; Retired
                                       Tax Partner with the Accounting Firm
                                       Arthur Andersen LLP, Los Angeles,
                                       California
Thomas A. Maloof     51      2003     Chief Financial Officer of Hospitality
                                       Marketing Concepts, Irvine, California
                                       since 2001; President of
                                       Perinatal Practice Management-Alfigen
                                       The Genetices Institute, Pasadena,
                                       California previously

(1)	Roy F. Farmer is the father of Roy E. Farmer.
(2)	Mr. Maloof is also a director of PC Mall, Inc. a publicly traded company listed on the NASDAQ National Market. None of the other directors is a director of any other publicly-held company.

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

Information regarding the Company's executive officers appears in Part I pursuant to instructions 3 of Item 401(b) of Regulation S-K.

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


Item 11.  Executive Compensation

Summary Compensation Table
                              Annual       Annual        Other
 Name and Principal  FiscalCompensation Compensation    Annual      All Other
     Position        Year    Salary      Bonus(1)  Compensation Compensation(2)

ROY F. FARMER         2003      $850,000         -0-   $   -        $164,683(3)
Chairman; CEO until   2002    $1,000,000    $450,000   $   -        $138,815(3)
  March 19, 2003      2001    $1,000,000    $450,000   $   -        $117,482(3)

ROY E. FARMER         2003      $335,585    $400,000   $   -              $465
President; CEO from   2002      $325,730    $300,000   $   -              $425
  March 19, 2003      2001      $309,000    $300,000   $   -              $383

GUENTER W. BERGER     2003      $244,477    $100,000   $   -              $700
Vice President,       2002      $238,113    $100,000   $   -              $630
    Production        2001      $224,149    $100,000   $   -              $570

KENNETH R. CARSON     2003      $214,889    $100,000   $   -              $414
Vice President,       2002      $208,544     $75,000   $   -              $384
     Sales            2001      $197,080     $75,000   $   -              $356

JOHN E. SIMMONS       2003      $203,472    $100,000   $   -              $216
Treasurer             2002      $188,584     $75,000   $   -              $148
                      2001      $178,849     $75,000   $   -              $181

(1) Awarded under the Company's Incentive Compensation Plan. The awards for fiscal 2003 were based primarily upon the Company's earnings achieved that
year.   (See "Compensation Committee Report," supra.).

(2) Except as stated in footnote (3) the amount shown represents the dollar value of the benefit to the executive officer for the years shown under the Company's executive life insurance plan.

(3) The amount shown for Roy F. Farmer represents P.S. 58 costs of the two split-dollar life insurance policies purchased pursuant to the prior employment agreement with Mr. Farmer which expired in 1998 plus the dollar value of the benefit to him under the Company's executive life insurance plan.


Pension Plan Table

The following table shows estimated annual benefits payable for the 2003 plan year under the Company's retirement plan upon retirement at age 62 to persons at various average compensation levels and years of credited service based on a straight life annuity. The retirement plan is a contributory defined benefit plan covering all non-union Company employees. The following figures assume that employee contributions (2% of annual gross earnings) are made throughout the employees' first five years of service and are not withdrawn. After five years of participation in the plan, employees make no further contributions. Benefits under a predecessor plan are included in the following figures. Maximum annual combined benefits under both plans generally cannot exceed the lesser of $200,000 or the average of the employee's highest three years of compensation.


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

The earnings of executive officers by which benefits in part are measured consist of the amounts reportable under "Annual Compensation" in the Summary Compensation Table less certain allowance items (none in 2003).

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

Compensation Committee Report

The Compensation Committee (the "Committee") is a standing committee of the Board of Directors and is comprised of independent directors John Samore, Jr., Thomas A. Maloof, Lewis A. Coffman and John H. Merrell. The Compensation Committee met twice in fiscal 2003. The Compensation Committee makes all determinations with respect to executive compensation and administers the Company's Incentive Compensation Plan. The Compensation Committee report follows:





Compensation Committee Report - Philosophy and Objectives

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



























Item 12.  Security Ownership of Certain Beneficial Owners and Management and

(a) Related Stockholder Matters

The following are all persons known to management who beneficially own more than 5% of the Company's common stock:

                                 Amount and Nature   Percent
       Name and Address of          of Beneficial       of
        Beneficial Owner            Ownership (1)     Class

Roy F. Farmer                     835,115 shares (2)   43.35%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Catherine E. Crowe                203,430 shares (3)   10.56%
7421 Stewart Avenue
Los Angeles, CA 90045

Franklin Mutual Advisers, LLC     184,688 shares (4)    9.59%
51 John F. Kennedy Parkway
Short Hills, NJ 07078
Attn: Bradley Takahashi

Farmer Bros. Co. Employee
  Stock Ownership Plan            171,480 shares (5)    8.90%
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

(5) The ESOP plan committee, comprised of Company officers, directs the voting of 145,888 unallocated shares and if plan participants fail to vote, 25,592 allocated shares and has sole dispositive power over 145,888 shares.

(b)  The following sets forth the beneficial ownership of the common stock of the Company by each director and nominee, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group:
                      Number of Shares and Nature
Name                  of Beneficial Ownership (1)            Percent of Class

Guenter W. Berger                        608(2)(8)                    *
Kenneth R. Carson                        359(3)(8)                    *
Lewis A. Coffman                          15(4)                       *
Roy E. Farmer                         38,320(5)(8)                   1.99%
Roy F. Farmer              (See "Principal Shareholders," supra)      *
Thomas A. Maloof                        None                          -
John H. Merrell                         None                          -
John Samore, Jr.                        None                          -
John E. Simmons                          471(6)(8)                   *
All directors and exec
 officers as a group (10 persons)  1,020,776(7)                    52.99%

(1) Sole voting and investment power unless indicated otherwise in following footnotes.

(2) Held in trust with voting and investment power shared by Mr. Berger and his wife. Includes 109 shares beneficially owned by Mr. Berger through the Company's ESOP, rounded to the nearest whole share.

(3) Includes 109 shares beneficially owned by Mr. Carson through the Company's ESOP, rounded to the nearest whole share.

(4)  Voting and investment power shared with spouse.

(5) Includes 4,000 shares owned outright by Mr. Farmer, 34,211 shares held by various trusts of which Mr. Farmer is sole trustee and 109 shares beneficially owned by Mr. Farmer through the Company's ESOP, rounded to the nearest whole share. Excludes 21,218 shares held in a trust of which Roy F. Farmer is sole trustee (reported under Roy F. Farmer's name in Principal Shareholders, supra) and of which Roy E. Farmer is the beneficiary.

(6) Voting and investment power shared with spouse. Includes 109 shares beneficially owned by Mr. Simmons through the Company's ESOP, rounded to the nearest whole share.

(7) Includes 145,888 unallocated shares held by the Company's ESOP over which officers, as members of the plan committee, have shared indirect voting power. Excludes 25,592 allocated shares held by the Company's ESOP over which plan committee members have voting rights only if the participants fail to vote.

(8) Excludes ESOP shares (other than the 109 shares reported) over which this officer, in his capacity as a member of the plan committee, shares indirect voting power. The excluded unallocated ESOP shares are included in the group holdings. See footnote (7).
*  Less than 1%.

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

The Audit Committee has considered the effect of Ernst & Young, LLP's providing tax services and other non-audit services on the firm's independence. All engagements for services by Ernst & Young LLP or other independent accountants are subject to prior approval by the Audit Committee. Prior approval was given for all services provided by Ernst & Young LLP in fiscal 2003
















PART IV

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

(3)  See Exhibit Index
















SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:  /s/ Roy E. Farmer
Roy E. Farmer, Chief Executive Officer
Date:   October 24, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Roy E. Farmer
Roy E. Farmer, President and Chief Executive Officer and Director
(principal executive officer)
Date:   October 24, 2003


/s/ John E. Simmons
John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   October 24, 2003


/s/ Guenter W. Berger
Guenter W. Berger, Vice President and Director
Date:   October 24, 2003


/s/ Lewis A. Coffman
Lewis A. Coffman
Director
Date:   October 24, 2003


/s/ Thomas A. Maloof
Thomas A. Maloof
Director
Date:   October 24, 2003


/s/ John H. Merrell
John H. Merrell
Director
Date:   October 24, 2003


/s/ John Samore, Jr.
John Samore, Jr.
Director
Date:   October 24, 2003












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



Date: September 26, 2003

/s/ John E. Simmons
John E. Simmons
Treasurer and Chief Financial Officer
principal financial and accounting officer







































EXHIBIT INDEX


3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
10.1	Incentive Compensation Plan (3)
21.1	Subsidiaries of the Registrant (4)
31.1	Certification of Chief Executive Officer (Section 302 of Sarbanes-Oxley
Act of 2002) (filed herewith)
31.2	Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley
Act of 2002) (filed herewith)
32.1	Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley
Act of 2002) (furnished as exhibit herewith)
32.2	Certification of Chief Financial Officer (Section 906 of Sarbanes-Oxley
Act of 2002) (furnished as exhibit herewith)
99.1	List of Properties (filed as exhibit herewith)

(1) Incorporated by reference from Company's report on Form 8K filed January 29, 2002
(2) Incorporated by reference from Company's report on Form 10K/A filed February 15, 2002
(3) Incorporated by reference from Company's report on Form 10K filed September 30, 2002
(4) Incorporated by reference from Company's report on Form 10K filed September 30, 2002