Form 10-Q
period 2003-09-30
FARMER BROTHERS CO
filed 2003-11-14
CIK 34563

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003

                        Commission file number:    0-1375



                                 FARMER BROS. CO.



     California                             95-0725980
State of Incorporation          IRS Employer Identification Number





20333 S. Normandie Avenue, Torrance, California 90502
Registrant's address

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


                                         For the three months
                                          ended September 30,

                                              2003       2002

Net sales                                   $45,665    $50,389
Cost of goods sold                           16,033     18,857
  Gross profit                               29,632     31,532
Selling expense                              22,317     20,744
General and administrative expense            6,258      3,434
  Operating expenses                         28,575     24,178
Income from operations                        1,057      7,354

Other income:
   Dividend income                              802        857
   Interest income                              651      1,287
   Other, net                                 1,572       -379
                                              3,025      1,765
Income before taxes                           4,082      9,119
  Income taxes                                1,571      3,511
Net income                                   $2,511     $5,608

Net income per share                          $1.41      $3.03
Weighted average shares outstanding       1,782,928  1,851,197

Dividends declared per share                  $0.95      $0.90







The accompanying notes are an integral part of these financial statements.















FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                               September 30   June 30,
                                                   2003         2003
ASSETS
Current assets:
   Cash and cash equivalents                         $31,054     $18,986
   Restricted cash                                      $975        $975
   Short term investments                            267,320     274,444
   Accounts and notes receivable, net                 12,777      13,756
   Inventories                                        34,605      34,702
   Income tax receivable                               1,338       2,878
   Prepaid expenses                                      634         876
     Total current assets                            348,703     346,617
Property, plant and equipment, net                    41,872      41,753
Notes receivable                                         193         193
Other assets                                          25,767      26,390
Deferred income taxes                                  1,462       1,462

     Total assets                                   $417,997    $416,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $4,287      $3,321
   Accrued payroll expenses                            5,751       7,362
   Deferred income taxes                                 976         976
   Other                                               4,651       5,000
     Total current liabilities                        15,665      16,659
Accrued postretirement benefits                       25,177      25,041
Other long term liabilities                            5,981       5,570
     Total Liabilities                                46,823      47,270
Commitments and contingencies                              -           -
Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     and outstanding 1,926,414                         1,926       1,926
   Additional paid-in capital                         19,149      18,798
   Retained earnings                                 383,643     382,831
   Unearned ESOP shares                              -32,498     -33,364
   Less accumulated comprehensive loss                -1,046      -1,046
      Total shareholders' equity                     371,174     369,145
     Total liabilities and
         shareholders' equity                       $417,997    $416,415









The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                             For the three months
                                              ended September 30,
                                               2003       2002
Cash flows from operating activities:
   Net income                                 $2,511     $5,608

Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation                                1,745      1,376
   (Gain)on sales of assets                      -30        -75
   ESOP compensation expense                   1,217        799
   Net (gain) on investments                  -1,508       -509
  Change in assets and liabilities:
     Short term investments                    8,632     -1,956
     Accounts and notes receivable               969     -2,111
     Inventories                                  97        560
     Income tax receivable                     1,540      2,553
     Prepaid expenses and other assets           865     -1,255
     Accounts payable                            966       -833
     Accrued payroll and expenses and other   -1,960       -474
     Accrued postretirement benefits             136        460
     Other long term liabilities                 411          -

 Total adjustments                            13,080     -1,465
Net cash provided by operating               $15,591     $4,143

                                            For the three months
                                             ended September 30,
                                               2003       2002
Net cash provided by
   operating activities                      $15,591     $4,143

Cash flows from investing activities:
   Purchases of property, plant and equipment -1,864 -1,151 Proceeds from sales of property, plant
        and equipment                             30         93
   Notes repaid                                   10         16
Net cash used in investing activities         -1,824     -1,042

Cash flows from financing activities:
   Dividends paid                             -1,699     -1,667
   ESOP contributions                                      -731
Net cash used in financing activities         -1,699     -2,398


Net (decrease) increase in cash and cash      12,068        703
Cash and cash equivalents at beginning of     19,961      7,047
Cash and cash equivalents at end of year     $32,029     $7,750

Supplemental disclosure of cash flow information:
   Income tax payments                            32         20


The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Farmer Bros Co. annual report on Form 10-K for the year ended June 30, 2003.


Note 2. Investments

Investments are as follows (in thousands:

                                   September 30,    June 30,
                                        2003           2003
 Trading securities at fair value
    U.S. Treasury obligations        $210,930        $220,057
    Preferred stock                    55,967          53,897
    Futures, options and other
        derivative investments            423             490
                                     $267,320        $274,444

Note 3.  Inventories
(In thousands)

September 30, 2003
                             Processed   Unprocessed     Total
Coffee                        $ 3,919       $ 9,157     $13,076
Allied products                11,440         4,323      15,763
Coffee brewing equipment        2,180         3,586       5,766
                              $17,539       $17,066     $34,605

June 30, 2003
                             Processed   Unprocessed     Total
Coffee                        $ 3,853       $ 9,155     $13,008
Allied products                11,776         4,213      15,989
Coffee brewing equipment        2,372         3,333       5,705
                              $18,001       $16,701     $34,702



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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Financial Condition

There have been no material changes in the Company's liquidity or financial condition since the year ended June 30, 2003.

(in thousands)                  September 30,  June 30,
                                    2003         2003

Current assets                    $348,703     $348,617
Current liabilities                 15,665     $ 16,659
  Working capital                 $333,038     $331,958

Total assets                      $417,997     $416,415

All present and future liquidity needs are expected to be met by internal sources. The Company tries not to rely on banks or other third parties for its working capital and other liquidity needs. There have been no changes in the needs or commitments described in the Company's Annual Report on Form 10-K/A.


Results of Operations

All operating trends discussed in the Form 10-K/A for fiscal 2003 have continued into the first quarter of fiscal 2003. These trends resulted in a 4% decrease of net sales for the first quarter of fiscal 2004 to $45,655,000 as compared to $47,784,000 in the fiscal quarter ended June 30, 2003, and 9% as compared to $50,389,000 in the same quarter of fiscal 2003. In addition, the company had decreased coffee brewing equipment sales of $2,694,000 in the current fiscal quarter as compared to the same period of fiscal 2003.

Gross profit decreased 6% to $29,632,000 as compared to $31,532,000 in the same quarter of fiscal 2003 due to the increased cost of green coffee in the current quarter. The average cost of green coffee during the first quarter of fiscal 2004 has increased 1% since the June 30, 2003 year end, but is 23% higher than the average cost of green coffee for the fiscal quarter ended September 30, 2002.

Operating expenses in the first quarter of fiscal 2004, consisting of selling and general and administrative expenses, increased 18% to $28,575,000 as compared to $24,178,000 in the same quarter of fiscal 2003. The increase is primarily attributed to increases in employee related expenses and costs associated with our multi year program to update our information systems. Payroll expense increased 2%, but employee medical and retirement benefits, including the ESOP and the cost of post retirement medical expenses, increased 10% or $1,724,000. Computer consulting and training increased $1,968,000 for the current quarter, as compared to $19,000 in the same quarter of fiscal 2003.

Other income in the first quarter of fiscal 2004 increased 71% to $3,025,000 from $1,765,000 in the first quarter of fiscal 2003. Interest earned decreased 49% to $651,000 as compared to $1,287,000 in the quarter ended September
30, 2002 as the result of trends discussed in the Form 10-K/A for fiscal 2003.

As the result of the above mentioned factors, net income for the first quarter of fiscal 2004 decreased 55% to $2,511,000 or $1.41 per share, as compared to $5,608,000, or $3.03 per share, for the first quarter of fiscal 2003.

Quarterly Summary of Results (in thousands of dollars):

                               9/30/02 12/31/02 3/31/03 6/30/03 9/30/03
Net sales                      $50,389  $54,118 $49,267 $47,784 $45,665
Gross profit                   $31,532  $35,154 $32,038 $32,172 $29,632
Income from operations          $7,354   $8,319  $4,985  $3,230  $1,057
Net income                      $5,608   $5,899  $6,339  $5,783  $2,511
Net income per common share      $3.03    $3.24   $3.52   $3.23   $1.41


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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of September 30, 2003 over 62% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 73 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately $2,120,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2003. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

Interest Rate Changes
(In thousands)

                  Market Value at September 30, 2003    Change in Market
                    Preferred     Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio

-150 basis points
    ("b.p.")           $61,585              $0      $61,585         $5,308
-100 b.p.               60,135               5       60,140          3,863
Unchanged               55,967             324       56,277              0
+100 b.p.               50,891           3,221       54,112         (2,165)
+150 b.p.               48,431           5,297       53,728         (2,549)


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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at September 30, 2003. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at September 30, 2003.

Commodity Risk Disclosure

(In thousands)
                  Market Value of
Coffee Cost    Coffee          Futures               Change in Market Value
   Change     Inventory       & Options       Totals  Derivatives Inventory

        -10%    $12,000          $373         $13,373      $373      ($1,076)
  unchanged      13,076           (99)         12,977         -            -
         10%     14,000          (472)         13,528      (373)         924


At September 30, 2003 the derivatives consisted mainly of commodity futures with maturities shorter than four months.


Item 4 Controls & Procedures

As of September 30, 2003, with the participation of the Chief Executive Officer and Chief Financial officer, we evaluated the effectiveness of our disclosure controls and procedures and and concluded that they were effective as of that date. No changes occurred during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that during that quarter we implemented part of our multi-year program to update our information systems which program includes enhancements to such internal controls.
































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

Item 5.  Other information                                         none.

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits.                      none.
         (b)  Reports on Form 8-K.
              No reports on Form 8-K were filed during the quarter Ended September 30, 2003.











Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FARMER BROS. CO.

/s/ Roy E. Farmer

Roy E. Farmer, President and Chief Executive Officer and Director
(principal executive officer)
Date:   November 13, 2003

/s/ John E. Simmons

John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   November 13, 2003











Exhibit 31.1

Certification Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

I, Roy E. Farmer, President and Chief Executive Officer of Farmer Bros. Co. ("Registrant"), certifies that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Registrant;

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

(b)	Evaluated the effectiveness of the Registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosured in this report any change in the Registrant's
internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

/s/ Roy E. Farmer

Roy E. Farmer
President and Chief Executive Officer
(principal executive officer)












































Exhibit 31.2

Certification Pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

I, John E. Simmons, Treasurer and Chief Financial Officer of Farmer Bros. Co. ("Registrant"), certifies that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Registrant;


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

(b)	Evaluated the effectiveness of the Registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


(c)	Disclosured in this report any change in the Registrant's
internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):



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


Date: November 13, 2003

/s/  John E. Simmons

John E. Simmons
Treasurer and Chief Financial Officer
(principal financial and accounting officer)