Form 10-Q
period 2003-12-31
FARMER BROTHERS CO
filed 2004-02-17
CIK 34563

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2003

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

Number of shares of Common Stock, $1.00 par value, outstanding as of December 31, 2003: 1,482,569 and the aggregate market value of the common shares held by non-affiliates of the Registrant was approximately $200 million.



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)



                                    For the three months  For the six months
                                     ended December 31,   ended December 31,
                                       2003      2002       2003      2002

Net sales                             $51,511   $54,118    $97,176  $104,507

Cost of goods sold                     18,938    18,964     34,971    37,821
Gross profit                           32,573    35,154     62,205    66,686

Selling expense                        22,967    22,816     45,284    43,560
General and administrative expense      6,482     4,019     12,740     7,453
Operating expenses                     29,449    26,835     58,024    51,013
Income from operations                  3,124     8,319      4,181    15,673

Other income:
   Dividend income                        881       772      1,683     1,629
   Interest income                        570     1,074      1,221     2,361
   Other, net                            -403      -573      1,169      -952
                                        1,048     1,273      4,073     3,038
Income before taxes                     4,172     9,592      8,254    18,711

Income taxes                            1,607     3,693      3,178     7,204

Net income                             $2,565    $5,899     $5,076   $11,507


Weighted average shares outstanding 1,751,266 1,822,296  1,767,097 1,836,747
Earnings per common share               $1.46     $3.24      $2.87     $6.26

Dividends declared per share            $0.95     $0.90      $1.90     $1.80









The accompanying notes are an integral part of these financial statements.









FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                            December 31,     June 30,
                                                2003           2003
ASSETS
Current assets:
   Cash and cash equivalents                       $23,046        $18,986
   Restricted cash                                   1,060            975
   Short term investments                          162,954        274,444
   Accounts and notes receivable, net               13,815         13,756
   Inventories                                      34,114         34,702
   Income tax receivable                             2,546          2,878
   Prepaid expenses                                  2,121            876
     Total current assets                          239,656        346,617
Property, plant and equipment, net                  41,998         41,753
Notes receivable                                       193            193
Other assets                                        25,181         26,390
Deferred income taxes                                1,462          1,462
     Total assets                                 $308,490       $416,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $3,932         $3,321
   Accrued payroll expenses                          6,323          7,362
   Deferred income taxes                               976            976
   Other                                             4,343          5,000
     Total current liabilities                      15,574         16,659
Accrued postretirement benefits                     26,208         25,041
Other long term liabilities                          5,570          5,570
     Total Liabilities                              47,352         47,270
Commitments and contingencies                           -              -
Shareholders' equity:
   Common stock, $1.00 par value,
     authorized 3,000,000 shares; issued
     and outstanding 1,482,569                       1,482          1,926
   Additional paid-in capital                       14,935         18,798
   Retained earnings                               278,576        382,831
   Unearned ESOP shares                            -32,809        -33,364
   Less accumulated comprehensive loss              -1,046         -1,046
      Total shareholders' equity                   261,138        369,145
     Total liabilities and
         shareholders' equity                     $308,490       $416,415









The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                      Six months ended December 31,
                                                       2003      2002
Cash flows from operating activities:
   Net income                                           $5,076   $11,507
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation                                          3,508     2,802
   (Gain) loss on sales of assets                          -45      -383
   ESOP compensation expense                             2,343     1,923
   Net (gain) loss on investments                        1,323    -1,544
  Change in assets and liabilities:
     Short term investments                               -994    14,412
     Accounts and notes receivable                         -78    -4,559
     Inventories                                           588     1,073
     Income tax receivable                                 332     2,553
     Prepaid expenses and other assets                     -36    -2,107
     Accounts payable                                      611       881
     Accrued payroll and expenses and
        other liabilities                               -1,696       471
     Accrued postretirement benefits                     1,167       979
 Total adjustments                                       7,023    16,501
Net cash provided by operating activities             $ 12,099   $28,008

Cash flows from investing activities:
   Purchases of property, plant and equipment           -3,760    -2,940
   Proceeds from sales of property,
      plant and equipment                                   52       497
   Notes repaid                                             19        29
Net cash used in investing activities                   -3,689    -2,414

Cash flows from financing activities:
   Dividends paid                                       -3,088    -3,289
   ESOP contributions                                   -1,177   -15,351
   Proceeds from sale of short term investments        111,161        -
   Purchase of capital stock                          -111,161        -
Net cash used in financing activities                   -4,265   -18,640
Net increase in cash and cash equivalents                4,145     6,954
Cash and cash equivalents at beginning of year          19,961     7,047
Cash and cash equivalents at end of year               $24,106   $14,001

Supplemental disclosure of cash flow information:
   Income tax payments                                   2,250     4,502

The accompanying notes are an integral part of these financial statements.










Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended
December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

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

Note 2. Investments

Short term investments are as follows (in thousands):

                                        December 31     June 30
                                            2003          2003

  U.S. Treasury Obligations                  $105,842      $220,057
  Preferred Stock and Other                    56,118        53,898
  Futures, options and
     other derivative investments                 994           490
         Total short term investments        $162,954      $274,445

Note 3.  Inventories
(In thousands)

December 31, 2003
                            Processed  Unprocessed    Total
Coffee                          $3,976       $9,285     $13,261
Allied products                 11,298        4,323      15,621
Coffee brewing equipment         2,123        3,109       5,232
                               $17,397      $16,717     $34,114

June 30, 2003
                            Processed  Unprocessed    Total
Coffee                          $3,853       $9,155     $13,008
Allied products                 11,776        4,213      15,989
Coffee brewing equipment         2,372        3,333       5,705
                               $18,001      $16,701     $34,702




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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Financial Condition

On December 24, 2003, the Company purchased the 443,845 shares of its common stock held by the Crowe Family and related trusts for approximately $111 million or approximately $250 per share. The purchase is part of a settlement of all outstanding issues between the Crowe and Farmer families and was approved by California's Superior Court for Los Angeles County.

Concurrently with the purchase, the Company's Employee Stock Ownership Plan
(ESOP) agreed to purchase 124,939 shares at the same price, $250/share, fulfilling its previously announced authorization for the ESOP to purchase 300,000 shares or 18.7% of outstanding shares. This portion of the transaction was completed on January 11, 2004.

Estimated future costs to complete the information systems project exceed $7,000,000, and the project is expected to continue until December 2004.

(in thousands)                   December 30,  June 30,
                                    2003         2003

Current assets                    $239,656     $348,617
Current liabilities                 15,574     $ 16,659
  Working capital                 $224,082     $331,958

Total assets                      $308,490     $416,415

All present and future liquidity needs are expected to be met by internal sources. The Company tries not to rely on banks or other third parties for its working capital and other liquidity needs. There have been no changes in the needs or commitments described in the Company's Annual Report on Form 10-K/A.

Results of Operations

All operating trends discussed in the Form 10-K/A for fiscal 2003 have continued into the first half of fiscal 2004. These trends resulted in a 5% decrease of net sales for the second quarter of fiscal 2004 to $51,511,000 as compared to $54,118,000 in the fiscal quarter ended December 31, 2002. Year to date sales decreased 7% to $97,176,000 as compared to $104,507,000 in the first half of fiscal 2003. In addition to the previously mentioned trends, the Company had decreased coffee brewing equipment sales of $3,812,000 in the current fiscal year as compared to the same period of fiscal 2003.



Gross profit for the quarter ended December 31, 2003 decreased to $32,572,000 as compared to $35,153,000 in the same quarter of fiscal 2003. The average cost of green coffee during the first half of fiscal 2004 has decreased 2% since the June 30, 2003 year end, and is 6% lower than the average cost of green coffee for the same fiscal period of the prior fiscal year. Gross profit for the first half of fiscal 2004 decreased 7% to $62,205,000 as compared to $66,686,000 in the same period of the prior fiscal year primarily the result of decreased sales.

Operating expenses in the second quarter of fiscal 2004, consisting of selling and general and administrative expenses, increased 10% to $29,449,000 as compared to $26,834,000 in the same quarter of fiscal 2003. Operating expenses for the first half of fiscal 2004 increased 14% to $58,024,000 as compared to $51,013,000 in the same period of fiscal year 2003. This increase is primarily attributed to costs associated with our multi year program to update our information systems, increased employee benefits and legal expenses.

                           2004               2003
Information systems   $  3,494,000        $  373,000
Employee benefits        9,566,000         7,121,000
Legal services           1,266,000           415,000
   Total               $14,326,000        $7,909,000

Not included in the costs summarized above are Sarbannes-Oxley compliance costs that are expected to exceed $500,000 over the balance of fiscal 2004. Also not included are the additional costs associated with the recent purchase of a sizable block of stock by the ESOP. The additional non-cash charge associated with this purchase is expected to exceed $2,000,000 per year.

Other income in the second quarter of fiscal 2004 decreased 30% to $1,048,000 from $1,273,000 in the second quarter of fiscal 2003. Interest earned decreased 47% to $570,000 as compared to $1,074,000 in the quarter ended December 31, 2002. Other income for the first half of fiscal 2004 increased 34% to $4,073,000 from $3,038,000 in the same period of the prior fiscal year. Short term investments decreased 41%, or $111,490,000, to $162,954,000 at December 31, 2003 as compared to $274,444,000 at June 30,
2003. This decrease is the primarily the result of the share purchase described in the Liquidity and Capital Resources section above.

As the result of the above mentioned factors, net income for the second quarter of fiscal 2004 decreased 57% to $2,565,000 or $1.46 per share, as compared to $5,899,000, or $3.24 per share, in the second quarter of fiscal 2003. Net income for the first half of fiscal 2004 decreased 56% to $5,076,000 or $2.87 per share, as compared to $11,507,000 or $6.26 in the same period of the prior fiscal year.



Quarterly Summary of Results (in thousands of dollars):

                        12/31/02 03/31/03 06/30/03  09/30/03  12/31/03

Net sales                $54,118  $49,267  $47,784   $45,665   $51,511
Gross profit             $35,154  $32,038  $32,172   $29,632   $32,573
Income from operations    $8,319   $4,985   $3,230    $1,057    $3,124
Net income                $5,899   $6,339   $5,783    $2,511    $2,565
Net income per share       $3.24    $3.52    $3.23     $1.41     $1.46



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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of December 31, 2003 over 50% of these funds were invested in instruments with maturities shorter than 92 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 44 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,071,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships as of December 31, 2003. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.




Interest Rate Changes
(In thousands)
                  Market Value at  December 31, 2003    Change in Market
                    Preferred     Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio
-150 basis points
    ("b.p.")           $62,245              $2      $62,247         $5,309
-100 b.p.               60,592              36       60,627          3,419
Unchanged               56,104           1,104       57,208              0
+100 b.p.               50,936           5,552       56,488           (720)
+150 b.p.               48,424           8,058       56,482           (726)


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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at December 31, 2003. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at December 31, 2003.

Commodity Risk Disclosure

(In thousands)
                  Market Value of
Coffee Cost    Coffee          Futures               Change in Market Value
   Change     Inventory       & Options     Totals  Derivatives Inventory

        -20%    $12,000         $ 2,907     $14,907   $2,907      ($1,261)
  unchanged      13,261             110      13,371        -            -
         20%     15,000         ($2,797)     12,203     (373)      $1,739


At December 31, 2003 the derivatives consisted mainly of commodity futures with maturities shorter than four months.

Item 4 Controls & Procedures

As of December 31, 2003, with the participation of the Chief Executive Officer and Chief Financial officer, we evaluated the effectiveness of our disclosure controls and procedures and and concluded that they were effective as of that date. No changes occurred during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except that during that quarter we implemented part of our multi-year program to update our information systems which program includes enhancements to such internal controls.


PART II OTHER INFORMATION

Item 1.  Legal proceedings.

On December 4, 2003, Leonard Rosenthal brought suit in United States District Court for the Central District of California (Case No. CV03845) against the Company, the present directors and a former director ("Directors"), on behalf of himself and a purported class of persons (the "Rosenthal Litigation"). The Plaintiff alleged that the Company was operating as an unregistered investment company in violation of the Investment Company Act of 1940 (the "ICA"). The Plaintiff also alleged that the Company's loans of corporate funds to the ESOP to purchase stock of the Company violate federal law and that such purchases by the ESOP were intended to preserve the voting control of the Farmer family and entrench management. In addition, the Plaintiff alleged that the Company was pursuing an estate planning strategy designed to depress the stock price in order to lessen the estate taxes anticipated on the death of Roy F. Farmer. Plaintiff sought recovery against the Directors in an amount not less than the amount of the loans to the ESOP. Plaintiff also filed a motion for a preliminary injunction to prevent the Company and the Directors from voting the Company stock beneficially owned by the ESOP at the Annual Meeting. On December 23, 2003, the U.S. District Court denied plaintiff's motion, ruling, inter alia, that plaintiff lacked standing to bring an action for violation of the ICA and that plaintiff had failed to show a likelihood of prevailing at trial on his claims that the Company was in violation of the ICA or that the Directors had violated their duties with respect to the ESOP.

On February 4, 2004, Leonard Rosenthal filed a Notice of Dismissal Without Prejudice with the United States District Court for the Central District of California.


Item 2.  Changes in securities                                     none.

Item 3.  Defaults upon senior securities.                          none.

Item 4.  Submission of matters to a vote of security holders.      none.

Item 5.  Other information                                         none.

Item 6.  Exhibits and reports on Form 8-K.

         (a)  Exhibits.
              The following exhibits are attached herewith:

[under evaluation by counsel]

Settlement Agreement 12/24/2003 among the Company, the Farmer Family and the Crowe Family

Mutual General Release 12/24/03 among the Company, the Farmer Family and the Crowe Family

Stock Purchase Agreement 12/24/03 among the Company, Catherine Crowe and Roy F. Farmer as Trustee of various trusts

Stock Purchase Agreement between Wells Fargo Bank, Trustee of the Farmer Bros. Co. ESOP and the Company



         (b)  Reports on Form 8-K.
              Reports on Form 8-K were filed as follows:

A form 8-K dated July 23, 2003 and filed with the Commission on July 24, 2003 announced approval by the Board of Directors of a loan by the Company to the ESOP to purchase up to 129,575 shares of Farmer Bros. Co. common stock.

A form 8-K dated December 24, 2003 and filed with the Commission on December 24, 2003 announced the purchase of all Crowe family shares at a cost of approximately $110.96 million, and the rejection of a request for injunction on behalf of a shareholder by U.S. District Judge Margaret M. Morrow.

A form 8-K dated January 12, 2004 and filed with the Commission on January 12, 2004 announced finalization of the purchase of the ESOP's purchase of 129,575 shares of Farmer Bros. Co. common stock bringing the ESOP's holdings to 300,000 shares or 18.7% of the Company's shares outstanding.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FARMER BROS. CO.

/s/ Roy E. Farmer

Roy E. Farmer, President and Chief Executive Officer and Director
(principal executive officer)
Date:   February 13, 2004

/s/ John E. Simmons

John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   February 13, 2004
















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

(b)	Evaluated the effectiveness of the Registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


(c)	Disclosed in this report any change in the Registrant's
internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: February 13, 2004

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

(b)	Evaluated the effectiveness of the Registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


(c)	Disclosed in this report any change in the Registrant's
internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):



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


Date: February 13, 2004

/s/  John E. Simmons

John E. Simmons
Treasurer and Chief Financial Officer
(principal financial and accounting officer)