Form 10-Q/A
period 2003-12-31
FARMER BROTHERS CO
filed 2004-02-19
CIK 34563

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q/A

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

Item 5.  Other information                                         none.

Item 6.  Exhibits and reports on Form 8-K.

(a)  Exhibits.

10.1 Settlement Agreement 12/24/2003 among the Company, the Farmer Family and the Crowe Family
10.2 Mutual General Release 12/24/03 among the Company, the Farmer Family and the Crowe Family
10.3 Stock Purchase Agreement 12/24/03 among the Company, Catherine Crowe and Roy F. Farmer as Trustee of various trusts
10.4 Stock Purchase Agreement 01/09/04 between Wells Fargo Bank, Trustee of the Farmer Bros. Co. ESOP and the Company
31.1 Certification of Chief Executive Officer (Section 302 of the Sarbannes-Oxley Act of 2002)
31.2 Certification of Chief Financial Officer (Section 302 of the Sarbannes-Oxley Act of 2002)
32.1 Certification of Chief Executive Officer (Section 906 of the Sarbannes-Oxley Act of 2002)
32.2 Certification Chief Financial Officer (Section 906 of the Sarbannes-Oxley Act of 2002)
99.1   Plan Amendment 2  12/22/03 to ESOP
99.2   Plan Amendment 3  12/23/03 to ESOP
99.3 Loan Agreement 07/21/2003 between Wells Fargo Bank, Trustee of the Farmer Bros. Co. ESOP and the Company

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

FARMER BROS. CO.

/s/ Roy E. Farmer

Roy E. Farmer, President and Chief Executive Officer and Director
(principal executive officer)
Date:   February 18, 2004

/s/ John E. Simmons

John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   February 18, 2004