Form 10-Q
period 2004-03-31
FARMER BROTHERS CO
filed 2004-05-13
CIK 34563

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q




[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934


For the quarterly period from January 1, 2004 to March 31, 2004.


Commission File Number:  0-1375



                               FARMER BROS. CO.
               (Exact name of registrant as specified in its charter)



     Delaware                                           95-0725980
(State of Incorporation)        (IRS Employer Identification Number)

20333 S. Normandie Avenue, Torrance, California               90502
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

     Number of shares of Common Stock outstanding: 16,075,080 as of May 11, 2004.







PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Dollars in thousands, except per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                             For the three months     For the nine months
                              ended March 31,            ended March 31,

                               2004         2003         2004        2003

Net sales                    $49,069      $49,267      $146,245    $153,774
Cost of goods sold            18,488       17,229        53,459      55,050
Gross profit                  30,581       32,038        92,786      98,724

Selling expense               22,735       22,696        68,019      66,256
General and administrative
   expenses                    7,103        4,357        19,843      11,810
Operating expenses            29,838       27,053        87,862      78,066
Income from operations           743        4,985         4,924      20,658

Other income:
  Dividend income                844          811         2,527       2,440
  Interest income                935          834         2,156       3,195
  Other, net                   4,980        3,677         6,149       2,725
    Total other income         6,759        5,322        10,832       8,360

Income before taxes            7,502       10,307        15,756      29,018
Income taxes                   1,899        3,968         5,077      11,172

Net income                   $ 5,603      $ 6,339       $10,679     $17,846


Net income per share          $0.416       $0.352        $0.657     $ 0.978

Weighted average shares
   outstanding            13,457,300   18,009,140    16,266,410  18,248,020

Dividends declared per share  $0.095       $0.090        $0.285      $0.270







The accompanying notes are an integral part of these financial statements.










FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                 March 31,    June 30,
                                                  2004          2003
ASSETS
Current assets:
  Cash and cash equivalents                     $ 25,773      $ 18,986
  Short term investments                         166,652       274,444
  Accounts and notes receivable, net              17,568        13,756
  Inventories                                     33,980        34,702
  Income tax receivable                              900         2,878
  Prepaid expenses                                 3,123         1,851
    Total current assets                         247,996       346,617

Property, plant and equipment, net                42,223        41,753
Notes receivable                                     193           193
Other assets                                      24,235        26,390
Deferred income taxes                              1,462         1,462
    Total assets                                $316,109      $416,415

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  5,599      $  3,321
  Accrued payroll expenses                        11,193         7,362
  Deferred income tax                                976           976
  Other expense                                    4,648         5,000
    Total current liabilities                     22,416        16,659

Accrued postretirement benefits                   26,725        25,041
Other long term liabilities                            -         5,570
                                                  49,141        47,270

Commitments and contingencies                          -             -

Shareholders' equity:
  Common stock, $1.00 par value, authorized
    3,000,000 shares; 1,607,508 shares
    issued and outstanding                         1,608         1,926
  Additional paid-in capital                      46,351        18,798
  Retained earnings                              282,913       382,831
  Unearned ESOP shares                           (62,858)      (33,364)
  Less accumulated comprehensive loss             (1,046)       (1,046)
   Total shareholders' equity                    266,968       369,145
   Total liabilities and shareholders' equity   $316,109      $416,415


The accompanying notes are an integral part of these financial statements.




FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                     Nine months ended March 31,
                                                       2004      2003
Cash flows from operating activities:
   Net income                                          $10,679   $17,846
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                          5,302     4,316
   (Gain) on sales of assets                               (52)     (367)
   ESOP compensation expense                             3,835     2,835
   (Gain)on investments                                   (631)   (2,025)
  Change in assets and liabilities:
     Short term investments                             (2,738)   55,853
     Accounts and notes receivable                      (3,846)      640
     Inventories                                           722     1,029
     Income tax receivable                               1,978     2,553
     Prepaid expenses and other assets                     883    (2,066)
     Accounts payable                                    2,278      (186)
     Accrued payroll and expenses and
        other liabilities                                3,479       733
     Accrued postretirement benefits                     1,684     1,446
     Other long term liabilities                        (5,570)        -
 Total adjustments                                       7.324    64,761
Net cash provided by operating activities             $ 18,003   $82,607

Cash flows from investing activities:
   Purchases of property, plant and equipment           (5,806)   (6,445)
   Proceeds from sales of property,
      plant and equipment                                   86       497
   Notes receivable repaid                                  34        42
Net cash used in investing activities                   (5,686)   (5,906)

Cash flows from financing activities:
   Dividends paid                                       (4,354)   (4,916)
   ESOP contributions                                  (32,412)  (22,496)
   Proceeds from sale of short term investments        111,161        -
   Purchase of capital stock                          (111,161)       -
   Sale of capital stock                                31,236        -
Net cash used in financing activities                   (5,530)  (27,412)
Net increase in cash and cash equivalents                6,787    49,289
Cash and cash equivalents at beginning of year          18,986     7,047
Cash and cash equivalents at end of period             $25,773   $56,336

Supplemental disclosure of cash flow information:
   Income tax payments                                   2,250     7,044





The accompanying notes are an integral part of these financial statements.





Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Farmer Bros Co. annual report on Form 10-K/A for the year ended June 30, 2003.

Reclassification: Certain 2003 balances have been reclassified to be consistent with the 2004 presentation.

Note 2. Investments

Investments are as follows (in thousands):
                                           March 31       June 30
                                             2004           2003
  U.S. Treasury Obligations                  $106,827      $220,057
  Preferred Stock and Other                    58,370        53,897
  Futures, options and
     other derivative investments               1,455           490
         Total short term investments        $166,652      $274,444


Note 3.  Inventories
(In thousands)

March 31, 2004
                            Processed  Unprocessed    Total
Coffee                          $4,075       $9,110     $13,185
Allied products                 10,918        3,872      14,790
Coffee brewing equipment         2,336        3,669       6,005
                               $17,329      $16,651     $33,980

June 30, 2003
                            Processed  Unprocessed    Total
Coffee                          $3,853       $9,155     $13,008
Allied products                 11,776        4,213      15,989
Coffee brewing equipment         2,372        3,333       5,705
                               $18,001      $16,701     $34,702



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

Note 4.  Pension Plans

The Company has a contributory defined benefit pension plan for all employees not covered under a collective bargaining agreement and a non-contributory defined benefit plan for certain hourly employees covered under a collective bargaining agreement. The net periodic pension costs for the defined benefit plans for the three months ended March 31 were as follows:

Components of Net Periodic Benefit Cost
(in thousands)
                                       Three months ended March 31,
                                           2004         2003
Service cost                                    594          427
Interest cost                                   988          971
Expected return on plan assets               (1,362)      (1,491)
Amortization of transition obligation (           0         (164)
Amortization of prior service cost               62           66
Amortization of net (gain) loss                 336            4
    Net periodic benefit cost                   618         (187)


Note 5.  Stock Split

On May 10, 2004 the Company affected a 10 for 1 stock split. The effect of this stock split has been retroactively reflected in the net income per share, dividends per share and weighted average shares reported in the accompanying condensed financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.




Liquidity

As reported in the Form 10-Q/A dated February 18, 2004, on December 24, 2003, the Company purchased the 443,845 shares of its common stock held by the Crowe Family and related trusts for approximately $111 million or approximately $250 per share. The closing market price for Farmer Bros. Co. common stock on December 24, 2003 was $316/share. Concurrently with this purchase, the Company offered its Employee Stock Ownership Plan (ESOP) the opportunity to purchase 124,939 shares at the same price, fulfilling its previously announced intention to purchase 300,000 shares for the ESOP. This portion of the transaction was completed on January 11, 2004.

The transactions can be summarized as follows:

	Cost of shares purchased 		$111,161,000
	Cost of shares retired 			  79,926,000
	Cost of shares transferred to ESOP	  31,235,000

The ESOP, established in 2000 for all Farmer Bros. Co. employees, is a leveraged ESOP. Consistent with plan provisions, the ESOP buys Company stock with money loaned to the ESOP, in this case by the Company. Annually, the Company makes a federal income tax deductible contribution to the ESOP, and the ESOP uses that contribution to make its loan payment (principal and taxable interest) to the Company. When the loan payment is made, the shares that secured that payment amount are allocated to employees and held for them by a third party trust. When employees retire or leave the Company they receive the stock or cash. Cash amounts are based on the market price of its stock. At the inception of the ESOP, the Board authorized the purchase of 300,000 shares of Company stock.

Our multi-year information systems project, is possibly the largest undertaking of its type the Company has ever attempted, has two major milestones left. The project began in the Fall of 2002, and the initial milestone was on July 1, 2003 when certain of the financial systems "went live." The manufacturing systems are expected to go live on September 1, 2004, and the sales system is expected to be phased into our branches beginning in February, 2005, to be complete by June 30, 2005. The additional cost of the information systems portion of the project, through fiscal 2005 is expected to exceed $7,000,000.

Our working capital is composed of the following:

(in thousands)                   March 30,     June 30,
                                    2004         2003

Current assets                    $247,096     $348,617
Current liabilities                 22,505     $ 16,659
  Working capital                 $224,591     $331,958

Total assets                      $315,209     $416,415

We expect all present and future liquidity needs will be met by internal sources. The Company tries not to rely on banks or other third parties for its working capital and other liquidity needs. There have been no changes in the needs or commitments described in the Company's Annual Report on Form 10-
K/A.




Results of Operations

Most operating trends discussed in the Form 10-K/A for fiscal 2003 have continued throughout fiscal 2004. A slight improvement in the downward sales trend seen this year was experienced during the fiscal quarter ended March 31, 2004. Net sales decreased 0.4% in the third quarter of fiscal 2004 to $49,069,000 as compared to $49,267,000 in the fiscal quarter ended March 31, 2003. Year to date sales decreased 5% to $146,245,000 as compared to $153,774,000 in the first nine months of fiscal 2003. In addition to the previously mentioned trends, the Company had decreased coffee brewing equipment sales of $4,049,000 in the current fiscal year as compared to the same period of fiscal 2003.

Gross profit for the quarter ended March 31, 2004 decreased 5% to $30,582,000 as compared to $32,038,000 in the same quarter of fiscal 2003. This decrease is primarily the result of higher green coffee costs. The average cost of green coffee during the fiscal quarter ended March 31, 2004 has increased 27% since the June 30, 2003 year end. The average cost of green coffee during the nine months of fiscal 2004 has been 9% higher than the average cost of green coffee over the same period of the prior fiscal year. Gross profit for the first nine months of fiscal 2004 decreased 6% to $92,786,000 as compared to $98,724,000 in the same period of the prior fiscal year.

Operating expenses in the first nine months of fiscal 2004, consisting of selling and general and administrative expenses, increased 13% to $87,862,000 as compared to $78,066,000 in the same period of fiscal 2003. Operating expenses for the three months ended March 31, 2004 increased 10% to $29,839,000 as compared to $27,053,000 in the same period of fiscal year 2003. This increase is primarily attributed to costs associated with our multi year program to update our information systems, increased employee benefits and legal expenses, detailed as follows for the nine months ended March 31.

                           2004               2003
Information systems    $ 4,148,000       $   563,000
Employee benefits       17,617,000        13,598,000
Legal services           1,857,000           502,000
   Total               $23,622,000       $14,663,000


Other income in the third quarter of fiscal 2004 increased 27% to $6,759,000 from $5,322,000 in the same quarter of fiscal 2003. Other income for the first nine months of fiscal 2004 increased 29% to $10,832,000 from $8,360,000 in the same period of the prior fiscal year. The Company's Chairman, Roy F. Farmer, who guided the Company for more than 50 years, died on March 16, 2004 (as more fully described in a Form 8-K filed March 16, 2004). The Company received payment of a key man life insurance policy on Mr. Farmer that is not taxable. Additionally, the deferred compensation due Mr. Farmer has been reclassified as a current liability in the most recent quarter. The Company prevailed in a lawsuit against the State of California regarding state taxability of dividends, as a result we will receive a tax refund of approximately $811,000 and interest income in excess of $627,000. The Company received another court award, as a plaintiff in a class-action lawsuit regarding price-fixing by sellers of monosodium glutamate. The increase in other income in the third quarter is primarily the result of the these non-recurring transactions.

Key man life insurance        $4,088,000
Court award 		       1,061,000
Interest on state tax refunds    627,000
   Total                      $5,776,000

As the result of the above mentioned factors, net income for the third quarter of fiscal 2004 decreased 12% to $5,603,000 or $0.416 per share, as compared to $6,339,000, or $0.352 per share, in the same quarter of fiscal 2003. Net income for the first nine months of fiscal 2004 decreased 40% to $10,679,000 or $0.657 per share, as compared to $17,846,000 or $0.978 per share in the same period of the prior fiscal year.

Quarterly Summary of Results (in thousands of dollars):


                        03/31/03 06/30/03  09/30/03  12/31/03  3/31/04

Net sales                $49,267  $47,784   $45,665   $51,511  $49,069
Gross profit             $32,038  $32,172   $29,632   $32,573   30,582
Income from operations    $4,985   $3,230    $1,057    $3,124      743
Net income                $6,339   $5,783    $2,511    $2,565  $ 5,604
Net income per share      $0.352   $0.323    $0.141    $0.146   $0.416


Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows may be forward-looking statements within the meaning of federal securities laws. These statements are based on management's current expectations, assumptions, estimates and observations about our business and are subject to risks and uncertainties. As a result, actual results could materially differ from the forward looking statements contained herein. These forward looking statements can be identified by the use of words like "expects," "plans," "believes," "intends," "will," "assumes" and other words of similar meanings. These and other similar words can be identified by the fact that they do not relate solely to historical or current facts. While we believe our assumptions are reasonable, we caution that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these projections as more information becomes available. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Many but not all of these factors and assumptions are identified in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.






Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments is primarily invested in treasury securities. As of March 31, 2004 over 83% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 70 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately ($1,080,000).

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2004. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.




Interest Rate Changes
(In thousands)
                  Market Value of March 31, 2004       Change in Market
                    Preferred     Futures &     Total    Value of Total
                      Stock         Options    Portfolio     Portfolio

-150 basis points
    ("b.p.")           $63,930         $-      $63,930         $4,835
-100 b.p.               62,578          6       62,584          3,489
Unchanged               58,355        740       59,095              0
+100 b.p.               53,020      5,080       58,100          ( 995)
+150 b.p.               50,424      7,717       58,141          ( 954)



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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at March 31, 2004. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at March 31, 2004.




Commodity Risk Disclosure
(In thousands)
                         Market Value of
Coffee Cost    Coffee     March 31, 2004             Change in Market Value
Change        Inventory  Futures & Options   Totals  Derivatives Inventory

        -20%    $11,900          $6,355     $18,255    $6,356   ($1,300)
  unchanged      13,200         ( 1,450)     11,750        -          -
         20%     14,500         ( 7,806)      6,694   ( 6,356)    1,300


At March 31, 2004 the derivatives consisted mainly of commodity futures with maturities shorter than four months.


Item 4 Controls & Procedures

As of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure control and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. They have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal control over financial reporting.




PART II OTHER INFORMATION


Item 1.  Legal proceedings.

On February 4, 2004, Leonard Rosenthal, unilaterally and without payment of settlement filed a Notice of Dismissal Without Prejudice with the United States District Court for the Central District of California with respect to the action against the Company, its present directors and a former director, previously reported in the Company's Form 10-Q for the period ended December 31, 2003.



Item 2. Changes in securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) - (b)

On February 17, 2004, the Company was reincorporated as a Delaware corporation by merger into a wholly-owned Delaware corporation. As a result of such reincorporation and the inclusion of certain provisions in the charter of the surviving Delaware corporation, changes in the rights of holders of the Company's common stock occurred. The changes are explained in the sections of the Company's proxy statement dated January 30, 2004 entitled: " Introduction to Proposals Three (A), Three (B), Three (C), Three (D) and Three (E);" "Proposal Three (A): Reincorporation of the Company in the State of Delaware;" "Comparison of the Charters and Bylaws of Farmer Bros. California and Farmer Bros. Delaware;" "Significant Differences Between the Corporation Laws of California and Delaware;" "Proposal Three (B): Elimination of the Right of Shareholders to Act by Written Consent;" " Proposal Three (C): Implementation of a Classified Board of Directors;" "Proposal Three (D): Elimination of Right to Call Special Meetings;" "and "Proposal Three (E): Elimination of Cumulative Voting for Directors." These sections appear at pp. 7 through 35 of the Company's printed Proxy Statement, and are incorporated hereat by this reference. A copy of the material incorporated by reference is filed as
Exhibit 99 to this report.

(c)

As described in Part I, Item 2 - Management Discussion and Analysis of this report, supra, on December 24, 2003 the Company purchased the 443,845 shares of its common stock held by the Crowe Family and related trusts for approximately $111 million or approximately $250 per share. Concurrently with this purchase, the Company offered its Employee Stock Ownership Plan (ESOP) the opportunity to acquire 124,939 shares at the same price. This portion of the transaction was completed on January 11, 2004 when the Company transferred said shares to the ESOP. No underwriters were involved. The ESOP is a non-contributory mandatory employee benefit plan. Accordingly the transaction did not constitute a sale for purposes of the Securities Act of 1933, as amended.

(d)

Not applicable.

(e)

The following table summarizes the purchases of equity securities by the issuer and affiliated purchasers.

                   Issuer Purchases of Equity Securities

Period   (a) Total     (b) Average  (c) Total Number      (d) Maximum Number
           Number of    Price Paid   of Shares Purchased   of Shares that
           Shares       per Share    as Part of Publicly   May Be Purchased
           Purchased                 Announced Plans       Under the Plans

January 1
Through         50(1)        $306             none                 NA
January 31

February 1
Through        none
February 29

March 1
Through        none
March 31

  (1) ESOP purchased shares from retired employee.




Item 3.  Defaults upon senior securities.                          none.


Item 4.  Submission of matters to a vote of security holders.

The Company's annual meeting was held on February 23, 2004. At the meeting the following persons were elected to the terms indicated:

Roy F. Farmer (Class I)         1 year
Lewis A. Coffman (Class I)      1 year
John Samore, Jr. (Class I)      1 year
Guenter W. Berger (Class II)    2 years
Thomas A. Maloof (Class II)     2 years
John H. Merrell (Class III)     3 years
Roy E. Farmer (Class III)       3 years

Roy F. Farmer died on March 16,2004.


The following "Report of Proxy Voting" was originally included in a Form 8-K dated February 23, 2004 and filed with the Commission on February 23, 2004.

Report of Proxy Voting

There were 1,607,508 shares of Common Stock entitled to vote at the meeting and a total of 1,229,762 shares (76.50%) were represented at the meeting.

1.  Election of Directors
                                  FOR     WITHOLD
Roy F. Farmer (Class I)        1,039,648   190,114
Lewis A. Coffman (Class I)     1,038,784   190,978
John Samore, Jr. (Class I)     1,039,470   190,292
Guenter W. Berger (Class II)   1,037,319   192,443
Thomas A. Maloof (Class II)    1,039,480   190,282
John H. Merrell (Class III)    1,039,470   190,292
Roy E. Farmer (Class III)      1,038,964   190,798


2. Approval of Appointment of Ernst & Young LLP as the Company's independent public accountants for fiscal year 2004.

    FOR       AGAINST     ABSTAIN   BROKER NON-VOTE
   1,169,645      57,413       2,704           0

3.  Approval of the reincorporation of the Company in the State of Delaware.
    FOR       AGAINST     ABSTAIN   BROKER NON-VOTE
     996,860     232,546         356           0

4. Approval of the elimination of the right of our shareholders to act by written consent.
    FOR       AGAINST     ABSTAIN   BROKER NON-VOTE
     992,798     236,290         674           0

5.  Approval of the implementation of a classified Board of Directors.
    FOR       AGAINST     ABSTAIN   BROKER NON-VOTE
     985,281     244,205         276           0

6. Approval of the elimination of the right of shareholders holding ten percent (10%) or more of the voting shares to call a special meeting of shareholders.
    FOR       AGAINST     ABSTAIN   BROKER NON-VOTE
     991,318     237,669         775           0

7.  Approval of the elimination of cumulative voting for our directors.
    FOR       AGAINST     ABSTAIN   BROKER NON-VOTE
     995,228     234,348         186           0

8. Approval of the increase in authorized shares of common stock of the Company from 3,000,000 shares to 25,000,000 shares, and authorization of 500,000 shares of preferred stock of the Company.
    FOR       AGAINST     ABSTAIN   BROKER NON-VOTE
     994,050     235,477         235           0

9.  Shareholder proposal to amend the Company's bylaws to restore cumulative voting.
    FOR       AGAINST     ABSTAIN   BROKER NON-VOTE
     216,937   1,011,562       1,263           0



Item 5.  Other information                                         none.

Item 6.  Exhibits and reports on Form 8-K.

(a) Exhibits.

3.1 Certificate of Incorporation

3.2   Bylaws

31.1 Certification of Chief Executive Officer (Section 302 of the Sarbannes-Oxley Act of 2002)
31.2 Certification of Chief Financial Officer (Section 302 of the Sarbannes-Oxley Act of 2002)
32.1 Certification of Chief Executive Officer (Section 906 of the Sarbannes-Oxley Act of 2002)
32.2 Certification Chief Financial Officer (Section 906 of the Sarbannes-Oxley Act of 2002)

99    Excerpts incorporated by reference from proxy statement dated January 30,
2004.


  (b) Reports on Form 8-K.

A Form 8-K dated January 12, 2004 and filed with the Commission on January 12, 2004, reporting the purchase of 124,939 shares of stock by the ESOP, completing the Company's goal of acquiring 300,000 shares of Company stock.

A Form 8-K dated February 23, 2004 and filed with the Commission on February 23, 2004, reporting that the Company had filed to reincorporate in Delaware following shareholder approval at the shareholder's meeting held February 23, 2004. The Form 8-K also reported the results of proxy voting, and a report from management on the state of the company.

A Form 8-K dated March 4, 2004 and filed with the Commission on March 4, 2004 noting that the Board of Directors declared a 10 for one stock split in the form of a one time stock dividend. The stock dividend will entitle each pre-split shareholder to receive nine shares of stock for each share owned at the opening of business on May 10, 2004.

A Form 8-K dated March 16, 2004 and filed with the Commission on March 16, 2004 to announce the death of Chairman, Roy F. Farmer.







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FARMER BROS. CO.

/s/ Roy E. Farmer

Roy E. Farmer, President and Chief Executive Officer and Director
(principal executive officer)
Date:   May 14, 2004


/s/ John E. Simmons

John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   May 14, 2004