Form 10-K
period 2004-06-30
FARMER BROTHERS CO
filed 2004-09-13
CIK 34563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2004
                        Commission file number:    0-1375


                                 FARMER BROS. CO.
               (exact name of registrant as specified in its charter)

      Delaware                                           95-0725980
(State of Incorporation)                 (I.R.S. Employer Identification No.)


20333 South Normandie Avenue, Torrance, California          90502
(address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (310)787-5200


        Securities registered pursuant to Section 12(g) of the Act:

Title of each class                       Name of each exchange on which
                                                    registered
Common stock, $1.00 par value                         NASDAQ

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on June 30, 2004 was approximately $181 million.

On September 13, 2004 Registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant's only class of common stock.




PART I

Item 1.  Business

General:   Farmer Bros. Co. (the "Company", "we", "our" or "FBC") is a
manufacturer and distributor of coffee and spices to the institutional food service segment. The Company was incorporated in California in 1923, and reincorporated in Delaware in 2004.

Our product line is specifically focused on the needs of our market segment: restaurants and other institutional food service establishments that prepare and market meals, including hotels, hospitals, convenience stores and fast food outlets. The product line includes roasted coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cocoa, spices, and soup and beverage bases. The product line presently includes over 300 items. Roasted coffee products make up about 50% of total sales. No single product other than coffee accounts for 10% or more of revenue. Coffee purchasing, roasting and packaging takes place at our Torrance, California plant, which is also the distribution hub for our branches.

Sales are made "off-truck" to our institutional food service customers at their places of business by our own sales representatives who are responsible for soliciting, selling, collecting from and otherwise maintaining our customer accounts.

Raw Materials and Supplies:   Our primary raw material is green coffee, an
agricultural commodity. Coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, political events, labor actions and armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the US and coffee producing nations, can affect the price of green coffee.

Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation (CCF), the Association of Coffee Producing Countries (ACPC) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations. In recent years the green coffee market has been influenced by additional production from a variety of producers, notably Vietnam and Brazil. These additional supplies have had the tendency to hold prices down.

Other raw materials used in the manufacture of allied products include a wide variety of spices, including pepper, chilies, oregano & thyme, as well as cocoa, dehydrated milk products, salt and sugar. These agricultural products can be subject to wide cost fluctuation. Cost fluctuations of these other products historically have not had a material effect on operating results.

Trademarks & Patents:   We own approximately 38 registered U.S. trademarks,
which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification.

Seasonality:   We experience some seasonal influences.  The winter months are the best sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, the summer months usually experience an increase in sales to seasonal businesses located in vacation areas.

Distribution:   Our selling divisions distribute our products to our
institutional food service customers at their places of business by our sales representatives. These distribution trucks are replenished from warehouses located in most large cities in the western United States. We operate our own long haul trucking fleet to more effectively control the supply of products to these warehouses. Inventory levels are maintained at each location sufficient to provide each branch warehouse with a complete product line and sufficient safety stocks to accommodate a modest interruption in supply.

Customers:   No customer represents a significant concentration of sales.
The loss of one or more of our larger customer accounts would have no material adverse effect on our operations. Customer contact and service quality, which are integral to our sales effort, are often secondary to product pricing for customers with their own distribution systems. Such customers can be very price sensitive.

Competition:   We face competition from many sources, including the
institutional food service divisions of multi-national manufacturers of retail products such as Procter & Gamble (Folgers Coffee), Kraft Foods (Maxwell House Coffee) and Sara Lee Foods (Superior Coffee), wholesale grocery distributors such as Sysco and US Food Service and regional institutional coffee roasters such as Boyd Coffee Company and Lingle Bros. Coffee. We may have some competitive advantages due to our longevity, strong regional roots and sales and service force. Our customer base is price sensitive and we are often faced with price competition.

Working Capital: We finance our operations internally, and we believe that working capital from internal sources will be adequate for the coming year.

Foreign Operations: We have no material revenues that result from foreign operations.

Other: On June 30, 2004, we employed 1,104 employees; 461 are subject to collective bargaining agreements. The effects of compliance with government provisions regulating discharge of materials into the environment have not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog.

We file reports electronically with the Securities and Exchange Commission, including Forms 10-K, 10-Q, 8-K and amendments thereto. The public may read and copy any materials filed with the SEC at the SEC's Public Reading Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the site address is http://www.sec.gov.

Registrant's Internet website address was http://www.farmerbroscousa.com. The site has been closed for upgrading. When the site reopens, Registrant's Forms 3,4 and 5 as well as its Annual Report to Stockholders, Forms 10-K, 10-Q and 8-K reports and amendments thereto will be available on the website. Until that time, SEC reports are available to the public on a real time basis on the Commission's EDGAR website described above. For those unable to access the Commission's website, the Company will make paper copies of its form 10-K, 10-Q and 8-K filings and amendments thereto available without charge upon written request addressed to Mr. John E. Simmons, Chief Financial Officer, Farmer
Bros. Co., 20333 S. Normandie Avenue, Torrance, CA 90502.

Item 2.  Properties

Our largest and most significant facility is the roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our fleet.
We stage products in 100 small branch warehouses throughout our service area. These warehouses, taken together, represent a vital part of our business, but no individual warehouse is material to the group as a whole; most warehouses vary in size from 2,500-12,000 sq. feet. We believe the existing plant and the distribution warehouses will continue to provide adequate capacity for the foreseeable future.

A complete list of facilities is found in Exhibit (99).

Item 3.  Legal Proceedings

We are both defendant and plaintiff in various legal proceedings incidental to our business which are ordinary and routine. It is our opinion that the resolution of these lawsuits will not have a material impact on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.    None.


Executive Officers of Registrant

        Name        Age        Position Last Five Years

Roy E. Farmer        52 Chairman since June 16, 2004, President, Chief
                        Executive since 2003, Chief Operating Officer
                        previously.
Guenter W. Berger    67 Vice President - Production
Michael J. King      59 Vice President - Sales since August 2004,
                        National Sales Manager previously
John E. Simmons      53 Treasurer, Chief Financial Officer
John M. Anglin (1)   57 Secretary since 2003, and Partner in Law Firm of
                        Anglin, Flewelling, Rasmussen, Campbell &
                        Trytten, LLP, Pasadena, California since 2002; partner in Law Firm of Walker, Wright, Tyler and Ward, LLP, Los Angeles, California, previously.

 (1) Anglin, Flewelling, Rasmussen, Campbell & Trytten LLP provides legal services to the Company.

All officers are elected annually by the Board of Directors and serve at the pleasure of the Board.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

We have one class of common stock which is traded on the NASDAQ national market under the symbol "FARM". On March 4, 2004, a ten-for-one stock split in the form of a one-time stock dividend was declared. Each stockholder of record on April 23, 2004 received nine additional shares for every share of Farmer Bros. common stock held. The new shares were registered on the books of the Corporation at the close of business on May 10, 2004. Share and per share amounts have been restated to reflect the split. The following table sets forth the high and low sales prices of the shares of Common Stock of the Company. Prices are as reported on the NASDAQ National Market and represent prices between dealers, without including retail mark up, mark down or commission, and do not necessarily represent actual trades.


                       2004                         2003
               High     Low    Dividend    High      Low    Dividend
1st Quarter  $35.478  $31.750   $0.095    $35.600  $30.400   $0.090
2nd Quarter  $33.349  $30.520   $0.095    $33.500  $30.101   $0.090
3rd Quarter  $36.200  $30.100   $0.095    $31.999  $30.350   $0.090
4th Quarter  $39.394  $25.110   $0.095    $36.599  $30.324   $0.090

There were 3,017 holders of record on September 10, 2004. Holders of record is based upon the number of record holders and individual participants in security position listings.

Item 6.  Selected Financial Data
(In thousands, except per share data)



                              2004      2003      2002      2001      2000
Net sales                   $193,589  $201,558  $205,857  $215,431  $218,688
Income from operations       $ 3,763   $23,888   $38,210   $42,115   $48,965
Net Income                   $12,687   $23,629   $30,569   $36,178   $37,576
Net income per share (b)       $0.81     $1.30     $1.65     $1.96     $2.02

Proforma net income (a)                                    $36,488   $35,445
Proforma net income per share (b)                            $1.98     $1.91

Total assets                $317,871  $416,415  $417,524  $390,395  $353,467
Dividends per share  (b)       $0.38     $0.36     $0.34     $0.32     $0.30


 (a) Upon adoption of Statements of Financial Accounting Standards ("SFAS") No. 133 on July 1, 2000, the Company reclassified its investments held as "available for sale" to the "trading" category which resulted in an entry to recognize the accumulated unrealized loss of $3,894,000. The "proforma" amounts above summarize the effect on earnings and earnings per share on prior years' results as if the change had been in effect for those periods presented.

(b)  All share and per share disclosures have been split-adjusted.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis discusses the results of operations as reflected in the Company's consolidated financial statements. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the years ended June 30, 2004, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the "Risk Factors" described below.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities related to retirement benefits, liabilities resulting from self-insurance of our worker's compensation liabilities, and litigation. We base our estimates on historical experience and other relevant factors that are believed to be reasonable under the circumstances.

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

Self-Insurance Retention: We are self-insured for California workers' compensation insurance and use historical analysis to determine and record the estimates of expected future expenses resulting from worker's compensation claims. Additionally, we accrue for estimated losses not covered by insurance for liability, auto, medical and fire up to the deductible amounts.

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

As reported in the Form 10-Q/A dated February 18, 2004, on December 24, 2003, the Company purchased 443,845 shares (pre-split) of its common stock held by the Crowe Family and related trusts for approximately $111 million, or approximately $250 per share (pre-split). Concurrently with this purchase, the Company offered its Employee Stock Ownership Plan (ESOP) the opportunity to acquire 124,939 shares (pre-split) at the same price. This portion of the transaction was completed on January 11, 2004 when the Company issued said shares to the ESOP. This fulfilled a previously announced commitment to fund the ESOP with 300,000 shares (pre-split) by completing the purchase at a significant discount to market price. The closing price for Farmer Bros. Co. common stock on December 24, 2003 was $316 per share (pre-split). Please review Note 11 to the accompanying financial statements for additional information.

The transaction can be summarized as follows:

Cost of shares purchased		$ 111,161,000
Cost of shares retired			   79,926,000
Cost of shares transferred to ESOP	   31,235,000


The ESOP, established in 2000 for all Farmer Bros. Co. employees, is a leveraged ESOP. This compensation plan allocates shares to employees as the Company makes its annual benefit contribution to the plan. The shares are held for employees by a third party trustee. When employees retire or leave the Company, they can receive the stock or cash. Cash amounts are based on the market price of the stock. The Company must make a market in the stock for the ESOP participants. At this time, based on allocated shares, the Company has a re-funding liability of approximately $10,000,000.


Our working capital is composed of the following:

(In thousands)
                          2004      2003      2002
Current assets          $252,720  $346,617  $348,434
Current liabilities      $21,189   $16,659   $16,259
Working capital         $231,531  $329,958  $332,175
Capital expenditures     $ 7,683    $9,089    $5,039


We have no major commitments for capital expenditures at this time. The following projects will require a commitment of funds:

1.	We have started construction of a warehouse in Chico, California and expect to begin construction shortly of another building in Bakersfield, California to replace existing facilities in those locations. We expect to complete construction in time to occupy both new warehouses before the end of fiscal 2005. The combined cost of improvements for the two warehouses is not expected to exceed $4,000,000.

2.	We have completed the second year of a multi-year upgrading of our internal management information system. To date we have expended $13.9 million for hardware, software, infrastructure, training, consulting and on-going support. Our financial systems (general ledger, accounts receivable, accounts payable, fixed assets and payroll) were converted to the new system on July 1, 2003. On September 1, 2004, we converted our manufacturing systems and expect to convert our sales systems before the end of fiscal 2005. Costs to complete this project, including software, hardware and consulting & configuration of software in 2005, may exceed $7,000,000, not including the added fixed costs to maintain the new system.


Results of Operations

Years ended June 30, 2004 and 2003

Net sales in fiscal 2004 decreased $7,969,000, or 4%, to $193,589,000 from $201,558,000 in fiscal 2003. This includes a decrease in coffee brewing equipment sales during fiscal 2004 of $3.9 million.

Our sales force has persisted in its efforts throughout this recession. We expect better results as the economy begins to improve. Some improvement has been noted. Comparing fourth quarter 2004 to fourth quarter 2003, two of our ten selling divisions had sales declines of less than 1% and one, in the Mississippi Valley, had a 2.6% sales increase. Some trade reports as well as published operating results from some restaurant operators seem to indicate that restaurant sales have improved. The National Restaurant Association has forecasted that industry sales will increase 4.4% for calendar 2004. A trade publication, The Restaurant News, reports that restaurant sales in the first four months of calendar 2004 were 3.4 percent higher than during the same period of calendar 2003. We have not kept pace with this trend but we note that regional results often do not reflect national averages. Our California operations, representing our largest marketing area, continue to show limited improvement.

Consumer sentiment and spending patterns are not enhanced by rising commodity prices (leading to higher grocery store and menu prices), record high gasoline prices (which can have an emotional effect on discretionary spending), and uncertainty about job stability, terrorism and the Iraq war (which can lead to just staying home).

Cost of goods sold in fiscal 2004 increased 1% to $71,405,000, or 37% of sales, as compared to $70,662,000, or 35% of sales, in 2003. The average cost of green coffee throughout fiscal 2004 has exceeded that of fiscal 2003 by 15%. Through price adjustments we were, on average, able to maintain margins for the current year, although shrinking gross profit margins were experienced during the last half of the fiscal year. Selling and General & Administrative Expenses in 2004 increased 11% to $118,421,000 from $107,008,000 in fiscal 2003.

This increase is primarily attributed to costs associated with employee benefits, including actuarially derived pension and retiree medical costs, the cost of the ESOP, legal expenses, including those related to a stockholder lawsuit during 2004 and reincorporation in Delaware, and our multiyear program to update our information systems as well as the direct costs of our Sarbanes-Oxley Act of 2002 ("SOX") compliance work related to Section 404.


                         2004     2003

Employee benefits       $14,104  $11,578
ESOP                      6,298    4,637
Legal expenses            2,267      650
IT project expenses       3,400      698
SOX compliance              360        0
  total                 $26,429  $17,563


As a result of these factors, operating income in 2004 decreased 83% to $3,763,000 from $23,888,000 in the prior fiscal year.

Other income decreased 11% to $12,219,000 in fiscal 2004 as compared to $13,683,000 in fiscal 2003. Low interest rates have limited investment returns, and the expenditure of more than $100 million to purchase stock reduced the amount available for investment. Additionally, the Company's Chairman, Roy F. Farmer, who guided the Company for more than 50 years, died on March 16, 2004 (as more fully described in a Form 8-K filed March 16,
2004). The Company received payment of a key man life insurance policy on Mr. Farmer that is not taxable and paid the deferred compensation due Mr. Farmer. The Company prevailed in a lawsuit against the California Franchise Tax Board regarding taxability of dividends. As a result we received a tax refund of $811,000 and interest income of $629,000. The Company received another court award, as a plaintiff in a class-action lawsuit regarding price-fixing by sellers of monosodium glutamate. The non-recurring items in other income include the following.

Key man life insurance        $4,088,000
Court award 		       1,061,000
Interest on state tax refunds    629,000
   Total                      $5,778,000

Net income for fiscal 2004 decreased 46% to $12,687,000 as compared to $23,629,000 in fiscal 2003. Income per share decreased 38% in fiscal 2004 to $0.81 per share as compared to $1.30 per share in fiscal 2003.


Years ended June 30, 2003 and 2002

Net sales in fiscal 2003 decreased 2.1% to $201,558,000 as compared to $205,857,000 in fiscal 2002. During this period the Company continued to experience a decline in coffee sales. There are a number of trends that we believe affect this result.

Fiscal 2003 was the third year of an economic downturn that has been especially hard on our core service area of California. Our entire 28 state service area has felt the combination of lay-offs, job uncertainty and the high cost of living that can restrict consumer spending. Our primary market is the independently owned and operated restaurant and restaurant chains. A weaker economy is especially hard on these entrepreneurs who do not have the geographic or "thematic" diversity of the large restaurant chains. The success of coffee shops selling specialty coffees has spawned many imitators. Although we compete favorably with our own line of specialty coffees, our customers feel the effect of fewer sales dollars (in part because of the recession) being divided among more direct competitors.

Green coffee costs for fiscal 2003 increased approximately 25% over those of fiscal 2002. As a result gross profit decreased 5.2% to $130,896,000, or 65% of sales, in fiscal 2003 as compared to $138,093,000, or 67% of sales, in fiscal 2002.

Selling expenses for the 2003 fiscal year increased 3.1% to $88,658,000 as compared to $86,025,000 in fiscal 2002. General and administrative expenses increased 32.4% in fiscal 2003 to $18,350,000 as compared to $13,858,000 in fiscal 2002. Operating expenses, composed of selling and general and administrative expenses, increased $7,125,000, or 7.1%, to $107,008,000 during fiscal 2003, or 53% of sales, as compared to $99,883,000, or 49% of sales, in fiscal 2002. This increase primarily reflects additional costs in the following order: ESOP $1,886,000; computer consulting and training $1,309,000; insurance (including workers compensation) $1,300,000; life insurance $1,045,000; defined benefit and post retirement benefit plan costs $997,000; and the cost of coffee brewing equipment $897,000. These were partially offset by decreases in legal expenses $941,000 and payroll $815,000.

Other income in fiscal 2003 increased $2,533,000 or 22.7% to $13,683,000 as compared to $11,150,000 in fiscal 2002. This is primarily the result of the volatility of the capital markets introduced by an accounting change in 2001 that required unrealized gains and losses on investments to be realized as incurred. Prior to that time our hedging efforts reduced much of this volatility. Interest rates declined throughout fiscal 2003. The major components of this change from 2002 included an increase in unrealized gains of $5,607,000, offset by decreases in interest income of $3,287,000 and realized losses $1,897,000 and realized gains $1,864,000.

Pretax income in fiscal 2003 decreased 23.9% to $37,571,000, or 18.6% of sales, as compared to $49,360,000, or 24% of sales, in fiscal 2002. Net income in fiscal 2003 decreased 22.7% to $23,629,000, or 11.7% of sales, as compared to $30,569,000, or 14.9% of sales in fiscal 2002. Earnings per share in fiscal 2003 decreased 21.3% to $13.02 as compared to $16.54 in fiscal 2002.


Risk Factors

Certain statements contained in this Annual Report on Form 10-K regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows may be forward-looking statements within the meaning of federal securities laws. These statements are based on management's current expectations, assumptions, estimates and observations about our business and are subject to risks and uncertainties. As a result, actual results could materially differ from the forward looking statements contained herein. These forward-looking statements can be identified by the use of words like "expects," "plans," "believes," "intends," "will," "assumes" and other words of similar meanings. These and other similar words can be identified by the fact that they do not relate solely to historical or current facts. While we believe our assumptions are reasonable, we caution that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these projections as more information becomes available. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

Factors that could cause our actual results to materially differ from those expressed or implied by any forward-looking statements described herein include:

Green coffee price volatility.
Our results of operations can vary dramatically with the volatility of the green coffee market. Coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived shortages, labor actions and political unrest in coffee producing nations, and government actions, including treaties and trade controls between the US and coffee producing nations, can affect the price of green coffee. Price volatility can result in dramatic cost increases that cannot, because of competition and market conditions, be immediately passed on to our customers.

Competition.
Competition comes in many forms. We compete with other coffee companies, include multi-national firms with vast financial resources. Large roasters like Folgers (Proctor & Gamble) and Maxwell House (Kraft) have volumes far in excess of ours, with a business model and information and distribution technologies that are substantially different from ours. We compete for a wide variety of customers, from small restaurants and donut shops to large institutional buyers like hospitals, hotels, contract food services and convalescent hospitals. At Farmer Bros. we differentiate ourselves from our competitors by the quality of our products and customer service. Some customers are "price" buyers, seeking the low cost provider with little concern about service; others find great value in the service programs we provide. We compete well when service is valued, and are less effective when only price matters. Some of our competitors do not do their own distribution, and some customers do.

We also compete with other beverages. There are many beverages, hot and cold, competing for the same restaurant dollar. Our restaurant customers report that competition from such beverages continues to dilute demand for coffee. Consumers who choose soft drinks, bottled water, and flavored coffees and teas are all reducing the restaurant dollar formerly spent on a "standard" cup of coffee. Some restaurants that only sell coffee and flavored coffee products may have expanded the beverage market somewhat, but these coffee shops have also taken market share from existing Farmer Bros. customers. Although we have a line of products that compares favorably with products sold in such "specialty coffee" stores, most of our customers are restaurants that do not specialize in coffee drinks.

Sales and Distribution Network.
We believe our sales and distribution network is one of the best in the industry. This network is costly to maintain. Costs include the fluctuating cost of gasoline, diesel and oil, the costs associated with managing, purchasing, maintaining and insuring a fleet of delivery vehicles, the costs of maintaining distribution warehouses throughout the country, the costs of hiring, training and managing our route sales professionals. Many of these costs are beyond our control, and others are more in the nature of fixed than variable costs. Some competitors use alternate methods of distribution that eliminate some of the costs associated with our method of distribution.


General economic and market conditions.
Our primary market is restaurants and other food service establishments. We also provide coffee and related products to offices. We believe the success of our market segment is dependent upon personal and business expenditures in restaurants and other food service businesses. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including "dining out." Economic conditions may also cause businesses to reduce travel and entertainment expenses, and even cause office coffee benefits to be eliminated.

Self insurance.
We are self-insured for many risks up to significant deductible amounts.
The premiums associated with our insurance have recently increased substantially. General liability, fire, workers' compensation, directors and officers liability, life, employee medical, dental and vision and automobile present a large potential liability. While we accrue for this liability based on historical experience, future losses may exceed losses we have incurred in the past.

Risks from possible acquisitions and new business ventures.
The Company regularly evaluates opportunities that may enhance stockholder value. There is no assurance that any such venture, should we decide to enter into one, will accrue the projected returns. It is possible that such ventures could result in losses or returns that would have a negative impact on operating income.


ESOP.
The Farmer Bros. Co. Employee Stock Ownership Plan was designed to help us attract and retain employees and to better align the efforts of our employees with the interests of our stockholders. To that end, the Company has purchased 300,000 shares (pre-split) of stock for the ESOP to allocate to employees over the next 14 years. It is possible that additional shares could be acquired that might deplete the Company's cash. We expect that the future re-funding liability of the existing shares in the ESOP will increase and require additional investment as the ESOP matures and individual holdings grow. When employees vested in the ESOP leave the Company, they have the right to "put" their shares to the Company for cash. This requires the Company to repurchase the shares at the current market value. When shares are fully distributed, the Company's refunding liability is approximately $75,000,000 at current share prices.

Natural disasters.
Over half of our business is conducted in California, Oregon and Washington. This area is prone to seismic activity and a major earthquake could have a significant negative effect on our operations. Our major manufacturing facility and distribution hub is in Los Angeles, and a serious interruption to highway arteries, gas mains or electrical service could restrict our ability to supply our branches with product.

Labor actions.
We have union contracts relating to our employees serving our California, Oregon, Washington and Nevada markets. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future. There are potential adverse effects of labor disputes with our own employees or by others who provide transportation (shipping lines, truck drivers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. These actions could restrict our ability to obtain, process and/or distribute our products.

Pension Plan Viability.
We participate in two multi-employer defined benefit plans for certain union employees. The management and funding status and future viability of these plans is not known at this time. The nature of the contract with these plans allows for future funding demands that are outside our control or ability to estimate.

ERP System Conversion.
During fiscal 2003 the Company began a multiyear program to update its management information systems. This has proven to be a challenging conversion. It is possible that continuing conversion costs, potential complications resulting from the conversion itself and system problems related to our use of the new software could have a material impact on our future operating results.

Depth of management.
There is limited management depth in certain key positions throughout the Company, and the unexpected loss of one or more of these key employees could have a material adverse effect on our operations and competitive position.

Purchasing activities.
The most important aspect of our operation is to secure a consistent supply of coffee. Maintaining a steady supply of green coffee is essential to keep inventory levels low and sufficient stock to meet customer needs. To help ensure future supplies, we purchase much of our coffee on forward contracts for delivery as long as six months in the future. In the event of non-performance by the counter parties, the Company could be exposed to credit and supply risk. The Company monitors the financial viability of the counter parties in an attempt to minimize this risk.

Entering into such future commitments leaves the Company subject to purchase price risk. Various techniques are used to hedge these purchases against untoward price movement. Competitive factors make it difficult for the Company to "pass through" such price fluctuation to its customers. Therefore, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run.

Futures contracts not designated as hedges, and terminations of contracts designated as hedges, are marked to market and changes are recognized in current earnings. Open contracts at June 30, 2004 are addressed in the following Item 7A.

Contractual obligations.
The following table contains supplemental information regarding total contractual obligations as of June 30, 2004.


(In thousands)               Less Than                      More Than
                            Total  One Year 2-3 Years  4-5 Years  5 years
Operating lease obligations $1,711    $631      $828       $252      $  -

Off-Balance Sheet Arrangements.
The Company has no so-called off-balance sheet arrangements.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include discount commercial paper, medium term notes, federal agency issues and treasury securities. As of June 30, 2004 over 90% of these funds were invested in treasury securities and more than 50% of these issues have maturities shorter than 113 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 90 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,200,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2004. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred security held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options.

Interest Rate Changes
(In thousands)      Market Value at June 30, 2004  Change in Market
                   Preferred Futures and   Total    Value of Total
                   Securities  Options   Portfolio     Portfolio

-150 basis points     $63,010          $0   $63,010           $5,558
-100 basis points      61,140          15   $61,155            3,702
Unchanged              56,020       1,432   $57,453                0
+100 basis points      50,787       6,417   $57,204             (249)
+150 basis points      48,269       8,802   $57,070             (382)

Commodity Price Changes
We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business we enter into commodity purchase agreements with suppliers and we purchase exchange traded green coffee contracts. The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at June 30, 2004. It assumes an immediate change in the price of green coffee, and the valuations of coffee futures and relevant commodity purchase agreements at June 30, 2004.

Commodity Risk Disclosure
(In thousands)

                         Market Value
                       Coffee  Futures &        Change in Market Value
Coffee Cost Change   Inventory  Options  Total   Derivatives  Inventory

                 -20%   $11,020     $798 $11,818         $798    ($2,750)
           unchanged     13,770    ($314) 13,456            0          0
                  20%    16,520  ($1,112) 15,408        ($798)    $2,750

At June 30, 2004 the derivatives consisted mainly of commodity futures with maturities shorter than three months.





















Item 8.  Financial Statements and Supplementary Data










         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of Farmer Bros. Co. and Subsidiary

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiary (the 'Company') as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.



	                                              /s/ Ernst & Young LLP

Los Angeles, California
September 1, 2004










FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)


                                              June 30, 2004  June 30, 2003

ASSETS
Current assets:
   Cash and cash equivalents                        $21,807        $18,986
   Short term investments                           176,903        274,444
   Accounts and notes receivable, net                14,565         13,756
   Inventories                                       35,579         34,702
   Income tax receivable                                408          2,878
   Deferred income taxes                                775             -
   Prepaid expenses                                   2,683          1,851
     Total current assets                          $252,720       $346,617

Property, plant and equipment, net                   42,300         41,753
Notes receivable                                        143            193
Other assets                                         21,609         26,390
Deferred income taxes                                 1,099          1,462
     Total assets                                  $317,871       $416,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $9,589         $3,321
   Accrued payroll expenses                           6,999          7,362
   Deferred income taxes                                 -             976
   Other                                              4,601          5,000
     Total current liabilities                      $21,189        $16,659

Accrued postretirement benefits                     $26,984        $25,041
Other long term liabilities                              -           5,570
     Total Liabilities                              $48,173        $47,270
Commitments and contingencies

Stockholders' equity:
   Common stock, $1.00 par value;
      authorized 25,000,000 shares and
      16,075,080 issued and outstanding
      at June 30, 2004; authorized
      3,000,000 shares and 1,926,414
      issued and outstanding at
      June 30, 2003                                 $16,075         $1,926

   Additional paid-in capital                        32,248         18,798
   Retained earnings                                283,654        382,831
   Unearned ESOP shares                             (61,542)       (33,364)
   Less accumulated comprehensive loss               (  737)        (1,046)
       Total stockholders' equity                  $269,698       $369,145
       Total liabilities and
          stockholders' equity                     $317,871       $416,415


The accompanying notes are an integral part of these financial statements.







FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share data)



                                              2004       2003       2002

Net sales                                     $193,589   $201,558   $205,857
Cost of goods sold                              71,405     70,662     67,764
Gross profit                                   122,184    130,896    138,093

Selling expense                                 92,029     88,658     86,025
General and administrative expenses             26,392     18,350     13,858
Operating expenses                             118,421    107,008     99,883
Income from operations                           3,763     23,888     38,210

Other income:
   Dividend income                               3,396      3,246      3,198
   Interest income                               2,518      3,974      7,261
   Other, net                                    6,305      6,463        691
     Total other income                         12,219     13,683     11,150

Income before taxes                             15,982     37,571     49,360
Income taxes                                     3,295     13,942     18,791

Net income                                     $12,687    $23,629    $30,569

Net income per common share                      $0.81      $1.30      $1.65

Weighted average shares outstanding         15,576,450 18,145,910 18,483,950


















The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                    Years ended June 30,
                                                  2004       2003       2002
Cash flows from operating activities:
   Net income                                   $12,687    $23,629    $30,569

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation                                   7,098      5,776      5,493
   Deferred income taxes                         (1,536)     3,989        495
   Gain on sales of assets                          (94)      (498)      (239)
   ESOP compensation expense                      5,516      4,269      2,529
   Net gain on investments                         (706)    (5,625)       (51)

  Change in assets and liabilities:
     Short term investments                     (12,914)    16,721    (51,310)
     Accounts and notes receivable                 (801)       224      1,220
     Inventories                                   (877)     2,659     (1,581)
     Income tax receivable                        2,470       (325)       438
     Prepaid expenses and other assets            4,064     (1,128)    (1,421)
     Accounts payable                             6,268     (1,506)      (326)
     Accrued payroll expenses
        other liabilities                          (762)       930     (1,070)
     Accrued postretirement benefits              2,285      1,904      1,926
     Other long term liabilities                 (5,570)        84        594
 Total adjustments                                4,441     27,474    (43,303)
Net cash provided by (used in)
     operating activities                       $17,128    $51,103   ($12,734)
Cash flows from investing activities:
   Purchases of property, plant and equipment (7,683) (9,089) (5,039) Proceeds from sales of property,
      plant and equipment                           132        630        307
   Notes issued                                      -          -         (35)
   Notes repaid                                      42         55      2,640
Net cash used in investing activities           ($7,509)   ($8,404)   ($2,127)

Cash flows from financing activities:
   Dividends paid                                (5,621)    (6,523)    (6,278)
   ESOP contributions                           (32,412)   (24,237)      (815)
   Proceeds from sale of short
      term investments                          111,161
   Purchase of capital stock                   (111,161)
   Sale of capital stock                         31,235
Net cash used in financing activities          ($ 6,798)  ($30,760)   ($7,093)

Net increase (decrease) in cash
   and cash equivalents                          $2,821    $11,939   ($21,954)
Cash and cash equivalents at beginning of year   18,986      7,047     29,001
Cash and cash equivalents at end of year        $21,807    $18,986     $7,047


The accompanying notes are an integral part of these financial statements.







FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

                                                                                          Other
                                                       Additional            Unearned  Comprehensive
                                 Common       Stock      Paid-in   Retained   Esop        Income
                                 Stocks       Amount     Capital   Earnings   Stocks      -Loss       Total
Balance at June 30, 2001         1,926,414     $1,926    $16,629   $341,434   ($12,941)        $0   $347,048
Comprehensive income
  Net income                                                         30,569                           30,569
Total comprehensive income                                                                            30,569
Dividends ($3.40 per share)                                          (6,278)                          (6,278)
ESOP contributions                                                                (815)                 (815)
ESOP compensation expense                                    998                 1,531                 2,529
Balance at June 30, 2002         1,926,414     $1,926    $17,627   $365,725   ($12,225)        $0   $373,053

Comprehensive income
  Net income                                                         23,629                           23,629
  Minimum pension liability                                                                (1,046)    (1,046)
Total comprehensive income                                                                            22,583
Dividends ($3.60 per share)                                          (6,523)                          (6,523)
ESOP contributions                                                             (24,237)              (24,237)
ESOP compensation expense                                  1,171                 3,098                 4,269
Balance at June 30, 2003         1,926,414     $1,926    $18,798   $382,831   ($33,364)   ($1,046)  $369,145

Comprehensive income
  Net income                                                         12,687                           12,687
  Minimum net pension liability                                                               309        309
Total comprehensive income                                                                            12,996
Dividends ($3.60 per share)                                          (5,621)                          (5,621)
ESOP contributions                                                             (32,412)              (32,412)
ESOP compensation expense                                  1,282                 4,234                 5,516
Purchase capital stock            (443,845)      (444)    (4,474)  (106,243)                        (111,161)
Sale of capital stock              124,939        125     31,110                                      31,235
Stock split (ten-for-one)       14,467,572     14,468    (14,468)                                          0
Balance at June 30, 2004        16,075,080    $16,075    $32,248   $283,654   ($61,542)     ($737)  $269,698

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary FBC Finance Company. All inter-company balances and transactions have been eliminated.

Financial Statement Preparation
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Fair values of cash equivalents approximate cost due to the short period of time to maturity.

Investments
The Company's investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All such instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2004 and 2003 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon
broker quotes.   The cost of investments sold is determined on the specific identification method.  Dividend and interest income is accrued as earned.

Concentration of Credit Risk
At June 30, 2004, the financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. The trade receivables are short term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

Revenue Recognition
Products are sold and delivered to our customers at their places of business by our route sales employees. Revenue is recognized at the time our sales representatives physically deliver products to customers and title passes.

Net Income Per Share
Net income per share has been computed in accordance with SFAS Statement No. 128, "Earnings per Share" (see Note 11), excluding unallocated shares held by the Company's Employee Stock Ownership Plan (see Note 7). The Company has no dilutive shares for any of the three fiscal years in the period ended June 30, 2004. Accordingly, the consolidated financial statements present only basic net income per share. A ten-for-one stock split in the form of a one-time stock dividend became effective May 10, 2004. All share and per share amounts used in calculating net income per share have been restated to reflect the split.


Employee Stock Ownership Plan ("ESOP")
The ESOP is accounted for in accordance with AICPA Statement of Position ("SOP") 93-6. SOP 93-6 recognizes that the ESOP is a form of compensation. Compensation cost is based on the fair market value of shares released or deemed to be released for the period. Dividends on allocated shares retain character of true dividends, but dividends on unallocated shares are considered compensation cost. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company's note receivable. The contra account will change as compensation is recognized. Repurchase liability is disclosed as the current value of allocated shares.


Long-lived Assets
The Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no indicators of impairment of long-lived assets existed as of or during the year ended June 30, 2004.

Shipping and Handling Costs
The Company distributes its products directly to its customers and shipping and handling costs are recorded as Company selling expenses.

Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend from 2005 to 2006.


Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current year presentation.

New pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. This interpretation was applicable to the Company in the quarter ending September 30, 2003, for interests acquired in variable interest entities prior to February 1, 2003. This interpretation required variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack specific characteristics. FIN 46 was adopted by the Company on September 30, 2003 and did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 was adopted by the Company on July 1, 2003 and did not have a material impact on the Company's financial position or results of operations.

In December 2003 the FASB issued SFAS No. 132 (Revised), Employer's Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 (Revised) retained disclosure requirements of the original SFAS No. 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. SFAS No. 132 (Revised) is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. The adoption of the disclosure provisions of SFAS No. 132 (Revised) did not have a material impact on the Company's financial position or results of operations.

In May, 2004, the FASB issued FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which clarified and superceded Staff Position No. 106-1 issued in January, 2004. Therefore, in accordance with FASB Staff Position 106-2, the accumulated postretirement benefit obligation and net postretirement health care costs included in the consolidated financial statements do not reflect any amount associated with the subsidy because the company is unable to conclude at this time whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act and accompanying notes do not reflect the effects of the Act on the plan. In accordance with FSP No. 106-2, the Company will make these evaluations and adopt the provisions during the year ending June 30, 2005.


Note 2 Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2004 and 2003, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in other income and expense.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value. Gains and losses, both realized and unrealized, are included in other income and expense.

Investments at June 30, are as follows:
(In thousands)

                                                  2004     2003
Trading securities at fair value
  U.S. Treasury Obligations                      $119,528 $220,057
  Preferred Stock                                  56,037   53,897
  Futures, options and other derivatives            1,338      490
                                                 $176,903 $274,444







Note 3 Allowance for Doubtful Accounts
(In thousands)
                                    2004    2003

Balance at beginning of year        $345    $345
  Additions                          181     356
  Deductions                        (181)   (356)
Balance at end of year              $345    $345

Note 4 Inventories
(In thousands)

June 30, 2004
                               Processed  Unprocessed    Total
Coffee                             $3,034      $10,736     $13,770
Allied products                    11,800        3,665      15,465
Coffee brewing equipment            2,341        4,003       6,344
                                  $17,175      $18,404     $35,579

June 30, 2003
                               Processed  Unprocessed    Total
Coffee                             $3,853       $9,155     $13,008
Allied products                    11,776        4,213      15,989
Coffee brewing equipment            2,372        3,333       5,705
                                  $18,001      $16,701     $34,702

Current cost of coffee and allied products inventories is greater than the LIFO cost by approximately $2,427,000 and $122,000 as of June 30, 2004 and 2003, respectively.

The change in the Company's green coffee and allied product inventories during fiscal 2004, 2003, and 2002 resulted in LIFO (increments)/decrements which had the effect of (decreasing) increasing income before taxes for those years by $(499,000), $64,000, and $207,000, respectively.

Note 5 Property, Plant and Equipment
(In thousands)
                                            2004      2003

Buildings and facilities                    $41,179   $40,907
Machinery and equipment                      48,945    48,969
Capitalized software costs                    9,016     3,934
Office furniture and equipment                5,912     5,845
                                           $105,052   $99,655
Accumulated depreciation                    (68,899)  (63,851)
Land                                          6,147     5,949
   Total property plant and equipment       $42,300   $41,753


Maintenance and repairs charged to expense for the years ended June 30, 2004, 2003, and 2002 were $11,151,000, $11,022,000 and $11,202,000, respectively.


Note 6 Employee Benefit Plans

The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical and life insurance benefits.

Union Pension Plans

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,114,000, $2,104,000 and $2,183,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Company Pension Plans

The Company has a defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement. All assets and benefit obligations were determined using a measurement date of June 30.

Pension Plan Assumptions

The following weighted average assumptions were used to determine the benefit obligations and the net periodic benefit cost.

Weighted average assumptions used to determine benefit obligation at June 30,

                                                 2004        2003
  Discount rate                                  6.30%       5.60%
  Rate of compensation increase                  3.50%       3.50%

Weighted average assumptions used to determine benefit cost for the years ended June 30,

                                                 2004        2003
  Discount rate                                  5.60%       7.20%
  Rate of return on assets                       8.00%       8.00%
  Rate of compensation increase                  3.50%       3.50%

To develop the expected long term rate of return on asset assumption the Company considers the current level of returns on long term bonds and equities, the level of risk associated with each asset class and the expectations for future returns of each asset class. The long-term return on asset assumption for our plans is 8% for the years ended June 30, 2004 and 2003.

Change in Benefit Obligation
(In thousands)
                                              2004        2003
Benefit obligation at
   the beginning of the year                  $71,853     $55,116
Service cost                                    2,375       1,708
Interest cost                                   3,954       3,886
Plan participants contributions                   191         180
Actuarial (gain) loss                         ( 5,961)     13,797
Benefits paid                                 ( 2,896)    ( 2,834)
Benefit obligation at
  the end of the year                         $69,516     $71,853


Change in Plan Assets
(In thousands)
                                              2004        2003

Fair value in plan assets at
  the beginning of the year                   $69,247     $75,552
  Actual return on plan assets                 12,825     ( 3,674)
  Company contributions                            20          23
  Plan participants contributions                 191         180
  Benefit paid                                ( 2,896)    ( 2,834)
Fair value in plan assets at
    the end of the year                       $79,387     $69,247


Funded Status - Unrecognized Components
                                              2004        2003

Funding surplus (shortage)                     $9,871     ($2,606)
  Unrecognized actuarial (gain)/loss            8,650      23,330
  Unrecognized prior service cost                 550         800
Net amount recognized                         $19,071     $21,524



Funded Status - Amounts Recognized on Balance Sheet
(In thousands)
                                              2004        2003

Prepaid pension cost                          $17,576     $19,854
Accrued benefit liability                        ( 69)      ( 411)
Intangible asset                                  360         420
Accumulated other comprehensive income          1,204       1,661
Net amount recognized                         $19,071     $21,524


Components of Net Periodic Benefit Cost
(In thousands)
                                                    Pension Benefits
                                              2004        2003        2002

Service cost                                  $2,375      $1,708      $1,527
Interest cost                                 $3,954      $3,886      $3,684
Expected return on Plan assets               ($5,448)    ($5,965)    ($6,267)

Amortization of the unrecognized
   transition asset                               $0       ($657)      ($657)
Amortization of net (gain) loss               $1,343         $18       ($269)
Amortization of prior service cost              $250        $262        $239
Net periodic benefit cost                     $2,474       ($748)    ($1,743)

Additional Information                      6/30/2004      6/30/2003
Increase (decrease) in minimum liability
  included in other comprehensive income      (457)          1,661



Cash Flows
(In thousands)

Contributions expected to be made to the
    plans during 2005                     $20

Estimated Future Benefit Payments
(In thousands)
                                      2005      $3,022
                                      2006      $3,153
                                      2007      $3,463
                                      2008      $3,770
                                      2009      $3,982
                           years 2010-2014     $22,978


Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows.

(In thousands)
                                             2004     2003
Projected benefit obligation                $3,503  $3,689
Accumulated benefit obligation              $3,503  $3,608
Fair value of plan assets                   $3,434  $3,197


The accumulated benefit obligation for all defined pension plans was $63.5 million and $65.1 million at June 30, 2004 and 2003 respectively.

Plan Assets

Assets are allocated between equity securities and debt securities. The Company seeks to produce a stable return on well diversified investments over the long term in line with reasonable investment risk. Allocations historically have been 60-80 percent equities, 20-40 percent debt; the plans are not invested in real estate and other investments are not significant.

The tables below detail assets by category for the Company's pension plans.

                       Percent of Plan Assets
                  Farmer Bros. Plan      Brewmatic Plan
                    As of June 30,        As of June 30,
Asset Categories     2004    2003         2004    2003

Debt securities       18%     32%          21%     32%
Equity securities     82%     68%          79%     68%
                     100%    100%         100%    100%


Post Retirement Benefits

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retiree contributions are fixed at a current level. The plan is not funded.

The following weighted average assumptions were used to determine the benefit obligations and the net periodic benefit cost.

Weighted average assumptions used to determine benefit obligation at June 30,

                                                2004       2003

  Discount rate                                 6.30%      5.60%
  Initial medical rate trend                   10.00%     10.00%
  Ultimate medical trend rate                   5.50%      5.50%
  Number of years from initial
    to ultimate trend rate                         6          6
  Initial dental/vision trend rate              7.00%      7.00%
  Ultimate dental/vision trend rate             5.50%      5.50%
  Number of years from initial
    to ultimate trend rate                         6          6




Reconciliation of funded status.
                                             2004       2003
Accumulated post retirement
   benefit obligation
     Actives not eligible to retire           $9,320     $8,857
     Actives eligible to retire                8,275      8,403
     Retirees                                 11,995     13,462
   Total APBO                                $29,590    $30,722

Fair market value of assets                       $0         $0
Funded status                               ($29,590)  ($30,722)
Unrecognized transition obligation
Unrecognized prior service cost                1,228      1,410
Unrecognized cumulative
     net (gain) or loss                        1,446      4,682
(Accrued)/prepaid post retirement
   benefit cost as of June 30               ($26,915)  ($24,630)

Retiree medical claims paid                     $916       $755

The effects of a 1% increase or decrease in the health care inflation trend assumption on the accumulated postretirement benefit obligation and net periodic service and interest cost is shown below.

Change in Inflation Trend
                                           Plan Year     Effect of 1%
                                            Results    Increase   Decrease

Accumulated postretirement benefit
 obligation as of June 30, 2004              $29,590     $3,172    ($2,535)
Service Cost for plan year                    $1,231       $309      ($234)
Interest for plan year                        $1,681       $251      ($199)

The change in the accumulated postretirement benefit obligation from the prior year is as follows.





                                             2004       2003
Accumulated postretirement benefit
   obligation beginning of year              $30,722    $24,335
Service cost                                   1,231        765
Interest cost                                  1,681      1,712
Plan participants' contributions                 150          0
Actuarial (gain) or loss                     ( 3,128)     4,665
Benefits paid                                ( 1,066)      (755)
Accumulated postretirement benefit
   obligation as of end of year              $29,590    $30,722

Presented below is the change in the fair value of assets from the prior year.

                                              2004       2003
Fair value of plan assets at
  the beginning of the year                       $0         $0
    Actual return on plan assets                   0          0
    Company contributions                        916        755
    Plan participants' contributions             150        132
    Benefits paid                            ( 1,066)     ( 887)
Fair value of plan assets at
  the end of the year                             $0         $0

Components of net periodic benefit costs

                                          2004       2003       2002

Service cost                               $1,231       $765       $670
Interest cost                               1,681      1,712      1,721
Expected return on Plan assets              -          -          -
Actuarial (gain)/loss                       -          -          -
Amortization of the unrecognized
   transition asset                           107      -          -
Recognized actuarial loss                   -          -          -
Amortization of prior service cost            182        182        286
Net periodic benefit cost                  $3,201     $2,659     $2,677

Cash Flows
(In thousands)

Contributions expected to be made to the
    plans during 2005                           $1,561


Estimated Future Benefit Payments
(In thousands)
                                      2005      $1,561
                                      2006      $1,770
                                      2007      $1,976
                                      2008      $2,164
                                      2009      $2,319
                           years 2010-2014     $11,558



Defined Contribution Plans

The Company also has defined contribution plans for all eligible employees. No Company contributions have been made nor are required to be made to these defined contribution plans.


Note 7.  Employee Stock Ownership Plan

The Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) was established in 2000 to provide benefits to all employees. The plan is a leveraged ESOP in which Company is the lender. The loan will be repaid from the Company's discretionary plan contributions over a fifteen year term with a variable rate of interest, 2.52% at June 30, 2004.

                          at the years ended June 30,
                              2004    2003    2002
Loan amount (in thousands)   $64,567  $24,237   $815
Shares purchased           1,286,430  778,500 38,000


Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

The Company reports compensation expense equal to the fair market price of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account "Unearned ESOP Shares" and are excluded from earnings per share calculations.

During the fiscal years ended June 30, 2004, 2003 and 2002 the Company charged $4,234,000, $3,098,000 and $1,531,000, to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was $1,282,000, $1,171,000 and $998,000 for the years ended June 30, 2004, 2003 and 2002, respectively, is recorded as additional paid in capital.

                                             June 30,
                                            2004       2003
Allocated shares                          400,110    255,950
Committed to be released shares           106,140     71,700
Unallocated shares                      2,494,250  1,387,180
   Total ESOP shares                    3,000,500  1,174,830


Fair value of ESOP shares  (In thousands)  $75,013    $58,181

Re-funding liability of ESOP shares is approximately $10 million.

Note 8 Income Taxes

The current and deferred components of the provision for income taxes consist of the following:
                                                      June 30,
(In thousands)                                    2004     2003     2002

Current:  Federal                                 $4,753   $8,030  $15,367
          State                                       78    1,923    2,929
                                                  $4,831   $9,953  $18,296

Deferred:  Federal                               ($1,402)  $3,775     $434
           State                                   ( 134)     214       61
                                                 ( 1,536)   3,989      495
                                                 $ 3,295  $13,942  $18,791

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follow.

(In thousands)                                           June 30,
                                                  2004     2003     2002

Statutory tax rate                                    35%      35%      35%

Income tax expense at statutory rate              $ 5,594  $13,150  $17,276
State income tax (net federal tax benefit)            (65)   1,389    1,943
Officer life insurance proceeds                    (1,476)      -        -
Dividend income exclusion                            (821)    (808)    (767)
Other (net)                                            63      211      339
                                                  $ 3,295  $13,942  $18,791
State income taxes include a benefit from a refund as a result of a favorable court settlement in the fiscal year.

Income taxes paid                                 $ 3,443  $10,429  $17,881

The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:

 In thousands)                                       June 30,
                                                  2004     2003
Deferred tax assets:
  Postretirement benefits                         $10,572  $10,384
  Accrued liabilities                               2,893    4,859
  State taxes                                          65       -
                                                  $13,530  $15,243
Deferred tax liabilities:
  Pension assets                                  ($6,566) ($8,205)
  Other                                           ( 5,090) ( 6,552)
                                                 ($11,656)($14,757)
Net deferred tax assets                            $1,874     $486

Note 9 Other Current Liabilities

Other current liabilities consist of the following:
(In thousands)
                                                    2004    2003

Accrued workers' compensation liabilities           $2,758  $2,898
Dividends payable                                    1,527   1,734
Other (including net taxes payable)                    316     368
                                                    $4,601  $5,000

Note 10 Commitments and Contingencies

The Company incurred rent expense of approximately $753,000, $736,000 and $698,000 for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, and is obligated under leases for branch warehouses. A few of the leases have renewal options that allow the Company, as lessee, to extend the lease at the Company's option for one or two years at a pre-agreed rental rate. The Company also has operating leases for computer hardware with terms that do not exceed three years.

Future minimum lease payments are as follows:
(In thousands)
                           2005                $631
                           2006                 496
                           2007                 332
                           2008                 156
                           2009                  96
                             Total           $1,711

The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 11 Equity

On December 24, 2003, the Company purchased the 443,845 shares (4,438,450 shares post-split) of its common stock held by the Crowe Family and related trusts for approximately $111 million, or approximately $250.00 per share ($25.00 per share post-split). Concurrently with this purchase, the Company offered its Employee Stock Ownership Plan (ESOP) the opportunity to acquire 124,939 shares (1,249,390 shares post-split) at the same price. This portion of the transaction was completed on January 11, 2004 when the Company issued said shares to the ESOP.

On February 17, 2004, the Company was reincorporated as a Delaware corporation by merger into a wholly-owned Delaware corporation. The total number of shares of capital stock authorized is 25,500,000, consisting of 25,000,000 shares of common stock, par value $1.00 per share and 500,000 shares of preferred stock par value $1.00 per share.

On March 04, 2004, the Board of Directors declared a ten-for-one stock split in the form of a one-time stock dividend. The Board acted after the Company completed its Delaware reincorporation, which authorized enough shares to enable the stock split. Each stockholder of record received nine additional shares for every share of Farmer Bros. stock held at the close of business on the record date of April 23, 2004.











These transactions are summarized as follows.
                                  Number of Shares
                                              Split
                                Pre-Split   Adjusted
Beginning shares outstanding
    at June 30, 2003             1,926,414  19,264,140
Purchase of capital stock         (443,845) (4,438,450)
Issue capital stock                124,939   1,249,390
Stock split                     14,467,572
Ending shares outstanding
    At June 30, 2004            16,075,080  16,075,080

Following the effective date of the stock split, the par value of the common stock remained $1 per share. As a result the common stock in the accompanying consolidated balance sheet increased as of the effective date by $14,468,000 with a corresponding decrease to additional paid-in-capital. These transactions are reflected in the accompanying consolidated statement of stockholders' equity for the year ended June 30, 2004.

Per share amounts included in the accompanying consolidated statements of income and in the notes to the consolidated financial statements have been retroactively adjusted for all periods presented to reflect the ten-for-one stock split, unless otherwise noted.

No shares of the Company's preferred stock have been issued.


Note 12 Quarterly Financial Data (Unaudited)
(In thousands except per share data; all per share disclosures have been split adjusted.)


                          September 30  December 31    March 31    June 30
                              2003          2003         2004        2004

Net sales                      $45,665       $51,511     $49,069     $47,344
Gross profit                   $29,632       $32,573     $30,581     $29,398
Income (loss) from operations   $1,057        $3,124        $743     ($1,161)
Net income                      $2,511        $2,565      $5,603      $2,008
Net income per common share      $0.14         $0.15       $0.42       $0.11


Net income (loss) in the quarter ended June 30, 2004 decreased to $2,008 from $5,783 in the quarter ended June 30, 2003. This decrease is primarily the result of the lower level of sales that occurs in the June quarter, combined with a decrease to 62% gross profit margin in the 2004 quarter as compared to a 67% gross profit in the 2003 quarter. In addition, the Company had higher operating expenses in the quarter, the largest of which are related to increases in actuarially derived pension and retiree insurance costs and the cost of the ESOP as listed below.

                           4th Quarter
                         2004     2003

FAS 87 & 105               $928     $132
ESOP                      1,978    1,535
Gas, oil & grease         1,620    1,364
IT project costs            415       70
Legal expenses              412      244

  Total                  $5,353   $3,345


                          September 30  December 31    March 31    June 30
                              2002          2002         2003        2003

Net sales                      $50,389       $54,118     $49,267     $47,784
Gross profit                   $31,532       $35,154     $32,038     $32,172
Income from operations          $7,354        $8,319      $4,985      $3,230
Net income                      $5,608        $5,899      $6,339      $5,783
Net income per common share      $0.30         $0.32       $0.35       $0.32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2004 there is reasonable assurance that the Company's disclosure controls and procedures will meet their objectives and that the disclosure controls and procedures are effective at the "reasonable assurance" level. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by the Chief Executive Officer and Chief Financial Officer.

Item 9B.  Other Information.  None.




PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors
                      Served as a
                       Director
                      Continuously            Principal Occupation
       Name       Age   Since                for the Last Five Years/Term

Roy E. Farmer      52    1993   Chairman since June 16, 2004, President, Chief
                                Executive since 2003, Chief Operating Officer
                                Previously; term expires at the fiscal 2006
                                Annual Meeting.
Guenter W. Berger  67    1980   Vice President - Production; term expires at
                                the fiscal 2005 Annual Meeting.
Lewis A. Coffman   85    1983   Retired (formerly Vice President - Sales); term
                                expires at the fiscal 2004 Annual Meeting.
John H. Merrell    60    2001   Partner in Accounting Firm of Hutchinson
                                and Bloodgood LLP, Glendale, California; term
                                expires at the fiscal 2006 Annual Meeting.
John Samore, Jr.   58    2003   Independent Consultant and CPA in Los
                                Angeles, California since 2002, formerly
                                Tax Partner with the Accounting Firm
                                Arthur Andersen LLP, Los Angeles,
                                California; term expires at the fiscal 2004
                                Annual Meeting.
Thomas A. Maloof   52    2003   Chief Financial Officer of Hospitality
                                Marketing Concepts, Irvine, California
                                since 2001, previously President of
                                Perinatal Practice Management-Alfigen
                                The Genetices Institute, Pasadena,
                                California(1); term expires at the fiscal 2005
                                Annual Meeting.
Kenneth R. Carson  64    2004   Retired (formerly Vice President - Sales);
                                term expires at the fiscal 2004 Annual Meeting.

(1) Mr. Maloof is also a director of eCOST.COM, Inc. and PC Mall, Inc. publicly traded companies listed on the NASDAQ National Market. None of the other directors is a director of any other publicly-held company.




The Company has a standing Audit Committee established in accordance with applicable provisions of the Securities Exchange Act of 1934, as amended. Messrs. Maloof, Merrell and Samore comprise the Audit Committee. All Audit Committee members are independent as defined by applicable NASDAQ rules.

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

The Company has made no changes in the procedures by which stockholders may recommend nominees to the Board of Directors since the filing of its most recent proxy statement.

Information regarding the Company's executive officers appears in Part I pursuant to instruction 3 of Item 401(b) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Based on a review of filings received by it or representations from Company officers and directors, the Company believes that all filing requirements applicable to Company officers and directors were met for fiscal 2004, except: the ESOP and Mr. Samore each had one purchase transaction for which the filing was late; and Franklin Resources has reported 12 purchase transactions, for which all of the filings were late.

Item 11.  Executive Compensation

Compensation Committee Report

The Compensation Committee is a standing committee of the Board and is comprised of Lewis A. Coffman, John H. Merrell, Thomas A. Maloof and John Samore, Jr. All members of the Compensation Committee are independent as defined by applicable NASDAQ rules. The Compensation Committee met once in fiscal 2004. The Compensation Committee makes all determinations with respect to executive compensation and administers the Company's Incentive Compensation Plan. The Compensation Committee report follows:

Compensation Committee Report - Philosophy and Objectives

The Compensation Committee believes that once base salaries of executive officers are established at competitive levels, increases should generally reflect cost of living changes and that individual performance should be rewarded by bonuses or other incentive compensation awards. The Compensation Committee believes that most of the executive officers will be incentivized to a greater degree by such a program.

Executive Officer Compensation

In 2003 the Compensation Committee obtained a compensation study prepared by Valuemetrics Advisors, Inc. relating to officer and director compensation. The report concluded that the current executive officers employed by the Company were underpaid when compared to their counterparts at size-adjusted peer group companies. Consistent with the Compensation Committee's expressed compensation policy of paying a competitive base salary, the Compensation Committee has increased base salaries to Messrs. Berger and Simmons by three percent (3%) for fiscal 2005. In recognition of Mr. Farmer's increased responsibilities, the Compensation Committee raised his salary for fiscal 2005 to $595,000.

Incentive Compensation Plan

The Company made awards under its Incentive Compensation Plan (the "Plan") for fiscal 2004 to all employee executive officers. The Compensation Committee felt that awards were justified in light of the Company's performance in fiscal 2004, although financial results were below those achieved in the prior two years. Total awards for fiscal 2004 were $675,000 as compared to $700,000 for fiscal 2003 and $1,000,000 for fiscal 2002.

Under the provisions of the Plan, a percentage of the Company's annual pre-tax income is made available for cash or deferred awards. The percentage varies from three percent of pre-tax income over $14 million to six percent of pre-tax income of $24 million or more. Amounts available for awards but not awarded are carried forward. The pool available for awards for fiscal 2004 under the Incentive Compensation Plan was in excess of $14,000,000. Of the available pool, the Compensation Committee awarded a total of $675,000 of which $400,000 was awarded to Roy E. Farmer, the Company's Chairman, President and Chief Executive Officer, and a total of $275,000 was awarded to the other executive officers.

Lewis A. Coffman     John H. Merrell
Thomas A. Maloof     John Samore, Jr.


Compensation Committee Interlocks and Insider Participation.

For fiscal 2004 persons serving on the Company's Compensation Committee were John H. Merrell, an outside director, Lewis A. Coffman, an outside director and retired executive officer of the Company, Thomas A. Maloof, an outside director and John Samore, Jr., an outside director.



Summary Compensation Table

The following table sets forth all remuneration paid to the Chief Executive Officer and the four other most highly compensated officers whose total compensation during the last fiscal year exceeded $100,000, for services in all capacities to the Company and its subsidiaries.



 Name and Principal  Fiscal       Annual Compensation          All Other
      Position        Year    Salary      Bonus (1)   Other   Compensation (2)

ROY F. FARMER         2004     $300,000    $   -      $59,002(3)        $0
Deceased - Formerly   2003     $850,000    $   -      $   -       $164,683(4)
Chairman of the Board 2002   $1,000,000    $450,000   $   -       $138,815(4)

ROY E. FARMER         2004     $498,411    $400,000   $   -           $282
Chairman and CEO      2003     $335,585    $400,000   $   -           $465
                      2002     $325,730    $300,000   $   -           $425

GUENTER W. BERGER     2004     $250,788    $100,000   $   -           $644
Vice President,       2003     $244,477    $100,000   $   -           $700
    Production        2002     $238,113    $100,000   $   -           $630

KENNETH R. CARSON     2004     $250,788    $ 75,000   $   -           $494
Retired -  Formerly   2003     $214,889    $100,000   $   -           $414
Vice President, Sales 2002     $208,544    $100,000   $   -           $384

MICHAEL KING          2004     $168,967   $   -       $   -           $226
Vice President,       2003     $162,919   $   -       $   -             $0
     Sales            2002     $156,781   $   -       $   -             $0

JOHN E. SIMMONS       2004     $228,555    $100,000   $   -           $202
Treasurer and CFO     2003     $203,472    $100,000   $   -           $216
                      2002     $188,584     $75,000   $   -           $148

(1) Awarded under the Company's Incentive Compensation Plan. The awards for fiscal 2004 were based primarily upon the Company's earnings achieved that
year.   (See "Compensation Committee Report," supra.).
(2) Except as stated in footnote (3) the amount shown represents the dollar value of the benefit to the executive officer for the years shown under the Company's executive life insurance plan.
(3)  Legal fees paid for tax and estate planning.
(4) The amount shown for Roy F. Farmer represents P.S. 58 costs of the two split-dollar life insurance policies purchased pursuant to the prior employment agreement with Mr. Farmer which expired in 1998 plus the dollar value of the benefit to him under the Company's executive life insurance plan. No premiums were paid by the Company in fiscal 2002-2004 on the split-dollar policies.



Pension Plan Table

The following table shows estimated annual benefits payable for the 2004 plan year under the Company's retirement plan upon retirement at age 62 to persons at various average compensation levels and years of credited service based on a straight life annuity. The retirement plan is a contributory defined benefit plan covering all non-union Company employees.
The following figures assume that employee contributions (2% of annual gross earnings) are made throughout the employees' first five years of service and are not withdrawn. After five years of participation in the plan, employees make no further contributions. Benefits under a predecessor plan are included in the following figures. Maximum annual combined benefits under both plans generally cannot exceed the lesser of $205,000 or the average of the employee's highest three years of compensation.


Annualized Pension Compensation
for Highest 60 Consecutive Months         Credited Years of Service
in Last Ten Years of Employment          20      25      30      35

               $100,000                $30,000 $37,500 $45,000  $52,500
               $125,000                $37,500 $46,875 $56,250  $65,625
               $150,000                $45,000 $56,250 $67,500  $78,750
               $170,000                $52,500 $65,625 $78,750  $91,875
               $200,000                $60,000 $75,000 $90,000 $105,000
               $250,000                $61,500 $76,875 $92,250 $107,625

The earnings of executive officers by which benefits in part are measured consist of the amounts reportable under "Annual Compensation" in the Summary Compensation Table less certain allowance items (none in 2003).

Credited years of service through December 31, 2003 were as follows:
Guenter W. Berger - 39 years; Roy E. Farmer - 27 years; Kenneth R. Carson - 38 years; John E. Simmons - 22 years.

The above straight life annuity amounts are not subject to deductions for Social Security or other offsets. Other payment options, one of which is integrated with Social Security benefits, are available.

Compensation of Directors

For fiscal 2004, each director who was not a Company employee (an "outside director")was paid an annual retainer fee of $20,000 and the additional sum of $1,500 for each board meeting and committee meeting (if not held in conjunction with a board meeting). For fiscal 2005, outside directors will receive an annual retainer fee of $25,000 and $1,500 for each board meeting and committee meeting (if not held in conjunction with a board meeting) attended, and the Audit Committee Chairman will receive an additional annual retainer fee of $2,500. A director also receives reimbursement of travel expenses from outside the greater Los Angeles area to attend a meeting.

Performance Graph
                            1999     2000     2001     2002     2003     2004
Farmer Brothers Co.       100.00    87.92   115.04   181.41   171.45   137.07
Russell 2000 Index        100.00   113.01   110.55    99.77    96.69   127.56
Food Processing           100.00   103.82   126.43   155.48   147.87   185.68

Assumes $100 invested at the close of trading 6/30/98 in Farmer Brothers
Co. common stock, Russell 2000 Index and Food Processing Index (Cumulative total return assumes reinvestment of dividends).
Source: Value Line, Inc. Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The following are all persons known to management who beneficially own more than 5% of the Company's common stock:
                                 Amount and Nature      Percent
       Name and Address of          of Beneficial          of
        Beneficial Owner            Ownership (1)        Class

Roy E. Farmer                      6,311,282 shares (2)   39.3%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Farmer Bros. Co. Employee
  Stock Ownership Plan             3,000,500 shares (3)   18.7%
c/o Farmer Bros. Co.
20333 South Normandie Ave.
Torrance, California 90502

Franklin Mutual Advisers, LLC      2,065,917 shares (4)   12.9%
51 John F. Kennedy Parkway
Short Hills, NJ 07078
Attn: Bradley Takahashi

Royce & Associates, LLC              946,250 shares (5)    5.9%
1414 Avenue of the Americas
New York, NY  10019
Attn: Daniel A. O'Byrne


(1) Sole voting and investment power unless indicated otherwise in following footnotes.
(2) Includes 6,269,580 shares held by various trusts of which Mr. Farmer is sole trustee for the benefit of family members (including himself), 40,000 shares owned outright by Mr. Farmer and 1,702 shares beneficially owned by Mr. Farmer through the Company's Employee Stock Ownership Plan ("ESOP"), rounded to the nearest whole share.
(3) There are 400,110 allocated shares and 2,600,390 shares as yet unallocated to plan participants. Under terms of the ESOP, unallocated shares and allocated shares which ESOP participants have failed to vote will be voted proportionately to the vote of allocated shares by ESOP participants.
(4)  According to a Form 4 filed with the Securities and Exchange
Commission dated September 10, 2004 by Franklin Mutual Advisers, LLC ("Franklin"), Franklin on that date beneficially owned 2,065,917 shares (12.9%). Franklin is reported to have sole voting and investment power over these shares pursuant to certain Investment Advisory contracts with one or more record stockholders, which advisory clients are the record owners of the 2,065,917 shares.
(5) According to a Schedule 13-G/A filed with the Securities and Exchange Commission dated April 8, 2004 by Royce & Associates, LLC, ("Royce"), Royce on that date beneficially owned 946,250 shares (5.9%). Royce is reported to have sole voting and investment power over these shares.



(b) The following sets forth the beneficial ownership of the common stock of the Company by each director and nominee, each executive officer named in the Summary Compensation Table, and all directors and executive officers as a group:




                      Number of Shares and Nature
Name                  of Beneficial Ownership (1)            Percent of Class

Guenter W. Berger                      6,762(2)                       *
Kenneth R. Carson                      4,202(3)                       *
Lewis A. Coffman                         150(4)                       *
Roy E. Farmer                      6,311,282(5)                    39.3%
Michael J. King                        1,431(6)                       *
Thomas A. Maloof                           -                          -
John H. Merrell                          500(7)                       -
John Samore, Jr.                         500(8)                       -
John E. Simmons                        5,350(9)                       *
All directors and exec
 officers as a group (9 persons)   6,330,177                       39.4%

(1) Sole voting and investment power unless indicated otherwise in following footnotes.

(2) Held in trust with voting and investment power shared by Mr. Berger and his wife. Includes 1,702 shares beneficially owned by Mr. Berger through the Company's ESOP, rounded to the nearest whole share.

(3) Includes 1,702 shares beneficially owned by Mr. Carson through the Company's ESOP, rounded to the nearest whole share and 1,000 shares voted as custodian for minor children

(4)  Voting and investment power shared with spouse.

(5) Includes 40,000 shares owned outright by Mr. Farmer, 6,269,580 shares held by trusts of which Mr. Farmer is sole trustee for the benefit of himself and other family members, and 1,702 shares beneficially owned by Mr. Farmer through the Company's ESOP, rounded to the nearest whole share.

(6) Beneficially owned by Mr. King through the Company's ESOP, rounded to the nearest whole dollar.

(7) Held in a revocable living trust with voting and investment power shared by Mr. Merrell and his wife.

(8) Held in a revocable living trust with voting and investment power shared by Mr. Samore and his wife.

(9) Voting and investment power shared with spouse. Includes 1,702 shares beneficially owned by Mr. Simmons through the Company's ESOP, rounded to the nearest whole share.

*  Less than 1%.


Item 13.  Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Ernst & Young, LLP for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-Q were $154,000 for the fiscal year ended June 30, 2003 ("fiscal 2003") and $244,000 for the fiscal year ended June 30, 2004 ("fiscal 2004"), which includes $28,500 to examine Company documentation related to SOX 404.

Audit-Related Fees

The aggregate fees billed by Ernst & Young, LLP for assurance and related services reasonably related to the performance of the audit of the Company's financial statements and not reported under Audit Fees, above, were $-0- for fiscal 2003 and $-0- for fiscal 2004.

Tax Fees.

The aggregate fees billed by Ernst & Young, LLP for tax compliance, tax advice and tax planning services were $126,000 for fiscal 2003 and $210,000 for fiscal 2004. These tax services consisted of state tax representation and miscellaneous consulting on taxation matters.

All Other Fees.

For fiscal 2003 and 2004, Ernst & Young, LLP provided no services other than audit, audit-related and tax services.

The Audit Committee has considered the effect of Ernst & Young, LLP's providing tax services and other non-audit services on the firm's independence. All engagements for services by Ernst & Young LLP or other independent accountants are subject to prior approval by the Audit Committee. Prior approval was given for all services provided by Ernst & Young LLP in fiscal 2004
























PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  List of Financial Statements and Financial Statement Schedules:

     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 2004 and 2003. Consolidated Statements of Income for the Years Ended
            June 30, 2004, 2003 and 2002.
         Consolidated Statements of Cash Flows for the Years Ended
            June 30, 2004, 2003 and 2002.
         Consolidated Statements of Stockholders' Equity For the Years
            Ended June 30, 2004, 2003, and 2002.
         Notes to Consolidated Financial Statements.

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

A form 8-K dated December 24, 2003 and filed with the Commission on December 24, 2003 announced the purchase of all Crowe family shares at a cost of approximately $110.96 million, and the rejection of a request for injunction on behalf of a stockholder by U.S. District Judge Margaret M. Morrow.

A Form 8-K dated January 12, 2004 and filed with the Commission on January 12, 2004, reporting the purchase of 124,939 shares of stock by the ESOP, completing the Company's goal of acquiring 300,000 shares of Company stock.

A Form 8-K dated February 23, 2004 and filed with the Commission on February 23, 2004, reporting that the Company had filed to reincorporate in Delaware following stockholder approval at the stockholder's meeting held February 23, 2004. The Form 8-K also reported the results of proxy voting, and a report from management on the state of the company.

A Form 8-K dated March 4, 2004 and filed with the Commission on March 4, 2004 noting that the Board of Directors declared a ten for one stock split in the form of a one time stock dividend. The stock dividend will entitle each pre-split stockholder to receive nine shares of stock for each share owned at the opening of business on May 10, 2004.

A Form 8-K dated March 16, 2004 and filed with the Commission on March 16, 2004 to announce the death of Chairman, Roy F. Farmer.

A Form 8-K dated June 18, 2004 and filed with the Commission on June 18, 2004, to announce that the Board of Directors has elected Roy E. Farmer, Chief Executive Officer and President, to the additional position as Chairman of the Board.

A Form 8-K dated August 3, 2004 and filed with the Commission on August 4, 2004, to announce the retirement of Kenneth R. Carson, Vice President of Sales, and the appointment of Michael J. King as his replacement.

A Form 8-K dated August 17, 2004 and filed with the Commission on August 18, 2004, to announce the appointment of Kenneth R. Carson, retired Vice President of Sales, to the Board of Directors.



(c)  Exhibits

     See Exhibit Index









SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

/s/Roy E. Farmer
Roy E. Farmer, Chief Executive Officer
Date:   September 9, 2004






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Roy E. Farmer
Roy E. Farmer, President and Chief Executive Officer and Director
(principal executive officer)
Date:   September 9, 2004


/s/John E. Simmons
John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   September 9, 2004


/s/Guenter W. Berger
Guenter W. Berger, Vice President and Director
Date:   September 9, 2004


/s/Lewis A. Coffman
Lewis A. Coffman
Director
Date:   September 9, 2004


/s/Thomas A. Maloof
Thomas A. Maloof
Director
Date:   September 9, 2004


/s/John H. Merrell
John H. Merrell
Director
Date:   September 9, 2004


/s/John Samore, Jr.
John Samore, Jr.
Director
Date:   September 9, 2004


/s/Kenneth R. Carson
Kenneth R. Carson
Director
Date:   September 9, 2004








                                EXHIBIT INDEX

3 (i) Certificate of Incorporation  (1)

3(ii) By-laws   (2)

14    Code of ethics  (CEO and CFO) (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

31.1	Certification of Chief Executive Officer (Section 302 of Sarbanes-Oxley
         Act of 2002) (filed herewith)

31.2	Certificate of Chief Financial Officer (Section 302 of Sarbanes-Oxley
         Act of 2002) (filed herewith)

32.1	Certificate of Chief Executive Officer (Section 906 of Sarbanes-Oxley
         Act of 2002) (furnished herewith)

32.2	Certification of Chief Financial Officer (Section 906 of Sarbanes-Oxley
         Act of 2002) (furnished herewith)

99    Additional Exhibits

1.	List of properties  (filed herewith)



(1) Incorporated by reference from Company's report on Form 10-Q filed May 13, 2004.
(2) Incorporated by reference from Company's report on Form 10-Q filed May 13, 2004.