Form 10-Q
period 2004-09-30
FARMER BROTHERS CO
filed 2004-11-09
CIK 34563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTRLY PERIOD ENDED SEPTEMBER 30, 2004 OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________

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


                                  (310)787-5200
                (Registrant's telephone number, including area code)





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

On November 5, 2004 Registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant's only class of common stock.











PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Dollars in thousands, except share and per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                         For the three months
                                          ended September 30,
                                             2004        2003

Net sales                                   $46,708     $45,665
Cost of goods sold                           17,469      16,033
  Gross profit                               29,239      29,632
Selling expense                              21,827      22,317
General and administrative expense            6,410       6,258
  Operating expenses                         28,237      28,575
Income from operations                        1,002       1,057

Other income:
   Dividend income                              869         802
   Interest income                              476         651
   Other, net                                    85       1,572
                                              1,430       3,025
Income before taxes                           2,432       4,082
  Income taxes                                  935       1,571
Net income                                   $1,497      $2,511


Net income per share                          $0.11       $0.14

Weighted average shares outstanding       13,560,800  17,829,280

Dividends declared per share                  $0.10      $0.09







The accompanying notes are an integral part of these financial statements.















FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS

                                               September 30,      June 30,
                                                    2004            2004
ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents                          $15,985         $21,807
   Short term investments                             182,417         176,903
   Accounts and notes receivable, net                  14,831          14,565
   Inventories                                         34,918          35,579
   Income tax receivable                                    -              -
   Deferred income taxes                                  775             408
   Prepaid expenses                                     1,949           2,683
     Total current assets                            $250,875        $252,720

Property, plant and equipment, net                     43,056          42,300
Notes receivable                                          143             143
Other assets                                           21,515          21,609
Deferred income taxes                                   1,099           1,099
     Total assets                                    $316,688        $317,871

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $7,717          $9,589
   Accrued payroll expenses                             5,251           6,999
   Other                                                4,864           4,601
     Total current liabilities                        $17,832         $21,189

Accrued postretirement benefits                       $27,487         $26,984
     Total Liabilities                                $45,319         $48,173
Commitments and contingencies

Shareholders' equity:
   Common stock, $1.00 par value,
      authorized 20,000,000 shares;                   $16,075         $16,075
      16,075,080 issued and outstanding
   Additional paid-in capital                          32,300          32,248
   Retained earnings                                  283,803         283,654
   Unearned ESOP shares                               (60,072)        (61,542)
   Less accumulated comprehensive loss                   (737)           (737)
       Total shareholders' equity                    $271,369        $269,698
       Total liabilities and
          shareholders' equity                       $316,688        $317,871





The accompanying notes are an integral part of these financial statements.



FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                            For the three months
                                             ended September 30,
                                               2004       2003
Cash flows from operating activities:
   Net income                                    $1,497     $2,511

Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Depreciation                                   1,894      1,745
   Loss on sales of assets                          (11)       (30)
   ESOP compensation expense                      1,522      1,217
   Net loss on investments                       (   75)    (1,508)
  Change in assets and liabilities:
     Short term investments                      (5,440)     8,632
     Accounts and notes receivable                 (277)       969
     Inventories                                    661         97
     Income tax receivable                          408      1,540
     Prepaid expenses and other assets              828        865
     Accounts payable                            (1,872)       966
     Accrued payroll and expenses and other      (1,485)    (1,960)
     Accrued postretirement benefits                503        136
     Other  long term liabilities                     -        411

 Total adjustments                               (3,344)    13,080
Net cash (used in) provided by
    Operating activities                        ($1,847)   $15,591

Cash flows from investing activities:
   Purchases of property, plant and equipment    (2,678)    (1,864)
   Proceeds from sales of property, plant
      and equipment                                  39         30
   Notes repaid                                      11         10
Net cash used in investing activities            (2,628)    (1,824)

Cash flows from financing activities:
   Dividends paid                                (1,347)    (1,699)

Cash used in financing activities                (1,347)    (1,699)

Net (decrease) increase in cash and
   Cash equivalents                              (5,822)    12,068
Cash and cash equivalents at beginning of period 21,807     19,961
Cash and cash equivalents at end of period      $15,985    $32,029
Supplemental disclosure of cash flow information:
   Income tax payments                             $155        $32



The accompanying notes are an integral part of these financial statements.




Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Farmer Bros Co. annual report on Form 10-K for the year ended June 30, 2004.

Per share amounts included in the accompanying consolidated financial statements and in the notes to the consolidated financial statements have been retroactively adjusted for all periods presented to reflect a ten-for one stock split in May 2004.

Note 2. Investments

Investments are as follows (in thousands):
                                   September 30,    June 30,
                                        2004           2004
 Trading securities at fair value
    U.S. Treasury obligations        $124,472        $119,528
    Preferred stock                    58,481          56,037
    Futures, options and other
        derivative investments           (536)          1,338
                                     $182,417        $176,903

Note 3.  Inventories
(in thousands)

September 30, 2004
                             Processed   Unprocessed     Total
Coffee                        $ 2,849       $10,767     $13,616
Allied products                11,085         4,328      15,413
Coffee brewing equipment        2,278         3,611       5,889
                              $16,212       $18,706     $34,918
June 30, 2004
                             Processed   Unprocessed     Total
Coffee                        $ 3,034       $10,736     $13,770
Allied products                11,800         3,665      15,465
Coffee brewing equipment        2,341         4,003       6,344
                              $17,175       $18,404     $35,579


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


Note 4.  Pension Plans

The Company has a contributory defined benefit pension plan for all employees not covered under a collective bargaining agreement and a non-contributory defined benefit plan for certain hourly employees covered under a collective bargaining agreement. The net periodic pension costs for the defined benefit plans were as follows:

Components of Net Periodic Benefit Cost
(in thousands)
                                    Three months ended September 30
                                                     2004      2003
Service cost                                           $529      $594
Interest cost                                         1,071       988
Expected return on plan assets                       (1,559)   (1,362)
Amortization of transition obligation (asset)             0         0
Amortization of prior service cost                       46        62
Amortization of net (gain) loss                          18       336
    Net periodic benefit cost                          $105    $2,621



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Financial Condition

There have been no material changes in the Company's liquidity or financial condition since the year ended June 30, 2004.

(in thousands)                  September 30,  June 30,
                                    2004         2004

Current assets                    $250,875     $252,720
Current liabilities                 17,832     $ 21,189
  Working capital                 $233,043     $231,531

Total assets                      $316,688     $317,871

All present and future liquidity needs are expected to be met by internal sources. The Company tries not to rely on banks or other third parties for its working capital and other liquidity needs. There have been no changes in the needs or commitments described in the Company's Annual Report on Form 10-K.


Results of Operations

The operating trends discussed in the Form 10-K for fiscal 2004 have continued into the first quarter of fiscal 2005. Net sales showed limited improvement and increased 2% in the first quarter of fiscal 2005 to $46,708,000 as compared to $45,665,000 in the same quarter of fiscal 2004. Gross profit decreased 2% to $29,239,000 in the fiscal quarter ended September 30, 2004 as compared to $29,632,000 in the same quarter of fiscal 2004. The average cost of green coffee during the first quarter of fiscal 2005 has decreased 3% as compared to the average cost of green coffee during the quarter ended June 30, 2004, but costs are 16% higher than the average cost of green coffee for the fiscal quarter ended September 30, 2003.

Operating expenses, consisting of selling and general and administrative expenses, decreased 1% in the first quarter of fiscal 2005 to $28,237,000 as compared to $28,575,000 in the same quarter of fiscal 2004.

Other income in the first quarter of fiscal 2005 decreased 53% to $1,430,000 from $3,025,000 in the first quarter of fiscal 2004. Interest rate and green coffee market volatility can cause fluctuations in other income. Gross realized gains and losses at September 30, 2004 were $931,000 and ($1,746,000), respectively, as compared to $4,362,000 and ($19,000), respectively, in the same quarter of the prior fiscal year. Net unrealized gains (losses) at September 30, 2004 were $740,000 as compared to ($2,835,000) at September 30, 2003.

As the result of the above mentioned factors, net income for the first quarter of fiscal 2005 decreased 44% to $1,497,000 or $0.11 per share, as compared to $2,511,000, or $0.14 per share, for the first quarter of fiscal 2004.

Quarterly Summary of Results (in thousands of dollars):

                               9/30/03 12/31/03  3/31/04  6/30/04  9/30/04
Net sales                      $45,665  $51,511  $49,069  $47,344  $46,708
Gross profit                   $29,632  $32,573  $30,581  $29,398  $29,239
Income from operations          $1,057   $3,124     $743  ($1,161)  $1,002
Net income                      $2,511   $2,565   $5,603   $2,008   $1,497
Net income per common share      $0.14    $0.15    $0.42    $0.11    $0.11



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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and treasury securities. As of September 30, 2004 over 56% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 84 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,200,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2004. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

Interest Rate Changes
(In thousands)

                  Market Value at September 30, 2004    Change in Market
                    Preferred     Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio

- -150 basis points
    ("b.p.")           $64,571              $0      $64,571         $5,006
- -100 b.p.               63,097              14       63,111          3,545
Unchanged               58,464           1,101       59,566              0
+100 b.p.               52,982           5,754       58,736         (  830)
+150 b.p.               50,303           8,482       58,785         (  781)


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

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee contracts at September 30, 2004. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and put options and relevant commodity purchase agreements at September 30, 2004.

Commodity Risk Disclosure

(In thousands)
                  Market Value of
Coffee Cost    Coffee          Futures               Change in Market Value
   Change     Inventory       & Options       Totals  Derivatives Inventory

        -20%    $10,900        $5,552         $16,452    $5,551     ($2,716)
  unchanged      13,616         1,198          14,814         -           -
         20%     16,300        (4,353)         11,947    (5,551)      2,684


At September 30, 2004 the derivatives consisted mainly of commodity futures with maturities shorter than four months.


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


(b)  Reports on Form 8-K.

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

FARMER BROS. CO.

/s/ Roy E. Farmer

Roy E. Farmer, President and Chief Executive Officer and Director
(principal executive officer)
Date:   November 8, 2004

/s/ John E. Simmons

John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   November 8, 2004