Form 10-Q
period 2004-12-31
FARMER BROTHERS CO
filed 2005-02-09
CIK 34563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004 OR
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

On January 31, 2005 Registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the Registrant's only class of common stock.












PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Dollars in thousands, except share and per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                     For the three months  For the six months
                                      ended December 31,    ended December 31,
                                        2004       2003       2004       2003

Net sales                             $51,220    $51,511    $97,928    $97,176

Cost of goods sold                     20,922     18,938     38,391     34,971
Gross profit                           30,298     32,573     59,537     62,205

Selling expense                        22,722     22,967     44,549     45,284
General and administrative expense      6,877      6,482     13,287     12,740
Operating expenses                     29,599     29,449     57,836     58,024
Income from operations                    699      3,124      1,701      4,181

Other income and expense:
   Dividend income                        865        881      1,734      1,683
   Interest income                        585        570      1,061      1,221
   Other, net                          (8,307)      (403)    (8,222)     1,169
                                       (6,857)     1,048     (5,427)     4,073

(Loss) income before taxes             (6,158)     4,172     (3,726)     8,254

Income taxes                           (2,090)     1,607     (1,155)     3,178

Net (loss) income                     ($4,068)    $2,565    ($2,571)    $5,076

Net (loss) income per common share     ($0.30)     $0.15     ($0.18)     $0.29
Weighted average
   shares outstanding              13,615,530 17,512,660 13,588,170 17,670,970
Dividends declared per share            $0.10     $0.095      $0.20      $0.19









The accompanying notes are an integral part of these financial statements.








FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS


                                                 December 31,     June 30,
                                                     2004           2004
                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $27,596        $21,807
   Short term investments                            168,185        176,903
   Accounts and notes receivable, net                 15,744         14,565
   Inventories                                        32,671         35,579
   Income tax receivable                               3,525            408
   Deferred income taxes                                 775            775
   Prepaid expenses                                    3,369          2,683
     Total current assets                           $251,865       $252,720

Property, plant and equipment, net                   $41,828        $42,300
Notes receivable                                         143            143
Other assets                                          21,408         21,609
Deferred income taxes                                  1,099          1,099
     Total assets                                   $316,343       $317,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $11,700         $9,589
   Accrued payroll expenses                            4,775          6,999
   Other                                               4,466          4,601
     Total current liabilities                       $20,941        $21,189

Accrued post-retirement benefits                     $28,057        $26,984
     Total liabilities                               $48,998        $48,173

Commitments and contingencies

Stockholders' equity:
   Common stock, $1.00 par value,
      authorized 20,000,000 shares;                  $16,075        $16,075
      16,075,080 shares issued and outstanding
   Additional paid-in capital                         32,381         32,248
   Retained earnings                                 278,390        283,654
   Unearned ESOP shares                              (58,764)       (61,542)
   Less accumulated comprehensive loss                  (737)          (737)
       Total stockholders' equity                   $267,345       $269,698
       Total liabilities and
          stockholders' equity                      $316,343       $317,871

The accompanying notes are an integral part of these financial statements.





FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                For the six months
                                                ended December 31,
                                                  2004       2003
Cash flows from operating activities:
   Net (loss) income                            ($2,571)    $5,076

Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Depreciation                                   4,043      3,508
   Loss on sales of assets                          (20)       (45)
   ESOP compensation expense                      2,911      2,343
   Net (loss) gain on investments                (8,521)     1,323
  Change in assets and liabilities:
     Short term investments                      17,239       (994)
     Accounts and notes receivable               (1,201)       (78)
     Inventories                                  2,908        588
     Income tax receivable                       (3,117)       332
     Prepaid expenses and other assets             (485)       (36)
     Accounts payable                             2,111        611
     Accrued payroll expenses and other          (2,359)    (1,696)
     Accrued post-retirement benefits             1,073      1,167

 Total adjustments                               14,582      7,023

Net cash provided by
    operating activities                        $12,011    $12,099

Cash flows from investing activities:
   Purchases of property, plant and equipment    (3,606)    (3,760)
   Proceeds from sales of property, plant
      and equipment                                  55         52
   Notes repaid                                      22         19
Net cash used in investing activities            (3,529)    (3,689)

Cash flows from financing activities:
   Dividends paid                                (2,693)    (3,088)
   ESOP contributions                                 -     (1,177)
   Proceeds from sale of short-term investments       -    111,161
   Purchase of capital stock                          -   (111,161)
Cash used in financing activities                (2,693)    (4,265)

Net increase in cash and
   cash equivalents                               5,789      4,145
Cash and cash equivalents at beginning of period 21,807     19,961
Cash and cash equivalents at end of period      $27,596    $24,106

Supplemental disclosure of cash flow information:
   Income tax payments                           $1,655     $2,250


The accompanying notes are an integral part of these financial statements.



Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

The consolidated balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Farmer Bros. Co. annual report on Form 10-K for the fiscal year ended June 30, 2004.

Share and per share amounts included in the accompanying consolidated financial statements and in the notes to the consolidated financial statements have been retroactively adjusted for all periods presented to reflect a ten-for-one stock split in May 2004.

Note 2. Investments

Investments are as follows (in thousands):
                                   December 31,      June 30,
                                        2004           2004
 Trading securities at fair value
    U.S. Treasury obligations        $114,380        $119,528
    Preferred stock                    57,297          56,037
    Futures, options and other
        derivative investments         (3,491)          1,338
                                     $168,186        $176,903
Note 3.  Inventories
(in thousands)

December 31, 2004
                             Processed   Unprocessed     Total
Coffee                        $ 2,294       $11,473     $13,767
Allied products                10,221         3,144      13,365
Coffee brewing equipment        1,802         3,737       5,539
                              $14,317       $18,354     $32,671
June 30, 2004
                             Processed   Unprocessed     Total
Coffee                        $ 3,034       $10,736     $13,770
Allied products                11,800         3,665      15,465
Coffee brewing equipment        2,341         4,003       6,344
                              $17,175       $18,404     $35,579

Interim LIFO Calculations

An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

Note 4.  Pension Plans

The Company has a contributory defined benefit pension plan for all employees not covered under a collective bargaining agreement and a non-contributory defined benefit plan for certain hourly employees covered under a collective bargaining agreement. The net periodic pension costs for the defined benefit plans were as follows:

Components of Net Periodic Benefit Cost
(in thousands)
                                            Three months ended December 31
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

There have been no material changes in the Company's liquidity or capital resources since the fiscal year ended June 30, 2004. The Company continues to maintain a strong working capital position.

(in thousands)                  December 31,   June 30,
                                    2004         2004

Current assets                    $251,865     $252,720
Current liabilities               $ 20,941     $ 21,189
  Working capital                 $230,924     $231,531

Total assets                      $316,343     $317,871

All present and future liquidity needs are expected to be met by internal sources. The Company does not expect it will need to rely on banks or other third parties for its working capital and other liquidity needs. There have been no changes in the needs or commitments described in the Company's annual report on Form 10-K.

Results of Operations

The operating trends discussed in the Form 10-K for fiscal 2004 have continued into the first half of fiscal 2005. Net sales were virtually flat for the quarter and six months ended December 31, 2004 compared with prior periods.
Net sales for the three months ended December 31, 2004 reached $51,220,000, compared with $51,511,000 in the same quarter of fiscal 2004. Net sales for the first half of fiscal 2005 reached $97,928,000, compared with $97,176,000 in the first half of fiscal 2004.

Gross profit decreased 7% to $30,298,000 in the fiscal quarter ended December 31, 2004 as compared to $32,573,000 in the same quarter of fiscal 2004. Gross profit for the six months ended December 31, 2004 decreased 4% to $59,537,000 as compared to $62,205,000 during the first half of fiscal 2004. This decrease primarily reflected the near-term direct effect of a volatile, sustained increase in green coffee prices during the most recent fiscal quarter. Although the Company expects to be able to pass on this cost increase over time by charging higher prices for its roast coffee products, such price increases lag increases in the cost of green coffee. Although many of the Company's competitors have also adjusted their pricing to reflect higher green coffee costs, there is no way to predict when or if the Company will return to its previous profit margins.

Operating expenses, consisting of selling and general and administrative expenses, increased 1% in the second quarter of fiscal 2005 to $29,599,000 as compared to $29,449,000 in the same quarter of fiscal 2004. Fiscal year-to-date operating expenses were $57,836,000 for fiscal 2005 as compared to $58,024,000 in fiscal 2004. This small change in operating expenses was the result of several differences (in thousands):
                                 Six month period ended
                                    December 31,
                                   2004      2003
Legal                             $  432    $1,270
IT software depreciation           1,451       658
IT consulting                      1,494     1,914
ESOP                               3,326     2,631
Employee benefits                  1,931     2,851
                                  $8,634    $9,324
IT consulting costs are expected to continue to decrease through the balance of fiscal 2005. We expect to incur minimal additional IT consulting as we refine our manufacturing system. Most continuing consulting costs are associated with the new sales system, and will be capitalized for the balance of fiscal 2005. We expect the new sales system to go live in the early summer.

The increased ESOP expense reflects the increased number of shares acquired by the ESOP last year. The employee benefits decrease primarily resulted from actuarially derived pension and retiree medical costs.

In addition, we expect to incur additional consulting costs associated with Sarbannes-Oxley 404 implementation during the remainder of fiscal 2005. None of these costs are yet reflected in 2005 operating expenses, but we anticipate that we will incur at least $650,000 in such costs during the remainder of fiscal 2005. Total consulting costs associated with this project, divided between fiscal 2004 and 2005, may exceed $1,000,000.

As a result of the smaller gross profit and flat operating expenses, second quarter 2005 income from operations decreased to $699,000 as compared to $3,124,000 in the same quarter of fiscal 2004. Similarly, income from operations for fiscal year-to-date 2005 decreased to $1,701,000 as compared to $4,181,000 in the same period of fiscal 2004.

Other income (expense) in the second quarter of fiscal 2005 was $6,857,000 as compared to $1,048,000 in the same quarter of fiscal 2004, primarily as a result of higher green coffee prices during the second quarter of fiscal 2005. Other income (expense) for the first half of fiscal 2005 was a loss of ($5,427,000) as compared to income of $4,073,000 in fiscal 2004.

Other, net (expense) in the second quarter of fiscal 2005 was ($8,307,000), as compared to Other, net (expense) of ($403,000) in the same quarter of fiscal 2004. Higher green coffee prices during the second quarter of fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net (expense) during the second quarter of fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($8,821,000), offset by net gains of $514,000 on other investments.

For the first six months of fiscal 2005, Other, net (expense) was ($8,222,000), as compared to Other, net income of $1,169,000 for the same period of fiscal 2004. Higher green coffee prices during the second quarter of fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net (expense) during the first six months of fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($9,663,000), offset by net gains on other investments. The net realized and unrealized losses during the three and six month periods ended December 31, 2004 consisted of the following (in thousands):

                                 Three month period  Six month period
                                       ended             ended
                                  December 31, 2004   December 31, 2004

Realized coffee gains               $1,340              $2,063
Realized coffee losses              (7,665)             (7,687)
Unrealized coffee losses            (2,496)             (4,039)
   Totals                          ($8,821)            ($9,663)

As the result of the above mentioned factors, net loss for the second quarter of fiscal 2005 was ($4,068,000) or ($0.30) per share, as compared to net income of $2,565,000 or $0.15 per share, for the same quarter of fiscal 2004. Net loss for the first half of fiscal 2005 was ($2,571,000) or ($0.18) per share, as compared to net income of $5,076,000 or $0.29 per share in the first half of fiscal 2004.

Quarterly Summary of Results (in thousands, except per share data):

Quarter ended                12/31/03  3/31/04  6/30/04  9/30/04 12/31/04

Net sales                     $51,511  $49,069  $47,344  $46,708  $51,220
Gross profit                  $32,573  $30,581  $29,398  $29,253  $30,298
Income (loss) from operations  $3,124     $743  ($1,161)  $1,002     $699
Net income (loss)              $2,565   $5,603   $2,008   $1,497  ($4,068)
Net income (loss)
   per common share             $0.15    $0.42    $0.11    $0.11   ($0.30)

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management's current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like "anticipates," "feels," "estimates," "projects," "expects," "plans," "believes," "intends," "will," "assumes" and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the Company's continued success in attracting new customers, variances from budgeted sales mix and growth rates, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company's filings with the SEC.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and U.S. Treasury securities. As of December 31, 2004 over 52% of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 93 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,150,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2004. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

Interest Rate Changes
(In thousands)
                  Market Value at December 31, 2004    Change in Market
                    Preferred     Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio
-150 basis points
    ("b.p.")           $63,036              $0      $63,036         $5,114
-100 b.p.               61,665               2       61,667          3,745
Unchanged               57,280             642       57,921              0
+100 b.p.               52,174           4,699       56,874         (1,048)
+150 b.p.               49,625           7,344       56,968         (  953)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options.


Commodity Price Changes

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business, we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always be passed on to our customers. The Company holds a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in Other, net.

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee futures and options at December 31, 2004. It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and options and relevant forward commodity purchase agreements at December 31, 2004 (in thousands):

                  Market Value of
Coffee Price    Coffee          Futures           Change in Market Value
   Change     Inventory       & Options       Totals  Derivatives Inventory

        -20%    $11,013        $1,637         $12,650    $5,770     ($2,753)
  unchanged      13,767        (4,133)          9,634
         20%     16,520        (8,785)          7,735    (4,652)      2,753

At December 31, 2004 the derivatives consisted mainly of exchange traded commodity futures and options with maturities shorter than four months.








Item 4 Controls & Procedures

As of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. They have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal control over financial reporting.


PART II OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.

(a) The Company held its Annual Meeting of Stockholders on December 14, 2004.
(b) Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.
(c) The two items voted upon at the meeting were (i) to elect three directors to a three-year term of office expiring at the 2007 Annual Meeting of Stockholders ("Item 1"); and (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2005 ("Item 2").

The results of voting at the Annual Meeting of Stockholders follows:

Item 1 - Election of Directors

                                 FOR                         WITHHOLD
Lewis A. Coffman              12,273,023                     2,734,070
John Samore, Jr.              12,671,935                     2,335,158
Kenneth R. Carson             12,251,756                     2,755,337

Item 2 - Ratification of Selection of Ernst & Young LLP as Independent Auditors for the fiscal year ending June 30, 2005

    FOR                    AGAINST     ABSTAIN           TOTAL
   14,874,710              85,044      47,339          15,007,093

All nominees to the Board of Directors were declared to have been elected as directors to hold office until the 2007 Annual Meeting of Stockholders. Item 2 was declared to have been approved.


(d) Not applicable.




Item 6.  Exhibits and reports on Form 8-K.
         (a) Exhibits.  See Exhibit Index.

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

A Form 8-K dated and filed with the Commission on November 10, 2004, announcing first quarter 2005 earnings and noting a change in the date of the Annual Meeting of Stockholders.

A Form 8-K dated December 14, 2004 and filed with the Commission on December 15, 2004 presenting the script of an address to the Company's Annual Meeting of Stockholders by its Chief Financial Officer.

A Form 8-K dated December 16, 2004 and filed with the Commission on December 17, 2004 announcing a dividend and presenting the certified results of proxy voting in connection with the December 14, 2004 Annual Meeting of Stockholders.

A Form 8-K dated January 9, 2005 and filed with the Commission on January 10, 2005 announcing the appointment of Guenter W. Berger as Interim Chief Executive Officer after the sudden death of Chairman and CEO Roy E. Farmer.

A Form 8-K dated and filed with the Commission on January 14, 2005, announcing the appointment of Carol Farmer Waite to the Company's Board of Directors, filling a seat vacated by the death of her brother Roy E. Farmer on January 7, 2005.




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FARMER BROS. CO.

/s/ Guenter W. Berger

Guenter W. Berger, Vice President, Interim Chief Executive Officer and Director(principal executive officer)
Date:   February 8, 2005

/s/ John E. Simmons

John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   February 8, 2005








EXHIBIT INDEX

3.1 Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2 By-laws (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.1 The Farmer Bros. Co. Pension Plan for Salaried Employees (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).

10.2 The Farmer Bros. Co. Incentive Compensation Plan (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).

10.3 The Farmer Bros. Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).

10.4 Farmer Bros. Co. Employee Stock Ownership Plan Amendment 2 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).

10.5 Farmer Bros. Co. Employee Stock Ownership Plan Amendment 3 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).

10.6 Loan Agreement dated July 21, 2003 between the Company and Wells Fargo Bank, Trustee of the Farmer Bros Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange
Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange
Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(filed herewith)

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section
1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section
1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)