Form 10-Q
period 2005-03-31
FARMER BROTHERS CO
filed 2005-05-09
CIK 34563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR
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

On May 6, 2005 Registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the Registrant's only class of common stock.












PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements (Dollars in thousands, except share and per share data)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                     For the three months  For the nine months
                                      ended March 31,        ended March 31,
                                        2005       2004       2005       2004

Net sales                             $50,271    $49,069   $148,199   $146,245

Cost of goods sold                     20,928     18,488     59,319     53,459
Gross profit                           29,343     30,581     88,880     92,786

Selling expense                        23,943     22,735     68,492     68,019
General and administrative expense      7,567      7,103     20,854     19,843
Operating expenses                     31,510     29,838     89,346     87,862
(Loss) income from operations          (2,167)       743     (  466)     4,924

Other expense and income:
   Dividend income                        850        844      2,584      2,527
   Interest income                        738        935      1,799      2,156
   Other, net (expense) income         (3,019)     4,980    (11,241)     6,149
                                       (1,431)     6,759     (6,858)    10,832

(Loss) income before taxes             (3,598)     7,502     (7,324)    15,756

Income taxes (benefit)                 (4,454)     1,899     (5,609)     5,077

Net income(loss)                      $   856     $5,603    ($1,715)   $10,679

Net income (loss) per common share      $0.06      $0.42     ($0.13)     $0.66
Weighted average
   shares outstanding              13,687,840 13,457,300 13,621,390 16,266,410
Dividends declared per share            $0.10     $0.095      $0.30      $0.29









The accompanying notes are an integral part of these financial statements.








FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS


                                                   March 31,     June 30,
                                                     2005           2004
                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $ 6,420        $21,807
   Short term investments                            181,041        176,903
   Accounts and notes receivable, net                 15,465         14,565
   Inventories                                        37,691         35,579
   Income tax receivable                               6,137            408
   Deferred income taxes                               2,052            775
   Prepaid expenses                                    4,296          2,683
     Total current assets                           $253,102       $252,720

Property, plant and equipment, net                   $41,856        $42,300
Notes receivable                                         143            143
Other assets                                          21,293         21,609
Deferred income taxes                                  1,806          1,099
     Total assets                                   $318,200       $317,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $11,245         $9,589
   Accrued payroll expenses                            5,232          6,999
   Other                                               4,576          4,601
     Total current liabilities                       $21,053        $21,189

Accrued post-retirement benefits                     $28,581        $26,984
     Total liabilities                               $49,634        $48,173

Commitments and contingencies

Stockholders' equity:
      Common stock, $1.00 par value,
      authorized 20,000,000 shares;
      16,075,080 shares issued and outstanding       $16,075        $16,075
   Additional paid-in capital                         32,419         32,248
   Retained earnings                                 277,874        283,654
   Unearned ESOP shares                              (57,065)       (61,542)
   Less accumulated comprehensive loss                  (737)          (737)
       Total stockholders' equity                   $268,566       $269,698
       Total liabilities and
          stockholders' equity                      $318,200       $317,871

The accompanying notes are an integral part of these financial statements.





FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                   For the nine months
                                                ended March 31,
                                                  2005       2004
Cash flows from operating activities:
   Net (loss) income                            ($1,715)   $10,679

Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
   Depreciation                                   6,221      5,302
   Deferred income taxes                         (1,984)         -
   Loss on sales of assets                          (19)       (52)
   ESOP compensation expense                      4,648      3,835
   Net (loss) on investments                    (11,786)      (631)
  Change in assets and liabilities:
     Short term investments                       7,649     (2,738)
     Accounts and notes receivable               (  935)    (3,846)
     Inventories                                 (2,112)       722
     Income tax receivable                       (5,729)     1,978
     Prepaid expenses and other assets           (1,298)       883
     Accounts payable                             1,656      2,278
     Accrued payroll expenses and other          (1,792)     3,479
     Accrued post-retirement benefits             1,597      1,684
     Other long term liabilities                      -     (5,570)
  Total adjustments                              (3,884)     7,324

Net cash (used in) provided by
      operating activities                      ($5,599)   $18,003

Cash flows from investing activities:
   Purchases of property, plant and equipment    (5,841)    (5,806)
   Proceeds from sales of property, plant
      and equipment                                  83         86
   Notes repaid                                      35         34
Net cash (used in) investing activities          (5,723)    (5,686)

Cash flows from financing activities:
   Dividends paid                                (4,065)    (4,354)
   ESOP contributions                                 -    (32,412)
   Proceeds from sale of short-term investments       -    111,161
   Purchase of capital stock                          -   (111,161)
   Issue capital stock                                -     31,236
Net cash (used in) financing activities          (4,065)    (5,530)

Net(decrease) increase in cash
     and cash equivalents                       (15,387)     6,787

Cash and cash equivalents at beginning of period 21,807     18,986
Cash and cash equivalents at end of period      $ 6,420    $25,773


The accompanying notes are an integral part of these financial statements.




Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

Note 2. Investments

Investments are as follows (in thousands):
                                      March 31,      June 30,
                                        2005           2004
 Trading securities at fair value
    U.S. Treasury obligations        $119,274        $119,528
    Preferred stock                    60,921          56,037
    Futures, options and other
        derivative investments            846           1,338
                                     $181,041        $176,903
Note 3.  Inventories
(in thousands)

March 31, 2005
                             Processed   Unprocessed     Total
Coffee                        $ 3,071       $13,584     $16,655
Allied products                12,309         3,793      16,102
Coffee brewing equipment        1,744         3,190       4,934
                              $17,124       $20,567     $37,691
June 30, 2004
                             Processed   Unprocessed     Total
Coffee                        $ 3,034       $10,736     $13,770
Allied products                11,800         3,665      15,465
Coffee brewing equipment        2,341         4,003       6,344
                              $17,175       $18,404     $35,579

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

Note 4.  Pension Plans

The Company has a contributory defined benefit pension plan for all employees not covered under a collective bargaining agreement and a non-contributory defined benefit plan for certain hourly employees covered under a collective bargaining agreement. The net periodic benefit costs for the defined benefit plans were as follows:

Components of Net Periodic Benefit Cost
(in thousands)
                                            Three months ended March 31,
                                                       2005      2004

Service cost                                           $529      $594
Interest cost                                         1,071       988
Expected return on plan assets                       (1,559)   (1,362)
Amortization of transition obligation (asset)             0         0
Amortization of prior service cost                       46        62
Amortization of net loss                                 18       336
    Net periodic benefit cost                          $105      $618

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

There have been no material changes in the Company's liquidity or capital resources since the fiscal year ended June 30, 2004. The Company continues to maintain a strong working capital position. All present and future liquidity needs are expected to be met by internal sources. The Company does not expect to rely on banks or other third parties for its working capital and other liquidity needs.

(in thousands)                     March 31,   June 30,
                                    2005         2004

Current assets                    $253,102     $252,720
Current liabilities                 21,053       21,189
  Working capital                 $232,049     $231,531

Total assets                      $318,200     $317,871

The company has broken ground on a new warehouse in Bakersfield, California, and has resumed construction of a warehouse in Chico, California, that had been delayed this winter by wet weather. Each of these warehouses will replace existing warehouses in these locations and are expected to provide much needed space in these service areas. Additionally, the Company has entered into an agreement to acquire a warehouse in Oakland, California, to meet the needs of our growing Northern California service area by providing additional space and is expected to improve operating efficiencies. The total cost for the Oakland facility is not expected to exceed $3 million.

Otherwise, there have been no changes in the needs or commitments described in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004.

Results of Operations

We believe the Company's continued emphasis on sales, focused sales training, new product development, new promotional materials and revised pricing is beginning to have a positive effect on net sales. Net sales increased 2% to $50,271,000 for the quarter ended March 31, 2005 as compared to $49,069,000 for the same quarter of fiscal 2004. Net sales for the nine months ended March 31, 2005 increased 1% to $148,199,000 as compared to $146,245,000 in the same period of fiscal 2004. The third quarter sales increase largely reflects roast coffee price increases in late December 2004, and a modest increase in sales of non-coffee products. On March 28, 2005, the Company increased roast coffee prices in line with the market. The effect of this increase will be reflected in operating results for the fourth quarter of fiscal 2005.

Gross profit decreased 4% to $29,343,000 in the quarter ended March 31, 2005 as compared to $30,581,000 in the same quarter of fiscal 2004. Gross profit for the nine months ended March 31, 2005 decreased 4% to $88,880,000 as compared to $92,786,000 during the first nine months of fiscal 2004. This decrease primarily reflects a sustained increase in green coffee prices since November 2004, and the lagging impact of the Company's increase in roast coffee sales prices. We expect the effect of the Company's most recent price increases will be observed in the fourth quarter of fiscal 2005. There is no way to predict when or if the Company will return to its previous profit margins or what the impact of higher prices will be on demand for the Company's products.

Operating expenses, consisting of selling and general and administrative expenses, increased 6% in the third quarter of fiscal 2005 to $31,510,000 as compared to $29,838,000 in the same quarter of fiscal 2004. Fiscal year-to-date operating expenses increased 2% to $89,346,000 for fiscal 2005 as compared to $87,862,000 in fiscal 2004. This increase in operating expenses for the nine months ended March 31, 2005 was primarily the result of the following differences (in thousands):

                                 Nine month period ended
                                       March 31,
                                   2005       2004

IT software depreciation         $ 2,339   $ 1,051
Consulting                         2,539     3,020
Gas, oil and grease                4,091     3,113
ESOP                               5,326     4,320
Post retirement benefit costs      3,237     4,765
                                 $17,532   $16,269

Consulting costs associated with the new sales system continue and are not reflected above. These costs will continue to be capitalized for the balance of fiscal 2005. We expect the new sales system to go live in the early summer. Consulting costs during the first nine months of fiscal 2005 include $307,000 incurred in the third quarter of fiscal 2005 associated with the implementation of Section 404 of the Sarbanes-Oxley Act. We anticipate total consulting costs associated with this project, divided between fiscal 2004 and 2005, will exceed $1,000,000.

The increased ESOP expense reflects the increased number of shares acquired by the ESOP during fiscal 2004. Post retirement benefit costs result from actuarially derived pension and retiree medical costs.

As a result of the above factors, loss from operations in third quarter of fiscal 2005 was ($2,167,000) as compared to income of $743,000 in the same quarter of fiscal 2004. Similarly, loss from operations for fiscal year-to-date 2005 was ($466,000) as compared to income of $4,924,000 in the same period of fiscal 2004.

Other (expense) in the third quarter of fiscal 2005 was ($1,431,000) as compared to income of $6,759,000 in the same quarter of fiscal 2004, and other (expense) for the first nine months of fiscal 2005 was a loss of ($6,858,000) as compared to income of $10,832,000 for the comparable period in fiscal 2004. This is primarily the result of higher green coffee prices during the second and third quarters of fiscal 2005.

Other, net (expense) in the third quarter of fiscal 2005 was a loss of ($3,019,000) as compared to income of $4,980,000 in the same quarter of fiscal 2004. Higher green coffee prices during the third quarter of fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net (expense) income during the third quarter of fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($3,329,000), offset by net gains of $63,000 on other investments.

For the first nine months of fiscal 2005, Other, net (expense) was ($11,241,000), as compared to Other, net income of $6,149,000 for the same period of fiscal 2004. Higher green coffee prices during the second and third quarters of fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net (expense) income during the first nine months of fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($12,992,000), offset by net gains on other investments. The net realized and unrealized losses during the nine month period ended March 31, 2005 consisted of the following (in thousands):

                              Nine month period
                                    ended
                                March 31, 2005
Realized coffee gains               $3,616
Realized coffee losses            ($16,862)
Unrealized coffee gains                254
   Totals                         ($12,992)

The Company reduced its tax reserve during the third quarter of fiscal 2005 resulting from a favorable determination from a state tax audit which required the reduction of a previously established tax reserve. The reduction of this tax reserve and the recognition of a tax benefit for net losses incurred for the same quarter and the first nine months of fiscal 2005 resulted in a change in the Company's effective tax rate to (76.5%) from 32.2% for the first nine months of fiscal 2005 and 2004, respectively.

As the result of the above factors, net income in the third quarter of fiscal 2005 was $856,000, or $0.06 per share, as compared to $5,603,000, or $0.42 per share, in the same quarter of fiscal 2004. Net loss for the first nine months of fiscal 2005 was ($1,715,000), or ($0.13) per share, as compared to net income of $10,679,000, or $0.66 per share, in the first nine months of fiscal 2004.

Quarterly Summary of Results (in thousands, except per share data):

Quarter ended                 3/31/04  6/30/04  9/30/04 12/31/04 3/31/05

Net sales                     $49,069  $47,344  $46,708  $51,220  $50,271
Gross profit                  $30,581  $29,398  $29,253  $30,298  $29,343
Income (loss) from operations    $743  ($1,161)  $1,002     $699  ($2,167)
Net income (loss)              $5,603   $2,008   $1,497  ($4,068)    $856
Net income (loss)
   per common share             $0.42    $0.11    $0.11   ($0.30)   $0.06

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Financial Markets

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments includes discount commercial paper, medium term notes, federal agency issues and U.S. Treasury securities. As of March 31, 2005 over 50%
of these funds were invested in instruments with maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 90 days. A 100 basis point increase in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,150,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2005. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.


Interest Rate Changes
(In thousands)
                      Market Value at March 31, 2005      Change in Market
                    Preferred     Futures &    Total     Value of Total
                      Stock         Options    Portfolio     Portfolio
-150 basis points
    ("b.p.")           $66,516              $0      $66,516         $4,926
-100 b.p.               65,190               1       65,190          3,600
Unchanged               60,904             687       61,590              0
+100 b.p.               55,836           5,081       60,917         (  674)
+150 b.p.               53,246           7,886       61,132         (  458)

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of Treasury yields, and the costs of using futures and/or options.


Commodity Price Changes

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business, we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always be passed on to our customers. The Company holds a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in Other, net (expense) income.

The following table demonstrates the impact of changes in the price of green coffee on inventory and green coffee futures and options at March 31, 2005.
It assumes an immediate change in the price of green coffee, and the valuations of coffee index futures and options and relevant forward commodity purchase agreements at March 31, 2005 (in thousands):


                  Market Value of
Coffee Price    Coffee          Futures           Change in Market Value

   Change     Inventory       & Options       Totals  Derivatives Inventory

        -20%    $13,300        $  569         $13,869    $  610     ($3,355)
  unchanged      16,655           124)         16,779
         20%     20,000        (   41)         19,959    (  165)      3,345

At March 31, 2005 the derivatives consisted mainly of commodity purchase contracts and options with maturities shorter than four months.



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



PART II OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

Effective as of March 17, 2005, our Board of Directors approved a stockholder rights plan (the "Rights Plan"), pursuant to which the Company entered into a Rights Agreement dated March 17, 2005 (the "Rights Agreement") with Wells Fargo Bank, N.A., as Rights Agent, and the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock, $1.00 par value per share (the "Common Stock"), to stockholders of record at the close of business on March 28, 2005. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share, at a purchase price of $112.50, subject to adjustment. The description and terms of the Rights are set forth in the Rights Plan. Initially, ownership of the Rights will be evidenced by the certificates representing our Common Stock then outstanding, and no separate Rights Certificates, as defined in the Rights Plan, will be distributed. The Rights are not exercisable until the distribution date, as described in the Rights Agreement, and will expire on March 28, 2015, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan.



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

A Form 8-K dated March 17, 2005 and filed with the Commission on March 18, 2005 announcing the approval of a shareholder rights plan by the Board of Directors and summarizing the terms of such rights plan.









Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FARMER BROS. CO.

/s/ Guenter W. Berger

Guenter W. Berger, Vice President, Interim Chief Executive Officer and Director(principal executive officer)
Date:   May 6, 2005

/s/ John E. Simmons

John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   May 6, 2005




















EXHIBIT INDEX

3.1 Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2 By-laws (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.3 Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 17, 2005 and incorporated herein by reference).

4.1 Rights Agreement dated March 17, 2005 by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 17, 2005 and incorporated herein by reference).

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

10.7 On January 28, 2005 the Company entered into Change in Control Severance Agreements with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons. The form of these agreements is filed herewith.

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