Form 10-K
period 2005-06-30
FARMER BROTHERS CO
filed 2005-09-13
CIK 34563

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2005
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

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on June 30, 2005 was approximately $145 million.

    On September 1, 2005 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant's only class of common stock.

                 DOCUMENTS INCORPORATED BY REFERENCE
    The following documents are incorporated by reference into this Form 10-K: the definitive proxy statement for the fiscal year ended June 30, 2005 that is expected to be filed with the U.S. Securities and Exchange Commission on or before October 28, 2005.

PART I

Item 1.  Business

General:   Farmer Bros. Co. (the "Company", "we", "our" or "Farmer Bros.?) is a
manufacturer and distributor of coffee and spices to the institutional food service segment. The Company was incorporated in California in 1923, and reincorporated in Delaware in 2004.

Our product line is specifically focused on the needs of our market segment: restaurants and other institutional food service establishments that prepare and market meals, including hotels, hospitals, convenience stores and fast food outlets. Our product line includes roasted coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cocoa, spices, and soup and beverage bases. Our product line presently includes over 300 items. About 50% of our total sales are roasted coffee products. No single product other than coffee accounts for more than 10% of our revenue. Coffee purchasing, roasting and packaging takes place at our Torrance, California plant, which also serves as the distribution hub for our branches.

Sales are made "off-truck" to our institutional food service customers at their places of business by our sales representatives who are responsible for soliciting, selling, collecting from and otherwise maintaining our customer accounts.

Raw Materials and Supplies:   Our primary raw material is green coffee, an
agricultural commodity. Green coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, political events, labor actions and armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee.

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

Other raw materials used in the manufacture of the non-coffee products (?allied products?) in our product line include a wide variety of spices, including pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. Such fluctuations, however, historically have not had a material effect on our operating results.

Trademarks and Patents:   We own 72 registered U.S. trademarks, which are
integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification.

Seasonality:   We experience some seasonal influences.  The winter months are generally the best sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer months from seasonal businesses located in vacation areas.

Distribution:   Our selling divisions distribute our products to our
institutional food service customers at their places of business by our sales representatives. Our distribution trucks are replenished from warehouses located in most large cities in the western United States. We operate our own long haul trucking fleet in an effort to more effectively control the supply of products to these warehouses. Inventory levels are maintained at each branch warehouse consisting of our complete product line and additional safety stocks to accommodate a modest interruption in supply.

Customers:   No single customer represents a significant concentration of sales. As a result, the loss of one or more of our larger customer accounts is not likely to have a material adverse effect on our results of operations. We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hospitals hotels, contract food services and convalescent hospitals. Customer contact, our distribution network and our service quality, are integral to our sales effort.

Competition:   We face competition from many sources, including the
institutional food service divisions of multi-national manufacturers of retail products such as Procter & Gamble (Folgers Coffee), Kraft Foods (Maxwell House Coffee) and Sara Lee Foods (Superior Coffee), wholesale grocery distributors such as Sysco and U.S. Food Service and regional institutional coffee roasters such as Boyd Coffee Company. Management believes we may have some competitive advantages due to our longevity, strong regional roots and our sales and service force. We differentiate ourselves from our competitors by the quality of our products, our distribution network and our customer service. Some of our competitors do not do their own distribution, however some of our customers do. Some of our customers are "price" buyers, seeking the low cost provider with little concern about service; others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive and we are often faced with price competition.

Working Capital: We finance our operations internally, and we believe that working capital from internal sources will be adequate for the coming fiscal year.

Foreign Operations: We have no material revenues from foreign operations.

Other: On June 30, 2005 we employed 1,084 employees; 456 were subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog.

We file reports electronically with the U.S. Securities and Exchange Commission (?SEC?), including Forms 10-K, 10-Q, 8-K and amendments thereto. The public may read and copy any materials filed with the SEC at the SEC's Public Reading Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The site address is http://www.sec.gov.

Our Internet website address is http://www.farmerbroscousa.com (the website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be part of this filing). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K including amendments thereto as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The Company?s Code of Ethics for its Principal Executive and Principal Financial officers is also posted on our Internet website.

RISK FACTORS

Certain statements contained in this Annual Report on Form 10-K regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows may be forward-looking statements within the meaning of federal securities laws. These statements are based on management's current expectations, assumptions, estimates and observations about our business and are subject to risks and uncertainties. As a result, actual results could materially differ from the forward-looking statements contained herein. These forward-looking statements can be identified by the use of words like "expects," "plans," "believes," "intends," "will," "assumes" and other words of similar meaning. These and other similar words can be identified by the fact that they do not relate solely to historical or current facts. While we believe our assumptions are reasonable, we caution that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these projections as more information becomes available. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The Company?s business, its future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations, and other events. The following items are representative of the risks, uncertainties and other conditions that may impact the Company?s business, future performance and the forward-looking statements that it makes in this Annual Report on Form 10-K or that it may make in the future. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase our coffee on forward contracts for delivery as long as six months in the future. In the event of non-performance by the suppliers, the Company could be exposed to credit and supply risk. Entering into such future commitments also leaves the Company subject to purchase price risk. Various techniques are used to hedge these purchases against untoward price movement. Competitive factors make it difficult for the Company to "pass through" such price fluctuation to its customers. Therefore, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce its exposure to the volatile fluctuation of green coffee costs, Farmer Bros. has, from time to time, entered into futures contracts to hedge price-to-be-established coffee purchase commitments. Open contracts associated with these hedging activities are described in Item 7A "Quantitative and Qualitative Disclosures about Market Risk."

INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.

Coffee is mainly grown outside the U.S. and can be subject to volatile price fluctuations. Weather, real or perceived shortages, labor actions and political unrest in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Green coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization or the Association of Coffee Producing Countries. These organizations have historically attempted to establish commodity price controls of green coffee through agreements that establish export quotas or by restricting coffee supplies worldwide. These organizations, or others, may succeed in raising green coffee prices.

In the past, we generally have been able to pass increases in green coffee costs to our customers. However, there can be no assurance that we will be successful in passing such fluctuations on to our customers without losses in sales volume or gross margin in the future. Similarly, rapid sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. Large roasters like Folgers (Proctor & Gamble) and Maxwell House (Kraft) have volumes far in excess of ours, with a business model that is substantially different from ours. We compete with those firms and others for a wide variety of customers, from small restaurants and donut shops, to large institutional buyers like restaurant chains, hospitals, hotels, contract food services and convalescent hospitals. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened. At Farmer Bros. we differentiate ourselves from our competitors by the quality of our products, of our distribution network and our customer service. Some of our competitors do not do their own distribution, but some of our customers do. Some of our customers are "price" buyers, seeking the low cost provider with little concern about service; others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters.

CHANGES IN CONSUMER PREFERENCES COULD ADVERSELY AFFECT OUR BUSINESS.

Our continued success depends, in part, upon the demand for coffee. Shifts in consumer preferences away from a ?standard? cup of coffee could adversely affect our profitability. Our primary market is restaurants and other food service establishments. We also provide coffee and related products to offices. We believe the success of our market segment is dependent upon personal and business expenditures in restaurants and other food service businesses. There are many beverages, hot and cold, competing for the same restaurant dollar. Our restaurant customers report that competition from such beverages continues to dilute demand for coffee. Consumers who choose soft drinks, bottled water, and flavored coffees and teas are all reducing the restaurant dollar formerly spent on a "standard" cup of coffee. Some restaurants that only sell coffee and flavored coffee products may have expanded the beverage market somewhat, but these coffee shops have also taken market share from existing Farmer Bros. customers. Although we have a line of products that compares favorably with products sold in such "specialty coffee" stores, most of our customers are restaurants that do not specialize in coffee drinks.

REDUCTIONS IN DESCRETIONARY SPENDING COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including "dining out." Economic conditions may also cause businesses to reduce travel and entertainment expenses, and even cause office coffee benefits to be eliminated. These factors could reduce demand for our products or impose practical limits on pricing, either of which could adversely affect our business, financial condition, operating results and cash flows.

OUR SALES AND DISTRIBUTION NETWORK IS COSTLY TO MAINTAIN.

Our sales and distribution network requires a large investment to maintain and operate. Costs include the fluctuating cost of gasoline, diesel and oil, the costs associated with managing, purchasing, maintaining and insuring a fleet of delivery vehicles, the costs of maintaining distribution warehouses throughout the country, and the costs of hiring, training and managing our route sales professionals. Many of these costs are beyond our control, and others are more in the nature of fixed rather than variable costs. Some competitors use alternate methods of distribution that eliminate some of the costs associated with our method of distribution.

WE ARE SELF-INSURED.  OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE
CLAIMS.

We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance have recently increased substantially. General liability, fire, workers' compensation, directors and officers liability, life, employee medical, dental and vision and automobile present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different amount of claims occur compared to what was estimated or costs of the claims increase or decrease beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods.

EMPLOYEE STRIKES AND OTHER LABOR-RELATED DISUPTIONS MAY ADVERSELY AFFECT OUR OPERATIONS.

We have union contracts relating to the majority of our workforce in our California, Oregon, Washington and Nevada markets. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future. There are potential adverse effects of labor disputes with our own employees or by others who provide transportation (shipping lines, truck drivers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. These actions could restrict our ability to obtain, process and/or distribute our products.

WE MAY ENTER INTO NEW BUSINESS VENTURES THAT COULD HAVE A NEGATIVE IMPACT ON OPERATING RESULTS.

From time to time, we evaluate potential business ventures and acquisitions. Entering into any such transaction entails many risks, any of which could materially harm our business. There is no assurance that any such venture, should we decide to enter into one, will accrue the projected returns. It is possible that such ventures could result in losses or returns that would have a negative impact on operating results.

OUR ROASTING AND BLENDING METHODS ARE NOT PROPRIETARY, SO COMPETITORS MAY BE ABLE TO DUPLICATE THEM, WHICH COULD HARM OUR COMPETITIVE POSITION.

We consider our roasting and blending methods essential to the flavor and richness of our coffee and, therefore, essential to our brand. Because the Company's roasting methods cannot be patented, we would be unable to prevent competitors from copying these methods if such methods became known. If our competitors copy our roasts or blends, the value of our brand may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting or blending methods that are more advanced than our production methods, which may also harm our competitive position.

BECAUSE A SUBSTANTIAL PORTION OF OUR BUSINESS IS BASED IN CALIFORNIA, TEXAS, COLORADO, ARIZONA AND WASHINGTON, AN INTERRUPTION IN OPERATIONS IN ANY OF THESE MARKETS WOULD ADVERSELY IMPACT OUR BUSINESS.

Over half of our business is conducted in California, Texas, Colorado, Arizona and Washington. We expect that these operations will continue to generate a substantial portion of our revenue. A significant interruption in operations at our facilities in these markets, whether as a result of an earthquake, natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. Our major manufacturing facility and distribution hub is in Los Angeles County. An interruption to highway arteries, gas mains or electrical service in this area could restrict our ability to supply our branches with product and would adversely impact our business.

OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM QUARTER TO QUARTER WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

From time to time, our operating results likely will fall below investor expectations. These results are influenced by a number of factors, including:

a.  fluctuations in the price of green coffee;
b.  competition from existing or new competitors in our industry; and
c.  changes in consumer preferences.

Quarterly fluctuations in our operating results as the result of these factors or for any other reason, could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our historical or future operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.

OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, THE PRICE OF OUR STOCK MAY BE NEGATIVELY AFFECTED.

For the fiscal year just ended, June 30, 2005, we had a net loss of ($5,427,000). We could suffer additional losses in future years and as a result our stock price could decline.

FUTURE FUNDING DEMANDS UNDER PENSION PLANS FOR CERTAIN UNION EMPLOYEES ARE UNKNOWN.

We participate in two multi-employer defined benefit plans for certain union employees. The management, funding status and future viability of these plans is not known at this time. The nature of the contract with these plans allows for future funding demands that are outside our control or ability to estimate.

WE RELY ON A SINGLE THIRD PARTY SUPPLIER TO MANAGE OUR INTEGRATED ORACLE SYSTEM THAT IS INTEGRAL TO THE SUCCESS AND OPERATION OF OUR BUSINESS.

We rely on WTS, a company affiliated with Oracle, and its employees, in connection with the hosting of our integrated Management Information System. This System is essential to our operations and currently includes all accounting and production software applications. By the end of fiscal 2006, WTS will also host our Route Sales application software. If WTS were to experience financial, operational, or quality assurance difficulties, or if there were any other disruption in our relationship with WTS, we might be unable to produce financial statements, fill replenishment orders for our branch warehouses, issue payroll checks, process payments to our vendors or bill customers. Any of these items could have a material adverse effect on the Company.

WE ARE DEPENDENT ON ENTERPRISE RESOURCE MANAGEMENT (?ERP?) SOFTWARE TO OPERATE OUT BUSINESS. SHOULD WE FAIL TO OPERATED EFFECTIVELY OR IF WE ENCOUNTER DIFFICULTIES INTEGRATING SYSTEMS OR SUFFER ILL-TIMED POWER OR COMMUNICATIONS FAILURES, THE RESULT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

We rely on complex software and hardware to invoice our customers, produce customer statements, account for our inventory and manufacturing costs, fill branch inventory replenishment orders, pay our bills, pay our employees and produce our financial statements. We have in the past encountered, and in the future may encounter, software and hardware errors, system design errors and errors in the operation of our systems. This has resulted in and may in the future result in a number of adverse consequences, including: users being disconnected from systems and being unable to perform their job functions, delays in producing financial statements and other key management system information.

Reliance on such software also leaves us exposed to harmful software programs such as viruses that could disrupt our business and damage our network. It is possible that a security breach or inappropriate use of our network could expose us to the possibility of system failure or other disruption. A security breach could jeopardize security of confidential information and thereby expose the Company to potential legal liability.




THE COMPANY DEPENDS ON THE EXPERTISE OF KEY PERSONNEL. THE UNEXPECTED LOSS OF ONE OR MORE OF THESE KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS OR COMPETITIVE POSITION.

Our continued success largely depends on the efforts and abilities of our executive officers and other key personnel. There is limited management depth in certain key positions throughout the Company. The unexpected loss of one or more of these key employees could have a material adverse effect on our operations and competitive position.

Our former Chairman and Chief Executive Officer and sole coffee buyer, Roy E. Farmer, died unexpectedly in January 2005. Guenter W. Berger, a long time member of our board of directors and Vice President, Production was appointed interim CEO and in August 2005 assumed the title of Chairman, CEO and President. A new coffee buyer was hired in June 2005, and we are currently recruiting additional management personnel.

WE ARE SUBJECT TO RE-FUNDING OBLIGATIONS AND MAY ACQUIRE ADDITIONAL SHARES UNDER THE ESOP.

The Farmer Bros. Co. Employee Stock Ownership Plan was designed to help us attract and retain employees and to better align the efforts of our employees with the interests of our stockholders. To that end, the Company has purchased 3,000,500 shares of Company stock for the ESOP to allocate to employees over the next 13 years. It is possible that additional shares could be acquired that might deplete the Company's cash. We expect that the future re-funding liability of the existing shares in the ESOP will increase and require additional investment as the ESOP matures and individual holdings grow. When employees vested in the ESOP leave the Company, they have the right to "put" their shares to the Company for cash. This requires the Company to repurchase the shares at the current market value. When shares are fully distributed, the Company's re-funding liability is approximately $63,000,000 at current share prices.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN A LOWER TRADING PRICE FOR OUR STOCK THAN IF OWNERSHIP OF OUR STOCK WAS LESS CONCENTRATED.

As of August 1, 2005, members of the Farmer family as a group beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership, along with the factors described in ?Risk Factors ? Anti-takeover provisions could make it more difficult for a third party to acquire us,? may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with such concentrated ownership.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

We have adopted a stockholder rights plan (the ?Rights Plan?) and declared a dividend distribution of one preferred share purchase right (a ?Right?) for each outstanding share of our common stock to stockholders of record as of March 28, 2005. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share, at a purchase price of $112.50, subject to adjustment. The Rights expire on March 28, 2015, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

In addition, our board of directors has the authority to issue up to 500,000 shares of Preferred Stock (of which 200,000 shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change of control of Farmer Bros. without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock.

Further, certain provisions of our charter documents, including a classified board of directors, provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Farmer Bros., which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our board of directors. Further, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SOX SECTION 404 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

As directed by SOX Section 404, the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management?s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Compliance with the SOX Section 404 has been a challenge for many companies. Our ability to continue to comply is an uncertainty as we expect that our internal controls will continue to evolve as our business activities change. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management?s assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, that may be identified in future periods.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE COVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX, new SEC and Public Accounting Oversight Board regulations and Nasdaq National Market rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. Substantial costs have been incurred in fiscal 2005, and will continue to be incurred to comply with various of these mandates, including the engagement of separate public accounting firms to perform work that is now prohibited to be performed by our regular independent accounting firm, internal costs associated with documenting the adequacy of our internal controls over financial reporting and similar compliance activities, and increased costs of audit by our independent accounting firm. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the
market price of our common stock.   While Farmer Bros. believes that it has
been at all times in material compliance with laws and regulations pertaining to the proper recording and reporting of our financial results, there can be no assurance that future regulations, implementing SOX and otherwise, will not have a material adverse impact on our reported results as compared with prior reporting periods.


Item 2.  Properties

Our largest and most significant facility consists of our roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our long haul trucking fleet. We stage our products in 101 small branch warehouses throughout our service area. These warehouses, taken together, represent a vital part of our business, but no individual warehouse is material to the group as a whole. Our warehouses vary in size from approximately 2,500 to 20,000 square feet. We believe our existing plant and branch warehouses will continue to provide adequate capacity for the foreseeable future.

A complete list of properties and facilities operated by Farmer Bros. is attached hereto, and incorporated herein by reference, as Exhibit 99.1.

Item 3.  Legal Proceedings

We are both defendant and plaintiff in various legal proceedings incidental to our business which are ordinary and routine. It is our opinion that the resolution of these lawsuits will not have a material impact on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None during the fourth quarter of fiscal 2005.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

We have one class of common stock which is traded on the NASDAQ National Market under the symbol "FARM." The following table sets forth the high and low sales prices of the shares of Common Stock of the Company. Prices are as reported on the NASDAQ National Market and represent prices between dealers, without including retail mark-up, mark-down or commission, and do not necessarily represent actual trades.

On March 4, 2004, a ten-for-one stock split in the form of a one-time stock dividend was declared. Each stockholder of record on April 23, 2004 received nine additional shares for every share of Farmer Bros. Common Stock held. The new shares were registered on the books of the Company at the close of business on May 10, 2004. Share and per share amounts have been restated in the table below to reflect the split.


                        2005                       2004
               High      Low   Dividend   High      Low   Dividend
1st Quarter   $27.55   $24.50  $0.100    $35.48   $31.75  $0.095
2nd Quarter   $28.40   $24.03  $0.100    $33.35   $30.52  $0.095
3rd Quarter   $29.65   $22.05  $0.100    $36.20   $30.10  $0.095
4th Quarter   $24.49   $20.78  $0.100    $39.39   $25.11  $0.095

There were approximately 4,091 holders of record on September 12, 2005. Holders of record is based upon the number of record holders and individual participants in security position listings.

Effective as of March 17, 2005, our Board of Directors approved a stockholder rights plan (the "Rights Plan"), pursuant to which the Company entered into a Rights Agreement dated March 17, 2005 (the "Rights Agreement") with Wells Fargo Bank, N.A., as Rights Agent, and the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on March 28, 2005. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share, at a purchase price of $112.50, subject to adjustment. The description and terms of the Rights are set forth in the Rights Plan. Initially, ownership of the Rights is evidenced by the certificates representing our Common Stock then outstanding, and no separate Rights Certificates, as defined in the Rights Plan, have been distributed. The Rights are not exercisable until the distribution date, as described in the Rights Agreement, and will expire on March 28, 2015, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. No rights have been exercised at this time.



Item 6.  Selected Financial Data
(In thousands, except per share data)

                                 For the fiscal years ended June 30,
                              2005      2004      2003      2002      2001
Net sales                   $198,420  $193,589  $201,558  $205,857  $215,431
(Loss) income from operations($6,583)   $3,763   $23,888   $38,210   $42,115
Net (loss) income            ($5,427)  $12,687   $23,629   $30,569   $36,178
Net (loss) income
  per common share (a)        ($0.40)    $0.81     $1.30     $1.65     $1.96

Total assets                $316,553  $317,871  $416,415  $417,524  $390,395
Dividends per common
  share (a)                    $0.40     $0.38     $0.36     $0.34     $0.32

(a) All per share disclosures have been adjusted to reflect the stock split that became effective on May 10, 2004.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis discusses the results of operations as reflected in the Company's consolidated financial statements. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2005, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the "Risk Factors" described in Item 1.


Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities related to retirement benefits, liabilities resulting from self-insurance of our workers? compensation liabilities, and litigation. We base our estimates on historical experience and other relevant factors that are believed to be reasonable under the circumstances.

While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, actual results may differ from these estimates, which could require the Company to make adjustments to these estimates in future periods.

Investments: Our investments consist of investment grade marketable debt instruments issued by the U.S. Government and major U.S. and foreign corporations, equity securities, primarily preferred stock, and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All derivatives not designated as accounting hedges are marked to market and changes are recognized in current earnings. The fair value of derivative instruments is based upon broker quotes where possible.

Allowance for Doubtful Accounts: We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. Our ability to maintain a relatively small reserve is directly related to our ability to collect from our customers when our salespeople regularly interact with our customers in person. This method of operation has provided us with a historically low bad debt experience.

Inventories: Inventories are valued at the lower of cost or market and the costs of coffee and allied products are determined on the last in, first out
(LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. We regularly evaluate these inventories to determine whether market conditions are correctly reflected in the recorded carrying value.

Self-Insurance Retention: We are self-insured for California workers' compensation insurance and use historical analysis to determine and record the estimates of expected future expenses resulting from workers? compensation claims. Additionally, we accrue for estimated losses not covered by insurance for liability, auto, medical and fire up to the deductible amounts.

Retirement Plans:	We have two defined benefit plans that provide retirement
benefits for the majority of our employees (the balance of our employees are covered by union defined benefit plans). We obtain actuarial valuations for both plans and at present we discount the pension obligations using a 5.30% discount rate and we estimate an 8% return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results. Our retiree medical plan is not funded and shares the same discount rate as the defined benefit plans. We project an initial medical trend rate of 10% ultimately reducing to 5.5% in 6 years.

Income Taxes: Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. We presently have a valuation allowance for the portion of our deferred tax assets that we estimate is more likely than not to be unrealizable based on available evidence at the time the estimate is made. Determining the valuation allowance requires significant management judgments and assumptions, and each quarter we reevaluate our estimate related to the valuation allowance and our assumptions related to the specific tax assets.

Liquidity and Capital Resources

We have been able to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.

During fiscal 2004, the Company purchased 443,845 shares (pre-split) of its common stock held by the Crowe Family and related trusts for approximately $111 million, or approximately $250 per share (pre-split). Concurrently with this purchase, the Company offered its Employee Stock Ownership Plan (ESOP) the opportunity to acquire 124,939 shares (pre-split) at the same price. This portion of the transaction was completed on January 11, 2004 when the Company issued said shares to the ESOP. The transaction can be summarized as follows:

Cost of shares purchased		$ 111,161,000
Cost of shares retired			$  79,926,000
Cost of shares transferred to ESOP	$  31,235,000

Additional information on this matter can be found in Note 11 to the accompanying financial statements.

Our working capital is composed of the following:

(In thousands)                   June 30,
                          2005      2004      2003
Current assets          $245,219  $252,720  $346,617
Current liabilities      $20,693   $21,189   $16,659
Working capital         $224,526  $231,531  $329,958
Capital expenditures      $8,832    $7,683    $9,089

At June 30, 2005 we had no major commitments for new capital expenditures. The following ongoing projects are expected to be completed in fiscal 2006:

1.	Construction of warehouses in both Bakersfield and Chico, California is expected to finish this fall. The combined total cost of improvements for the two warehouses is expected to be approximately $4 million. During the fourth quarter of fiscal 2005 we closed escrow on the purchase of a warehouse in Oakland, California, to meet the needs of our growing Northern California service area. The total cost for this facility, after improvements, is not expected to exceed $3 million.

2.	We are entering the final year of a multi-year upgrading of our management information system. At June 30, 2005, we have expended approximately $14 million since the beginning of the project for hardware, software, infrastructure, training, consulting and ongoing support. Our financial systems (general ledger, accounts receivable, accounts payable, fixed assets and payroll) were converted on July 1, 2003. On September 1, 2004, we converted our manufacturing system. The final conversion is our sales system which is scheduled to occur during fiscal 2006. Costs to complete this project are estimated to be approximately $4 million in fiscal 2006.

Results of Operations

Fiscal years ended June 30, 2005 and 2004

Net sales in fiscal 2005 increased $4,831,000 or 2% to $198,420,000 from $193,589,000 in fiscal 2004, primarily because of higher sales prices of roast coffee. During fiscal 2005 we initiated additional programs intended to improve sales. We revised our sales incentive program to more clearly focus our sales people. In an effort to advance our image more clearly and aggressively with current and potential customers, we redesigned our merchandising and point of sale materials used by our customers, and we have set an aggressive trade show schedule with a new booth. Most importantly, we have assembled a team of sales professionals drawn from the ranks of our route sales organization. This group will work with and separately from our existing sales organization to solicit new large customer accounts and maintain existing relationships with our large customers. In addition, we have developed some new products that we believe will appeal to both new and existing customers, including cultural drinks like horchata (a sweet rice drink with almond and cinnamon), fruit smoothies (an iced beverage), an expanded line of teas, liquid coffee, and some new seasonal products like Pumpkin Pie Cappuccino.

Cost of goods sold in fiscal 2005 increased 16% to $82,964,000 or 42% of sales, as compared to $71,405,000, or 37% of sales, in fiscal 2004. The average cost
of green coffee in fiscal 2005 exceeded that of fiscal 2004 by 74%.   A
volatile, sustained increase in green coffee prices in the second and third quarters of fiscal 2005 resulted in a decrease in profit margins on roast coffee during those periods. As previously reported in our filings with the SEC, we expect to pass on this cost increase through higher roast coffee prices, but such price increases lag increases in green coffee costs, and price increases did not take effect until June 2005.

Selling and General & Administrative Expenses in fiscal 2005 increased 3% to $122,039,000 from $118,421,000 in fiscal 2004. This increase is primarily attributed to costs associated with the employee medical program, the cost of the ESOP, the project-related costs of our multi-year information systems project and consulting costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (?SOX?) as summarized in the following table.

Principal increases in Selling and General and Administrative Expenses (In thousands)
                                June 30,
                             2005     2004

Employee medical costs     $ 6,945    $ 6,091
ESOP                         7,163      6,298
IT project expenses          3,035      3,400
IT project depreciation      3,228      1,467
SOX compliance               1,100        360
  Total                    $21,471    $17,616


As a result of lower profit margins and higher operating expenses, the Company had an operating loss in fiscal 2005 of ($6,583,000) as compared to operating income of $3,763,000 in fiscal 2004.

Another result of the dramatic increase in green coffee costs during fiscal 2005 was a realized loss on green coffee futures and options used by the Company to hedge against a decline in commodity prices. Total Other Expense was ($4,746,000) in fiscal 2005 as compared to Total Other Income of $12,219,000 in fiscal 2004. Other, net (expense) was ($10,887,000) for fiscal 2005 as compared to Other, net income of $6,305,000 for fiscal 2004.

Higher green coffee prices during fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net (expense) income during fiscal 2005 included realized coffee trading gains of $3,655,000 offset by realized coffee trading losses of ($16,764,000).

Rising interest rates have helped interest income in fiscal 2005, but the January 2004 purchase of $111 million of Company stock from the Crowe family reduced the amount available for investment in fiscal 2005, as compared to fiscal 2004. In addition, Other, net income in fiscal 2004 included $5,778,000 of non-recurring income.

As a result of the forgoing factors the net loss for fiscal 2005 was ($5,427,000) as compared to net income $12,687,000 for fiscal 2004. Net loss per common share was ($0.40) in fiscal 2005 as compared to net income per common share of $0.81 in fiscal 2004.


Fiscal years ended June 30, 2004 and 2003

Net sales in fiscal 2004 decreased $7,969,000, or 4%, to $193,589,000 from $201,558,000 in fiscal 2003. This includes a decrease in coffee brewing equipment sales during fiscal 2004 of $3.9 million.

The National Restaurant Association forecasted that industry sales would increase 4.4% for calendar 2004, but despite the persistent efforts of our sales force we did not keep pace with this forecast. We note that regional results often do not reflect national averages and our California operations, representing our largest marketing area, showed limited improvement in fiscal 2004.

Consumer sentiment and spending patterns, which we believe affects our customers, were not enhanced in fiscal 2004 by rising commodity prices (leading to higher grocery store and menu prices), record high gasoline prices (which can have an emotional effect on discretionary spending), and uncertainty about job stability, terrorism and the Iraq war (which can lead to just staying home).

Cost of goods sold in fiscal 2004 increased 1% to $71,405,000, or 37% of sales, as compared to $70,662,000, or 35% of sales, in fiscal 2003. The average cost of green coffee throughout fiscal 2004 exceeded that of fiscal 2003 by 15%. Through price adjustments we were, on average, able to maintain margins for fiscal 2004, although shrinking gross profit margins were experienced during the last half of the fiscal year. Selling and General & Administrative Expenses in fiscal 2004 increased 11% to $118,421,000 from $107,008,000 in fiscal 2003.

As a result of these factors, operating income in 2004 decreased 83% to $3,763,000 from $23,888,000 in fiscal 2003.

Other income decreased 11% to $12,219,000 in fiscal 2004 as compared to $13,683,000 in fiscal 2003. Low interest rates limited investment returns, and the expenditure of more than $111 million to purchase stock from the Crowe family reduced the amount available for investment. Additionally, the Company's Chairman, Roy F. Farmer, who guided the Company for more than 50 years, died on March 16, 2004. The Company received payment on a key man life insurance policy on Mr. Farmer that was not taxable and paid the deferred compensation due Mr. Farmer. The Company prevailed in a lawsuit against the California Franchise Tax Board regarding taxability of dividends. As a result we received a tax refund of $811,000 and interest income of $629,000. The Company received another court award, as a plaintiff in a class-action lawsuit regarding price-fixing by sellers of monosodium glutamate. The non-recurring items in other income include the following.

Key man life insurance        $4,088,000
Court awards 		       1,061,000
Interest on state tax refunds    629,000
   Total                      $5,778,000

Net income for fiscal 2004 decreased 46% to $12,687,000 as compared to $23,629,000 in fiscal 2003. Net income per common share decreased 38% in fiscal 2004 to $0.81 per share as compared to $1.30 per common share in fiscal 2003.



Contractual obligations.

The following table contains supplemental information regarding total contractual obligations as of June 30, 2005.

(In thousands)                    Less Than                      More Than
                            Total  One Year 2-3 Years  4-5 Years  5 years

Operating lease obligations $1,690    $783      $776       $131      $  -


Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.


Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of June 30, 2005, over 90% of these funds were invested in U.S. Treasury securities and approximately 50% of these issues have maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 90 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,110,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2005. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.





Interest Rate Changes
(In thousands)        Market Value at June 30, 2005       Change in Market
                   Preferred    Futures and      Total      Value of Total
                  Securities     Options       Portfolio       Portfolio

-150 basis points   $65,717           $0        $65,717       $65,717
-100 basis points   $64,852           $0        $64,852       $64,852
Unchanged           $61,660         $239        $61,899       $61,899
+100 basis points   $56,881       $3,800        $60,681       $60,681
+150 basis points   $54,280       $6,220        $60,500       $60,500

Commodity Price Changes
We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our inventory on the LIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always bepassed on to our customers. From time to time the Company will hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in Other, net (expense) income.

On June 30, 2005 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee.






Item 8.  Financial Statements and Supplementary Data


Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiary

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiary's internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2005 expressed an unqualified opinion thereon.



                                       /s/ Ernst & Young LLP


Los Angeles, California
September 7, 2005







FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)


                                              June 30, 2005    June 30, 2004
ASSETS
Current assets:
   Cash and cash equivalents                          $9,814          $21,807
   Short term investments                            171,055          176,903
   Accounts and notes receivable, net                 15,485           14,565
   Inventories                                        41,086           35,579
   Income tax receivable                               4,064              408
   Deferred income taxes                                 -                775
   Prepaid expenses                                    3,715            2,683
     Total current assets                           $245,219         $252,720

Property, plant and equipment, net                    42,671           42,300
Notes receivable                                           0              143
Other assets                                          21,268           21,609
Deferred income taxes                                  5,765            1,099
     Total assets                                   $314,923         $317,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $7,852           $9,589
   Accrued payroll expenses                            7,590            6,999
   Deferred income taxes                                 321              -
   Other                                               4,930            4,601
     Total current liabilities                       $20,693          $21,189

Accrued postretirement benefits                      $29,344          $26,984

     Total liabilities                               $50,037          $48,173

Commitments and contingencies

Stockholders' equity:
   Common stock, $1.00 par value,
      authorized 25,000,000 shares;                  $16,075          $16,075
      16,075,080 issued and outstanding
   Additional paid-in capital                         32,292           32,248
   Retained earnings                                 272,791          283,654
   Unearned ESOP shares                              (55,415)         (61,542)
   Less accumulated comprehensive loss                  (857)            (737)
       Total stockholders' equity                   $264,886         $269,698
       Total liabilities and
          stockholders' equity                      $314,923         $317,871





The accompanying notes are an integral part of these financial statements.








FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)



                                                     Years ended June 30,
                                              2005        2004        2003

Net sales                                    $198,420     $193,589   $201,558
Cost of goods sold                             82,964       71,405     70,662
Gross profit                                 $115,456     $122,184   $130,896

Selling expense                                92,112       92,029     88,658
General and administrative expenses            29,927       26,392     18,350
Operating expenses                           $122,039     $118,421   $107,008
(Loss) income from operations                 ($6,583)      $3,763    $23,888

Other income (expense):
   Dividend income                              3,420        3,396      3,246
   Interest income                              2,721        2,518      3,974
   Other, net (expense) income                (10,887)       6,305      6,463
     Total other (expense) income             ($4,746)     $12,219    $13,683

(Loss) income before taxes                    (11,329)      15,982     37,571

Income tax (benefit) expense                   (5,902)       3,295     13,942

Net (loss) income                             ($5,427)     $12,687    $23,629

Net (loss) income per common share             ($0.40)       $0.81      $1.30

Weighted average shares outstanding         13,653,420   15,576,450 18,145,910















The accompanying notes are an integral part of these financial statements.





FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

                                                     Years ended June 30,
                                                 2005        2004        2003
Cash flows from operating activities:
   Net (loss) income                           ($5,427)    $12,687     $23,629

Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Depreciation                                  8,396       7,098       5,776
   Deferred income taxes                        (3,510)     (1,536)      3,989
   Gain on sales of assets                        (100)        (94)       (498)
   ESOP compensation expense                     6,171       5,516       4,269
   Net loss (gain) on investments               11,571        (706)     (5,625)

  Change in assets and liabilities:
     Short term investments                     (5,723)    (12,914)     16,721
     Accounts and notes receivable                (777)       (759)        279
     Inventories                                (5,507)       (877)      2,659
     Income tax receivable                      (3,656)      2,470        (325)
     Prepaid expenses and other assets            (637)      4,064      (1,128)
     Accounts payable                           (1,737)      6,268      (1,506)
     Accrued payroll, expenses and
        other liabilities                          920        (762)        930
     Accrued postretirement benefits             2,126       2,285       1,904
     Other long term liabilities                   -        (5,570)         84
 Total adjustments                              $7,537       4,483      27,529
Net cash provided by
     operating activities                       $2,110     $17,170     $51,158
Cash flows from investing activities:
   Purchases of property, plant and equipment   (8,832)     (7,683)     (9,089)
   Proceeds from sales of property,
      plant and equipment                          165         132         630
Net cash used in investing activities          ($8,667)    ($7,551)    ($8,459)

Cash flows from financing activities:
   Dividends paid                               (5,436)     (5,621)     (6,523)
   ESOP contributions                              -       (32,412)    (24,237)
   Proceeds from sale of short
      term investments                             -       111,161         -
   Purchase of capital stock                       -      (111,161)        -
   Sale of capital stock                           -        31,235         -
Net cash used in financing activities          ($5,436)    ($6,798)   ($30,760)

Net (decrease) increase in cash
   and cash equivalents                       ($11,993)     $2,821     $11,939
Cash and cash equivalents at beginning of year  21,807      18,986       7,047
Cash and cash equivalents at end of year        $9,814     $21,807     $18,986

The accompanying notes are an integral part of these financial statements.


FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

                                                                                         Other
                                                       Additional            Unearned  Comprehensive
                                 Common       Stock      Paid-in   Retained   ESOP        Income
                                 Shares       Amount     Capital   Earnings   Shares      -Loss       Total


Balance at June 30, 2002         1,926,414     $1,926    $17,627   $365,725   ($12,225)        $0   $373,053

Comprehensive income
  Net income                                                         23,629                           23,629
  Minimum pension liability                                                                (1,046)    (1,046)
Total comprehensive income                                                                            22,583
Dividends ($3.60 per share)                                          (6,523)                          (6,523)
ESOP contributions                                                             (24,237)              (24,237)
ESOP compensation expense                                  1,171                 3,098                 4,269
Balance at June 30, 2003         1,926,414     $1,926    $18,798   $382,831   ($33,364)   ($1,046)  $369,145

Comprehensive income
  Net income                                                         12,687                           12,687
  Minimum pension liability                                                                   309        309
Total comprehensive income                                                                            12,996
Dividends ($3.80 per share)                                          (5,621)                          (5,621)
ESOP contributions                                                             (32,412)              (32,412)
ESOP compensation expense                                  1,282                 4,234                 5,516
Purchase capital stock            (443,845)      (444)    (4,474)  (106,243)                        (111,161)
Issue capital stock                124,939        125     31,110                                      31,235
Stock dividend                  14,467,572     14,468    (14,468)                                          0
Balance at June 30, 2004        16,075,080    $16,075    $32,248   $283,654   ($61,542)     ($737)  $269,698

Comprehensive income
  Net loss                                                           (5,427)                          (5,427)
  Minimum pension liability                                                                  (120)      (120)
Total comprehensive income                                                                            (5,547)
Dividends ($0.40 per share)                                          (5,436)                          (5,436)
ESOP compensation expense                                     44                 6,127                 6,171
Balance at June 30, 2005        16,075,080    $16,075    $32,292   $272,791   ($55,415)     ($857)  $264,886

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

Investments
The Company's investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All such derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2005 and 2004 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is
based upon broker quotes.   The cost of investments sold is determined on the
specific identification method. Dividend and interest income is accrued as earned.

Concentration of Credit Risk
At June 30, 2005, the financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. The trade receivables are short term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Inventories
Inventories are valued at the lower of cost or market. Costs of coffee and allied products are determined on the last in, first out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis.

Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation of buildings and facilities is computed using the straight-line method. All other assets are depreciated using the straight-line method. The following useful lives are used:

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

Revenue Recognition
Products are sold and delivered to the Company?s customers at their places of business by the Company?s route sales employees. Revenue is recognized at the time the Company?s sales representatives physically deliver products to customers and title passes.

Net Income Per Share
Net income per share has been computed in accordance with SFAS Statement No. 128, "Earnings per Share" (see Note 11), excluding unallocated shares held by the Company's Employee Stock Ownership Plan (see Note 7). The Company has no dilutive shares for any of the three fiscal years in the period ended June 30, 2005. Accordingly, the consolidated financial statements present only basic net income per share. A ten-for-one stock split in the form of a one-time stock dividend became effective May 10, 2004. All share and per share amounts used in calculating net income per share have been restated to reflect the split.


Employee Stock Ownership Plan ("ESOP")
The ESOP is accounted for in accordance with AICPA Statement of Position ("SOP") 93-6. SOP 93-6 recognizes that the ESOP is a form of compensation. Compensation cost is based on the fair market value of shares released or deemed to be released for the period. Dividends on allocated shares retain the character of true dividends, but dividends on unallocated shares are considered compensation cost. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company's note receivable. The contra account will change as compensation is recognized. Repurchase liability is disclosed as the current value of allocated shares.


Long-lived Assets
The Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no indicators of impairment of long-lived assets existed as of or during the fiscal year ended June 30, 2005.

Shipping and Handling Costs
The Company distributes its products directly to its customers and shipping and handling costs are recorded as Company selling expenses.

Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend from 2007 to 2010.

Reclassifications
Certain reclassifications have been made to prior year balances to conform to the current year presentation.

New pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs. SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this Statement effective July 1, 2005, and does not expect the adoption to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which states that the FASB believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 ("the Act") should be accounted for as a special deduction in accordance with SFAS No. 109. This FSP was effective upon issuance. FSP 109-1 has not had, nor is it expected to have, a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of Accounting Principles Board ("APB") Opinion No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement effective July 1, 2005, and does not expect the adoption to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement effective July 1, 2005, and does not expect the adoption to have a material impact on the Company's financial position, results of operations or cash flows.

Note 2 Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2005 and 2004, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in other income and expense.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments at June 30, are as follows:
(In thousands)

                                                  2005     2004
Trading securities at fair value
  U.S. Treasury Obligations                      $109,134 $119,528
  Preferred Stock                                  61,682   56,037
  Futures, options and other derivatives              239    1,338
                                                 $171,055 $176,903

Gains and losses, both realized and unrealized, are included in other income and expense. Gross realized gains/losses are as follows:


                    2005     2004     2003
Gains               $5,599  $12,259   $6,553
Losses            ($21,112) ($6,955) ($7,309)


Note 3 Allowance for Doubtful Accounts
(In thousands)
                                    2005    2004

Balance at beginning of year        $345    $345
  Additions                          194     181
  Deductions                        (229)   (181)
Balance at end of year              $310    $345

Note 4 Inventories
(In thousands)

June 30, 2005
                               Processed  Unprocessed    Total
Coffee                             $4,888      $12,568     $17,456
Allied products                    12,860        5,478      18,338
Coffee brewing equipment            2,081        3,211       5,292
                                  $19,829      $21,257     $41,086

June 30, 2004
                               Processed  Unprocessed    Total
Coffee                             $3,034      $10,736     $13,770
Allied products                    11,800        3,665      15,465
Coffee brewing equipment            2,341        4,003       6,344
                                  $17,175      $18,404     $35,579

Current cost of coffee and allied products inventories is greater than the LIFO cost by approximately $16,506,000 and $2,427,000 as of June 30, 2005 and 2004, respectively.

The change in the Company's green coffee and allied product inventories during fiscal 2005, 2004, and 2003 resulted in LIFO (increments)/decrements which had the effect of (decreasing)/increasing (loss)/income before taxes for those years by ($1,747,000), ($499,000) and $64,000, respectively.

Note 5 Property, Plant and Equipment
(In thousands)
                                              2005      2004

Buildings and facilities                    $42,757   $41,179
Machinery and equipment                      49,642    48,945
Capitalized software costs                   12,689     9,016
Office furniture and equipment                6,301     5,912
                                           $111,389  $105,052
Accumulated depreciation                    (74,865)  (68,899)
Land                                          6,147     6,147
   Total property plant and equipment       $42,671   $42,300


Maintenance and repairs charged to expense for the years ended June 30, 2005, 2004, and 2003 were $10,719,000, $11,151,000 and $11,022,000, respectively.


Note 6 Employee Benefit Plans

The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical and life insurance benefits.

Union Pension Plans

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,278,000, $2,114,000 and $2,104,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Company Pension Plans

The Company has a defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement. All assets and benefit obligations were determined using a measurement date of June 30, 2005.

Disclosure for the Company Pension Plans
(In thousands)
                                             Years ended June 30
                                              2005        2004
Change in benefit obligation
Benefit obligation at
   the beginning of the year                  $69,516     $71,853
Service cost                                    2,117       2,375
Interest cost                                   4,284       3,954
Plan participants contributions                   189         191
Amendments                                          0           0
Actuarial loss/(gain)                          14,358      (5,961)
Benefits paid                                  (3,623)     (2,896)
Benefit obligation at
  the end of the year                         $86,841     $69,516

Change in plan assets
Fair value in plan assets at
    the beginning of the year                 $79,387     $69,247
  Actual return on plan assets                  8,484      12,825
  Employer contributions                           20          20
  Plan participants contributions                 189         191
  Benefits paid                                (3,623)     (2,896)
Fair value in plan assets at
    the end of the year                       $84,457     $79,387

Funded status                                 ($2,385)     $9,871
  Unrecognized net asset                            0           0
  Unrecognized actuarial loss                  20,692       8,650
  Unrecognized prior service cost                 366         550
Net amount recognized                         $18,673     $19,071




                                             Years ended June 30
(in thousands)                                2005        2004
Amounts recognized in the
   consolidated balance sheet
  Prepaid benefit cost                        $17,291     $17,576
  Accrued benefit liability                      (304)        (69)
  Intangible asset                                301         360
  Accumulated other comprehensive income        1,385       1,204
Net amount recognized                         $18,673     $19,071

The accumulated benefit obligation for the Farmer Bros. Co. Plan was $74,826,000 and $59,983,000 as of June 30, 2005 and June 30, 2004,
respectively. The accumulated benefit obligation for the Brewmatic Co. Plan was $3,888,000 and $3,503,000 as of June 30, 2005 and June 30, 2004,
respectively.

Accumulated benefit obligation                $78,714     $63,486

Components of net periodic benefit cost
Service cost                                   $2,117      $2,375
Interest cost                                  $4,284      $3,954
Expected return on plan assets                ($6,238)    ($5,447)
Amortization of prior service cost               $184        $250
Recognized actuarial loss                         $70      $1,343
Net periodic benefit cost                        $418      $2,474



Estimated future benefit payments for years ended June 30,
(In thousands)
                                      2006     $3,500
                                      2007     $3,738
                                      2008     $3,935
                                      2009     $4,141
                                      2010     $4,321
                           years 2011-2015    $25,966

The Company expects to make no contributions for the Farmer Bros. Co. Plan in fiscal 2006, but expects to contribute approximately $23,000 to the Brewmatic Co. Plan in fiscal 2006.


Farmer Bros. Co. Plan

Assumptions:
Weighted average assumptions used to
 determine benefit obligations at June 30       2005        2004
  Discount rate                                  5.30%       6.30%
  Rate of compensation increase                  3.50%       3.50%

Weighted average assumptions used to
 determine net periodic benefit cost
 for years ended June 30                        2005        2004
  Discount rate                                  6.30%       5.60%
  Rate of return on assets                       8.00%       8.00%
  Rate of compensation increase                  3.50%       3.50%


Brewmatic Co. Plan

Assumptions:
Weighted average assumptions used to
 determine benefit obligations at June 30       2005        2004
  Discount rate                                  5.30%       6.30%
  Rate of compensation increase                   N/A         N/A

Weighted average assumptions used to
 determine net periodic benefit cost
 for years ended June 30                        2005        2004
  Discount rate                                  6.30%       5.60%
  Rate of return on assets                       8.00%       8.00%
  Rate of compensation increase                   N/A         N/A


(In thousands)

Information for pension plans with an accumulated benefit obligation in excess of plan assets

Projected benefit obligation                   $3,888      $3,503
Accumulated benefit obligation                 $3,888      $3,503
Fair value of plan assets                      $3,583      $3,434

Increase (decrease) in minimum
  liability included in other
  comprehensive income                           $181       ($458)



To develop the expected long term rate of return on asset assumption the Company considers the current level of returns on long term bonds and equities, the level of risk associated with each asset class and the expectations for future returns of each asset class. The long-term return on asset assumption for our plans is 8% for the years ended June 30, 2005 and 2004.


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







                      Percent of Plan Assets
                  Farmer Bros. Plan      Brewmatic Plan
                    As of June 30,        As of June 30,
Asset Categories     2005    2004         2005    2004

Debt securities       14%     18%          10%     21%
Equity securities     86%     82%          90%     79%
                     100%    100%         100%    100%

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

The following weighted average assumptions were used to determine the benefit obligations and the net periodic benefit cost.

Weighted average assumptions used to determine benefit obligation at June 30,

                                                2005       2004

  Discount rate                                 5.30%      6.30%
  Rate of compensation increase
  Initial medical rate trend                   10.00%     10.00%
  Ultimate medical trend rate                   5.50%      5.50%
  Number of years from initial
    to ultimate trend rate                         6          6
  Initial dental/vision trend rate              7.00%      7.00%
  Ultimate dental/vision trend rate             5.50%      5.50%

Reconciliation of funded status.
(In thousands)
                                                2005       2004
Accumulated post retirement
   benefit obligation
     Actives not eligible to rehire         ($12,887)   ($9,320)
     Actives eligible to rehire               (9,230)    (8,275)
     Retirees                                (11,539)   (11,995)
   Total APBO*                              ($33,656)  ($29,590)

Fair market value of assets                       $0         $0
Funded status                               ($33,656)  ($29,591)
Unrecognized transition obligation                 0          0
Unrecognized prior service cost                1,046      1,228
Unrecognized cumulative
     net loss                                  3,570      1,446
Accrued post retirement
   benefit cost as of June 30               ($29,041)  ($26,915)

Retiree medical claims paid                   $1,012       $916

* The APBO reflects the recognition of an estimate of the subsidy available under Medicare Part D in accordance with FSP 106-2. This change decreased the APBO by $2,132,000 as of June 30, 2005.

SFAS No. 106, as amended by SFAS No. 132, also requires the disclosure of the effects of a 1% increase and decrease in the health care inflation trend assumption on the accumulated postretirement benefit obligation and net periodic service and interest cost. These results are shown below.

Change in inflation trend
(In thousands)
                                           Plan Year     Effect of 1%
                                            Results   Increase   Decrease
Accumulated postretirement benefit
 obligation as of June 30, 2005              $33,656     $4,374    ($3,268)
Service cost for plan year                    $1,140       $196      ($149)
Interest for plan year                        $1,815       $200      ($160)


Presented below is the change in the accumulated postretirement benefit obligation from the prior year.

(In thousands)
                                               2005       2004
Accumulated postretirement benefit
   obligation beginning of year              $29,590    $30,722

Service cost                                   1,140      1,231
Interest cost                                  1,815      1,681
Actuarial loss or (gain)                       4,255     (3,128)
Benefits paid                                 (1,012)    (1,066)
Change due to Medicare Part D subsidy*        (2,132)       -
Accumulated postretirement benefit
   obligation as of end of year              $33,656    $29,590

*  Recognized in accordance with FSP 106-2.

Presented below is the change in the fair value of assets from the prior year. (In thousands)

                                                2005       2004
Fair value of plan assets at
  the beginning of the year                       $0         $0
    Actual return on plan assets                   0          0
    Company contributions                      1,012        916
    Plan participants contributions              216        150
    Benefit paid                              (1,228)    (1,066)
Fair value of plan assets at
  the end of the year                             $0         $0






Presented below is a table of projected benefit payments from the plan, net of expected retiree contributions.
(In thousands)
              With Medicare   Without Medicare     Medicare
 Years ended Part D Subsidy   Part D Subsidy   Part D Subsidy
   June 30,
    2006              $1,706            $1,781             $75
    2007              $1,843            $1,992            $150
    2008              $2,019            $2,185            $167
    2009              $2,160            $2,347            $186
    2010              $2,180            $2,378            $198
  2011-2015          $11,412           $11,711            $299

Expected benefit payments (net of retiree contributions) $1,561

Note 7.  Employee Stock Ownership Plan

The Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) was established in 2000 to provide benefits to all employees. The plan is a leveraged ESOP in which Company is the lender. The loan will be repaid from the Company's discretionary plan contributions over a fifteen year term with a variable rate of interest, 4.85% at June 30, 2005.

                            As of and for the years ended June 30,
                              2005        2004     2003
Loan amount (in thousands)   $59,242    $64,567  $24,237
Shares purchased                  -   1,286,430  778,500


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

During the fiscal years ended June 30, 2005, 2004 and 2003 the Company charged $6,127,000, $4,234,000 and $3,098,000 to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was $44,000, $1,282,000 and $1,171,000 for the years ended June 30, 2005, 2004 and 2003, respectively, is recorded as additional paid-in capital.

                                               June 30,
                                            2005       2004
Allocated shares                          636,572    400,110
Committed to be released shares           119,434    106,140
Unallocated shares                      2,242,671  2,494,250
   Total ESOP shares                    2,998,677  3,000,500


Fair value of ESOP shares  (In thousands) $66,751    $75,013

Note 8 Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

(In thousands)
                                                  June 30,
                                           2005      2004     2003

           Current federal                ($1,703)   $4,753   $8,030
           Current state                     (689)       78    1,923
             Total current provision      ($2,392)   $4,831   $9,953

           Deferred federal               ($1,165)  ($1,402)  $3,775
           Deferred state                 ( 2,345)     (134)     214
             Total deferred provision     ($3,510)  ($1,536)  $3,989
                Total tax provision       ($5,902)   $3,295  $13,942

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follow.

(In thousands)
                                                  June 30,
                                           2005      2004     2003

Statutory tax rate                             34%       35%      35%

Income tax (benefit) expense
   at statutory rate                      ($3,852)   $5,594  $13,150
State income tax
   (net federal tax benefit)                 (696)      831    1,389
Life insurance proceeds                         0    (1,476)       0
Dividend income exclusion                    (819)     (821)    (808)
Valuation allowance                         1,379         0        0
Results of state exams                     (2,492)     (896)     211
Other (net)                                   578        63        0
                                          ($5,902)   $3,295  $13,942

Income taxes paid                          $2,356    $3,443  $10,429

The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:

(In thousands)
                                              June 30,
                                           2005      2004
Deferred tax assets:
  Postretirement benefits                 $11,664   $10,572
  Accrued liabilities                       3,121     2,893
  Capital loss carryover                    4,427         0
  Other                                       780        65
    Total deferred tax assets             $19,992   $13,530



Deferred tax liabilities:
  Pension assets                          ($7,040)  ($6,566)
  Unrealized gain on investments           (2,759)   (1,176)
  Other                                    (3,370)   (3,914)
    Total deferred tax liabilities       ($13,169) ($11,656)

  Valuation allowance                      (1,379)        0

    Net deferred tax assets                $5,444    $1,874

The Company has approximately $10.2 million and $15.5 million of federal and state capital loss carry forwards, respectively, that will expire on June 30, 2010, unless previously utilized. A valuation allowance of $1.4 million has been established to reflect the amount of deferred tax asset related to the capital loss carry forward for which management believes realization is uncertain.

Note 9 Other Current Liabilities

Other current liabilities consist of the following:
                                                      June 30,
(In thousands)                                       2005    2004

Accrued workers' compensation liabilities           $2,725  $2,758
Dividends payable                                    1,608   1,527
Other (including net taxes payable)                    597     316
                                                    $4,930  $4,601

Note 10 Commitments and Contingencies

The Company incurred rent expense of approximately $779,000, $753,000, and $736,000 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, and is obligated under leases for branch warehouses. Some leases have renewal options that allow the Company, as lessee, to extend the lease at the Company's option for one or two years at a pre-agreed rental rate. The Company also has operating leases for computer hardware with terms that do not exceed three years.

Future minimum lease payments for future fiscal years are as follows:
(In thousands)
                           2006                $783
                           2007                 535
                           2008                 241
                           2009                 110
                           2010                  21
                             Total           $1,690

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

Following the effective date of the stock split, the par value of the common stock remained $1.00 per share. As a result the common stock in the accompanying consolidated balance sheet increased as of the effective date by $14,468,000 with a corresponding decrease to additional paid-in-capital. These transactions are reflected in the accompanying consolidated statement of stockholders? equity for the year ended June 30, 2004.

Per share amounts included in the accompanying consolidated statements of operations and in the notes to the consolidated financial statements have been retroactively adjusted for all periods presented to reflect the ten-for-one stock split, unless otherwise noted.

No shares of the Company?s preferred stock have been issued.










Note 12 Quarterly Financial Data (Unaudited)
(In thousands except per share data; all per share disclosures have been split adjusted.)



                          September 30  December 31    March 31      June 30
                              2004          2004         2005         2005

Net sales                      $46,708       $51,220      $50,271      $50,221
Gross profit                   $29,239       $30,298      $29,343      $26,576
Income (loss) from operations   $1,002          $699      ($2,167)     ($6,117)
Net income (loss)               $1,497       ($4,068)        $856      ($3,712)
Net income per common shares     $0.11        ($0.30)       $0.06       ($0.27)

                          September 30  December 31    March 31      June 30
                              2003          2003         2004         2004

Net sales                      $45,665       $51,511      $49,069      $47,345
Gross profit                   $29,632       $32,573      $30,581      $29,398
Income (loss) from operations   $1,057        $3,124         $743      ($1,161)
Net income                      $2,511        $2,565       $5,603       $2,008
Net income per common shares     $0.14         $0.15        $0.42        $0.15



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the ?Exchange Act?) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

As of June 30, 2005, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and
(2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC?s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, within a company have been detected.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f). With the participation of the chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control ? Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2005.

Ernst & Young LLP, an independent registered public accounting firm, has audited our management?s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.























Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiary

We have audited management's assessment, included in the accompanying ?Management Report on Internal Control over Financial Reporting,? that Farmer Bros. Co. and Subsidiary maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Farmer Bros. Co. and Subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Farmer Bros. Co. and Subsidiary maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Farmer Bros. Co. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005 of Farmer Bros. Co. and Subsidiary and our report dated September 7, 2005 expressed an unqualified opinion thereon.


                                    /s/ Ernst & Young LLP


Los Angeles, California
September 7, 2005











































Item 9B.  Other Information.  None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2005.

To the Company?s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2005, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant?s Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2005.

Item 11.  Executive Compensation

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2005.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2005.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2005.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2005.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  List of Financial Statements and Financial Statement Schedules:

     1.  Financial Statements included in Item 8:
         Consolidated Balance Sheets as of June 30, 2005 and 2004. Consolidated Statements of Operations for the Years Ended
            June 30, 2005, 2004 and 2003.
         Consolidated Statements of Cash Flows for the Years Ended
            June 30, 2005, 2004 and 2003.
         Consolidated Statements of Stockholders' Equity For the Years
            Ended June 30, 2005, 2004 and 2003.
         Notes to Consolidated Financial Statements.

     2. Financial Statement Schedules: Financial Statement Schedules are omitted as they are not applicable, or the required information is given in the consolidated financial statements and notes thereto.

     3. The exhibits to this Annual Report on Form 10-K are listed on the accompanying index to exhibits and are incorporated herein by reference or are filed as part of the Annual Report on Form 10-K.

Each management contract or compensation plan required to be filed as an exhibit is identified by an asterisk (*).

 (b)  Exhibits:  See Exhibit Index







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

/s/Guenter W. Berger
Guenter W. Berger, Chairman, President and Chief Executive Officer
Date:   September 13, 2005








Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Guenter W. Berger
Guenter W. Berger, Chairman, President and Chief Executive Officer (principal executive officer)
Date:   September 13, 2005


/s/John E. Simmons
John E. Simmons, Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Date:   September 13, 2005



/s/Lewis A. Coffman
Lewis A. Coffman
Director
Date:   September 13, 2005


/s/Thomas A. Maloof
Thomas A. Maloof
Director
Date:   September 13, 2005


/s/John H. Merrell
John H. Merrell
Director
Date:   September 13, 2005


/s/John Samore, Jr.
John Samore, Jr.
Director
Date:   September 13, 2005


/s/Carol Farmer Waite
Carol Farmer Waite
Director
Date:   September 13, 2005


/s/Kenneth R. Carson
Kenneth R. Carson
Director
Date:   September 13, 2005






EXHIBIT INDEX

3.1 Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2 By-laws (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4   Certificate of Designations of Series A Junior Participating Preferred
Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated March 17, 2005 and incorporated herein by reference).

4.1 Rights Agreement dated March 17, 2005 by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 17, 2005 and incorporated herein by reference).

10.1 The Farmer Bros. Co. Pension Plan for Salaried Employees (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).*

10.2 The Farmer Bros. Co. Incentive Compensation Plan (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).*

10.3 The Farmer Bros. Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).*

10.4 Farmer Bros. Co. Employee Stock Ownership Plan Amendment 2 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*

10.5 Farmer Bros. Co. Employee Stock Ownership Plan Amendment 3 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*

10.6 Loan Agreement dated July 21, 2003 between the Company and Wells Fargo Bank, Trustee of the Farmer Bros Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).

10.7 Form of Change in Control Severance Agreements entered into with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

14. Code of Ethics of Principal Executive Officer and Principal Accounting Officer. (filed herewith)

21.  Subsidiaries of the registrant. (filed herewith)

31.1 Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2 Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1  List of properties. (filed herewith)













14