Form 10-Q
period 2005-09-30
FARMER BROTHERS CO
filed 2005-11-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-1375

FARMER BROS. CO.

(exact name of registrant as specified in its charter)

Delaware	95-0725980
(State of Incorporation)	(I.R.S. Employer Identification No.)

20333 South Normandie Avenue, Torrance, California	90502
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (310) 787-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  YES ☐  NO ☒

On November 1, 2005 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I Financial Information

Item 1.   Financial Statements

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7 ,694	$9,814
Short term investments	163,953	171,055
Accounts receivable, net	13,276	15,485
Inventories	48,196	41,086
Income tax receivable	4,022	4,064
Prepaid expenses	3,035	3,715
Total current assets	$240,176	$245,219
Property, plant and equipment, net	45,371	42,671
Other assets	20,831	21,268
Deferred income taxes	5,765	5,765
Total assets	$312,143	$314,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,415	$7,852
Accrued payroll expenses	6,900	7,590
Deferred income taxes	321	321
Other	4,912	4,930
Total current liabilities	$18,548	$20,693
Accrued postretirement benefits	$29,821	$29,344
Total liabilities	$48,369	$50,037
Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	32,106	32,292
Retained earnings	270,263	272,791
Unearned ESOP shares	(53,813)	(55,415)
Less accumulated comprehensive loss	(857)	(857)
Total stockholders’ equity	$263,774	$264,886
Total liabilities and stockholders’ equity	$312,143	$314,923

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended
	September 30, 2005	September 30 2004
Net sales	$48,424	$46,708
Cost of goods sold	19,539	17,469
Gross profit	$28,885	$29,239
Selling expense	24,069	21,827
General and administrative expenses	5,940	6,410
Operating expenses	$30,009	$28,237
(Loss) income from operations	$(1,124)	$1,002
Other income (expense):
Dividend income	869	869
Interest income	915	476
Other, net (expense) income	(1,715)	85
Total other income, net	$69	$1,430
(Loss) income before taxes	(1,055)	2,432
Income tax expense	24	935
Net (loss) income	$(1,079)	$1,497
Net (loss) income per common share	$(0.08)	$0.11
Weighted average shares outstanding	13,811,373	13,560,800
Dividends declared per share	$0.105	$0.10

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	September 30, 2005	September 30 2004
Cash flows from operating activities:
Net (loss) income	$(1,079)	$1,497

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	2,193	1,894
Gain on sales of assets	(32)	(11)
ESOP compensation expense	1,416	1,522
Net loss (gain) on investments	1,881	(75)

Change in assets and liabilities:
Short term investments	5,221	(5,440)
Accounts and notes receivable	2,209	(266)
Inventories	(7,110)	661
Income tax receivable	42	408
Prepaid expenses and other assets	1,117	828
Accounts payable	(1,437)	(1,872)
Accrued payroll, expenses and other liabilities	(708)	(1,485)
Accrued postretirement benefits	477	503
Total adjustments	$5,269	$(3,333)
Net cash provided by (used in) operating activities	$4,190	$(1,836)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,897)	(2,678)
Proceeds from sales of property, plant and equipment	36	39
Net cash used in investing activities	$(4,861)	$(2,639)

Cash flows from financing activities:
Dividends paid	(1,449)	(1,347)
Net cash used in financing activities	$(1,449)	$(1,347)

Net decrease in cash and cash equivalents	$(2,120)	$(5,822)
Cash and cash equivalents at beginning of period	9,814	21,807
Cash and cash equivalents at end of period	$7,694	$15,985
Supplemental disclosure of cash flow information:
Income tax payments	$0	$155

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Farmer Bros. Co. annual report on Form 10-K for the fiscal year ended June 30, 2005.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At September 30, 2005 and June 30, 2005, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other net (expense) income.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments are as follows:

	September 30, 2005	June 30, 2005
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$104,121	$109,134
Preferred Stock	58,703	61,682
Futures, options and other derivatives	1,129	239
	$163,953	$171,055

Note 3. Inventories

September 30, 2005	Processed	Unprocessed	Total
	(In thousands)
Coffee	$4,176	$17,767	$21,943
Allied products	14,930	5,725	20,655
Coffee brewing equipment	1,881	3,717	5,598
	$20,987	$27,209	$48,196

June 30, 2005	Processed	Unprocessed	Total
Coffee	$4,888	$12,568	$17,456
Allied products	12,860	5,478	18,338
Coffee brewing equipment	2,081	3,211	5,292
	$20,986	$21,829	$41,086

Inventories are valued at the lower of cost or market.  Costs of coffee and allied products are determined on the last in, first out (LIFO) basis.  Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis.  An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

Note 4. Employee Benefit Plans

The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical and life insurance benefits.

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows:

	Three months ended September 30,
	2005	2004
	(In thousands)

Components of net periodic benefit cost
Service cost	$704	$529
Interest cost	$1,127	$1,071
Expected return on plan assets	$(1,656)	$(1,559)
Amortization of:
Unrecognized net obligation	$0	$0
Unrecognized prior service cost	$16	$46
Unrecognized net loss	$251	$18
Net cost	$442	$105

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations.  These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact.  These forward-looking statements can be identified by the use of words like “anticipates,” “feels,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning.  Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements.  We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC.  Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the Company’s continued success in attracting new customers, variances from budgeted sales mix and growth rates, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company’s filings with the SEC.

Liquidity and Capital Resources

There have been no material changes in the Company’s liquidity or capital resources since the fiscal year ended June 30, 2005.  We continue to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.

Our working capital is composed of the following:

	September 30, 2005	September 30, 2004	June 30, 2005
	(In thousands)
Current assets	$240,176	$250,875	$245,219
Current liabilities	$18,548	$17,832	$20,693
Working capital	$221,628	$233,043	$224,526

Capital expenditures	$4,897	$2,678	$8,832

There have been no changes in the needs or commitments described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005.

Results of Operations

The operating trends discussed in the Company’s annual report on Form 10-K for fiscal 2005 have continued into the first quarter of fiscal 2006.  Net sales in the first quarter of fiscal 2006 increased $1,716,000 or 4% to $48,424,000 from $46,708,000 in fiscal 2005, primarily because of higher sales prices of roast coffee.  Selling programs discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005 continue to be deployed through our branches and customer base.  Initial response from our sales force and customers is positive, but the cost of the programs, the nature of our industry, the tenacity of our competition and time delays in bringing new products to market may not necessarily result in immediate increases in sales or profitability.

Cost of goods sold in the first quarter of fiscal 2006 increased 12% to $19,539,000 or 40% of sales, as compared to $17,469,000, or 37% of sales, in the first quarter of fiscal 2005. The average cost of green coffee in the first quarter of fiscal 2006 exceeded that of the same period of fiscal 2005 by 37%. A sustained increase in green coffee prices that began in the second quarter of fiscal 2005 has resulted in a decrease in profit margins on roast coffee.  As previously reported in our filings with the SEC, we continue to pass on this cost increase through higher roast coffee prices, but such price increases lag increases in green coffee costs.  Competitive forces also impact our ability to raise prices.  There is no way to predict when or if the Company will return to its previous profit margins or what the impact of higher prices will be on demand for the Company’s products.

Selling and General & Administrative Expenses in the first quarter of fiscal 2006 increased $1,772,000 or 6% to $30,009,000 from $28,237,000 in the first quarter of fiscal 2005. This increase is primarily attributed to increased costs of coffee brewing equipment associated with the new sales programs, higher costs of employee medical and retirement benefits and the Company’s Employee Stock Ownership Plan (“ESOP”), higher fuel costs for our delivery trucks, and the depreciation of project-related costs of our multi-year information systems project

offset by reduced consulting costs for that project.   Continuing development costs on the final phase of this project are currently capitalized and we expect those costs will start depreciating in the second half of fiscal 2006.

Principal Changes in Selling and General and Administrative Expenses

	September 30,
For the three months ended:	2005	2004
	(In thousands)
Coffee brewing equipment	$2,750	$1,781
Employee medical, ESOP & retirement costs	4,146	3,255
Fuel costs	1,766	1,286
IT project depreciation	894	563
IT project consulting	82	914
Total	$9,638	$7,799

Total other income, net in the first quarter of fiscal 2006 decreased to $69,000 from $1,430,000 in the same period of fiscal 2005.  Higher interest rates have improved interest income, but interest rate market volatility resulting from economic conditions, oil prices and continued increases in the federal funds rate by the Federal Reserve Bank resulted in unrealized losses on the carrying value of our interest sensitive investments, primarily preferred stock during the first quarter of fiscal 2006.

As a result of the forgoing factors the net loss for the first quarter of fiscal 2006 was ($1,079,000) as compared to net income of $1,497,000 in the same period of fiscal 2005. Net loss per common share was ($0.08) in the first quarter of fiscal 2006 as compared to net income per common share of $0.11 in the first quarter of fiscal 2005.

Quarterly Financial Data (Unaudited)

(In thousands except per share data)

	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Net sales	$46,708	$51,220	$50,271	$50,221
Gross profit	$29,239	$30,298	$29,343	$26,576
Income (loss) from operations	$1,002	$699	$(2,167)	$(6,117)
Net income (loss)	$1,497	$(4,068)	$856	$(3,712)
Net income (loss) per common shares	$0.11	$(0.30)	$0.06	$(0.27)

	September 30, 2005
Net sales	$48,424
Gross profit	$28,885
(Loss) from operations	$(1,124)
Net (loss) income	$(1,079)
Net (loss) income per common shares	$(0.08)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of September 30, 2005, over 90% of these funds were invested in U.S. Treasury securities and approximately 50% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 90 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,050,000.

Our portfolio of preferred securities includes investments in derivatives that provide a natural economic hedge of interest rate risk. We review the interest rate sensitivity of these securities and (a) enter into “short positions” in futures contracts on U.S. Treasury securities or (b) hold put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates. We do not transact in futures contracts or put options for speculative purposes.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2005.

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

	Market Value at September 30, 2005			Change in Market
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio	Value of Total Portfolio
	(In thousands)
–150 basis points	$63,316	$0	$63,316	$3,504
–100 basis points	$62,280	$3	$62,283	$2,471
Unchanged	$58,683	$1,129	$59,812	$0
+100 basis points	$54,004	$5,451	$59,456	$(356)
+150 basis points	$51,536	$7,929	$59,465	$(347)

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

On September 30, 2005 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

As of September 30, 2005, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUENTER W. BERGER	Chairman, President and Chief
Guenter W. Berger	Executive Officer (principal executive	November 2, 2005
officer)

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer
John E. Simmons	(principal financial and accounting	November 2, 2005
officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2	Bylaws (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4

Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 17, 2005 and incorporated herein by reference).

4.1

Rights Agreement dated March 17, 2005 by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2005 and incorporated herein by reference).

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

10.7

Form of Change in Control Severance Agreements entered into with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.8	Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2005 and incorporated herein by reference).

10.9

Form of Notification Letter Under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2005 and incorporated herein by reference).

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