Form 10-Q
period 2005-12-31
FARMER BROTHERS CO
filed 2006-02-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:    0-1375

FARMER BROS. CO.

(exact name of registrant as specified in its charter)

Delaware	95-0725980
(State of Incorporation)	(I.R.S. Employer Identification No.)

20333 South Normandie Avenue Torrance, California	90502
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (310) 787-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b 2 of the Exchange Act).
YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

On February 1, 2006 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I  Financial Information

Item 1.   Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,028	$9,814
Short term investments	151,648	171,055
Accounts receivable, net	15,879	15,485
Inventories	49,261	41,086
Income tax receivable	2,883	4,064
Prepaid expenses	4,625	3,715
Total current assets	$243,324	$245,219

Property, plant and equipment, net	46,909	42,671
Other assets	17,142	21,268
Deferred income taxes	5,765	5,765
Total assets	$313,140	$314,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,301	$7,852
Accrued payroll expenses	6,034	7,590
Deferred income taxes	321	321
Other	4,851	4,930
Total current liabilities	$15,507	$20,693

Accrued postretirement benefits	$30,319	$29,344

Total liabilities	$45,826	$50,037

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	31,926	32,292
Retained earnings	272,989	272,791
Unearned ESOP shares	(52,819)	(55,415)
Less accumulated comprehensive loss	(857)	(857)
Total stockholders’ equity	$267,314	$264,886
Total liabilities and stockholders’ equity	$313,140	$314,923

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Net sales	$54,950	$51,220	$103,374	$97,928
Cost of goods sold	21,796	20,922	41,335	38,391
Gross profit	$33,154	$30,298	$62,039	$59,537

Selling expenses	25,016	22,722	49,085	44,549
General and administrative expenses	4,989	6,877	10,929	13,287
Operating expenses	$30,005	$29,599	$60,014	$57,836
Income from operations	$3,149	$699	$2,025	$1,701

Other income (expense):
Dividend income	881	865	1,750	1,734
Interest income	965	585	1,880	1,061
Other, net income (expense)	292	(8,307)	(1,423)	(8,222)
Total other income (expense)	$2,138	$(6,857)	$2,207	$(5,427)

Income (loss) before taxes	5,287	(6,158)	4,232	(3,726)

Income tax expense (benefit)	1,123	(2,090)	1,147	(1,155)

Net income (loss)	$4,164	$(4,068)	$3,085	$(2,571)

Net income (loss) per common share	$0.30	$(0.30)	$0.22	$(0.18)

Weighted average shares outstanding	13,875,017	13,615,530	13,843,195	13,588,170

Dividends declared per share	$0.105	$0.10	$0.21	$0.20

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss)	$3,085	$(2,571)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,427	4,043
Gain on sales of assets	(127)	(20)
ESOP compensation expense	2,230	2,911
Net (loss) on investments	1,946	8,521

Change in assets and liabilities:
Short term investments	17,462	197
Accounts and notes receivable	(394)	(1,179)
Inventories	(8,175)	2,907
Income tax receivable	1,181	(3,117)
Prepaid expenses and other assets	3,216	(484)
Accounts payable	(3,551)	2,111
Accrued payroll expenses and other liabilities	(1,635)	(2,359)
Accrued postretirement benefits	975	1,073
Total adjustments	$17,555	$14,604
Net cash provided by operating activities	$20,640	$12,033

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,674)	(3,606)
Proceeds from sales of property, plant and equipment	135	55
Net cash used in investing activities	$(8,539)	$(3,551)

Cash flows from financing activities:
Dividends paid	(2,887)	(2,693)
Net cash used in financing activities	$(2,887)	$(2,693)

Net increase in cash and cash equivalents	$9,214	$5,789
Cash and cash equivalents at beginning of period	9,814	21,807
Cash and cash equivalents at end of period	$19,028	$27,596

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

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

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At December 31, 2005 and June 30, 2005, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records realized and unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net income (expense).

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments are as follows:

	December 31, 2005	June 30, 2005
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$89,220	$109,134
Preferred Stock	61,853	61,682
Futures, options and other derivatives	575	239
	$151,648	$171,055

Note 3. Inventories

December 31, 2005	Processed	Unprocessed	Total
	(In thousands)
Coffee	$3,619	$18,432	$22,051
Allied products	14,822	5,720	20,542
Coffee brewing equipment	1,972	4,696	6,668
	$20,413	$28,848	$49,261

June 30, 2005	Processed	Unprocessed	Total
	(In thousands)
Coffee	$4,888	$12,568	$17,456
Allied products	12,860	5,478	18,338
Coffee brewing equipment	2,081	3,211	5,292
	$19,829	$21,257	$41,086

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

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows:

	Three months ended December 31,
	2005	2004
	(In thousands)
Components of net periodic benefit cost
Service cost	$704	$529
Interest cost	$1,127	$1,071
Expected return on plan assets	$(1,656)	$(1,559)
Amortization of:
Unrecognized net obligation	$0	$0
Unrecognized prior service cost	$16	$46
Unrecognized net loss	$251	$18
Net periodic benefit cost	$442	$105

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

Our working capital is composed of the following:

	December 31, 2004	December 31, 2005	June 30, 2005
	(In thousands)
Current assets	$251,865	$243,324	$245,219
Current liabilities	$20,941	$15,507	$20,693
Working capital	$230,924	$227,817	$224,526

	3 months	3 months	12 months
Capital expenditures	$3,606	$8,674	$8,832

There have been no material changes in the needs or commitments described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005.  Construction delays for our new warehouses in Bakersfield and Chico will delay their completion until May, 2006.

Results of Operations

The operating trends discussed in the Company’s annual report on Form 10-K for fiscal 2005 have continued into the first half of fiscal 2006.  Sales in the second quarter of fiscal 2006 increased $3,730,000 or 7% to $54,950,000 from $51,220,000 in the second quarter of fiscal 2005.  Sales for the first half of fiscal 2006 increased 6% to $103,374,000 from $97,928,000 in the same period of fiscal 2005.   Selling programs discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005 continue to be deployed through our branches and customer base.

Cost of goods sold in the second quarter of fiscal 2006 increased to $21,796,000, or 40% of sales, as compared to $20,922,000, or 41% of sales, in the second quarter of fiscal 2005.  Cost of goods sold for the first half of fiscal 2006 increased 8% to $41,335,000, or 40% of sales, as compared to $38,391,000, or 39% of sales, in the same period of fiscal 2005.  A sustained increase in green coffee prices began in the second quarter of fiscal 2005 and continues.  During the first half of fiscal 2006 the Company had some success in returning its coffee profit margins to historic averages.  There is no assurance, however, that we will be able to maintain these margins.

The average closing price of green coffee compiled by the New York Board of Trade is reflected in the following table:

Comparison of Average Periodic Green Coffee Prices

	Three months ended December 31,
	2005	2004	2003
Average coffee price per pound	$0.99	$0.86	$0.61
Change from prior year	15%	41%

	Six months ended December 31,
	2005	2004	2003
Average coffee price per pound	$0.98	$0.79	$0.62
Change from prior year	25%	27%

Selling, General and Administrative Expenses in the second quarter of fiscal 2006 increased $406,000 or 1% to $30,005,000 from $29,599,000 in the same quarter of fiscal 2005.  Selling, General and Administrative Expenses for the first six months of fiscal 2006 increased $2,178,000, or 4%, to $60,014,000 from $57,836,000 in the same period of fiscal 2005.  This increase is primarily attributed to increased employee medical and retirement costs, fuel costs and insurance expenses.   Continuing development costs of our multi-year information systems project are currently capitalized and we expect those costs will start depreciating in the second half of fiscal 2006.

Principal Changes in Selling, General and Administrative Expenses

	For the six months ended December 31,
	2005	2004
	(In thousands)
Coffee brewing equipment	$4,979	$4,390
Employee medical, ESOP & retirement costs	8,368	8,063
Fuel costs	3,525	2,637
Insurance	2,646	2,196
IT project depreciation	1,788	1,451
IT project consulting	234	1,499

Total other income (expense) in the second quarter of fiscal 2006 increased to $2,138,000 from a loss of ($6,857,000) in the same period of fiscal 2005.  Higher interest rates have improved interest income in the first half of fiscal 2006 as compared to interest income in the first half of fiscal 2005.   Other, net income (expense) in the second quarter of fiscal 2006 was $292,000 as compared to ($8,307,000) in the same quarter of fiscal 2005.  Higher green coffee prices during the second quarter of fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices.  Other, net (expense) during the second quarter of fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($8,821,000), offset by net gains of $514,000 on other investments.

For the first six months of fiscal 2006, Other, net (expense) was ($1,423,000), as compared to Other, net (expense) of ($8,222,000) in the same period of fiscal 2005.  Higher green coffee prices during the second quarter of fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices.  Other, net (expense) during the first six months of fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($9,663,000), offset by net gains on other investments.  Other, net (expense) during the first six months of fiscal 2006 consisted of net realized and unrealized losses on other investments.  Total realized or unrealized losses on coffee futures in the first half of fiscal 2006 was $2,000. Higher interest rates have increased interest income to $1,880,000 in the first half of fiscal 2006 as compared to $1,061,000 in the first half of fiscal 2005.

As a result of the forgoing factors, net income for the second quarter of fiscal 2006 was $4,164,000 as compared to a net loss of ($4,068,000) in the same period of fiscal 2005. Net income per common share was $0.30 in the second quarter of fiscal 2006 as compared to net loss per common share of ($0.30) in the same period of fiscal 2005.  Net income for the first half of fiscal 2006 increased to $3,085,000, or $0.22 per share, as compared to a loss of ($2,571,000), or ($0.18) per share, in the first half of fiscal 2005.

Quarterly Financial Data (Unaudited)

(In thousands, except per share data)

	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Net sales	$46,708	$51,220	$50,271	$50,221
Gross profit	$29,239	$30,298	$29,343	$26,576
Income (loss) from operations	$1,002	$699	$(2,167)	$(6,117)
Net income (loss)	$1,497	$(4,068)	$856	$(3,712)
Net income (loss) per common share	$0.11	$(0.30)	$0.06	$(0.27)

	September 30, 2005	December 31, 2005
Net sales	$48,424	$54,950
Gross profit	$28,885	$33,154
(Loss) income from operations	$(1,124)	$3,149
Net (loss) income	$(1,079)	$4,164
Net (loss) income per common share	$(0.08)	$0.30

Item 3. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of December 31, 2005, over 90% of these funds were invested in U.S. Treasury securities and approximately 50% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 90 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $919,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2005. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at December 31, 2005			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$66,672	$0	$66,672	$4,262
-100 basis points	$65,549	$0	$65,549	$3,139
Unchanged	$61,833	$577	$62,410	$0
+100 basis points	$57,006	$4,994	$62,000	$(410)
+150 basis points	$54,439	$7,328	$61,767	$(643)

Commodity Price Changes

We are exposed to commodity price risk arising from changes in the market price of green coffee. We value our inventory on the LIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers that makes us subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always be passed on to our customers. From time to time the Company will hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in Other, net (expense) income.

On December 31, 2005, we had no open future and options to hedge against a decline in green coffee commodity prices, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee.

Item 4. Controls and Procedures

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

As of December 31, 2005, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

(a)             The Company held its Annual Meeting of Stockholders on November 28, 2005.

(b)            Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)             The two items voted upon at the meeting were (i) to elect two directors to a three year term of office expiring at the 2008 Annual Meeting of Stockholders (“Item 1”); and (ii) to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2006 (“Item 2”).

The results of voting at the Annual Meeting of Stockholders follows:

Item 1 - Election of Directors

Director Name	Yes	Withhold
Guenter W. Berger	12,773,144	2,915,853
Thomas A. Maloof	12,850,973	2,838,024

Item 2 - Ratification of Selection of Ernst & Young LLP as Independent Auditors for the fiscal year ending June 30, 2006.

For	Against	Abstain	Broker Non-Vote
15,404,510	240,612	43,875	0

Of the 16,075,080 shares of common stock entitled to vote, 15,688,997 were voted.

All nominees to the Board of Directors were declared to have been elected as directors to hold office until the 2008 Annual Meeting of Stockholders.  Item 2 was declared to have been approved.

(d)    Not applicable.

Item 5. Other Information

In December 2005 the Company released its collateral assignment in a split dollar life insurance policy that is part of a 1988 compensation agreement with former CEO, Roy F. Farmer.  The Company received the full amount of the collateral assignment ($3.2 million) from the Farmer Family Insurance Trust (the “Insurance Trust”) in exchange for the release.  Carol Farmer Waite, a director of the Company and daughter of Roy F. Farmer, is a co-trustee with her brother Richard F. Farmer.  The beneficiaries are Roy F. Farmer’s children and grandchildren.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUENTER W. BERGER	Chairman, President and Chief	February 7, 2006
Guenter W. Berger	Executive Officer (principal executive
officer)

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer	February 7, 2006
John E. Simmons	(principal financial and accounting
officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2	Bylaws (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

4.1

Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 17, 2005 and incorporated herein by reference).

4.2

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

10.7

Form of Change in Control Severance Agreement entered into with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

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