Form 10-Q
period 2006-03-31
FARMER BROTHERS CO
filed 2006-05-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated file ☐	Accelerated filer	☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

On April 1, 2006 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I  Financial Information

Item 1.  Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31, 2006	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,212	$9,814
Short term investments	165,867	171,055
Accounts receivable, net	14,549	15,485
Inventories	48,885	41,086
Income tax receivable	1,639	4,064
Prepaid expenses	4,142	3,715
Total current assets	$248,294	$245,219

Property, plant and equipment, net	46,868	42,671
Other assets	16,703	21,268
Deferred income taxes	5,765	5,765
Total assets	$317,630	$314,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,229	$7,852
Accrued payroll expenses	7,072	7,590
Deferred income taxes	321	321
Other	4,686	4,930
Total current liabilities	$17,308	$20,693

Accrued postretirement benefits	$30,805	$29,344

Total liabilities	$48,113	$50,037

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	31,745	32,292
Retained earnings	274,015	272,791
Unearned ESOP shares	(51,461)	(55,415)
Less accumulated comprehensive loss	(857)	(857)
Total stockholders’ equity	$269,517	$264,886
Total liabilities and stockholders’ equity	$317,630	$314,923

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Net sales	$53,561	$50,271	$156,935	$148,199
Cost of goods sold	21,522	20,928	62,857	59,319
Gross profit	$32,039	$29,343	$94,078	$88,880

Selling expenses	26,017	23,943	75,102	68,492
General and administrative expenses	5,955	7,567	16,884	20,854
Operating expenses	$31,972	$31,510	$91,986	$89,346
Income (loss) from operations	$67	$(2,167)	$2,092	$(466)

Other income (expense):
Dividend income	911	850	2,661	2,584
Interest income	1,181	738	3,061	1,799
Other, net income (expense)	1,226	(3,019)	(197)	(11,241)
Total other income (expense)	$3,318	$(1,431)	$5,525	$(6,858)

Income (loss) before taxes	3,385	(3,598)	7,617	(7,324)

Income tax expense (benefit)	922	(4,454)	2,069	(5,609)

Net income (loss)	$2,463	$856	$5,548	$(1,715)

Net income (loss) per common share	$0.18	$0.06	$0.40	$(0.13)

Weighted average shares outstanding	13,910,523	13,687,840	13,865,637	13,621,390

Dividends declared per share	$0.105	$0.100	$0.315	$0.300

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$5,548	$(1,715)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,671	6,221
Deferred income taxes	0	(1,984)
Gain on sales of assets	(485)	(19)
ESOP compensation expense	3,407	4,648
Net loss on investments	1,187	11,786

Change in assets and liabilities:
Short term investments	4,001	(15,923)
Accounts and notes receivable	936	(900)
Inventories	(7,799)	(2,112)
Income tax receivable	2,425	(5,729)
Prepaid expenses and other assets	4,138	(1,298)
Accounts payable	(2,623)	1,656
Accrued payroll expenses and other liabilities	(762)	(1,792)
Accrued postretirement benefits	1,461	1,597
Total adjustments	$12,557	$(3,849)
Net cash provided by (used in) operating activities	$18,105	$(5,564)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,989)	(5,841)
Proceeds from sales of property, plant and equipment	606	83
Net cash used in investing activities	$(10,383)	$(5,758)

Cash flows from financing activities:
Dividends paid	(4,324)	(4,065)
Net cash used in financing activities	$(4,324)	$(4,065)

Net increase (decrease) in cash and cash equivalents	$3,398	$(15,387)
Cash and cash equivalents at beginning of period	9,814	21,807
Cash and cash equivalents at end of period	$13,212	$6,420

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments of a normal and recurring nature considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

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

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At March 31, 2006 and June 30, 2005, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records realized and unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net income (expense).

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments are as follows:

	March 31, 2006	June 30, 2005
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$103,899	$109,134
Preferred Stock	60,586	61,660
Futures, options and other derivatives	1,355	239
Other investments	27	22
	$165,867	$171,055

Note 3. Inventories

March 31, 2006	Processed	Unprocessed	Total
	(In thousands)
Coffee	$2,727	$19,241	$21,968
Allied products	14,857	5,138	19,995
Coffee brewing equipment	1,838	5,084	6,922
	$19,422	$29,463	$48,885

June 30, 2005	Processed	Unprocessed	Total
	(In thousands)
Coffee	$4,888	$12,568	$17,456
Allied products	12,860	5,478	18,338
Coffee brewing equipment	2,081	3,211	5,292
	$19,829	$21,257	$41,086

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

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement. The net periodic benefit costs for the defined benefit plans were as follows:

	Three months ended March 31,
	2006	2005
	(In thousands)
Components of net periodic benefit cost
Service cost	$704	$529
Interest cost	$1,127	$1,071
Expected return on plan assets	$(1,656)	$(1,559)
Amortization of:
Unrecognized net obligation	$0	$0
Unrecognized prior service cost	$16	$46
Unrecognized net loss	$251	$18
Net periodic benefit cost	$442	$105

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

Our working capital is composed of the following:

	March 31, 2006	June 30, 2005
	(In thousands)
Current assets	$248,294	$245,219
Current liabilities	$17,308	$20,693
Working capital	$230,986	$224,526

	9 months	12 months
Capital expenditures	$10,989	$8,832

There have been no material changes in the needs or commitments described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. Our new warehouse in Bakersfield is in operation now and our Chico warehouse is still on target for completion in May, 2006.

Results of Operations

The operating trends discussed in the Company’s annual report on Form 10-K for fiscal 2005 have continued through the first nine months of fiscal 2006.

As we discussed at our annual stockholders’ meeting last November, management has a number of short and long term initiatives underway designed to strengthen the Company’s sales and distribution network and improve sales. Our efforts are focused on enhancing our brand identification, revitalizing our product lines, and adding new customers. Our initiatives include:

•      Promotion of our BRAND.

•      We have designed and ordered new packaging for our entire product line. The roll-out for the new packaging is expected to begin in August, 2006 and will continue through December, 2006.

•      We have designed, and are producing and distributing new point of sale marketing materials to help our customers sell our products. Many of these materials are available now, and others will be ready for the new packaging roll-out.

•      We are promoting our brand and product line at trade shows throughout our marketing area.

•      New products.

•      Our new product introduction program is showing success. Incremental revenues from these new products are projected at $800 thousand/year for fiscal 2007. We believe these new products afford us with an opportunity to engage our customers and cross-sell other products and share ideas for future new products.

•      New customers.

•      We have created a National Accounts organization to solicit larger customers. This group was fully staffed by February 1, 2006, and we expect to see measurable results from this initiative by the end of calendar 2007.

•      Plans are being made to expand to new geographical markets east of our current service area.

We are also trying to make our sales and distribution system more efficient. We have accelerated our efforts to adjust branches, routes and responsibilities. In the past three months we have reduced our sales organization by more than fifteen employees and a number of routes were combined.

In the light of these efforts, we have pushed back the target implementation date of this software to February, 2007. We believe this will enable our front line sales organization to focus on sales as their top priority while we resolve some “back office” issues with the software.

Management continues to concentrate on improving our gross profit margins and controlling our selling and general and administrative expenses.

•      We have been successful in maintaining gross profit margins, but inflationary pressures on the cost of our raw materials and packaging supplies remain a threat to our ability to maintain these margins.

•      We continue to try to contain our operating costs, but we have limited ability to reduce many of these expenses. For example, higher gasoline and diesel prices directly impact our distribution costs.

•      We are conducting an evaluation of all departments. Our goal is to eliminate unnecessary procedures and staff and, by re-training or new hires, align needed staff skills to match business requirements.

•      By inducing key branch personnel to move to the National Accounts organization, we were forced to replace approximately 20% of our Branch Managers, adding over $1 million in annual compensation to our operating expenses for calendar 2006. The recent and contemplated reductions in force are expected to result in future annual payroll savings of approximately $900 thousand.

•      As we implement these changes we are experiencing higher employee turnover. We believe the speed with which we attract, train and retain good employees in all departments will directly correlate with the speed at which our operations will improve.

Comparative Information

The operating trends discussed in the Company’s annual report on Form 10-K for fiscal 2005 have continued in fiscal 2006. Sales in the third quarter of fiscal 2006 increased 7% to $53,561,000 from $50,271,000 in the third quarter of fiscal 2005. Sales for the first nine months of fiscal 2006 increased 6% to $156,935,000 from $148,199,000 in the same period of fiscal 2005. Selling programs discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005 continue to be deployed through our branches and customer base.

Cost of goods sold in the third quarter of fiscal 2006 increased to $21,522,000, or 40% of sales, as compared to $20,928,000, or 42% of sales, in the third quarter of fiscal 2005. Cost of goods sold for the first nine months of fiscal 2006 increased 6% to $62,857,000, or 40% of sales, as compared to $59,319,000, or 40% of sales, in the same period of fiscal 2005. We have been able to maintain historic operating margins. Inflationary pressures resulting from our entire product line combined with the volatility of the green coffee market provide little assurance, however, that we will be able to maintain these margins.

The average closing price of green coffee nearby contract compiled by the New York Board of Trade is reflected in the following table:

Comparison of Average Periodic Green Coffee Prices

	Three months ended March 31,
	2006	2005	2004
Average coffee price per pound	$1.12	$1.14	$0.73
Change from prior year	(2)%	56%

	Nine months ended March 31,
	2006	2005	2004
Average coffee price per pound	$1.03	$0.90	$0.66
Change from prior year	14%	36%

Selling, General and Administrative Expenses in the third quarter of fiscal 2006 increased $462,000 or 1% to $31,972,000 from $31,510,000 in the same quarter of fiscal 2005. Selling, General and Administrative Expenses for the first nine months of fiscal 2006 increased $2,640,000, or 3%, to $91,986,000 from $89,346,000 in the same period of fiscal 2005. This increase in 2006, as compared to 2005, is primarily attributed to a 4% increase in direct payroll expense, $1,789,000, in addition to higher coffee brewing equipment costs largely associated with new sales programs, higher gasoline and diesel costs and higher insurance expenses, offset by declines in employee benefit costs and IT project consulting. Continuing development costs of our multi-year information systems project are currently capitalized. The new sales system implementation has been delayed and we will start depreciating those development costs in fiscal 2007.

Principal Changes in Selling, General and Administrative Expenses

	For the nine months ended March 31,
	2006	2005
	(In thousands)
Coffee brewing equipment	$8,040	$6,799
Employee medical, ESOP & retirement costs	12,738	12,356
Fuel costs	5,250	4,092
Insurance	3,929	3,483
IT project depreciation	2,898	2,442
Consulting	424	2,539

Total other income (expense) in the third quarter of fiscal 2006 was $3,318,000 as compared to Total other (expense) of ($1,431,000) in the same period of fiscal 2005 primarily as a result of (1) higher interest rates during fiscal 2006 and (2) the reduction of green coffee trading losses. Higher green coffee prices during the second quarter of fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices.

For the first nine months of fiscal 2006, Total other income was $5,525,000, as compared to Total other (expense) of ($6,858,000) in the same period of fiscal 2005. This increase is primarily the result of higher green coffee prices during the second quarter of fiscal 2005 which resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net (expense) during the first nine months of fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($12,992,000), offset by net gains on other investments.

As a result of the forgoing factors, net income for the third quarter of fiscal 2006 was $2,463,000 as compared to net income of $856,000 in the same period of fiscal 2005. Net income per common share was $0.18 in the third quarter of fiscal 2006 as compared to net income per common share of $0.06 in the same period of fiscal 2005. Net income for the first nine months of fiscal 2006 increased to $5,548,000, or $0.40 per share, as compared to a loss of ($1,715,000), or ($0.13) per share, in the first nine months of fiscal 2005.

Quarterly Financial Data (Unaudited)

(In thousands, except per share data)

	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
Net sales	$46,708	$51,220	$50,271	$50,221
Gross profit	$29,239	$30,298	$29,343	$26,576
Income (loss) from operations	$1,002	$699	$(2,167)	$(6,117)
Net income (loss)	$1,497	$(4,068)	$856	$(3,712)
Net income (loss) per common share	$0.11	$(0.30)	$0.06	$(0.27)

	September 30, 2005	December 31, 2005	March 31, 2006
Net sales	$48,424	$54,950	$53,561
Gross profit	$28,885	$33,154	$32,039
Income (loss) from operations	$(1,124)	$3,149	$67
Net income (loss)	$(1,079)	$4,164	$2,463
Net income (loss) per common share	$(0.08)	$0.30	$0.18

Item 3. Qualitative and Quantitative Disclosures About Market Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of March 31, 2005, over 90% of these funds were invested in U.S. Treasury securities and approximately 57% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 90 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,068,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2006. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at March 31, 2006			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$66,571	$0	$66,571	$4,630
-100 basis points	$64,934	$0	$64,934	$2,993
Unchanged	$60,586	$1,355	$61,941	$0
+100 basis points	$55,562	$6,490	$62,052	$111
+150 basis points	$53,029	$9,151	$62,180	$239

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

On March 31, 2006, we had no open future and options to hedge against a decline in green coffee commodity prices, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee.

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

As of March 31, 2006, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  Other Information

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUENTER W. BERGER	Chairman, President and Chief	May 5, 2006
Guenter W. Berger	Executive Officer (principal executive
officer)

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer	May 5, 2006
John E. Simmons	(principal financial and accounting
officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2	Bylaws (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

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