Form 10-K
period 2006-06-30
FARMER BROTHERS CO
filed 2006-09-13
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐                  TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 0-1375

FARMER BROS. CO.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-0725980
(State of Incorporation)	(I.R.S. Employer Identification No.)

20333 South Normandie Avenue, Torrance, California, 90502

(Address of Principal Executive Offices; Zip Code)

Registrants’s telephone number, including area code  310-787-5200

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $1.00 par value	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Large Accelerated Filer ☐           Accelerated Filer ☑           Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on June 30, 2006 was approximately $146 million.

On September 1, 2006 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: the definitive proxy statement for the fiscal year ended June 30, 2006 that is expected to be filed with the U.S. Securities and Exchange Commission on or before October 28, 2006.

PART I

Item 1. Business

General

Farmer Bros. Co. (the “Company,” “we,” “our” or “Farmer Bros.”) is a manufacturer and distributor of coffee and spices to the institutional food service segment. The Company was incorporated in California in 1923, and reincorporated in Delaware in 2004.

Our product line is specifically focused on the needs of our market segment: restaurants and other institutional food service establishments that prepare and market meals, including hotels, hospitals, convenience stores and fast food outlets. Our product line includes roasted coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cocoa, spices, and soup and beverage bases. Our product line presently includes over 300 items. For the past three fiscal years sales of roasted coffee products represented approximately 50% of our total sales and no single product other than coffee accounted for more than 10% of our revenue. Coffee purchasing, roasting and packaging takes place at our Torrance, California plant, which also serves as the distribution hub for our branches.

Raw Materials and Supplies

Our primary raw material is green coffee, an agricultural commodity. Green coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived shortages, political unrest, labor actions and armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee.

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

Other raw materials used in the manufacture of our non-coffee products (“allied products”) include a wide variety of spices, such as pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. Such fluctuations, however, historically have not had a material effect on our operating results.

Trademarks

We own 62 registered U.S. trademarks, which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification.

Seasonality

We experience some seasonal influences. The winter months are generally the best sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer months from seasonal businesses located in vacation areas.

Distribution

Sales are made “off-truck” to our institutional food service customers at their places of business by our sales representatives who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. Our distribution trucks are replenished from warehouses located in a number of cities in the western United States. We operate our own long haul trucking fleet in an effort to more effectively control the supply of products to these warehouses. Inventory levels are maintained at each branch warehouse consisting of our complete product line and additional safety stocks to accommodate a modest interruption in supply.

Customers

No single customer represents a significant concentration of sales. As a result, the loss of one or more of our larger customer accounts is not likely to have a material adverse effect on our results of operations. We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hospitals, hotels, contract food services and convalescent hospitals. Customer contact, our distribution network and our service quality, are integral to our sales effort.

Competition

We face competition from many sources, including the institutional food service divisions of multi-national manufacturers of retail products such as Procter & Gamble (Folgers Coffee), Kraft Foods (Maxwell House Coffee) and Sara Lee Foods (Superior Coffee), wholesale grocery distributors such as Sysco and U.S. Food Service and regional institutional coffee roasters such as Boyd Coffee Company. Management believes we may have some competitive advantages due to our longevity, strong regional roots and our sales and service force. We differentiate ourselves from our competitors by the quality of our products, our distribution network and our customer service. Some of our competitors outsource their product distribution, while others conduct their own distribution. Some of our customers are “price” buyers, seeking the low cost provider with little concern about service; others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive and we are often faced with price competition.

Working Capital

We finance our operations internally, and we believe that working capital from internal sources will be adequate for the coming fiscal year.

Foreign Operations

We have no material revenues from foreign operations.

Other

On June 30, 2006 we employed 1,091 employees, 441 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. No portion of our business may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

Available Information

We file reports electronically with the U.S. Securities and Exchange Commission (“SEC”), including Forms 10-K, 10-Q, 8-K and amendments thereto. The public may read and copy any materials filed with the SEC at the SEC’s Public Reading Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The site address is http://www.sec.gov.

Our Internet website address is http://www.farmerbroscousa.com (the website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be part of this filing), where we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K including amendments thereto as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. The Company’s Code of Ethics for its principal executive and principal financial officers is also posted on our Internet website.

Item 1A. Risk Factors

Certain statements contained in this Annual Report on Form 10-K regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows may be forward-looking statements within the meaning of federal securities laws. These statements are based on management’s current expectations, assumptions, estimates and observations about our business and are subject to risks and uncertainties. As a result, actual results could materially differ from the forward-looking statements contained herein. These forward-looking statements can be identified by the use of words like “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. These and other similar words can be identified by the fact that they do not relate solely to historical or current facts. While we believe our assumptions are reasonable, we caution that it is impossible to predict the impact of such factors which could cause actual results to differ materially from predicted results. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available. For these statements, we claim the protection of the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995.

The Company’s business, its future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), competition, interest rate and currency exchange rate fluctuations, and other events. The following items are representative of the risks, uncertainties and other conditions that may impact the Company’s business, future performance and the forward-looking statements that it makes in this Annual Report on Form 10-K or that it may make in the future. Our actual results could differ materially from anticipated results due to some or all of the factors discussed below.

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase our coffee on forward contracts for delivery as long as six months in the future. In the event of non-performance by the suppliers, the Company could be exposed to credit and supply risk. Entering into such future commitments also leaves the Company subject to purchase price risk. Various techniques are used to hedge these purchases against untoward price movement. Competitive factors make it difficult for the Company to “pass through” such price fluctuation to its customers. Therefore, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce its exposure to the volatile fluctuation of green coffee costs, Farmer Bros. has, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.

Our primary raw material is green coffee,  an agricultural commodity. Green coffee is mainly grown outside the U.S. and can be subject to volatile price fluctuations. Weather, real or perceived shortages, labor actions, political unrest and armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation (CCF), the International Coffee Organization (ICO) and the Association of Coffee Producing Countries (ACPC). These organizations seek to increase coffee prices largely be attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations. As a result these organizations or others may succeed in raising green coffee prices.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the food service divisions of multi-national manufacturers of retail products such as Proctor and Gamble (Folgers Coffee), Kraft Foods (Maxwell House Coffee) and Sara Lee Foods (Superior Coffee), wholesale grocery distributors such as Sysco and U.S. Food Service, and regional coffee roasters such as Boyd Coffee Company. Some of our competitors outsource their product distribution, while others conduct their own distribution. Large roasters have volumes far in excess of ours, with a business model that is substantially different from ours. We compete with those firms and others for a wide variety of customers, from small restaurants and donut shops, to large institutional buyers like restaurant chains, hospitals, hotels, contract food services and convalescent hospitals. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened. At Farmer Bros. we differentiate ourselves from our competitors by the quality of our products, our distribution network and our customer service. Some of our customers are “price” buyers, seeking the low cost provider with little concern about service; others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive and we are often faced with price competition.

CHANGES IN CONSUMER PREFERENCES COULD ADVERSELY AFFECT OUR BUSINESS.

Our continued success depends, in part, upon the demand for coffee. Shifts in consumer preferences away from a “standard” cup of coffee could adversely affect our profitability. Our primary market is restaurants and other food service establishments. We also provide coffee and related products to offices. We believe the success of our market segment is dependent upon personal and business expenditures in restaurants and other food service businesses. There are many beverages, hot and cold, competing for the same restaurant dollar. Our restaurant customers report that competition from such beverages continues to dilute the demand for coffee. Consumers who choose soft drinks, bottled water, and flavored coffees and teas are all reducing the restaurant dollar formerly spent on a “standard” cup of coffee. While restaurants and coffee houses that sell “specialty” coffee and flavored coffee products may have increased the demand for coffee beverages, many of these establishments have taken market share from existing Farmer Bros. customers. We have a line of products that compares favorably with products sold in such “specialty coffee” stores, but most of our restaurant customers do not specialize in coffee drinks. As a result, a further shift toward “specialty” coffee houses may adversely impact the demand for the Company’s products.

REDUCTIONS IN DISCRETIONARY SPENDING COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including “dining out.” Economic conditions may also cause businesses to reduce travel and entertainment expenses, and even cause office coffee benefits to be eliminated. These factors could reduce demand for our products or impose practical limits on pricing, either of which could adversely affect our business, financial condition, operating results and cash flows.

OUR SALES AND DISTRIBUTION NETWORK IS COSTLY TO MAINTAIN.

Our sales and distribution network requires a large investment to maintain and operate. Costs include the fluctuating cost of gasoline, diesel and oil, the costs associated with managing, purchasing, maintaining and insuring a fleet of delivery vehicles, the costs of maintaining distribution warehouses throughout the country, and the costs of hiring, training and managing our route sales professionals. Many of these costs are beyond our control, and others are fixed rather than variable. Some competitors use alternate methods of distribution that eliminate some of the costs associated with our method of distribution.

WE ARE SELF-INSURED. OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.

We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance have recently increased substantially. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different amount of claims occur compared to what was estimated or the cost of the claims increase or decrease beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods.

EMPLOYEE STRIKES AND OTHER LABOR-RELATED DISRUPTIONS MAY ADVERSELY AFFECT OUR OPERATIONS.

We have union contracts relating to the majority of our workforce in  California, Oregon, Washington and Nevada. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future. There are potential adverse effects of labor disputes with our own employees or by others who provide transportation (shipping lines, truck drivers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. These actions could restrict our ability to obtain, process and/or distribute our products.

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

OUR ROASTING AND BLENDING METHODS ARE NOT PROPRIETARY, SO COMPETITORS MAY BE ABLE TO DUPLICATE THEM, WHICH COULD HARM OUR COMPETITIVE POSITION.

We consider our roasting and blending methods essential to the flavor and richness of our coffee and, therefore, essential to our brand. Because the Company’s roasting methods cannot be patented, we would be unable to prevent competitors from copying these methods if such methods became known. If our competitors copy our roasts or blends, the value of our brand may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting or blending methods that are more advanced than our production methods, which may also harm our competitive position.

BECAUSE A SUBSTANTIAL PORTION OF OUR BUSINESS IS BASED IN CALIFORNIA, TEXAS, COLORADO, ARIZONA AND WASHINGTON, AN INTERRUPTION IN OPERATIONS IN ANY OF THESE MARKETS WOULD ADVERSELY IMPACT OUR BUSINESS.

Over half of our business is conducted in California, Texas, Colorado, Arizona and Washington. We expect that these operations will continue to generate a substantial portion of our revenue. A significant interruption in operations at our facilities in these markets, whether as a result of an earthquake, natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. Our major manufacturing facility and distribution hub is in Los Angeles County. The majority of our green coffee comes through the Port of Los Angeles or the Port of Long Beach. Any interruption to port operations, highway arteries, gas mains or electrical service in this area could restrict our ability to supply our branches with product and would adversely impact our business.

OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM QUARTER TO QUARTER WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

From time to time, our operating results likely will fall below investor expectations. These results are influenced by a number of factors, including fluctuations in the price of green coffee, competition from existing or new competitors in our industry and changes in consumer preferences.

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

OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, THE PRICE OF OUR STOCK MAY BE NEGATIVELY AFFECTED.

For the fiscal year ended June 30, 2006, we had an operating loss of ($2,965,000). For the fiscal year ended June 30, 2005, we had an operating loss of ($6,583,000) and a net loss of ($5,427,000). We could suffer additional losses in future years and as a result our stock price could decline.

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

WE RELY ON A SINGLE THIRD PARTY SUPPLIER TO MANAGE OUR INTEGRATED ORACLE SYSTEM THAT IS INTEGRAL TO THE SUCCESS AND OPERATION OF OUR BUSINESS.

We rely on WTS, a company affiliated with Oracle, and its employees, in connection with the hosting of our integrated Management Information System. This System is essential to our operations and currently includes all accounting and production software applications. By the end of fiscal 2007, WTS is also expected to host our Route Sales application software. If WTS were to experience financial, operational, or quality assurance difficulties, or if there were any other disruption in our relationship with WTS, we might be unable to produce financial statements, fill replenishment orders for our branch warehouses, issue payroll checks, process payments to our vendors or bill customers. Any of these items could have a material adverse effect on the Company.

WE ARE DEPENDENT ON ENTERPRISE RESOURCE MANAGEMENT (“ERP”) SOFTWARE TO OPERATE OUR BUSINESS. SHOULD WE FAIL TO OPERATE EFFECTIVELY OR IF WE ENCOUNTER DIFFICULTIES INTEGRATING SYSTEMS OR SUFFER ILL-TIMED POWER OR COMMUNICATIONS FAILURES, THE RESULT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

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

Our former Chairman and Chief Executive Officer and sole coffee buyer, Roy E. Farmer, died unexpectedly in January 2005. Guenter W. Berger, a long time member of our Board of Directors and Vice President, Production was appointed interim CEO and in August 2005 assumed the title of Chairman, CEO and President. A new coffee buyer was hired in June 2005. In July 2006 we hired Roger M. Laverty III as President and COO. We continue to evaluate and recruit key personnel to enhance the depth of our management.

WE ARE SUBJECT TO RE-FUNDING OBLIGATIONS AND MAY ACQUIRE ADDITIONAL SHARES UNDER THE ESOP.

The Farmer Bros. Co. Employee Stock Ownership Plan was designed to help us attract and retain employees and to better align the efforts of our employees with the interests of our stockholders. To that end, the Company has purchased 3,000,500 shares of Company stock for the ESOP to allocate to employees over the next 12 years. It is possible that additional shares could be acquired that might deplete the Company’s cash. We expect that the future re-funding liability of the existing shares in the ESOP will increase and require additional investment as the ESOP matures and individual holdings grow. When employees vested in the ESOP leave the Company, they have the right to “put” their shares to the Company for cash. This requires the Company to repurchase those shares at the current market value. Assuming all shares currently owned by the ESOP are fully distributed, the Company’s re-funding liability is approximately $64,700,000 based on the June 30, 2006 closing share price.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN A LOWER TRADING PRICE FOR OUR STOCK THAN IF OWNERSHIP OF OUR STOCK WAS LESS CONCENTRATED.

As of September 1, 2006, members of the Farmer family or entities controlled by the Farmer family (such as trusts or business entities) as a group beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership, along with the factors described in “Risk Factors—ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US,” may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

We have adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record as of March 28, 2005. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share, at a purchase price of $112.50, subject to adjustment. The Rights expire on March 28, 2015, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

Further, certain provisions of our charter documents, including a classified board of directors, provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Farmer Bros., which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Compliance with SOX Section 404 has been a challenge for many companies. Our ability to continue to comply is uncertain as we expect that our internal controls will continue to evolve as our business activities change. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, that may be identified in future periods.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX, new SEC and Public Accounting Oversight Board regulations and NASDAQ National Market rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. Substantial costs have been incurred in fiscal 2006, and will continue to be incurred to comply with various of these mandates, including the engagement of separate public accounting firms to perform work that is now prohibited to be performed by our regular independent accounting firm, internal costs associated with documenting the adequacy of our internal controls over financial reporting and similar compliance activities, and increased costs of audit by our independent accounting firm. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. While Farmer Bros. believes that it has been at all times in material compliance with laws and regulations pertaining to the proper recording and reporting of our financial results, there can be no assurance that future regulations, implementing SOX and otherwise, will not have a material adverse impact on our reported results as compared with prior reporting periods.

Item 1.B. Unresolved Staff Comments

None.

Item 2. Properties

Our largest and most significant facility consists of our roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our long haul trucking fleet. We stage our products in 101 small branch warehouses throughout our service area. These warehouses, taken together, represent a vital part of our business, but no individual warehouse is material to the group as a whole. Our warehouses vary in size from approximately 2,500 to 20,000 square feet. Approximately 40% of these warehouses are leased with a variety of expiration dates through 2011. We believe our existing plant and branch warehouses will continue to provide adequate capacity for the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2006 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have one class of common stock which is traded on the NASDAQ National Market under the symbol “FARM.” The following table sets forth the high and low sales prices of the shares of Common Stock of the Company. Prices are as reported on the NASDAQ National Market and represent prices between dealers, without including retail mark-up, mark-down or commission, and do not necessarily represent actual trades.

	2006			2005
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$24.98	$19.50	$0.105	$27.55	$24.50	$0.100
2nd Quarter	$22.87	$19.11	$0.105	$28.40	$24.03	$0.100
3rd Quarter	$22.61	$19.31	$0.105	$29.65	$22.05	$0.100
4th Quarter	$23.18	$19.72	$0.105	$24.49	$20.78	$0.100

There were approximately 3,937 holders of record on September 1, 2006. Holders of record is based upon the number of record holders and individual participants in security position listings.

Effective as of March 17, 2005, our Board of Directors approved a stockholder rights plan (the “Rights Plan”), pursuant to which the Company entered into a Rights Agreement dated March 17, 2005 (the “Rights Agreement”) with Wells Fargo Bank, N.A., as Rights Agent, and the Board declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on March 28, 2005. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share, at a purchase price of $112.50, subject to adjustment. The description and terms of the Rights are set forth in the Rights Plan. Initially, ownership of the Rights is evidenced by the certificates representing our Common Stock then outstanding, and no separate Rights Certificates, as defined in the Rights Plan, have been distributed. The Rights are not exercisable until the distribution date, as described in the Rights Agreement, and will expire on March 28, 2015, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. No rights have been exercised at this time.

Item 6. Selected Financial Data

	For the fiscal years ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Net sales	$207,453	$198,420	$193,589	$201,558	$205,857
(Loss) income from operations	$(2,965)	$(6,583)	$3,763	$23,888	$38,210
Net income (loss)	$4,756	$(5,427)	$12,687	$23,629	$30,569
Net income (loss) per common share(a)	$0.34	$(0.40)	$0.81	$1.30	$1.65
Total assets	$317,237	$314,923	$317,871	$416,415	$417,524
Dividends per common share(a)	$0.42	$0.40	$0.38	$0.36	$0.34

(a)           All per share disclosures have been adjusted to reflect the stock split that became effective on May 10, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis discusses the results of operations as reflected in the Company’s consolidated financial statements. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2006, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the “Risk Factors” described in Item 1 of this report.

Critical Accounting Policies

Overview

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance of our workers’ compensation liabilities, and litigation. We base our estimates on historical experience and other relevant factors that are believed to be reasonable under the circumstances.

While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, actual results may differ from these estimates, which could require the Company to make adjustments to these estimates in future periods.

Investments

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

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. Our ability to maintain a relatively small reserve is directly related to our ability to collect from our customers when our salespeople regularly interact with our customers in person. This method of operation has provided us with a historically low bad debt experience. There can be no assurance this will be the case in the future.

Inventories

Inventories are valued at the lower of cost or market and the costs of coffee and allied products are determined on the last in, first out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. We regularly evaluate these inventories to determine whether market conditions are correctly reflected in the recorded carrying value.

Self-Insurance Retention

We are self-insured for California workers’ compensation insurance and use historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims. Additionally, we accrue for estimated losses not covered by insurance for liability, auto, medical and fire up to the deductible amounts.

Retirement Plans

We have two defined benefit plans that provide retirement benefits for the majority of our employees (the balance of our employees are covered by union defined benefit plans). We obtain actuarial valuations for both plans and at present we discount the pension obligations using a 6.25% discount rate and we estimate an 8% return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results. Our retiree medical plan is not funded and shares the same discount rate as the defined benefit plans. We project an initial medical trend rate of 9% ultimately reducing to 5.5% in 6 years.

Income Taxes

Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. Estimating our tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. We make certain estimates and judgments to determine tax expense for financial statement purposes as we evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to our tax provision in future periods. Each fiscal quarter we reevaluate our tax provision and reconsider our estimates and our assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.

Liquidity and Capital Resources

We have been able to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.

Our working capital is composed of the following:

	June 30,
	2006	2005	2004
	(In thousands)
Current assets	$246,808	$245,219	$252,720
Current liabilities	$16,578	$20,693	$21,189
Working capital	$230,230	$224,526	$231,531
Capital expenditures	$12,840	$8,832	$7,683

At June 30, 2006 we had no major commitments for new capital expenditures.

Results of Operations

Fiscal Years Ended June 30, 2006 and 2005

Overview

Management has a number of short and long term initiatives underway designed to strengthen the Company’s sales and distribution network and improve sales. Our efforts are focused primarily on enhancing our brand identification, expanding our product line and customer base and improving our sales and distribution efficiency. Our initiatives include:

•       Promotion of our BRAND.

•        We have designed and ordered new packaging for our entire product line. The updated designs employ the use of bright colors to better appeal to modern tastes. The roll-out for the new packaging is expected to begin in October 2006.

•        We have designed, and are in the process of producing and distributing new point of sale marketing materials to help our customers increase sales of our products. Many of these materials were distributed to customers during fiscal 2006 and others will be distributed in connection with the new packaging roll-out.

•        We are promoting our brand and product line in an expanded trade show schedule throughout our marketing area to highlight the “new spirit” our packaging represents.

•       Introduction of New Products.

•        During fiscal 2006 we developed a variety of new products designed to appeal to both new and existing customers, including horchata (a sweet rice drink flavored with cinnamon and almond), fruit smoothies (iced beverages), an expanded line of teas, liquid coffee and some seasonal products (pumpkin pie cappuccino). We believe these new products afford us with an opportunity to engage our customers and cross-sell other products and share ideas for future new products.

•       Expansion of Customer Base.

•        In an effort to expand our customer base we have created a National Accounts organization to solicit larger customers and national accounts. This group is currently comprised of 15 professionals who are working from our existing branch facilities to reach potential customers throughout the country.

•       Improved Sales and Distribution Efficiency.

•        In an effort to cut costs and improve our sales and distribution efficiency we have evaluated our branches, routes and sales staff responsibilities. In connection with these efforts we have reduced staffing and consolidated routes in certain areas, while increasing staffing in areas where we are experiencing growth.

•        During fiscal 2007 we expect to implement new Route Sales application software to further enhance our ability to evaluate customer, product and route profitability.

Management continues to concentrate on improving our gross profit margins and controlling our selling and general and administrative expenses. Although we were able to maintain gross profit margins in fiscal 2006, as compared to fiscal 2005, inflationary pressures on the cost of our raw materials and packaging supplies remains a threat to our ability to maintain these margins in the future. Despite efforts to reduce operating costs during fiscal 2006, certain expenses are beyond our control, such as gasoline and diesel prices which directly impact our distribution costs. Moreover, during fiscal 2006 we also experienced an increase of approximately $1,000,000 in compensation expenses associated with the cost of the National Accounts organization. We continue to evaluate all departments in an effort to eliminate unnecessary procedures and staff and align needed staff skills to match business requirements through re-training or new hires.

Comparative Information

Net sales in fiscal 2006 increased $9,033,000 or 5% to $207,453,000 from $198,420,000 in fiscal 2005, primarily because of higher sales prices. Programs to enhance sales began during fiscal 2005 and continue to be deployed as discussed above.

Cost of goods sold in fiscal 2006 increased to $84,910,000, or 41% of sales, as compared to $82,964,000, or 42% of sales, in fiscal 2005. Although we stabilized our margins in fiscal 2006 compared to fiscal 2005, the volatility of green coffee prices, higher prices on a variety of raw materials and product packaging and strong competition have restricted our ability to return to previous gross profit margins. We continue to seek alternative and competitive sources of raw materials, packaging supplies and other key cost components in an effort to improve our profit margins. There can be no assurance that such efforts will be successful.

The average closing price of green coffee nearby contract for each of the last three fiscal years, as compiled by the New York Board of Trade, is presented in the following table.

Comparison of Average Periodic Green Coffee Prices

	Twelve months ended June 30,
	2006	2005	2004
Average coffee price per pound	$1.03	$0.97	$0.68
Change from prior year	6%	43%	14%

Selling, General and Administrative Expenses in fiscal 2006 increased $3,469,000 or 3% to $125,508,000 from $122,039,000 in fiscal 2005. This increase is primarily attributed to higher coffee brewing equipment costs largely associated with new products, higher gasoline and diesel costs and increased California workers’ compensation expense, offset by declines in self-insured employee medical costs, IT project consulting costs and SOX compliance consulting and auditing costs. Continuing development costs of our multi-year information systems project are currently capitalized. The new sales system implementation has been delayed and development costs associated with that project will begin depreciating in fiscal 2007.

Principal Changes in Selling, General and Administrative Expenses

	For year ended June 30,
	2006	2005
	(In thousands)
Coffee brewing equipment	$11,376	$9,106
Self-insured employee medical costs	6,883	6,334
Fuel costs	6,943	5,638
Workers’ compensation costs	3,028	1,495
IT project depreciation	3,915	3,228
IT project consulting	682	2,272
SOX compliance consulting/auditing costs	430	1,100

Total other income (expense) in fiscal 2006 was $6,970,000 as compared to ($4,746,000) in fiscal 2005. This increase is primarily the result of (1) higher interest rates during fiscal 2006 and (2) the reduction of losses associated with higher green coffee prices during the second quarter of fiscal 2005 which resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net (expense) during fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($12,992,000), offset by net gains on other investments.

As a result of the forgoing factors, net income for fiscal 2006 was $4,756,000 as compared to a net loss of ($5,427,000) in fiscal 2005. Net income per common share was $0.34 in fiscal 2006 as compared to a net loss per common share of ($0.40) in fiscal 2005.

Fiscal Years Ended June 30, 2005 and 2004

Net sales in fiscal 2005 increased $4,831,000 or 2% to $198,420,000 from $193,589,000 in fiscal 2004, primarily because of higher sales prices of roast coffee. During fiscal 2005 we initiated a number of programs intended to improve sales. In an effort to advance our image more clearly and aggressively with current and potential customers we redesigned our merchandising and point of sale materials and set an aggressive trade show schedule with a newly designed booth. We assembled a team of sales professionals drawn from the ranks of our route sales organization to solicit new large customer accounts. We developed some new products that we believe will appeal to both new and existing customers.

Cost of goods sold in fiscal 2005 increased 16% to $82,964,000 or 42% of sales, as compared to $71,405,000, or 37% of sales, in fiscal 2004. A volatile, sustained increase in green coffee prices in the second and third quarters of fiscal 2005 resulted in a decrease in profit margins on roast coffee during those periods. We attempt to pass on this cost increase to our customers through higher roast coffee prices, but sales price increases lag increases in green coffee costs, and our sales price increases did not take effect until June 2005. Additionally, volatile price increases cannot, because of competition and market conditions, always be passed on to our customers.

Selling, General and Administrative Expenses in fiscal 2005 increased 3% to $122,039,000 from $118,421,000 in fiscal 2004. This increase is primarily attributed to costs associated with the employee medical program, the cost of the ESOP, the project-related costs of our multi-year information systems project and consulting costs related to compliance with SOX Section 404 as summarized in the following table.

Principal Changes in Selling, General and Administrative Expenses

	June 30,
	2005	2004
	(In thousands)
Employee medical costs	$6,945	$6,091
ESOP	7,163	6,298
IT project expenses	3,035	3,400
IT project depreciation	3,228	1,467
SOX compliance	1,100	360

Another result of the dramatic increase in green coffee costs during fiscal 2005 was a realized loss on green coffee futures and options used by the Company to hedge against a decline in commodity prices. Total other (expense) was ($4,746,000) in fiscal 2005 as compared to Total other income of $12,219,000 in fiscal 2004. Other, net (expense) was ($10,887,000) for fiscal 2005 as compared to Other, net income of $6,305,000 for fiscal 2004.

Higher green coffee prices during fiscal 2005 resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net

(expense) income during fiscal 2005 included realized coffee trading gains of $3,655,000 offset by realized coffee trading losses of ($16,764,000).

Rising interest rates resulted in increased interest income in fiscal 2005, but the January 2004 purchase of $111 million of Company stock from the Crowe family reduced the amount available for investment in fiscal 2005, as compared to fiscal 2004. In addition, Other, net income in fiscal 2004 included $5,778,000 of non-recurring income.

As a result of the forgoing factors the net loss for fiscal 2005 was ($5,427,000) as compared to net income $12,687,000 for fiscal 2004. Net loss per common share was ($0.40) in fiscal 2005 as compared to net income per common share of $0.81 in fiscal 2004.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2006.

	Total	Less Than One Year	2-3 Years	4-5 Years	More Than 5 years
	(In thousands)
Operating lease obligations	$1,551	$739	$685	$127	—

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of June 30, 2006, over 90% of these funds were invested in U.S. Treasury securities and approximately 43% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 80 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,150,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2006. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at June 30, 2006			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$68,248	$0	$68,248	$5,440
-100 basis points	$66,355	$2	$66,357	$3,549
Unchanged	$61,716	$1,092	$62,808	$0
+100 basis points	$56,475	$5,880	$62,355	$(453)
+150 basis points	$53,907	$8,804	$62,711	$(97)

Commodity Price Risk

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

On June 30, 2006 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiary

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiary at June 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiary’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2006 expressed an unqualified opinion thereon.

Los Angeles, California
September 7, 2006

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$5,333	$9,814
Short term investments	176,336	171,055
Accounts and notes receivable, net	13,250	15,485
Inventories	45,008	41,086
Income tax receivable	—	4,064
Deferred income taxes	3,300	—
Prepaid expenses	3,581	3,715
Total current assets	$246, 808	$245,219
Property, plant and equipment, net	46,385	42,671
Other assets	17,427	21,268
Deferred income taxes	6,617	5,765
Total assets	$317,237	$314,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,197	$7,852
Accrued payroll expenses	6,235	7,590
Deferred income taxes	—	321
Other	6,146	4,930
Total current liabilities	$16,578	$20,693
Accrued postretirement benefits	$31,436	$29,344
Total liabilities	$48,014	$50,037
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	31,518	32,292
Retained earnings	271,733	272,791
Unearned ESOP shares	(50,103)	(55,415)
Less accumulated comprehensive loss	—	(857)
Total stockholders’ equity	$269,223	$264,886
Total liabilities and stockholders’ equity	$317,237	$314,923

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Years ended June 30,
	2006	2005	2004
Net sales	$207,453	$198,420	$193,589
Cost of goods sold	84,910	82,964	71,405
Gross profit	$122,543	$115,456	$122,184
Selling expense	100,354	92,112	92,029
General and administrative expenses	25,154	29,927	26,392
Operating expenses	$125,508	$122,039	$118,421
(Loss) income from operations	$(2,965)	$(6,583)	$3,763
Other income (expense):
Dividend income	3,597	3,420	3,396
Interest income	4,445	2,721	2,518
Other, net (expense) income	(1,072)	(10,887)	6,305
Total other income (expense)	$6,970	$(4,746)	$12,219
Income (loss) before taxes	4,005	(11,329)	15,982
Income tax (benefit) expense	(751)	(5,902)	3,295
Net income (loss)	$4,756	$(5,427)	$12,687
Net income (loss) per common share	$0.34	$(0.40)	$0.81
Weighted average shares outstanding	13,890,609	13,653,420	15,576,450

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$4,756	$(5,427)	$12,687
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,963	8,396	7,098
Deferred income taxes	(5,001)	(3,510)	(1,536)
Gain on sales of assets	(396)	(100)	(94)
ESOP compensation expense	4,538	6,171	5,516
Net loss (gain) on investments	2,301	11,571	(706)
Change in operating assets and liabilities:
Short term investments	(7,582)	(5,723)	(12,914)
Accounts and notes receivable	2,235	(777)	(759)
Inventories	(3,922)	(5,507)	(877)
Income tax receivable	4,064	(3,656)	2,470
Prepaid expenses and other assets	5,056	(637)	4,064
Accounts payable	(3,655)	(1,737)	6,268
Accrued payroll, expenses and other liabilities	(139)	920	(762)
Accrued postretirement benefits	2,396	2,126	2,285
Other long term liabilities	—	—	(5,570)
Total adjustments	$8,858	$7,537	$4,483
Net cash provided by operating activities	$13,614	$2,110	$17,170
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,840)	(8,832)	(7,683)
Proceeds from sales of property, plant and equipment	559	165	132
Net cash used in investing activities	$(12,281)	$(8,667)	$(7,551)
Cash flows from financing activities:
Dividends paid	(5,814)	(5,436)	(5,621)
ESOP contributions	—	—	(32,412)
Proceeds from sale of short term investments	—	—	111,161
Purchase of capital stock	—	—	(111,161)
Sale of capital stock	—	—	31,235
Net cash used in financing activities	$(5,814)	$(5,436)	$(6,798)
Net (decrease) increase in cash and cash equivalents	$(4,481)	$(11,993)	$2,821
Cash and cash equivalents at beginning of year	9,814	21,807	18,986
Cash and cash equivalents at end of year	$5,333	$9,814	$21,807

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Other Comprehensive Income (Loss)	Total
Balance at June 30, 2003	1,926,414	$1,926	$18,798	$382,831	$(33,364)	$(1,046)	$369,145
Comprehensive income
Net income				12,687			12,687
Minimum pension liability						309	309
Total comprehensive income							12,996
Dividends ($3.80 per share)				(5,621)			(5,621)
ESOP contributions					(32,412)		(32,412)
ESOP compensation expense			1,282		4,234		5,516
Purchase capital stock	(443,845)	(444)	(4,474)	(106,243)			(111,161)
Issue capital stock	124,939	125	31,110				31,235
Stock dividend	14,467,572	14,468	(14,468)				0
Balance at June 30, 2004	16,075,080	$16,075	$32,248	$283,654	$(61,542)	$(737)	$269,698
Comprehensive income
Net loss				(5,427)			(5,427)
Minimum pension liability						(120)	(120)
Total comprehensive income							(5,547
Dividends ($0.40 per share)				(5,436)			(5,436)
ESOP compensation expense			44		6,127		6,171
Balance at June 30, 2005	16,075,080	$16,075	$32,292	$272,791	$(55,415)	$(857)	$264,886
Comprehensive income
Net income				4,756			4,756
Minimum pension liability						857	857
Total comprehensive income							5,613
Dividends ($0.42 per share)				(5,814)			(5,814)
ESOP compensation expense			(774)		5,312		4,538
Balance at June 30, 2006	16,075,080	$16,075	$31,518	$271,733	$(50,103)	$0	$269,223

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization

The Company, which operates in one business segment, is in the business of roasting, packaging, and distributing coffee and allied products through direct sales to restaurants, hotels, hospitals, convenience stores and fast food outlets. The Company’s products are distributed by its selling divisions from branch warehouses located in most large cities throughout the western United States.

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

Investments

The Company’s investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All such derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2006 and 2005 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Concentration of Credit Risk

At June 30, 2006, the financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are short term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. Costs of coffee and allied products are determined on the last in, first out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis.

Property, Plant and Equipment

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method. The following useful lives are used:

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

Revenue Recognition

Products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes.

Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with SFAS Statement No. 128, “Earnings per Share” excluding unallocated shares held by the Company’s Employee Stock Ownership Plan (see Note 7). The Company has no dilutive shares for any of the three fiscal years in the period ended June 30, 2006. Accordingly, the consolidated financial statements present only basic net income (loss) per share. A ten-for-one stock split in the form of a one-time stock dividend became effective May 10, 2004. All share and per share amounts used in calculating net income (loss) per share have been restated to reflect the split.

Employee Stock Ownership Plan (“ESOP”)

The ESOP is accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6. SOP 93-6 recognizes that the ESOP is a form of compensation. Compensation cost is based on the fair market value of shares released or deemed to be released for the period. Dividends on allocated shares retain the character of true dividends, but dividends on unallocated shares are considered compensation cost. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company’s note receivable. The contra account will change as compensation is recognized. Repurchase liability is disclosed as the current value of allocated shares.

Long-Lived Assets

When there are indicators of impairment, the Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no indicators of impairment of long-lived assets existed as of or during the fiscal year ended June 30, 2006.

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

New Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”)issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 no later than July 1, 2007, as required. The cumulative effect of adopting FIN 48, if any, will be recorded in retained earnings and other accounts as applicable. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement effective July 1, 2006, and does not expect the adoption to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2006 and 2005, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in other income and expense.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments at June 30, are as follows:

	2006	2005
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$113,502	$109,134
Preferred Stock	61,716	61,660
Futures, options and other derivatives	1,092	239
Other	26	22
	$176,336	$171,055

Gains and losses, both realized and unrealized, are included in other income and expense. Gross realized gains/losses at June 30, are as follows:

	2006	2005	2004
	(In thousands)
Gains	$5,071	$5,599	$12,259
Losses	$(1,660)	$(21,112)	$(6,955)

Note 3. Allowance for Doubtful Accounts

Doubtful accounts at June 30, are as follows:

	2006	2005
	(In thousands)
Balance at beginning of year	$310	$345
Additions	107	194
Deductions	(152)	(229)
Balance at end of year	$265	$310

Note 4. Inventories

June 30, 2006	Processed	Unprocessed	Total
	(In thousands)
Coffee	$4,949	$12,735	$17,684
Allied products	15,556	4,487	20,043
Coffee brewing equipment	1,528	5,753	7,281
	$22,033	$22,975	$45,008

June 30, 2005	Processed	Unprocessed	Total
Coffee	$4,888	$12,568	$17,456
Allied products	12,860	5,478	18,338
Coffee brewing equipment	2,081	3,211	5,292
	$19,829	$21,257	$41,086

Current cost of coffee and allied products inventories is greater than the LIFO cost by approximately $18,750,000 and $16,506,000 as of June 30, 2006 and 2005, respectively.

The change in the Company’s green coffee and allied product inventories during fiscal 2006, 2005, and 2004 resulted in LIFO (increments)/decrements which had the effect of (decreasing)/increasing (loss)/income before taxes for those years by ($971,000), ($1,747,000) and ($499,000), respectively.

Note 5. Property, Plant and Equipment

	2006	2005
	(In thousands)
Buildings and facilities	$47,561	$42,757
Machinery and equipment	50,375	49,642
Capitalized software costs	14,318	12,689
Office furniture and equipment	6,824	6,301
	$119,078	$111,389
Accumulated depreciation	(79,166)	(74,865)
Land	6,473	6,147
Total property plant and equipment	$46,385	$42,671

Maintenance and repairs charged to expense for the years ended June 30, 2006, 2005 and 2004 were $12,112,000, $10,719,000 and $11,151,000, respectively.

Note 6. Employee Benefit Plans

The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical and life insurance benefits.

Union Pension Plans

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,400,000, $2,278,000 and $2,114,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

Company Pension Plans

The Company has a defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement. All assets and benefit obligations were determined using a measurement date of June 30, 2006.

Disclosure for the Company Pension Plans

	Years ended June 30
	2006	2005
	(In thousands)
Change in benefit obligation
Benefit obligation at the beginning of the year	$86,841	$69,516
Service cost	2,815	2,117
Interest cost	4,510	4,284
Plan participants contributions	235	189
Amendments	0	0
Actuarial (gain)/loss	(9,653)	14,358
Benefits paid	(3,397)	(3,623)
Benefit obligation at the end of the year	$81,351	$86,841
Change in plan assets
Fair value in plan assets at the beginning of the year	$84,457	$79,387
Actual return on plan assets	7,337	8,484
Employer contributions	24	20
Plan participants contributions	235	189
Benefits paid	(3,397)	(3,623)
Fair value in plan assets at the end of the year	$88,656	$84,457
Funded status	$7,305	$(2,385)
Unrecognized net asset	0	0
Unrecognized actuarial loss	9,321	20,692
Unrecognized prior service cost	302	366
Net amount recognized	$16,928	$18,673

	Years ended June 30
	2006	2005
	(In thousands)
Amounts recognized in the consolidated balance sheet
Prepaid benefit cost	$16,928	$17,291
Accrued benefit liability	—	(304)
Intangible asset	—	301
Accumulated other comprehensive income	—	1,385
Net amount recognized	$16,928	$18,673

The accumulated benefit obligation for the Farmer Bros. Co. Plan was $71,896,000 and $74,826,000 as of June 30, 2006 and June 30, 2005, respectively. The accumulated benefit obligation for the Brewmatic Co. Plan was $3,457,000 and $3,888,000 as of June 30, 2006 and June 30, 2005, respectively.

	Years ended June 30
	2006	2005
	(In thousands)
Accumulated benefit obligation	$75,144	$78,714
Components of net periodic benefit cost
Service cost	$2,814	$2,117
Interest cost	$4,510	$4,284
Expected return on plan assets	$(6,624)	$(6,238)
Amortization of prior service cost	$63	$184
Amortization of net (gain)/loss	$1,006	$70
Net periodic benefit cost	$1,769	$418

Estimated future benefit payments for years ended June 30,

(In thousands)
2007	$3,750
2008	$3,940
2009	$4,120
2010	$4,320
2011	$4,630
years 2012 - 2016	$28,420

These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

The Company expects to make no contributions to the Farmer Bros. Co. Plan in fiscal 2007, but expects to contribute approximately $25,000 to the Brewmatic Co. Plan in fiscal 2007.

Farmer Bros. Co. Plan

Assumptions:
Weighted average assumptions used to determine benefit obligations at June 30
	2006	2005
Discount rate	6.25%	5.30%
Rate of compensation increase	3.50%	3.50%

Weighted average assumptions used to determine net periodic benefit cost for years ended June 30
	2006	2005
Discount rate	5.30%	6.30%
Rate of return on assets	8.00%	8.00%
Rate of compensation increase	3.50%	3.50%

Brewmatic Co. Plan

Assumptions:

Weighted average assumptions used to determine benefit obligations at June 30

	2006	2005
Discount rate	6.25%	5.30%
Rate of compensation increase	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost for years ended June 30

	2006	2005
Discount rate	5.30%	6.30%
Rate of return on assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	2006	2005
	(In thousands)
Projected benefit obligation	$3,457	$3,888
Accumulated benefit obligation	$3,457	$3,888
Fair value of plan assets	$3,697	$3,583
(Decrease) increase in minimum liability included in other comprehensive income	$(1,385)	$181

To develop the expected long term rate of return on asset assumption the Company considers the current level of returns on long term bonds and equities, the level of risk associated with each asset class and the expectations for future returns of each asset class. The long-term return on asset assumption for our plans is 8% for the years ended June 30, 2006 and 2005.

Plan Assets

The tables below detail assets by category for the Company’s pension plans.

Percent of Plan Assets

	Farmer Bros. Plan As of June 30,		Brewmatic Plan As of June 30,
Asset Categories	2006	2005	2006	2005
Equity securities	69%	86%	69%	90%
Debt securities	22%	14%	22%	10%
Real estate	9%	0%	9%	0%
	100%	100%	100%	100%

Description of Investment Policy

Our investment strategy for employee benefit plans is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment markets outlook utilizes both the historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of each plan. The core asset allocation utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk.

Target Plan Asset Allocation

2006
Equity securities	67.5%
Debt securities	24.0%
Real estate	8.5%
Total	100.0%

Defined Contribution Plans

The Company also has defined contribution plans for all eligible employees. No Company contributions have been made nor are any required to be made to these defined contribution plans.

Post Retirement Benefits

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retiree contributions are fixed at a current level. The plan is not funded.

The following weighted average assumptions were used to determine the benefit obligations and the net periodic benefit cost.

Weighted average assumptions used to determine benefit obligation at June 30,

	2006	2005
Discount rate	6.25%	5.30%
Rate of compensation increase
Initial medical rate trend	9.00%	10.00%
Ultimate medical trend rate	5.50%	5.50%
Number of years from initial to ultimate trend rate	6	6
Initial dental/vision trend rate	6.50%	7.00%
Ultimate dental/vision trend rate	5.50%	5.50%

Reconciliation of funded status.

	2006	2005
	(In thousands)
Accumulated post retirement benefit obligation (“APBO”)
Actives not eligible to rehire	$(10,625)	$(12,887)
Actives eligible to rehire	(7,269)	(9,230)
Retirees	(11,955)	(11,539)
Total APBO*	$(29,849)	$(33,656)
Fair market value of assets	$0	$0
Funded status	$(29,849)	$(33,656)
Unrecognized transition obligation	0	0
Unrecognized prior service cost	7,380	1,046
Unrecognized cumulative net loss	(8,967)	3,570
Accrued post retirement benefit cost as of June 30	$(31,436)	$(29,041)
Retiree medical claims paid	$1,214	$1,012

*                    The APBO reflects the recognition of an estimate of the subsidy available under Medicare Part D in accordance with FASB Staff Position No. FAS 106-2 (“FSP FAS 106-2”). This change decreased the APBO by $2,132,000 as of June 30, 2005.

SFAS No. 106, as amended by SFAS No. 132, also requires the disclosure of the effects of a 1% increase and decrease in the health care inflation trend assumption on the accumulated postretirement benefit obligation and net periodic service and interest cost. These results are shown below.

	Plan Year	Effect of 1%
	Results	Increase	Decrease
	(In thousands)
Accumulated postretirement benefit obligation as of June 30, 2006	$29,849	$2,510	$(2,105)
Service cost for plan year ended June 30, 2006	$1,269	$177	$(137)
Interest for plan year ended June 30, 2006	$1,650	$145	$(120)

Presented below is the change in the accumulated postretirement benefit obligation from the prior year.

	2006	2005
	(In thousands)
Accumulated postretirement benefit obligation beginning of year	$33,656	$29,590
Service cost	1,269	1,140
Interest cost	1,651	1,815
Actuarial loss or (gain)	(12,688)	4,255
Benefits paid	(1,214)	(1,012)
Plan change	7,175	—
Change due to Medicare Part D subsidy*	—	(2,132)
Accumulated postretirement benefit obligation as of end of year	$29,849	$33,656

*                    Recognized in accordance with FSP FAS 106-2.

Presented below is the change in the fair value of assets from the prior year.

	2006	2005
	(In thousands)
Fair value of plan assets at the beginning of the year	$0	$0
Actual return on plan assets	0	0
Company contributions	1,214	1,012
Plan participants contributions	253	216
Benefit paid	(1,467)	(1,228)
Fair value of plan assets at the end of the year	$0	$0

Presented below is a table of projected benefit payments from the plan, net of expected retiree contributions.

Years ended June 30,	With Medicare Part D Subsidy	Without Medicare Part D Subsidy	Medicare Part D Subsidy
	(In thousands)
2007	$1,592	$1,689	$97
2008	$1,774	$1,884	$110
2009	$1,918	$2,042	$124
2010	$2,125	$2,259	$133
2011	$2,205	$2,350	$145
2012-2016	$12,808	$13,633	$825

Expected 2007 benefit payments (net of retiree contributions): $1,458,000.

Note 7. Employee Stock Ownership Plan

The Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) was established in 2000 to provide benefits to all employees. The plan is a leveraged ESOP in which Company is the lender. The loan will be repaid from the Company’s discretionary plan contributions over a fifteen year term with a variable rate of interest, 6.85% at June 30, 2006.

	As of and for the years ended June 30,
	2006	2005	2004
Loan amount (in thousands)	$54,441	$59,242	$64,567
Shares purchased	—	—	1,286,430

Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

The Company reports compensation expense equal to the fair market price of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from earnings per share calculations.

During the fiscal years ended June 30, 2006, 2005 and 2004 the Company charged $5,312,000, $6,127,000 and $4,234,000 to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was ($774,000) , $44,000 and $1,282,000 for the years ended June 30, 2006, 2005 and 2004, respectively, is recorded as additional paid-in capital.

	June 30,
	2006	2005
Allocated shares	846,737	636,572
Committed to be released shares	119,440	119,434
Unallocated shares	2,019,839	2,242,671
Total ESOP shares	2,986,016	2,998,677

(In thousands)
Fair value of ESOP shares	$64,737	$66,751

Note 8. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	June 30,
	2006	2005	2004
	(In thousands)
Current federal	$3,124	$(1,703)	$4,753
Current state	1,126	(689)	78
Total current provision	$4,250	$(2,392)	$4,831
Deferred federal	$(4,338)	$(1,165)	$(1,402)
Deferred state	(663)	(2,345)	(134)
Total deferred provision	$(5,001)	$(3,510)	$(1,536)
Total tax provision	$(751)	$(5,902)	$3,295

A reconciliation of the provision for income taxes to the statutory federal income tax expense is as follows:

	June 30,
	2006	2005	2004
	(In thousands)
Federal statutory tax rate	34%	34%	35%
Income tax expense (benefit) at statutory rate	$1,362	$(3,852)	$5,594
State income tax (net federal tax benefit)	206	(696)	831
Life insurance proceeds	0	0	(1,476)
Dividend income exclusion	(849)	(819)	(821)
Valuation allowance	(1,379)	1,379	0
Change in contingency reserve	406	(2,492)	(896)
Other (net)	(497)	578	63
	$(751)	$(5,902)	$3,295
Income taxes paid	$2,301	$2,356	$3,443

The primary components of temporary differences which give rise to the Company’s net deferred tax assets are as follows:

	June 30,
	2006	2005
	(In thousands)
Deferred tax assets:
Postretirement benefits	$12,187	$11,664
Accrued liabilities	3,266	3,121
Capital loss carry forwards	2,807	4,427
Other	1,808	780
Total deferred tax assets	$20,068	$19,992
Deferred tax liabilities:
Pension assets	$(6,563)	$(7,040)
Unrealized gain on investments	(449)	(2,759)
Other	(3,139)	(3,370)
Total deferred tax liabilities	$(10,151)	$(13,169)
Valuation allowance	0	(1,379)
Net deferred tax assets	$9,917	$5,444

The Company has approximately $6.8 million and $12.0 million of federal and state capital loss carry forwards, respectively, that will expire on June 30, 2010, unless previously utilized. During the year ended June 30, 2006, the valuation allowance related to the capital loss carry forwards has been released as management believes realization is more likely than not based upon projected generation of capital gains prior to the expiration of the carry forward period, based on facts and circumstances at this time.

Note 9. Other Current Liabilities

Other current liabilities consist of the following:

	June 30,
	2006	2005
	(In thousands)
Accrued workers’ compensation liabilities	$4,052	$2,725
Dividends payable	1,688	1,608
Other (including net taxes payable)	406	597
	$6,146	$4,930

Note 10. Commitments and Contingencies

The Company incurred rent expense of approximately $907,000, $779,000 and $753,000 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, and is obligated under leases for branch warehouses. Some leases have renewal options that allow the Company, as lessee, to extend the lease at the Company’s option for one or two years at a pre-agreed rental rate. The Company also has operating leases for computer hardware with terms that do not exceed three years.

Future minimum lease payments for future fiscal years are as follows:

(In thousands)
2007	$739
2008	448
2009	237
2010	106
2011	21
Total	$1,551

The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 11. Quarterly Financial Data (Unaudited)

	September 30 2005	December 31 2005	March 31 2006	June 30 2006
	(In thousands except share data)
Net sales	$48,424	$54,950	$53,561	$50,518
Gross profit	$28,885	$33,154	$32,039	$28,465
(Loss) income from operations	$(1,124)	$3,149	$67	$(5,057)
Net (loss) income	$(1,079)	$4,164	$2,463	$(792)
Net (loss) income per common share	$(0.08)	$0.30	$0.18	$(0.06)

	September 30 2004	December 31 2004	March 31 2005	June 30 2005
Net sales	$46,708	$51,220	$50,271	$50,221
Gross profit	$29,239	$30,298	$29,343	$26,576
Income (loss) from operations	$1,002	$699	$(2,167)	$(6,117)
Net income (loss)	$1,497	$(4,068)	$856	$(3,712)
Net income (loss) per common share	$0.11	$(0.30)	$0.06	$(0.27)

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

As of June 30, 2006 our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2006.

Ernst & Young LLP, an independent registered public accounting firm, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiary

We have audited management’s assessment, included in the accompanying “Management Report on Internal Control over Financial Reporting,” that Farmer Bros. Co. and Subsidiary maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Farmer Bros. Co. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Farmer Bros. Co. and Subsidiary maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Farmer Bros. Co. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2006 of Farmer Bros. Co. and Subsidiary and our report dated September 7, 2006 expressed an unqualified opinion thereon.

Los Angeles, California September 7, 2006

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2006.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2006, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant’s Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2006.

Item 11. Executive Compensation

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2006.

Item 14. Principal Accountant Fees and Services

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)           List of Financial Statements and Financial Statement Schedules:

1.                Financial Statements included in Item 8:

Consolidated Balance Sheets as of June 30, 2006 and 2005.

Consolidated Statements of Operations for the Years Ended
June 30, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity For the Years
Ended June 30, 2006, 2005 and 2004.

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

FARMER BROS. CO.
By:	/s/ GUENTER W. BERGER
Guenter W. Berger,
Chairman and Chief Executive Officer
Date: September 11, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GUENTER W. BERGER	Chairman and Chief Executive	September 11, 2006
Guenter W. Berger	Officer (principal executive officer)
/s/ JOHN E. SIMMONS	Treasurer and Chief Financial
John E. Simmons	Officer (principal financial and	September 11, 2006
accounting officer)
/s/ LEWIS A. COFFMAN	Director	September 11, 2006
Lewis A. Coffman
/s/ JOHN H. MERRELL	Director	September 11, 2006
John H. Merrell
/s/ THOMAS A. MALOOF	Director	September 11, 2006
Thomas A. Maloof
/s/ JOHN SAMORE, JR.	Director	September 11, 2006
John Samore, Jr.
/s/ CAROL FARMER WAITE	Director	September 11, 2006
Carol Farmer Waite
/s/ KENNETH R. CARSON	Director	September 11, 2006
Kenneth R. Carson

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).
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

10.1	The Farmer Bros. Co. Pension Plan for Salaried Employees (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).*
10.2	The Farmer Bros. Co. Incentive Compensation Plan (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).*
10.3	Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2005 and incorporated herein by reference).*
10.4

Form of Notification Letter Under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2005 and incorporated herein by reference).*

10.5

Form of Award Letter (Fiscal 2006) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2006 and incorporated herein by reference).*

10.6	The Farmer Bros. Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-K for the year ended June 30, 2002 and incorporated herein by reference).*
10.7	Farmer Bros. Co. Employee Stock Ownership Plan Amendment 2 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*
10.8	Farmer Bros. Co. Employee Stock Ownership Plan Amendment 3 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*
10.9

Loan Agreement dated July 21, 2003 between the Company and Wells Fargo Bank, Trustee of the Farmer Bros Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).

10.10

Form of Change in Control Severance Agreements entered into with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

10.11

Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.12

Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.13

Form of Indemnification Agreement for Directors and Officers of the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006 and incorporated herein by reference).*

21.1	Subsidiaries of the registrant. (filed as an exhibit to the Form 10-K for the year ended June 30, 2005 and incorporated herein by reference.)
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
99.1	List of properties. (filed herewith)