Form 10-Q
period 2006-09-30
FARMER BROTHERS CO
filed 2006-11-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On November 1, 2006 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,281	$5,333
Short term investments	174,230	176,336
Accounts and notes receivable, net	14,355	13,250
Inventories	48,528	45,008
Deferred income taxes	3,300	3,300
Prepaid expenses	2,830	3,581
Total current assets	$249,524	$246,808
Property, plant and equipment, net	47,849	46,385
Other assets	17,362	17,427
Deferred income taxes	6,617	6,617
Total assets	$321,352	$317,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,977	$4,197
Accrued payroll expenses	7,132	6,235
Other	6,352	6,146
Total current liabilities	$19,461	$16,578

Accrued postretirement benefits	$32,048	$31,436

Total liabilities	$51,509	$48,014

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 shares issued and outstanding	$16,075	$16,075
Additional paid-in capital	31,312	31,518
Retained earnings	271,203	271,733
Unearned ESOP shares	(48,747)	(50,103)
Total stockholders’ equity	$269,843	$269,223
Total liabilities and stockholders’ equity	$321,352	$317,237

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,
	2006	2005
Net sales	$48,264	$48,424
Cost of goods sold	20,181	19,539
Gross profit	$28,083	$28,885

Selling expense	24,664	24,069
General and administrative expenses	6,156	5,940
Operating expenses	$30,820	$30,009
(Loss) from operations	$(2,737)	$(1,124)

Other income (expense):
Dividend income	956	869
Interest income	1,460	915
Other, net income (expense)	1,304	(1,715)
Total other income, net	$3,720	$69

Income (loss) before taxes	983	(1,055)

Income tax (benefit) expense	(30)	24

Net income (loss)	$1,013	$(1,079)

Net income (loss) per common share	$0.07	$(0.08)

Weighted average shares outstanding	14,020,523	13,811,373

Dividends declared per share	$0.11	$0.105

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,013	$(1,079)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,291	2,193
(Loss) on sales of assets	(22)	(32)
ESOP compensation expense	1,150	1,416
Net (gain) loss on investments	(1,152)	1,881

Change in assets and liabilities:
Short term investments	3,258	5,221
Accounts and notes receivable	(1,105)	2,209
Inventories	(3,520)	(7,110)
Income tax receivable	—	42
Prepaid expenses and other assets	816	1,117
Accounts payable	1,780	(1,437)
Accrued payroll, expenses and other liabilities	1,103	(708)
Accrued postretirement benefits	612	477
Total adjustments	$5,211	$5,269
Net cash provided by operating activities	$6,224	$4,190

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,758)	(4,897)
Proceeds from sales of property, plant and equipment	25	36
Net cash used in investing activities	$(3,733)	$(4,861)

Cash flows from financing activities:
Dividends paid	(1,543)	(1,449)
Net cash used in financing activities	$(1,543)	$(1,449)

Net increase (decrease) in cash and cash equivalents	$948	$(2,120)
Cash and cash equivalents at beginning of period	5,333	9,814
Cash and cash equivalents at end of period	$6,281	$7,694

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmer Bros. Co. annual report on Form 10-K for the fiscal year ended June 30, 2006.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At September 30, 2006 and June 30, 2006, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net income (expense).

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments are as follows:

	September 30, 2006	June 30, 2006
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$108,815	$113,502
Preferred Stock	65,065	61,716
Futures, options and other derivatives	340	1,092
Other	10	26
	$174,230	$176,336

Note 3. Inventories

September 30, 2006	Processed	Unprocessed	Total
	(In thousands)
Coffee	$4,954	$14,987	$19,941
Allied products	15,099	4,897	19,996
Coffee brewing equipment	1,580	7,011	8,591
	$21,633	$26,895	$48,528

June 30, 2006	Processed	Unprocessed	Total
	(In thousands)
Coffee	$4,949	$12,735	$17,684
Allied products	15,556	4,487	20,043
Coffee brewing equipment	1,528	5,753	7,281
	$22,033	$22,975	$45,008

Inventories are valued at the lower of cost or market.  Costs of coffee and allied products are determined on the last in, first out (LIFO) basis.  Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis.  An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

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

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost

	Three months ended September 30,
	2006	2005
	(In thousands)
Service cost	$523	$704
Interest cost	$1,242	$1,127
Expected return on plan assets	$(1,738)	$(1,656)
Amortization of:
Net loss	$9	$251
Prior service cost	$15	$16
Net periodic benefit cost	$51	$442

Weighted-average assumptions used to determine net periodic benefit cost

Discount rate	6.25%
Expected long-term rate of return	8.00%
Rate of compensation increase	3.00%

Basis used to determine expected long-term rate of return on plan assets

        Historical and future expected rates of return of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class.  The overall rate of return for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium.  A weighted average rate of return was developed based on those overall rates of return and the target asset allocation of the plans.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations.  These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact.  These forward-looking statements can be identified by the use of words like “anticipates,” “feels,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning.  Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  The Company undertakes no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the Company’s continued success in attracting new customers, variances from budgeted sales mix and growth rates, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company’s filings with the SEC.

Liquidity and Capital Resources

There have been no material changes in the Company’s liquidity or capital resources since the fiscal year ended June 30, 2006.  We continue to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.

Our working capital is composed of the following:

	September 30, 2006	September 30, 2005	June 30, 2006
	(In thousands)
Current assets	$249,524	$240,176	$246,808
Current liabilities	$19,461	$18,548	$16,578
Working capital	$230,063	$221,628	$230,230
Capital expenditures	$3,758	$4,897	$12,840

At September 30, 2006 we had no material commitments for capital expenditures.

Results of Operations

Overview

Management’s initiatives to strengthen the Company’s sales and distribution network and improve sales, as described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006, continued during the first quarter of the fiscal year ended 2007 (“fiscal 2007”), and are updated as follows:

•                  Promotion of our BRAND.

o                 Our new product packaging and point of sale marketing materials are expected to further establish brand awareness and enhance the image of our product line.

o                 The roll-out of new packaging began in October 2006, and continues as old stock is depleted.

o                 Our expanded trade show calendar was highlighted by our presence at the Western Foodservice & Hospitality Expo in Los Angeles, California in August.

•                  Introduction of New Products.

o                 We believe the regular introduction of new products will engage our customers, both existing and potential, and further brand awareness.

o                 During the first quarter of fiscal 2007, we continued to develop and introduce new products.  In particular, we expanded our line of canned coffees to include Premium, Premium Decaf, 100% Columbian, Dark-Roast and a seasonal Holiday Blend. Additionally, we introduced a new bag coffee, Arabica Rush, which has been favorably received.

•                  Expansion and Cost Control.

o                 In an effort to expand our geographic presence, we anticipate opening new branches in Cincinnati, Ohio and Shreveport, Louisiana in early 2007.  We intend to transfer certain key personnel from our existing distribution system to staff these new branches.

o                 During the first quarter of fiscal 2007, we negotiated favorable pricing on certain non-coffee raw materials in an effort to reduce operating costs.  There can be no assurance, however, that such favorable pricing will continue.

o                 We continue to implement changes to our information systems, which we expect over time will lead to lower operating costs.

Comparative Information

Net sales in the first quarter of fiscal 2007 were $48,264,000 as compared to $48,424,000 in the first quarter of fiscal 2006.  This decrease of less than 1% primarily reflects a reduction in the number of units sold during the first quarter of fiscal 2007, largely offset by price increases during the same period.

Cost of goods sold in the first quarter of fiscal 2007 increased 3% to $20,181,000, or 42% of sales, as compared to $19,539,000, or 40% of sales, in the first quarter of fiscal 2006.  Gross profit in the first quarter of fiscal 2007 decreased $802,000 to $28,083,000 as compared to $28,885,000 in the same quarter of fiscal 2006.  Although profit margins on allied products improved in the first quarter of fiscal 2007 as compared to the same quarter of fiscal 2006, the average cost of green coffee in the first quarter of fiscal 2007 exceeded that of the same period of fiscal 2006 by approximately 4% as reported by the New York Board of Trade.

Selling, general and administrative expenses in the first quarter of fiscal 2007 increased $811,000, or 3%, to $30,820,000 from $30,009,000 in the first quarter of fiscal 2006. This increase is primarily attributed to increased costs of coffee brewing equipment associated with the new sales programs and consulting costs related to our multi-year information systems project.

Principal Changes in Selling, General and Administrative Expenses

	September 30,
For the three months ended:	2006	2005
	(In thousands)
Coffee brewing equipment	$3,479	$2,750
IT project consulting	563	82

Total other income, net in the first quarter of fiscal 2007 increased to $3,720,000 from $69,000 in the same period of fiscal 2006.  These fluctuations largely result from adjustments to the carrying value of our interest sensitive investments, primarily preferred stock.  Additionally, net unrealized investment income in the first quarter of fiscal 2007 was $1,871,000 as compared to a net unrealized investment loss of ($2,420,000) in the same period of fiscal 2006.

As a result of the forgoing factors net income for the first quarter of fiscal 2007 was $1,013,000 as compared to a net loss of ($1,079,000) in the same period of fiscal 2006. Net income per common share was $0.07 in the first quarter of fiscal 2007 as compared to a net loss per common share of ($0.08) in the first quarter of fiscal 2006.

Quarterly Financial Data (Unaudited)

(In thousands except per share data)

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006

Net sales	$48,424	$54,950	$53,561	$50,518
Gross profit	$28,885	$33,154	$32,039	$28,465
(Loss) income from operations	$(1,124)	$3,149	$67	$(5,057)
Net (loss) income	$(1,079)	$4,164	$2,463	$(792)
Net (loss) income per common share	$(0.08)	$0.30	$0.18	$(0.06)

September 30, 2006

Net sales	$48,264
Gross profit	$28,083
(Loss) from operations	$(2,737)
Net income	$1,013
Net income per common share	$0.07

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of September 30, 2006, over 90% of these funds were invested in U.S. Treasury securities and approximately 57% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 90 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,118,700.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2006. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at September 30, 2006			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$70,322	$0	$70,322	$4,917
-100 basis points	$69,016	$0	$69,016	$3,611
Unchanged	$65,065	$340	$65,405	$0
+100 basis points	$60,146	$4,740	$64,886	$(519)
+150 basis points	$57,571	$7,592	$65,163	$(242)

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our coffee inventory on the LIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always be passed on to our customers. From time to time the Company will hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in Other, net income (expense).

On September 30, 2006 we had no open hedge derivative contracts, and our entire exposure to commodity price risk was in the potential change of our coffee inventory value resulting from changes in the market price of green coffee.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance.  Our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of September 30, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

 Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUENTER W. BERGER	Chairman and Chief Executive Officer (principal executive officer)	November 9, 2006
Guenter W. Berger

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer (principal financial and accounting officer)	November 9, 2006
John E. Simmons

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).
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

* Management contract or compensatory plan or arrangement.