Form 10-Q
period 2006-12-31
FARMER BROTHERS CO
filed 2007-02-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
On February 1, 2006 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,565	$5,333
Short term investments	178,033	176,336
Accounts and notes receivable, net	14,958	13,250
Inventories	46,434	45,008
Deferred income taxes	3,300	3,300
Prepaid expenses	4,362	3,581
Total current assets	$252,652	$246,808

Property, plant and equipment, net	47,872	46,385
Other assets	17,303	17,427
Deferred income taxes	6,617	6,617
Total assets	$324,444	$317,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,185	$4,197
Accrued payroll expenses	6,135	6,235
Other	7,487	6,146
Total current liabilities	$18,807	$16,578

Accrued postretirement benefits	$33,205	$31,436

Total liabilities	$52,012	$48,014

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 shares issued and outstanding	$16,075	$16,075
Additional paid-in capital	31,125	31,518
Retained earnings	272,623	271,733
Unearned ESOP shares	(47,391)	(50,103)
Total stockholders’ equity	$272,432	$269,223
Total liabilities and stockholders’ equity	$324,444	$317,237

The accompanying notes are an integral part of these financial statements

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended December 31, ,		Six months ended December 31
	2006	2005	2006	2005
Net sales	$55,476	$54,950	$103,740	$103,374
Cost of goods sold	22,995	21,796	43,176	41,335
Gross profit	$32,481	$33,154	$60,564	$62,039

Selling expenses	26,131	25,016	50,795	49,085
General and administrative expenses	5,210	4,989	11,366	10,929
Operating expenses	$31,341	$30,005	$62,161	$60,014
Income (loss) from operations	$1,140	$3,149	$(1,597)	$2,025

Other income:
Dividend income	986	881	1,942	1,750
Interest income	1,457	965	2,917	1,880
Other, net income (expense)	387	292	1,691	(1,423)
Total other income, net	$2,830	$2,138	$6,550	$2,207

Income before taxes	3,970	5,287	4,953	4,232

Income tax expense	1,017	1,123	987	1,147

Net income	$2,953	$4,164	$3,966	$3,085

Net income per common share	$0.21	$0.30	$0.28	$0.22

Weighted average shares outstanding	14,075,523	13,875,017	14,048,023	13,843,195

Dividends declared per share	$0.11	$0.105	$0.22	$0.21

The accompanying notes are an integral part of these financial statements

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended December 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,966	$3,085

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,606	4,427
(Gain) on sales of assets	(94)	(127)
ESOP compensation expense	2,319	2,230
Net (gain) loss on investments	(1,337)	1,946

Change in assets and liabilities:
Short term investments	(360)	17,462
Accounts and notes receivable	(1,708)	(394)
Inventories	(1,426)	(8,175)
Income tax receivable	—	(1,181)
Prepaid expenses and other assets	(657)	3,216
Accounts payable	988	(3,551)
Accrued payroll expenses and other liabilities	1,241	(1,635)
Accrued postretirement benefits	1,769	975
Total adjustments	$5,341	$17,555
Net cash provided by operating activities	$9,307	$20,640

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,097)	(8,674)
Proceeds from sales of property, plant and equipment	98	135
Net cash used in investing activities	$(5,999)	$(8,539)

Cash flows from financing activities:
Dividends paid	(3,076)	(2,887)
Net cash used in financing activities	$(3,076)	$(2,887)

Net increase in cash and cash equivalents	$232	$9,214
Cash and cash equivalents at beginning of period	5,333	9,814
Cash and cash equivalents at end of period	$5,565	$19,028

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

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

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At December 31, 2006 and June 30, 2006, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net income (expense).

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments are as follows:

	December 31, 2006	June 30, 2006
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$111,516	$113,502
Preferred Stock	64,840	61,716
Futures, options and other derivatives	1,677	1,092
Other	—	26
	$178,033	$176,336

Note 3. Inventories

December 31, 2006	Processed	Unprocessed	Total
	(In thousands)
Coffee	$5,021	$13,883	$18,904
Allied products	14,542	4,432	18,974
Coffee brewing equipment	1,519	7,037	8,556
	$21,082	$25,352	$46,434

June 30, 2006	Processed	Unprocessed	Total
	(In thousands)
Coffee	$4,949	$12,735	$17,684
Allied products	15,556	4,487	20,043
Coffee brewing equipment	1,528	5,753	7,281
	$22,033	$22,975	$45,008

Inventories are valued at the lower of cost or market.  Costs of coffee and allied products are determined on the last in, first out (LIFO) basis.  Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis.  An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

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

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$523	$704	$1,046	$1,408
Interest cost	1,242	$1,127	2,484	2,254

Expected return on plan assets	(1,738)	(1,656)	(3,476)	(3,312)
Amortization of:
Unrecognized prior service cost	15	16	30	32
Unrecognized net loss	9	251	18	502
Net periodic benefit cost	$51	$442	$102	$884

Weighted-average assumptions used to determine net periodic benefit cost

Discount rate	6.25%
Expected long-term rate of return	8.00%
Rate of compensation increase	3.00%

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

Our working capital is composed of the following:

	December 31, 2006	June 30, 2006
Current assets	$252,652	$246,808
Current liabilities	$18,807	$16,578
Working capital	$233,845	$230,230

Capital expenditures	6 months $ 6,097	12 months $ 12,840

At December 31, 2006 we had no material commitments for capital expenditures.

Results of Operations

Overview

Management’s initiatives to strengthen the Company’s sales and distribution network and improve sales, as described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006, continued during the second quarter of the fiscal year ending June 30, 2007 (“fiscal 2007”), and are updated as follows:

•                  Promotion of our BRAND.

•                  Our new product packaging and point of sale marketing materials are expected to further establish brand awareness and enhance the image of our product line.

•                  The roll-out of new packaging began in October 2006, and will continue through the remainder of fiscal 2007. We believe that our new packaging will help stimulate sales of our allied products.

•                  Introduction of New Products.

•                  We believe the regular introduction of new products will engage our customers, both existing and potential, and further brand awareness.

•                  During the second quarter of fiscal 2007, we continued our introduction of new products. In particular, we expanded our line of canned coffees to include Premium, Premium Decaf, 100% Colombian, Dark-Roast and a seasonal Holiday Blend. Additionally, we introduced a new bag coffee, Arabica Rush. These items have been favorably received and we believe are helping our sales force reintroduce our entire product line.

•                  Expansion and Cost Control.

•                  In an effort to expand our geographic presence, we opened a new branch in Cincinnati, Ohio during the most recent fiscal quarter and expect to open a branch in Shreveport, Louisiana by the end of fiscal 2007.

•                  We continue to implement changes to our information systems, which we expect over time will lead to lower operating costs. A major upgrade to our ERP system will be installed during the third quarter of fiscal 2007, with testing of the sales system expected during the fourth quarter of fiscal 2007.

Comparative Information

Net sales in the second quarter of fiscal 2007 increased $526,000 or 1% to $55,476,000 as compared to $54,950,000 in the second quarter of fiscal 2006. Sales for the first half of fiscal 2007 increased $366,000 to $103,740,000 as compared to $103,374,000 in the same period of fiscal 2006. A decline in coffee sales during the first half of fiscal 2007 was offset by an increase in sales of allied products during the period.

Cost of goods sold in the second quarter of fiscal 2007 increased to $22,995,000, or 41% of sales, as compared to $21,796,000, or 40% of sales, in the second quarter of fiscal 2006. Cost of good sold for the first half of fiscal 2007 increased to $43,176,000 or 42% of sales as compared to $41,335,000 or 40% of sales in the same period of fiscal 2006. Gross profit in the second quarter of fiscal 2007 decreased $673,000 to $32,481,000 as compared to $33,154,000 in the same quarter of fiscal 2006. Gross profit in the first half of fiscal 2007 decreased $1,475,000 to $60,564,000 from $62,039,000 in the same period of fiscal 2006. Although profit margins on allied products improved in the first half of fiscal 2007 as compared to fiscal 2006, the average cost of green coffee during this period of fiscal 2007 exceeded that of the same period of fiscal 2006 by approximately 10% as reported by the New York Board of Trade.

Selling, general and administrative expenses in the second quarter of fiscal 2007 increased $1,336,000, or 4%, to $31,341,000 from $30,005,000 in the same quarter of fiscal 2006. For the first half of fiscal 2007 selling, general and administrative expenses increased $2,147,000 or 4% to $62,161,000 from $60,014,000 in the same period of fiscal 2006, primarily due to increased costs of coffee brewing equipment associated with the new sales programs.

Total other income, net in the second quarter of fiscal 2007 increased to $2,830,000 from $2,138,000 in the same period of fiscal 2006. Higher interest rates during the second quarter of fiscal 2007 compared favorably with interest rates in the same quarter of the prior fiscal year. Total other income, net in the first half of fiscal 2007 increased to $6,550,000 from $2,207,000 in the same period of fiscal 2006. This increase is largely the result of higher interest rates in the first half of fiscal 2007 and unrealized gains on interest sensitive investments, primarily preferred stock, futures and options.

As a result of the forgoing factors net income for the second quarter of fiscal 2007 was $2,953,000, or $0.21 per share, as compared to net income of $4,164,000, or $0.30 per share, in the same period of fiscal 2006. Net income for the first half of fiscal 2007 reached $3,966,000, or $0.28 per share, as compared to $3,085,000, or $0.22 per share in the first half of fiscal 2006.

Quarterly Financial Data

(In thousands except per share data)

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Net sales	$48,424	$54,950	$53,561	$50,518
Gross profit	$28,885	$33,154	$32,039	$28,465
(Loss) income from operations	$(1,124)	$3,149	$67	$(5,057)
Net (loss) income	$(1,079)	$4,164	$2,463	$(792)
Net (loss) income per common share	$(0.08)	$0.30	$0.18	$(0.06)

	September 30, 2006	December 31, 2006
Net sales	$48,264	$55,476
Gross profit	$28,083	$32,481
(Loss) income from operations	$(2,737)	$1,140
Net income	$1,013	$2,953
Net income per common share	$0.07	$0.21

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of December 31, 2006, over 90% of these funds were invested in U.S. Treasury securities and approximately 40% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 106 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,149,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2006. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at December 31, 2006			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands )
-150 basis points	$70,087	$0	$70,087	$3,570
-100 basis points	$68,759	$4	$68,763	$2,246
Unchanged	$64,840	$1,6777	$66,517	$0
+100 basis points	$59,999	$6,621	$66,620	$103
+150 basis points	$57,488	$9,353	$66,841	$324

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

On December 31, 2006 we had no open hedge derivative contracts, and our entire exposure to commodity price risk was in the potential change of our coffee inventory value resulting from changes in the market price of green coffee.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. Our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2006, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)           The Company held its Annual Meeting of Stockholders on November 28, 2006.

(b)           Omitted pursuant to Instruction 3 to Item 4 of Form 10-Q.

(c)           The two items voted upon at the meeting were (i) to elect two directors to a three year term of office expiring at the 2009 Annual Meeting of Stockholders (“Item 1”); and (ii) to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2007 (“Item 2”).

The results of voting at the Annual Meeting of Stockholders follows:

Item 1 - Election of Directors

Director Nominee	Votes Cast For	Votes Withheld
Carol Farmer Waite	15,148,984	612,740
John H. Merrell	13,114,105	2,647,619

Item 2 - Ratification of Selection of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending June 30, 2007.

For	Against	Abstain	Broker Non-Votes
15,545,137	208,388	8,199	0

All nominees to the Board of Directors were declared to have been elected as directors to hold office until the 2009 Annual Meeting of Stockholders. Item 2 was declared to have been approved.

(d) Not applicable.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUENTER W. BERGER	Chairman and Chief Executive Officer	February 8, 2007
Guenter W. Berger	(principal executive officer)

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer (principal financial and	February 8, 2007
John E. Simmons	accounting officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).
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

10.10

Form of Change in Control Severance Agreements entered into with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

10.11

Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.12

Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.13

Form of Indemnification Agreement for Directors and Officers of the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006 and incorporated herein by reference).*

10.14

Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*

31.1	Principal Executivel Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

* Management contract or compensatory plan or arrangement.