Form 10-Q
period 2007-03-31
FARMER BROTHERS CO
filed 2007-05-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On April 1, 2007 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,347	$5,333
Short term investments	179,861	176,336
Accounts and notes receivable, net	16,561	13,250
Inventories	44,577	45,008
Income tax receivable	460	—
Deferred income taxes	3,300	3,300
Prepaid expenses	4,551	3,581
Total current assets	$257,657	$246,808

Property, plant and equipment, net	49,942	46,385
Other assets	17,245	17,427
Deferred income taxes	6,617	6,617
Total assets	$331,461	$317,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,627	$4,197
Accrued payroll expenses	7,320	6,235
Other	7,194	6,146
Total current liabilities	$23,141	$16,578

Accrued postretirement benefits	$34,325	$31,436

Total liabilities	$57,466	$48,014

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 shares issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,986	31,518
Retained earnings	272,602	271,733
Unearned ESOP shares	(45,668)	(50,103)
Total stockholders’ equity	$273,995	$269,223
Total liabilities and stockholders’ equity	$331,461	$317,237

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Net sales	$54,382	$53,561	$158,122	$156,935
Cost of goods sold	22,718	21,522	65,895	62,857
Gross profit	$31,664	$32,039	$92,227	$94,078

Selling expenses	26,094	26,017	76,888	75,102
General and administrative expenses	7,817	5,955	19,183	16,884
Operating expenses	$33,911	$31,972	$96,071	$91,986
(Loss) income from operations	$(2,247)	$67	$(3,844)	$2,092

Other income:
Dividend income	974	911	2,916	2,661
Interest income	1,491	1,181	4,408	3,061
Other, net income (expense)	318	1,226	2,009	(197)
Total other income, net	$2,783	$3,318	$9,333	$5,525

Income before taxes	536	3,385	5,489	7,617

Income tax (benefit) expense	(976)	922	11	2,069

Net income	$1,512	$2,463	$5,478	$5,548

Net income per common share	$0.11	$0.18	$0.39	$0.40

Weighted average shares outstanding	14,138,358	13,910,523	14,078,135	13,865,637

Dividends declared per share	$0.11	$0.105	$0.33	$0.315

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,478	$5,548

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,962	6,671
(Gain) on sales of assets	(194)	(485)
ESOP compensation expense	3,904	3,407
Net (gain) loss on investments	(1,404)	1,187

Change in assets and liabilities:
Short term investments	(2,121)	4,001
Accounts and notes receivable	(3,311)	936
Inventories	431	(7,799)
Income tax receivable	(460)	2,425
Prepaid expenses and other assets	(788)	4,138
Accounts payable	4,430	(2,623)
Accrued payroll expenses and other liabilities	2,133	(762)
Accrued postretirement benefits	2,889	1,461
Total adjustments	$12,471	$12,557
Net cash provided by operating activities	$17,949	$18,105

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,523)	(10,989)
Proceeds from sales of property, plant and equipment	198	606
Net cash used in investing activities	$(10,325)	$(10,383)

Cash flows from financing activities:
Dividends paid	(4,610)	(4,324)
Cash used in financing activities	$(4,610)	$(4,324)

Net increase in cash and cash equivalents	$3,014	$3,398
Cash and cash equivalents at beginning of period	5,333	9,814
Cash and cash equivalents at end of period	$8,347	$13,212

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

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

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At March 31, 2007 and June 30, 2006, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net income (expense).

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments are as follows:

	March 31, 2007	June 30, 2006
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$111,762	$113,502
Preferred Stock	66,538	61,716
Futures, options and other derivatives	1,561	1,092
Other	—	26
	$179,861	$176,336

Note 3. Inventories

March 31, 2007	Processed	Unprocessed	Total
	(In thousands)
Coffee	$5,616	$13,986	$19,602
Allied products	13,738	3,129	16,867
Coffee brewing equipment	1,641	6,467	8,108
	$20,995	$23,582	$44,577

June 30, 2006	Processed	Unprocessed	Total
	(In thousands)
Coffee	$4,949	$12,735	$17,684
Allied products	15,556	4,487	20,043
Coffee brewing equipment	1,528	5,753	7,281
	$22,033	$22,975	$45,008

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

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost (in thousands)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$523	$704	$1,569	$2,112
Interest cost	1,242	$1,127	3,726	3,381

Expected return on plan assets	(1,738)	(1,656)	(5,214)	(4,968)
Amortization of:
Unrecognized prior service cost	15	16	45	48
Unrecognized net loss	9	251	27	753
Net periodic benefit cost	$51	$442	$153	$1,326

Weighted-average assumptions used to determine net periodic benefit cost

Discount rate	6.25%
Expected long-term rate of return	8.00%
Rate of compensation increase	3.00%

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

Note 5. Income Taxes

During the most recent fiscal quarter, the Company completed a study of research and development tax credits that resulted in a net tax benefit.  This benefit, which reduces the Company’s income tax expense, is recognized in the current period as income tax receivable ($460,000).  Additional adjustments to taxes in the current fiscal quarter include the release of a portion of the tax contingency reserve to income ($170,000) and to adjust for a larger than anticipated IRC Section 199 (Income Attributable to Domestic Production Activities) deduction for fiscal year 2006 ($70,000).  Taken together, these items offset the majority of the Company’s income tax expense for the first nine months of fiscal 2007.

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

Liquidity and Capital Resources

There have been no material changes in the Company’s liquidity or capital resources since the fiscal year ended June 30, 2006, except as described below under the heading “Subsequent Event.”  We continue to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.

Our working capital is composed of the following:

	March 31, 2007	June 30, 2006
Current assets	$257,657	$246,808
Current liabilities	$23,141	$16,578
Working capital	$234,516	$230,230

	9 months	12 months
Capital expenditures	$10,523	$12,840

At March 31, 2007 we had no material commitments for capital expenditures.

Subsequent Event

On April 27, 2007, the Company entered into a stock purchase agreement to purchase all the issued and outstanding shares of capital stock of Coffee Bean Holding Co., Inc., a Delaware corporation, the parent company of Coffee Bean International, Inc., an Oregon corporation, a specialty coffee roaster and wholesaler headquartered in Portland, Oregon.  On the same day and in accordance with the terms of the purchase agreement, the Company purchased all such shares for a purchase price of $22.075 million in cash not including transaction costs, less the amount of all outstanding indebtedness of the holding company and its subsidiaries.  The holding company and its subsidiaries became wholly owned subsidiaries of the Company.  This transaction is described more fully in the Company’s Current Reports on Form 8-K filed with the SEC on May 1, 2007.  The Company expects to make additional investment in CBI to increase its plant capacity to handle its current and projected growth.  The Company expects to fund this additional investment from internal sources.

Results of Operations

Overview

Management’s initiatives to strengthen the Company’s sales and distribution network and improve sales, as described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006, continued during the third quarter of the fiscal year ending June 30, 2007 (“fiscal 2007”), and are updated as follows:

•                  Promotion of our BRAND.

•                  The roll-out of new packaging began in October 2006, and will continue through the remainder of fiscal 2007.

•                  Introduction of New Products.

•                  We believe the regular introduction of new products will engage our customers, both existing and potential, and further brand awareness.  The acquisition of Coffee Bean International, Inc (“CBI”) in the fourth quarter of fiscal 2007 adds the “Panache” brand of more than 100 SKU’s of specialty coffee.

•                  Expansion.

•                  In an effort to expand our geographic presence, we opened a branch in Shreveport, Louisiana during the third quarter of fiscal 2007 and plan to open a branch in Nashville, Tennessee by the end of fiscal 2007.

•                  We continue to implement changes to our information systems, which we expect over time will lead to lower operating costs.  A major upgrade to our ERP system was installed during the third quarter of fiscal 2007.  The development of the sales system has resumed and  testing  is expected to begin during the fourth quarter of fiscal 2007.

•                  Although our purchase of Coffee Bean International Inc.  (“CBI”) closed in the fourth quarter of fiscal 2007, much of the analysis, due diligence and negotiations occurred in the third quarter.  This acquisition moves the Company into the growing market for specialty coffee in which we believe CBI is the premier national roaster.  CBI is, like Farmer Bros. , a wholesaler, with specialties that complement our operations.  CBI has a strong independent coffee house business, as well as national chain accounts and national private label retail business.

Comparative Information

Net sales in the third quarter of fiscal 2007 increased $821,000 or 1% to $54,382,000 as compared to $53,561,000 in the third quarter of fiscal 2006.  Sales for the first nine months of fiscal 2007 increased $1,187,000 to $158,122,000 as compared to $156,935,000 in the same period of fiscal 2006.  A decline in coffee sales during  the third quarter of fiscal 2007 and the first nine months of fiscal 2007 was offset by an increase in sales of allied products in each period, resulting in the modest sales increase.

Cost of goods sold in the third quarter of fiscal 2007 increased to $22,718,000, or 42% of sales, as compared to $21,522,000, or 40% of sales, in the third quarter of fiscal 2006.  Cost of good sold for the first nine months of fiscal 2007 increased to $65,895,000 or 42% of sales as compared to $62,857,000 or 40% of sales in the same period of fiscal 2006.  Gross profit in the third quarter of fiscal 2007 decreased $375,000 to $31,664,000 as compared to $32,039,000 in the same quarter of fiscal 2006.  Gross profit in the first nine months of fiscal 2007 decreased $1,851,000 to $92,227,000 from $94,078,000 in the same period of fiscal 2006.  As the cost of raw materials, including coffee, spices and other ingredients has increased, the Company has been unable to maintain its profit margins due to sales price competition.

Selling, general and administrative expenses in the third quarter of fiscal 2007 increased $1,939,000, or 6%, to $33,911,000 from $31,972,000 in the same quarter of fiscal 2006.  For the first nine months of fiscal 2007 selling, general and administrative expenses increased $4,085,000 or 4% to $96,071,000 from $91,986,000 in the same period of fiscal 2006, primarily due to increased costs of coffee brewing equipment associated with the new sales programs.

Total other income, net in the third quarter of fiscal 2007 decreased to $2,783,000 from $3,318,000 in the same period of fiscal 2006.  Higher interest rates during the third quarter of fiscal 2007 compared favorably with interest rates in the same quarter of the prior fiscal year, but investment income, composed primarily of realized and unrealized gains and losses on interest sensitive investments, was  $318,000 in the third quarter of fiscal 2007 as compared to $1,226,000 in the same quarter of fiscal 2006.  Total other income in the first nine months of fiscal 2007 increased to $9,333,000 from $5,525,000 in the same period of fiscal 2006.  This increase is largely the result of higher interest rates and investment income in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006.

As a result of the foregoing factors net income for the third quarter of fiscal 2007 was $1,512,000, or $0.11 per share, as compared to net income of $2,463,000, or $0.18 per share, in the same period of fiscal 2006.  Net income for the first nine months of fiscal 2007 reached $5,478,000, or $0.39 per share, as compared to $5,548,000, or $0.40  per share in the first nine months of fiscal 2006.

Quarterly Financial Data

(In thousands except per share data)

	September 30, 2006	December 31, 2006	March 31, 2007
Net sales	$48,264	$55,476	$54,382
Gross profit	$28,083	$32,481	$31,664
(Loss) income from operations	$(2,737)	$1,140	$(2,247)
Net income	$1,013	$2,953	$1,512
Net income per common share	$0.07	$0.21	$0.11

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Net sales	$48,424	$54,950	$53,561	$50,518
Gross profit	$28,885	$33,154	$32,039	$28,465
(Loss) income from operations	$(1,124)	$3,149	$67	$(5,057)
Net (loss) income	$(1,079)	$4,164	$2,463	$(792)
Net (loss) income per common share	$(0.08)	$0.30	$0.18	$(0.06)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of March 31, 2007, over 90% of these funds were invested in U.S. Treasury securities and approximately 60% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 85 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $1,149,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2007.  This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at March 31, 2007			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$71,874	$0	$71,874	$3,775
-100 basis points	$70,517	$6	$70,523	$2,424
Unchanged	$66,538	$1,5617	$68,099	$0
+100 basis points	$61,700	$6,348	$68,048	$(51)
+150 basis points	$59,208	$9,291	$68,499	$400

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

On March 31, 2007 we had no open hedge derivative contracts, and our entire exposure to commodity price risk was in the potential change of our coffee inventory value resulting from changes in the market price of green coffee.

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

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance.  Our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUENTER W. BERGER	Chairman and Chief Executive Officer
Guenter W. Berger	(principal executive officer)	May 4, 2007

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer
John E. Simmons	(principal financial and accounting officer)	May 4, 2007

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

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

10.10

Form of Change in Control Severance Agreements entered into with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

10.11

Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.12

Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.13

Form of Indemnification Agreement for Directors and Officers of the Company (filed as Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2006 and incorporated herein by reference).*

10.14

Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*

10.15

Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

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