Form 10-K
period 2007-06-30
FARMER BROTHERS CO
filed 2007-09-13
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number: 0-1375

FARMER BROS. CO.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-0725980
(State of Incorporation)	(I.R.S. Employer Identification No.)

20333 South Normandie Avenue, Torrance, California 90502

(Address of Principal Executive Offices; Zip Code)

Registrant’s telephone number, including area code  310-787-5200

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $1.00 par value	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Large Accelerated Filer ☐           Accelerated Filer ☑            Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2006 was approximately $205.9 million.

On September 1, 2007 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this Form 10-K: certain portions of the definitive proxy statement for the fiscal year ended June 30, 2007 that is expected to be filed with the U.S. Securities and Exchange Commission on or before October 28, 2007.

PART I

Item 1. Business

General

Farmer Bros. Co., including its consolidated subsidiaries unless the context otherwise requires, (the “Company,” “we,” “our” or “Farmer Bros.”) is a manufacturer, wholesaler and distributor of coffee and spices to the institutional food service segment. The Company was incorporated in California in 1923, and reincorporated in Delaware in 2004. On April 27, 2007, we completed the acquisition of Coffee Bean Holding Co., Inc., a Delaware corporation (“CBH”), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee roaster and wholesaler headquartered in Portland, Oregon (the “CBI Acquisition”).

Our product line is specifically focused on the needs of our market segment: institutional food service establishments that prepare and market meals and food products, including restaurants, hotels and hospitals, as well as retailers such as convenience stores, coffee houses, general merchandisers and grocery stores. Our product line includes roasted coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cocoa, spices, and soup and beverage bases. Our product line presently includes over 400 items. For the past three fiscal years sales of roasted coffee products represented approximately 50% of our total sales and no single product other than coffee accounted for more than 10% of our revenue. Coffee purchasing, roasting and packaging takes place at our Torrance, California and Portland, Oregon plants. Our Torrance plant also serves as the distribution hub for our branches.

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

Trademarks

We own 91 registered trademarks, which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification.

Seasonality

We experience some seasonal influences. The winter months are generally the best sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer months from seasonal businesses located in vacation areas.

Distribution

Most sales are made “off-truck” to our institutional food service customers at their places of business by our sales representatives who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. Our distribution trucks are replenished from warehouses located in a number of cities in the western United States. We operate our own long haul trucking fleet in an effort to more effectively control the supply of products to these warehouses. Inventory levels are maintained at each branch warehouse consisting of our complete product line and additional safety stocks to accommodate a modest interruption in supply. A portion of our products are distributed by third parties or are direct shipped via common carrier.

As one of the largest wholesale specialty coffee roasters in the nation, CBI markets their unique specialty coffee line primarily to coffee houses and private-label retailers and other national accounts utilizing a variety of distribution channels. In contrast, Farmer Bros. serves a variety of traditional coffee blends at different price points to restaurants, hotels, hospitals, etc. utilizing its own distribution network. We believe the combination of the two marketing approaches and the combined product line (adding over 100 SKU’s) allows the two companies to better serve their current and prospective customers’ needs without regard to the means of distribution.

Customers

No single customer represents a significant concentration of sales. As a result, the loss of one or more of our larger customer accounts is not likely to have a material adverse effect on our results of operations. We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hospitals, hotels, contract food services and convalescent hospitals. Customer contact, our distribution network and our service quality, are integral to our sales effort. As a result of the CBI Acquisition we added additional customer categories that include gourmet coffee houses, national foodservice, national mass market merchandisers and grocery stores.

Competition

We face competition from many sources, including the institutional food service divisions of multi-national manufacturers of retail products such as Procter & Gamble (Folgers Coffee), Kraft Foods (Maxwell House Coffee) and Sara Lee Foods (Superior Coffee), wholesale grocery distributors such as Sysco and U.S. Food Service, and regional institutional coffee roasters such as S & D Coffee Company and Boyd Coffee Company. Management believes we may have some competitive advantages due to our longevity and strong regional roots. Our focus on the quality of our products, our distribution network and our customer service are the major factors that differentiate us from our competitors.

Competition is robust, and is primarily based on products and price, with distribution often a major factor. Most of our customers rely on us for distribution, however some of our customers use third party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low cost provider with little concern about service, while others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive and we are often faced with price competition.

Working Capital

We finance our operations internally, and we believe that working capital from internal sources will be adequate for the coming fiscal year.

Foreign Operations

We have no material revenues from foreign operations.

Other

On June 30, 2007 we employed 1,233 employees, 441 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. No portion of our business may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

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

Item 1A. Risk Factors

Certain statements contained in this annual report on Form 10-K regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like “anticipates,” “feels,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, our ability to successfully integrate the CBI Acquisition, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the Company’s continued success in attracting new customers, variances from budgeted sales mix and growth rates, and weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in the Company’s filings with the SEC.

The following items are representative of the risks, uncertainties and other conditions that may impact the Company’s business, future performance and the forward-looking statements that it makes in this annual report on Form 10-K or that it may make in the future. Our actual results could differ materially from anticipated results as a result of some or all of these items or from other factors.

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase our coffee on forward contracts for delivery as long as six months in the future. In the event of non-performance by the suppliers, the Company could be exposed to credit and supply risk. Entering into such future commitments also leaves the Company subject to purchase price risk. Various techniques are used to hedge these purchases against untoward price movement. Competitive factors make it difficult for the Company to “pass through” such price fluctuations to its customers. Therefore, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce its exposure to the volatile fluctuation of green coffee costs, Farmer Bros. has, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.

Our primary raw material is green coffee, an agricultural commodity. Green coffee is mainly grown outside the U.S. and can be subject to volatile price fluctuations. Weather, real or perceived shortages, labor actions, political unrest and armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Green specialty coffees sell at a premium to other green coffees due to the inability of producers to increase supply in the short run to meet rising demand. As a result, the price spread between specialty coffee and non-specialty coffee is likely to widen as demand continues to increase.

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

In the past, we generally have been able to pass on increases in green coffee costs to our customers. However, there can be no assurance that we will be successful in passing such fluctuations on to our customers without losses in sales volume or gross margin in the future. Similarly, rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the food service divisions of multi-national manufacturers of retail products such as Proctor and Gamble (Folgers Coffee), Kraft Foods (Maxwell House Coffee) and Sara Lee Foods (Superior Coffee), wholesale grocery distributors such as Sysco and U.S. Food Service, and regional coffee roasters such as S & D Coffee Company and Boyd Coffee Company. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened.

CHANGES IN CONSUMER PREFERENCES COULD ADVERSELY AFFECT OUR BUSINESS.

Our continued success depends, in part, upon the demand for coffee. We believe that competition from other beverages continues to dilute the demand for coffee. Consumers who choose soft drinks, juices, bottled water, teas and other beverages all reduce spending on coffee. Consumer trends away from coffee could negatively impact our business.

REDUCTIONS IN DISCRETIONARY SPENDING COULD ADVERSELY AFFECT OUR BUSINESS.

Our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including “dining out,” as well as the purchase of high-end consumables like specialty coffee. Economic conditions may also cause businesses to reduce travel and entertainment expenses, and even cause office coffee benefits to be eliminated. These factors could reduce demand for our products or impose practical limits on pricing, either of which could adversely affect our business, financial condition, operating results and cash flows.

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

EMPLOYEE STRIKES AND OTHER LABOR-RELATED DISRUPTIONS MAY ADVERSELY AFFECT OUR OPERATIONS.

We have union contracts relating to the majority of our workforce located on the West Coast, including California, Oregon, Washington and Nevada. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future. There are potential adverse effects of labor disputes with our own employees or by others who provide transportation (shipping lines, truck drivers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. These actions could restrict our ability to obtain, process and/or distribute our products.

THE FAILURE TO INTEGRATE SUCCESSFULLY OTHER BUSINESSES THAT WE ACQUIRE COULD ADVERSELY AFFECT OUR BUSINESS.

In April 2007, we acquired CBI in a stock acquisition. While we have no current agreements or binding commitments regarding any potential acquisitions, as part of our growth strategy we may evaluate opportunities to acquire other businesses or enter into joint ventures that would complement our existing product line, expand our geographic reach or increase our customer base. Acquisitions entail numerous risks, including:

•       the integration of new operations, products, services and personnel;

•       the diversion of management and other resources from our existing businesses;

•       the inability to generate revenues from new products sufficient to offset associated acquisition costs;

•       the maintenance of uniform standards, controls, procedures and policies;

•       accounting effects that may adversely affect our financial results, including the amortization of intangible assets;

•       difficulties in retaining customers of the acquired companies;

•       the impairment of employee and customer relations as a result of any integration of new management personnel or the loss of key employees of the acquired companies;

•       dilution to existing stockholders from the issuance of equity securities; and

•       liabilities or other problems associated with an acquired business.

Any problems we encounter in connection with our acquisitions could have a material adverse effect on our business.

OUR ROASTING AND BLENDING METHODS ARE NOT PROPRIETARY, SO COMPETITORS MAY BE ABLE TO DUPLICATE THEM, WHICH COULD HARM OUR COMPETITIVE POSITION.

We consider our roasting and blending methods essential to the flavor and richness of our coffee and, therefore, essential to our brand. Because the Company’s roasting methods cannot be patented, we would be unable to prevent competitors from copying these methods if such methods became known. If our competitors copy our roasts or blends, the value of our brands may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting or blending methods that are more advanced than our production methods, which may also harm our competitive position.

BECAUSE A SUBSTANTIAL PORTION OF OUR BUSINESS IS BASED IN CALIFORNIA, OREGON, TEXAS, COLORADO, ARIZONA AND WASHINGTON, AN INTERRUPTION IN OPERATIONS IN ANY OF THESE MARKETS WOULD ADVERSELY IMPACT OUR BUSINESS.

Over half of our business is conducted in California, Oregon, Texas, Colorado, Arizona and Washington. We expect that these operations will continue to generate a substantial portion of our revenue. A significant interruption in operations at our facilities in these markets, whether as a result of an earthquake, natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. Our major manufacturing facility and distribution hub is in Los Angeles County. The majority of our green coffee comes through the Ports of Los Angeles, Long Beach, San Franciso and Portland. Any interruption to port operations, highway arteries, gas mains or electrical service in these areas could restrict our ability to supply our branches with product and would adversely impact our business.

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

OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, THE PRICE OF OUR STOCK MAY BE NEGATIVELY AFFECTED.

We have incurred operating losses for each of the prior three fiscal years and a net loss in one of the prior three fiscal years. If our current strategies are unsuccessful or if we are unsuccessful in integrating the CBI Acquisition with our existing operations we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline.

FUTURE FUNDING DEMANDS UNDER PENSION PLANS FOR CERTAIN UNION EMPLOYEES ARE UNKNOWN.

We participate in two multi-employer defined benefit plans for certain union employees. The management, funding status and future viability of these plans is not known at this time. The nature of the contracts with these plans allows for future funding demands that are outside our control or ability to estimate.

WE RELY ON A SINGLE THIRD PARTY SUPPLIER TO MANAGE OUR INTEGRATED ORACLE SYSTEM THAT IS INTEGRAL TO THE SUCCESS AND OPERATION OF OUR BUSINESS.

We rely on WTS, a company affiliated with Oracle, and its employees, in connection with the hosting of our integrated management information system. This system is essential to our operations and currently includes all accounting and production software applications. By the end of fiscal 2008, WTS is also expected to host our route sales application software. If WTS were to experience financial, operational, or quality assurance difficulties, or if there were any other disruption in our relationship with WTS, we might be unable to produce financial statements, fill replenishment orders for our branch warehouses, issue payroll checks, process payments to our vendors or bill customers. Any of these items could have a material adverse effect on the Company.

WE ARE DEPENDENT ON ENTERPRISE RESOURCE PLANNING (“ERP”) SOFTWARE TO OPERATE OUR BUSINESS. SHOULD WE FAIL TO OPERATE EFFECTIVELY OR IF WE ENCOUNTER DIFFICULTIES INTEGRATING SYSTEMS OR SUFFER ILL-TIMED POWER OR COMMUNICATIONS FAILURES, THE RESULT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

We rely on complex software and hardware to invoice our customers, produce customer statements, account for our inventory and manufacturing costs, fill branch inventory replenishment orders, pay our bills, pay our employees and produce our financial statements. We have in the past encountered, and in the future may encounter, software and hardware errors, system design errors and errors in the operation of our systems. This has resulted and may in the future result in a number of adverse consequences, including: users being disconnected from systems and being unable to perform their job functions, and delays in producing financial statements and other key management system information.

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

WE ARE SUBJECT TO RE-FUNDING OBLIGATIONS AND MAY ACQUIRE ADDITIONAL SHARES UNDER THE ESOP.

The Farmer Bros. Co. Employee Stock Ownership Plan was designed to help us attract and retain employees and to better align the efforts of our employees with the interests of our stockholders. To that end, the Company has purchased 3,000,500 shares of Company stock for the ESOP to allocate to employees over the next 12 years. It is possible that additional shares could be acquired that might deplete the Company’s cash. We expect that the future re-funding liability of the existing shares in the ESOP will increase and require additional investment as the ESOP matures and individual holdings grow. When employees vested in the ESOP leave the Company, they have the right to “put” their shares to the Company for cash. This requires the Company to repurchase those shares at the current market value. Assuming all shares currently owned by the ESOP are fully distributed, the Company’s re-funding liability is approximately $67,700,000 based on the June 30, 2007 closing share price.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN A LOWER TRADING PRICE FOR OUR STOCK THAN IF OWNERSHIP OF OUR STOCK WAS LESS CONCENTRATED.

As of September 1, 2007, members of the Farmer family or entities controlled by the Farmer family (including trusts and a family partnership) as a group beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership, along with the factors described in “Risk Factors—ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US,” may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX, new SEC and Public Accounting Oversight Board regulations and NASDAQ National Market rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. Substantial costs have been incurred in fiscal 2007, and will continue to be incurred to comply with various of these mandates, including the engagement of separate public accounting firms to perform work that is now prohibited to be performed by our regular independent accounting firm, internal costs associated with documenting the adequacy of our internal controls over financial reporting and similar compliance activities, and increased costs of audit by our independent accounting firm. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. While Farmer Bros. believes that it has been at all times in material compliance with laws and regulations pertaining to the proper recording and reporting of our financial results, there can be no assurance that future regulations, implementing SOX and otherwise, will not have a material adverse impact on our reported results as compared with prior reporting periods.

Item 1.B. Unresolved Staff Comments

None.

Item 2. Properties

Our largest and most significant facility consists of our roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our long haul trucking fleet. We presently lease a manufacturing facility in Portland, Oregon that is the manufacturing and distribution point for our specialty coffee, grocery and mass market customers. We stage our products in 101 small branch warehouses throughout our service area. These warehouses, taken together, represent a vital part of our business, but no individual warehouse is material to the group as a whole. Our warehouses vary in size from approximately 2,500 to 20,000 square feet. Approximately 40% of our facilities are leased with a variety of expiration dates through 2011.

We believe our Torrance plant and branch warehouses will continue to provide adequate capacity for the foreseeable future. We are currently seeking to expand our Portland plant to accommodate anticipated growth.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2007 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have one class of common stock which is traded on the NASDAQ National Market under the symbol “FARM.” The following table sets forth, for the periods indicated, the dividends paid and the high and low sales prices of the shares of common stock of the Company as quoted on the NASDAQ National Market.

	Fiscal year ended June 30, 2007			Fiscal year ended June 30, 2006
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$21.13	$20.70	$0.11	$24.98	$19.50	$0.105
2nd Quarter	$21.48	$20.97	$0.11	$22.87	$19.11	$0.105
3rd Quarter	$20.61	$20.23	$0.11	$22.61	$19.31	$0.105
4th Quarter	$22.73	$22.12	$0.11	$23.18	$19.72	$0.105

There were approximately 3,893 holders of record on September 1, 2007. Holders of record is based upon the number of record holders and individual participants in security position listings.

Performance Graph

The chart set forth below shows the value of an investment of $100 on June 30, 2002 in each of Farmer Bros. Co. common stock, the Russell 2000 Index and the Value Line Food Processing Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return*
Farmer Bros. Co., Russell 2000 Index And Value Line Food Processing Index
(Performance Results Through 6/30/07)

	2002	2003	2004	2005	2006	2007
Farmer Bros. Co.	$100.00	$94.51	$75.56	$63.70	$63.24	$67.35
Russell 2000 Index	$100.00	$96.91	$127.85	$138.26	$156.63	$180.20
Food Processing	$100.00	$95.10	$119.42	$126.55	$130.05	$164.82

Assumes $100 invested at the close of trading 6/30/02 in Farmer Bros. Co. common stock, Russell 2000 Index, and Value Line Food Processing Index.

*Cumulative total return assumes reinvestment of dividends.

Source:  Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Item 6. Selected Financial Data

	For the fiscal years ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Net sales	$216,259	$207,453	$198,420	$193,589	$201,558
(Loss) income from operations	(4,076)	$(2,965)	$(6,583)	$3,763	$23,888
Net income (loss)	$6,815	$4,756	$(5,427)	$12,687	$23,629
Net income (loss) per common share(a)	$0.48	$0.34	$(0.40)	$0.81	$1.30
Total assets	$337,609	$317,237	$314,923	$317,871	$416,415
Dividends per common share(a)	$0.44	$0.42	$0.40	$0.38	$0.36

(a)           All per share disclosures have been adjusted to reflect the stock split that became effective on May 10, 2004.

In April 2007, Farmer Bros. acquired all of the outstanding shares of CBH for a purchase price of $23.6 million in cash, including transaction costs of approximately $1.4 million, net of the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in our consolidated financial statements since April 27, 2007. The Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report should be read in conjunction with the selected financial data  in order to understand factors such as business combinations and unusual items which may affect the comparability of the information shown above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis discusses the results of operations as reflected in the Company’s consolidated financial statements. In April 2007, Farmer Bros. acquired all of the outstanding shares of CBH for a purchase price of $23.6 million in cash, including transaction costs of approximately $1.4 million, net of the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in our consolidated financial statements since April 27, 2007. An amount of $3.3 million, representing the excess of the purchase price over the fair value of the identifiable net assets acquired, has been recorded as goodwill. We have completed our purchase price allocation at the acquisition date.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2007, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the “Risk Factors” described in Item 1A of this report.

Critical Accounting Policies

Overview

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance of our workers’ compensation liabilities, tax liabilities and litigation. We base our estimates on historical experience and other relevant factors that are believed to be reasonable under the circumstances.

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

Inventories

Inventories are valued at the lower of cost or market and the costs of coffee and allied products for the Company are determined on the last in, first out (LIFO) basis. Costs of coffee and allied products for CBI are determined on an average cost basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. We regularly evaluate these inventories to determine whether market conditions are correctly reflected in the recorded carrying value.

Self-Insurance Retention

We are self-insured for California workers’ compensation insurance and use historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims. Additionally, we accrue for estimated losses not covered by insurance for liability, auto, medical and fire up to the deductible amounts.

Retirement Plans

We have two defined benefit plans that provide retirement benefits for the majority of our non-union employees. Other employees are covered by multiemployer union defined benefit plans. We obtain actuarial valuations for both plans and at present we discount the pension obligations using a 6.25% discount rate and we estimate an 8% return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results. Our retiree medical plan is not funded and shares the same discount rate as the defined benefit plans. We project an initial medical trend rate of 9% ultimately reducing to 5.5% in 6 years.

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

The Company expects to make additional investment in CBI to increase the capacity of its Portland plant to accommodate anticipated growth. We estimate the costs associated with this expansion will be approximately $8-15 million. The Company expects to fund this additional investment from internal sources.

Our working capital is composed of the following:

	June 30,
	2007	2006	2005
	(In thousands)
Current assets	$239,362	$246,808	$245,219
Current liabilities	27,096	16,578	20,693
Working capital	$212,266	$230,230	$224,526
Capital expenditures	$35,652	$12,840	$8,832

At June 30, 2007 we had no major commitments for new capital expenditures.

Results of Operations

Fiscal Years Ended June 30, 2007 and 2006

Overview

During fiscal 2007 our primary focus was to continue our initiatives to strengthen sales. We continue to provide resources and support to our national sales organization. We believe securing national accounts requires an extended effort over time and while we are hopeful that we will be successful in securing additional business as a result of these efforts in the future, there can be no assurance that such accounts will be obtained. We believe that the additional resources resulting from the CBI Acquisition will assist this effort.

We completed the roll-out of our new product packaging in fiscal 2007, which we believe has been well received by our customers.

In fiscal 2007 we completed a significant upgrade to our ERP system, converted our Custom Coffee Plan Division to our ERP system in May 2007, and we began testing the sales system. We expect branch operations will begin live testing of our route sales system in the second quarter of fiscal 2008. We also expect to convert CBI to our ERP system during the third quarter of fiscal 2008.

New branches in Shreveport, Louisiana and Nashville, Tennessee were opened in August 2007. Additionally, as a result of the CBI Acquistition, we acquired a coffee plant in Portland, Oregon.

In addition to our efforts to improve sales through organic growth of our customer base and product line, we are seeking to improve operating results through better sourcing, managing distribution and other costs, and making strategic acquisitions to complement our existing core business.

Comparative Information

Net sales in fiscal 2007 increased $8,806,000 or 4% to $216,259,000 from $207,453,000 in fiscal 2006, primarily because of increased sales of allied products and an additional $5,500,000 in sales associated with CBI from the date of its acquisition.

Cost of goods sold in fiscal 2007 increased to $89,492,000, or 42% of sales, as compared to $84,910,000, or 41% of sales, in fiscal 2006. Although margins have been stable in fiscal 2007 and 2006, the volatility of green coffee prices, higher prices on a variety of raw materials and product packaging, strong competition and the integration of CBI with our existing operations will continue to impact future results. As a result of these factors, gross profit increased 3%, or $4,224,000, to $126,767,000 in fiscal 2007 as compared to $122,543,000 in fiscal 2006.

Selling expenses in fiscal 2007 increased 2% to $102,622,000 from $100,354,000 in fiscal 2006. This increase was primarily the result of higher coffee brewing equipment costs associated with our sales programs. General and administrative expenses in fiscal 2007 increased 12%, or $3,067,000, to $28,221,000 from $25,154,000 in fiscal 2006. This was primarily the result of higher consulting costs associated with software upgrade and development of the new sales system.

Total other income (expense) in fiscal 2007 was $10,924,000 as compared to $6,970,000 in fiscal 2006. This increase is primarily the result of higher interest rates during fiscal 2007.

As a result of the forgoing factors, net income for fiscal 2007 was $6,815,000 as compared to $4,756,000 in fiscal 2006. Net income per common share was $0.48 in fiscal 2007 as compared to a $0.34 in fiscal 2006.

Fiscal Years Ended June 30, 2006 and 2005

Overview

In fiscal 2005, management developed a number of short and long term initiatives to strengthen the Company’s sales and distribution network and improve sales. Our efforts were focused primarily on enhancing our brand identification, expanding our product line and customer base and improving our sales and distribution efficiency. Our initiatives included:

•       Promotion of our brand with new packaging throughout the product line, design and distribution of new point of sale marketing materials for our customers, and expanding our trade show schedule throughout our marketing area.

•       Introduction of new products which included fruit smoothies, an expanded line of teas, liquid coffee and some seasonal products.

•       Expansion of our customer base through a national accounts organization to solicit large customers and national accounts.

Comparative Information

Net sales in fiscal 2006 increased $9,033,000 or 5% to $207,453,000 from $198,420,000 in fiscal 2005, primarily because of higher sales prices. Programs to enhance sales began during fiscal 2005 and continue to be deployed in fiscal 2006.

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

Total other income (expense) in fiscal 2006 was $6,970,000 as compared to ($4,746,000) in fiscal 2005. This increase is primarily the result of higher interest rates during fiscal 2006 and the reduction of losses associated with higher green coffee prices during the second quarter of fiscal 2005 which resulted in a decrease in the value of green coffee futures and options used by the Company to hedge against a decline in commodity prices. Other, net (expense) during fiscal 2005 consisted of net realized and unrealized coffee trading losses of ($12,992,000), offset by net gains on other investments.

As a result of the forgoing factors, net income for fiscal 2006 was $4,756,000 as compared to a net loss of ($5,427,000) in fiscal 2005. Net income per common share was $0.34 in fiscal 2006 as compared to a net loss per common share of ($0.40) in fiscal 2005.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2007 (in thousands).

	Payment due by period:
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	5 years
Operating lease obligations	$2,067	$1,105	$853	$109	—

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of June 30, 2007, over 90% of these funds were invested in U.S. Treasury securities with an average maturity of  99 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $918,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2007. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at June 30, 2007			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$71,100	$0	$71,100	$4,890
-100 basis points	$69,486	$1	$69,487	$3,277
Unchanged	$65,165	$1,045	$66,210	$0
+100 basis points	$60,230	$5,892	$66,122	$(88)
+150 basis points	$57,736	$8,940	$66,676	$466

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. The Company prices green coffee inventory on the LIFO basis and CBI prices green coffee on an average cost basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always be passed on to our customers. From time to time the Company will hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in Other, net income (expense).

On June 30, 2007 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiaries at June 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 5 to the consolidated financial statements, on June 30, 2007, the Company changed its method of accounting for defined benefit pension and postretirement plans in accordance with Statement of Financial Accounting Standards No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2007 expressed an unqualified opinion thereon.

Los Angeles, California September 10, 2007

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,586	$5,333
Short term investments	158,050	176,336
Accounts and notes receivable, net	17,651	13,250
Inventories	44,996	45,008
Deferred income taxes	2,462	3,300
Prepaid expenses	3,617	3,581
Total current assets	$239,362	$246,808
Property, plant and equipment, net	52,667	46,385
Goodwill and other intangible assets	16,959	—
Pension and other non-current assets	13,024	17,427
Deferred income taxes	15,597	6,617
Total assets	$337,609	$317,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,702	$4,197
Accrued payroll expenses	7,480	6,235
Other	10,914	6,146
Total current liabilities	27,096	16,578
Accrued postretirement benefits	44,297	31,436
Total liabilities	71,393	48,014
Commitments and contingencies
Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,823	31,518
Retained earnings	272,406	271,733
Unearned ESOP shares	(44,240)	(50,103)
Less accumulated comprehensive loss	(8,848)	—
Total stockholders’ equity	$266,216	$269,223
Total liabilities and stockholders’ equity	$337,609	$317,237

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Years ended June 30,
	2007	2006	2005
Net sales	$216,259	$207,453	$198,420
Cost of goods sold	89,492	84,910	82,964
Gross profit	$126,767	$122,543	$115,456
Selling expense	102,622	100,354	92,112
General and administrative expenses	28,221	25,154	29,927
Operating expenses	$130,843	$125,508	$122,039
(Loss) from operations	$(4,076)	$(2,965)	$(6,583)
Other income (expense):
Dividend income	3,923	3,597	3,420
Interest income	5,768	4,445	2,721
Other, net income (expense)	1,233	(1,072)	(10,887)
Total other income (expense)	$10,924	$6,970	$(4,746)
Income (loss) before taxes	6,848	4,005	(11,329)
Income tax expense (benefit)	33	(751)	(5,902)
Net income (loss)	$6,815	$4,756	$(5,427)
Net income (loss) per common share	$0.48	$0.34	$(0.40)
Weighted average shares outstanding	14,106,011	13,890,609	13,653,420

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,815	$4,756	$(5,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,324	8,963	8,396
Deferred income taxes	(8,141)	(5,001)	(3,510)
Gain on sales of assets	(244)	(396)	(100)
ESOP compensation expense	5,168	4,538	6,171
Net (gain) loss on investments	(819)	2,301	11,571
Change in operating assets and liabilities:
Short term investments	19,104	(7,582)	(5,723)
Accounts and notes receivable	(675)	2,235	(777)
Inventories	4,200	(3,922)	(5,507)
Income tax receivable	0	4,064	(3,656)
Prepaid expenses and other assets	5,026	5,056	(637)
Accounts payable	(614)	(3,655)	(1,737)
Accrued payroll, expenses and other liabilities	5,634	(139)	920
Accrued postretirement benefits	4,013	2,396	2,126
Total adjustments	$41,976	$8,858	$7,537
Net cash provided by operating activities	$48,791	$13,614	$2,110
Cash flows from investing activities:
Investment in subsidiary (acquisition of CBI net of cash acquired)	(23,167)	—	—
Purchases of property, plant and equipment	(12,485)	(12,840)	(8,832)
Proceeds from sales of property, plant and equipment	256	559	165
Net cash used in investing activities	$(35,396)	$(12,281)	$(8,667)
Cash flows from financing activities:
Dividends paid	(6,142)	(5,814)	(5,436)
Net cash used in financing activities	$(6,142)	$(5,814)	$(5,436)
Net increase (decrease) in cash and cash equivalents	$7,253	$(4,481)	$(11,993)
Cash and cash equivalents at beginning of year	5,333	9,814	21,807
Cash and cash equivalents at end of year	$12,586	$5,333	$9,814

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

						Other
			Additional		Unearned	Comprehensive
	Common	Stock	Paid-in	Retained	ESOP	Income
	Shares	Amount	Capital	Earnings	Shares	(Loss)	Total
Balance at June 30, 2004	16,075,080	$16,075	$32,248	$283,654	$(61,542)	$(737)	$269,698
Comprehensive income
Net loss				(5,427)			(5,427)
Minimum pension liability						(120)	(120)
Total comprehensive income							(5,547)
Dividends ($0.40 per share)				(5,436)			(5,436)
ESOP compensation expense			44		6,127		6,171
Balance at June 30, 2005	16,075,080	$16,075	$32,292	$272,791	$(55,415)	$(857)	$264,886
Comprehensive income
Net income				4,756			4,756
Minimum pension liability						857	857
Total comprehensive income							5,613
Dividends ($0.42 per share)				(5,814)			(5,814)
ESOP compensation expense			(774)		5,312		4,538
Balance at June 30, 2006	16,075,080	$16,075	$31,518	$271,733	($50,103)	$0	$269,223
Comprehensive income
Net income				6,815			6,815
Other comprehensive loss						(8,848)	(8,848)
Total comprehensive loss							(2,033)
Dividends ($0.44 per share)				(6,142)			(6,142)
ESOP compensation expense			(695)		5,863		5,168
Balance at June 30, 2007	16,075,080	$16,075	$30,823	$272,406	($44,240)	($8,848)	$266,216

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization

The Company, which operates in one business segment, is in the business of roasting, packaging, and distributing coffee and allied products through direct and brokered sales to restaurants, hotels and hospitals as well as retailers such as convenience stores, coffee houses, general merchandisers and grocery stores.. The Company’s products are distributed by its selling divisions from branch warehouses located in most large cities throughout the western United States, and through a variety of alternate distribution channels.

Acquisition of Coffee Bean International, Inc

On April 27, 2007, the Company acquired 100% of the outstanding common shares of Coffee Bean Holding Company, Inc., a Delaware corporation (“CBH”), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a gourmet specialty coffee roaster and wholesaler headquartered in Portland, Oregon. The purchase price was $23.6 million in cash, including transaction costs of approximately $1.4 million, net of the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in the Company’s consolidated financial statements since April 27, 2007. Through this acquisition, the Company added additional customer categories including gourmet coffee houses, national foodservice operators, national convenience stores, national mass market merchandisers and grocery stores.

The Company has obtained a third-party valuation of CBH’s acquired net assets. The purchase price allocation has not been finalized, since it is possible that certain refinements may be made if additional facts or circumstances become known that impacts the estimates as of the acquisition date. The purchase price allocation is expected to be finalized during fiscal 2008. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, based on the preliminary purchase price allocation (in millions):

Fair Value of Assets Acquired

Current assets, excluding inventories	$4.3
Inventories	4.2
Property, plant and equipment	3.1
Customer relationships	10.1
Trade names	4.1
Goodwill	3.3
Total assets acquired	$29.1
Liabilities assumed	(5.5)
Net assets acquired	$23.6

The customer relationships include both contractual and non-contractual relationships, and have estimated lives ranging from 3.5 to 8 years. Because these relationships have definite lives, the Company will amortize the assets over the estimated lives on a straight-line basis. The CBI trade name has an indefinite life and thus is not subject to amortization. Other trade names owned by CBI have estimated lives of 3 years.

The goodwill is expected to be deductible for tax purposes.

Amortization expense for intangible assets amounted to approximately $527,000 for the fiscal year ended June 30, 2007.

The following is a summary of estimated aggregate amortization expense for each of the next five fiscal years (in thousands):

FY 2008	$2,108
FY 2009	2,108
FY 2010	1,971
FY 2011	1,514
FY 2012	1,377

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries FBC Finance Company and CBH. All inter-company balances and transactions have been eliminated.

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

Investments

The Company’s investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All such derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2007 and 2006 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Concentration of Credit Risk

At June 30, 2007, the financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are short term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. Costs of coffee and allied products for the Company are determined on the last in, first out (LIFO) basis. Costs of coffee and allied products at CBI are determined on an average cost basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis.

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

Revenue Recognition

Products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or when products are accepted by the customer when shipped by third party delivery.

Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with SFAS Statement No. 128, “Earnings per Share” excluding unallocated shares held by the Company’s Employee Stock Ownership Plan (see Note 6). The Company has no dilutive shares for any of the three fiscal years in the period ended June 30, 2007. Accordingly, the consolidated financial statements present only basic net income (loss) per share.

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

Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

When there are indicators of impairment, the Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no indicators of impairment of long-lived assets existed as of or during the fiscal year ended June 30, 2007.

Goodwill and Other Indefinite-Lived Intangible Assets

Under SFAS No. 142,  “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes Step 2 to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less then the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

Shipping and Handling Costs

The Company distributes its products directly to its customers and shipping and handling costs are recorded as Company selling expenses.

Collective Bargaining Agreements

Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend from calendar year 2007 to 2010.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

New Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of this statement must be implemented in the first quarter of the Company’s fiscal year 2008. The Company does not expect that the adoption of SFAS 157 will have a significant impact on the Company’s financial position and results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007, as required. The cumulative effect of adopting FIN 48, if any, will be recorded in retained earnings and other accounts as applicable. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position or results of operations.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2007 and 2006, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in other income and expense.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments at June 30, are as follows:

	2007	2006
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$91,840	$113,502
Preferred Stock	65,165	61,716
Futures, options and other derivatives	1,045	1,092
Other	0	26
	$158,050	$176,336

Gains and losses, both realized and unrealized, are included in Other, net income and expense. Gross realized gains/losses at June 30, are as follows:

	2007	2006	2005
	(In thousands)
Gains	$4,189	$5,071	$5,599
Losses	($3,123)	$(1,660)	$(21,112)

Note 3. Inventories

June 30, 2007	Processed	Unprocessed	Total
	(In thousands)
Coffee	$6,916	$12,103	$19,019
Allied products	14,501	3,299	17,800
Coffee brewing equipment	2,120	6,057	8,177
	$23,537	$21,459	$44,996

June 30, 2006	Processed	Unprocessed	Total
Coffee	$4,949	$12,735	$17,684
Allied products	15,556	4,487	20,043
Coffee brewing equipment	1,528	5,753	7,281
	$22,033	$22,975	$45,008

Current cost of coffee and allied product inventories is greater than the LIFO cost by approximately $18,467,000 and $18,750,000 as of June 30, 2007 and 2006, respectively.

The change in the Company’s green coffee and allied product inventories during fiscal 2007, 2006, and 2005 resulted in LIFO (increments)/decrements which resulted in a net increase (decrease) in gross profit for those years by $1,969,000, ($971,000) and ($1,747,000), respectively.

Note 4. Property, Plant and Equipment

	2007	2006
	(In thousands)
Buildings and facilities	$51,510	$47,561
Machinery and equipment	56,439	50,375
Capitalized software costs	14,321	14,318
Office furniture and equipment	8,305	6,824
	$130,575	$119,078
Accumulated depreciation	(86,502)	(79,166)
Land	8,594	6,473
Total property, plant and equipment	$52,667	$46,385

Maintenance and repairs charged to expense for the years ended June 30, 2007, 2006 and 2005 were $12,417,000, $12,112,000 and $10,719,000,  respectively.

Note 5. Employee Benefit Plans

The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical and life insurance benefits.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This standard requires recognition of the funded status of a benefit plan in the balance sheet. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of fiscal years ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No.158 and applied them to the funded status of its defined benefit and postretirement plans resulting in a decrease in stockholders’ equity of $8.8 million.

Incremental Effect of Applying FASB Statement No. 158
on Individual Line Items in the Statement of Financial Position

	Before		Post Retirement	After
	Application of	Pension	Medical	Application of
	Statement 158	Adjustments	Adjustments	Statement 158
Pension and other non-current assets	$17,240	$(4,216)		$13,024
Deferred income taxes (noncurrent)	10,009	1,632	$3,956	15,597
Total assets	336,237	(2,584)	3,956	337,609
Current liabilities	25,538		1,558	27,096
Accrued postretirement benefits	35,635		8,662	44,297
Accumulated other comprehensive loss	0	(2,584)	(6,264)	(8,848)
Total stockholders’ equity	$275,064	$(2,584)	$(6,264)	$266,216

Union Pension Plans

The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,373,000, $2,366,000 and $2,278,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Company Pension Plans

The Company has a defined benefit plan for employees not covered under a collective bargaining agreement (Farmer Bros. Plan) and defined benefit pension plan (Brewmatic Plan) for certain hourly employees covered under a collective bargaining agreement. All assets and benefit obligations were determined using a measurement date of June 30.

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (OCI)

	Farmer Bros. Plan Years ended June 30,		Brewmatic Plan Years ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Components of net periodic benefit cost
Service cost	$2,053	$2,756	$41	$58
Interest cost	4,759	4,310	209	200
Expected return on plan assets	(6,666)	(6,346)	(287)	(278)
Amortization of net (gain)/loss	2	924	33	82
Amortization of prior service cost/(credit)	7	7	53	56
Net periodic benefit cost	$155	$1,651	$49	$118
Other Changes Recognized in OCI
Net (gain)/loss	$(5,063)	N/A*	$(247)	N/A*
Prior service cost/(credit)	0	N/A*	0	N/A*
Amortization of net gain/(loss)	(2)	N/A*	(34)	N/A*
Amortization of transition asset/(obligation)	0	N/A*	0	N/A*
Amortization of prior service (cost)/credit	(7)	N/A*	(53)	N/A*
Total recognized in other comprehensive income	$(5,072)	N/A*	$(334)	N/A*
Total recognized in net periodic benefit cost and OCI	$(4,917)	N/A*	$(285)	N/A*
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.25%	5.30%	6.25%	5.30%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

*                    These items are new this year due to the application of SFAS 158. Retrospective application is not required.

Basis Used to Determine Expected Long-term Return on Plan Assets

Historical and future projected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the plan.

Additional Disclosures

	Farmer Bros. Plan		Brewmatic Plan
	Years ended June 30,		Years ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Comparison of obligations to plan assets
Projected benefit obligation	$83,576	$77,896	$3,526	$3,456
Accumulated benefit obligation	76,482	71,687	3,526	3,456
Fair value of plan assets at measurement date	95,557	84,960	4,076	3,697
Plan assets by category
Equity securities	70%	69%	71%	69%
Debt securities	22%	22%	21%	22%
Real Estate	8%	9%	8%	9%
Total	100%	100%	100%	100%

Description of Investment Policy

Our investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment markets outlook utilizes both the historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of each plan. The core asset allocation utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk.

Target Plan Asset Allocation

2007
Equity securities	67.50%
Debt securities	24.00%
Real estate	8.50%
Total	100.00%

Estimated Future Contributions and Refunds

The Company expects to make no contributions to the Farmer Bros. Co. Plan in fiscal 2008, but expects to contribute approximately $26,000 to the Brewmatic Co. Plan in fiscal 2008. The Company is not aware of any refunds expected from postretirement plans.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next 10 fiscal years ending:

Year ending	Farmer Bros. Plan	Brewmatic Plan
	(In thousands)	(In thousands)
June 30, 2008	$3,600	$270
June 30, 2009	$3,750	$270
June 30, 2010	$3,950	$290
June 30, 2011	$4,130	$340
June 30, 2012	$4,340	$360
June 30, 2013 - June 30, 2017	$25,530	$1,840

These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

Defined Contribution Plans

The Company also has defined contribution plans for all its eligible employees. No Company contributions have been made nor are any required to be made to these defined contribution plans during the years ended June 30, 2007, 2006 or 2005. CBI has a defined contribution plan for all of its eligible employees. Total contributions to that plan were $4,000 in the fiscal year ended June 30, 2007.

Post Retirement Benefits

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retiree contributions are fixed at a current level. The plan is not funded.

	Fiscal
Change in Benefit Obligation	2007	2006
	(In thousands)
Accumulated Post Retirement Benefit Obligation (“APBO”) at Beginning of Year	$29,849	$33,656
Service Cost	1,648	1,269
Interest Cost	2,286	1,651
Plan Change	14,514	7,175
(Gains)/Losses	(1,523)	(12,688)
Benefits Paid	(918)	(1,214)
APBO at End of Year	$45,856	$29,849

Change in Plan Assets
Fair Value of Plan Assets at Beginning of Year	$0	$0
Actual Return on Assets	918	1,214
Employer Contribution	0	0
Participant Contributions	0	0
Benefits Paid	(918)	(1,214)
Fair Value of Plan Assets at End of Year	$0	$0

Funded Status of Plan
Funded Status	$(45,855)	$(29,849)
Unrecognized actuarial (gain)/loss	*	(8,967)
Unrecognized transition (asset)/obligation	*	0
Unrecognized prior service cost	*	7,380
Net amount recognized as of measurement date	*	$(31,436)
Contributions made after measurement date	*	0
Net amount recognized as of year end	*	$(31,436)

*                    This information is not required as part of current year disclosure.

Amounts Recognized in the Statement of Financial Position Consist of:
Current liabilities	$1,588	**
Noncurrent liabilities	44,297	**
Total	$45,885	**

	Fiscal
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:	2007	2006
	(In thousands)
Net (gain)/loss	$(10,165)	**
Transition (asset)/obligation	0	**
Prior service cost	20,385	**
Total recognized in accumulated comprehensive income	$10,220	**

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Unrecognized actuarial (gain)/loss	*	**
Unrecognized transition (asset)/obligation	*	**
Unrecognized prior service cost	*	**
Total recognized in other comprehensive income	*	**
Amortization of net loss (gain)	*	**
Amortization of transition obligation (asset)	*	**
Amortization of prior service cost	*	**
Total recognized in net periodic benefit cost and other comprensive income	*	**

The estimated net loss and prior service cost for the other postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $382,000 and $2,175,000, respectively.

*                    This information is not required as part of current year disclosure.

**             This information was not required as part of prior year disclosure.

Change in Accumulated Other Comprehensive Income
Amount disclosed at beginning of year	$0	**
Change during year prior to SFAS 158 adoption	0	**
Change due to the adoption of SFAS 158	10,220	**
Amount disclosed at end of year	$(10,220)	**

Incremental effect of change to SFAS 158	Adjustment
Prepaid benefit cost	—	**
Accrued benefit cost***	$(10,220)	**

*                    This information is not required as part of current year disclosure.

**             This information was not required as part of prior year disclosure.

***      This is an increase in Accrued Benefit Cost.

Estimated Future Benefit Payments
(in thousands)

Year ending
June 30, 2008	$1,558
June 30, 2009	1,672
June 30, 2010	1,892
June 30, 2011	2,139
June 30, 2012	2,292
June 30, 2013 - June 30, 2017	15,353

Expected Contributions for the Year ending June 30, 2008	(In thousands)
Total	$1,558

	Fiscal
Components of Net Periodic Postretirement Benefit Cost	2007	2006
	(In thousands)
Service cost	$1,647	$1,269
Interest cost	2,286	1,650
Expected return on assets	0	0
Amortization of unrecognized net (gain)/loss	(324)	(151)
Amortization of unrecognized prior service cost	0	0
Total net periodic postretirement benefit cost/(income)	$1,508	$841
	$5,117	$3,609

Sensitivity in Fiscal 2007 Results

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2008:

	1-Percentage Point
	Increase	Decrease
	(In thousands)
Effect on total of service and interest cost components	$722	$(556)
Effect on accumulated postretirement benefit obligation	$8,988	$(7,010)

Note 6. Employee Stock Ownership Plan

The Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) was established in 2000 to provide benefits to all employees. The plan is a leveraged ESOP in which Company is the lender. The loan will be repaid from the Company’s discretionary plan contributions over a fifteen year term with a variable rate of interest, 6.78% at June 30, 2007.

	As of and for the years ended June 30,
	2007	2006	2005
Loan amount (in thousands)	$49,640	$54,441	$59,242
Shares purchased	—	—	—

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

During the fiscal years ended June 30, 2007, 2006 and 2005 the Company charged $5,863,000, $5,312,000 and $6,127,000 to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was ($695,000), ($774,000) and $44,000 for the years ended June 30, 2007, 2006 and 2005, respectively, is recorded as additional paid-in capital.

	June 30,
	2007	2006
Allocated shares	846,735	628,792
Committed to be released shares	110,000	119,440
Unallocated shares	2,029,280	2,242,665
Total ESOP shares	2,986,015	2,990,897
	(In thousands)
Fair value of ESOP shares	$67,723	$64,737

Note 7. Other Current Liabilities

Other current liabilities consist of the following:

	June 30,
	2007	2006
	(In thousands)
Accrued workers’ compensation liabilities	$4,372	$4,052
Dividends payable	1,768	1,688
Postretirement medical liability	1,558	0
Other (including net taxes payable)	3,216	406
	$10,914	$6,146

Note 8. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	June 30,
	2007	2006	2005
	(In thousands)
Current:
Federal	$2,511	$3,124	$(1,703)
State	74	1,126	(689)
Total current position	$2,585	$4,250	$(2,392)
Deferred:
Federal	$(1,864)	$(4,338)	$(1,165)
State	(689)	(663)	(2,345)
Total deferred position	$(2,553)	$(5,001)	$(3,510)
Total tax provision	$33	$(751)	$(5,902)

A reconciliation of income tax expense (benefit) to the federal statutory tax rate is as follows:

	June 30,
	2007	2006	2005
Federal statutory tax rate	34%	34%	34%
	(In thousands)
Income tax expense at stautory rate	$2,328	$1,362	$(3,852)
State income tax (net of federal tax benefit)	55	206	(696)
Officer life insurance proceeds	0	0	0
Dividend income exclusion	(918)	(849)	(819)
Valuation allowance	0	(1,379)	1,379
Change in contingency reserve (net)	358	406	(2,492)
Research tax credit	(945)
Other (net)	(845)	(497)	578
	$33	$(751)	$(5,902)
Income taxes paid	$116	$2,301	$2,356

The primary components of temporary differences which give rise to the Company’s net deferred tax assets are as follows:

	June 30,
	2007	2006
	(In thousands)
Deferred tax assets:
Postretirement benefits	17,749	$12,187
Accrued liabilities	3,643	3,266
Capital loss carryover	3,270	2,807
Other	1,186	1,808
	$25,848	$20,068
Deferred tax liabilities:
Pension assets	$(4,851)	$(6,563)
Unrealized gain on investments	(448)	(449)
Other	(2,489)	(3,139)
	$(7,789)	$(10,151)
Valuation allowance	0	0
Net deferred tax assets	$18,059	$9,917

The Company has approximately $7.7 million and $13.7 million of federal and state capital loss carry forwards, respectively, that will expire on June 30, 2010, unless previously utilized. During the year ended June 30, 2006, the valuation allowance related to the capital loss carry forwards was released as management believes realization is more likely than not based upon projected generation of capital gains prior to the expiration of the carry forward period, based on facts and circumstances at this time.

Note 9. Commitments and Contingencies

The Company incurred rent expense of approximately $914,000, $907,000 and $779,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, and is obligated under leases for branch warehouses. Some leases have renewal options that allow the Company, as lessee, to extend the lease at the Company’s option for one or two years at a pre-agreed rental rate. The Company also has operating leases for computer hardware with terms that do not exceed three years.

Future minimum lease payments for future fiscal years are as follows:

(In thousands)
2008	$1,105
2009	520
2010	333
2011	86
2012	23
Total	$2,067

The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 10. Quarterly Financial Data (Unaudited)

	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007
	(In thousands except share data)
Net sales	$48,264	$55,476	$54,382	$58,137
Gross profit	$28,083	$32,481	$31,664	$34,539
(Loss) income from operations	$(2,737)	$1,140	$(2,247)	$(232)
Net income	$1,013	$2,953	$1,512	$1,337
Net income per common share	$0.07	$0.21	$0.11	$0.09

	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006
	(In thousands except share data)
Net sales	$48,424	$54,950	$53,561	$50,518
Gross profit	$28,885	$33,154	$32,039	$28,465
(Loss) income from operations	$(1,124)	$3,149	$67	$(5,057)
Net (loss) income	$(1,079)	$4,164	$2,463	$(792)
Net (loss) income per common share	$(0.08)	$0.30	$0.18	$(0.06)

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

As of June 30, 2007 our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our Company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2007.

On April 27, 2007, the Company acquired CBH, and its wholly owned subsidiary CBI. Due to the timing of the acquisition, CBH, and its wholly owned subsidiary CBI, were not included in management’s assessment and report on internal control over financial reporting as of June 30, 2007, the year the acquisition closed. CBI’s operations since the acquisition are  included in the 2007 consolidated financial statements of Farmer Bros. Co. and its subsidiaries and constitutes 8% of total assets and 8% of net assets, respectively, as of June 30, 2007, and 3% of net sales and (18%) of net income for the year then ended.

Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2007, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

We have audited Farmer Bros. Co. and Subsidiaries’ internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Farmer Bros. Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Coffee Bean International, Inc. (CBI), which is included in the 2007 consolidated financial statements of Farmer Bros. Co. and Subsidiaries and constituted 8% and 8% of total assets and net assets, respectively, as of June 30, 2007, and 3% and (18%) of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Farmer Bros. Co. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of CBI.

In our opinion, Farmer Bros. Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007 of Farmer Bros. Co. and Subsidiaries and our report dated September 10, 2007 expressed an unqualified opinion thereon.

Los Angeles, California September 10, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2007.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2007, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Company’s Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2007.

Item 11. Executive Compensation

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2007.

Item 14. Principal Accountant Fees and Services

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)   List of Financial Statements and Financial Statement Schedules:

1.       Financial Statements included in Item 8:

Consolidated Balance Sheets as of June 30, 2007 and 2006.

Consolidated Statements of Operations for the Years Ended
June 30, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity for the Years
Ended June 30, 2007, 2006 and 2005.

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
Date: September 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GUENTER W. BERGER	Chairman and Chief Executive	September 10, 2007
Guenter W. Berger	Officer (principal executive officer)
/s/ JOHN E. SIMMONS	Treasurer and Chief Financial
John E. Simmons	Officer (principal financial and	September 10, 2007
accounting officer)
/s/ ROGER M. LAVERTY III	Director, President and Chief	September 10, 2007
Roger M. Laverty III	Operating Officer
/s/ JOHN H. MERRELL	Director	September 10, 2007
John H. Merrell
/s/ THOMAS A. MALOOF	Director	September 10, 2007
Thomas A. Maloof
/s/ JOHN SAMORE, JR.	Director	September 10, 2007
John Samore, Jr.
/s/ CAROL FARMER WAITE	Director	September 10, 2007
Carol Farmer Waite
/s/ JAMES J. MCGARRY	Director	September 10, 2007
James J. McGarry

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).
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

10.1	The Farmer Bros. Co. Pension Plan for Salaried Employees (filed herewith).*
10.2	Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2005 and incorporated herein by reference).*
10.3

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

10.5	The Farmer Bros. Co. Employee Stock Ownership Plan (filed herewith).*
10.6	Farmer Bros. Co. Employee Stock Ownership Plan Amendment 2 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*
10.7	Farmer Bros. Co. Employee Stock Ownership Plan Amendment 3 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*
10.8

Loan Agreement dated July 21, 2003 between the Company and Wells Fargo Bank, Trustee of the Farmer Bros Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).

10.9

Form of Change in Control Severance Agreements entered into with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

10.10

Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.11

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

10.13

Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.14	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*
10.15

Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 (with schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.16

Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith)
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
99.1	Properties List

*                    Management contract or compensatory plan or arrangement.