Form 10-Q
period 2007-09-30
FARMER BROTHERS CO
filed 2007-11-09
CIK 34563

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-1375

FARMER BROS. CO.
(exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	95-0725980 (I.R.S. Employer Identification No.)
20333 South Normandie Avenue Torrance, California (address of principal executive offices)	90502 (Zip Code)

Registrant's telephone number, including area code:    (310) 787-5200

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated file ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐ NO ☒

        On November 1, 2007 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant's only class of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,683	$12,586
Short term investments	125,655	158,050
Accounts and notes receivable, net	18,217	17,651
Inventories	50,214	44,996
Deferred income taxes	2,768	2,462
Prepaid expenses	3,566	3,617

Total current assets	$232,103	$239,362

Property, plant and equipment, net	55,517	52,667
Goodwill and other intangible assets	16,067	16,959
Other non-current assets	14,826	13,024
Deferred income taxes	18,419	15,597

Total assets	$336,932	$337,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,344	$8,702
Accrued payroll expenses	8,539	7,480
Other	9,193	10,914

Total current liabilities	27,076	27,096

Accrued postretirement benefits	45,097	44,297

Total liabilities	72,173	71,393

Commitments and contingencies
Stockholders' equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,625	30,823
Retained earnings	269,720	272,406
Unearned ESOP shares	(42,813)	(44,240)
Less accumulated comprehensive loss	(8,848)	(8,848)

Total stockholders' equity	$264,759	$266,216

Total liabilities and stockholders' equity	$336,932	$337,609

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,
	2007	2006
Net sales	$60,943	$48,264
Cost of goods sold	27,096	20,181

Gross profit	$33,847	$28,083

Selling expense	28,475	24,664
General and administrative expenses	7,900	6,156

Operating expenses	$36,375	$30,820

(Loss) from operations	$(2,528)	$(2,737)

Other income (expense):
Dividend income	1,027	956
Interest income	1,259	1,460
Other, net (expense) income	(2,894)	1,304

Total other (expense) income	$(608)	$3,720

(Loss) income before taxes	(3,136)	983
Income tax (benefit)	(2,183)	(30)

Net (loss) income	$(953)	$1,013

Net (loss) income per common share	$(0.07)	$0.07

Weighted average shares outstanding	14,197,414	14,020,523

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(953)	$1,013
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,618	2,291
Loss (gain) on sales of assets	20	(22)
ESOP compensation expense	1,230	1,150
Net loss (gain) on investments	2,947	(1,152)
Change in operating assets and liabilities:
Short term investments	29,448	3,258
Accounts and notes receivable	(566)	(1,105)
Inventories	(5,217)	(3,520)
Income tax receivable	(2,404)	0
Goodwill and intangibles	(351)	0
Prepaid expenses and other assets	(1,750)	816
Accounts payable	641	1,780
Accrued payroll, expenses and other liabilities	(1,508)	1,103
Accrued postretirement benefits	800	612

Total adjustments	$26,908	$5,211

Net cash provided by operating activities	$25,955	$6,224
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,309)	(3,758)
Proceeds from sales of property, plant and equipment	64	25

Cash used in investing activities	$(5,245)	$(3,733)
Cash flows from financing activities:
Dividends paid	(1,613)	(1,543)

Net cash used in financing activities	$(1,613)	$(1,543)
Net increase in cash and cash equivalents	$19,097	$948
Cash and cash equivalents at beginning of year	12,586	5,333

Cash and cash equivalents at end of year	$31,683	$6,281

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

        The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmer Bros. Co. annual report on Form 10-K for the fiscal year ended June 30, 2007.

Use of Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Note 2. Investments and Derivative Instruments

        The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At September 30, 2007 and June 30, 2007, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net (expense) income.

        Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

        Investments are as follows:

	September 30, 2007	June 30, 2007
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$59,195	$91,840
Preferred Stock	65,364	65,165
Futures, options and other derivatives	1,096	1,045

	$125,655	$158,050

        Gains and losses, both realized and unrealized, are included in Other, net (expense) income. Net realized and unrealized gains and losses are as follows.

	(In thousands)
Net realized (losses) gains	$(1,264)	$(765)
Net unrealized (losses) gains	(1,630)	2,069

	$(2,894)	$1,304

	September 30, 2007	September 30, 2006
	(In thousands)
Net realized (losses)	$(1,264)	$(765)
Net unrealized (losses) gains	(1,630)	2,069

	$(2,894)	$1,304

Note 3. Inventories

September 30, 2007	Processed	Unprocessed	Total
	(In thousands)
Coffee	$7,380	$15,921	$23,301
Allied products	14,535	4,160	18,695
Coffee brewing equipment	1,751	6,466	8,217

	$23,666	$26,547	$50,213

June 30, 2007	Processed	Unprocessed	Total
Coffee	$6,916	$12,103	$19,019
Allied products	14,501	3,299	17,800
Coffee brewing equipment	2,120	6,057	8,177

	$23,537	$21,459	$44,996

        Inventories are valued at the lower of cost or market. Costs of coffee and allied products are determined on the last in, first out (LIFO) basis. Costs of coffee and allied products at CBI are determined on an average cost basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

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

Components of net periodic benefit cost

	Three months ended September 30,
	2007	2006
	(In thousands)
Service cost	$589	$523
Interest cost	1,278	1,242
Expected return on plan assets	(2,017)	(1,738)
Amortization of net (gain)/loss*	2	9
Amortization of transition (asset)/obligation*	0	0
Amortization of prior service cost/(credit)*	15	15

Net periodic benefit (credit) cost	$(133)	$51

*
These amounts represent the estimated portion of the net (gain)/loss, transition (asset)/obligation, and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the upcoming fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

2007
Discount rate	6.00%
Expected long-term rate of return	8.25%
Rate of compensation increase	3.00%

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

Note 5. Income Taxes

        In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would "more likely than not" be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized.

        Upon adoption of FIN 48, we analyzed our filing positions for all open tax years in all U.S. federal and state jurisdictions where we are required to file. As a result of our adoption of FIN 48 on July 1,

2007, we recognized a $119,000 decrease to retained earnings. At the adoption date of July 1, 2007, we had $1.6 million of unrecognized tax benefits. Of that amount, $1.1 million, if recognized, would affect our effective tax rate. There is no significant increase in our gross unrecognized tax benefit for the quarter ended September 30, 2007.

        Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the gross amount of interest or penalties included in the $1.6 million of unrecognized tax benefits noted above is $119,000.

        The number of years with open tax audits varies depending on jurisdiction. Our major taxing jurisdictions are the U.S. and California, but we file returns in numerous states. In the U.S. years ended June 30, 2003 through June 30, 2006 are subject to U.S. federal tax examinations. During the first quarter of fiscal 2008, the IRS initiated an examination of those returns. Additionally, during the first quarter of 2007, the California income tax authorities have initiated an examination of the tax years ended June 30, 2002 through June 30, 2006. In general, for all other states the tax years ended June 30, 2004 through June 30, 2006 remain open for examinations. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. As a result of these examinations and due to lapsing tax years, it is reasonably possible that unrecognized tax benefits will decrease by $729,000 within the next twelve months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis discusses the results of operations as reflected in the Company's consolidated financial statements. In April 2007 Farmer Bros. acquired all of the outstanding shares of Coffee Bean Holding Company ("CBH"), the parent company of Coffee Bean International ("CBI"), a specialty coffee roaster and wholesaler headquartered in Portland, Oregon. The results of operations of CBH have been included in our consolidated financial statements since April 27, 2007.

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

Liquidity and Capital Resources

        There have been no material changes in the Company's liquidity or capital resources since the fiscal year ended June 30, 2007. We continue to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.

        The Company expects to make additional investment in CBI's operations to increase the capacity of its Portland plant to accommodate anticipated growth. We expect the costs associated with this relocation and expansion will be approximately $12 to 15 million, and expect to relocate to the new facility by July 1, 2008. We also expect to invest up to $10 million into our Torrance plant by the end of fiscal 2009 to revise our operations to provide more roasting and packaging flexibility as well as to further reduce materials handling.

        The Company expects to fund these investments from internal sources.

        Our working capital is composed of the following:

	September 30, 2007	September 30, 2006	June 30, 2007
	(In thousands)
Current assets	$232,103	$249,524	$239,362
Current liabilities	27,076	19,461	27,096

Working capital	$205,027	$230,063	$212,266
Capital expenditures	$5,309	$3,758	$35,652

        At September 30, 2007 we had no material commitments for capital expenditures.

Results of Operations

Overview

        Management's initiatives to strengthen the Company's sales and distribution network and improve sales, as described in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2007, continued during the first quarter of the fiscal year ending June 30, 2008 ("fiscal 2008").

        One major effort during the first quarter of fiscal 2008 was to identify a suitable location to relocate the CBI plant. We believe the location selected and revised production layout will add both capacity and efficiencies to CBI's operations. We have developed a construction schedule and expect to relocate to the new facility by September 30, 2008.

        During this same period we have established a plan for consolidating CBI's accounting system with that of Farmer Bros. A phased approach has been established with most financial systems converted by the third quarter of fiscal 2008, with the manufacturing and sales systems converted by the end of fiscal 2008.

        The new Farmer Bros. mobile sales software is currently being tested. We expect to begin widespread testing in November 2007. Upon completion of a lengthy test phase we expect to begin implementation of the new software throughout our sales and distribution network in the fourth quarter of fiscal 2008.

        Additional resources have been added to the CBI marketing program. We expect CBI's proven ability to develop national accounts to complement Farmer Bros. efforts to add such accounts. We believe our combined product line will match any prospective customer's needs, we offer a distribution network for those who require direct store delivery and a superior level of service.

Comparative Information

        Net sales in the first quarter of fiscal 2008 were $60,943,000 as compared to $48,264,000 in the first quarter of fiscal 2007. This represents an increase in sales by Farmer Bros. of $3,075,000, or 6%, plus $9,604,000 in revenue added by CBI.

        Cost of goods sold in the first quarter of fiscal 2008 increased $6,915,000 to $27,096,000 or 44% of sales as compared to $20,181,000 or 42% of sales, in the first quarter of fiscal 2007. Gross profit in the first quarter of fiscal 2008 increased $5,764,000 to $33,847,000 as compared to $28,083,000 in the same quarter of fiscal 2007. Approximately 62% of the increase in gross profit was contributed by CBI. The average cost of green coffee for the first quarter of fiscal 2008 was approximately 15% higher than the same period of fiscal 2007.

Principal Changes in Selling, General and Administrative Expenses

        Selling, general and administrative expenses in the first quarter of fiscal 2008 increased $5,555,000, to $36,375,000 from $30,820,000 in the first quarter of fiscal 2007. Approximately 70% of this increase is associated with CBI, and the remainder is primarily attributed to increased legal fees, compensation and information technology costs related to on-going multi-year information systems projects.

        Other, net (expense) income in the first quarter of fiscal 2008 decreased to a loss of $(2,894,000) as compared to income of $1,304,000 in the same period of fiscal 2007. This decrease is largely the result of volatility in the credit markets resulting from sub-prime mortgage problems. The Company has no direct exposure to sub-prime mortgages, but will continue to be subject to credit and stock market volatility.

        As a result of the forgoing factors, net loss for the first quarter of fiscal 2008 was $(953,000) as compared to net income of $1,013,000 in the same period of fiscal 2007. Net loss per common share was $(0.07) in the first quarter of fiscal 2008 as compared to net income per common share of $0.07 in the first quarter of fiscal 2007.

Quarterly Financial Data (Unaudited)

	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
	(In thousands except share data)
Net sales	$54,950	$53,561	$50,518	$48,264
Gross profit	$33,154	$32,039	$28,465	$28,083
Income (loss) from operations	$3,149	$67	$(5,057)	$(2,737)
Net income (loss)	$4,164	$2,463	$(792)	$1,013
Net income (loss) per common share	$0.30	$0.18	$(0.06)	$0.07
	December 31, 2006	March 31, 2007	June 30,	September 30, 2007
	(In thousands except share data)
Net sales	$55,476	$54,382	$58,137	$60,943
Gross profit	$32,481	$31,664	$34,539	$33,847
Income (loss) from operations	$1,140	$(2,247)	$(232)	$(2,528)
Net income (loss)	$2,953	$1,512	$1,337	$(953)
Net income (loss) per common share	$0.21	$0.11	$0.09	$(0.07)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of September 30, 2007, over 68% of these funds were invested in U.S. Treasury securities and approximately 66% of these issues have maturities shorter than 90 days. This portfolio's interest rate risk is not hedged and its average maturity is approximately 86 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $595,000.

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

        The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 28, 2007. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

        The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at September 28, 2007
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio	Change in Market Value of Total Portfolio
	(In thousands)
-150 basis points	$70,402	$0	$70,402	$4,115
-100 basis points	$69,219	$3	$69,222	$2,934
Unchanged	$65,364	$924	$66,288	$0
+100 basis points	$60,600	$5,285	$65,885	$(403)
+150 basis points	$58,105	$8,187	$66,292	$5

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

        On September 30, 2007 we had no open hedge derivative contracts, and our entire exposure to commodity price risk was in the potential change of our coffee inventory value resulting from changes in the market price of green coffee.

Item 4. Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. Our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

        Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits

        See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GUENTER W. BERGER Guenter W. Berger	Chairman and Chief Executive Officer (principal executive officer)	November 6, 2007
/s/ JOHN E. SIMMONS John E. Simmons	Treasurer and Chief Financial Officer (principal financial and accounting officer)	November 6, 2007

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).
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
10.1	The Farmer Bros. Co. Pension Plan for Salaried Employees (filed as an exhibit to the Form 10-K for the year ended June 30, 2007 and incorporated herein by reference).*
10.2	Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005 and incorporated herein by reference).*
10.3
Form of Notification Letter Under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2005 and incorporated herein by reference).*
10.4
Form of Award Letter (Fiscal 2006) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2006 and incorporated herein by reference).*
10.5	The Farmer Bros. Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-K for the year ended June 30, 2007 and incorporated herein by reference).*
10.6	Farmer Bros. Co. Employee Stock Ownership Plan Amendment 2 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*
10.7	Farmer Bros. Co. Employee Stock Ownership Plan Amendment 3 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*
10.8
Loan Agreement dated July 21, 2003 between the Company and Wells Fargo Bank, Trustee of the Farmer Bros Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).
10.9
Form of Change in Control Severance Agreements entered into with each of the following officers: Guenter Berger, Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*
10.10
Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*
10.11
Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.12
Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*
10.13
Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).
10.14	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *
10.15
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 (with schedules of indemnitees attached) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference)*
10.16
Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference)*
21.1	List of all Subsidiaries of Farmer Bros. Co. (filed as Exhibit 21.1 to the Company's Form 10-K for the year ended June 30, 2007with the SEC on September 13, 2007 and incorporated herein by reference)
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

*
Management contract or compensatory plan or arrangement.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
FARMER BROS. CO. CONSOLIDATED BALANCE SHEETS (Dollars in thousands, except share and per share data)
FARMER BROS. CO. CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands, except share and per share data) (Unaudited)
FARMER BROS. CO. CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
Notes to Consolidated Financial Statements
  PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX