Form 10-Q
period 2007-12-31
FARMER BROTHERS CO
filed 2008-02-11
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

YES ☐   NO ☒

On February 1, 2008 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2007	June 30, 2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$9,870	$12,586
Short term investments	139,177	158,050
Accounts and notes receivable, net	20,711	17,651
Inventories	53,551	44,996
Deferred income taxes	2,462	2,462
Prepaid expenses	5,260	3,617
Total current assets	$231,031	$239,362

Property, plant and equipment, net	55,394	52,667
Goodwill and other intangible assets	15,420	16,959
Pension and other non-current assets	15,009	13,024
Deferred income taxes	20,612	15,597
Total assets	$337,466	$337,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,730	$8,702
Accrued payroll expenses	11,276	7,480
Other	6,013	10,914
Total current liabilities	27,019	27,096
Accrued postretirement benefits	46,120	44,297
Total liabilities	73,139	71,393

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,595	30,823
Retained earnings	267,890	272,406
Unearned ESOP shares	(41,385)	(44,240)
Less accumulated comprehensive loss	(8,848)	(8,848)
Total stockholders’ equity	$264,327	$266,216
Total liabilities and stockholders’ equity	$337,466	$337,609

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Net sales	$71,359	$55,476	$132,302	$103,740
Cost of goods sold	32,062	22,995	59,158	43,176
Gross profit	$39,297	$32,481	$73,144	$60,564
Selling expense	30,606	26,131	59,081	50,795
General and administrative expenses	7,902	5,210	15,802	11,366
Operating expenses	$38,508	$31,341	$74,883	$62,161
Income (loss) from operations	$789	$1,140	$(1,739)	$(1,597)
Other (expense) income
Dividend income	1,050	986	2,077	1,942
Interest income	965	1,457	2,224	2,917
Other, net (expense) income	(5,168)	387	(8,062)	1,691
Total other (expense) income	$(3,153)	$2,830	$(3,761)	$6,550
(Loss) income before taxes	(2,364)	3,970	(5,500)	4,953
Income tax (benefit) expense	(2,137)	1,017	(4,320)	987
Net (loss) income	$(227)	$2,953	$(1,180)	$3,966
Net (loss) income per common share	$(0.02)	$0.21	$(0.08)	$0.28
Weighted average shares outstanding	14,255,374	14,075,523	14,226,424	14,048,023

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,180)	$3,966
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,293	4,606
Gain on sales of assets	(98)	(94)
ESOP compensation expense	2,628	2,319
Net loss (gain) on investments	8,146	(1,337)
Change in operating assets and liabilities:
Short term investments	10,727	(360)
Accounts and notes receivable	(3,060)	(1,708)
Inventories	(8,554)	(1,426)
Income tax receivable	(5,440)	0
Goodwill and intangibles	(351)	0
Prepaid expenses and other assets	(3,319)	(657)
Accounts payable	1,025	988
Accrued payroll expenses and other liabilities	(1,107)	1,241
Accrued postretirement benefits	1,823	1,769
Total adjustments	$7,713	$5,341
Net cash provided by operating activities	$6,533	$9,307
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,166)	(6,097)
Proceeds from sales of property, plant and equipment	133	98
Net cash used in investing activities	$(6,033)	$(5,999)
Cash flows from financing activities:
Dividends paid	(3,216)	(3,076)
Net cash used in financing activities	$(3,216)	$(3,076)
Net (decrease) increase in cash and cash equivalents	$(2,716)	$232
Cash and cash equivalents at beginning of period	12,586	5,333
Cash and cash equivalents at end of period	$9,870	$5,565

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

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

CBI Acquisition

     In connection with the Company’s acquisition of CBI during fiscal 2007, the purchase price allocation is preliminary because the Company is awaiting additional information to finalize estimated liability and asset values. The allocation will be completed prior to the end of fiscal 2008.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At December 31, 2007 and June 30, 2007, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net (expense) income.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.  Investments are as follows:

	December 31,	June 30,
	2007	2007
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$77,068	$91,840
Preferred Stock	61,665	65,165
Futures, options and other derivatives	444	1,045
	$139,177	$158,050

Gains and losses, both realized and unrealized, are included in Other, net (expense) income.  Net realized and unrealized gains and losses are as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)
Net realized (losses)	$(2,537)	$(2,210)
Net unrealized (losses) gains	(5,525)	3,901
	$(8,062)	$1,691

Note 3. Inventories

December 31, 2007	Processed	Unprocessed	Total
		(In thousands)
Coffee	$6,800	$19,240	$26,040
Allied products	13,869	5,417	19,286
Coffee brewing equipment	2,052	6,173	8,225
	$22,721	$30,830	$53,551

June 30, 2007	Processed	Unprocessed	Total
Coffee	$6,916	$12,103	$19,019
Allied products	14,501	3,299	17,800
Coffee brewing equipment	2,120	6,057	8,177
	$23,537	$21,459	$44,996

Inventories are valued at the lower of cost or market.  Costs of coffee and allied products are determined on the last in, first out (LIFO) basis.  Costs of coffee and allied products at CBI are determined on an average cost basis.  Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis.  An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs.  Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

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

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Service cost	$589	$523	$1,178	$1,046
Interest cost	1,278	1,242	2,556	2,484
Expected return on plan assets	(2,017)	(1,738)	(4,034)	(3,476)
Amortization of net (gain)/loss*	2	9	4	18
Amortization of prior service cost/(credit)*	15	15	30	30
Net periodic benefit (credit) cost	$(133)	$51	$(266)	$102

*  These amounts represent the estimated portion of the net (gain)/loss, transition (asset)/obligation, and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the upcoming fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	FY 2008	FY 2007

Discount rate	6.00%	6.25%
Expected long-term rate of return	8.25%	8.00%
Rate of compensation increase	3.00%	3.00%

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

Note 5.  Income Taxes

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement methodology to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation of a tax position is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not” be sustained upon examination by the appropriate taxing authority. The second step requires the tax position be measured at the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would be derecognized.

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

Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption, the gross amount of interest or penalties included in the $1.6 million of unrecognized tax benefits noted above is $119,000.  There is no significant change in our gross unrecognized tax benefit for the quarter ended December 31, 2007.

The number of years with open tax audits varies depending on jurisdiction.  Our major taxing jurisdictions are the U.S. and California, but we file returns in numerous states.  In the U.S., fiscal years ended June 30, 2003 through June 30, 2006 are subject to U.S. federal tax examinations.  During the first quarter of fiscal 2008, the IRS initiated an examination of those returns. Additionally, during the first quarter of 2007, the California income tax authorities have initiated an examination of the tax years ended June 30, 2002 through June 30, 2006.  In general, for all other states the tax years ended June 30, 2004 through June 30, 2006 remain open for examination.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis discusses the results of operations as reflected in the Company’s consolidated financial statements.  In April 2007 Farmer Bros. acquired all of the outstanding shares of Coffee Bean Holding Company (“CBH”), the parent company of Coffee Bean International (“CBI”), a specialty coffee roaster and wholesaler headquartered in Portland, Oregon.  The results of operations of CBH have been included in our consolidated financial statements since April 27, 2007.

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

Liquidity and Capital Resources

There have been no material changes in the Company’s liquidity or capital resources since the fiscal year ended June 30, 2007.  We continue to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.

The Company expects to make additional investment in CBI’s operations to relocate to a larger plant in Portland to accommodate anticipated growth.  We expect the costs associated with this relocation and expansion will be approximately $15 million, and expect to begin relocating to the new facility in the first quarter of fiscal 2009. We also expect to invest up to $10 million into our Torrance plant by the end of fiscal 2009 to revise our operations to provide more roasting and packaging flexibility as well as to further reduce materials handling.

The Company expects to fund these investments from internal sources.

Our working capital is composed of the following:

	June 30,	December 31,	December 31,
	2007	2007	2006
		(In thousands)
Current assets	$239,362	$231,031	$252,652
Current liabilities	27,096	27,019	18,807
Working capital	$212,266	$204,012	$233,845
Capital expenditures	$35,652	$6,166	$6,097
Dividends paid	$6,142	$3,216	$3,076

At December 31, 2007 we had no material commitments for capital expenditures, but expect to sign construction contracts and equipment purchase agreements in connection with the capital improvements described above during the third quarter of fiscal 2008.

Results of Operations

Overview

Management’s initiatives to strengthen the Company’s sales and distribution network and improve sales, as described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007, continued during the first half of the fiscal year ending June 30, 2008 (“fiscal 2008”).

One major effort during the first quarter of fiscal 2008 was to identify a suitable location to relocate the CBI plant.  We believe the location selected and revised production layout will add both capacity and efficiencies to CBI’s operations.  We have developed a construction schedule and expect to relocate to the new facility by September 30, 2008.

During the second quarter of fiscal 2008 we continued our efforts to consolidate CBI’s accounting system with that of Farmer Bros.  A phased approach has been established.  The financial, manufacturing and sales systems are expected to be converted by the second quarter of fiscal 2009.

The new Farmer Bros. mobile sales software is currently being tested.  We expect to begin parallel testing in several branches during the third quarter of fiscal 2008.  Upon completion of a lengthy test phase we expect to begin implementation of the new software throughout our sales and distribution network in the fourth quarter of fiscal 2008.

Additional resources have been added to the CBI marketing program.  We expect CBI’s proven ability to develop national accounts will complement Farmer Bros.’ efforts to add such accounts.  We believe our combined product line will match any prospective customer’s needs, while offering a distribution network for those who require direct store delivery and a superior level of service.

Comparative Information

Net sales in the second quarter of fiscal 2008 were $71,359,000 as compared to $55,476,000 in the second quarter of fiscal 2007.  This represents an increase in sales by Farmer Bros. of $4,837,000, or 9%, and $11,046,000 of revenue added by CBI.  Sales for the first half of fiscal 2008 increased to $132,302,000 as compared to $103,740,000 in the same period of fiscal 2007.  This represents an increase in sales by Farmer Bros. of $7,912,000, or 8%, plus $20,650,000 of revenue added by CBI.

Cost of goods sold in the second quarter of fiscal 2008 increased $9,067,000 to $32,062,000 or 45% of sales as compared to $22,995,000 or 41% of sales, in the second quarter of fiscal 2007.  Gross profit in the second quarter of fiscal 2008 increased $6,814,000 to $39,297,000 as compared to $32,482,000 in the same quarter of fiscal 2007.  Approximately 67% of the increase in gross profit was contributed by CBI.  Cost of goods sold for the first six months of fiscal 2008 increased  $15,982,000 to $59,158,000 or 45% of sales as compared to $43,176,000 or 42% of sales in the first half of fiscal 2007.  Gross profit in the first half of fiscal 2008 increased $12,579,000 to $73,143,000 as compared to $60,564,000 in the same period of fiscal 2007.  Approximately 65% of the increase in gross profit was contributed by CBI.

The average cost of green coffee for the second quarter of fiscal 2008 was approximately 13% higher than during the same period of fiscal 2007.

Selling, general and administrative expenses in the second quarter of fiscal 2008 increased $7,167,000, to $38,508,000 from $31,341,000 in the second quarter of fiscal 2007. Approximately 70% of this increase is associated with CBI, and the remainder is primarily attributed to increased legal fees, freight costs and the ESOP.

Operating income in the second quarter of fiscal 2008 decreased 31% to $789,000 from $1,140,000 in the same quarter of fiscal 2007.  Operating income for the first half of fiscal 2008 decreased 9% to ($1,738,000) from ($1,597,000) in the same period of the prior fiscal year.

Other, net (expense) income in the second quarter of fiscal 2008 decreased to a loss of ($5,168,000) as compared to income of $387,000 in the same period of fiscal 2007.  Other, net (expense) income in the first half of fiscal 2008 decreased to a loss of ($8,062,000) as compared to income of $1,691,000 in the same period of fiscal 2007.  This resulted in Total other (expense) income for the first half of fiscal 2008 of ($3,761,000) as compared to $6,550,000 in the same period of fiscal 2007.

This decrease is primarily the result of market volatility resulting from turmoil in the mortgage and credit markets associated with subprime mortgage problems.  The Company has no direct exposure to sub-prime mortgages, but has suffered from erosion in the value of our preferred stock portfolio as a result of the deterioration of the capital markets.  The portfolio has a net unrealized loss of $5,525,000 on December 31, 2007, as compared to an unrealized gain of $3,901,000 on December 31, 2006.  We continue to invest in a diversified portfolio of investment grade preferred stock, typically issued by utilities and banks.  Although there is some credit risk, we believe the portfolio is sound.

An investor flight to quality has flattened the US Treasury yield curve, widened spreads between preferred stock and US Treasury instruments and has decreased liquidity in most credit market sectors.  Although aggressive easing of interest rates by the world’s central banks and other economic stimulus actions by governments may eventually have positive effects on the situation, we expect little improvement in the short term.

As a result of the forgoing factors, net loss for the second quarter of fiscal 2008 was ($227,000) as compared to net income of $2,953,000 in the same period of fiscal 2007.  Net loss for the first half of fiscal 2008 was ($1,180,000) as compared to net income of $3,966,000 in the same period of the prior fiscal year.  Net loss per common share was ($0.02) in the second quarter of fiscal 2008 as compared to net income per common share of $0.21 in the second quarter of fiscal 2007.  Net loss per common share in the first half of fiscal 2008 was ($0.08) as compared to income of $0.22 per share in the first half of fiscal 2007.

Quarterly Financial Data

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
		(In thousands except share data)
Net sales	$53,561	$50,518	$48,264	$55,476
Gross profit	$32,039	$28,465	$28,083	$32,481
Income (loss) from operations	$67	$(5,057)	$(2,737)	$1,140
Net income (loss)	$2,463	$(792)	$1,013	$2,953
Net income (loss) per common share	$0.18	$(0.06)	$0.07	$0.21

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
		(In thousands except share data)
Net sales	$54,382	$58,137	$60,943	$71,359
Gross profit	$31,664	$34,539	$33,847	$39,297
Income (loss) from operations	$(2,247)	$(232)	$(2,528)	$789
Net income (loss)	$1,512	$1,337	$(953)	$(227)
Net income (loss) per common share	$0.11	$0.09	$(0.07)	$(0.02)

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio.  Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of December 31, 2007, over 88% of these funds were invested in U.S. Treasury securities and approximately 41% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 133 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $770,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2007. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at December 31, 2007			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
		(In thousands)
-150 basis points	$65,338	$0	$65,338	$3,568
-100 basis points	$64,520	$0	$64,520	$2,749
Unchanged	$61,665	$106	$61,770	$0
+100 basis points	$57,472	$2,178	$59,650	$(2,120)
+150 basis points	$55,184	$4,544	$59,728	$(2,043)

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

On December 31, 2007 we had no open hedge derivative contracts, and our entire exposure to commodity price risk was in the potential change of our coffee inventory value resulting from changes in the market price of green coffee.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended  (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance.  Our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of December 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended

December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On December 6, 2007, the Company held its Annual Meeting.  Of the 16,075,080 shares of common stock outstanding and entitled to vote at the Annual Meeting, 15,460,506 were represented at the meeting, or a 96.3% quorum.

At the Annual Meeting, stockholders:

1.    Elected each of the following three (3) individuals to the Board of Directors to serve a three-year term as Class I directors until the Annual Meeting of Stockholders in 2010 and until their successors have been duly elected and qualified:

Director Nominee	Votes Cast For	Votes Withheld
Roger M. Laverty III	15,142,040	338,466
Martin A. Lynch	15,110,047	370,459
James J. McGarry	15,176,719	303,787

2.    Ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2008.   There were 15,324,854 votes for the appointment, 49,247 votes against the appointment, 106,405 abstentions and no broker non-votes.

3.    Approved the Farmer Bros. Co. 2007 Omnibus Plan.  There were 13,420,832 votes for the proposal, 409,941 votes against the proposal, 674,177 abstentions and 975,556 broker non-votes.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROGER M. LAVERTY III	President and Chief Executive Officer
Roger M. Laverty III	(principal executive officer)	February 4, 2008

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer
John E. Simmons	(principal financial and accounting officer)	February 4, 2008

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

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

10.4	The Farmer Bros. Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-K for the year ended June 30, 2007 and incorporated herein by reference).*

10.5	Farmer Bros. Co. Employee Stock Ownership Plan Amendment 2 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*

10.6	Farmer Bros. Co. Employee Stock Ownership Plan Amendment 3 (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).*

10.7

Loan Agreement dated July 21, 2003 between the Company and Wells Fargo Bank, Trustee of the Farmer Bros Co. Employee Stock Ownership Plan (filed as an exhibit to the Form 10-Q for the quarter ended December 31, 2003 and incorporated herein by reference).

10.8

Form of Change in Control Severance Agreements entered into with each of the following officers: Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

10.9

Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.10

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

10.12

Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.13	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference)*

10.14

Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 (with schedules of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.16

Form of Target Award Notification Letter (fiscal 2008) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.17

Amendment No. 1 to Employment Agreement between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference)*

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