Form 10-Q
period 2008-03-31
FARMER BROTHERS CO
filed 2008-05-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

On April 30, 2008 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,927	$12,586
Short term investments	114,211	158,050
Accounts and notes receivable, net	19,321	17,651
Inventories	59,141	44,996
Deferred income taxes	2,768	2,462
Prepaid expenses	4,455	3,617
Total current assets	$227,823	$239,362

Property, plant and equipment, net	58,664	52,667
Goodwill and other intangible assets	15,159	16,959
Pension and other non-current assets	15,412	13,024
Deferred income taxes	10,682	15,597
Total assets	$327,740	$337,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,401	$8,702
Accrued payroll expenses	12,445	7,480
Other	7,829	10,914
Total current liabilities	30,675	27,096
Accrued postretirement benefits	18,960	44,297
Total liabilities	49,635	71,393

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,518	30,823
Retained earnings	263,578	272,406
Unearned ESOP shares	(39,957)	(44,240)
Less accumulated comprehensive income (loss)	7,891	(8,848)
Total stockholders’ equity	$278,105	$266,216
Total liabilities and stockholders’ equity	$327,740	$337,609

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Net sales	$67,276	$54,382	$199,576	$158,122
Cost of goods sold	31,498	22,718	90,656	65,895
Gross profit	$35,778	$31,664	$108,920	$92,227
Selling expenses	30,311	26,094	89,388	76,888
General and administrative expenses	6,471	7,817	22,272	19,183
Operating expenses	$36,782	$33,911	$111,660	$96,071
(Loss) income from operations	$(1,004)	$(2,247)	$(2,740)	$(3,844)
Other (expense) income
Dividend income	965	974	3,042	2,916
Interest income	776	1,491	2,999	4,408
Other, net (expense) income	(3,754)	318	(11,816)	2,009
Total other (expense) income	$(2,013)	$2,783	$(5,775)	$9,333

(Loss) income before taxes	(3,017)	536	(8,515)	5,489
Income tax (benefit) expense	(307)	(976)	(4,624)	11
Net (loss) income	$(2,710)	$1,512	$(3,891)	$5,478
Earnings per share:
Basic	$(0.19)	$0.11	$(0.27)	$0.39
Diluted	$(0.19)	$0.11	$(0.27)	$0.39

Weighted average shares
Basic	14,313,274	14,138,358	14,255,374	14,078,135
Diluted	14,455,974	14,138,358	14,398,074	14,078,135

Dividends declared per share	$0.115	$0.110	$0.345	$0.330

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,891)	$5,478
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,095	6,962
Gain on sales of assets	(47)	(194)
ESOP compensation expense	3,979	3,904
Net loss (gain) on investments	11,947	(1,404)
Change in operating assets and liabilities:
Short term investments	31,893	(2,121)
Accounts and notes receivable	(1,670)	(3,311)
Inventories	(14,144)	431
Income tax receivable	4,490	0
Goodwill and intangibles	(755)	0
Prepaid expenses and other assets	(3,225)	(788)
Accounts payable	1,697	4,430
Accrued payroll expenses and other liabilities	1,878	1,672
Accrued postretirement benefits	(8,597)	2,889
Total adjustments	$35,541	$12,470
Net cash provided by operating activities	$31,650	$17,948
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,648)	(10,523)
Proceeds from sales of property, plant and equipment	158	198
Net cash used in investing activities	$(11,490)	$(10,325)
Cash flows from financing activities:
Dividends paid	(4,819)	(4,609)
Net cash used in financing activities	$(4,819)	$(4,609)
Net increase in cash and cash equivalents	$15,341	$3,014
Cash and cash equivalents at beginning of period	12,586	5,333
Cash and cash equivalents at end of period	$27,927	$8,347

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

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

Coffee Bean International, Inc. Acquisition

     In connection with the Company’s acquisition of Coffee Bean International, Inc. (“CBI”) during fiscal 2007, the preliminary purchase price allocation has not been finalized because the Company is awaiting additional information regarding estimated liability and asset values. The allocation is expected to be completed by the end of fiscal 2008.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At March 31, 2008 and June 30, 2007, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net (expense) income.

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.  Investments are as follows:

	March 31,	June 30,
	2008	2007
	(In thousands)
Trading securities at fair value
U.S. Treasury obligations	$54,809	$91,840
Preferred stock	58,904	65,165
Futures, options and other derivatives	498	1,045
	$114,211	$158,050

Gains and losses, both realized and unrealized, are included in Other, net (expense) income.  Net realized and unrealized gains and losses are as follows:

	March 31,	June 30,
	2008	2007
	(In thousands)
Net realized (losses)	$(2,537)	$(2,210)
Net unrealized (losses) gains	(5,525)	3,901
	$(8,062)	$1,691

Note 3. Inventories

March 31, 2008	Processed	Unprocessed	Total
	(In thousands)
Coffee	$7,329	$24,468	$31,797
Allied products	14,514	4,745	19,259
Coffee brewing equipment	1,952	6,133	8,085
	$23,795	$35,346	$59,141

June 30, 2007	Processed	Unprocessed	Total
Coffee	$6,916	$12,103	$19,019
Allied products	14,501	3,299	17,800
Coffee brewing equipment	2,120	6,057	8,177
	$23,537	$21,459	$44,996

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

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Service cost	$589	$523	$1,767	$1,569
Interest cost	1,278	1,242	3,834	3,726
Expected return on plan assets	(2,017)	(1,738)	(6,051)	(5,214)
Amortization of net (gain)/loss*	2	9	6	27
Amortization of transition (asset)/obligation*	0	0	0	0
Amortization of prior service cost/(credit)*	15	15	45	45
Net periodic benefit (credit) cost	$(133)	$51	$(399)	$153

*  These amounts represent the estimated portion of the net (gain)/loss, transition (asset)/obligation, and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost during each fiscal year.

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

Note  5. Stock-Based Compensation

On August 23, 2007, the Company’s Board of Directors approved the Farmer Bros. Co. 2007 Omnibus Plan (“the Plan”), which was approved by stockholders on December 6, 2007.  Prior to adoption of the Plan the Company had no stock-based compensation plan.  Awards issued under the Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, cash-based awards or other incentives payable in cash or shares of stock, or any combination thereof.  Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.  The maximum number of shares of common stock as to which awards may be granted under the Plan is 1,000,000, subject to adjustment as provided in the Plan.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), and related SEC rules included in Staff Accounting Bulletin No. 107 , which require the measurement and recognition of compensation expense for all stock-based payment awards made under the Plan based on estimated fair values.

Stock Options

SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the quarter ended March 31, 2008, the Company did not have stock-based compensation.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all  stock option awards granted is recognized using the straight-line method over the vesting period of three years. The stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine month periods ended March 31, 2008 is based on awards ultimately expected to vest. Currently, management estimates that there will be no forfeitures based on the Company’s historical turnover. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of  stock options at the date of the grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s  stock options. Although the fair value of stock options is determined in accordance with SFAS 123R using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the three and nine months ended March 31, 2008:

FY 2008
Average fair value of options	$6.13
Risk-free interest rate	2.96%
Dividend yield	2.03%
Average expected life	5 years
Expected stock price volatility	32.38%

The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options.

The following table summarizes stock option activity from adoption of the Plan through March 31, 2008:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	0
Activity:
Granted	118	$22.64	6.8	$59
Forfeited	0
Exercised	0
Expired	0
Outstanding at March 31, 2008	118	$22.64	6.8	$59
Exercisable at March 31, 2008	0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.14 at March 31, 2008, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of March 31, 2008, there was approximately $720,000 of unrecognized compensation cost related to stock options.  Compensation expense recognized in general and administrative expense was $26,000 for the three months ended March 31, 2008.

Restricted Stock

During the third quarter of fiscal 2008 the Company granted a total of 25,200 shares of restricted stock, with a weighted average grant date fair value of $22.66 per share, to eligible employees, officers and directors under the Plan.  Shares of restricted stock vest at the end of three years. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense was $21,000 for the three months ended March 31, 2008. As of March 31, 2008, there was approximately $550,000 of unrecognized compensation cost related to restricted stock.

The following table summarizes the status of the Company’s restricted stock as of March 31, 2008:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2008	0
Granted	25	$22.66
Vested	0
Cancelled	0
Non-vested at March 31, 2008	25	$22.66

Note 6.  Retiree Medical Benefits

Effective January 1, 2008 the Company adopted a new plan for retiree medical benefits.   The new plan is a cost sharing approach between the Company and covered employees and dependents in which the Company subsidizes a larger proportion of covered expenses for retirees who were long-term employees, and provides less coverage for retirees who were short-term employees.  Additionally, the plan establishes a maximum Company contribution.

The effect of adopting this new plan was recorded as an increase in Other Comprehensive Income of $16,739,000 (net of related tax effects of $10,571,000), and a reduction to the retiree medical liability of $27,311,000.  The Other Comprehensive Income amount is expected to be amortized as a reduction in expense over a period of 7 to 12 years.

Consolidated Statement of Stockholders’ Equity

The following Consolidated Statement of Stockholders’ Equity, including the adjustment to Accumulated Other Comprehensive Income (Loss) (“AOCI (Loss)”), summarizes these changes (in thousands, except share and per share data):

			Additional		Unearned
	Common	Stock	Paid-in	Retained	ESOP	AOCI
	Stock	Amount	Capital	Earnings	Shares	(Loss)	Total

Balance at June 30, 2007 *	16,075,080	$16,075	$30,823	$272,406	$(44,240)	$(8,848)	$266,216
Comprehensive income
Net (loss) income				(3,891)			(3,891)
Adoption FIN 48 **				(118)			(118)
Benefit plan change ***						16,739	16,739
Other comprehensive loss							0
Total comprehensive income							12,730
Dividends ($0.345 per share)				(4,819)			(4,819)
ESOP compensation expense			(351)		4,283		3,932
Omnibus plan			46				46

Balance at March 31, 2008	16,075,080	$16,075	$30,518	$263,578	$(39,957)	$7,891	$278,105

*     AOCI (Loss) at June 30, 2007 reflects an adjustment to AOCI (Loss) upon adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” on June 30, 2007 in the amount of ($8,848,000), net of related tax effects of $5,888,000.

**   FIN 48 accrual reflects the unrecognized tax benefit of $145,000, net of related tax effects of $26,000, resulting from adoption of FIN 48 on July 1, 2007.

*** Benefit plan change is net of related tax effects of $10,571,000.

Note 7.  Income Taxes

On July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of Financial Accounting Standards Board Statement No. 109” (“FIN 48”).  This interpretation prescribes a consistent recognition threshold and measurement standard as well as criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes.  The cumulative effect of adopting FIN 48 was recorded on July 1, 2007 as a $119,000 reduction to beginning retained earnings.

As of July 1, 2007 and March 31, 2008, the Company has not recognized the following tax benefits in its consolidated financial statements:

(In thousands)	March 31, 2008	July 1, 2007

Total unrecognized tax benefits*	$1,600	$1,500
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized*	$1,100	$1,100

* Excludes interest and penalties.

Note 8.  Earnings Per Share

     The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Numerator:
Net income	$(2,710)	$1,512	$(3,891)	$5,478

Denominator:
Weighted average shares outstanding - basic	14,313	14,138	14,255	14,078
Dilutive common shares issuable upon exercise of stock options	118	0	118	0
Dilutive unvested common shares associated with restricted stock awards	25	0	25	0
Weighted average shares outstanding - diluted	14,456	14,138	14,398	14,078

Earnings per share:
Basic	$(0.19)	$0.11	$(0.27)	$0.39
Diluted	$(0.19)	$0.11	$(0.27)	$0.39

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

Stock-Based Compensation

We apply the provisions of SFAS 123R for our stock-based compensation. Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock, (ii) dividend yield, (iii) risk-free interest rates and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, SFAS 123(R) requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize the cumulative effect on current and prior periods of a change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future. See Note 5 (Stock-Based Compensation) to the interim consolidated financial statements for a further discussion of stock-based compensation.

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

The Company expects to make additional investment in CBI’s operations to relocate to a larger plant in Portland to accommodate anticipated growth.  Construction on CBI’s new plant has begun and the Company has committed to construction costs and equipment purchases of approximately $6.1 million through March 31, 2008, with an additional $3.5 million in commitments made during April 2008. We expect the total costs associated with this relocation and expansion will be approximately $15 million, and expect to begin relocating to the new facility in the first quarter of fiscal 2009.  We also expect to invest up to $10 million into our Torrance plant by the end of fiscal 2009 to revise our operations to provide more roasting and packaging flexibility as well as to further reduce materials handling.  The Company expects to fund these investments from internal sources.

Our working capital is composed of the following:

	(In thousands)
	March 31,	June 30,
	2008	2007

Current assets	$227,823	$239,362
Current liabilities	30,675	27,096
Working capital	$197,148	$212,266

Capital expenditures	$11,648	$35,652
Dividends paid	$4,819	$6,142

Results of Operations

The Company’s net sales in the third quarter of fiscal 2008 increased 24% to $67,276,000 as compared to $54,382,000 in the third quarter of fiscal 2007; units sold increased 27% in this period.  Approximately 70% of the sales increase reflects the added revenue from CBI in the current fiscal quarter.  During the first nine months of fiscal 2008 our net sales increased 26% to $199,576,000 as compared to $158,122,000 in the same period of fiscal 2007; units sold increased 32% in this period.  Approximately 74% of the sales increase for the first nine months of fiscal 2008 is the result of added revenue from CBI.  During the third quarter of fiscal 2008 we increased our sales and marketing resources in an effort to expand our customer base, however our success in securing new customers is expected to be limited by weakness in the general economy.  Additionally, reduced consumer spending is expected to negatively impact our sales.

Cost of goods sold in the third quarter of fiscal 2008 increased 39% to $31,498,000 or 47% of sales as compared to $22,718,000 or 42% of sales, in the third quarter of fiscal 2007.  Gross profit in the third quarter of fiscal 2008 increased $4,114,000 to $35,778,000 as compared to $31,664,000 in the third quarter of fiscal 2007.  Cost of goods sold for the first nine months of fiscal 2008 increased 38% to $90,656,000 or 45% of sales as compared to $65,895,000 or 42% of sales in the first nine months of fiscal 2007.  Gross profit in the first nine months of fiscal 2008 increased $16,693,000 to $108,920,000 as compared to $92,227,000 in the same period of fiscal 2007.  Approximately 30% of the increase in gross profit in the third quarter of fiscal 2008 and the first nine months of fiscal 2008 was contributed by CBI.

In general, higher commodity prices, higher fuel costs and cost increases for packaging supplies, have put pressure on our profit margins in fiscal 2008.  There are many reasons for the higher costs, including higher energy prices and a weak dollar.  Although we make every effort to pass these higher costs through to our customers, competition restricts our ability to do so.  We cannot predict whether the high rate of product cost inflation will continue in future periods; however, in general, we believe prolonged periods of high inflation, such as the current rate, may have a negative impact on our customers and, as a result, on our sales, gross margins and earnings.

Selling, general and administrative expenses in the third quarter of fiscal 2008 increased $2,871,000 to $36,782,000 from $33,911,000 in the third quarter of fiscal 2007.  Selling, general and administrative expenses for the nine months ended March 31, 2008 increased $15,589,000 to $111,660,000 from $96,071,000 in the same period of fiscal 2007. Approximately 85% of this increase is associated with the addition of CBI’s operations and approximately $1,600,000 is associated with the amortization of intangibles related to the CBI acquisition.  This increase was offset by decreased general and administrative expenses in the third quarter of fiscal 2008 primarily resulting from reduced amortization of software implementation costs of $1,200,000.

Our loss from operations in the third quarter of fiscal 2008 decreased 55% to ($1,004,000) from ($2,247,000) in the same quarter of fiscal 2007.  Our loss from operations for the first three quarters of fiscal 2008 decreased 29% to ($2,740,000) from ($3,844,000) in the same period of the prior fiscal year.

Other, net (expense) income in the third quarter of fiscal 2008 decreased to a loss of ($3,754,000) as compared to income of $318,000 in the third quarter of fiscal 2007.  Other, net (expense) income in the first three quarters of fiscal 2008 decreased to a loss of ($11,816,000) as compared to income of $2,009,000 in the same period of fiscal 2007.  This resulted in Total other (expense) income for the first three quarters of fiscal 2008 of ($5,775,000) as compared to income of $9,333,000 in the same period of fiscal 2007.

The change in Other, net (expense) income is primarily the result of conditions in the U.S. financial markets.  The downturn in the housing market combined with real estate financing and liquidity issues have contributed to the overall market downturn.   The Company has no direct exposure to sub-prime mortgages, but the financial companies caught in the mortgage downturn compose approximately 80% of the universe of preferred stocks.  Selling pressure from leveraged investors who need liquidity and a new supply of preferred issues taking advantage of lower dividend rates have resulted in a downward pressure on values.

Investor demand for the safety of U.S. Treasury instruments has flattened the U.S. Treasury yield curve and widened spreads between preferred stocks and U.S. Treasury instruments.  We believe that preferred stocks are currently priced cheaper to U.S. Treasury bond yields than they have ever traded.  Although aggressive easing of interest rates by the world’s central banks and other economic stimulus actions by governments may eventually have positive effects on this situation, we expect little improvement until the housing market stabilizes.

As a result of the forgoing factors, net loss for the third quarter of fiscal 2008 was ($2,710,000), or $0.19 per share, as compared to net income of $1,512,000, or $0.11 per share, in the third quarter of fiscal 2007.  Net loss for the first nine months of fiscal 2008 was ($3,892,000), or ($0.27) per share, as compared to net income of $5,478,000, or $0.39 per share, in the same period of the prior fiscal year.

Quarterly Financial Data

	June 30,	September 30,	December 31,	March 31,
	2006	2006	2006	2007

Net sales	$50,518	$48,264	$55,476	$54,382
Gross profit	$28,465	$28,083	$32,481	$31,664
Income (loss) from operations	$(5,057)	$(2,737)	$1,140	$(2,247)
Net income (loss)	$(792)	$1,013	$2,953	$1,512
Earnings per share:
Basic	$(0.06)	$0.07	$0.21	$0.11
Diluted	$(0.06)	$0.07	$0.21	$0.11

	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2008

Net sales	$58,137	$60,943	$71,359	$67,276
Gross profit	$34,539	$33,847	$39,297	$35,778
Income (loss) from operations	$(232)	$(2,528)	$789	$(1,004)
Net income (loss)	$1,337	$(953)	$(227)	$(2,710)
Earnings per share:
Basic	$0.09	$(0.07)	$(0.02)	$(0.19)
Diluted	$0.09	$(0.07)	$(0.02)	$(0.19)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio.  Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of March 31, 2008, over 67% of these funds were invested in U.S. Treasury securities and approximately 84% of these issues have maturities shorter than 90 days. This portfolio’s interest rate risk is not hedged and its average maturity is approximately 79 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $800,000.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2008. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at March 31, 2008			Change in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$61,882	$1	$61,883	$2,658
-100 basis points	$61,348	$8	$61,356	$2,131
Unchanged	$58,904	$321	$59,225	$0
+100 basis points	$54,884	$2,080	$56,964	$(2,261)
+150 basis points	$52,674	$3,753	$56,427	$(2,798)

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

On March 31, 2008 we had no open hedge derivative contracts, and our entire exposure to commodity price risk was in the potential change of our coffee inventory value resulting from changes in the market price of green coffee.

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

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance.  Our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rules 13(a)-15(e) and 15(d)-15(e) promulgated under the Exchange Act. Based upon this evaluation, and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our Chief Executive Officer and Chief Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROGER M. LAVERTY III	President and Chief Executive Officer
Roger M. Laverty III	(principal executive officer)	May 9, 2008

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer
John E. Simmons	(principal financial and accounting	May 9, 2008
officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

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

10.8

Form of Change in Control Severance Agreements entered into with each of the following officers: Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference), and for Drew H. Webb (filed as an exhibit to the Form 8-K filed March 7, 2008 and incorporated herein by reference).*

10.9

Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.10

Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.11

Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.12

Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*

10.13

Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.14	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *

10.15

Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.16

Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.17

Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.18

Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 (with schedules of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.19

Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference)*

10.20

Form of Target Award Notification Letter (fiscal 2008) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.21

Amendment No. 1 to Employment Agreement between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference)*

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