Form 10-K
period 2008-06-30
FARMER BROTHERS CO
filed 2008-09-15
CIK 34563

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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
Registrant's telephone number, including area code 310-787-5200

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2007 was approximately $153 million.

         On September 1, 2008 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant's only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into Part III of this Form 10-K: certain portions of the definitive proxy statement for the fiscal year ended June 30, 2008 that is expected to be filed with the U.S. Securities and Exchange Commission on or before October 28, 2008.

Explanatory Note

        During the fiscal year ended June 30, 2007, the Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of its defined benefit plans resulting in a decrease in stockholders' equity of $8.8 million as of June 30, 2007. In the Company's consolidated statement of stockholders' equity contained in its Form 10-K for the fiscal year ended June 30, 2007, this decrease was presented as a decrease of $8.8 million to other comprehensive income. In accordance with SFAS No. 158, this adjustment should have been recorded against accumulated other comprehensive income. As a result, the Company has adjusted the accumulated other comprehensive income and other comprehensive income balances presented in the accompanying consolidated statements of stockholders' equity for the fiscal year ended June 30, 2007 in accordance with SFAS No. 158.

PART I

Item 1.    Business

General

        Farmer Bros. Co. (including its consolidated subsidiaries unless the context otherwise requires), the "Company," "we," "our" or "Farmer Bros." is a manufacturer, wholesaler and distributor of coffee and spices to the institutional food service segment. The Company was incorporated in California in 1923, and reincorporated in Delaware in 2004. On April 27, 2007, we completed the acquisition of Coffee Bean Holding Co., Inc., a Delaware corporation ("CBH"), the parent company of Coffee Bean International, Inc., an Oregon corporation ("CBI"), a specialty coffee roaster and wholesaler headquartered in Portland, Oregon (the "CBI Acquisition").

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

Raw Materials and Supplies

        Our primary raw material is green coffee, an agricultural commodity. Green coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived shortages, political unrest, labor actions, currency fluctuations and armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee.

        Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation (CCF) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations.

        Other raw materials used in the manufacture of our non-coffee products ("allied products") include a wide variety of spices, such as pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. Such fluctuations, however, historically have not had a material effect on our operating results.

Trademarks

        We own 95 registered trademarks, which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification.

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

Distribution

        Most sales are made "off-truck" to our institutional food service customers at their places of business by our sales representatives who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. Our distribution trucks are replenished from warehouses located in a number of cities in the western United States. We operate our own long haul trucking fleet in an effort to more effectively control the supply of products to these warehouses. Inventory levels are maintained at each branch warehouse consisting of our complete product line and additional safety stocks to accommodate a modest interruption in supply. A portion of our products are distributed by third parties or are direct shipped via common carrier.

        As one of the largest wholesale specialty coffee roasters in the nation, CBI markets their unique specialty coffee line primarily to coffee houses and private-label retailers and other national accounts utilizing a variety of distribution channels. In contrast, Farmer Bros. serves a variety of traditional coffee blends at different price points to restaurants, hotels, hospitals, etc. utilizing its own distribution network. We believe the combination of the two marketing approaches and the combined product line (adding over 100 SKU's) allows the two companies to better serve their current and prospective customers' needs without regard to the means of distribution.

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

Competition

        We face competition from many sources, including the institutional food service divisions of multi-national manufacturers of retail products such as Procter & Gamble (Folgers Coffee), Kraft Foods (Maxwell House Coffee) and Sara Lee Foodservice (Superior Coffee), wholesale grocery distributors such as Sysco and U.S. Food Service, and regional institutional coffee roasters such as S & D Coffee Company and Boyd Coffee Company. Management believes we may have some competitive advantages due to our longevity and strong regional roots. Our focus on the quality of our products, our distribution network and our customer service are the major factors that differentiate us from our competitors.

        Competition is robust, and is primarily based on products and price, with distribution often a major factor. Most of our customers rely on us for distribution, however some of our customers use third party distribution or conduct their own distribution. Some of our customers are "price" buyers, seeking the low cost provider with little concern about service, while others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive and we are often faced with price competition.

Working Capital

        We finance our operations internally, and we believe that working capital from internal sources will be adequate for the coming fiscal year.

Foreign Operations

        We have no material revenues from foreign operations.

Other

        On June 30, 2008 we employed 1,256 employees, 448 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. No portion of our business may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

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

        The following items are representative of the risks, uncertainties and other conditions that may impact the Company's business, future performance and the forward-looking statements that it makes in this annual report on Form 10-K or that it may make in the future. Our actual results could differ materially from anticipated results as a result of some or all of these items or from other factors.

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

        Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase our coffee on forward contracts for delivery as long as six months in the future. In the event of non-performance by the suppliers, the Company could be exposed to credit and supply risk. Entering into such future commitments also leaves the Company subject to purchase price risk. Various techniques are used to hedge these purchases against untoward price movement. Competitive factors make it difficult for the Company to "pass through" such price fluctuations to its customers. Therefore, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce its exposure to the volatile fluctuation of green coffee costs, Farmer Bros. has, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.

        Our primary raw material is green coffee, an agricultural commodity. Green coffee is mainly grown outside the U.S. and can be subject to volatile price fluctuations. Weather, real or perceived shortages, labor actions, political unrest and armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Green specialty coffees sell at a premium to other green coffees, due to the inability of producers to increase supply in the short run to meet rising demand. As a result, the price spread between specialty coffee and non-specialty coffee is likely to widen as demand continues to increase.

        Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation (CCF) and the International Coffee Organization (ICO). These organizations seek to increase coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations. As a result these organizations or others may succeed in raising green coffee prices.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

        We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the food service divisions of multi-national manufacturers of retail products such as Proctor and Gamble (Folgers Coffee), Kraft Foods (Maxwell House Coffee) and Sara Lee Foodservice (Superior Coffee), wholesale grocery distributors such as Sysco and U.S. Food Service, and regional coffee roasters such as S&D Coffee Company and Boyd Coffee Company. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened.

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

REDUCTIONS IN DISCRETIONARY SPENDING COULD ADVERSELY AFFECT OUR BUSINESS.

        Our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including "dining out," as well as the purchase of high-end consumables like specialty coffee. Economic conditions may also cause businesses to reduce travel and entertainment expenses, and even cause office coffee benefits to be eliminated. These factors could reduce demand for our products or impose practical limits on pricing, either of which could adversely affect our business, financial condition, operating results and cash flows.

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

        Over half of our business is conducted in California, Oregon, Texas, Colorado, Arizona and Washington. We expect that these operations will continue to generate a substantial portion of our revenue. A significant interruption in operations at our facilities in these markets, whether as a result of an earthquake, natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. Our major manufacturing facility and distribution hub is in Los Angeles County. The majority of our green coffee comes through the Ports of Los Angeles, Long Beach, San Francisco and Portland. Any interruption to port operations, highway arteries, gas mains or electrical service in these areas could restrict our ability to supply our branches with product and would adversely impact our business.

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

WE RELY ON A SINGLE THIRD PARTY SUPPLIER TO MANAGE OUR INTEGRATED ORACLE SYSTEM THAT IS INTEGRAL TO THE SUCCESS AND OPERATION OF OUR BUSINESS.

        We rely on WTS, a company affiliated with Oracle, and its employees, in connection with the hosting of our integrated management information system. This system is essential to our operations and currently includes all accounting and production software applications. By the end of fiscal 2009, WTS is also expected to host our route sales application software. If WTS were to experience financial, operational, or quality assurance difficulties, or if there were any other disruption in our relationship with WTS, we might be unable to produce financial statements, fill replenishment orders for our branch warehouses, issue payroll checks, process payments to our vendors or bill customers. Any of these items could have a material adverse effect on the Company.

WE ARE DEPENDENT ON ENTERPRISE RESOURCE PLANNING ("ERP") SOFTWARE TO OPERATE OUR BUSINESS. SHOULD WE FAIL TO OPERATE EFFECTIVELY OR IF WE ENCOUNTER DIFFICULTIES INTEGRATING SYSTEMS OR SUFFER ILL-TIMED POWER OR COMMUNICATIONS FAILURES, THE RESULT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

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

WE ARE SUBJECT TO RE-FUNDING OBLIGATIONS AND MAY ACQUIRE ADDITIONAL SHARES UNDER THE ESOP.

        The Farmer Bros. Co. Employee Stock Ownership Plan was designed to help us attract and retain employees and to better align the efforts of our employees with the interests of our stockholders. It is possible that additional shares could be acquired that might deplete the Company's cash. We expect that the future re-funding liability of the existing shares in the ESOP will increase and require additional investment as the ESOP matures and individual holdings grow. When employees vested in the ESOP leave the Company, they have the right to "put" their shares to the Company for cash. The Company's re-funding liability for fiscal 2009 is estimated to be $2,488,000, and its total cumulative re-purchase liability through 2027 is estimated to be $266,000,000. Major assumptions which lead to this result include a 5% appreciation rate in the price of our common stock, the current number of shares in the ESOP and participant demographics.

CONCENTRATION OF OWNERSHIP AMONG OUR EXISTING PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN A LOWER TRADING PRICE FOR OUR STOCK THAN IF OWNERSHIP OF OUR STOCK WAS LESS CONCENTRATED.

        As of September 1, 2008, members of the Farmer family or entities controlled by the Farmer family (including trusts and a family partnership) as a group beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership, along with the factors described in "Risk Factors—ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US," may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price for our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

        We have adopted a stockholder rights plan (the "Rights Plan") and declared a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of our common stock to stockholders of record as of March 28, 2005. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share, at a purchase price of $112.50, subject to adjustment. The Rights expire on March 28, 2015, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Compliance with SOX Section 404 has been a challenge for many companies. Our ability to continue to comply is uncertain as we expect that our internal controls will continue to evolve as our business activities change. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management's assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, that may be identified in future periods.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including SOX, new SEC and Public Accounting Oversight Board regulations and NASDAQ National

Market rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. Substantial costs have been incurred in fiscal 2008, and will continue to be incurred to comply with various of these mandates, including the engagement of separate public accounting firms to perform work that is now prohibited to be performed by our regular independent accounting firm, internal costs associated with documenting the adequacy of our internal controls over financial reporting and similar compliance activities, and increased costs of audit by our independent accounting firm. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock. While Farmer Bros. believes that it has been at all times in material compliance with laws and regulations pertaining to the proper recording and reporting of our financial results, there can be no assurance that future regulations, implementing SOX and otherwise, will not have a material adverse impact on our reported results as compared with prior reporting periods.

Item 1.B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our largest and most significant facility consists of our roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our long haul trucking fleet. During fiscal 2008 we finished improvements to a new 125,000 square foot manufacturing facility in Portland, Oregon that is the manufacturing and distribution point for our specialty coffee, grocery and mass market customers. CBI relocated to the new facility in August 2008. We stage our products in 107 small distribution warehouses throughout our service area. These warehouses, taken together, represent a vital part of our business, but no individual warehouse is material to the group as a whole. Our distribution warehouses vary in size from approximately 2,500 to 20,000 square feet. Approximately 40% of our facilities are leased with a variety of expiration dates through 2013. The lease on the CBI facility expires in 2018 and has a 10 year renewal option.

        We believe our plants and distribution warehouses will continue to provide adequate capacity for the foreseeable future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2008 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        We have one class of common stock which is traded on the NASDAQ National Market under the symbol "FARM." The following table sets forth, for the periods indicated, the dividends declared and the high and low sales prices of the shares of common stock of the Company as quoted on the NASDAQ National Market.

	Fiscal year ended June 30, 2008			Fiscal year ended June 30, 2007
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$25.33	$19.89	$0.115	$21.13	$20.70	$0.110
2nd Quarter	$27.25	$21.30	$0.115	$21.48	$20.97	$0.110
3rd Quarter	$24.50	$20.12	$0.115	$20.61	$20.23	$0.110
4th Quarter	$25.00	$21.15	$0.115	$22.73	$22.12	$0.110

        There were approximately 4,550 holders of record on September 1, 2008. Holders of record is based upon the number of record holders and individual participants in security position listings.

Performance Graph

        The chart set forth below shows the value of an investment of $100 on June 30, 2003 in each of Farmer Bros. Co. common stock, the Russell 2000 Index and the Value Line Food Processing Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year. The historical stock price performance of the Company's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return*
Farmer Brothers Co., Russell 2000 Index And Value Line Food Processing Index
(Performance Results Through June 30, 2008)

	2003	2004	2005	2006	2007	2008
Farmer Brothers Co.	$100.00	$79.95	$67.40	$66.92	$71.26	$67.91
Russell 2000 Index	$100.00	$131.93	$142.66	$161.62	$185.94	$153.81
Food Processing	$100.00	$125.58	$133.07	$136.75	$173.32	$166.02

Assumes $100 invested at the close of trading on June 30, 2003 in Farmer Brothers Co. common stock, Russell 2000 Index, and Food Processing Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Item 6. Selected Financial Data

	For the fiscal years ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Net sales	$266,485	$216,259	$207,453	$198,420	$193,589
(Loss) income from operations	$(10,644)	$(4,076)	$(2,965)	$(6,583)	$3,763
Net (loss) income	$(7,924)	$6,815	$4,756	$(5,427)	$12,687
Net (loss) income per common share	$(0.55)	$0.48	$0.34	$(0.40)	$0.81
Total assets	$312,984	$337,609	$317,237	$316,553	$317,871
Dividends declared per common share	$0.46	$0.44	$0.42	$0.40	$0.38

        In April 2007, Farmer Bros. acquired all of the outstanding shares of CBH for a purchase price of $23.6 million in cash, including transaction costs of approximately $1.4 million, net of the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in our consolidated financial statements since April 27, 2007. The Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report should be read in conjunction with the selected financial data in order to understand factors such as business combinations and unusual items which may affect the comparability of the information shown above.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2008, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the "Risk Factors" described in Item 1A of this report.

Critical Accounting Policies

Overview

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance of our workers' compensation liabilities, tax liabilities and litigation. We base our estimates on historical experience and other relevant factors that are believed to be reasonable under the circumstances.

        While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, actual results may differ from these estimates, which could require the Company to make adjustments to these estimates in future periods.

Coffee Brewing Equipment and Service

        The Company has reclassified its reporting for expenses related to coffee brewing equipment provided to customers. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees' salaries and the cost of supplies and parts). We believe these costs will be better characterized as direct costs of generating revenues from our customers. Accordingly, such costs are now reported as cost of sales in the accompanying financial statements for the years ended June 30, 2008, 2007, and 2006, in the amounts of $20.4 million, $18.6 million, and $15.8 million, respectively. In prior periods, these costs were presented as selling expenses. This change impacts reported gross profit in the years presented by these amounts. The change reduces gross profit but has no impact on net income, total assets, or cash flows in any year.

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

Self-Insurance

        We are self-insured for California workers' compensation insurance subject to specific retention levels and use historical analysis to determine and record the estimates of expected future expenses resulting from workers' compensation claims. The estimated outstanding losses are the accrual cost of unpaid claims valued as of June 30, 2008. The estimated outstanding losses, including allocated loss adjustment expenses ("ALAE"), include case reserves, the development on known claims and incurred but not reported (IBNR) claims. ALAE are the direct expenses for settling specific claims. The amounts reflect the per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expense.

        Management believes that the amount accrued is adequate to cover all known claims at June 30, 2008. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results. If our estimate were off by as much as 15%, the reserve could be under or overstated by approximately $736,000 as of June 30, 2008.

        Estimated Company liability resulting from our general liability policies, within our deductible limits, is accounted for by specific identification. Large losses have historically been infrequent, and the lag between incurred but not reported claims has historically been short. Once a potential loss has been identified, the case is monitored with our risk manager to try and determine a likely outcome. Lawsuits arising from injury that are expected to reach our deductible are not reserved until we have consulted with legal counsel, become aware of the likely amount of loss and determined when payment is expected.

        The estimated liability related to our self-insured group medical insurance is recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.

Retirement Plans

        We have two defined benefit plans that provide retirement benefits for the majority of our non-union employees. The balance of our employees are covered by multiemployer union defined benefit plans.

        We obtain actuarial valuations for our plans and at present we discount the pension obligations using a 6.80% discount rate and we estimate an 8.25% return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results. The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed long term rate of return for fiscal 2009.

Farmer Bros. Plan (in thousands) Discount Rate	6.30%	Actual 6.80%	7.30%
2009 net periodic benefit cost	$2,546	$1,989	$1,457
Projected benefit obligation	$91,094	$85,681	$80,783

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
2009 net periodic benefit cost	$2,401	$1,989	$1,578

Brewmatic Plan (in thousands) Discount Rate	6.30%	Actual 6.80%	7.30%
2009 net periodic benefit cost	$93	$84	$76
Projected benefit obligation	$3,503	$3,352	$3,213

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
2009 net periodic benefit cost	$101	$84	$67

        Our retiree medical plan is not funded and its liability was calculated using an assumed discount rate of 7.18% at June 30, 2008. We project an initial medical trend rate of 8% ultimately reducing to 5.5% in 6 years.

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

        The effect of adopting this new plan was recorded on the effective date of the plan as an increase in Other Comprehensive Income of $16,739,000 (net of related tax effects of $10,571,000), and a reduction to the retiree medical liability of $27,311,000. The Other Comprehensive Income amount is expected to be amortized as a reduction in expense over a period of 7 to 12 years.

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

Stock-Based Compensation

        We apply the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") for our stock-based compensation. Under SFAS 123R, all stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in operations over the requisite service period. The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock, (ii) dividend yield, (iii) risk-free interest rates and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, stock-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize the cumulative effect on current and prior periods of a change in the estimated forfeiture rate as compensation cost in earnings in the period of the revision. As a result, if we revise our assumptions and estimates, our stock-based compensation expense could change materially in the future.

Liquidity and Capital Resources

        We have been able to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.

        During fiscal 2008 the Company invested over $11,000,000 to relocate CBI's Portland plant to a larger facility to accommodate anticipated growth. We estimate the total costs associated with this expansion will be approximately $13 -15 million. The Company expects to fund this investment from internal sources. We have ordered two new roasters and associated production equipment for our Torrance facility. We estimate the costs associated with this upgrade for equipment and installation will be approximately $10 million which we expect to fund from internal sources.

        Our working capital is composed of the following:

	June 30,
	2008	2007	2006
	(In thousands)
Current assets	$217,750	$239,362	$246,808
Current liabilities	28,909	27,096	16,578

Working capital	$188,841	$212,266	$230,230
Capital expenditures	$24,293	$35,652	$12,840

        At June 30, 2008, other than those described above, we had no major commitments for new capital expenditures.

Results of Operations

Fiscal Years Ended June 30, 2008 and 2007

Overview

        Fiscal 2008 has been a year for investments in our future. We have continued to devote substantial resources to our national sales organization. This type of business requires an extended effort over time, as larger customers contract with their vendors over periods as long as five years. Relationships are important in this type of business and can take years to develop, and we are calling on customers who have relationships with their current vendors. We are optimistic about the opportunities in this market, and expect to make progress in expanding our national account business in fiscal 2009.

        During fiscal 2008 we continued to invest in our plants. In August 2008 CBI moved into its new headquarters and roasting plant in Portland, Oregon. We expect this plant to provide additional capacity to accommodate anticipated growth. Through June 30, 2008, we have invested over $11,000,000 in the new CBI plant and equipment. Additionally we have ordered two new roasters and associated production equipment for our Torrance facility and expect to have them installed and operating in fiscal 2010. Our mobile sales software is currently being implemented across our sales network. We believe approximately 60% of our branches will be "live" on the new system by November 1, 2008, with the remaining branches converted by the fourth quarter of fiscal 2009.

Operations

        Net sales in fiscal 2008 increased $50,226,000 or 23% to $266,485,000 from $216,259,000 in fiscal 2007. Approximately 70% of this increase resulted from the addition of CBI in fiscal 2008. Non-CBI revenue increased $14,841,000 or 7% in fiscal 2008 as compared to fiscal 2007. Non-CBI unit sales increased 5% in fiscal 2008 as compared to fiscal 2007.

        Cost of goods sold in fiscal 2008 increased $38,902,000 or 36% to $147,073,000 from $108,171,000 in fiscal 2007. Approximately 58% of this increase resulted from the addition of CBI. Non-CBI costs of sales increased $16,297,000 or 16% in fiscal 2008 as compared to fiscal 2007. This increase is primarily the result of higher green coffee costs and increased inventory levels. Our annual LIFO adjustment for inventory on hand at the end of fiscal 2008 added $5,832,000 to cost of sales. In a rising market LIFO costs represent replacement costs of inventory, not actual cost. We anticipate that our costs of raw materials and packaging costs will continue to rise in fiscal 2009 as a result of higher fuel and energy costs. Additionally, during fiscal 2008 the cost of providing coffee brewing equipment and service to our customers increased $1,800,000 or 9% as compared to fiscal 2007 costs. This increase was a result of our sales efforts and is likely to continue if we are successful in adding new national account customers. Gross profit in fiscal 2008 increased $11,324,000 or 10%, reflecting $12,780,000 gross profit added by CBI.

        In general, higher commodity prices and higher energy costs, have put pressure on our profit margins in fiscal 2008. There are many reasons for the higher costs, including higher demand for oil and a weak dollar. Although we make every effort to pass these higher costs through to our customers, competition restricts our ability to do so. We cannot predict whether the high rate of product cost inflation will continue in future periods.

        Operating expenses in fiscal 2008 increased $17,892,000 or 16% to $130,056,000 from $112,164,000 in fiscal 2007. This increase primarily reflects the addition of CBI in the amount of $16,900,000, including amortization of intangibles connected with the CBI acquisition in the amount of $1,644,000. The non-CBI related increase in operating expenses in fiscal 2008 was approximately 1%.

        For the reasons noted above, loss from operations in fiscal 2008 increased to $10,644,000 from $4,076,000 in fiscal 2007 primarily due to the significant increase in costs of good sold and our inability to pass those increases on to our customers in the form of higher selling prices.

Total other, net (expense) income

        Total other (expense) income decreased to a loss of ($4,679,000) in fiscal 2008 as compared to income of $10,024,000 in fiscal 2007. This is primarily the result of a loss in Other, net (expense) income in fiscal 2008 of ($12,343,000) as compared to income of $1,233,000 in fiscal 2007. Net realized and unrealized losses from investments, recorded in Other, net (expense) income, in fiscal 2008 were $13,992,000 as compared to net realized and unrealized losses in fiscal 2007 of $1,233,000.

        The change in Other, net (expense) income is primarily the result of conditions in the U.S. financial markets. During fiscal 2008 the weakness of the economy and the dramatic decline of the U.S. housing market put pressure on the valuations of the preferred stock we hold. Since approximately 85% of preferred stock issuers are financial institutions, the U.S. sub-prime mortgage crisis has hurt the values of our preferred stock portfolio. Selling pressure from leveraged investors who need liquidity and a new supply of preferred issues taking advantage of lower dividend rates have resulted in a downward pressure on values. Even though only 34% of our portfolio is invested in financials, all preferred stocks have been affected. Our holdings include such financial issuers as Merrill Lynch, Lehman Brothers and MetLife. The weakness in the financial markets has been dramatic, and at June 30, 2008 we had unrealized losses in preferred stock of $9,472,000. Part of our preferred stock investment program includes a hedge against the risk of rising long-term interest rates using purchased Treasury put options. This part of the program has also suffered during fiscal 2008 as the investor flight to quality has distorted the historical relationship between Treasury instruments and preferred stock, leading to hedge losses not offset by portfolio gains. Hedge losses in fiscal 2008 were $3,555,000. While the timing of any price recovery of preferred stock to other U.S. fixed income instruments is uncertain, we believe it will eventually occur. We believe that preferred stocks are currently priced cheaper to U.S. Treasury bond yields than they have ever traded. Although aggressive easing of interest rates by the world's central banks and other economic stimulus actions by governments may eventually have positive effects on this situation, we expect little improvement until the housing market stabilizes.

Net Loss

        As a result of the above factors, net loss for fiscal 2008 was ($7,924,000) or ($0.55) per share, as compared to net income of $6,815,000 or $0.48 per share in fiscal 2007.

Fiscal Years Ended June 30, 2007 and 2006

Overview

        During fiscal 2007 our primary focus was to continue our initiatives to strengthen sales. We provided additional resources and support to our national sales organization. In addition we completed the roll-out of our new product packaging in fiscal 2007, which we believe was well received by our customers. In fiscal 2007 we completed a significant upgrade to our ERP system, converted our Custom Coffee Plan Division to our ERP system and we began testing the mobile sales system. New branches in Shreveport, Louisiana and Nashville, Tennessee were opened in August 2007. Additionally, as a result of the CBI Acquisition, we acquired a coffee plant in Portland, Oregon.

Comparative Information

        Net sales in fiscal 2007 increased $8,806,000 or 4% to $216,259,000 from $207,453,000 in fiscal 2006, primarily because of increased sales of allied products and an additional $5,500,000 in sales associated with CBI from the date of its acquisition. Non-CBI unit sales decreased 7% in fiscal 2007 as compared to fiscal 2006.

        Cost of goods sold in fiscal 2007 increased to $108,171,000, or 50% of sales, as compared to $100,741,000, or 49% of sales, in fiscal 2006. Although margins were fairly stable in fiscal 2007 and 2006, the volatility of green coffee prices, higher prices on a variety of raw materials and product packaging, strong competition, increased costs related to coffee brewing equipment and service and the integration of CBI with our existing operations will continue to impact future results. As a result of these factors, gross profit increased 1%, or $1,376,000, to $108,088,000 in fiscal 2007 as compared to $106,712,000 in fiscal 2006.

        Operating expenses in fiscal 2007 increased 2% to $112,164,000 from $109,677,000 in fiscal 2006.

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

Contractual Obligations

        The following table contains supplemental information regarding total contractual obligations as of June 30, 2008 (in thousands).

	Payment due by period:
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$7,423	$1,132	$1,554	$1,118	$3,619
Pension plans	$54,690	$4,290	$9,210	$10,250	$30,940

Off-Balance Sheet Arrangements

        The Company has no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time discount commercial paper, medium term notes, federal agency issues and treasury securities. As of June 30, 2008, over 78% of these funds were invested in U.S. Treasury securities with an average maturity of 153 days. A 100 basis point move in the general level of interest rates would result in a change in the market value of the portfolio of approximately $545,000.

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

        The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2008. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

        The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at June 30, 2008
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio	Changes in Market Value of Total Portfolio
	(In thousands)
-150 basis points	$61,861	$—	$61,861	$3,481
-100 basis points	$61,040	$—	$61,040	$2,660
Unchanged	$58,204	$176	$58,380	$—
+100 basis points	$54,250	$3,010	$57,260	$(1,120)
+150 basis points	$52,081	$5,203	$57,284	$(1,095)

Commodity Price Risk

        We are exposed to commodity price risk arising from changes in the market price of green coffee. The Company prices green coffee inventory on the LIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always be passed on to our customers. From time to time the Company will hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in Other, net (expense) income.

        On June 30, 2008 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiaries at June 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 5 to the consolidated financial statements, on June 30, 2007, the Company changed its method of accounting for defined benefit pension and postretirement plans in accordance with Statement of Financial Accounting Standards No. 158.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiaries' internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2008 expressed an unqualified opinion thereon.

Los Angeles, California
September 11, 2008

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,973	$12,586
Short term investments	113,286	158,050
Accounts and notes receivable, net	19,856	17,651
Inventories	54,253	44,996
Income tax receivable	2,879	—
Deferred income taxes	7,485	2,462
Prepaid expenses	10,018	3,617

Total current assets	$217,750	$239,362

Property, plant and equipment, net	$69,065	$52,667
Goodwill and other intangible assets	17,568	16,959
Other assets	746	13,024
Deferred income taxes	7,855	15,597

Total assets	$312,984	$337,609

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,169	$8,702
Accrued payroll expenses	8,449	7,480
Other	8,291	10,914

Total current liabilities	$28,909	$27,096

Accrued postretirement benefits	$17,620	$44,297

Total liabilities	$46,529	$71,393

Commitments and contingencies
Stockholders' equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,612	30,823
Retained earnings	257,693	272,406
Unearned ESOP shares	(38,529)	(44,240)
Less accumulated comprehensive income (loss)	604	(8,848)

Total stockholders' equity	$266,455	$266,216

Total liabilities and stockholders' equity	$312,984	$337,609

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Years ended June 30,
	2008	2007	2006
Net sales	$266,485	$216,259	$207,453
Cost of goods sold	147,073	108,171	100,741

Gross profit	$119,412	$108,088	$106,712

Selling expense	98,918	83,943	84,523
General and administrative expenses	31,138	28,221	25,154

Operating expenses	$130,056	$112,164	$109,677

(Loss) from operations	$(10,644)	$(4,076))	$(2,965)

Other (expense) income:
Dividend income	4,056	3,923	3,597
Interest income	3,608	5,768	4,445
Other, net (expense) income	(12,343)	1,233	(1,072)

Total other (expense) income	$(4,679)	$10,924	$6,970

(Loss) income before taxes	(15,323)	6,848	4,005
Income tax (benefit) expense	(7,399)	33	(751)

Net (loss) income	$(7,924)	$6,815	$4,756

Net (loss) income per common share	$(0.55)	$0.48	$0.34

Weighted average shares outstanding	14,284,324	14,106,011	13,890,609

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(7,924)	$6,815	$4,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,757	9,324	8,963
Deferred income taxes	719	(8,141)	(5,001)
Gain on sales of assets	(1,325)	(244)	(396)
ESOP and share based compensation expense	5,501	5,168	4,538
Net loss (gain) on investments	13,992	(819)	2,301
Change in operating assets and liabilities:
Short term investments	30,772	19,104	(7,582)
Accounts and notes receivable	(2,205)	(675)	2,235
Inventories	(9,257)	4,200	(3,922)
Income tax receivable	(2,998)	—	4,064
Prepaid expenses and other assets	5,877	5,026	5,056
Accounts payable	3,466	(614)	(3,655)
Accrued payroll, expenses and other liabilities	(1,655)	5,634	(139)
Accrued postretirement benefits	(17,224)	4,013	2,396

Total adjustments	$35,420	$41,976	$8,858

Net cash provided by operating activities	$27,496	$48,791	$13,614
Cash flows from investing activities:
Acquisition of CBI net of cash acquired	—	(23,167)	—
Purchases of property, plant and equipment	(24,852)	(12,485)	(12,840)
Proceeds from sales of property, plant and equipment	1,413	256	559

Net cash used in investing activities	$(23,439)	$(35,396)	$(12,281)
Cash flows from financing activities:
Dividends paid	(6,670)	(6,142)	(5,814)

Net cash used in financing activities	$(6,670)	$(6,142)	$(5,814)
Net (decrease) increase in cash and cash equivalents	$(2,613)	$7,253	$(4,481)
Cash and cash equivalents at beginning of year	12,586	5,333	9,814

Cash and cash equivalents at end of year	$9,973	$12,586	$5,333

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2005	16,075,080	$16,075	$32,292	$272,791	$(55,415)	$(857)	$264,886
Comprehensive income
Net income				4,756			4,756
Minimum pension liability						857	857

Total comprehensive income							5,613
Dividends ($0.42 per share)				(5,814)			(5,814)
ESOP compensation expense			(774)		5,312		4,538

Balance at June 30, 2006	16,075,080	$16,075	$31,518	$271,733	$(50,103)	$0	$269,223
Comprehensive income
Net income				6,815			6,815
Other comprehensive income							0

Total comprehensive income							6,815
Dividends ($0.44 per share)				(6,142)			(6,142)
ESOP compensation expense			(695)		5,863		5,168
Adoption SFAS No. 158(a)						(8,848)	(8,848)

Balance at June 30, 2007	16,075,080	$16,075	$30,823	$272,406	$(44,240)	$(8,848)	$266,216
Comprehensive income
Net (loss)				(7,924)			(7,924)
Retiree benefits(c)						9,452	9,452
Other comprehensive income							0

Total comprehensive income							1,528
Dividends ($0.46 per share)				(6,670)			(6,670)
ESOP compensation expense			(364)		5,711		5,347
Share based compensation			153				153
Adoption FIN 48(b)				(119)			(119)

Balance at June 30, 2008	16,075,080	$16,075	$30,612	$257,693	$(38,529)	$604	$266,455

(a)
During the fiscal year ended June 30, 2007, the Company adopted the recognition provisions of SFAS No. 158 and applied them to the funded status of its defined benefit plans resulting in a decrease in stockholders' equity of $8.8 million as of June 30, 2007. In the Company's consolidated statement of stockholders' equity contained in its Form 10-K for the fiscal year ended June 30, 2007, this decrease was presented as a decrease of $8.8 million to other comprehensive income. In accordance with SFAS No. 158, this adjustment should have been recorded against accumulated other comprehensive income ("AOCI"). As a result, the Company has adjusted the AOCI (Loss) and other comprehensive income balances presented in the consolidated statements of stockholders' equity for the fiscal year ended June 30, 2007 in accordance with SFAS No. 158. AOCI (Loss) adjustment at June 30, 2007 is in the amount of ($8,848,000), net of related tax effects of $5,888,000.

(b)
Adoption FIN 48 accrual reflects the unrecognized tax benefit of $145,000, net of related tax effects of $26,000, resulting from adoption of FIN 48 on July 1, 2007.

(c)
Retiree benefits are shown net of related tax effects of $5,969,000.

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

Acquisition of Coffee Bean International, Inc.

        On April 27, 2007, the Company acquired 100% of the outstanding common shares of Coffee Bean Holding Company, Inc., a Delaware corporation ("CBH"), the parent company of Coffee Bean International, Inc., an Oregon corporation ("CBI"), a gourmet specialty coffee roaster and wholesaler headquartered in Portland, Oregon. The purchase price was $23.6 million in cash, including transaction costs of approximately $1.4 million, less the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in the Company's consolidated financial statements since April 27, 2007. Through this acquisition, the Company added additional customer categories including gourmet coffee houses, national foodservice operators, national convenience stores, national mass market merchandisers and grocery stores.

        The Company has obtained a third-party valuation of CBH's acquired net assets. The Company believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The purchase price allocation was finalized during the year ended June 30, 2008. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, based on the final purchase price allocation (in millions):

Fair Value of Assets Acquired

Current assets, excluding inventories	$2.3
Inventories	4.2
Property, plant and equipment	3.1
Customer relationships	10.1
Trade names	4.1
Goodwill	5.3

Total assets acquired	$29.1
Liabilities assumed	(5.5)

Net assets acquired	$23.6

        The customer relationships include both contractual and non-contractual relationships, and have estimated lives ranging from 3.5 to 8 years. Because these relationships have definite lives, the Company will amortize the assets over the estimated lives on a straight-line basis. The CBI tradenames have an indefinite life and thus are not subject to amortization.

Goodwill and Other Intangible Assets

        The following is a summary of our amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past three fiscal years and estimated aggregate amortization expense for each of the next five fiscal years:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Customer relationships	$10,113	$2,664	$10,113	$534
Other	2,071	1,342	1,522	1,522

Total intangible assets	$12,184	$4,006	$11,635	$2,056

Unamortized intangible assets
Trade names with indefinite lives	$4,080	$—	$4,080	$—
Goodwill	5,310	—	3,300	—

Total unamortized intangible assets	$9,390	$—	$7,380	$—

Total intangible assets	$21,574	$4,006	$19,015	$2,056

Aggregate amortization expense for the past three fiscal years:
For the year ended June 30, 2008	$1,695
For the year ended June 30, 2007	$558
For the year ended June 30, 2006	$39
Estimated amortization expense for each of the next five fiscal years:
For the year ending June 30, 2009	$1,754
For the year ending June 30, 2010	$1,731
For the year ending June 30, 2011	$1,583
For the year ending June 30, 2012	$1,396
For the year ending June 30, 2013	$1,256
The remaining weighted average amortization periods for intangible assets with finite lives are as follows:
Customer relationships and other	4 years
The following is a summary of the changes in the carrying value of goodwill (in thousands):
Balance at July 1, 2006	$—
Acquisitions during year	3,300

Balance at June 20, 2007	$3,300
Acquisitions during year	—
Purchase price adjustments	2,000

Balance at June 30, 2008	$5,300

        During 2008 management finalized purchase price allocation of CBI acquisition which resulted in an increase of approximately $2,000,000 in goodwill.

Impairment of Intangible Assets

        The Company performs its annual goodwill and indefinite-lived intangible assets impairment test as of March 31 of each fiscal year. Under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

        In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the fiscal years ended June 30, 2008 or 2007.

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

Investments

        The Company's investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward contracts and commodity purchase agreements. All such derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2008 and 2007 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Concentration of Credit Risk

        At June 30, 2008, the financial instruments which potentially expose the Company to concentrations of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. The trade receivables are short term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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

Coffee Brewing Equipment and Service

        The Company has reclassified its reporting for expenses related to coffee brewing equipment provided to customers. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees' salaries and the cost of supplies and parts). We believe these costs will be better characterized as direct costs of generating revenues from our customers. Accordingly, such costs are now reported as cost of sales in the accompanying financial statements for the years ended June 30, 2008, 2007, and 2006, in the amounts of $20.4 million, $18.6 million, and $15.8 million, respectively. In prior periods, these costs were presented as selling expenses. This change impacts reported gross profit in the years presented by these amounts. The change reduces gross profit but has no impact on net income, total assets, or cash flows in any year.

Income Taxes

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS 109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007, as required. The cumulative effect of adopting FIN 48 was recorded on July 1, 2007 as a $119,000 reduction to beginning retained earnings.

        Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which differences are expected to reverse. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

Revenue Recognition

        Products are sold and delivered to the Company's customers at their places of business by the Company's route sales employees. Revenue is recognized at the time the Company's sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third party delivery.

Net Income (Loss) Per Share

        Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per Share" excluding unallocated shares held by the Company's Employee Stock Ownership Plan (see Note 6). The Company has no dilutive shares for any of the three fiscal years in the period ended June 30, 2008. Accordingly, the consolidated financial statements present only basic net income (loss) per share.

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

Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

        When there are indicators of impairment, the Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no indicators of impairment of long-lived assets existed as of or during the fiscal year ended June 30, 2008.

Shipping and Handling Costs

        The Company distributes its products directly to its customers and shipping and handling costs are recorded as Company selling expenses.

Collective Bargaining Agreements

        Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend from calendar year 2009 to 2013.

Reclassifications

        Certain reclassifications have been made to prior year balances to conform to the current year presentation.

New Accounting Standards Not Yet Adopted

        In September 2006 the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This new standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS No. 157 was scheduled to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect that the adoption of SFAS 157 will have a significant impact on the Company's financial position or results of operations.

        In February 2007, FASB issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is not expected to have an effect on the Company's consolidated financial position or results of operations.

        In June 2007, FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"), which requires that the income tax benefits of dividends or dividend equivalents on unvested share-based payments be recognized as an increase in additional paid-in capital and reclassified from additional paid-in capital to the income statement when the related award is forfeited (or is no longer expected to vest). The reclassification is limited to the amount of the entity's pool of excess tax benefits available to absorb tax deficiencies on the date of the reclassification. EITF 06-11 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 06-11 will have a material impact on the Company's consolidated financial statements.

        In December 2007, FASB issued SFAS No. 141 (Revised), "Business Combinations" ("SFAS No. 141(R)"), replacing SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160"). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent's ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141 (R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. Though the accounting on future transactions is expected to be impacted, the Company does not anticipate any material impact to its historical financial statements from the adoption of SFAS 160 and 141(R).

        In June 2008, FASB released a proposed SFAS, "Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141)" (the "proposed Statement"), for a comment period that ended during August 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed Statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed Statement will have any material impact on its financial position or results of operations.

Note 2.  Investments and Derivative Instruments

        The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2008 and 2007, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other income and (expense).

        Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

        Investments at June 30, are as follows:

	2008	2007
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$54,517	$91,840
Preferred Stock	58,204	65,165
Futures, options and other derivatives	565	1,045

	$113,286	$158,050

        Gains and losses, both realized and unrealized, are included in Other, net (expense) income. Net realized and unrealized gains/losses at June 30, are as follows (in thousands):

	2008	2007	2006
Investments
Unrealized gains	$—	$1,922	$57
Unrealized losses	(9,271)	(11)	(5,770)
Realized gains	372	(4,189)	5,071
Realized losses	(5,093)	3,123	(1,660)

Net realized and unrealized (losses)/gains	(13,992)	845	(2,302)
Net gains from sales of assets	1,413	260	559
Other gains/(losses), net	236	128	671

Other, net (expense) income	$(12,343)	$1,233	$(1,072)

Note 3.  Inventories

June 30, 2008	Processed	Unprocessed	Total
	(In thousands)
Coffee	$9,929	$16,933	$26,862
Allied products	14,440	4,601	19,041
Coffee brewing equipment	1,883	6,467	8,350

	$26,252	$28,001	$54,253

June 30, 2007	Processed	Unprocessed	Total
Coffee	$6,916	$12,103	$19,019
Allied products	14,501	3,299	17,800
Coffee brewing equipment	2,120	6,057	8,177

	$23,537	$21,459	$44,996

        Current cost of coffee and allied products inventories exceeds the LIFO cost at June 30 by:

	2008	2007	2006
Coffee	$22,932	$15,564	$16,576
Allied	4,239	2,903	2,174

Total	$27,171	$18,467	$18,750

        The change in the Company's green coffee and allied product inventories during fiscal 2008, 2007 and 2006 resulted in LIFO (increments)/decrements which resulted in a net increase (decrease) in gross profit for those years by $(5,832,117), $1,969,000, and ($971,000), respectively.

Note 4.  Property, Plant and Equipment

	2008	2007
	(In thousands)
Buildings and facilities	$62,149	$51,510
Machinery and equipment	65,285	56,439
Capitalized software costs	15,182	14,321
Office furniture and equipment	9,168	8,305

	$151,784	$130,575
Accumulated depreciation	(90,754)	(86,502)
Land	8,035	8,594

Total property plant and equipment	$69,065	$52,667

        Maintenance and repairs charged to expense for the years ended June 30, 2008, 2007 and 2006 were $13,478,000, $12,499,000 and $12,112,000, respectively.

Note 5.  Employee Benefit Plans

        The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical and life insurance benefits.

        In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This standard requires recognition of the funded status of a benefit plan in the balance sheet. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS No. 158 provides recognition and disclosure elements to be effective as of the end of fiscal years ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No.158 and applied them to the funded status of its defined benefit and postretirement plans resulting in a decrease in stockholders' equity of $8.8 million.

Union Pension Plans

        The Company contributes to two multi-employer defined benefit plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,505,000, $2,373,000 and $2,366,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Company Pension Plans

        The Company has a defined benefit plan for employees not covered under a collective bargaining agreement (Farmer Bros. Plan) and defined benefit pension plan (Brewmatic Plan) for certain hourly employees covered under a collective bargaining agreement. All assets and benefit obligations were determined using a measurement date of June 30.

Obligations and Funded Status

	Farmer Bros. Plan Years ended June 30,		Brewmatic Plan Years ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$83,576	$77,896	$3,526	$3,456
Service cost	2,317	2,053	39	41
Interest cost	4,907	4,759	203	209
Plan participant contributions	268	189	—	—
Actuarial (gain)/loss	(3,227)	2,095	(208)	49
Benefits paid	(3,986)	(3,416)	(229)	(229)
Other	1,826	—	21	—

Projected benefit obligation at the end of the year	$85,681	$83,576	$3,352	$3,526
Change in plan assets
Fair value in plan assets at the beginning of the year	95,557	84,960	4,077	3,697
Actual return on plan assets	(7,619)	13,823	(334)	583
Employer contributions	—	—	26	26
Plan participant contributions	267	189	—	—
Benefits paid	(3,986)	(3,415)	(229)	(229)

Fair value in plan assets at the end of the year	$84,219	$95,557	$3,540	$4,077
Funded status at end of year (underfunded)/overfunded	$(1,462)	$11,981	$188	$551
Amounts recognized in statement of financial position
Noncurrent assets	$—	$11,981	$188	$551
Current liabilities	—	—	—	—
Noncurrent liabilities	(1,462)	—	—	—

Total	$(1,462)	$11,981	$188	$551
Amounts recognized in statement of financial position
Total net (gain)/loss	$15,588	$3,453	$965	$522
Transition (asset)/obligation	—	—	—	—
Prior service cost/(credit)	1,870	51	157	190

Total accumulated OCI (not adjusted for applicable tax)	$17,458	$3,504	$1,122	$712

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.80%	6.00%	6.80%	6.00%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (OCI)

	Farmer Bros. Plan Years ended June 30,		Brewmatic Plan Years ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Components of net periodic benefit cost
Service cost	$2,317	$2,053	$39	$41
Interest cost	4,907	4,759	203	209
Expected return on plan assets	(7,743)	(6,666)	(326)	(287)
Amortization of net (gain)/loss	—	2	9	33
Amortization of prior service cost/(credit)	7	7	54	53

Net periodic benefit cost	$(512)	$155	$(21)	$49
Other Changes Recognized in OCI
Net (gain)/loss	$12,135	$(5,063)	$452	$(247)
Prior service cost/(credit)	1,826	—	21	—
Amortization of net gain/(loss)	—	(2)	(9)	(34)
Amortization of transition asset/(obligation)	—	—	—	—
Amortization of prior service (cost)/credit	(7)	(7)	(54)	(53)

Total recognized in other comprehensive income	$13,954	$(5,072)	$410	$(334)
Total recognized in net periodic benefit cost and OCI	$13,442	$(4,917)	$389	$(285)
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected long-term return on plan assets	8.25%	8.00%	8.25%	8.00%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

Basis Used to Determine Expected Long-term Return on Plan Assets

        Historical and future projected returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocations of the plans.

Description of Investment Policy

        Our investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment markets outlook utilizes both the historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of each plan. The core asset allocation utilizes multiple investment managers in order to maximize the plan's return while minimizing risk.

Additional Disclosures

	Farmer Bros. Plan Years ended June 30,		Brewmatic Plan Years ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Comparison of obligations to plan assets
Projected benefit obligation	$85,681	$83,576	$3,352	$3,526
Accumulated benefit obligation	$78,112	$76,482	$3,352	$3,526
Fair value of plan assets at measurement date	$84,219	$95,557	$3,540	$4,076
Plan assets by category
Equity securities	68%	70%	68%	71%
Debt securities	24%	22%	24%	21%
Real Estate	8%	8%	8%	8%

Total	100%	100%	100%	100%

Target Plan Asset Allocation

2008
Equity securities	67.50%
Debt securities	24.00%
Real estate	8.50%

Total	100.00%

Estimated Future Contributions and Refunds

        The Company expects to make no contributions to the Farmer Bros. Co. Plan in fiscal 2009, but expects to contribute approximately $26,000 to the Brewmatic Co. Plan in fiscal 2009. The Company is not aware of any refunds expected from postretirement plans.

Estimated Future Benefit Payments

        The following benefit payments are expected to be paid over the next 10 fiscal years ending:

Estimated future benefit payments
(In thousands)

Year ending	Farmer Bros. Plan	Brewmatic Plan
June 30, 2009	$4,030	$260
June 30, 2010	$4,220	$260
June 30, 2011	$4,460	$270
June 30, 2012	$4,690	$280
June 30, 2013	$4,980	$300
June 30, 2014 – June 30, 2018	$29,560	$1,380

        These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

Defined Contribution Plans

        The Company also has defined contribution plans for all its eligible employees. No Company contributions have been made nor are any required to be made to these defined contribution plans during the years ended June 30, 2008, 2007 or 2006, except contributions in the amount of $4,000 to a CBI defined contribution plan during fiscal 2007. CBI's defined contribution plan was merged with the the Farmer Bros. Plan during fiscal 2008.

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

Change in Benefit Obligation	Fiscal 2008	Fiscal 2007
	(In thousands)
Projected benefit obligation at beginning of year	$45,855	$29,849
Service cost	1,428	1,648
Interest cost	1,960	2,286
Plan change	(21,988)	14,514
(Gains)/losses	(7,683)	(1,523)
Benefits paid	(942)	(918)

Projected benefit obligation at end of year	$18,630	$45,856

Change in Plan Assets	Fiscal 2008	Fiscal 2007
	(In thousands)
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contributions	942	918
Participant contributions	—	—
Benefits paid	(942)	(918)

Fair value of plan assets at end of year	$—	$—
Funded Status of Plan	$(18,630)	$(45,855)

Amounts Recognized in the Statement of Financial Position Consist of:	Fiscal 2008	Fiscal 2007
	(In thousands)
Noncurrent assets	$—	$—
Current liabilities	1,010	1,588
Noncurrent liabilities	17,620	44,297

Total	$18,630	$45,885

Amounts Recognized in Accumulated Other Comprehensive Income Consist of:	Fiscal 2008	Fiscal 2007
	(In thousands)
Net loss/(gain)	$(16,991)	$(10,165)
Transition obligation	—	—
Prior service cost/(credit)	(2,575)	20,385

Total accumulated other comprehensive income	$(19,566)	$10,220

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	Fiscal 2008	Fiscal 2007
	(In thousands)
Unrecognized actuarial (gain)/loss	$(7,683)	**
Unrecognized transition (asset)/obligation	—	**
Unrecognized prior service cost	(21,987)	**
Amortization of net loss (gain)	858	**
Amortization of prior service cost/(credit)	(973)	**

Total recognized in other comprehensive income	$(29,785)	**

The estimated net gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2009 is ($1,015,000) and ($230,000) respectively.

**
This information was not required as part of prior year disclosure.

Estimated Future Benefit Payments (In thousands)
Fiscal 2009	$1,010
Fiscal 2010	1,096
Fiscal 2011	1,218
Fiscal 2012	1,298
Fiscal 2013	1,377
Fiscal 2014-2018	8,077

Expected Contributions for the Year ending June 30, 2009 (In thousands)
Fiscal 2009	$1,010

Components of Net Periodic Postretirement Benefit Cost	Fiscal 2008	Fiscal 2007
	(In thousands)
Service cost	$1,428	$1,647
Interest cost	1,960	2,286
Expected return on assets	—	—
Amortization of unrecognized net (gain)/loss	(858)	(324)
Amortization of unrecognized transition (asset)/obligation	—	—
Amortization of unrecognized prior service cost	973	1,508

Net periodic benefit cost/(income)	$3,503	$5,117
Total recognized in other comprehensive income	(29,786)	**

Total recognized in net periodic benefit cost and other comprehensive income	$(26,283)	**

**
This information was not required as part of prior year disclosure.

Sensitivity in Fiscal 2008 Results

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2008 (in thousands):

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$680	$(527)
Effect on accumulated postretirement benefit obligation	$2,499	$(2,073)

Note 6.  Employee Stock Ownership Plan

        The Farmer Bros. Co. Employee Stock Ownership Plan (ESOP) was established in 2000 to provide benefits to all employees. The plan is a leveraged ESOP in which Company is the lender. The loan will be repaid from the Company's discretionary plan contributions over a fifteen year term with a variable rate of interest, 4.13% at June 30, 2008.

	As of and for the years ended June 30,
	2008	2007	2006
Loan amount (in thousands)	$44,840	$49,640	$54,441
Shares purchased	—	—	—

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

        During the fiscal years ended June 30, 2008, 2007 and 2006 the Company charged $5,711,000, $5,863,000 and $5,312,000 to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was ($364,000), ($695,000) and ($774,000) for the years ended June 30, 2008, 2007 and 2006, respectively, is recorded as additional paid-in capital.

	June 30,
	2008	2007
Allocated shares	840,984	846,735
Committed to be released shares	115,800	110,000
Unallocated shares	2,023,481	2,029,280

Total ESOP shares	2,980,265	2,986,015

	(In thousands)
Fair value of ESOP shares	$63,033	$67,723

Note 7.  Stock-Based Compensation

        On August 23, 2007, the Company's Board of Directors approved the Farmer Bros. Co. 2007 Omnibus Plan (the "Plan"), which was approved by stockholders on December 6, 2007. Prior to adoption of the Plan the Company had no stock-based compensation plan. Awards issued under the Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, cash-based awards or other incentives payable in cash or shares of stock, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The maximum number of shares of common stock as to which awards may be granted under the Plan is 1,000,000, subject to adjustment as provided in the Plan.

        The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), and related SEC rules included in Staff Accounting Bulletin No. 107 , which require the measurement and recognition of compensation expense for all stock-based payment awards made under the Plan based on estimated fair values.

  Stock Options

        SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to fiscal 2008 the Company did not have stock-based compensation.

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all stock option awards granted is recognized using the straight-line method over the vesting period of three years. The stock-based compensation expense recognized in the Company's consolidated statement of operations for the year ended June 30, 2008 is based on awards ultimately expected to vest. Currently, management estimates that there will be no forfeitures based on the Company's historical turnover. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company uses the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of the grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company's stock options. Although the fair value of stock options is determined in accordance with SFAS 123R using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

        The following are the weighted average assumptions used in the Black-Scholes valuation model for the fiscal year ended June 30, 2008:

FY 2008
Average fair value of options	$6.12
Risk-free interest rate	2.95%
Dividend yield	2.03%
Average expected life	5 years
Expected stock price volatility	32.38%

        The Company's assumption regarding expected stock price volatility is based on the historical volatility of the Company's stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options.

        The following table summarizes stock option activity from adoption of the Plan through June 30, 2008:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	0
Activity:
Granted	118	$22.62	6.6	$0
Forfeited	0
Exercised	0
Expired	0

Outstanding at March 31, 2008	118	$22.62	6.6	$0

Exercisable at March 31, 2008	0

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $21.15 at June 30, 2008, representing the last trading day of the year, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of June 30, 2008, there was approximately $489,000 of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expense was $66,000 for fiscal 2008.

  Restricted Stock

        During fiscal 2008 the Company granted a total of 25,200 shares of restricted stock, with a weighted average grant date fair value of $22.66 per share, to eligible employees, officers and directors under the Plan. Shares of restricted stock vest at the end of three years. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense was $68,000 for the fiscal year ended June 30, 2008. As of June 30, 2008, there was approximately $503,000 of unrecognized compensation cost related to restricted stock.

        The following table summarizes the status of the Company's restricted stock as of June 30, 2008:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2008	0
Granted	25	$22.66
Vested	0
Cancelled	0

Non-vested at March 31, 2008	25	$22.66

Note 8.  Other Current Liabilities

        Other current liabilities consist of the following:

	June 30,
	2008	2007
	(In thousands)
Accrued workers' compensation liabilities	$4,908	$4,372
Dividends payable	1,849	1,768
Postretirement medical liability	1,010	1,558
Other (including net taxes payable)	524	3,216

	$8,291	$10,914

Note 9.  Income Taxes

        The current and deferred components of the provision for income taxes consist of the following:

	June 30,
	2008	2007	2006
	(In thousands)
Current:
Federal	$(1,431)	$2,511	$3,124
State	(596)	74	1,126

Total current (benefit) expense	$(2,027)	$2,585	$4,250
Deferred:
Federal	(3,923)	(1,864)	(4,338)
State	(1,449)	(689)	(663)

Total deferred (benefit) expense	$(5,372)	$(2,553)	$(5,001)

Total tax (benefit) expense	$(7,399)	$32	$(751)

        A reconciliation of income tax expense (benefit) to the federal statutory tax rate is as follows:

	June 30,
	2008	2007	2006
Statutory tax rate	34%	34%	34%
	(In thousands)
Income tax expense at statutory rate	$(5,210)	$2,328	$1,362
State income tax (net of federal tax benefit)	(779)	55	206
Dividend income exclusion	(974)	(918)	(849)
Valuation allowance	—	—	(1,379)
Change in contingency reserve (net)	(427)	358	406
Research tax credit	(91)	(945)	—
Other (net)	82	(845)	(497)

	$(7,399)	$33	$(751)

Income taxes paid	$3,742	$116	$2,301

        The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:

	June 30,
	2008	2007	2006
	(In thousands)
Deferred tax assets:
Postretirement benefits	$7,701	$17,749	$12,187
Accrued liabilities	3,947	3,643	3,266
Capital loss carryover	4,668	3,270	2,807
Other	5,240	1,186	1,808

	$21,556	$25,848	$20,068
Deferred tax liabilities:
Pension assets	$—	$(4,851)	$(6,563)
Unrealized gain on investments	—	(448)	(449)
Other	(6,216)	(2,489)	(3,139)

	$(6,216)	$(7,788)	$(10,151)
Valuation allowance	—	—	—
Net deferred tax assets	$15,340	$18,059	$9,917

        The Company has approximately $11,100,000 and $17,000,000 of federal and state capital loss carry forwards, respectively, that will expire on June 30, 2010, unless previously utilized. As of June 30, 2008, management believes realization of its capital loss carryforward is more likely than not based upon projected generation of capital gains prior to the expiration of the carry forward period and, accordingly, no valuation allowance is required based on facts and circumstances at this time.

        The Company has approximately $3,100,000 and $2,400,000 of federal and state net operating loss carryforwards related to the pre-acquisition periods of CBI that will begin to expire in the years ended June 30, 2025 and 2010, respectively.

        On July 1, 2007, the Company adopted the provisions of FIN 48. The company recorded a cumulative charge of $119,000 as a decrease to retained earnings and increase to long term liabilities for uncertain tax positions and related interest and penalties.

        A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits at the beginning and end of fiscal 2008 are as follows:

(in thousands)
Unrecognized tax benefits at July 1, 2007	$1,455
Increases in tax positions for prior years	158
Increases in tax positions for current years	31
Settlements	(836)

Unrecognized tax benefits at June 30, 2008	$808

        At June 30, 2008, the Company has approximately $668,000 of unrecognized tax liabilities that, if recognized, would affect the effective tax rate.

        In September 2007 the IRS commenced an examination of our U.S. Income Tax Returns and California notified us in January 2008 of their intent to conduct a state examination. These examinations are expected to be completed in fiscal 2009. We believe it is reasonably possible that a portion of our total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of these examinations. However, it is premature to assess the range or the nature of the reasonably possible changes to our unrecognized tax benefits.

        The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. Income Tax examinations for fiscal years prior to June 30, 2004 and is no longer subject to state income tax examinations for fiscal years prior to June 30, 2005. Our policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2008 the Company has recorded $63,000 of accrued interest and penalties associated with uncertain tax positions.

Note 10.  Commitments and Contingencies

        The Company incurred rent expense of approximately $1,513,000, $914,000 and $907,000 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, and is obligated under leases for branch warehouses. Some leases have renewal options that allow the Company, as lessee, to extend the lease. The Company has one lease with a term greater than five years, that expires in 2018 and has a 10 year renewal option. The Company also has operating leases for computer hardware with terms that do not exceed four years.

        Future minimum lease payments for future fiscal years are as follows:

(in thousands)
2009	$1,132
2010	922
2011	632
2012	571
2013	547
thereafter	3,619

Total	$7,423

        The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 11.  Quarterly Financial Data (Unaudited)

	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(In thousands except share data)
Net sales	$60,943	$71,359	$67,276	$66,907
Gross profit	$28,727	$34,177	$30,657	$25,851
(Loss) income from operations	$(2,528)	$789	$(1,004)	$(7,901)
Net loss	$(953)	$(227)	$(2,710)	$(4,034)
Net loss per common share	$(0.070)	$(0.020)	$(0.190)	$(0.275)

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
	(In thousands except share data)
Net sales	$48,264	$55,476	$54,382	$58,137
Gross profit	$23,414	$27,811	$26,993	$29,452
(Loss) income from operations	$(2,737)	$1,140	$(2,247)	$(232)
Net income	$1,013	$2,953	$1,512	$1,337
Net income per common share	$0.070	$0.210	$0.110	$0.093

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

        As of June 30, 2008 our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2008.

        Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on the Company's internal control over financial reporting as of June 30, 2008, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

        We have audited Farmer Bros. Co. and Subsidiaries' internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Farmer Bros. Co. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Farmer Bros. Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2008 of Farmer Bros. Co. and Subsidiaries and our report dated September 11, 2008 expressed an unqualified opinion thereon.

Los Angeles, California
September 11, 2008

Item 9A(T).    Controls and Procedures

        Not applicable.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2008.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2008, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant's Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2008.

Item 11.    Executive Compensation

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2008.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2008.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   List of Financial Statements and Financial Statement Schedules:

          1.     Financial Statements included in Item 8:

      Consolidated Balance Sheets as of June 30, 2008 and 2007.

      Consolidated Statements of Operations for the Years Ended
          June 30, 2008, 2007 and 2006.

      Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2008, 2007 and 2006.

      Consolidated Statements of Stockholders' Equity For the Years
          Ended June 30, 2008, 2007 and 2006.

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

        (b)   Exhibits: See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.
By:	/s/ ROGER M. LAVERTY III Roger M. Laverty III President and Chief Executive Officer (principal executive officer) Date: September 11, 2008
By:	/s/ JOHN E. SIMMONS John E. Simmons Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: September 11, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROGER M. LAVERTY III Roger M. Laverty III	President, Chief Executive Officer and Director	September 11, 2008
Guenter W. Berger	Chairman of the Board and Director	September 11, 2008
/s/ MARTIN A. LYNCH Martin A. Lynch	Director	September 11, 2008
/s/ THOMAS A. MALOOF Thomas A. Maloof	Director	September 11, 2008
James J. McGarry	Director	September 11, 2008
/s/ JOHN H. MERRELL John H. Merrell	Director	September 11, 2008
Carol Farmer Waite	Director	September 11, 2008

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).
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
10.8
Form of Change in Control Severance Agreements entered into with each of the following officers: Michael J. King and John E. Simmons (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference), and for Drew H. Webb (filed as an exhibit to the Form 8-K filed March 7, 2008 and incorporated herein by reference).*
10.9
Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*
10.10
Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*
10.11
Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1to the Company's Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.12
Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*
10.13
Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).
10.14	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *
10.15
Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*
10.16
Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*
10.17
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*
10.18
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 (with schedules of indemnitees attached) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference) *
10.19
Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *
10.20
Form of Target Award Notification Letter (fiscal 2008) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference) *
10.21
Amendment No. 1 to Employment Agreement between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference) *
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

*
Management contract or compensatory plan or arrangement. 1