Form 10-Q
period 2008-09-30
FARMER BROTHERS CO
filed 2008-11-10
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On November 1, 2008 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,055	$9,973
Short term investments	50,383	113,286
Accounts and notes receivable, net	20,561	19,856
Inventories	57,371	54,253
Income tax receivable	3,171	2,879
Deferred income taxes	7,485	7,485
Prepaid expenses	9,784	10,018
Total current assets	$196,810	$217,750

Property, plant and equipment, net	$79,058	$69,065
Goodwill and other intangible assets, net	16,848	17,568
Other assets	248	746
Deferred income taxes	14,034	7,855
Total assets	$306,998	$312,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,120	$12,169
Accrued payroll expenses	10,061	8,449
Other	8,268	8,291
Total current liabilities	$29,449	$28,909
Accrued postretirement benefits	$17,654	$17,620
Total liabilities	$47,103	$46,529

Commitments and contingencies

Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 shares issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,807	30,612
Retained earnings	249,859	257,693
Unearned ESOP shares	(37,450)	(38,529)
Less accumulated comprehensive income	604	604
Total stockholders’ equity	$259,895	$266,455
Total liabilities and stockholders’ equity	$306,998	$312,984

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,
	2008	2007
Net sales	$66,524	$60,943
Cost of goods sold	35,573	32,216
Gross profit	30,951	28,727
Selling expense	28,004	23,355
General and administrative expenses	7,202	7,900
Operating expenses	35,206	31,255
Loss from operations	(4,255)	(2,528)
Other income (expense):
Dividend income	1,047	1,027
Interest income	477	1,259
Other, net expense	(9,850)	(2,894)
Total other expense	(8,326)	(608)

Loss before taxes	(12,581)	(3,136)
Income tax benefit	(6,496)	(2,183)
Net loss	$(6,085)	$(953)
Basic and fully diluted net loss per common share	$(0.42)	$(0.07)
Weighted average shares outstanding	14,429,074	14,197,414

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,085)	$(953)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,406	3,618
Deferred income taxes	(6,179)	—
Loss on sales of assets	173	20
ESOP and share based compensation expense	1,273	1,230
Net loss on investments	9,871	2,947
(Loss) gain on sales of property, plant and equipment	(8)	64

Change in operating assets and liabilities:
Short term investments	53,031	29,448
Accounts and notes receivable	(705)	(566)
Inventories	(3,117)	(5,217)
Income tax receivable	(292)	(2,404)
Goodwill and intangibles	—	(351)
Prepaid expenses and other assets	731	(1,750)
Accounts payable	(1,049)	641
Accrued payroll, expenses and other liabilities	1,591	(1,508)
Accrued postretirement benefits	33	800
Total adjustments	58,759	26,972
Net cash provided by operating activities	52,674	26,019

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,843)	(5,309)
Cash used in investing activities	(12,843)	(5,309)
Cash flows from financing activities:
Dividends paid	(1,749)	(1,613)
Net cash used in financing activities	(1,749)	(1,613)

Net increase in cash and cash equivalents	38,082	19,097
Cash and cash equivalents at beginning of year	9,973	12,586
Cash and cash equivalents at end of year	$48,055	$31,683

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmer Bros. Co. annual report on Form 10-K for the fiscal year ended June 30, 2008.

Coffee Brewing Equipment and Service

The Company has reclassified its reporting for expenses related to coffee brewing equipment provided to customers.  These costs include the cost of the equipment, depreciation on capitalized equipment as well as the cost of servicing that equipment (including service employees’ salaries and the cost of supplies and parts).  Accordingly, such costs are now reported as cost of sales in the accompanying financial statements for the fiscal periods ended September 30, 2008 and 2007, in the amounts of $2.2 million, and $5.1 million respectively. In prior periods, these costs were presented as selling expenses. This change impacts reported gross profit in the years presented by these amounts. The change reduces gross profit but has no impact on net income, total assets, or cash flows in any year.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

Net Loss per Share

Net loss per share has been computed in accordance with of Financial Accounting Standards No. 128, “Earnings per Share” excluding unallocated shares held by the Company’s Employee Stock Ownership Plan.  The Company has no dilutive shares for any of the fiscal quarters presented.  Accordingly, the consolidated financial statements present only basic net loss per share.

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”) which amends and expands Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit—risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  The Company is required to adopt SFAS 161 in the third quarter of fiscal 2009.  The Company does not currently believe that adopting SFAS 161 will have a material impact on its consolidated financial statements.

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 allows companies the option to irrevocably elect, on a contract by contract basis, fair value as the initial and subsequent measurement for certain financial assets and financial liabilities.  The Company has not elected the option for fair value measurement under SFAS 159 for any additional financial assets or financial liabilities that were not previously recognized at fair market value.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At September 30, 2008 and June 30, 2008, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting

 for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net (expense) income.

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) on July 1, 2008.  SFAS 157 defines fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  Under SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•                  Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•                  Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•                  Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company’s preferred stock and corresponding hedge instruments have been grouped as follows at September 30, 2008 (unaudited):

	Total	Level 1	Level 2	Level 3
Preferred stock	$49,842	$10,363	$39,479	$—
Other assets	324	324	—	—
	$50,166	$10,687	$39,479	$—

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments are as follows:

	September 30, 2008	June 30, 2008
	(Unaudited)
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$—	$54,517
Preferred Stock	49,842	58,204
Futures, options and other derivatives	541	565
	$50,383	$113,286

Gains and losses, both realized and unrealized, are included in Other, net (expense) income.  Net realized and unrealized gains and losses are as follows (unaudited):

	September 30, 2008	September 30, 2007
	(In thousands)
Net realized gains (losses)	$19	$(1,264)
Net unrealized (losses)	(9,890)	(1,630)
	$(9,871)	$(2,894)

Note 3. Inventories

September 30, 2008	Processed	Unprocessed	Total
(unaudited)	(In thousands)
Coffee	$11,236	$18,832	$30,068
Allied products	13,936	4,749	18,685
Coffee brewing equipment	2,011	6,607	8,618
	$27,183	$30,188	$57,371

June 30, 2008	Processed	Unprocessed	Total
	(In thousands)
Coffee	$9,929	$16,933	$26,862
Allied products	14,440	4,601	19,041
Coffee brewing equipment	1,883	6,467	8,350
	$26,252	$28,001	$54,253

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

Company Pension Plans

The Company has a defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost

	Three months ended September 30,

	2008	2007
	(In thousands)
Service cost	$615	$589
Interest cost	1,477	1,278
Expected return on plan assets	(1,769)	(2,017)
Amortization of net (gain)/loss*	145	2
Amortization of transition (asset)/obligation*	—	—
Amortization of prior service cost/(credit)*	50	15
Net periodic benefit (credit) cost	$518	$(133)

* These amounts represent the estimated portion of the net (gain)/loss, transition (asset)/obligation, and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the upcoming fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	2008	2007
Discount rate	6.80%	6.00%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%

Basis used to determine expected long-term return on plan assets

Historical and future expected rates of return of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class.  The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium.  A weighted average rate of return was developed based on those overall rates of return and the target asset allocations of the plans.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all stock option awards granted is recognized using the straight-line method over the vesting period of three years. The stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three month period ended September 30, 2008 is based on awards ultimately expected to vest. Currently, management estimates that there will be no forfeitures based on the Company’s historical turnover. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the three months ended September 30, 2008:

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

The following table summarizes stock option activity from adoption of the Plan through September 30, 2008:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at July 1, 2008	118	$22.62	$6.60	$—
Activity:
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2008	118	$22.62	$6.40	$262.00
Exercisable at September 30, 2008	—	$—	$—	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.87 at September 30, 2008, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of September 30, 2008, there was approximately $443,000 of unrecognized compensation cost related to stock options.  Compensation expense recognized in general and administrative expense was $60,000 for the three months ended September 30, 2008.

Restricted Stock

During fiscal 2008 the Company granted a total of 25,200 shares of restricted stock, with a weighted average grant date fair value of $22.66 per share, to eligible employees, officers and directors under the Plan.  Shares of restricted stock vest at the end of three years. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense was $48,000 for the three months ended September 30, 2008. As of September 30, 2008, there was approximately $455,000 of unrecognized compensation cost related to restricted stock.

The following table summarizes the status of the Company’s restricted stock as of September 30, 2008:

	Number of Stock Options	Weighted Average Exercise Price
(in thousands)
Outstanding at July 1, 2008	25	$22.62
Activity:
Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding at September 30, 2008	25	$22.62
Exercisable at September 30, 2008	—	$—

Note 6.  Income Taxes

In September 2008, the Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2004, 2005 and 2006. The Company and the IRS reached a settlement on certain issues which resulted in a decrease to the Company’s total unrecognized tax benefits of $421,000 (excluding interest and penalties).  Of this amount, $266,000 was realized as income in the current year.

California notified the Company in January 2008 of their intent to conduct a state examination upon the finalization of the IRS examination.  The California examination has not commenced as of September 30, 2008. We believe it is reasonably possible that a portion of our total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of this, and other ongoing state examinations.  However, it is premature to assess the range of the reasonably possible changes to our unrecognized tax benefits.

As of June 30, 2008 and September 30, 2008, the Company had not recognized the following tax benefits in its consolidated financial statements:

(in thousands)	September 30, 2008	June 30, 2008
Total unrecognized tax benefits*	$387	$808
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized*	$255	$668

* Not including interest and penalties

The Company’s effective tax rate of 45.5% primarily consists of its statutory federal and state combined rate of 38.6% (benefit) plus a 4.8% (benefit) related to the Company’s dividends received deduction.  The federal and state rates represent a benefit in the current year because the Company is in a loss position.

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

Liquidity and Capital Resources

There have been no material changes in the Company’s liquidity needs or capital resources since the fiscal year ended June 30, 2008.  We continue to maintain a strong working capital position, and believe that our short and long term cash requirements will be provided by internal sources. We do not expect to rely on banks or other third parties for our working capital needs.  However, uncertain economic conditions and the possibility that the U.S. financial markets will have a prolonged period of illiquidity have prompted the Company to seek a line of credit from a commercial bank to make certain the funds are available to meet Company’s working capital and capital investment needs.

In August 2008, our wholly owned subsidiary Coffee Bean International, Inc. (“CBI”),  moved into its new headquarters and roasting plant in Portland, Oregon.  We expect this plant to provide additional capacity to accommodate anticipated growth.  To date we have invested approximately $15,000,000 in the new CBI plant and an additional $1,000,000 in packaging equipment, including approximately $5 million invested in the quarter ended September 30, 2008.  We expect to invest up to $10 million into our Torrance plant by the end of fiscal 2009 to revise our operations to provide more roasting and packaging flexibility as well as to further reduce materials handling.  Our mobile sales software is currently being implemented across our sales network.  We have 60% of our branches operating on the new system as of October 31, 2008, with the remaining branches expected to be converted by the end of fiscal 2009.  During the first quarter of fiscal 2009 we capitalized computer hardware costs in the amount of $934,000 and purchased vehicles in the amount of $1,071,000, an increase of $636,000 over purchases in the same period of fiscal 2008.   The Company expects to fund these investments from internal sources.

Our working capital is composed of the following (unaudited):

	September 30, 2008	September 30, 2007

	(In thousands)
Current assets	$196,810	$232,103
Current liabilities	29,449	27,076
Working capital	$167,361	$205,027
Capital expenditures	$12,843	$5,309

At September 30, 2008 we had no material commitments for capital expenditures other than those described above.

Results of Operations

The Company’s net sales in the first quarter of fiscal 2009 increased 9% to $66,524,000 as compared to $60,943,000 in the first quarter of fiscal 2008; units sold increased 2% in this period.  Although we believe our multi-year effort to increase sales by providing additional resources to expand our customer base by securing new national accounts may be showing some success, we expect our fiscal 2009 prospects will be limited by weakness in the general economy and reduced consumer spending through the remainder of fiscal 2009.

Cost of goods sold in the first quarter of fiscal 2009 increased 10% to $35,573,000 or 53.5% of sales as compared to $32,216,000 or 52.9% of sales, in the first quarter of fiscal 2008.  Gross profit in the first quarter of fiscal 2009 increased $2,227,000 to $30,951,000, or 46.5% of sales, as compared to $28,727,000, or 47.1% of sales, in the first quarter of fiscal 2008.

Higher commodity prices and higher fuel costs have put pressure on our profit margins in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008.  For example the rising market for green coffee resulted in a LIFO adjustment in the first quarter of fiscal 2009 that increased cost of sales by $1,150,000.  Although we make every effort to pass these higher costs through to our customers, competition restricts our ability to do so.    Additionally, coffee brewing equipment and service costs were lower in fiscal 2009 by $2,072,000 as a result of the portion of coffee brewing equipment capitalized in fiscal 2009 that previously had been expensed.  We cannot predict whether the current profit margins can be maintained.

Operating expenses in the first quarter of fiscal 2009 increased $3,951,000 to $35,206,000 from $31,255,000 in the first quarter of fiscal 2008.  Selling expenses for the three months ended September 30, 2008 increased to 42% of sales or $28,004,000 from 38% of sales or $23,355,000 in the same period of fiscal 2008. This increase primarily resulted from higher freight costs of $878,000 and increased wages and benefits of $1,761,000 in the first quarter of fiscal 2009.  This increase was partially offset by a decrease in general and administrative expenses in the first quarter of fiscal 2009.  General and administrative expenses decreased 9%, or $698,000, to $7,202,000 in the first quarter of fiscal 2009 as compared to $7,900,000 in the first quarter of fiscal 2008 primarily resulting from a reduced accrual for retiree medical liability of $955,000.

Our loss from operations in the first quarter of fiscal 2009 increased 68% to ($4,255,000) from ($2,528,000) in the same quarter of fiscal 2008.

Other, net (expense) income in the first quarter of fiscal 2009 increased to a loss of ($9,850,000) as compared to a loss of ($2,894,000) in the first quarter of fiscal 2008.  The change in Other, net (expense) income is primarily the result of conditions in the U.S. financial markets.  Financial market conditions described in our Form 10-K for the year ended June 30, 2008 have continued into the first quarter of fiscal 2009.  The downturn in the housing market combined with real estate financing and liquidity issues have put pressure on the valuations of the preferred stocks we hold.   The Company has no direct exposure to sub-prime mortgages, but financial companies compose approximately 85% of the universe of preferred stocks.  Selling pressure from leveraged investors who need liquidity and a new supply of preferred issues taking advantage of lower dividend rates have resulted in a downward pressure on values.

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

As a result of the forgoing factors, net loss for the first quarter of fiscal 2009 was ($6,085,000), or ($0.42) per share, as compared to a net loss of ($953,000), or ($0.07) per share, in the first quarter of fiscal 2008.

Quarterly Financial Data (Unaudited)

	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
	(In thousands, except share data)
Net sales	$55,476	$54,382	$58,137	$60,943
Gross profit	$27,811	$26,993	$29,452	$28,727
Income (loss) from operations	$1,140	$(2,247)	$(232)	$(2,528)
Net income (loss)	$2,953	$1,512	$1,337	$(953)
Net income (loss) per common share	$0.21	$0.11	$0.09	$(0.07)

	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
	(In thousands, except share data)
Net sales	$71,359	$67,276	$66,907	$66,524
Gross profit	$34,177	$30,657	$25,851	$30,951
Income (loss) from operations	$789	$(1,004)	$(7,901)	$(4,255)
Net income (loss)	$(227)	$(2,710)	$(4,034)	$(6,085)
Net income (loss) per common share	$(0.02)	$(0.19)	$(0.27)	$(0.42)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time: discount commercial paper, medium term notes, federal agency issues and treasury securities.  As of September 30, 2008, over 90% of these funds were invested in a money market fund which invests in investment grade commercial paper and U.S. Treasury securities.  The funds are available on demand and have been classified as cash equivalents.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2008. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

	Market Value at September 30, 2008			Changes in Market
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio	Value of Total Portfolio
	(In thousands)
-150 basis points	$52,290	$1	$52,290	$2,124
-100 basis points	$51,810	$8	$51,818	$1,652
Unchanged	$49,842	$324	$50,166	$—
+100 basis points	$46,784	$2,094	$48,878	$(1,289)
+150 basis points	$45,063	$3,400	$48,464	$(1,703)

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

On September 30, 2008 we had no open hedge derivative contracts, and our entire exposure to commodity price risk was in the potential change of our coffee inventory value resulting from changes in the market price of green coffee.

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

As of September 30, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roger M. Laverty III	President and Chief Executive Officer (principal executive officer)	October 31, 2008
Roger M. Laverty III

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer	October 31, 2008
John E. Simmons	(principal financial and accounting
officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as an exhibit to the Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

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

10.15

Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.16

Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.17

Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.18

Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 (with schedules of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.19

Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference)*

10.20

Form of Target Award Notification Letter (fiscal 2008) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.21

Amendment No. 1 to Employment Agreement between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.22

Form of Award Letter (Fiscal 2008) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2008 and incorporated herein by reference)*

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