Form 10-Q
period 2008-12-31
FARMER BROTHERS CO
filed 2009-02-10
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

On February 1, 2009 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2008	June 30, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,826	$9,973
Short term investments	43,972	113,286
Accounts and notes receivable, net	24,564	19,856
Inventories	55,872	54,253
Income tax receivable	3,514	2,879
Deferred income taxes	12,452	7,485
Prepaid expenses	11,407	10,018
Total current assets	$192,607	$217,750

Property, plant and equipment, net	$85,162	$69,065
Goodwill and other intangible assets, net	16,346	17,568
Other assets	3,161	746
Deferred income taxes	7,855	7,855
Total assets	$305,131	$312,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,362	$12,169
Accrued payroll expenses	9,316	8,449
Other	8,241	8,291
Total current liabilities	$25,919	$28,909
Accrued postretirement benefits	$17,508	$17,620
Other long term liabilities	2,311	—
Total liabilities	$45,738	$46,529
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,753	30,612
Retained earnings	247,951	257,693
Unearned ESOP shares	(35,990)	(38,529)
Less accumulated comprehensive income	604	604
Total stockholders’ equity	$259,393	$266,455
Total liabilities and stockholders’ equity	$305,131	$312,984

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net sales	$76,530	$71,359	$143,053	$132,302
Cost of goods sold	39,212	37,183	74,784	69,399
Gross profit	$37,318	$34,176	$68,269	$62,903
Selling expense	30,193	25,485	58,197	48,840
General and administrative expenses	6,912	7,902	14,114	15,802
Operating expenses	$37,105	$33,387	$72,311	$64,642
Income (loss) from operations	$213	$789	$(4,042)	$(1,739)
Other (expense) income
Dividend income	902	1,050	1,949	2,077
Interest income	461	965	938	2,224
Other, net (expense) income	(812)	(5,168)	(10,662)	(8,062)
Total other (expense) income	$551	$(3,153)	$(7,775)	$(3,761)
Income (loss) before taxes	764	(2,364)	(11,817)	(5,500)
Income tax expense (benefit)	870	(2,137)	(5,627)	(4,320)
Net loss	$(106)	$(227)	$(6,190)	$(1,180)

Basic and fully diluted earnings per share	$(0.01)	$(0.02)	$(0.43)	$(0.08)

Weighted average shares outstanding	14,480,971	14,255,374	14,455,023	14,226,424

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,190)	$(1,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,256	5,293
Deferred income taxes	(4,969)	—
Gain (loss) on sales of assets	372	(98)
ESOP and share based compensation expense	2,680	2,628
Net loss on investments	10,792	8,146
Change in operating assets and liabilities:
Short term investments	58,521	10,727
Accounts and notes receivable	(4,708)	(3,060)
Inventories	(1,618)	(8,554)
Income tax receivable	(634)	(5,440)
Goodwill and intangibles	—	(351)
Prepaid expenses	(1,389)	(3,319)
Other assets	(2,416)	—
Accounts payable	(3,808)	1,025
Accrued payroll expenses and other liabilities	818	(1,107)
Accrued postretirement benefits	(112)	1,823
Other long-term liabilities	2,311	—
Total adjustments	$63,096	$7,713
Net cash provided by operating activities	$56,906	$6,533
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,522)	(6,166)
Proceeds from sales of property, plant and equipment	20	133
Net cash used in investing activities	$(22,502)	$(6,033)
Cash flows from financing activities:
Dividends paid	(3,551)	(3,216)
Net cash used in financing activities	$(3,551)	$(3,216)
Net increase (decrease) in cash and cash equivalents	30,853	(2,716)
Cash and cash equivalents at beginning of period	9,973	12,586
Cash and cash equivalents at end of period	$40,826	$9,870

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmer Bros. Co. annual report on Form 10-K for the fiscal year ended June 30, 2008.

Coffee Brewing Equipment and Service

The Company has reclassified its reporting for expenses related to coffee brewing equipment provided to customers.  These costs include the cost of the equipment, depreciation on capitalized equipment as well as the cost of servicing that equipment (including service employees’ salaries and the cost of supplies and parts).  Accordingly, such costs are reported as cost of sales in the accompanying financial statements for the fiscal quarters ended December 31, 2008 and 2007, in the amounts of $2.2 million and $5.1 million respectively, and for the six month periods ended December 31, 2008 and 2007, in the amounts of $4.5 million and $10.2 million, respectively.  In prior periods, these costs were presented as selling expenses. This change impacts reported gross profit in the periods presented by these amounts. The change reduces gross profit but has no impact on net income, total assets, or cash flows in period.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

Net Loss per Share

Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” excluding unallocated shares held by the Company’s Employee Stock Ownership Plan.  Net loss per share is computed by dividing income available to common stockholders by the number of weighted average shares outstanding.  For purposes of computing earnings per share, all potentially dilutive instruments are anti-dilutive because of the net loss presented for all periods.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board “FASB” issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” “SFAS 161” which amends and expands Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit—risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  The Company is required to adopt SFAS 161 in the third quarter of fiscal 2009.  The Company does not currently believe that adopting SFAS 161 will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 141R beginning in the first quarter of fiscal 2010. SFAS 141R will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company will adopt SFAS 160 beginning in the first quarter of fiscal 2010. The Company does not currently believe that adopting SFAS 160 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3 “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognizable intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS142. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP SFAS 142-3 beginning in the first quarter of fiscal 2010. FSP SFAS 142-3 will change the Company’s determination of useful lives for intangible assets on a prospective basis.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At December 31, 2008 and June 30, 2008, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net (expense) income.

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

The Company’s preferred stock has been grouped as follows at December 31, 2008 (in thousands, unaudited):

	Total	Level 1	Level 2	Level 3
Preferred stock	$42,976	$10,419	$32,557	$—

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.

Investments are as follows (in thousands):

	December 31, 2008	June 30, 2008
	(Unaudited)
Trading securities at fair value
U.S. Treasury Obligations	$—	$54,517
Preferred Stock	42,976	58,204
Futures, options and other derivatives	996	565
	$43,972	$113,286

Gains and losses, both realized and unrealized, are included in Other, net (expense) income.  Net realized and unrealized gains and losses are as follows (unaudited):

	December 31, 2008	December 31, 2007

Net realized gains (losses)	$238	$(2,537)
Net unrealized losses	(11,030)	(5,525)
	$(10,792)	$(8,062)

Note 3. Inventories

December 30, 2008	Processed	Unprocessed	Total
(Unaudited)	(In thousands)
Coffee	$10,808	$18,119	$28,927
Allied products	13,845	4,856	18,701
Coffee brewing equipment	1,883	6,361	8,244
	$26,536	$29,336	$55,872

June 30, 2008	Processed	Unprocessed	Total
	(In thousands)
Coffee	$9,929	$16,933	$26,862
Allied products	14,440	4,601	19,041
Coffee brewing equipment	1,883	6,467	8,350
	$26,252	$28,001	$54,253

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

Company Pension Plans

The Company has a defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans are as follows (unaudited):

Components of net periodic benefit cost

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$615	$589	$1,230	$1,178
Interest cost	1,477	1,278	2,954	2,556
Expected return on plan assets	(1,769)	(2,017)	(3,538)	(4,034)
Amortization of net (gain)/loss*	145	2	290	4
Amortization of transition (asset)/obligation*	—	—	—	—
Amortization of prior service cost/(credit)*	50	15	101	30
Net periodic benefit (credit) cost	$518	$(133)	$1,037	$(266)

*  These amounts represent the estimated portion of the net (gain)/loss, transition (asset)/obligation, and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	FY 2009	FY 2008
Discount rate	6.80%	6.00%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%

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

Note 5. Stock-Based Compensation

On August 23, 2007, the Company’s Board of Directors approved the Farmer Bros. Co. 2007 Omnibus Plan (the “Plan”), which was approved by stockholders on December 6, 2007. Prior to adoption of the Plan the Company had no stock-based compensation plan.  Initial awards under the Plan were made in the third quarter of fiscal 2008, and additional awards under the Plan were made in the second quarter of fiscal 2009.   Awards issued under the Plan may

take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, cash-based awards or other incentives payable in cash or shares of stock, or any combination thereof.  Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.  The maximum number of shares of common stock as to which awards may be granted under the Plan is 1,000,000, subject to adjustment as provided in the Plan.

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), and related SEC rules included in Staff Accounting Bulletin No. 107 which require the measurement and recognition of compensation expense for all stock-based payment awards made under the Plan based on estimated fair values.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all stock option awards granted is recognized using the straight-line method over the vesting period of three years. The stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three and six month periods ended December 31, 2008 is based on awards ultimately expected to vest. Currently, management estimates that there will be no forfeitures based on the Company’s historical turnover. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following are the weighted average assumptions used in the Black-Scholes valuation model for the six months ended December 31, 2008:

FY 2009
Average fair value of options	$6.68
Risk-free interest rate	5.45%
Dividend yield	2.2%
Expected life	5 years
Expected stock price volatility	32.4%

The following table summarizes stock option activity from adoption of the Plan through December 31, 2008:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(Years)	(in thousands)
Outstanding at July 1, 2008	118	$22.62	$6.60	$—
Activity:
Granted	114	21.76	6.46	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2008	232	$21.98	$6.53	$629
Exercisable at December 31, 2008	—	$—	$—	$—

On December 11, 2008, the Company granted 114,000 options with an exercise price of $21.76 per share to eligible employees, officers and directors under the Plan.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.94 at December 31, 2008, the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of December 31, 2008, there was approximately $1,260,000 of unrecognized compensation cost related to stock options.  Compensation expense recognized in general and administrative expense for the three and six month periods ended December 31, 2008 was $60,000 and $139,000, respectively.

Restricted Stock

On December 11, 2008, the Company granted 26,000 shares of restricted stock, with a weighted average grant date fair value of $21.76 per share to eligible employees, officers and directors under the Plan.    Shares of restricted stock vest at the end of three years from the grant date. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense for the three and six month periods ended December 31, 2008 was $48,000 and $108,000, respectively.   As of December 31, 2008, there was approximately $952,000 of unrecognized compensation cost related to restricted stock.

The following table summarizes the status of the Company’s restricted stock as of December 31, 2008:

	Restricted Stock Grants	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at July 1, 2008	25	$22.67
Activity:
Granted	26	21.76
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2008	51	$22.22
Exercisable at December 31, 2008	—	$—

Note 6.  Income Taxes

In September 2008, the Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2004, 2005 and 2006. The Company and the IRS reached a settlement on certain issues which resulted in a decrease to the Company’s total unrecognized tax benefits of $421,000 (excluding interest and penalties).  Of this amount, $266,000 has been realized as income in the current fiscal year.

California notified the Company in January 2008 of their intent to conduct a state examination upon the finalization of the IRS examination.  The California examination has not commenced as of December 31, 2008. The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of this, and other ongoing state examinations.  However, it is premature to assess the range of the reasonably possible changes to the Company’s unrecognized tax benefits.

As of June 30, 2008 and December 31, 2008, the Company had not recognized the following tax benefits in its consolidated financial statements:

(in thousands, unaudited)	December 31, 2008	June 30, 2008
Total unrecognized tax benefits*	$387	$808
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized*	$255	$668

* Not including interest and penalties

The Company’s effective tax rate of 45.9% primarily consists of its statutory federal and state combined rate of 38.9% (benefit) plus a 5.9% (benefit) related to the Company’s dividends received deduction.  The federal and state rates represent a benefit in the current year because the Company is in a loss position.

During the quarter ended December 31, 2008, the Company established a valuation allowance of $427,000 against a portion of its deferred tax assets related to capital loss carry forwards.  The Company has capital loss carry forwards that will expire in the future if they are not used.  These losses may only be offset against realized capital gains. Due to the recent unrealized losses incurred in the Company’s investment portfolio and general downturn in market conditions, the Company has concluded that a valuation allowance is required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” as it is not “‘more likely than not” that sufficient capital gains will be realized before the expiration of the capital losses.

Note 6.  Pending Acquisition

Pursuant an Asset Purchase Agreement (the “Purchase Agreement”) with Sara Lee Corporation and its affiliate (collectively, the “Seller”), the Company will purchase certain assets used in connection with the Seller’s DSD Coffee Business, which generally consists of manufacturing and selling coffee, tea and related products through a network of facilities and vehicles.  This business also includes the distribution, sale and service of brewed and liquid coffee equipment.  The assets to be purchased include manufacturing plants in Houston, Texas and Oklahoma City Oklahoma, approximately 61 leased warehouses and one owned warehouse, approximately 445 vehicles, and all DSD Coffee Business inventory, trademarks and trade names; the most well known being SUPERIOR®, MCGARVEY®, CAIN’S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN® and PREBICA®.  The Company anticipates hiring approximately 800 employees associated with Seller’s DSD business.  At closing, the Company will assume certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel.

The purchase price is $45.4 million, subject to certain adjustments, including the amount of inventory and prepaid expenses at closing, as well as additional amounts associated with (i) certain accounting costs and costs to provide the Company with information technology to operate the purchased assets, which costs will be shared by the parties; and (ii) reimbursement by the Company of certain accrued vacation associated with the hired personnel.  The transaction is expected to close by February 28, 2009.  In connection with the closing, the Seller and the Company will enter into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement. The transaction is subject to customary closing conditions, as well as completion of the information technology carve-out and delivery of historical financial statements of the DSD Business. The Purchase Agreement also includes customary indemnification obligations of the parties.

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

Pending Acquisition

As described in the Company’s current report on Form 8-K filed with the SEC on December 8, 2008, Farmer Bros. Co. has entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sara Lee Corporation and its affiliate (collectively, the “Seller”).

Pursuant to the Purchase Agreement, the Company will purchase certain assets used in connection with the Seller’s DSD Coffee Business, which generally consists of manufacturing and selling coffee, tea and related products through a network of facilities and vehicles.  This business also includes the distribution, sale and service of brewed and liquid coffee equipment.

The assets to be purchased include manufacturing plants in Houston, Texas and Oklahoma City Oklahoma, approximately 61 leased warehouses and one owned warehouse, approximately 445 vehicles, and all DSD Coffee Business inventory, trademarks and trade names; the most well known being SUPERIOR®, MCGARVEY®, CAIN’S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN® and PREBICA®.  The Company anticipates hiring approximately 800 employees associated with Seller’s DSD business.

At closing, the Company will assume certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel.

The purchase price is $45.4 million, subject to certain adjustments, including the amount of inventory and prepaid expenses at closing, as well as additional amounts associated with (i) certain accounting costs and costs to provide the Company with information technology to operate the purchased assets, which costs will be shared by the parties; and (ii) reimbursement by the Company of certain accrued vacation associated with the hired personnel.  The transaction is expected to close by February 28, 2009. We have capitalized approximately $1.1 million of expenses associated with the pending acquisition of the DSD assets of Sara Lee Corporation.

In connection with the closing, the Seller and the Company will enter into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement.

The transaction is subject to customary closing conditions, as well as completion of the information technology carve-out and delivery of historical financial statements of the DSD Business. The Purchase Agreement also includes customary indemnification obligations of the parties.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, a copy of which is filed as an exhibit to this Company’s quarterly report on Form 10-Q.

Liquidity and Capital Resources

The Company expects to fund the purchase price for the assets described above with cash and debt.  The Company expects to make an additional investment (above the purchase price) of approximately $15 million to finance working capital in fiscal 2009, and not more than $20 million to finance integration expenses, transaction costs and capital expenditures from operations, cash and debt in future years.

The continued weakness in the economy during fiscal 2009 and the sustained decline in the U.S. housing market kept pressure on the financial markets and have reduced the value and liquidity of the preferred stock we hold.  As a result, we are negotiating with a commercial bank for a line of credit to provide sufficient liquidity to enable the Company to achieve its goals and provide time for the financial markets to recover.  In the event we have not secured acceptable financing with a bank or other commercial lender prior to closing the acquisition, a portion of the purchase price may include a $20 million secured promissory note in favor of the Seller.

During the fiscal quarter ended December 31, 2008 we incurred approximately $4 million to substantially complete CBI’s new plant.  Planned spending in fiscal 2009 includes $10 million investment in our Torrance plant, most of which will occur in the second half of fiscal 2009, to provide more roasting and packaging flexibility and to further reduce material handling.  We have over 60% of our branches operating on the new mobile sales software and hardware installation and the remaining branch sales locations are expected to be installed by the end of the fourth quarter of fiscal 2009 at an estimated cost of approximately $1.6 million.

Our working capital is composed of the following (unaudited, in thousands):

	December 31, 2008	December 31, 2007

Current assets	$192,607	$231,031
Current liabilities	25,919	27,019
Working capital	$166,688	$204,012

Capital expenditures	$22,522	$6,166
Dividends paid	$3,551	$3,216

At December 31, 2008 we had no material commitments for capital expenditures other than those described above.

Results of Operations

The Company’s net sales in the second quarter of fiscal 2009 increased 7%, or $5,170,000, to $76,530,000 as compared to $71,359,000 in the second quarter of fiscal 2008; units sold increased 4% in this period as compared to the same period in the prior year.  Net sales for the first half of fiscal 2009 increased 8%, or $10,751,000, to $143,053,000 from $132,302,000 in the same period of fiscal 2008, primarily due to higher selling prices, reflecting increased product costs, offset by a 2% decrease in units sold.  We expect weakness in the general economy and reduced consumer spending will have a continued impact on our sales through the remainder of fiscal 2009.

Cost of goods sold in the second quarter of fiscal 2009 increased 5% to $39,212,000 or 51% of sales as compared to $37,183,000, or 52% of sales, in the second quarter of fiscal 2008.  Gross profit in the second quarter of fiscal 2009 increased $3,142,000 to $37,318,000, or 49% of sales, as compared to $34,176,000, or 48% of sales, in the second quarter of fiscal 2008.   Cost of goods sold for the first six months of fiscal 2009 increased $5,386,000 to $74,785,000 as compared to $69,399,000 in the same period of fiscal 2008.  Gross profit in the first half of 2009 increased $5,366,000 to $68,269,000, or 48% of sales, as compared to $62,903,000, or 48% of sales, in the same period of fiscal 2008.  Higher commodity prices and higher fuel costs have kept pressure on our profit margins in the first half of fiscal 2009 as compared to the same period of fiscal 2008.  While we make every effort to pass these higher costs through to our customers, competition restricts our ability to do so.  We cannot predict whether the current profit margins can be maintained.

Operating expenses in the second quarter of fiscal 2009 increased $3,719,000 to $37,105,000 from $33,386,000 in the second quarter of fiscal 2008, largely because of increased selling expenses.  Selling expenses for the three months ended December 31, 2008 increased $4,708,000, or 39% of sales, to $30,193,000 from 36% of sales or $25,485,000 in the same period of fiscal 2008.  Selling expenses for the first half of fiscal 2009 increased to $58,197,000, or 41% of sales, from $48,840,000, or 37% of sales, in the same period of fiscal 2008.  This increase is primarily the result of higher sales and a $1.8 million (19%) increase in freight costs in the first two quarters of fiscal 2009.

Our income from operations in the second quarter of fiscal 2009 was $213,000 as compared to income from operations of $790,000 in the same quarter of fiscal 2008.  Loss from operations in the first half of fiscal 2009 was ($4,042,000) as compared to ($1,739,000) in the same period of fiscal 2008.

Total other income (expense) in the second quarter of fiscal 2009 was $551,000 as compared to an expense of ($3,153,000) in the second quarter of fiscal 2008.  Total other (expense) in the first half of fiscal 2009 was ($7,775,000) as compared to ($3,761,000) in the first half of fiscal 2008.  These changes are primarily the result of changes in Other, net (expense) income, which reflects realized and unrealized losses (gains) in our preferred stock portfolio.  Financial market conditions described in our Form 10-K for the year ended June 30, 2008 have continued into the first half of fiscal 2009.  The downturn in the housing market combined with real estate financing and liquidity issues have put pressure on the valuations of the preferred stocks we hold.   The Company has no direct exposure to sub-prime mortgages, but financial companies compose approximately 85% of the universe of preferred stocks.  Selling pressure from leveraged investors who need liquidity and a new supply of preferred issues taking advantage of lower dividend rates have resulted in a downward pressure on values.

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

As a result of the forgoing factors, net loss for the second quarter of fiscal 2009 was ($106,000), or ($0.01) per share, as compared to a net loss of ($228,000), or ($0.02) per share, in the second quarter of fiscal 2008.   Net loss for the first two quarters of fiscal 2009 was ($6,190,000), or ($0.42) per share as compared to ($1,180,000), or ($0.08) per share, in the same period of fiscal 2008.

Quarterly Financial Data (Unaudited)

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except share data)
Net sales	$67,276	$66,907	$66,524	$76,530
Gross profit	$30,657	$25,851	$30,951	$37,318
(Loss) income from operations	$(1,004)	$(7,901)	$(4,255)	$213
Net loss	$(2,710)	$(4,034)	$(6,085)	$(106)
Net (loss) income per common share	$(0.19)	$(0.27)	$(0.42)	$0.01

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(In thousands, except share data)
Net sales	$54,382	$58,137	$60,943	$71,359
Gross profit	$26,993	$29,452	$28,727	$34,177
(Loss) income from operations	$(2,247)	$(232)	$(2,528)	$789
Net income (loss)	$1,512	$1,337	$(953)	$(227)
Net income (loss) per common share	$0.11	$0.09	$(0.07)	$(0.02)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time: discount commercial paper, medium term notes, federal agency issues and treasury securities.  As of December 31, 2008, over 90% of these funds were invested in a money market fund which invests in investment grade commercial paper and U.S. Treasury securities.  The funds are available on demand, and are currently covered under the U.S. Treasury Department Guarantee Program for Money Market Funds.  As a result the funds have been classified as cash equivalents.

From time to time, our portfolio of preferred securities includes investments in derivatives that provide a natural economic hedge of interest rate risk. We review the interest rate sensitivity of these securities and (a) enter into “short positions” in futures contracts on U.S. Treasury securities or (b) hold put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates. We do not transact in futures contracts or put options for speculative purposes.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2008. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the U.S. Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

As of December 31, 2008 there were no futures or options contracts in place as an interest rate hedge.

	Market Value at December 31, 2008			Changes in Market
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio	Value of Total Portfolio
	(In thousands)
-150 basis points	$43,542	$—	$43,542	$566
-100 basis points	$43,419	$—	$43,419	$443
Unchanged	$42,976	$—	$42,976	$—
+100 basis points	$42,046	$—	$42,046	$(930)
+150 basis points	$41,134	$—	$41,134	$(1,842)

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our coffee inventory on the LIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always be passed on to our customers.  From time to time the Company will hold a mix of futures contracts and options to help hedge against volatile green coffee price changes.  Gains and losses on these derivative instruments are realized immediately in Other, net (expense) income.  At December 31, 2008 the potential change in fair value of commodity derivatives assuming a 10% change in the price of green coffee was approximately $400,000.

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

As of December 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On December 11, 2008 the Company held its Annual Meeting.  Of the 16,100,280 shares of common stock outstanding and entitled to vote at the Annual Meeting, 15,012,581 were represented at the meeting, or a 93% quorum.

At the Annual Meeting, stockholders:

1.             Elected each of the following two (2) individuals to the Board of Directors to serve a three-year term as Class II directors until the Annual Meeting of Stockholders in 2011 and until their successors have been duly elected and qualified:

Director Nominee	Votes Cast For	Votes Withheld
Guenter W. Berger	14,778,798	233,783
Thomas A. Maloof	14,793,861	218,720

The other directors whose term of office as a director continued after the meeting are:  Roger M. Laverty III; Martin A. Lynch; James J. McGarry; John H. Merrell; and Carol Farmer Waite.

2.             Ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009.   There were 14,861,387 votes for the appointment, 118,438 votes against the appointment, 32,756 abstentions and no broker non-votes.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROGER M. LAVERTY III	President and Chief Executive Officer	February 5, 2008
Roger M. Laverty III	(principal executive officer)

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer
John E. Simmons	(principal financial and accounting	February 5, 2008
officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 99 to the Company’s Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 18, 2005 and incorporated herein by reference).

4.2

Rights Agreement dated March 17, 2005 by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 18, 2005 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement, dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co.(filed herewith).

10.2

Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.3	Farmer Bros. Co. Amended and Restated Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended June 30, 2007 and incorporated herein by reference).*

10.4	Farmer Bros. Co. Amended and Restated 2005 Incentive Compensation Plan (filed herewith).*

10.5	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended June 30, 2007 and incorporated herein by reference).*

10.6	Loan Agreement dated July 21, 2003 between the Company and Wells Fargo Bank, Trustee of the Farmer Bros. Co. Employee Stock Ownership Plan (filed herewith).

10.7

Form of Change in Control Severance Agreements entered into with each of the following officers: Michael J. King and John E. Simmons (filed as Exhibit 99 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

10.8

Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.9

Change in Control Severance Agreement (Webb), dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.10

Form of Amendment No. 1 to Change in Control Severance Agreement entered into with each of the following officers: Roger M. Laverty III, Drew H. Webb, John E. Simmons and Michael J. King (filed herewith).*

10.11

Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.12

Amendment No. 1 to Employment Agreement, dated December 5, 2007, between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.13	Amendment No. 2 to Employment Agreement, dated December 31, 2007, between Farmer Bros. Co. and Roger M. Laverty III (filed herewith).*

10.14

Employment Agreement, dated March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.15	Amendment No. 1 to Employment Agreement, dated December 31, 2007, between Farmer Bros. Co. and Drew H. Webb (filed herewith).*

10.16	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *

10.17

Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.18

Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.19	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.20

Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.21

Form of Award Letter (Fiscal 2006) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on August 30, 2006 and incorporated herein by reference).*

10.22

Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*

10.23

Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.24

Form of 2008 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.25

Form of Award Letter (Fiscal 2008) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 3, 2008 and incorporated herein by reference).*

10.30	Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed herewith).

10.31

Good Faith Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) (filed herewith).

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