Form 10-Q
period 2009-03-31
FARMER BROTHERS CO
filed 2009-05-11
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated file ☐	Accelerated filer ☒

Non-accelerated file ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

On April 30, 2009 the registrant had 16,075,080 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31, 2009	June 30, 2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,985	$9,973
Short term investments	39,036	113,286
Accounts and notes receivable, net	40,052	19,856
Inventories	72,945	54,253
Income tax receivable	2,441	2,879
Deferred income taxes	7,485	7,485
Prepaid expenses	8,391	10,018
Total current assets	$195,335	$217,750

Property, plant and equipment, net	$107,124	$69,065
Goodwill and other intangible assets, net	28,839	17,568
Other assets	2,034	746
Deferred income taxes	15,333	7,855
Total assets	$348,665	$312,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,161	$12,169
Bank loan outstanding	26,219	—
Accrued payroll expenses	11,981	8,449
Other	9,279	8,291
Total current liabilities	$70,640	$28,909
Accrued postretirement benefits	$17,530	$17,620
Other long term liabilities	2,912	—
Total liabilities	$91,082	$46,529
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $1.00 par value, authorized 25,000,000 shares; 16,075,080 issued and outstanding	$16,075	$16,075
Additional paid-in capital	30,818	30,612
Retained earnings	244,808	257,693
Unearned ESOP shares	(34,722)	(38,529)
Less accumulated comprehensive income	604	604
Total stockholders’ equity	$257,583	$266,455
Total liabilities and stockholders’ equity	$348,665	$312,984

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Net sales	$85,604	$67,276	$228,657	$199,576
Cost of goods sold	42,946	36,618	117,730	106,015
Gross profit	$42,658	$30,658	$110,927	$93,561
Selling expenses	35,279	25,191	93,476	74,029
General and administrative expenses	8,985	6,471	23,098	22,272
Operating expenses	$44,264	$31,662	$116,574	$96,301
Loss income from operations	$(1,606)	$(1,004)	$(5,647)	$(2,740)
Other income (expense)
Dividend income	752	965	2,701	3,042
Interest income	350	776	1,288	2,999
Other, net expense	(2,419)	(3,754)	(13,082)	(11,816)
Total other expense	$(1,317)	$(2,013)	$(9,093)	$(5,775)

Loss before taxes	(2,923)	(3,017)	(14,740)	(8,515)
Income tax benefit	(1,486)	(307)	(7,113)	(4,624)
Net loss	$(1,437)	$(2,710)	$(7,627)	$(3,891)

Basic and fully diluted loss per share	$(0.10)	$(0.19)	$(0.53)	$(0.27)

Weighted average shares outstanding	14,532,868	14,313,274	14,480,971	14,255,374
Dividends declared per share	$0.115	$0.115	$0.350	$0.345

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,627)	$(3,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,410	8,095
Deferred income taxes	(7,478)	—
Gain (loss) on sales of assets	340	(47)
ESOP and share based compensation expense	4,013	3,979
Net loss on investments	13,543	11,947
Change in operating assets and liabilities:
Short term investments	60,706	31,893
Accounts and notes receivable	(20,196)	(1,670)
Inventories	(2,254)	(14,144)
Income tax receivable	438	4,490
Goodwill and intangibles	—	(755)
Prepaid expenses	2,765	(3,225)
Other assets	(1,289)	—
Accounts payable	10,992	1,697
Bank loan	26,219	—
Accrued payroll expenses and other liabilities	3,817	1,878
Accrued postretirement benefits	(91)	(8,597)
Other long-term liabilities	2,913	—
Total adjustments	106,849	$35,541
Net cash provided by operating activities	99,221	$31,650
Cash flows from investing activities:
Purchases of property, plant and equipment	(30,740)	(11,648)
Purchase of DSD Coffee Business	(48,286)	—
Proceeds from sales of property, plant and equipment	75	158
Net cash used in investing activities	$(78,951)	$(11,490)
Cash flows from financing activities:
Dividends paid	(5,257)	(4,819)
Net cash used in financing activities	$(5,257)	$(4,819)
Net increase (decrease) in cash and cash equivalents	15,012	15,341
Cash and cash equivalents at beginning of period	9,973	12,586
Cash and cash equivalents at end of period	$24,985	$27,927

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1. Unaudited Financial Statements

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Farmer Bros. Co. annual report on Form 10-K for the fiscal year ended June 30, 2008.

Coffee Brewing Equipment and Service

The Company has reclassified its reporting for expenses related to coffee brewing equipment provided to customers.  These costs include the cost of the equipment, depreciation on capitalized equipment and the cost of servicing that equipment (including service employees’ salaries and the cost of supplies and parts).  Such costs are reported as cost of goods sold in the accompanying financial statements for the fiscal quarters ended March 31, 2009 and 2008, in the amounts of $2.5 million and $5.1 million respectively, and for the nine month periods ended March 31, 2009 and 2008, in the amounts of $7.1 million and $15.4 million, respectively.  In prior periods, these costs were reported as selling expenses. This change reduces reported gross profit in the periods presented by these amounts, but has no impact on net income, total assets, or cash flows in any period.

In the fourth quarter of fiscal 2008 the Company began capitalizing certain of its coffee brewing equipment.  During the three month and nine month periods ended March 31, 2009, the Company capitalized coffee brewing equipment in the amounts of $681,000 and $3,221,000, respectively. During the three month and nine month periods ended March 31, 2009, the Company had depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold in the amounts of $842,000 and $1,132,000, respectively.

Net Loss Per Share

Net loss per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” excluding unallocated shares held by the Company’s Employee Stock Ownership Plan.  Net loss per share is computed by dividing net loss by the number of weighted average shares outstanding.  For purposes of computing net loss per share, all potentially dilutive instruments are anti-dilutive because of the net loss presented for all periods.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results may differ from those estimates.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired.

New Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends and expands Statement of Financial Accounting Standards No. 133.  SFAS 161 requires tabular disclosure of the fair value of derivative instruments and their gains and losses.  This Statement also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP SFAS 107-1”). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the disclosure requirements of FSP SFAS 107-1 in the fourth quarter of fiscal 2009.

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

In April 2008, the FASB issued FSP SFAS No. 142-3,“Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognizable intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS142. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP SFAS 142-3 beginning in the first quarter of fiscal 2010. FSP SFAS 142-3 will change the Company’s determination of useful lives for intangible assets on a prospective basis.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. The Company will adopt the disclosure requirements of FSP SFAS 132(R)-1 beginning with our fiscal 2010 annual report.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating the fair value of assets and liabilities within the scope of SFAS No. 157 in markets that have experienced a significant reduction in volume and activity in relation to normal activity. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt FSP SFAS 157-4 in the fourth quarter of fiscal 2009. The Company does not expect the adoption will have a significant impact on its consolidated financial statements.

Note 2. Acquisition

Effective as of February 28, 2009, the Company completed the acquisition from Sara Lee Corporation, a Maryland corporation (“Seller”), and Saramar, L.L.C., a Delaware limited liability company (“Saramar” and collectively with Seller, “Seller Parties”) of certain assets used in connection with Seller Parties’ direct store delivery coffee business in the United States (the “DSD Coffee Business”).  The acquired business generally consists of manufacturing and selling coffee, tea and related products through a network of facilities and vehicles which was acquired to complement and expand the Company’s previously existing operations.  This business also includes the distribution, sale and service of brewed and liquid coffee equipment.  The results of operations of the DSD Coffee Business are included in the Company’s consolidated financial statements beginning on March 1, 2009.

The assets purchased include, among other things, the following: (i) a manufacturing plant in Houston, Texas, a spice plant in Oklahoma City, Oklahoma, and a warehouse in Indianapolis, Indiana; (ii)  64 leased branch facilities in 31 states; (iii) a vehicle fleet consisting of 431 owned and leased vehicles; (iv) certain tangible personal property; (v) inventories of raw materials, work in process, finished goods and packaging; (vi) certain contracts, permits, books and records; (vii) prepaid expenses relating to the DSD Coffee Business; and (viii) all goodwill relating to the DSD Coffee Business.  The Company also acquired Seller Parties’ rights (including related goodwill) in the trademarks and trade names relating to the SUPERIOR®, MCGARVEY®, CAIN’S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN®, PREBICA®, WECHSLER®, WORLD’S FINEST® and CAFÉ ROYAL® brands.

Subject to certain post-closing adjustments relating to the amount of consumable inventory and prepaid expenses at closing, and after giving effect to certain reimbursement obligations of the parties relating to accounting costs, IT carve-out costs, and transfer taxes and fees, as well as real and personal property tax and utility prorations, the amount paid to Seller was $45.6 million, which consisted of $16.1 million of Company cash and proceeds of a bank loan of $29.5 million.  The Company paid approximately $2.7 million of acquisition related expenses.  At closing, the Company assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. These liabilities are estimated to be $609,000 for accrued vacation and $95,000 in other estimated liabilities.  Seller Parties retained all liabilities that were not specifically assumed by the Company.  The Company is currently negotiating the re-finance of existing truck leases in order to replace the current financing.  This is expected to be completed in the fourth quarter of fiscal 2009.

The Company assumed lease liabilities for sixty-four warehouse leases with lease terms that generally do not exceed three years.  The Company’s future minimum warehouse lease payments under all its warehouse leases, including these 64 warehouses, are as follows (In thousands):

Three months ending June 30, 2009	$1,354
2010	5,015
2011	1,577
2012	940
2013	483
2014	257
thereafter	8
Total	$9,634

In connection with the closing, Seller Parties and the Company entered into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement.  One of the co-pack agreements provides that Seller will manufacture branded products for the Company for a period of three years.  Under this agreement the Company has agreed to purchase certain minimum product quantities from Seller subject to certain permitted reductions.  The transition services agreement provides that Seller will perform a number of services for the Company on an interim basis, including distribution and warehousing of finished goods for up to six months and hosting, maintaining and supporting IT infrastructure and communications for up to eighteen months.

The accompanying unaudited consolidated financial statements do not include pro-forma historical information, as if the results of the DSD Coffee Business had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition.  Forward-looking information, rather than historical information, would be required since the DSD Coffee Business was operated as part of a larger business within Seller and there will be a different operating cost structure and different operations support under the Company’s ownership.  Net revenue of the DSD Coffee Business for the eight months ended February 28, 2009 (the effective date of the acquisition) was approximately $134 million, and approximately $228 million for the fiscal year ended June 30, 2008.  However the Company has not provided forward-looking information with respect to incremental costs and expenses to be incurred because such information is not determinable.

The acquisition has been accounted for as an asset purchase.  The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of February 28, 2009 as determined by management based upon a third-party valuation.  The purchase price allocation has not been finalized, since it is possible that certain refinements may be made if additional facts or circumstances become known that impact the estimates as of the acquisition date. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities. The purchase price allocation is expected to be further refined and finalized during fiscal 2010. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, based on the preliminary purchase price allocation (dollars in thousands):

Preliminary Fair Value of Assets Acquired		Estimated Useful Life (years)
Inventory	$16,437
Prepaid Expense	1,138
Current assets	17,575

Vehicles	993	5
Machinery	10,838	3-5
Property, plant and equipment	5,314	30
Land	1,849
Fixed assets	18,994

Trademarks	2,010	indefinite
Customer Relationships	7,324	8
Distribution Agreement	2,370	10
Co-pack Agreement	718	6
Intangible assets	12,422

Total assets acquired	48,991
Liabilities assumed	(704)
Net assets acquired	$48,287

Intangible assets consist of trademarks, customer relationships, and service agreements with a gross carrying value and accumulated amortization as of March 31, 2009 of $12.4 million and $107,000, respectively, which represents aggregate amortization for the three months ended March 31, 2009.  Estimated aggregate amortization of intangible assets for fiscal 2009 and the following five years based on the estimated fair values of the intangible assets are $322,000; $1,284,000; $1,284,000; $1,284,000; $1,284,000; $1,284,000.

Note 3. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At March 31, 2009 and June 30, 2008, derivative instruments are not designated as accounting hedges as defined by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net (expense) income.

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

The Company’s preferred stock has been grouped as follows at March 31, 2009 (in thousands, unaudited):

	Total	Level 1	Level 2	Level 3
Preferred stock	$38,129	$7,124	$31,005	$—

Investments, consisting of marketable debt and equity securities and money market instruments, are held for trading purposes and are stated at fair value.  Investments are as follows:

	March 31, 2009 (Unaudited)	June 30, 2008
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$—	$54,517
Preferred Stock	38,129	58,204
Futures, options and other derivatives	907	565
	$39,036	$113,286

Gains and losses, both realized and unrealized, are included in Other, net (expense) income.  Net realized and unrealized gains and losses are as follows (unaudited):

	Three months ended		Nine months ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Net realized (losses) gains	$—	$(378)	$238	$(2,915)
Net unrealized (losses) gains	(2,751)	(3,383)	(13,781)	(9,032)
	$(2,751)	$(3,761)	$(13,543)	$(11,947)

Note 4. Inventories

March 31, 2009	Processed	Unprocessed	Total
(Unaudited)	(In thousands)

Coffee	$15,647	$25,671	$41,318
Allied products	18,053	6,457	24,510
Coffee brewing equipment	1,997	5,120	7,117
	$35,697	$37,248	$72,945

June 30, 2008	Processed	Unprocessed	Total
	(In thousands)
Coffee	$9,929	$16,933	$26,862
Allied products	14,440	4,601	19,041
Coffee brewing equipment	1,883	6,467	8,350
	$26,252	$28,001	$54,253

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

Company Pension Plans

The Company has a contributory defined benefit plan for all employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan (Brewmatic Co. Plan) for certain hourly employees covered under a collective bargaining agreement.  The net periodic benefit costs for the defined benefit plans were as follows (unaudited):

Components of net periodic benefit cost

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Service cost	$615	$589	$1,845	$1,767
Interest cost	1,477	1,278	$4,431	$3,834
Expected return on plan assets	(1,769)	(2,017)	$(5,307)	$(6,051)
Amortization of net (gain)/loss*	145	2	$435	$6
Amortization of transition (asset)/obligation*	—	—	$—	$—
Amortization of prior service cost/(credit)*	50	15	$150	$45
Net periodic benefit (credit) cost**	$518	$(133)	$1,554	$(399)

*  These amounts represent the estimated portion of the net (gain)/loss, transition (asset)/obligation, and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

** All qualifying employees of the DSD Coffee Business who accepted the Company’s offer of employment were allowed to enroll in the Farmer Bros. Co. Plan during March 2009.  Those who enrolled in the Farmer Bros. Co. Plan were granted full service credit for plan vesting and eligibility but not for purposes of benefit accruals.  The additional net periodic benefit cost for these new plan participants is not included in this table because the amount is expected to be immaterial.

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

Note  6. Bank Loan

On March 2, 2009 the Company and its wholly owned subsidiary, Coffee Bean International, Inc. (“CBI”), as Borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”), with Wachovia Bank, National Association, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes.  The Loan Agreement contains a variety of restrictive covenants customary in an asset-based lending facility, including a cash flow coverage requirement, and it places limits on capital expenditures and dividends.  All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Company and CBI, excluding the preferred stock held in investment accounts.  The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined.  The agreement has an unused commitment fee of 0.375%.  The interest rate varies based upon line usage, borrowing base availability and market conditions.  The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%.  The interest rate was 3.75% at March 31, 2009.

The Company is in compliance with all restrictive covenants and limitations as of March 31, 2009. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future.  On March 31, 2009 the Company had excess availability under the credit line of $21.8 million.

Note  7. Stock-Based Compensation

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and related SEC rules included in Staff Accounting Bulletin No. 107 which require the measurement and recognition of compensation expense for all stock-based payment awards made under the Plan based on estimated fair values.

Stock Options

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Prior to fiscal 2008 the Company did not have stock-based compensation.

Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all stock option awards granted is recognized using the straight-line method over the vesting period of three years. The stock-based compensation expense recognized in the Company’s consolidated statement of operations for the three and nine month periods ended March 31, 2009 is based on awards ultimately expected to vest. Currently, management estimates that there will be no forfeitures based on the Company’s historical turnover. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of the grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined in accordance with SFAS 123(R) using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following are the weighted average assumptions used in the Black-Scholes valuation model for the nine months ended March 31, 2009:

FY 2009
Average fair value of options	$6.68
Risk-free interest rate	5.45%
Dividend yield	2.2%
Average expected life	5 years
Expected stock price volatility	32.4%

The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options.

The following table summarizes stock option activity for fiscal 2009:

Outstanding Awards

	Number of Stock Options (In thousands)	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, July 1, 2008	121.5	$22.66	$6.16	0.0	$0
Granted	110.5	$21.76	$6.68	0.0	$0
Balance, March 31, 2009	232.0	$22.23	$6.41	6.3	$0
Vested and exercisable, March 31, 2009	39.2	$22.64	$6.13	5.9	$0
Vested and expected to vest, March 31, 2009	232.0	$22.23	$6.41	6.3	$0

Unvested Awards

	Number of Awards (In thousands)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Outstanding at July 1, 2008	121.5	$22.66	$6.16	0.0
Granted	110.5	$21.76	$6.68	0.0
Vested	(39.2)	$22.64	$6.13	0.0
Outstanding at March 31, 2009	192.8	$22.15	$6.47	2.4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.80 at March 31, 2009, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of March 31, 2009, there was approximately $1,138,000 of unamortized compensation expense related to stock options.  The value of awards vesting in the period was approximately $240,000.  Compensation expense recognized in general and administrative expenses for the three and nine month periods ended March 31, 2009 was $122,123 and $261,789, respectively.

Restricted Stock

Shares of restricted stock vest at the end of three years from the grant date. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expenses for the three and nine month periods ended March 31, 2009 was $92,000 and $200,000, respectively.  The value of awards vesting in the three-month period was $69,000.  As of March 31, 2009, there was approximately $853,000 of unamortized compensation expense related to restricted stock.

The following table summarizes the status of the Company’s restricted stock as of March 31, 2009:

Outstanding Awards

	Shares Awarded (In thousands)	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, July 1, 2008	25.6	$22.67		$545,280
Granted	25.4	$21.76		$552,704
Cancelled/Forfeited	(1.0)	$21.76		$11,440
Balance, March 31, 2009	51.0	$22.22	2.3	$898,900
Vested and exercisable, March 31, 2009	3.0	$22.70	1.9	$53,951
Vested and expected to vest, March 31, 2009	50.5	$22.22	2.3	$898,900

Unvested Awards

	Shares Awarded (In thousands)	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2008	25.6	$22.67
Granted	25.4	$21.76
Vested	(3.0)	$22.70
Cancelled/Forfeited	(0.5)	$21.76
Outstanding at March 31, 2009	47.5	$22.19

Note 8.  Income Taxes

In September 2008, the Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. income tax returns for the fiscal years ended June 30, 2004, 2005 and 2006. The Company and the IRS reached a settlement on certain issues which resulted in a decrease to the Company’s total unrecognized tax benefits of $421,000 (excluding interest and penalties).  Of this amount, $266,000 was realized as income in the current fiscal year.

California is currently conducting a state examination of the Company’s open tax return years. The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of this, and other ongoing state examinations.  However, it is premature to assess the range of the reasonably possible changes to the Company’s unrecognized tax benefits.

As of June 30, 2008 and March 31, 2009, the Company had not recognized the following tax benefits in its consolidated financial statements:

	March 31, 2009	June 30, 2008
	(In thousands)
Total unrecognized tax benefits*	$377	$808
Unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized	$249	$668

* Not including interest and penalties.

The Company’s effective tax rate without discrete items of 46.2% primarily consists of its statutory federal and state combined rate of 38.9% (benefit) plus a 5.9% (benefit) related to the Company’s dividends received deduction.  The federal and state rates represent a benefit in the current year because the Company is in a loss position.

In the previous quarter, the Company established a valuation allowance of $427,000 against a portion of its deferred tax assets related to capital loss carryforwards.  The Company has capital loss carryforwards that will expire in the future if they are not used. These losses may only be offset against realized capital gains. Due to the recent unrealized losses incurred in the Company’s investment portfolio and general downturn in market conditions, the Company has concluded that a valuation allowance is required under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” as it is not “more likely than not” that sufficient capital gains will be realized before the expiration of the capital losses.

Note 9.  Loss per Share

The following table sets forth the calculation of basic and diluted loss per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(1,437)	$(2,710)	$(7,627)	$(3,891)
Denominator:
Weighted average shares outstanding - basic	14,533	14,313	14,481	14,225
Dilutive common shares issuable upon exercise of stock options and restricted stock*	—	—	—	—
Weighted average shares outstanding - diluted	14,533	14,313	14,481	14,225

Loss per share:
Basic and diluted	$(0.10)	$(0.19)	$(0.53)	$(0.27)

* Stock options and restricted stock have been excluded from the calculation of diluted loss per share as their effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this quarterly report on Form 10-Q regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations.  These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact.  These forward-looking statements can be identified by the use of words like “anticipates,” “feels,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning.  Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements.  A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report.  The Company undertakes no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by the federal securities laws. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, our ability to successfully integrate both the DSD Coffee Business and CBI acquisitions, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, the Company’s continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, and changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which the Company has invested its short-term assets, as well as other risks described in this report, including in Part II, Item 1A, and other factors described from time to time in the Company’s filings with the SEC.

Acquisition

Effective as of February 28, 2009, the Company completed the acquisition from Sara Lee Corporation, a Maryland corporation (“Seller”), and Saramar, L.L.C., a Delaware limited liability company (“Saramar” and collectively with Seller, “Seller Parties”) of certain assets used in connection with Seller Parties’ direct store delivery coffee business in the United States (the “DSD Coffee Business”).  The acquired business generally consists of manufacturing and selling coffee, tea and related products through a network of facilities and vehicles which was acquired to complement and expand the Company’s previously existing operations.  This business also includes the distribution, sale and service of brewed and liquid coffee equipment. The results of operations of the DSD Coffee Business are included in the Company’s consolidated financial statements beginning on March 1, 2009.

The assets purchased include, among other things, the following: (i) a manufacturing plant in Houston, Texas, a spice plant in Oklahoma City, Oklahoma, and a warehouse in Indianapolis, Indiana; (ii)  64 leased branch facilities in 31 states; (iii) a vehicle fleet consisting of 431 owned and leased vehicles; (iv) certain tangible personal property; (v) inventories of raw materials, work in process, finished goods and packaging; (vi) certain contracts, permits, books and records; (vii) prepaid expenses relating to the DSD Coffee Business; and (viii) all goodwill relating to the DSD Coffee Business.  The Company also acquired Seller Parties’ rights (including related goodwill) in the trademarks and trade names relating to the SUPERIOR®, MCGARVEY®, CAIN’S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN®, PREBICA®, WECHSLER®, WORLD’S FINEST® and CAFÉ ROYAL® brands.

Subject to certain post-closing adjustments relating to the amount of consumable inventory and prepaid expenses at closing, and after giving effect to certain reimbursement obligations of the parties relating to accounting costs, IT carve-out costs, and transfer taxes and fees, as well as real and personal property tax and utility prorations, the amount paid to Seller was $45.6 million, which consisted of $16.1 million of Company cash and proceeds of a bank loan of $29.5 million.  The Company also paid approximately $2.7 million of acquisition related expenses.  At closing, the Company assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. These liabilities are estimated to be $609,000 for accrued vacation and $95,000 in other estimated liabilities.  Seller Parties retained all liabilities that were not specifically assumed by the Company. The Company is currently negotiating the re-finance of existing truck leases in order to replace the current financing.  This is expected to be completed in the fourth quarter of fiscal 2009.

The Company assumed leases for sixty-four warehouse leases with lease terms that generally do not exceed three years.  The Company’s future minimum warehouse lease payments under all its warehouse leases, including these sixty four warehouses, are as follows (in thousands):

Three months ending June 30, 2009	$1,354
2010	5,015
2011	1,577
2012	940
2013	483
2014	257
thereafter	8
Total	$9,634

In connection with the closing, Seller Parties and the Company entered into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement.  One of the co-pack agreements provides that Seller will manufacture branded products for the Company for a period of three years.  Under this agreement the Company has agreed to purchase certain minimum product quantities from Seller subject to certain permitted reductions.  The transition services agreement provides that Seller will perform a number of services for the Company on an interim basis, including distribution and warehousing of finished goods for up to six months and hosting, maintaining and supporting IT infrastructure and communications for up to eighteen months.

The accompanying unaudited consolidated financial statements do not include pro-forma historical information, as if the results of the DSD Coffee Business had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition.  Forward-looking information, rather than historical information, would be required since the DSD Coffee Business was operated as part of a larger business within Seller and there will be a different operating cost structure and different operations support under the Company’s ownership.  Net revenue of the DSD Coffee Business for the eight months ended February 28, 2009 (the effective date of the acquisition) was approximately $134 million, and approximately $228 million for the fiscal year ended June 30, 2008.  However the Company has not provided forward-looking information with respect to incremental costs and expenses to be incurred because such information is not determinable.

The acquisition has been accounted for as an asset purchase.  The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of February 28, 2009 as determined by management based upon a third-party valuation.  The purchase price allocation has not been finalized, since it is possible that certain refinements may be made if additional facts or circumstances become known that impact the estimates as of the acquisition date. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities. The purchase price allocation is expected to be further refined and finalized during fiscal 2010. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, based on the preliminary purchase price allocation (dollars in thousands):

Preliminary Fair Value of Assets Acquired		Estimated Useful Life (years)
Inventory	$16,437
Prepaid Expense	1,138
Current assets	17,575

Vehicles	993	5
Machinery	10,838	3-5
Property, plant and equipment	5,314	30
Land	1,849
Fixed assets	18,994

Trademarks	2,010	indefinite
Customer Relationships	7,324	8
Distribution Agreement	2,370	10
Co-pack Agreement	718	6
Intangible assets	12,422

Total assets acquired	48,991
Liabilities assumed	(704)
Net assets acquired	$48,287

Liquidity and Capital Resources

Credit Facility

On March 2, 2009 the Company and CBI, as Borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”), with Wachovia Bank, National Association, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes.  The Loan Agreement contains a variety of restrictive covenants customary in an asset-based lending facility, including a cash flow coverage requirement, and it places limits on capital expenditures and dividends.  All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Company and CBI, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined.  The agreement has an unused commitment fee of 0.375%.  The interest rate varies based upon line usage, borrowing base availability and market conditions.  The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%.  The interest rate was 3.75% at March 31, 2009.

The Company is in compliance with all restrictive covenants and limitations as of March 31, 2009. The Company anticipates being in compliance with all restrictive covenants for the foreseeable future.  On March 31, 2009 the Company had additional availability under the credit line of $21.8 million.

Liquidity

The continued weakness in the economy and the sustained decline in the housing market have kept pressure on the financial markets and reduced the value and liquidity of the preferred stock we hold.  In order to have sufficient liquidity to complete the acquisition of the DSD Coffee Business without selling our preferred stock investments, we obtained a $50 million senior secured revolving line of credit with Wachovia Bank described above.  Although we expect cost reductions and other positive synergies from integrating the DSD Coffee Business with the Company’s operations, the timing of these improvements is uncertain.  We believe this credit facility, in addition to the Company’s other liquid assets, provides sufficient capital resources and flexibility to allow the Company to make investments in the DSD Coffee Business, fund integration expenses, meet necessary working capital requirements and implement its business plan without relying solely on cash flow from operations.  Future liquidity, both short and long term, can be negatively affected by current economic conditions.

During the fiscal quarter ended March 31, 2009 we incurred approximately $2,385,000 of capital expenditures.  This included vehicles of $1,100,000, machinery and equipment of $465,000 and development costs related to integrating the DSD Coffee Business into the Company’s IT infrastructure.  Improvements to the Torrance plant have been delayed as a result of the acquisition and construction delays, and will continue into fiscal 2010.  The Company’s mobile sales system installation was completed in April 2009.

The Company is re-evaluating its previously planned capital expenditures in light of the acquisition and integration of the DSD Coffee Business.  This process is expected to continue through the balance of fiscal 2009.  Our revised business plan is likely to require an increase in the previous amount of investment and will change the priority and timing of capital expenditures for the remainder of fiscal 2009 and for fiscal 2010.

Our working capital is composed of the following (in thousands):

	March 31, 2009 (Unaudited)	June 30, 2008
Current assets	$195,335	$217,750
Current liabilities	70,640	28,909
Working Capital	$124,695	$188,841

Capital expenditures	$30,740	$24,293
Purchase of DSD Coffee Business	$48,587	$—
Dividends paid	$5,257	$6,670

At March 31, 2009 we had no material commitments for capital expenditures other than those described above.

Results of Operations

The Company’s net sales in the third quarter of fiscal 2009 increased $18,328,000, or 21%, to $85,604,000 as compared to $67,276,000 in the third quarter of fiscal 2008.  Net sales for the first nine months of fiscal 2009 increased $29,081,000, or 15%, to $228,657,000 as compared to $199,576,000 in the same period of fiscal 2008.  This increase is primarily the result of increased sales at CBI of $2,404,000 in the third quarter and $11,430,000 in the first nine months of fiscal 2009, and the added sales from the DSD

Coffee Business of $14,391,000 for the period from March 1, 2009 through March 31, 2009.  Unit sales, not including the DSD Coffee Business, for the third quarter and first nine months of fiscal 2009 increased 0.2% and 0.1%, respectively.

The recent acquisition of the DSD Coffee Business has added to our top line sales and our geographic reach.  Some of the new regions we now serve, for example in Michigan, are experiencing more negative economic conditions than in our pre-acquisition service area.  We expect the ongoing weakness in the economy and reduced consumer spending will continue to impact our sales through the remainder of calendar 2009.

Gross profit in the third quarter of fiscal 2009 increased 39% to $42,659,000, or 50% of sales, as compared to $30,658,000, or 46% of sales, in the third quarter of fiscal 2008.  Approximately 14% of this increase is from CBI, and approximately 50% of this increase is from the addition of the DSD Coffee Business.  Gross profit in the first nine months of fiscal 2009 increased $17,365,000 to $110,926,000, or 49% of sales, as compared to $93,561,000, or 47% of sales, in the same period of fiscal 2008.  Approximately 9% of this increase results from CBI.  Additionally, coffee brewing equipment costs for the three month periods ended March 31, 2009 and 2008 were $2,568,000 and $5,120,000 respectively, and for the nine month periods ended March 31, 2009 and 2008, were $7,071,000 and $15,359,000, respectively.  Coffee brewing equipment cost decreased in the current fiscal year because we began capitalizing certain coffee brewing equipment in the fourth quarter of fiscal 2008.

Operating expenses in the third quarter of fiscal 2009 increased $12,060,000 to $44,264,000, or 52% of sales, from $31,662,000 in the same period of fiscal 2008. Operating expenses for the first nine months of fiscal 2009 increased to $116,574,000, or 51% of sales, from $96,301,000, or 48% of sales, in the same period of fiscal 2008.  This includes additional operating expenses associated with the DSD Coffee Business for the period from March 1, 2009 through March 31, 2009 in the amount of $4,759,000.  Other significant cost increases for the first nine months of fiscal 2009 include freight costs of $1,761,000, reflecting higher fuel prices and increased shipping costs related to increased sales by CBI and an increase in salaries and benefits of approximately 3% over the prior nine month period, not including the payroll and benefit costs for hired personnel in the DSD Coffee Business.

Our loss from operations in the third quarter of fiscal 2009 was ($1,606,000) as compared to ($1,004,000) in the same quarter of fiscal 2008.  Our loss from operations for the first three quarters of fiscal 2009 was ($5,647,000) as compared to ($2,740,000) in the same period of the prior fiscal year.

Total other expense for the third quarter of fiscal 2009 was ($1,317,000) as compared to ($2,013,000) in the same period of fiscal 2008. Total other expense for the first three quarters of fiscal 2009 was ($9,093,000) as compared to ($5,775,000) in the same period of fiscal 2008. These changes are primarily the result of changes in Other, net (expense) income, which reflects realized and unrealized losses (gains) in our preferred stock portfolio.  Financial market conditions described in our Form 10-K for the fiscal year ended June 30, 2008 have continued in fiscal 2009.  The downturn in the housing market combined with real estate financing and liquidity issues have contributed to the overall market downturn.   The Company has no direct exposure to sub-prime mortgages, but the financial companies caught in the mortgage downturn compose approximately 85% of the universe of preferred stocks.  Selling pressure from leveraged investors who need liquidity and a new supply of preferred issues taking advantage of lower dividend rates have resulted in a downward pressure on values.

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

As a result of the forgoing factors, net loss for the third quarter of fiscal 2009 was ($1,437,000), or ($0.10) per share, as compared to a net loss of ($2,710,000), or ($0.19) per share, in the third quarter of fiscal 2008.  Net loss for the first nine months of fiscal 2009 was ($7,627,000), or ($0.53) per share as compared to a net loss of ($3,891,000), or ($0.27) per share, in the same period of the prior fiscal year.

Quarterly Financial Data

	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2009
	(In thousands, except share data)
Net Sales	$66,907	$66,524	$76,530	$85,604
Gross Profit	$25,851	$30,951	$37,318	$42,658
(Loss) Income from Operations	$(7,901)	$(4,255)	$213	$(1,606)
Net Loss	$(4,034)	$(6,085)	$(106)	$(1,438)
Earnings per share	$(0.27)	$(0.42)	$0.01	$(0.10)

	June 30,	September 30,	December 31,	March 31,
	2007	2007	2007	2008
	(In thousands, except share data)
Net Sales	$58,137	$60,943	$71,359	$67,276
Gross Profit	$29,452	$28,727	$34,177	$30,657
(Loss) Income from Operations	$(232)	$(2,528)	$789	$(1,004)
Net Loss	$1,337	$(953)	$(227)	$(2,710)
Earnings per share	$0.09	$(0.07)	$(0.02)	$(0.19)

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of investment grade money market instruments can include at any given time: discount commercial paper, medium term notes, federal agency issues and treasury securities.  As of March 31, 2009, over 90% of these funds were invested in a money market fund which invests in investment grade commercial paper and U.S. Treasury securities.  The funds are available on demand, and are currently covered under the U.S. Treasury Department Guarantee Program for Money Market Funds.  As a result the funds have been classified as cash equivalents.

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2009. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the U.S. Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

As of March 31, 2009 there were no futures or options contracts in place as an interest rate hedge.

	Market Value at March 31, 2009			Changes in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$38,762	$—	$38,762	$633
-100 basis points	$38,639	$—	$38,639	$510
Unchanged	$38,129	$—	$38,129	$—
+100 basis points	$36,751	$—	$36,751	$(1,378)
+150 basis points	$35,440	$—	$35,440	$(2,689)

The Company is subject to interest rate risk related to its borrowings used to finance acquisitions and for general corporate purposes.  Rising interest rates may adversely affect the Company’s results of operations and cash flows related to its variable-rate bank borrowings under the credit facility with Wachovia. If the current loan balance had been outstanding for the first nine months of fiscal 2009, a 100 basis point increase in the lender’s base rate over that period would have caused the Company to incur approximately $197,000 additional interest charges for the nine months ended March 31, 2009; and if the base rate were to have declined by 100 basis points the Company would have realized a similar amount of interest savings.

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price our coffee inventory on the LIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Volatile price increases cannot, because of competition and market conditions, always be passed on to our customers.  From time to time the Company will hold a mix of futures contracts and options to help hedge against volatile green coffee price changes.  Gains and losses on these derivative instruments are realized immediately in Other, net (expense) income.  At March 31, 2009 the potential change in fair value of commodity derivatives assuming a 10% change in the price of green coffee was approximately $740,000.

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

As of March 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been a change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended March 31, 2009 the Company entered into a transition services agreement with Sara Lee Corporation to host, maintain and support the IT infrastructure of the DSD Coffee Business acquired on February 28, 2009 for up to eighteen months.  This change in our internal operations is reasonably likely to affect our internal controls.  IT support is critical to the ongoing operation of the DSD Coffee Business during the transition period.  Management’s ability to maintain our internal control over financial reporting depends significantly on the reliability of these systems for which we will rely on Sara Lee Company for up to eighteen months under the transition services agreement.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

The following additional risk factors should be read together with the risk factors set forth in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 30, 2008.  All such risk factors, taken together, are representative of the risks, uncertainties and other conditions that may impact the Company’s business, future performance and the forward-looking statements that it makes in this quarterly report on Form 10-Q or that it may make in the future. Our actual results could differ materially from anticipated results as a result of some or all of these items or from other factors.

Our failure to successfully integrate the DSD Coffee Business into our business may cause us to fail to realize the expected synergies and other benefits of the acquisition, which could adversely affect our future results.

The integration of the DSD Coffee Business into our business is a complex, costly and time-consuming process which presents significant challenges and risks to our business, including:

•                       distraction of management from ongoing business concerns;

•                       assimilation and retention of employees and customers of the DSD Coffee Business;

•                       differences in the culture of the DSD Coffee Business and the Company’s culture;

•                       unforeseen difficulties in integrating the DSD Coffee Business, including information systems and accounting controls;

•                       failure of the DSD Coffee Business to continue to generate income at the levels upon which we based our acquisition decision;

•                       managing the DSD Coffee Business operations through its offices in Downers Grove, Illinois, which is distant from the Company’s headquarters in Torrance, California;

•                       expansion into new geographical markets in which we have limited or no experience;

•                       integration of technologies, services and products; and

•                       achievement of appropriate internal control over financial reporting.

We may fail to successfully complete the integration of the DSD Coffee Business into our business and, as a result, may fail to realize the operating efficiencies, synergies, economies of scale, cost savings and other benefits expected from the acquisition. We may fail to grow and build profits in the DSD Coffee Business or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be adversely affected.

We are relying on Sara Lee to provide us with certain transition services that are critical to the ongoing operation of the DSD Coffee Business.

We continue to rely on Sara Lee to provide us with certain services previously provided by Sara Lee to the DSD Coffee Business for a transition period of up to eighteen (18) months depending on the specific service.  These services include maintaining the IT infrastructure and communications services, including network hosting, monitoring and reporting.  Sara Lee provides the support for the software and processes that record and maintain sales transactions, create accounts receivable and bill customers, maintain accounts payable and pay vendors, provide inventory control and generally provide for most critical business accounting needs.  These transition services are critical to the ongoing operation of the DSD Coffee Business during the transition period.

If Sara Lee fails or is unable to continue to provide such services to us, we may be unable to service customers of the DSD Coffee Business which may harm our reputation and adversely affect the business, financial condition and results of operations of the DSD Coffee Business. Our dependency on Sara Lee for IT services during the transition period may increase the risk of material internal control deficiencies and the related probability of a restatement of our operating results as a result of untraced accounting errors within the Sara Lee maintained software and/or Sara Lee’s inability to effectively maintain both internal controls and data integrity.

Upon expiration of the transition period, we may be unable to provide the transition services ourselves or obtain such services from a third-party on commercially reasonable terms.

After the dates on which Sara Lee is no longer required to provide transition services to us, we expect that such services will be provided by our internal operations or third-party service providers. These services include integrating the IT infrastructure of several hardware and software systems.  A failure to identify all of the components of IT infrastructure and personnel necessary to transition successfully from Sara Lee may adversely impact our ability to operate the DSD Coffee Business following the transition period. There can be no assurance that we will be able to develop the ability to provide any of these services ourselves on a cost efficient basis or obtain such services from a third-party on commercially reasonable terms.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could affect our ability to effectively operate our business.

We rely on information technology systems across our operations, including for management of our supply chain, point-of-sale processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, our inability to integrate the DSD Coffee Business systems with ours, or a breach in security of these systems could cause delays in product sales and reduced efficiency of the Company’s operations, and significant capital investments could be required to remediate the problem.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

The Company has a $50 million senior secured revolving credit facility.  As of March 31, 2009, approximately $26.2 million was outstanding under this credit facility.  The incurrence of additional debt under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of increased interest rates, which could lead to a decrease in our net income.  Our debt obligations could also:

•                       increase our vulnerability to general adverse economic and industry conditions;

•                       require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including our operations, future business opportunities and capital expenditures;

•                       limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; and

•                       limit, by the financial and other restrictive covenants in our loan agreement, our ability to borrow additional funds; and

•                       have a material adverse effect on us if we fail to comply with the covenants in our loan agreement because such failure could result in an event of default which, if not cured or waived, could result in our indebtedness becoming immediately due and payable.

Restrictive covenants in our credit facility may restrict our ability to pursue our business strategies.

Our senior secured revolving credit facility contains various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

•                       incur additional indebtedness;

•                       pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•                       sell assets;

•                       create liens on certain assets to secure debt; and

•                       consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Our credit facility also contains restrictive covenants that require the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and there can be no assurance that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under the credit facility and the lender could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

Our business is subject to risks associated with the ongoing financial crisis and weakening economy.

Our revenues and performance depend significantly on consumer confidence and spending, which have recently deteriorated due to current economic conditions. This economic downturn and decrease in consumer spending may adversely impact our revenues, ability to market our products or otherwise implement our business strategy.  Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on the our liquidity and capital resources, including our ability to sell third-party securities in which we have invested some of our short-term assets or raise additional capital, of needed, or the ability of our lender to honor draws on our credit facility, or otherwise negatively impact our business and financial results.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROGER M. LAVERTY III	President and Chief Executive Officer
Roger M. Laverty III	(principal executive officer)	May 11, 2009

/s/ JOHN E. SIMMONS	Treasurer and Chief Financial Officer
John E. Simmons	(principal financial and accounting officer)	May 11, 2009

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed herewith).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on March 18, 2005 and incorporated herein by reference).

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

10.1

Asset Purchase Agreement, dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).

10.2

Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.3

Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).

10.4	Farmer Bros. Co. Amended and Restated Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Form 10-K for the year ended June 30, 2007 and incorporated herein by reference).*

10.5	Farmer Bros. Co. Amended and Restated 2005 Incentive Compensation Plan (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).*

10.6	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended June 30, 2007 and incorporated herein by reference).*

10.7

Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.30 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).*

10.8

Good Faith Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) (filed as Exhibit 10.31 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).*

10.9

Loan Agreement dated July 21, 2003 between the Company and Wells Fargo Bank, Trustee of the Farmer Bros. Co. Employee Stock Ownership Plan (filed as Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).

10.10

Form of Change in Control Severance Agreements entered into with each of the following officers: Michael J. King and John E. Simmons (filed as Exhibit 99 to the Company’s Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).*

10.11

Change in Control Severance Agreement (Laverty), dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.12

Change in Control Severance Agreement (Webb), dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.13

Form of Amendment No. 1 to Change in Control Severance Agreement entered into with each of the following officers: Roger M. Laverty III, Drew H. Webb, John E. Simmons and Michael J. King (filed as Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).*

10.14

Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.15

Amendment No. 1 to Employment Agreement, dated December 5, 2007, between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference)*

10.16

Amendment No. 2 to Employment Agreement, dated December 31, 2007, between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).*

10.17

Employment Agreement, dated March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.18

Amendment No. 1 to Employment Agreement, dated December 31, 2007, between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.15 to the Company’s Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).*

10.19	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *

10.20

Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.21

Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.22	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.23

Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.24

Form of Award Letter (Fiscal 2006) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on August 30, 2006 and incorporated herein by reference).*

10.25

Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*

10.26

Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.27

Form of 2008 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.28

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