Form 10-K
period 2009-06-30
FARMER BROTHERS CO
filed 2009-09-14
CIK 34563

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2008 was approximately $167 million.

DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into Part III of this Form 10-K: certain portions of the definitive proxy statement for the fiscal year ended June 30, 2009 that is expected to be filed with the U.S. Securities and Exchange Commission on or before October 28, 2009.

         On September 3, 2009 the registrant had 16,126,580 shares outstanding of its common stock, par value $1.00 per share, which is the registrant's only class of common stock.

PART I

Item 1.    Business

Overview

        Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the "Company," "we," "our" or "Farmer Bros.") is a manufacturer, wholesaler and distributor of coffee and non-coffee ("allied") products to the institutional food service segment. We were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment and are in the business of roasting, packaging, and distributing coffee and allied products through direct and brokered sales to our customers throughout the contiguous United States.

Business Strategy

        On April 27, 2007, to enhance our product offerings to include specialty coffee products, we completed the acquisition of Coffee Bean Holding Co., Inc., a Delaware corporation ("CBH"), the parent company of Coffee Bean International, Inc., an Oregon corporation ("CBI"), a specialty coffee manufacturer and wholesaler headquartered in Portland, Oregon (the "CBI Acquisition"). To expand our national presence and improve our channel penetration, on February 28, 2009, we completed the acquisition from Sara Lee Corporation, a Maryland corporation ("Sara Lee"), and Saramar, L.L.C., a Delaware limited liability company ("Saramar" and collectively with Sara Lee, "Seller Parties") of certain assets used in connection with Seller Parties' direct store delivery coffee business in the United States (the "DSD Coffee Business"). The acquired business also includes the distribution, sale and service of brewed and liquid coffee equipment as well as the right to distribute sauces and dressings to customers of the DSD Coffee Business.

        Our mission is to "sell great coffee and allied products and provide superior service one customer at a time." In fiscal 2009, the acquisition of the DSD Coffee Business furthered our efforts to achieve this mission. As a primary result of this acquisition, our sales grew to $341.7 million in fiscal 2009 from $266.5 million in fiscal 2008, and we acquired over 2,000 new SKU's and over 60 trademarks, tradenames and service marks including the major regional brands MCGARVEY®, CAIN'S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN®, PREBICA®, WECHSLER®, WORLD'S FINEST® and CAFÉ ROYAL®, and the national brand SUPERIOR®, broadened and diversified our customer base to include a major presence in the gaming industry as well as significant national chain accounts, and expanded geographically from our previous 28 state marketing area into all 48 contiguous states. During fiscal 2010 we plan to complete the post-acquisition integration of the DSD Coffee Business in an effort to realize the selling and operating efficiencies of the combined organization through consolidation of product offerings and SKU's, streamlining of routes and distribution logistics, and consolidation of warehouses and distribution centers, with an expanded, customer-focused organization enabled by enhanced information management tools and training.

Business Operations

        Our product line is specifically focused on the needs of our market segment: institutional food service establishments including restaurants, hotels, casinos, hospitals and food service providers, as well as retailers such as convenience stores, coffee houses, general merchandisers, private-label retailers and grocery stores. Our product line includes roasted coffee, liquid coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices, gelatins and puddings, soup, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Our product line presently includes over 400 items. For the past three fiscal years sales of roasted coffee products represented approximately 50% of our total sales and no single product other than roasted coffee accounted for more than 10% of our total sales. Coffee purchasing, roasting and packaging takes place at our

Torrance, Portland and Houston plants. Spice blending and packaging takes place at our Torrance, California and Oklahoma City, Oklahoma plants. Our distribution centers include our Torrance, Houston and Portland plants, as well as new distribution centers in Fridley, Minnesota, Bensenville, Illinois and Moonachie, New Jersey.

Raw Materials and Supplies

        Our primary raw material is green coffee, an agricultural commodity. Green coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived shortages, political unrest, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Green specialty coffees sell at a premium to other green coffees due to the inability of producers to increase supply in the short run to meet rising demand. As a result, the price spread between specialty coffee and non-specialty coffee is likely to widen as demand continues to increase.

        Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations.

        Other raw materials used in the manufacture of our allied products include a wide variety of spices, such as pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. Such fluctuations, however, historically have not had a material effect on our operating results.

Trademarks and Licenses

        We own 132 registered trademarks which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. The Company and Sara Lee have entered into certain operational agreements that include trademark and formula license agreements.

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

Distribution

        Most sales are made "off-truck" to our institutional food service customers at their places of business by our sales representatives who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. We serve our customers from six distribution centers strategically located for national coverage. Our distribution trucks are replenished from 179 branch warehouses located throughout the contiguous United States. We operate our own trucking fleet to support our long-haul distribution requirements. A portion of our products are distributed by third parties or are direct shipped via common carrier. We maintain inventory levels at each branch warehouse to allow for minimal interruption in supply.

Customers

        We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hotels, casinos, hospitals, food service providers and convenience stores.

As a result of the CBI Acquisition we added additional customer categories including gourmet coffee houses, private-label retailers, national mass market merchandisers and other national accounts, and grocery stores. We believe customer contact, our distribution network and our service quality, are integral to our sales effort. No single customer represents a significant concentration of sales. As a result, the loss of one or more of our larger customer accounts is not likely to have a material adverse effect on our results of operations.

Competition

        We face competition from many sources, including the institutional food service divisions of multi-national manufacturers of retail products such as The J.M. Smucker Company (Folgers Coffee), Kraft Foods Inc. (Maxwell House Coffee) and Sara Lee Corporation, wholesale grocery distributors such as Sysco Corporation and U.S. Food Service, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc. and Peet's Coffee & Tea, Inc. We believe our longevity, the quality of our products, our national distribution network and our superior customer service operations are the major factors that differentiate us from our competitors.

        Competition is robust and is primarily based on products and price, with distribution often a major factor. Most of our customers rely on us for distribution, however some of our customers use third party distribution or conduct their own distribution. Some of our customers are "price" buyers, seeking the low cost provider with little concern about service, while others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.

Working Capital

        We finance our operations internally and through borrowings under our $50 million senior secured revolving credit facility with Wachovia Bank, National Association. We believe this credit facility, in addition to our other liquid assets, provides sufficient capital resources and flexibility for the next twelve months to allow us to make investments in the DSD Coffee Business, fund integration expenses, meet necessary working capital requirements and implement our business plan without relying solely on cash flow from operations.

Foreign Operations

        We have no material revenues from foreign operations.

Other

        On June 30, 2009 we employed 2,218 employees, 691 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Available Information

        Our Internet website address is http://www.farmerbros.com (the website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be part of this filing), where we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K including amendments thereto as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission ("SEC").

Item 1A.    Risk Factors

        Certain statements contained in this annual report on Form 10-K regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management's current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like "anticipates," "feels," "estimates," "projects," "expects," "plans," "believes," "intends," "will," "assumes" and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, our ability to successfully integrate the CBI and DSD Coffee Business acquisitions, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties' securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC.

        You should consider each of the following factors as well as the other information in this annual report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this annual report on Form 10-K, including our financial statements and the related notes.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE THE DSD COFFEE BUSINESS INTO OUR EXISTING BUSINESS, WHICH MAY PREVENT US FROM REALIZING THE EXPECTED SYNERGIES AND OTHER BENEFITS OF THE ACQUISITION, WHICH COULD ADVERSELY AFFECT OUR FUTURE RESULTS.

        The integration of the DSD Coffee Business into our business is a complex, costly and time-consuming process which presents significant challenges and risks to our business, including:

  •
  distraction of management from ongoing business concerns;

  •
  assimilation and retention of employees and customers of the DSD Coffee Business;

  •
  differences in the culture of the DSD Coffee Business and the Company's culture;

  •
  unforeseen difficulties in integrating the DSD Coffee Business, including information systems and accounting controls;

  •
  failure of the DSD Coffee Business to continue to generate income at the levels upon which we based our acquisition decision;

  •
  managing the DSD Coffee Business operations through offices in Downers Grove, Illinois, which is distant from the Company's headquarters in Torrance, California;

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

WE ARE RELYING ON SARA LEE TO PROVIDE US WITH CERTAIN TRANSITION SERVICES THAT ARE CRITICAL TO THE ONGOING OPERATION OF THE DSD COFFEE BUSINESS.

        We continue to rely on Sara Lee to provide us with certain services previously provided by Sara Lee to the DSD Coffee Business for a transition period of up to eighteen (18) months through August 2010 depending on the specific service. These services include maintaining the IT infrastructure and communications services, including network hosting, monitoring and reporting. Sara Lee provides the support for the software and processes that record and maintain sales transactions, create accounts receivable and bills customers, maintain accounts payable and pays vendors, provide inventory control and generally provide for most critical business accounting needs. These transition services are critical to the ongoing operation of the DSD Coffee Business during the transition period. If Sara Lee fails or is unable to continue to provide such services to us, we may be unable to service customers of the DSD Coffee Business which may harm our reputation and adversely affect the business, financial condition and results of operations of the DSD Coffee Business. Our dependency on Sara Lee for IT services during the transition period may increase the risk of material internal control deficiencies and the related probability of a restatement of our operating results as a result of untraced accounting errors within the Sara Lee maintained software and/or Sara Lee's inability to effectively maintain both internal control and data integrity.

UPON EXPIRATION OF THE TRANSITION PERIOD, WE MAY BE UNABLE TO PROVIDE THE TRANSITION SERVICES OURSELVES OR OBTAIN SUCH SERVICES FROM A THIRD-PARTY ON COMMERCIALLY REASONABLE TERMS.

        After the dates on which Sara Lee is no longer required to provide transition services to us, we expect that such services will be provided by our internal operations and/or third-party service providers. These services include integrating the IT infrastructure of several hardware and software systems. A failure to identify all of the components of IT infrastructure and personnel necessary to transition successfully from Sara Lee may adversely impact our ability to operate the DSD Coffee Business following the transition period. There can be no assurance that we will be able to develop the ability to provide these services ourselves on a cost efficient basis or obtain such services from a third-party on commercially reasonable terms.

WE RELY ON INFORMATION TECHNOLOGY AND ARE DEPENDENT ON ENTERPRISE RESOURCE PLANNING SOFTWARE IN OUR OPERATIONS. ANY MATERIAL FAILURE, INADEQUACY, INTERRUPTION OR SECURITY FAILURE OF THAT TECHNOLOGY COULD AFFECT OUR ABILITY TO EFFECTIVELY OPERATE OUR BUSINESS.

        We rely on information technology systems across our operations, including management of our supply chain, point-of-sale processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, our inability to integrate the DSD Coffee Business systems with ours, or a breach in security of these systems could result in delays in processing replenishment orders from our branches, our inability to record product sales and reduced operational efficiency. Significant capital investments could be required to remediate any potential problems.

        We rely on WTS, a company affiliated with Oracle, and its employees, in connection with the hosting of our integrated management information system. This system is essential to our operations and currently includes all accounting and production software applications. WTS also hosts our route sales application software. If WTS were to experience financial, operational or quality assurance difficulties, or if there were any other disruption in our relationship with WTS, we might be unable to produce financial statements, fill replenishment orders for our branch warehouses, issue payroll checks, process payments to our vendors or bill customers. Any of these items could have a material adverse effect on the Company.

IMPAIRMENT CHARGES RELATED TO OUR GOODWILL OR LONG-LIVED ASSETS COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.

        We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset are less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value.

        For the purposes of this analysis, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. Our estimates of future cash flows included estimated growth rates and assumptions about the extent and duration of the current economic downturn and operating results of our subsidiary, CBI.

        As of June 30, 2009, we had a goodwill balance of $5,310,000. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our $5,310,000 goodwill balance in future periods, including, but not limited to:

  •
  A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of any of our reporting units below its carrying value.

  •
  Further weakening of the economy or the failure of CBI to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units.

        It is not possible at this time to determine if any such future impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to review our goodwill and other intangible assets for possible impairment. We cannot be certain that a future downturn in CBI's business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

        We also test our other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of June 30, 2009, we had $35,921,000 of long-lived intangible assets.

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

        Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee on forward contracts for delivery as long as six months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce our potential price risk exposure we have, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk."

INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.

        Our primary raw material is green coffee, an agricultural commodity. Green coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived shortages, political unrest, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Green specialty coffees sell at a premium to other green coffees due to the inability of producers to increase supply in the short run to meet rising demand. As a result, the price spread between specialty coffee and non-specialty coffee is likely to widen as demand continues to increase.

        Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations. As a result these organizations or others may succeed in raising green coffee prices.

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

        We have a $50 million senior secured revolving credit facility. As of September 3, 2009, approximately $9 million was outstanding under this credit facility. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to a decrease in our net income. Our debt obligations could also:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including the payment of dividends, funding daily operations, investing in future business opportunities and capital expenditures;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate thereby placing us at a competitive disadvantage compared to our competitors that may have less debt or debt with less restrictive debt covenants;

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

RESTRICTIVE COVENANTS IN OUR CREDIT FACILITY MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.

        Our senior secured revolving credit facility contains various covenants that limit our ability and/or our subsidiaries' ability to, among other things:

  •
  incur additional indebtedness;

  •
  pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

  •
  sell assets;

  •
  create liens on certain assets to secure debt; and

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

        Our credit facility also contains restrictive covenants that require the Company and its subsidiaries to satisfy financial condition tests. Our ability to meet those tests may be affected by events beyond our control, and there can be no assurance that we will meet those tests. The breach of any of these covenants or our failure to meet the financial condition tests could result in a default under the credit facility, and the lender could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH THE CURRENT ECONOMIC CLIMATE.

        Our revenues and performance depend significantly on consumer confidence and spending, which have deteriorated due to current economic conditions. This economic downturn and decrease in consumer spending may continue to adversely impact our revenues, and may affect our ability to market our products or otherwise implement our business strategy. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to sell third-party securities in which we have invested some of our short-term assets or raise additional capital, if needed, or the ability of our lender to honor draws on our credit facility, or otherwise negatively impact our business and financial results.

VOLATILITY IN THE EQUITY MARKETS OR INTEREST RATE FLUCTUATIONS COULD SUBSTANTIALLY INCREASE OUR PENSION COSTS AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

        At the end of fiscal 2009, the projected benefit obligation of our defined benefit pension plans was $100.1 million and assets were $61.7 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $4.8 million in contributions to our pension plans in fiscal 2010 and record an accrued expense of approximately $7 million per year beginning in fiscal 2010. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

REDUCTIONS IN CONSUMER DISCRETIONARY SPENDING COULD ADVERSELY AFFECT OUR BUSINESS.

        Our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including "dining out" as well as the purchase of high-end consumables like specialty coffee. Economic conditions may also cause businesses to reduce travel and entertainment expenses, and may even cause office coffee benefits to be eliminated. These factors could reduce demand for our products or impose practical limits on pricing, either of which could adversely affect our business, financial condition, operating results and cash flows.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

        We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the food service divisions of multi-national manufacturers of retail products such as The J.M. Smucker Company (Folgers Coffee), Kraft Foods Inc. (Maxwell House Coffee) and Sara Lee Corporation, wholesale grocery distributors such as Sysco Corporation and U.S. Food Service, regional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc. and Peet's Coffee & Tea, Inc.

If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened.

OUR SALES AND DISTRIBUTION NETWORK IS COSTLY TO MAINTAIN.

        Our sales and distribution network requires a large investment to maintain and operate. Costs include the fluctuating cost of gasoline, diesel and oil, costs associated with managing, purchasing, leasing, maintaining and insuring a fleet of delivery vehicles, the cost of maintaining distribution centers and branch warehouses throughout the country, and the cost of hiring, training and managing our route sales professionals. Many of these costs are beyond our control, and others are fixed rather than variable. Some competitors use alternate methods of distribution that eliminate many of the costs associated with our method of distribution.

WE ARE SELF-INSURED. OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.

        We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers' compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods.

EMPLOYEE STRIKES AND OTHER LABOR-RELATED DISRUPTIONS MAY ADVERSELY AFFECT OUR OPERATIONS.

        We have union contracts relating to a significant portion of our workforce. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future. There are potential adverse effects of labor disputes with our own employees or by others who provide transportation (shipping lines, truck drivers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. These actions could restrict our ability to obtain, process and/or distribute our products.

OUR ROASTING AND BLENDING METHODS ARE NOT PROPRIETARY, SO COMPETITORS MAY BE ABLE TO DUPLICATE THEM, WHICH COULD HARM OUR COMPETITIVE POSITION.

        We consider our roasting and blending methods essential to the flavor and richness of our coffees and, therefore, essential to our brand. Because our roasting methods cannot be patented, we would be unable to prevent competitors from copying these methods if such methods became known. If our competitors copy our roasts or blends, the value of our brand may be diminished, and we may lose customers to our competitors. In addition, competitors may be able to develop roasting or blending methods that are more advanced than our production methods, which may also harm our competitive position.

WE ARE LARGELY RELIANT ON MAJOR FACILITIES IN CALIFORNIA, TEXAS AND OREGON FOR PRODUCTION OF OUR PRODUCT LINE.

        A significant interruption in operations at our manufacturing facilities in Torrance, California (our largest facility), Houston, Texas or Portland, Oregon, whether as a result of an earthquake, hurricane, natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. The majority of our green coffee comes through the Ports of Los Angeles, Long Beach, Houston, San Francisco and Portland. Any interruption to port operations, highway arteries, gas mains or electrical service in these areas could restrict our ability to supply our branches with product and would adversely impact our business.

OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM QUARTER TO QUARTER WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

        Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition from existing or new competitors in our industry, changes in consumer preferences, and our ability to manage inventory and fulfillment operations and maintain gross margins. Fluctuations in our operating results as a result of these factors or for any other reason, could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.

OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, THE PRICE OF OUR STOCK MAY BE NEGATIVELY AFFECTED.

        We have incurred operating losses for each of the prior three fiscal years and a net loss in two of the prior three fiscal years. If our current strategies are unsuccessful we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline.

FUTURE FUNDING DEMANDS UNDER PENSION PLANS FOR CERTAIN UNION EMPLOYEES ARE UNKNOWN.

        We participate in several multi-employer defined benefit plans for certain union employees. The management, funding status and future viability of these plans is not known at this time. The nature of the contract with these plans allows for future funding demands that are outside our control or ability to estimate.

WE DEPEND ON THE EXPERTISE OF KEY PERSONNEL. THE UNEXPECTED LOSS OF ONE OR MORE OF THESE KEY EMPLOYEES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND COMPETITIVE POSITION.

        Our continued success largely depends on the efforts and abilities of our executive officers and other key personnel. There is limited management depth in certain key positions throughout the Company. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of key employees could adversely affect our operations and competitive position. We do not maintain key person life insurance policies on any of our executive officers.

WE ARE SUBJECT TO RE-FUNDING OBLIGATIONS AND MAY ACQUIRE ADDITIONAL SHARES UNDER THE ESOP.

        The Farmer Bros. Co. Employee Stock Ownership Plan (the "ESOP") was designed to help us attract and retain employees and to better align the efforts of our employees with the interests of our stockholders. It is possible that additional shares could be acquired that might deplete our available cash or require us to borrow additional funds. We expect that the future re-funding liability of the existing shares in the ESOP will increase and require additional investment as the ESOP matures and individual holdings grow. When employees vested in the ESOP leave the Company, they have the right to "put" their shares to the Company for cash. Our re-funding liability for fiscal 2010 is estimated to be

$2.1 million. Major assumptions which lead to this result include a 5% appreciation rate in the price of our common stock, the current number of shares in the ESOP and participant demographics.

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN A LOWER TRADING PRICE FOR OUR STOCK THAN IF OWNERSHIP OF OUR STOCK WAS LESS CONCENTRATED.

        As of September 3, 2009, members of the Farmer family or entities controlled by the Farmer family (including trusts and a family partnership) as a group beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

        All of our outstanding shares are eligible for sale in the public market, subject in certain cases to limitations under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"). Also, shares subject to outstanding options and restricted stock under the Farmer Bros. Co. 2007 Omnibus Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, our stock ownership guidelines, and Rule 144 under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

        We have adopted a stockholder rights plan (the "Rights Plan") pursuant to which each share of our outstanding common stock is accompanied by one preferred share purchase right (a "Right"). Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share, at a purchase price of $112.50, subject to adjustment. The Rights expire on March 28, 2015, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

        In addition, our Board of Directors has the authority to issue up to 500,000 shares of preferred stock (of which 200,000 shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change of control of the Company without further action by stockholders and may adversely affect the voting and other rights of the holders of our common stock.

        Further, certain provisions of our charter documents, including a classified board of directors, provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX"), the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Compliance with SOX Section 404 has been a challenge for many companies. Our ability to continue to comply is uncertain as we expect that our internal controls will continue to evolve as our business activities change. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management's assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, that may be identified in future periods.

Item 1.B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our largest and most significant facility consists of our roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our long-haul trucking fleet. Coffee purchasing, roasting and packaging takes place at our Torrance, California, Portland, Oregon, and Houston, Texas plants. Spice blending and packaging takes place at our Torrance, California and Oklahoma City, Oklahoma plants. Our distribution centers include our Torrance, Portland and Houston plants as well as new distribution centers in Fridley, Minnesota, Bensenville, Illinois and Moonachie, New Jersey.

        During fiscal 2008 we completed improvements to a new 125,000 square foot leased manufacturing facility in Portland, Oregon that serves as the manufacturing and distribution point for our specialty coffee customers. CBI relocated to this new facility in August 2008.

        We stage our products in 179 branch warehouses throughout the contiguous United States. These warehouses, taken together, represent a vital part of our business, but no individual warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 2,500 to 50,000 square feet. Approximately 34% of our facilities are leased with a variety of expiration dates through 2014. The lease on the new CBI facility expires in 2018 and has a 10 year renewal option.

        We believe our plants, distribution centers and branch warehouses will continue to provide adequate capacity for the foreseeable future.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        During the fourth quarter of fiscal 2009 no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We have one class of common stock which is traded on the NASDAQ Global Market under the symbol "FARM." The following table sets forth, for the periods indicated, the cash dividends declared and the high and low sales prices of the shares of common stock of the Company as quoted on the NASDAQ Global Market.

	Fiscal year ended June 30, 2009			Fiscal year ended June 30, 2008
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$28.49	$20.21	$0.115	$25.33	$19.89	$0.115
2nd Quarter	$25.46	$17.00	$0.115	$27.25	$21.30	$0.115
3rd Quarter	$25.49	$14.26	$0.115	$24.50	$20.12	$0.115
4th Quarter	$25.49	$17.31	$0.115	$25.00	$21.15	$0.115

Holders

        There were approximately 2,291 holders of record on September 3, 2009. Holders of record is based upon the number of record holders and individual participants in security position listings.

Dividends

        Dividends have been or will be funded through cash flow from operations and available cash on hand. We, at the discretion of our Board of Directors and subject to applicable law, anticipate paying regular quarterly dividends on our common stock for the foreseeable future. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included in Part II, Item 7 of this Form 10-K and Note 9 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Equity Compensation Plan Information

        This information appears in Part III, Item 12, hereof.

Performance Graph

        The chart set forth below shows the value of an investment of $100 on June 30, 2004 in each of Farmer Bros. Co. common stock, the Russell 2000 Index and the Value Line Food Processing Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year. The historical stock price performance of the Company's common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return*
Farmer Bros. Co., Russell 2000 Index And Value Line Food Processing Index
(Performance Results Through 6/30/09)

	2004	2005	2006	2007	2008	2009
Farmer Bros. Co.	$100.00	$84.31	$83.70	$89.13	$84.94	$93.84
Russell 2000 Index	$100.00	$108.14	$122.51	$140.94	$116.59	$85.93
Food Processing	$100.00	$105.97	$108.90	$138.02	$132.21	$125.63

Assumes $100 invested at the close of trading June 30, 2004 in Farmer Bros. Co. common stock, Russell 2000 Index, and Value Line Food Processing Index.

* Cumulative total return assumes reinvestment of dividends.

Source: Value Line, Inc.

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.

Item 6.    Selected Financial Data

	For the fiscal years ended June 30,
	2009(1)	2008(2)	2007	2006	2005
	(In thousands, except per share data)
Net sales	$341,724	$266,485	$216,259	$207,453	$198,420
(Loss) income from operations	$(15,203)	$(10,644)	$(4,076)	$(2,965)	$(6,583)
Net (loss) income (3)	$(33,270)	$(7,924)	$6,815	$4,756	$(5,427)
Net (loss) income per common share	$(2.29)	$(0.55)	$0.48	$0.34	$(0.40)
Total assets	$330,017	$312,984	$337,609	$317,237	$314,923
Capital lease obligations	$1,252	$—	$—	—	—
Cash dividends per common share	$0.46	$0.46	$0.44	$0.42	$0.40

(1)
Includes the results of operations of the DSD Coffee Business since it was acquired by the Company on February 28, 2009.

(2)
Includes the results of operations of CBH since it was acquired by the Company on April 27, 2007.

(3)
Includes deferred tax asset valuation allowance in the amount of $19,663,000 recorded as a tax expense in fiscal 2009.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2009, 2008, and 2007 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the "Risk Factors" described in Item 1A of this report.

Overview

        Farmer Bros. Co. is a manufacturer, wholesaler and distributor of coffee and allied products through direct and brokered sales to our customers throughout the contiguous United States. Our product line is specifically focused on the needs of our market segment: institutional food service establishments including restaurants, hotels, casinos, hospitals and food service providers, as well as retailers such as convenience stores, coffee houses, general merchandisers, private-label retailers and grocery stores. Our product line includes roasted coffee, liquid coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices gelatins and puddings, soup, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves.

        In April 2007, we acquired all of the outstanding shares of CBH for a purchase price of $23.6 million in cash, including transaction costs of approximately $1.4 million, net of the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in our consolidated financial statements since April 27, 2007.

        On February 28, 2009, we completed the acquisition of the DSD Coffee Business. Subject to certain post-closing adjustments relating to the amount of consumable inventory and prepaid expenses at closing, and after giving effect to certain reimbursement obligations of the parties relating to accounting costs, IT carve-out costs, and transfer taxes and fees, as well as real and personal property tax and utility prorations, the amount paid to Seller Parties at closing was approximately $45.6 million. The purchase price was paid with approximately $16.1 million of Company cash and $29.5 million of proceeds from a bank loan. In addition, we paid approximately $2.7 million of acquisition related expenses in cash. At closing, we assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. As of June 30, 2009, these liabilities are estimated to be a total of $2,026,000 consisting of $1,322,000 for costs related to exiting certain acquired operations, $609,000 for accrued vacation and $95,000 in other estimated liabilities. The results of operations of the DSD Coffee Business have been included in our consolidated financial statements since March 1, 2009. We re-financed and replaced certain existing truck leases relating to DSD Coffee Business vehicles during the fourth quarter of fiscal 2009 as described below under the heading "Contractual Obligations."

        In connection with the closing, Seller Parties and the Company entered into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement. One of the co-pack agreements provides that Sara Lee will manufacture branded products for us for a period of three years. Under this agreement we have agreed to purchase certain minimum product quantities from Sara Lee subject to certain permitted reductions. Under the other co-pack agreement, we have agreed to perform co-packing services for Sara Lee as Sara Lee's agent. As a result, we recognize revenue from this arrangement on a net basis, net of direct costs of revenue. The transition services agreement provides that Sara Lee will perform a number of services for us on an interim basis, including distribution and warehousing of finished goods for up to six months and hosting, maintaining and supporting IT infrastructure for up to eighteen months.

        The accompanying unaudited consolidated financial statements do not include pro-forma historical information, as if the results of the DSD Coffee Business had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward-looking information, rather than historical information, would be required since the DSD Coffee Business was operated as part of a larger business within Sara Lee and there will be a different operating cost structure and different operations support under the Company's ownership. Net revenue of the DSD Coffee Business for the eight months ended February 28, 2009 (the effective date of the acquisition) was approximately $134 million, and approximately $228 million for the fiscal year ended June 30, 2008. However the Company has not provided forward-looking information with respect to incremental costs and expenses to be incurred because such information is not determinable.

        The acquisition has been accounted for as an asset purchase. The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of February 28, 2009 as determined by management based upon a third-party valuation. The purchase price allocation has not been finalized, since it is possible that certain adjustments may be made if additional facts or circumstances become known that impact the estimates. Revisions to the allocation, which may be significant, will be reported as changes to various assets and liabilities. Certain costs related to the integration of the DSD Coffee Business with our existing business, including the costs of exiting certain acquired operations, have been capitalized as purchase-related costs and allocated to the acquired assets. The purchase price allocation is expected to be finalized during fiscal 2010.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, based on the preliminary purchase price allocation (dollars in thousands):

Fair Value of Assets Acquired		Estimated Useful Life (years)
Inventory	$16,437
Prepaid expense	1,138

Current assets	17,575
Vehicles	1,044	5
Machinery	10,954	3-5
Property, plant & equipment	5,577	30
Land	1,945

Fixed assets	19,520
Trademarks	2,115	indefinite
Customer relationships	7,855	8
Distribution agreement	2,493	10
Co-pack agreement	755	6

Intangible assets	13,218

Total assets acquired	50,313
Liabilities assumed	(2,026)

Net assets acquired	$48,287

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are discussed in Note 1 to our consolidated financial statements, included herein at Item 8. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance of our workers' compensation liabilities, tax liabilities and litigation. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable based on information available to us at the time these estimates are made.

        While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, actual results may differ from these estimates, which could require us to make adjustments to these estimates in future periods.

        We believe that the estimates, judgments and assumptions involved in the accounting policies described below require the most subjective judgment and have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Our senior management has reviewed the development and selection of these critical accounting policies and estimates, and their related disclosure in this report, with the Audit Committee of our Board of Directors.

Coffee Brewing Equipment and Service

        Expenses related to coffee brewing equipment provided to customers include the cost of the equipment as well as the cost of servicing that equipment (including service employees' salaries, the cost of transportation and the cost of supplies and parts). Coffee brewing equipment is capitalized and depreciated over a three year period and the depreciation expense is reported in cost of sales. Since we believe the costs of servicing the equipment are better characterized as direct costs of generating revenues from our customers, we have reported such costs as cost of sales in the accompanying financial statements.

Investments

        Our investments consist of money market instruments, marketable debt and equity securities and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward purchase contracts and commodity purchase agreements. All derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2009 and 2008 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

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

Impairment of Goodwill and Intangible Assets

        We perform our annual goodwill and indefinite-lived intangible assets impairment test as of March 31 of each fiscal year. Under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Under SFAS 142, indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

        In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the fiscal years ended June 30, 2009 or 2008.

Self-Insurance

        We are self-insured for California workers' compensation insurance subject to specific retention levels and use historical analysis to determine and record the estimates of expected future expenses resulting from workers' compensation claims. The estimated outstanding losses are the accrual cost of unpaid claims valued as of June 30, 2009. The estimated outstanding losses, including allocated loss adjustment expenses ("ALAE"), include case reserves, the development on known claims and incurred but not reported (IBNR) claims. ALAE are the direct expenses for settling specific claims. The amounts reflect the per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.

        Management believes that the amount accrued is adequate to cover all known claims at June 30, 2009. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results. If our estimate were off by as much as 15%, the reserve could be under or overstated by approximately $852,000 as of June 30, 2009.

        Estimated Company liability resulting from our general liability policies, within our deductible limits, is accounted for by specific identification. Large losses have historically been infrequent, and the lag between incurred but not reported claims has historically been short. Once a potential loss has been identified, the case is monitored by our risk manager to try and determine a likely outcome. Lawsuits arising from injury that are expected to reach our deductible are not reserved until we have consulted with legal counsel, become aware of the likely amount of loss and determined when payment is expected.

        The estimated liability related to our self-insured group medical insurance is recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.

Retirement Plans

        We have two defined benefit plans that provide retirement benefits for the majority of our non-union employees. Our union employees are covered by multiemployer union defined benefit plans.

        We obtain actuarial valuations for our plans and at present we discount the pension obligations using a 6.25% discount rate and we estimate an 8.25% return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.

        At the end of fiscal 2009, the projected benefit obligation of our defined benefit pension plans was $100.1 million and assets were $61.7 million. This decrease in asset values is recognized in a decrease in other comprehensive income ("OCI") and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $4.8 million in contributions to our pension plans in fiscal 2010 and record an accrued expense of approximately $7 million per year beginning in 2010. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

        The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed long term rate of return for fiscal 2010.

Farmer Bros. Plan (dollars in thousands) Discount Rate	5.75%	Actual 6.25%	6.75%
2010 net periodic benefit cost	$9,942	$9,034	$8,215
Projected benefit obligation	$103,198	$96,652	$90,747

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
2010 net periodic benefit cost	$9,321	$9,034	$8,747

Brewmatic Plan (in thousands) Discount Rate	5.75%	Actual 6.25%	6.75%
2010 net periodic benefit cost	$240	$232	$225
Projected benefit obligation	$3,637	$3,476	$3,329

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
2010 net periodic benefit cost	$243	$232	$220

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

Deferred Tax Asset Valuation Allowance

        The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"), requires that companies assess whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making such assessment, significant weight is to be given to evidence that can be objectively verified such as recent operating results and less consideration is to be given to less objective indicators such as future earnings projections. The Company has evaluated its deferred tax assets in accordance with these requirements.

        A significant negative factor was the Company's three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, compared to the size of deferred tax assets. The deferred tax assets in fiscal 2009 increased to $41,387,000 as compared to $21,556,000 in fiscal 2008. This increase primarily resulted from decreased pension asset values which in turn created increased pension plan contribution obligations. These considerations outweighed our ability to rely on projections of future taxable income and future appreciation of pension assets, and as a result the Company has established a valuation allowance against the deferred tax assets in the amount of $33,278,000, of this amount $19,663,000 was recorded as a current year tax expense and $13,615,000 was recorded as a reduction in other comprehensive income.

Post-Retirement Benefits

        We sponsor a defined benefit post-retirement medical and dental plan that covers non-union employees and retirees, and certain union locals. The plan is contributory and retiree contributions are fixed at a current level. Our retiree medical plan is not funded and its liability was calculated using an assumed discount rate of 6.61% at June 30, 2009. We project an initial medical trend rate of 8% ultimately reducing to 5.5% in 4 years.

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

        The effect of adopting this new plan was recorded on the effective date of the plan, January 1, 2008, as an increase in Accumulated Other Comprehensive Income of $16,739,000 (net of related tax effects of $10,571,000), and a reduction to the retiree medical liability of $27,311,000. The Accumulated Other Comprehensive Income amount is expected to be amortized as a reduction in expense over a period of 7 to 12 years. Amortization in fiscal 2009 was $712,000.

Share-Based Compensation

        We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004),"Share-Based Payment" ("SFAS 123R") for our share-based compensation. Under SFAS 123R, all share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense in our consolidated statement of operations over the requisite service period. The process of estimating the fair value of share-based compensation awards and recognizing share-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option-valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock, (ii) dividend yield, (iii) risk-free interest rates and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rate on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future.

Liquidity and Capital Resources

Credit Facility

        On March 2, 2009 we entered into a Loan and Security Agreement (the "Loan Agreement"), with Wachovia Bank, National Association, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes. The Loan Agreement contains a variety of restrictive covenants customary in an asset-based lending facility, including a fixed charge coverage requirement, and it places limits on capital expenditures and dividends. The Loan Agreement allows the Company to pay dividends at the current rate, subject to certain cash flow and liquidity requirements.

        All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in our assets, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The interest rate was 3.75% at June 30, 2009.

        We are in compliance with all restrictive covenants and limitations as of June 30, 2009 and anticipate being in compliance with all restrictive covenants for the foreseeable future. On June 30, 2009 borrowings under the credit facility were $16.2 million and we had excess availability under the credit facility of $33.8 million. As of September 3, 2009, approximately $9 million was outstanding under this credit facility.

Liquidity

        The continued weakness in the economy and the sustained decline in the housing market have kept pressure on the financial markets and reduced the value and liquidity of the preferred stock we hold. In order to have sufficient liquidity to complete the acquisition of the DSD Coffee Business without selling our preferred stock investments, we obtained a $50 million senior secured revolving line of credit with Wachovia Bank described above. Although we expect cost reductions and other positive synergies from integrating the DSD Coffee Business with our operations, the timing of these improvements is uncertain. We believe this credit facility, in addition to our other liquid assets, provides sufficient capital resources and flexibility for the next twelve months to allow us to make investments in the DSD Coffee Business, fund integration expenses, meet necessary working capital requirements and implement our business plan without relying solely on cash flow from operations. Future liquidity, both short and long term, can be negatively affected by then current economic conditions.

        In addition to our acquisition of the DSD Coffee Business described above, during fiscal 2009 we continued to invest in our plants and expand our operations. These additional capital expenditures were approximately $38,901,000 and included the following:

        In August 2008, we relocated CBI's operations to the new CBI headquarters and manufacturing plant in Portland, Oregon. This facility was built with funds derived from internal sources. The total capitalized cost of the new CBI plant and equipment was approximately $22,306,000, of which $11,243,000 was incurred in fiscal 2009.

        We have invested a total of $2,910,000 for two new roasters and associated production and packaging equipment for our Torrance facility, of which $1,664,000 was incurred in in fiscal 2009. The roasters have arrived but installation has been delayed due to delays in the regulatory approval process. We expect to complete this project in fiscal 2010 at an additional cost of approximately $6,000,000.

        We completed the implementation of our mobile sales software in fiscal 2009 at a total cost of approximately $3,084,000 of which $2,175,000 was incurred in fiscal 2009. We expect to implement the same software across the DSD Coffee Business sales network during fiscal 2010.

        In addition to the above, on February 28, 2009, we acquired the DSD Coffee Business and paid approximately $48.3 million consisting of $16.1 million in cash, $29.5 million in borrowings from the revolving credit facility, and $2.7 million in acquisition-related costs.

        Our expected capital expenditures for fiscal 2010 include completion of the installation of the two roasters and other production equipment at an approximate additional cost of $6,000,000, deployment of our mobile sales systems to the route operations of the DSD Coffee Business and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles and machinery and equipment.

        Our working capital is comprised of the following:

	June 30,
	2009	2008	2007
	(In thousands)
Current assets	$186,546	$217,750	$239,362
Current liabilities	76,457	28,909	27,096

Working capital	$110,088	$188,841	$212,266
Capital expenditures	$38,901	$24,293	$12,485
Purchase of business	$48,287	$—	$23,167
Dividends paid	$6,631	$6,670	$6,142

        At June 30, 2009, other than those described above, we had no major commitments for new capital expenditures.

Results of Operations

Fiscal Years Ended June 30, 2009 and 2008

Overview

        Fiscal 2009 has been another year of acquisition for us as we acquired the DSD Coffee Business in February 2009, and a year in which we continued integrating CBI (acquired in April 2007) and made extensive plans for integrating the DSD Coffee Business into our operations. Our sales revenue grew to $341.7 million in fiscal 2009 from $266.5 million in fiscal 2008, we acquired over 2,000 new SKU's and over 60 trademarks, tradenames and service marks including the major regional brands MCGARVEY®, CAIN'S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN®, PREBICA®, WECHSLER®, WORLD'S FINEST® and CAFÉ ROYAL®, and the national brand SUPERIOR®, broadened and diversified our customer base to include a major presence in the gaming industry as well as significant national chain accounts, and expanded geographically from our old 28 state marketing area into all 48 contiguous states.

        During fiscal 2010 we plan to complete the post-acquisition integration of the DSD Coffee Business in an effort to realize the selling and operating efficiencies of the combined organization through consolidation of product offerings and SKU's, streamlining of routes and distribution logistics, and consolidation of warehouses and distribution centers, with an expanded, customer-focused organization enabled by enhanced tools and training. We also intend to continue our integration efforts with respect to CBI, acquired in April 2007. These integration efforts include the creation of a new national sales organization, as well as a national coffee brewing equipment service organization to enable us to better serve the needs of our larger, geographically diverse customer base.

Operations

        Net sales in fiscal 2009 increased $75,239,000 or 28% to $341,724,000 from $266,485,000 in fiscal 2008. Approximately 81% of this increase resulted from the addition of DSD Coffee Business net sales beginning on March 1, 2009. Non-DSD net sales increased $14,541,000 or 5% in fiscal 2009 as compared to fiscal 2008. Unit sales increased approximately 35% in fiscal 2009 as compared to fiscal 2008, and approximately 54% of this increase resulted from the addition of the DSD Coffee Business.

        Cost of goods sold in fiscal 2009 increased $34,435,000, or 23%, to $181,508,000, or 53% of sales, from $147,073,000, or 55% of sales, in fiscal 2008. Approximately 87% of this increase resulted from the addition of the DSD Coffee Business. Our annual LIFO adjustment for inventory on hand at the end of fiscal 2009 increased cost of goods sold by $1,508,000 compared to $5,832,000 in fiscal 2008. In a rising market LIFO costs represent replacement costs of inventory, not actual cost, and in fiscal 2009 we added additional inventory with the purchase of the DSD Coffee Business. Cost of coffee brewing equipment included in cost of good sold for the fiscal year ended June 30, 2009 was $13,140,000 compared to $20,400,000 for the fiscal year ended June 30, 2008. In years prior to fiscal 2007, these costs were presented as selling expenses. This change reduces reported gross profit in the years presented by these amounts but has no impact on net income, total assets, or cash flows in any year.

        Gross profit in fiscal 2009 increased $40,804,000 or 34% to $160,217,000 from $119,412,000 in fiscal 2008. Approximately 76% of this change resulted from the addition of the DSD Coffee Business.

        Operating expenses in fiscal 2009 increased $45,363,000, or 35%, to $175,419,000, or 51% of sales, from $130,056,000, or 49% of sales, in fiscal 2008. Approximately 54% of this increase reflects the addition of the DSD Coffee Business, and approximately 16% of this increase reflects expenses associated with the relocation of CBI's operations to the new manufacturing facility in Portland, Oregon, together with associated start-up costs and related depreciation and amortization from the plant investment. Additional increases in operating expenses in fiscal 2009 include approximately $2,000,000 of additional overhead associated with the operation of the DSD Coffee Business from March 1, 2009 through the end of fiscal 2009 and one-time costs of approximately $2,100,000 related to CBI's move and plant start-up.

        For the reasons noted above, loss from operations in fiscal 2009 increased to ($15,203,000) from ($10,644,000) in fiscal 2008.

Total other (expense) income

        Total other (expense) income, improved in fiscal 2009 to ($3,785,000) from ($4,679,000) in fiscal 2008. This is primarily the result of smaller realized and unrealized investment losses in fiscal 2009 compared to fiscal 2008, partially offset by lower dividend and interest income. Other, net (expense) income was ($8,248,000) in fiscal 2009 as compared to ($12,343,000) in fiscal 2008. Losses in other, net (expense) income incurred in fiscal 2009 are primarily the result of conditions in the U.S. financial markets which resulted in lower expense in fiscal 2009 compared to fiscal 2008.

Net Loss

        As a result of the above operating factors, net loss increased to ($33,270,000) or ($2.29) per common share, including the reserve against deferred tax assets of ($19,660,000) or ($1.35) in fiscal 2009, from ($7,924,000) or ($0.55) per common share in fiscal 2008.

Fiscal Years Ended June 30, 2008 and 2007

Overview

        Fiscal 2008 was a year in which we devoted substantial resources to the Company's future. These resources included investment in our plants and our national sales organization. During fiscal 2008 we invested approximately $11,063,000 in the new CBI plant and related equipment. We ordered two new roasters and associated production equipment for our Torrance facility and continued to implement our mobile sales software across our sales network.

Operations

        Net sales in fiscal 2008 increased $50,226,000, or 23%, to $266,485,000 from $216,259,000 in fiscal 2007. Approximately 70% of this increase resulted from the addition of CBI in fiscal 2008. Non-CBI revenue increased $14,841,000, or 7%, in fiscal 2008 as compared to fiscal 2007. Non-CBI unit sales increased 5% in fiscal 2008 as compared to fiscal 2007.

        Cost of goods sold in fiscal 2008 increased $38,902,000 or 36% to $147,073,000 from $108,171,000 in fiscal 2007. Approximately 58% of this increase resulted from the addition of CBI. Non-CBI cost of goods sold increased $16,297,000, or 16%, in fiscal 2008 as compared to fiscal 2007. This increase was primarily the result of higher green coffee costs and increased inventory levels. Our annual LIFO adjustment for inventory on hand at the end of fiscal 2008 added $5,832,000 to cost of goods sold. Additionally, during fiscal 2008 the cost of providing coffee brewing equipment and service to our customers increased $1,800,000, or 9%, as compared to fiscal 2007 costs. Gross profit in fiscal 2008 increased $11,324,000, or 10%, reflecting $12,780,000 gross profit added by CBI. In general, higher commodity prices and higher energy costs put pressure on our profit margins in fiscal 2008. There were many reasons for the higher costs, including higher demand for oil and a weak dollar.

        Operating expenses in fiscal 2008 increased $17,892,000, or 16%, to $130,056,000 from $112,164,000 in fiscal 2007. This increase primarily reflected the addition of CBI in the amount of $16,900,000, including amortization of intangibles connected with the CBI Acquisition in the amount of $1,644,000. The non-CBI related increase in operating expenses in fiscal 2008 was approximately 1%.

        For the reasons noted above, loss from operations in fiscal 2008 increased to ($10,644,000) from ($4,076,000) in fiscal 2007 primarily due to the significant increase in cost of goods sold and our inability to pass those increases on to our customers in the form of higher selling prices.

Total other (expense) income

        Total other (expense) income decreased to an expense of ($4,679,000) in fiscal 2008 as compared to income of $10,024,000 in fiscal 2007. This was primarily the result of a loss in other, net (expense) income in fiscal 2008 of ($12,343,000) as compared to income of $1,233,000 in fiscal 2007. Net realized and unrealized losses from investments in fiscal 2008 were ($13,992,000) as compared to net realized and unrealized losses in fiscal 2007 of ($1,233,000).

        The change in other, net (expense) income was primarily the result of conditions in the U.S. financial markets. During fiscal 2008 the weakness of the economy and the dramatic decline of the U.S. housing market put pressure on the valuations of the preferred stock we hold. Since approximately 85% of preferred stock issuers are financial institutions, the U.S. sub-prime mortgage crisis hurt the values of our preferred stock portfolio. Selling pressure from leveraged investors who needed liquidity and a new supply of preferred issues taking advantage of lower dividend rates resulted in a downward pressure on values. Even though only 34% of our portfolio was invested in financials, all preferred stocks were affected. Our holdings included such financial issuers as Merrill Lynch, Lehman Brothers and MetLife. The weakness in the financial markets was dramatic, and at June 30, 2008 we had unrealized losses in preferred stock of $9,472,000. Part of our preferred stock investment program included a hedge against the risk of rising long-term interest rates using purchased Treasury put options. This part of the program suffered during fiscal 2008 as the investor flight to quality distorted the historical relationship between Treasury instruments and preferred stock, leading to hedge losses not offset by portfolio gains. Hedge losses in fiscal 2008 were $3,555,000.

Net Loss

        As a result of the above factors, net loss for fiscal 2008 was ($7,924,000) or ($0.55) per share, as compared to net income of $6,815,000 or $0.48 per share in fiscal 2007.

Contractual Obligations

        With the acquisition of DSD Coffee Business, the Company assumed some of the operating lease obligations associated with the acquired vehicles. The Company also refinanced some of the existing leases and entered into new leases for certain vehicles. Pursuant to SFAS 13, "Accounting for Leases", the Company determined that the 98 new vehicle leases met the criteria for classification as capital leases. The following table contains supplemental information regarding total contractual obligations as of June 30, 2009, including capital leases (including imputed interest):

	Payment due by period (in thousands)
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$14,742	$5,878	$5,629	$2,926	$309
Capital lease obligations	1,309	958	351	—	—
Pension plan obligations	54,690	4,290	9,210	10,250	30,940
Revolving credit facility	16,182	16,182	—	—	—

	$86,923	$27,308	$15,190	$13,876	$31,439

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of preferred securities has sometimes included investments in derivatives that provide a natural economic hedge of interest rate risk. We review the interest rate sensitivity of these securities and (a) may enter into "short positions" in futures contracts on U.S. Treasury securities or (b) may hold put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates. We do not transact in futures contracts or put options for speculative purposes.

        The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2009. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

        The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options. At June 30, 2009 we had no futures contracts or put options designated as interest rate risk hedges.

	Market Value at June 30, 2009
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio	Changes in Market Value of Total Portfolio
	(In thousands)
-150 basis points	$44,089	$—	$44,089	$1,623
-100 basis points	$43,846	$—	$43,846	$1,380
Unchanged	$42,466	$—	$42,466	$—
+100 basis points	$39,951	$—	$39,951	$(2,515)
+150 basis points	$38,560	$—	$38,560	$(3,906)

        Our revolving line of credit with Wachovia Bank is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The balance outstanding as of June 30, 2009 was $16,182,000 and the interest rate at June 30, 2009 was 3.75%.

        The following table demonstrates the impact of interest rate changes on our interest expense on the revolving credit facility for a full year based on the outstanding balance and interest rate as of June 30, 2009:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
-150 basis points	2.25%	$364
-100 basis points	2.75%	$445
Unchanged	3.75%	$607
+100 basis points	4.75%	$768
+150 basis points	5.25%	$850

Commodity Price Risk

        We are exposed to commodity price risk arising from changes in the market price of green coffee. We price green coffee inventory on the last-in, first-out (LIFO) basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. From time to time we may hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in "Other, net (expense) income."

        On June 30, 2009 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee. The following table demonstrates the impact of changes in market value of coffee cost on market value of coffee forward purchase contracts:

	Market Value (in thousands)
				Change in Market Value
	Coffee Inventory	Futures & Options
Coffee Cost Change			Total	Derivatives	Inventory
-10%	$32,000	$(101)	$31,899	$(101)	$(3,428)
unchanged	$35,428	$460	$35,888	$—	$—
10%	$39,000	$101	$39,101	$101	$3,572

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiaries at June 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiaries' internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
September 14, 2009

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,038	$9,973
Short term investments	42,926	113,286
Accounts and notes receivable, net	45,744	19,856
Inventories	68,961	54,253
Income tax receivable	4,163	2,879
Deferred income taxes	1,089	7,485
Prepaid expenses	3,625	10,018

Total current assets	186,546	217,750

Property, plant and equipment, net	112,063	69,065
Goodwill and other intangible assets, net	28,758	17,568
Other assets	1,758	746
Deferred income taxes	892	7,855

Total assets	$330,017	$312,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,627	$12,169
Accrued payroll expenses	13,121	8,449
Short term borrowings under revolving credit facility	16,182	—
Short term obligations under capital leases	908	—
Deferred state taxes	2,198	—
Other liabilities	9,421	8,291

Total current liabilities	76,457	28,909
Accrued postretirement benefits	18,259	17,620
Other long term liabilities-capital leases	344	—
Accrued pension liabilities	38,468	—

Total liabilities	$133,528	$46,529

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,078,111 and 16,075,080 issued and outstanding in 2009 and 2008, respectively	16,078	16,075
Additional paid-in capital	31,135	30,612
Retained earnings	217,792	257,693
Unearned ESOP shares	(33,604)	(38,529)
Less accumulated comprehensive (loss) income	(34,912)	604

Total stockholders' equity	$196,489	$266,455

Total liabilities and stockholders' equity	$330,017	$312,984

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Years ended June 30,
	2009	2008	2007
Net sales	$341,724	$266,485	$216,259
Cost of goods sold	181,508	147,073	108,171

Gross profit	160,216	119,412	108,088

Selling expense	138,876	98,918	83,943
General and administrative expenses	36,543	31,138	28,221

Operating expenses	175,419	130,056	112,164

Loss from operations	(15,203)	(10,644)	(4,076)

Other (expense) income:
Dividend income	3,563	4,056	3,923
Interest income	1,236	3,608	5,768
Interest expense	(335)	—	—
Other, net (expense) income	(8,248)	(12,343)	1,233

Total other (expense) income	(3,784)	(4,679)	10,924

(Loss) income before taxes	(18,987)	(15,323)	6,848
Income tax (benefit) expense	14,283	(7,399)	33

Net (loss) income	$(33,270)	$(7,924)	$6,815

Net (loss) income per common share	$(2.29)	$(0.55)	$0.48

Weighted average shares outstanding	14,508,320	14,284,324	14,106,011
Cash dividends declared per common share	$0.46	$0.46	$0.44

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(33,270)	$(7,924)	$6,815
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	18,292	9,757	9,324
Deferred income taxes	15,556	719	(8,141)
Gain on sales of assets	(46)	(1,325)	(244)
Share-based compensation expense	5,452	5,501	5,168
Net loss (gain) on investments	8,989	13,992	(819)
Change in operating assets and liabilities:
Short term investments	61,371	30,772	19,104
Accounts and notes receivable	(25,888)	(2,205)	(675)
Inventories	1,730	(9,257)	4,200
Income tax receivable	(1,283)	(2,998)	—
Prepaid expenses and other assets	6,518	5,877	5,026
Accounts payable	22,457	3,466	(614)
Accrued payroll, expenses and other liabilities	3,776	(1,655)	5,634
Accrued postretirement benefits	638	(17,224)	4,013
Other long term liabilities	2,952	—	—

Net cash provided by operating activities	$87,244	$27,496	$48,791
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(48,287)	—	(23,167)
Purchases of property, plant and equipment	(38,901)	(24,852)	(12,485)
Proceeds from sales of property, plant and equipment	605	1,413	256

Net cash used in investing activities	$(86,583)	$(23,439)	$(35,396)
Cash flows from financing activities:
Proceeds from revolving line of credit	29,500	—	—
Repayments on revolving line of credit	(13,318)	—	—
Payments of capital lease obligations	(147)	—	—
Dividends paid	(6,631)	(6,670)	(6,142)

Net cash used in financing activities	$9,404	$(6,670)	$(6,142)
Net increase (decrease) in cash and cash equivalents	$10,065	$(2,613)	$7,253
Cash and cash equivalents at beginning of year	9,973	12,586	5,333

Cash and cash equivalents at end of year	$20,038	$9,973	$12,586

Supplemental disclosure of cash flow information:
Cash paid for interest	$812	$—	$—
Cash paid for income taxes	$136	$3,742	$116
Non-cash financing and investing activities:
Equipment acquired under capital leases	$1,252	$—	$—
Dividends accrued, but not paid	$1,849	$—	$—

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2006	16,075,080	$16,075	$31,518	$271,733	$(50,103)	$0	$269,223
Comprehensive income
Net income				6,815			6,815
Other comprehensive income							—

Total comprehensive loss							6,815
Dividends ($0.44 per share)				(6,142)			(6,142)
ESOP compensation expense			(695)		5,863		5,168
Adoption SFAS No. 158(a)						(8,848)	(8,848)

Balance at June 30, 2007	16,075,080	$16,075	$30,823	$272,406	$(44,240)	$(8,848)	$266,216
Comprehensive income
Net loss				(7,924)			(7,924)
Retiree benefits(c)						9,452	9,452
Other comprehensive income							—

Total comprehensive income							1,528
Dividends ($0.46 per share)				(6,670)			(6,670)
ESOP compensation expense			(364)		5,711		5,347
Share based compensation			153				153
Adoption FIN 48(b)				(119)			(119)

Balance at June 30, 2008	16,075,080	$16,075	$30,612	$257,693	$(38,529)	$604	$266,455
Comprehensive income
Net loss				(33,270)			(33,270)
Retiree benefits(c)						(21,901)
Valuation allowance(d)						(13,615)

Other comprehensive income net of tax ($0.00)						(35,516)	(35,516)

Total comprehensive income							(68,786)
Dividends ($0.46 per share)				(6,631)			(6,631)
ESOP compensation expense			(151)		4,925		4,774
Share based compensation	3,031	3	674				678

Balance at June 30, 2009	16,078,111	$16,078	$31,135	$217,792	$(33,604)	$(34,912)	$196,489

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

(c)
Retiree benefits (expense) are shown net of related tax effects of ($13,615,000) and $5,969,000 for fiscal 2009 and 2008, respectively.

(d)
The Company has established a valuation allowance against deferred tax assets in the amount of $33,278,000, of this amount $19,663,000 was recorded as a current year tax expense and $13,615,000 was recorded as a reduction in other comprehensive income.

The accompanying notes are an integral part of these financial statements.

Farmer Bros. Co.

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization

        The Company, which operates in one business segment, is a manufacturer, wholesaler and distributor of coffee and allied products through direct and brokered sales throughout the contiguous United States. The Company's customers include restaurants, hotels, casinos, hospitals and food service providers, as well as retailers such as convenience stores, coffee houses, general merchandisers, private-label retailers and grocery stores. The Company's product line includes roasted coffee, liquid coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices gelatins and puddings, soup, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Most sales are made "off-truck" by the Company to its customers at their places of business. The Company serves its customers from six distribution centers. The Company's distribution trucks are replenished from 165 branch warehouses located throughout the contiguous United States. The Company operates its own trucking fleet to support its long-haul distribution requirements. A portion of the Company's products are distributed by third parties or are direct shipped via common carrier.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries FBC Finance Company and CBH. All inter-company balances and transactions have been eliminated.

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

Investments

        The Company's investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward purchase contracts and commodity purchase agreements. All derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2009 and 2008 no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Concentration of Credit Risk

        At June 30, 2009, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer. Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company's customer base and their dispersion across many different geographic areas. The trade receivables are generally short term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Inventories

        Inventories are valued at the lower of cost or market. Costs of coffee and allied products for the Company are determined on the last in, first out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value.

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

Coffee Brewing Equipment and Service

        The Company has reclassified its reporting of certain expenses related to coffee brewing equipment provided to customers. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees' salaries, cost of transportation and the cost of supplies and parts) and are now considered directly attributable to the generation of revenues from its customers. Accordingly such costs that had been previously reported as selling expenses are now reported as cost of goods sold in the accompanying financial statements for the years ended June 30, 2009, 2008 and 2007 in the amounts of $13.1 million, $20.4 million and $18.6 million, respectively.

        During the fourth quarter of fiscal 2008 the Company changed its convention for capitalizing coffee brewing equipment provided to customers and as a result has capitalized coffee brewing equipment in the amounts of $5.4 million and $1.2 million in fiscal 2009 and 2008, respectively. During fiscal 2009 and 2008 the Company had depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold in the amounts of $1.7 million and $72,000, respectively. Prior to the change in its convention for capitalization, the Company had immediately expensed all coffee brewing equipment provided to its customers. Prior to the change in its convention, the amount of coffee brewing equipment charged immediately to expense totaled $3.0 million and $7.3 million in fiscal years 2008 and 2007, respectively.

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

        Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Estimating the Company's tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. The Company makes certain estimates and judgments to determine tax expense for financial statement purposes as they evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to the Company's tax provision in future periods. Each fiscal quarter the Company reevaluates their tax provision and reconsiders their estimates and their assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.

Revenue Recognition

        Most products are sold and delivered to the Company's customers at their places of business by the Company's route sales employees. Revenue is recognized at the time the Company's sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third party delivery.

        In connection with the acquisition of the DSD Coffee Business described in Note 2, the Company entered into an agreement with Sara Lee pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee's agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue.

Net Income (Loss) Per Common Share

        Net income (loss) per common share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (see Note 10). Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. Diluted EPS for the year ended June 30, 2009 does not include the dilutive effect of 39,231 shares under stock options since their inclusion would be anti-dilutive. In years ended June 30, 2008 and 2007 the Company had no dilutive shares. Accordingly, the consolidated financial statements present only basic net income (loss) per common share.

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

Impairment of Goodwill and Intangible Assets

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

        In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the fiscal years ended June 30, 2009 or 2008.

Long-Lived Assets, Excluding Goodwill and Indefinite-Lived Intangible Assets

        When there are indicators of impairment, the Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no indicators of impairment of long-lived assets existed as of or during the fiscal year ended June 30, 2009.

Shipping and Handling Costs

        The Company distributes its products directly to its customers and shipping and handling costs are recorded as Company selling expenses.

Collective Bargaining Agreements

        Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend from 2009 to 2013.

Reclassifications

        Certain reclassifications have been made to prior year balances to conform to the current year presentation.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS 157-1 and FSP SFAS 157-2. FSP SFAS 157-1 amends SFAS 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions. FSP SFAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP SFAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP SFAS 157-2. The Company adopted SFAS 157 effective July 1, 2009 for all financial assets and liabilities as required. Refer to Note 3, Investments and Derivative Instruments for additional information. The adoption of SFAS 157 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the potential impact of the adoption of FSP SFAS 157-2 on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities an opportunity to mitigate volatility in reported earnings that is caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was effective for the Company beginning on February 3, 2008. SFAS 159 allows the Company to elect the fair value option on an instrument by instrument basis. SFAS 159 did not have an impact on the Company's consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

        In December 2007, the FASB issued SFAS No. 141 (Revised), "Business Combinations" ("SFAS 141(R)"), replacing SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS 160"). SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent's ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141(R) and SFAS 160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 will be effective for the Company beginning July 1, 2009. Though the accounting on future transactions is expected to be impacted, the Company does not anticipate any material impact to its historical financial statements from the adoption of SFAS 141(R) and SFAS 160.

        In April 2008, the FASB issued FSP SFAS No. 142-3,"Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS 142. FSP SFAS 142-3 is intended to improve the consistency between the useful life of a recognizable intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 142. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP SFAS 142-3 effective July 1, 2009. FSP SFAS 142-3 will change the Company's determination of useful lives for intangible assets on a prospective basis.

        In June 2008, the FASB released a proposed SFAS, "Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141)" (the "Proposed Statement"), for a comment period that ended during August 2008. The Proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The Proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the Proposed Statement is approved in final form by FASB, the Company will evaluate whether the adoption of the Proposed Statement will have any material impact on its financial position or results of operations.

        In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"), which requires unvested share-payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents to be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 also requires retrospective application to all periods presented. FSP EITF 03-6-1 is effective as of the beginning of the Company's 2010 fiscal year. Prior periods will be restated to reflect this impact in future reporting periods. The Company is currently evaluating the potential impact of the adoption of FSP SFAS 03-6-1 on the Company's consolidated financial statements.

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP SFAS 132(R)-1"). FSP SFAS 132(R)-1 amends SFAS No. 132(R), "Employer's Disclosures about Pensions and Other Postretirement Benefits," to require additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. The Company will adopt the disclosure requirements of FSP SFAS 132(R)-1 beginning in the first quarter of fiscal 2011.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168"). The new statement modifies the U.S. generally accepted accounting principles ("GAAP") hierarchy created by SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" by establishing only two levels of GAAP: authoritative and nonauthoritative. This is accomplished by authorizing the FASB Accounting Standards Codification (the "Codification") to become the single source of authoritative U.S. accounting and reporting standards, except for rules and interpretive releases of the SEC under authority of the federal securities laws, which are sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements for interim and annual periods ending after September 15, 2009. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Company does not anticipate the adoption of SFAS 168 will have a material effect on the Company's financial position, results of operation, or cash flows.

Note 2. Acquisitions

Acquisition of Coffee Bean International, Inc.

        On April 27, 2007, the Company acquired 100% of the outstanding common shares of Coffee Bean Holding Co., Inc., a Delaware corporation ("CBH"), the parent company of Coffee Bean International, Inc., an Oregon corporation ("CBI"), a gourmet specialty coffee roaster and wholesaler headquartered in Portland, Oregon. The purchase price was $23.6 million in cash, including transaction costs of approximately $1.4 million, less the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in the Company's consolidated financial statements since April 27, 2007.

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

Fair Value of Assets Acquired

Current assets, excluding inventories	$2,3
Inventory	4.2
Property, plant & equipment	3.1
Customer relationships	10.1
Tradenames	4.1
Goodwill	5.3

Total assets acquired	29.1
Liabilities assumed	(5.5)

Net assets acquired	$23.6

        The customer relationships include both contractual and non-contractual relationships, and have estimated lives ranging from 3.5 to 8 years. Because these relationships have definite lives, the Company will amortize the assets over the estimated lives on a straight-line basis. The CBI tradenames have an indefinite life and thus are not subject to amortization.

Acquisition of DSD Coffee Business

        Effective as of February 28, 2009, the Company completed the acquisition from Sara Lee Corporation, a Maryland corporation ("Seller"), and Saramar, L.L.C., a Delaware limited liability company ("Saramar" and collectively with Seller, "Seller Parties") of certain assets used in connection with Seller Parties' direct store delivery coffee business in the United States (the "DSD Coffee Business"). The acquired business generally consists of manufacturing and selling coffee, tea and related products through a network of facilities and vehicles which was acquired to complement and expand the Company's previously existing operations. This business also includes the distribution, sale and service of brewed and liquid coffee equipment, as well as the right to distribute sauces and dressings to customers of the DSD Coffee Business. The results of operations of the DSD Coffee Business are included in the Company's consolidated financial statements beginning on March 1, 2009.

        The assets purchased include, among other things, the following: (i) a manufacturing plant in Houston, Texas, a spice plant in Oklahoma City, Oklahoma, and a warehouse in Indianapolis, Indiana; (ii) 64 leased branch facilities in 31 states; (iii) a vehicle fleet consisting of 431 owned and leased vehicles; (iv) certain tangible personal property; (v) inventories of raw materials, work in process, finished goods and packaging; (vi) certain contracts, permits, books and records; (vii) prepaid expenses relating to the DSD Coffee Business; and (viii) all goodwill relating to the DSD Coffee Business. The Company also acquired Seller Parties' rights (including related goodwill) in the trademarks and trade names relating to the SUPERIOR®, MCGARVEY®, CAIN'S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN®, PREBICA®, WECHSLER®, WORLD'S FINEST® and CAFÉ ROYAL® brands.

        Subject to certain post-closing adjustments relating to the amount of consumable inventory and prepaid expenses at closing, and after giving effect to certain reimbursement obligations of the parties relating to accounting costs, IT carve-out costs, and transfer taxes and fees, as well as real and personal property tax and utility prorations, the amount paid to Seller was $45.6 million, which consisted of $16.1 million of Company cash and proceeds of a bank loan of $29.5 million. The Company paid approximately $2.7 million of acquisition related expenses. At closing, the Company assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. As of June 30, 2009, these liabilities are estimated to be a total of $2,026,000 consisting of $1,322,000 for costs related to exiting certain acquired operations, $609,000 for accrued vacation and $95,000 in other estimated liabilities. Seller Parties retained all liabilities that were not specifically assumed by the Company. The Company re-financed and replaced certain leases relating to the DSD Coffee Business vehicles in the fourth quarter of fiscal 2009 as described in Note 14. Additionally, the Company assumed lease liabilities for sixty-four warehouse leases with lease terms that generally do not exceed three years. See Note 14, "Commitments and Contingencies."

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

        The accompanying consolidated financial statements do not include pro-forma historical information, as if the results of the DSD Coffee Business had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward-looking information, rather than historical information, would be required since the DSD Coffee Business was operated as part of a larger business within Seller and there will be a different operating cost structure and different operations support under the Company's ownership. Net revenue of the DSD Coffee Business for the eight months ended February 28, 2009 (the effective date of the acquisition) was approximately $134 million, and approximately $228 million for the fiscal year ended June 30, 2008. However the Company has not provided forward-looking information with respect to incremental costs and expenses to be incurred because such information is not determinable.

        The acquisition has been accounted for as an asset purchase. The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of February 28, 2009 as determined by management based upon a third-party valuation. The purchase price allocation has not been finalized, since it is possible that certain adjustments may be made if additional facts or circumstances become known that impact the estimates. Revisions to the allocation, which may be significant, and relate primarily to exit activities, will be reported as changes to various assets and liabilities. The purchase price allocation is expected to be finalized during fiscal 2010. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, based on the preliminary purchase price allocation (dollars in thousands):

Fair Value of Assets Acquired		Estimated Useful Life (years)
Inventory	$16,437
Prepaid expense	1,138

Current assets	17,575
Vehicles	1,044	5
Machinery	10,954	3-5
Property, plant & equipment	5,577	30
Land	1,945

Fixed assets	19,520
Trademarks	2,115	indefinite
Customer relationships	7,855	8
Distribution agreement	2,493	10
Co-pack agreement	755	6

Intangible assets	13,218

Total assets acquired	50,313
Liabilities	(2,026)

Net assets acquired	$48,287

        Intangible assets consist of trademarks, customer relationships, and service agreements with a gross carrying value and accumulated amortization as of June 30, 2009 of $13.2 million and $0.5 million, respectively. The accumulated amortization represents aggregate amortization for the four months ended June 30, 2009 from February 28, 2009, the date of acquisition. Estimated aggregate amortization of intangible assets for each of the following five years based on the estimated fair values of the intangible assets is expected to be approximately $1.4 million.

Note 3. Investments and Derivative Instruments

        The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2009 and 2008, derivative instruments are not designated as accounting hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net (expense) income.

        The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") on July 1, 2008. SFAS 157 defines fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Under SFAS 157, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

  •
  Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

  •
  Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

  •
  Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

        The Company's preferred stock investments have been grouped as follows at June 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3
Preferred stock	$42,466	$11,759	$30,707	$—

        Investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, are held for trading purposes and are stated at fair value.

        Investments at June 30, are as follows:

	2009	2008
	(In thousands)
Trading securities at fair value
U.S. Treasury Obligations	$—	$54,517
Preferred Stock	42,466	58,204
Futures, options and other derivatives	460	565

	$42,926	$113,286

        Gains and losses, both realized and unrealized, are included in other, net (expense) income. Net realized and unrealized gains and losses at June 30, are as follows:

	2009	2008	2007
	(In thousands)
Investments
Unrealized gains	$—	$—	$1,922
Unrealized losses	(3,584)	(9,271)	(11)
Realized gains	238	372	(4,189)
Realized losses	(5,643)	(5,093)	3,123

Net realized and unrealized gains (losses)	(8,989)	(13,992)	845
Net gains from sales of assets	475	1,413	260
Other gains (losses), net	266	236	128

Other, net (expense) income	$(8,248)	$(12,343)	$1,233

Note 4. Accounts Receivable, net

	2009	2008
	(In thousands)
Trade Receivables	$37,076	$19,591
Other receivables	9,841	759
Allowance for doubtful accounts	(1,173)	(494)

	$45,744	$19,856

        Allowance for doubtful accounts (In thousands):

Balance at July 1, 2006	$(265)
Additions from CBI acquisition	(186)

Balance at June 30, 2007	(451)
Additions	(311)
Write-offs	268

Balance at June 30, 2008	(494)
Additions	(810)
Write-offs	131

Balance at June 30, 2009	$(1,173)

Note 5. Inventories

June 30, 2009	Processed	Unprocessed	Total
	(In thousands)
Coffee	$15,612	$19,816	$35,428
Allied products	20,760	4,686	25,446
Coffee brewing equipment	4,745	3,342	8,087

	$41,117	$27,844	$68,961

June 30, 2008	Processed	Unprocessed	Total
Coffee	$9,929	$16,933	$26,862
Allied products	14,440	4,601	19,041
Coffee brewing equipment	1,883	6,467	8,350

	$26,252	$28,001	$54,253

        Current cost of coffee and allied products inventories exceeds the LIFO cost at June 30 by (In thousands):

	2009	2008	2007
Coffee	$22,094	$22,932	$15,564
Allied products	5,064	4,239	2,903

Total	$27,158	$27,171	$18,467

        The change in the Company's green coffee and allied product inventories during fiscal 2009, 2008 and 2007 resulted in LIFO (increments) decrements which resulted in a net increase (decrease) in gross profit for those years by ($1,508,000), ($5,832,117) and $1,969,000, respectively.

Note 6. Property, Plant and Equipment

	2009	2008
	(In thousands)
Buildings and facilities	$74,857	$62,149
Machinery and equipment	93,379	65,285
Equipment under capital leases	3,239	—
Capitalized software costs	15,464	15,182
Office furniture and equipment	13,328	9,168

	$200,267	$151,784
Accumulated depreciation	(98,184)	(90,754)
Land	9,980	8,035

Total property, plant and equipment	$112,063	$69,065

        The Company has capitalized coffee brewing equipment in the amounts of $5,487,000, $1,234,000 and $0 in fiscal years 2009, 2008 and 2007, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $1,665,000, $72,000 and $0 in fiscal years 2009, 2008 and 2007, respectively.

        Maintenance and repairs charged to expense for the years ended June 30, 2009, 2008 and 2007 were $15,177,000, $13,478,000, and $12,499,000 respectively.

Note 7. Goodwill and Intangible Assets

        The following is a summary of our amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past three fiscal years and estimated aggregate amortization expense for each of the next five fiscal years:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Customer relationships	$17,968	$4,491	$10,113	$2,664
Distribution agreement	2,493	83	—	—
Co-pack agreement	755	41	—	—
Other	2,139	1,487	2,071	1,342

Total intangible assets	$23,355	$6,102	$12,184	$4,006

Unamortized intangible assets
Tradenames with indefinite lives	$4,080	$—	$4,080	$—
Trademarks with indefinite lives	2,115	—	—	—
Goodwill	5,310	—	5,310	—

Total unamortized intangible assets	$11,505	$—	$9,390	$—

Total intangible assets	$34,860	$6,102	$21,574	$4,006

Aggregate amortization expense for the past three fiscal years:
For the year ended June 30, 2009	$3,263
For the year ended June 30, 2008	$1,695
For the year ended June 30, 2007	$558
Estimated amortization expense for each of the next five fiscal years:
For the year ended June 30, 2010	$3,622
For the year ended June 30, 2011	$3,472
For the year ended June 30, 2012	$3,103
For the year ended June 30, 2013	$2,614
For the year ended June 30, 2014	$2,225
The remaining weighted average amortization periods for intangible assets with finite lives are as follows:
Customer relationships	7 years
The following is a summary of the changes in the carrying value of goodwill (in thousands):
Balance at July 1, 2007	$3,300
Acquisitions during year	—
Purchase price adjustments	2,010

Balance at June 30, 2008	$5,310
Acquisitions during year	—

Balance at June 30, 2009	$5,310

        During fiscal 2008 management finalized purchase price allocation of the CBI acquisition which resulted in an increase of approximately $2,010,000 in goodwill.

Note 8. Employee Benefit Plans

        The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical and life insurance benefits.

        In September 2006, the FASB issued SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). This standard requires recognition of the funded status of a benefit plan in the balance sheet. The standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of fiscal years ending after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS 158 for fiscal 2008 and applied them to the funded status of its defined benefit and postretirement plans resulting in a decrease in stockholders' equity of $8.8 million.

Union Pension Plans

        The Company contributes to several multi-employer defined benefit pension plans for certain union employees. The contributions to these multi-employer pension plans were approximately $2,823,000, $2,505,000 and $2,373,000 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Company Pension Plans

        The Company has a defined benefit pension plan for the majority of its employees who are not covered under a collective bargaining agreement (Farmer Bros. Plan) and a defined benefit pension plan for certain hourly employees covered under a collective bargaining agreement (Brewmatic Plan). All assets and benefit obligations were determined using a measurement date of June 30.

Obligations and Funded Status

	Farmer Bros. Plan Years ended June 30,		Brewmatic Plan Years ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$85,681	$83,576	$3,352	$3,526
Service cost	2,757	2,317	47	39
Interest cost	5,689	4,907	219	203
Plan participant contributions	492	268	—	—
Actuarial (gain)/loss	6,156	(3,227)	122	(208)
Benefits paid	(4,123)	(3,986)	(264)	(229)
Other	—	1,826	—	21

Projected benefit obligation at the end of the year	$96,652	$85,681	$3,476	$3,352
Change in plan assets
Fair value in plan assets at the beginning of the year	84,219	95,557	3,540	4,077
Actual return on plan assets	(21,322)	(7,619)	(910)	(334)
Employer contributions	—	—	28	26
Plan participant contributions	492	267	—	—
Benefits paid	(4,123)	(3,986)	(264)	(229)

Fair value in plan assets at the end of the year	$59,266	$84,219	$2,394	$3,540
Funded status at end of year (underfunded)/overfunded	$(37,386)	$(1,462)	$(1,082)	$188
Amounts recognized in statement of financial position
Noncurrent assets	$—	$—	$—	$188
Current liabilities	—	—	—	—
Noncurrent liabilities	(37,386)	(1,462)	(1,082)	—

Total	$(37,386)	$(1,462)	$(1,082)	$188
Amounts recognized in statement of financial position
Total net (gain)/loss	$49,325	$15,588	$2,235	$965
Transition (asset)/obligation	—	—	—	—
Prior service cost/(credit)	1,724	1,870	102	157

Total accumulated OCI (not adjusted for applicable tax)	$51,049	$17,458	$2,337	$1,122

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	6.80%	6.25%	6.80%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (OCI)

	Farmer Bros. Plan Years ended June 30,		Brewmatic Plan Years ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Components of net periodic benefit cost
Service cost	$2,757	$2,317	$47	$39
Interest cost	5,689	4,907	219	203
Expected return on plan assets	(6,793)	(7,743)	(282)	(326)
Amortization of net (gain)/loss	535	—	45	9
Amortization of prior service cost/(credit)	146	7	55	54

Net periodic benefit cost	$2,334	$(512)	$84	$(21)
Other Changes Recognized in OCI
Net (gain)/loss	$34,271	$12,135	$1,314	$452
Prior service cost/(credit)	—	1,826	—	21
Amortization of net gain/(loss)	(535)	—	(45)	(9)
Amortization of transition asset/(obligation)	—	—	—	—
Amortization of prior service (cost)/credit	(146)	(7)	(55)	(54)

Total recognized in other comprehensive income	$33,590	$13,954	$1,214	$410
Total recognized in net periodic benefit cost and OCI	$35,924	$13,442	$1,298	$389
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.80%	6.00%	6.80%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

        All qualifying employees of the DSD Coffee Business who accepted the Company's offer of employment were allowed to enroll in the Farmer Bros. Plan during March 2009. Those who enrolled in the Farmer Bros. Plan were granted full service credit for plan vesting and eligibility but not for purposes of benefit accruals. Additional cost in fiscal 2009 related to these employees was $345,000.

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

Description of Investment Policy

        The Company's investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment markets outlook utilizes both the historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of each plan. The core asset allocation utilizes multiple investment managers in order to maximize the plan's return while minimizing risk.

Additional Disclosures

	Farmer Bros. Plan Years ended June 30,		Brewmatic Plan Years ended June 30,
	2008	2008	2008	2008
	(In thousands)		(In thousands)
Comparison of obligations to plan assets
Projected benefit obligation	$96,652	$85,681	$3,476	$3,352
Accumulated benefit obligation	$88,269	$78,112	$3,476	$3,352
Fair value of plan assets at measurement date	$59,266	$84,219	$2,395	$3,540
Plan assets by category
Equity securities	71%	68%	72%	68%
Debt securities	21%	24%	19%	24%
Real Estate	8%	8%	9%	8%

Total	100%	100%	100%	100%

Target Plan Asset Allocation

2009
Equity securities	70.70%
Debt securities	21.03%
Real estate	8.27%

Total	100.00%

Estimated Future Contributions and Refunds

        The Company expects to make $4,800,000 in contributions to the Farmer Bros. Co. Plan in fiscal 2010, and expects to contribute approximately $28,000 to the Brewmatic Co. Plan in fiscal 2010. The Company is not aware of any refunds expected from postretirement plans.

Estimated Future Benefit Payments

        The following benefit payments are expected to be paid over the next 10 fiscal years ending:

Estimated future benefit payments
(In thousands)

Year ending	Farmer Bros. Plan	Brewmatic Plan
June 30, 2010	$4,520	$310
June 30, 2011	$4,770	$300
June 30, 2012	$5,090	$300
June 30, 2013	$5,560	$290
June 30, 2014	$5,970	$280
June 30, 2015 – June 30, 2019	$37,320	$1,400

        These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

Defined Contribution Plans

        The Company also has defined contribution plans for all its eligible employees. No Company contributions have been made nor are any required to be made to these defined contribution plans during the years ended June 30, 2009, 2008 or 2007, except contributions in the amount of $4,000 to a CBI defined contribution plan during fiscal 2007. CBI's defined contribution plan was merged with the the Farmer Bros. Plan during fiscal 2008.

Post-Retirement Benefits

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

Change in Benefit Obligation	Fiscal 2009	Fiscal 2008
	(In thousands)
Projected benefit obligation at beginning of year	$18,630	$45,855
Service cost	788	1,428
Interest cost	1,278	1,960
Plan change	—	(21,988)
Gains	(601)	(7,683)
Benefits paid	(874)	(942)

Projected benefit obligation at end of year	$19,221	$18,630

Change in Plan Assets	Fiscal 2009	Fiscal 2008
	(In thousands)
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contributions	874	942
Participant contributions	—	—
Benefits paid	(874)	(942)

Fair value of plan assets at end of year	$—	$—
Funded Status of Plan	$(19,221)	$(18,630)

Amounts Recognized in the Statement of Financial Position Consist of:	Fiscal 2009	Fiscal 2008
	(In thousands)
Noncurrent assets	$—	$—
Current liabilities	963	1,010
Noncurrent liabilities	18,258	17,620

Total	$19,221	$18,630

Amounts Recognized in Accumulated Other Comprehensive Income Consist of:	Fiscal 2009	Fiscal 2008
	(In thousands)
Net gain	$(16,510)	$(16,991)
Transition obligation	—	—
Prior service credit	(2,344)	(2,575)

Total accumulated other comprehensive income	$(18,854)	$(19,566)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	Fiscal 2009	Fiscal 2008
	(In thousands)
Unrecognized actuarial gain	$(601)	$(7,683)
Unrecognized transition (asset)/obligation	—	—
Unrecognized prior service cost	—	(21,987)
Amortization of net loss	1,082	858
Amortization of prior service cost	230	(973)

Total recognized in other comprehensive income	$711	$(29,785)

The estimated net gain and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over fiscal 2009 is ($1,015,000) and ($230,000) respectively.

Estimated Future Benefit Payments (In thousands)
Fiscal 2010	$963
Fiscal 2011	1,076
Fiscal 2012	1,146
Fiscal 2013	1,227
Fiscal 2014	1,330
Fiscal 2015-2019	9,109

Expected Contributions for the Year ending June 30, 2010 (In thousands)
Fiscal 2010	$963

Components of Net Periodic Postretirement Benefit Cost	Fiscal 2009	Fiscal 2008
	(In thousands)
Service cost	$788	$1,428
Interest cost	1,278	1,960
Expected return on assets	—	—
Amortization of unrecognized net gain	(1,082)	(858)
Amortization of unrecognized transition (asset)/obligation	—	—
Amortization of unrecognized prior service cost	(230)	973

Net periodic benefit cost	$754	$3,503
Total recognized in other comprehensive income	711	(29,786)

Total recognized in net periodic benefit cost and other comprehensive income	$1,465	$(26,283)

Sensitivity in Fiscal 2009 Results

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2009 (in thousands):

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$327	$(266)
Effect on accumulated postretirement benefit obligation	$2,532	$(2,089)

Note 9. Bank Loans

        On March 2, 2009 the Company and its wholly owned subsidiary, CBI, as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement"), with Wachovia Bank, National Association, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes. The Loan Agreement contains a variety of restrictive covenants customary in an asset-based lending facility, including a fixed charge coverage requirement, and it places limits on capital expenditures and dividends. The Loan Agreement allows the Company to pay dividends at the current rate, subject to certain cash flow and liquidity requirements.

        All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Borrowers, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The interest rate was 3.75% at June 30, 2009.

        The Company is in compliance with all restrictive covenants and limitations as of June 30, 2009, and anticipates being in compliance with all restrictive covenants for the foreseeable future. On June 30, 2009 borrowings under the credit facility were $16.2 million and the Company had excess availability under the credit facility of $33.8 million.

Note 10. Employee Stock Ownership Plan

        The Company's ESOP was established in 2000 to provide benefits to all employees. The plan is a leveraged ESOP in which Company is the lender. The loans will be repaid from the Company's discretionary plan contributions over the original fifteen year terms with a variable rate of interest. The interest rate was 1.85% at June 30, 2009.

	As of and for the years ended June 30,
	2009	2008	2007
Loan amount (in thousands)	$40,039	$44,840	$49,640
Shares purchased	—	—	—

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

        During the fiscal years ended June 30, 2009, 2008 and 2007 the Company charged $4,925,000, $5,711,000 and $5,863,000 to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was ($151,000), ($364,000) and ($695,000) for the years ended June 30, 2009, 2008 and 2007, respectively, is recorded as additional paid-in capital.

	June 30,
	2009	2008
Allocated shares	1,497,454	840,984
Committed to be released shares	202,897	115,800
Unallocated shares	1,475,787	2,023,481

Total ESOP shares	3,176,138	2,980,265

	(In thousands)
Fair value of ESOP shares	$70,307	$63,033

Note 11. Share-Based Compensation

        On August 23, 2007, the Company's Board of Directors approved the Farmer Bros. Co. 2007 Omnibus Plan (the "Plan"), which was approved by stockholders on December 6, 2007. Prior to adoption of the Plan the Company had no share-based compensation plan. Awards issued under the Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, cash-based awards or other incentives payable in cash or shares of stock, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The maximum number of shares of common stock as to which awards may be granted under the Plan is 1,000,000, subject to adjustment as provided in the Plan.

        The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), and related SEC rules included in Staff Accounting Bulletin No. 107 , which require the measurement and recognition of compensation expense for all share-based payment awards made under the Plan based on estimated fair values.

  Stock Options

        SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company's consolidated statement of operations. Prior to fiscal 2008 the Company did not have share-based compensation.

        Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all stock option awards granted is recognized using the straight-line method over the vesting period of three years. The share-based compensation expense recognized in the Company's consolidated statement of operations for the fiscal years ended June 30, 2009 and 2008 is based on awards ultimately expected to vest. Currently, management estimates that there will be no forfeitures based on the Company's historical turnover. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

        The following are the weighted average assumptions used in the Black-Scholes valuation model for the fiscal years ended June 30, 2009 and 2008:

	FY 2009	FY 2008
Average fair value of options	$6.68	$6.12
Risk-free interest rate	5.45%	2.95%
Dividend yield	2.20%	2.03%
Average expected life	5 years	5 years
Expected stock price volatility	32.38%	32.38%

        The Company's assumption regarding expected stock price volatility is based on the historical volatility of the Company's stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options.

        The following table summarizes stock option activity from adoption of the Plan through June 30, 2009:

Outstanding Awards

	Number of Stock options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance January 1, 2008	0
Granted	117,500	$22.62	$6.16	6.6	$—

Balance July 1, 2008	117,500	$22.62	$6.16	6.6	$—
Granted	121,500	$21.76	$6.68	—	$2

Balance June 30, 2009	239,000	$22.22	$6.41	6.1	$60

Vested and exercisable, June 30, 2009	40,490	$22.66	$6.16	5.7	$9
Vested and expected to vest, June 30, 2009	232,000	$22.23	$6.41	6.0	$52

Unvested Awards

	Number of Awards	Weighted Average Exercise price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Outstanding at January 1, 2008	0
Granted	117,500	$22.62	$6.16	—
Vested	0	—	—	—

Outstanding at July 1, 2008	117,500	$22.62	$6.16	—
Granted	121,500	$21.76	$6.68	—
Vested	(40,490)	$22.66	$6.16	—

Outstanding at June 30, 2009	198,510	$22.13	$6.46	2.12

        The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company's closing stock price of $22.88 at June 30, 2009 and $21.15 at June 30, 2008, representing the last trading day of the respective years, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of those dates. As of June 30, 2009 and 2008, respectively, there was approximately $1,014,000 and $489,000 of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expense was $385,000 and $66,000 for fiscal 2009 and 2008, respectively.

  Restricted Stock

        During fiscal 2009 and 2008 the Company granted a total of 26,100 and 25,600 shares of restricted stock, respectively, with a weighted average grant date fair value of $21.76 and $22.66 per share, respectively, to eligible employees, officers and directors under the Plan. Shares of restricted stock vest at the end of three years for eligible employees and officers who are employees. Shares of restricted stock vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense was $293,000 and $68,000, respectively, for the fiscal years ended June 30, 2009 and 2008. As of June 30, 2009 and 2008, there was approximately $760,000 and $503,000, respectively, of unrecognized compensation cost related to restricted stock.

        The following table summarizes the status of the Company's restricted stock as of June 30, 2009 and June 30, 2008:

Outstanding Awards

	Shares Awarded	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance January 1, 2008	0
Granted	25,600	$22.67		$545.3
Exercised/Released	0
Cancelled/Forfeited	0

Balance July 1, 2008	25,600	$22.67		$545.3
Granted	26,100	$21.76		$568.2
Exercised/Released	(3,031)	$22.70		$57.5
Cancelled/Forfeited	(500)	$21.76		$11.4

Balance June 30, 2009	48,169	$22.19	2.107	$1,072.2

Vested and execisable, June 30, 2009	0
Vested and expected to vest, June 30, 2009	47,469	$22.19	2.095	$1,056.7

Unvested Awards

	Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	0
Granted	25,600	$22.67
Vested	0
Cancelled/Forfeited	0

Outstanding at July 1, 2008	25,600	$22.67
Granted	26,100	$21.76
Vested	(3,031)	$22.70
Cancelled/Forfeited	(500)	$21.76

Outstanding at June 30, 2009	48,169	$22.19

Note 12. Other Current Liabilities

        Other current liabilities consist of the following:

	June 30,
	2009	2008
	(In thousands)
Accrued workers' compensation liabilities	$5,681	$4,908
Dividends payable	1,849	1,849
Postretirement medical liability	963	1,010
Other (including net taxes payable)	928	524

	$9,421	$8,291

Note 13. Income Taxes

        The current and deferred components of the provision for income taxes consist of the following:

	June 30, 2009	June 30, 2008	June 30, 2007
	(In thousands)
Current:
Federal	$(1,433)	$(1,431)	$2,511
State	(5)	(596)	74

Total current (benefit) expense	(1,439)	(2,027)	2,585
Deferred:
Federal	11,916	(3,924)	(1,864)
State	3,805	(1,449)	(689)

Total deferred expense (benefit)	15,721	(5,373)	(2,553)

Total tax expense (benefit)	$14,283	$(7,399)	$33

        A reconciliation of income tax expense (benefit) to the federal statutory tax rate is as follows:

	June 30, 2009	June 30, 2008	June 30, 2007
Statutory tax rate	34%	34%	34%
	(In thousands)
Income tax expense at statutory rate	$(6,456)	$(5,210)	$2,328
State income tax (net of federal tax benefit)	(985)	(779)	55
Dividend income exclusion	(840)	(974)	(918)
Valuation Allowance	19,663	—	—
Change in Contingency Reserve (net)	3,578	(427)	358
Research Tax Credit (net)	(97)	(91)	(945)
Other (net)	(580)	81	(846)

	$14,283	$(7,399)	$33

        The primary components of temporary differences which give rise to the Company's net deferred tax assets are as follows:

	June 30, 2009	June 30, 2008	June 30, 2007
	(In thousands)
Deferred tax assets:
Postretirement benefits	$22,110	$7,701	$17,749
Accrued liabilities	4,594	3,947	3,643
Capital loss carryover	2,757	4,668	3,270
Net operating loss carryover	5,564	0
Other	6,362	5,240	1,186

	41,387	21,556	25,848
Deferred tax liabilities:
Pension assets	—	—	(4,851)
Unrealized gain on investments	—	—	(448)
Fixed assets	(5,056)	—
Other	(3,270)	(6,217)	(2,490)
	(8,326)	(6,217)	(7,789)
Valuation allowance	(33,278)	—	—

Net deferred tax (liability) asset	$(217)	$15,339	$18,059

        The Company has approximately $14,600,000 and $13,500,000 of federal and state net operating loss carryforwards that will begin to expire in the years ended June 30, 2025 and June 30, 2020 respectively. The Company also has approximately $6,000,000 and $19,300,000 of federal and state capital loss carryforwards, respectively, that may only be used to offset capital gains and they expire beginning in June 30, 2013. Consideration of whether a valuation allowance should be recorded against deferred tax assets is based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making such assessment, significant weight is to be given to evidence that can be objectively verified such as recent operating results and less consideration is to be given to less objective indicators such as future earnings projections. The Company has evaluated its deferred tax assets in accordance with these requirements.

        A significant negative factor was the Company's three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, compared to the size of deferred tax assets. The deferred tax assets in fiscal 2009 increased to $41,387,000 as compared to $21,556,000 in fiscal 2008. This increase primarily resulted from decreased pension asset values which in turn created increased pension plan contribution obligations. These considerations outweighed our ability to rely on projections of future taxable income and future appreciation of pension assets as of June 30, 2009.

        Accordingly, a valuation allowance of approximately $33,278,000 has been recorded to offset this deferred tax asset. Of this amount $19,663,000 was recorded as current year tax expense and $13,615,000 was recorded as a reduction in other comprehensive income.

        On July 1, 2007, the Company adopted the provisions of FIN 48. The Company recorded a cumulative change of $119,000 as a decrease to retained earnings and increase to long term liabilities for uncertain tax positions and related interest and penalties.

        A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits at the beginning and end of fiscal 2009 and fiscal 2008 are as follows (in thousands):

	June 30, 2009	June 30, 2008
Unrecognized tax benefits at beginning of year	$807	$1,455
Increases in tax positions for prior years	4,005	158
Increases in tax positions for current years	—	31
Settlements	(430)	(836)
Lapse in statute of limitations	—	—

Unrecognized tax benefits at end of year	$4,382	$807

        At June 30, 2009, the Company has approximately $4,117,000 of unrecognized tax liabilities that, if recognized, would affect the effective tax rate.

        In September 2008, the Internal Revenue Service ("IRS") completed an examination of the Company's U.S. income tax returns for the fiscal years ended June 30, 2004, 2005 and 2006. The Company and the IRS reached a settlement on certain issues which resulted in a decrease to the Company's total unrecognized tax benefits of $421,000 (excluding interest and penalties). Of this amount, $266,000 was realized as income in fiscal 2009.

        California is currently conducting a state examination of the Company's open tax years. The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next 12 months upon the conclusion of this and other exams. However, it is premature to assess the range or the nature of the reasonably possible changes to the Company's unrecognized tax benefits.

        The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2006 and is no longer subject to state income tax examinations for fiscal years prior to June 30, 2005. The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. The Company has recorded $25,000 of accrued interest and penalties associated with uncertain tax positions as of June 30, 2009.

Note 14. Commitments and Contingencies

        With the acquisition of DSD Coffee Business, the Company assumed some of the operating lease obligations associated with the acquired vehicles. The Company also refinanced some of the existing leases and entered into new leases for certain vehicles. Pursuant to SFAS 13, "Accounting for Leases." The terms of the capital leases vary from 42 months to 72 months, expiring through 2015. The Company is obligated under operating leases for branch warehouses. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years, that expires in 2019 and has a 10 year renewal option, and operating leases for computer hardware with terms that do not exceed four years. Rent expense for the fiscal years ended June 30, 2009, 2008 and 2007 was $3,211,000, $1,513,000 and $914,000, respectively. Amortization of assets recorded under capital leases is included with depreciation expense.

        Contractual obligations for future fiscal years are as follows (In thousands):

	Contractual Obligations
Years Ended June 30,	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations
2010	$958	$5,878	$4,290
2011	351	3,180	4,480
2012	—	2,449	4,730
2013	—	1,888	4,970
2014	—	1,038	5,280
Thereafter	—	309	30,940

		$14,742	$54,690

Total minimum lease payments	$1,309
Less: imputed interest (1.77% - 19.42%)	(57)

Present value of future minimum lease payments	$1,252
Less: current portion	(908)

Long-term capital lease obligation	$344

        The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations, or cash flows.

Note 15. Quarterly Financial Data (Unaudited)

	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(In thousands except share data)
Net sales	$66,524	$76,530	$85,604	$113,066
Gross profit	$30,951	$37,318	$42,658	$49,289
(Loss) income from operations	$(4,255)	$213	$(1,606)	$(9,555)
Net loss	$(6,085)	$(106)	$(1,437)	$(25,642)
Net loss per common share	$(0.42)	$(0.01)	$(0.10)	$(1.76)

	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
	(In thousands except share data)
Net sales	$60,943	$71,359	$67,276	$66,907
Gross profit	$28,727	$34,177	$30,657	$25,851
(Loss) income from operations	$(2,528)	$789	$(1,004)	$(7,901)
Net loss	$(953)	$(227)	$(2,710)	$(4,034)
Net loss per common share	$(0.07)	$(0.02)	$(0.19)	$(0.28)

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

        As of June 30, 2009 our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

        On February 28, 2009, the Company completed the DSD Acquisition. Due to the timing of the acquisition, processes including the information system related to the DSD Coffee Business were not included in management's assessment and report on internal control over financial reporting as of June 30, 2009, the year the acquisition closed. The DSD Coffee Business' operations since the acquisition are included in our 2009 consolidated financial statements of Farmer Bros. Co. and its subsidiaries and constitute 7% of total assets (consisting primarily of accounts receivable, inventory, and certain equipment) and 17% of net assets (consisting primarily of accounts receivable, inventory, certain equipment, and related accounts payable), respectively, as of June 30, 2009, and 18% of total sales and 18% of cost of goods sold for the year then ended.

        Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on the Company's internal control over financial reporting as of June 30, 2009, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        During the fiscal quarter ended March 31, 2009 the Company entered into a transition services agreement with Sara Lee to host, maintain and support the IT infrastructure of the DSD Coffee Business for up to eighteen months. This change in our internal operations is reasonably likely to affect our internal controls. IT support is critical to the ongoing operation of the DSD Coffee Business during the transition period. Management's ability to maintain our internal control over financial reporting depends significantly on the reliability of these systems for which we will rely on Sara Lee for up to eighteen months under the transition services agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

        We have audited Farmer Bros. Co. and Subsidiaries' internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Farmer Bros. Co. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sara Lee's Direct Store Delivery Coffee Business (DSD), which is included in the 2009 consolidated financial statements of Farmer Bros. Co. and Subsidiaries and constitute 7% of total assets (consisting primarily of accounts receivable, inventory and certain equipment) and 17% of net assets (consisting primarily of accounts receivable, inventory, certain equipment, and related accounts payable), respectively, as of June 30, 2009, and 18% of total sales and 18% of cost of goods sold for the year then ended. Our audit of internal control over financial reporting of Farmer Bros. Co. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of DSD.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Farmer Bros. Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2009 of Farmer Bros. Co. and Subsidiaries and our report dated September 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
September 14, 2009

Item 9A(T).    Controls and Procedures

        Not applicable.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2009.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2009, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant's Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2009.

Item 11.    Executive Compensation

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2009.

Equity Compensation Plan Information

        Information about our equity compensation plans at June 30, 2009 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by stockholders(a)	239,000	$22.22	717,500
Equity compensation plans not approved by stockholders	—	—	—
Total	239,000	$22.22	717,500

(a)
Includes the Farmer Bros. Co. 2007 Omnibus Plan (the "Omnibus Plan").

(b)
Shares available for future issuance under the Omnibus Plan may be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, or other incentives payable in shares of stock, or any combination thereof.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2009.

Item 14.    Principal Accountant Fees and Services

        The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

        (a)   List of Financial Statements and Financial Statement Schedules:

          1.     Financial Statements included in Item 8:

      Consolidated Balance Sheets as of June 30, 2009 and 2008.

      Consolidated Statements of Operations for the Years Ended
          June 30, 2009, 2008, and 2007.

      Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2009, 2008, and 2007.

      Consolidated Statements of Stockholders' Equity for the Years Ended
          June 30, 2009, 2008, and 2007.

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

FARMER BROS. CO.
By:	/s/ ROGER M. LAVERTY III Roger M. Laverty III President and Chief Executive Officer (principal executive officer) Date: September 14, 2009
By:	/s/ JOHN E. SIMMONS John E. Simmons Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: September 14, 2009
By:	/s/ HORTENSIA GOMEZ Hortensia Gomez Vice President and Controller (controller) Date: September 14, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROGER M. LAVERTY III Roger M. Laverty III	President, Chief Executive Officer and Director	September 14, 2009
Guenter W. Berger	Chairman of the Board and Director	September 14, 2009
/s/ MARTIN A. LYNCH Martin A. Lynch	Director	September 14, 2009
/s/ THOMAS A. MALOOF Thomas A. Maloof	Director	September 14, 2009
James J. McGarry	Director	September 14, 2009
/s/ JOHN H. MERRELL John H. Merrell	Director	September 14, 2009
Carol Farmer Waite	Director	September 14, 2009

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).
4.1
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 17, 2005 and incorporated herein by reference).
4.2
Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 18, 2005 and incorporated herein by reference).
4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company's Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).
10.1
Asset Purchase Agreement, dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).
10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed herewith).
10.3
Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).
10.4
Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).
10.5
Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wachovia Bank, National Association, as Lender (filed herewith).
10.6
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*
10.7
Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*
10.8
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.9	ESOP Loan Agreement No. 2, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).
10.10
Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*
10.11
Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*
10.12
Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*
10.13
Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*
10.14
Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*
10.15	Employment Agreement, dated as of March 14, 2009, by and between Farmer Bros. Co. and Heidi L. Modaro (filed herewith).*
10.16	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed herewith).*
10.17	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *
10.18
Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*
10.19
Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*
10.20
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*
10.21
Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*
10.22
Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference)*

10.23	Form of 2008 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference) *
10.24
Form of Fiscal 2008 Award Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 3, 2008 and incorporated herein by reference).*
10.25
Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*
10.26
Good Faith Amendment to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) for the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).
10.27	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed herewith).*
10.28
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with updated schedule of indemnitees attached) (filed herewith).*
14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2009 (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed with the SEC on August 31, 2009).
21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith).
23.1	Consent of Independent Registered Accounting Firm (filed herewith).
31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Properties List (filed herewith).

*
Management contract or compensatory plan or arrangement.