Form 10-K/A
period 2009-06-30
FARMER BROTHERS CO
filed 2009-09-15
CIK 34563

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment 1)

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the original Annual Report on Form 10-K for the year ended June 30, 2009 of Farmer Bros. Co. (the "Company") that initially was filed with the Securities and Exchange Commission (the "SEC") on September 14, 2009 (the "Original 10-K"). This Amendment is being filed to amend Item 8 of Part II of the Original 10-K to revise Note 1. Summary of Significant Accounting Policies to include the effect of adopting SFAS No. 165 and to provide supplemental information on Revenue Recognition.

        Additionally, pursuant to the rules of the SEC, Part IV of the Original 10-K has been amended to contain currently dated certifications of the Company's chief executive officer and chief financial officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our chief executive officer and chief financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

        Except as described above, no other amendments have been made to the Original 10-K. All other Items of the Original 10-K are unaffected by this Amendment but have been included in this Amendment solely to provide investors with one complete amended filing. This Amendment does not reflect events occurring after September 14, 2009 or modify or update the disclosure contained in the Original 10-K in any way other than as required to reflect the revisions discussed above.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiaries' internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
September 15, 2009

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

        In connection with the acquisition of the DSD Coffee Business described in Note 2, the Company entered into an agreement with Sara Lee pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee's agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of June 30, 2009, the Company had $8.1 million of other receivables from Sara Lee.

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

Subsequent Events

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"), which provides guidance on the recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 as of June 30, 2009. The adoption of SFAS 165 did not have an impact on the Company's financial position, results of results of operation, or cash flows. The Company considered events through September 15, 2009, for purposes of determining whether any event warranted recognition or disclosure in its annual financial statements as of and for the three and twelve month periods ended June 30, 2009.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2009 of Farmer Bros. Co. and Subsidiaries and our report dated September 15, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
September 15, 2009

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