Form 10-Q
period 2009-09-30
FARMER BROTHERS CO
filed 2009-11-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

On November 5, 2009 the registrant had 16,123,580 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,396	$20,038
Short term investments	50,710	42,926
Accounts and notes receivable, net	43,135	45,744
Inventories	79,274	68,961
Income tax receivable	3,751	4,163
Deferred income taxes	1,088	1,089
Prepaid expenses	2,210	3,625
Total current assets	181,564	186,546
Property, plant and equipment, net	115,202	112,063
Goodwill and other intangible assets, net	27,944	28,758
Other assets	1,745	1,758
Deferred income taxes	892	892
Total assets	$327,347	$330,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,044	$34,627
Accrued payroll expenses	16,202	13,121
Short-term borrowings under revolving credit facility	8,093	16,182
Short-term obligations under capital leases	822	908
Deferred state taxes	2,242	2,198
Other	9,343	9,421
Total current liabilities	69,746	76,457
Accrued postretirement benefits	18,206	18,259
Long-term obligations under capital leases	205	344
Accrued pension liabilities	40,785	38,468
Total liabilities	128,942	133,528
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,078,111 shares issued and outstanding	16,078	16,078
Additional paid-in capital	31,337	31,135
Retained earnings	218,285	217,792
Unearned ESOP shares	(32,383)	(33,604)
Less accumulated comprehensive loss	(34,912)	(34,912)
Total stockholders’ equity	198,405	196,489
Total liabilities and stockholders’ equity	$327,347	$330,017

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,
	2009	2008

Net sales	$112,127	$66,524
Cost of goods sold	57,823	35,573
Gross profit	54,304	30,951
Selling expenses	44,298	28,004
General and administrative expenses	12,505	7,202
Operating expenses	56,803	35,206
Loss from operations	(2,499)	(4,255)
Other income (expense):
Dividend income	679	1,047
Interest income	93	477
Interest expense	(139)	—
Other, net income (expense)	4,461	(9,850)
Total other income (expense)	5,094	(8,326)
Income (loss) before taxes	2,595	(12,581)
Income tax expense (benefit)	396	(6,496)
Net income (loss)	$2,199	$(6,085)

Basic and diluted net income (loss) per share	$0.15	$(0.42)

Weighted average shares outstanding	14,748,564	14,429,074

Dividends declared per share	$0.115	$0.115

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,199	$(6,085)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,875	3,406
Deferred income taxes	44	(6,179)
Loss on sales of assets	—	173
ESOP and share based compensation expense	1,572	1,273
Net (gain) loss on investments	(4,229)	9,871
Gain on sales or property, plant and equipment	(21)	(8)
Change in operating assets and liabilities:
Short term investments	(3,555)	53,031
Accounts and notes receivable	2,609	(705)
Inventories	(10,313)	(3,117)
Income tax receivable	412	(292)
Prepaid expenses and other assets	1,427	731
Accounts payable	(1,330)	(1,049)
Accrued payroll expenses and other liabilities	3,002	1,591
Accrued postretirement benefits	(52)	33
Other long-term liabilities	2,178	—
Total adjustments	(2,381)	58,759
Net cash (used in) provided by operating activities	(182)	52,674
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,613)	(12,843)
Proceeds from sales of property, plant and equipment	435	—
Net cash used in investing activities	(8,178)	(12,843)
Cash flows from financing activities:
Repayments on revolving credit line, net	(8,267)	—
Payments on capital lease obligations	(160)	—
Dividends paid	(1,855)	(1,749)
Net cash used in financing activities	(10,282)	(1,749)
Net (decrease) increase in cash and cash equivalents	(18,642)	38,082
Cash and cash equivalents at beginning of period	20,038	9,973
Cash and cash equivalents at end of period	$1,396	$48,055

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1.          Farmer Bros. Co. and Summary of Significant Accounting Policies

The Company

Farmer Bros. Co. is a manufacturer, wholesaler and distributor of coffee and non-coffee (“allied”) products to the institutional food service segment. The Company was incorporated in California in 1923, and reincorporated in Delaware in 2004.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

These accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2009.

The Company considered events through November 9, 2009, for purposes of determining whether any event warranted recognition or disclosure in its quarterly financial statements as of and for the three months ended September 30, 2009.

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

Fair Value Measurements

Effective July 1, 2009, the Company implemented the requirements of ASC 820-10 “Fair Value Measurements” of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) for its financial assets and liabilities. Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The Company maximizes the use of observable market inputs, minimizes the use of unobservable market inputs and discloses in the form of an outlined hierarchy the details of such fair value measurements.

See Note 3 for additional information.

Coffee Brewing Equipment and Service

The Company records expenses related to coffee brewing equipment provided to customers in cost of goods sold.  These costs include depreciation on capitalized equipment and the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts).  Cost of coffee brewing equipment and service included in the accompanying financial statements for the fiscal quarters ended September 30, 2009 and 2008, is $5.5 million and $2.2 million, respectively.  The Company capitalized coffee brewing equipment in the amounts of $4.2 million and $2.1 million during the three months ended September 30, 2009 and 2008, respectively.  Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $1.2 million and $0.1 million, in the fiscal quarters ended September 30, 2009 and 2008, respectively.

Revenue Recognition

Most products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.

In connection with the acquisition of the DSD Coffee Business described in Note 2, the Company entered into an agreement with Sara Lee Corporation (“Sara Lee”) pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of September 30, 2009, the Company had $6.1 million of receivables from Sara Lee related to this arrangement, which are included in “other receivables” (see Note 4).

Net Income (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding, including unvested share payment awards that contain rights to receive non-forfeitable dividends but excluding unallocated shares held by the Company’s Employee Stock Ownership Plan. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The (see Note 10) dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. For the three months ended September 30, 2009 and 2008 the Company had no dilutive shares. Accordingly, the accompanying unaudited consolidated financial statements present only basic EPS.

Effective July 1, 2009, the Company began using the “Two-Class Method” to compute EPS.  The Two-Class Method considers restricted stock with a right to receive non-forfeitable dividends as participating securities and is included in the calculation of EPS.  The effect for the three months ended September 30, 2009 and 2008 was not material.

Dividends Declared

The following dividends were declared in the first quarter of fiscal 2010 on the date indicated (in thousands, except per share amounts):

		Dividend amount
Record date	Payment date	Total	Per share

October 23, 2009	November 9, 2009	$1,855	$0.115

Impairment of Goodwill and Intangible Assets

The Company performs an annual goodwill and indefinite-lived intangible assets impairment test as of June 30 of each fiscal year.  Goodwill and other indefinite lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Indefinite lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.  In addition to an annual test, goodwill and indefinite lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the fiscal quarter ended September 30, 2009.

Recently Adopted Accounting Standards

Effective July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168, the historical GAAP hierarchy was eliminated and the Accounting Standards Codification (“ASC”) became the single official source of authoritative, non-governmental GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. SFAS No. 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. It has been codified within ASC 105, “Generally Accepted Accounting Principles” (“Topic 105”). The Company adopted Topic 105 on July 1, 2009. Since Topic 105 does not change GAAP, the standard did not impact the Company’s financial statements.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and is effective for the Company in fiscal 2010. FSP SFAS 132(R)-1 was codified within Topic 715 “Compensation-Retirement Benefits.”

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 clarifies that share based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS. The Company adopted FSP No. EITF 03-06-1 on July 1, 2009.  Adoption of the standard did not have a material impact on the Company’s consolidated financial statements. FSP No. EITF 03-6-1 was codified within ASC 260, “Earnings Per Share.”

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted FSP No. FAS 142-3 on July 1, 2009 on a prospective basis.  Adoption of the standard did not have a material impact on the Company’s consolidated financial statements. FSP No. FAS 142-3 was codified within ASC 275, “Risks and Uncertainties”, and ASC 350, “Intangibles-Goodwill and Other.”

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS 141(R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) retains the fundamental requirements of SFAS 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent considerations be recognized at the acquisition date and re-measured at fair value in each subsequent reporting period, that acquisition related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented, SFAS 141(R) and SFAS

160 are to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 were effective for the Company beginning July 1, 2009.  Although the accounting on future transactions is expected to be impacted, the Company did not have any material impact to its historical financial statements from the adoption of SFAS 141(R) and SFAS 160.

Additionally, for business combinations for which the acquisition date occurs prior to the effective date of SFAS 141(R), the acquirer is required to apply the requirements of ASC 740, “Income Taxes,” as amended by SFAS 141(R), prospectively. After the effective date of SFAS 141(R), changes in the valuation allowance for acquired deferred tax assets and dispositions of uncertain income tax positions must be recognized as an adjustment to income tax expense, rather than through goodwill. The impact of the adoption of SFAS 141(R) on the Company’s consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after July 1, 2009. SFAS 141(R) was codified within Topic 805, “Business Combinations” (“Topic 805”).

In April 2009, the FASB issued FSP No. 141R-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141R-1”). FSP No. 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R), and instead carries forward most of the provisions in SFAS 141(R) for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP141R-1 on July 1, 2009.  Adoption of the standard did not have a material impact on the Company’s consolidated financial statements. FSP No. 141R-1 was codified within Topic 805.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS No. 107-1 and APB No. 28-1 on July 1, 2009.  Adoption of the standards did not have an impact on the Company’s financial statement disclosures.  FSP FAS No. 107-1 and APB No. 28-1 were codified within ASC 825, “Financial Instruments.”

New Accounting Pronouncements

In June 2008, the FASB released a proposed SFAS, “Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141)” (the “Proposed Statement”), for a comment period that ended during August 2008. The Proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The Proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the Proposed Statement is approved in final form by the FASB, the Company will evaluate whether the adoption of the Proposed Statement will have any material impact on its financial position or results of operations. Following the effective date of the ASC, SFAS No. 5 was codified within Topic 450, “Contingencies.”

In August 2009, the FASB issued ASU No. 2009-5, which amends ASC 820, “Fair Value Measurements and Disclosures” (“Topic 820”) as it relates to the fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique. The Company will adopt ASU No. 2009-5 in the second quarter of fiscal 2010. The Company is evaluating the impact of ASU No. 2009-5 on the Company’s consolidated financial statements.

Note 2.          Acquisition

Acquisition of DSD Coffee Business

Effective as of February 28, 2009, the Company completed the acquisition from Sara Lee Corporation, a Maryland corporation (“Seller”), and Saramar, L.L.C., a Delaware limited liability company (“Saramar” and collectively with Seller, “Seller Parties”) of certain assets used in connection with Seller Parties’ direct store delivery coffee business in the United States (the “DSD Coffee Business”). The acquired business generally consists of manufacturing and selling coffee, tea and related products through a network of facilities and vehicles which was acquired to complement and expand the Company’s previously existing operations. This business also includes the distribution, sale and service of brewed and liquid coffee equipment, as well as the right to distribute sauces and dressings to customers of the DSD Coffee Business. The results of operations of the DSD Coffee Business were included in the Company’s consolidated financial statements beginning on March 1, 2009.

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

Subject to certain post-closing adjustments relating to the amount of consumable inventory and prepaid expenses at closing, and after giving effect to certain reimbursement obligations of the parties relating to accounting costs, IT carve-out costs, and transfer taxes and fees, as well as real and personal property tax and utility prorations, the amount paid to Seller was $45.6 million, which consisted of $16.1 million of Company cash and proceeds of a bank loan of $29.5 million. The Company paid approximately $2.7 million of acquisition related expenses. At closing, the Company assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. As of September 30, 2009, these liabilities are estimated to be a total of $2.0 million consisting of $1.3 million for costs related to exiting certain acquired operations, $0.6 million for accrued vacation and $0.1 million in other estimated liabilities. Seller Parties retained all liabilities that were not specifically assumed by the Company. The Company re-financed and replaced certain leases relating to the DSD Coffee Business vehicles in the fourth quarter of fiscal 2009. Additionally, the Company assumed lease liabilities for sixty-four branch facility leases with lease terms that generally do not exceed three years.

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

The accompanying consolidated financial statements do not include pro-forma historical information, as if the results of the DSD Coffee Business had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward-looking information, rather than historical information, would be required since the DSD Coffee Business was operated as part of a larger business within Seller and there will be a different operating cost structure and different operations support under the Company’s ownership. Net revenue of the DSD Coffee Business for the eight months ended February 28, 2009 (the effective date of the acquisition) was approximately $134 million, and approximately $228 million for the fiscal year ended June 30, 2008. Net revenue for the DSD Coffee Business for the three months ended September 30, 2009 was approximately $43.7 million.  However, the Company has not provided forward-looking information with respect to incremental costs and expenses to be incurred because such information is not determinable.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, based on the preliminary purchase price allocation:

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

Intangible assets consist of trademarks, customer relationships, and service agreements with a gross carrying value and accumulated amortization as of September 30, 2009 of $13.2 million and $0.8 million, respectively. The accumulated amortization represents aggregate amortization for the seven months ended September 30, 2009 from February 28, 2009, the date of acquisition. Estimated aggregate amortization of intangible assets for each of the following five years based on the estimated fair values of the intangible assets is expected to be approximately $1.4 million.

Note 3.          Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At September 30, 2009 and June 30, 2008, derivative instruments are not designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other, net income (expense).”

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

The Company’s preferred stock investments have been grouped as follows at September 30, 2009:

(In thousands)	Total	Level 1	Level 2	Level 3
	(Unaudited)
Preferred stock	$50,294	$16,030	$34,264	$—

Investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, are held for trading purposes and are stated at fair value.  Investments are as follows:

	September 30,	June 30,
(In thousands)	2009	2009
	(Unaudited)
Trading securities at fair value
Preferred Stock	$50,294	$42,466
Futures, options and other derivatives	416	460
	$50,710	$42,926

Gains and losses, both realized and unrealized, are included in “Other, net income (expense).”  Net realized and unrealized gains and losses are as follows:

	Three Months Ended September 30,
(In thousands)	2009	2008
	(Unaudited)
Net realized gains	$55	$19
Net unrealized gains (losses)	4,174	(9,890)
Net realized and unrealized gains (losses)	$4,229	$(9,871)

The following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2009 and June 30, 2009, aggregated by the length of time those investments have been in a continuous loss position:

	September 30, 2009 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Preferred Stock	$1,146	$(16)	$22,195	$(9,691)

	June 30, 2009 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Preferred Stock	$3,438	$(714)	$26,009	$(11,718)

Note 4.          Accounts Receivable, net

	September 30,	June 30,
(In thousands)	2009	2009
	(Unaudited)

Trade Receivables	$38,254	$37,076
Other receivables	6,078	9,841
Allowance for doubtful accounts	(1,197)	(1,173)
	$43,135	$45,744

Note 5.          Inventories

September 30, 2009	Processed	Unprocessed	Total
(Unaudited)	(In thousands)
Coffee	$20,435	$21,239	$41,674
Allied products	26,204	3,833	30,037
Coffee brewing equipment	5,662	1,901	7,563
	$52,301	$26,973	$79,274

June 30, 2009	Processed	Unprocessed	Total
	(In thousands)
Coffee	$15,612	$19,816	$35,428
Allied products	20,760	4,686	25,446
Coffee brewing equipment	4,745	3,342	8,087
	$41,117	$27,844	$68,961

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

Company Pension Plans

The Company has a contributory defined benefit plan for the majority of its employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan for certain hourly employees covered under a collective bargaining agreement (Brewmatic Plan).  The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost

	Three months ended
	September 30,
(Unaudited)	2009	2008
	(In thousands)
Service cost	$1,097	$615
Interest cost	1,527	1,477
Expected return on plan assets	(1,204)	(1,769)
Amortization of net (gain)/loss*	856	145
Amortization of prior service cost/(credit)*	41	50
Net periodic benefit (credit) cost	$2,317	$518

*  These amounts represent the estimated portion of the net (gain)/loss and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2009	2008
Discount rate	6.25%	6.80%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%

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

Note  7. Bank Loan

On March 2, 2009 the Company and its wholly owned subsidiary, Coffee Bean International, Inc. (“CBI”), as Borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”), with Wachovia Bank, National Association, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes.  The Loan Agreement contains a variety of restrictive covenants customary in an asset-based lending facility, including a cash flow coverage requirement, and it places limits on capital expenditures and dividends.  All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Company and CBI, excluding the preferred stock held in investment accounts.  The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined.  The agreement has an unused commitment fee of 0.375%.  The interest rate varies based upon line usage, borrowing base availability and market conditions.  The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The interest rate was 3.5% at September 30, 2009.  Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value.

The Company is in compliance with all restrictive covenants and limitations as of September 30, 2009 and anticipates being in compliance with all restrictive covenants for the foreseeable future.  On September 30, 2009, borrowings under the credit facility were $8.1 million and the Company had excess availability under the credit facility of $34.8 million.

Note  8. Stock-Based Compensation

Stock Options

No stock options were granted during the three months ended September 30, 2009 and 2008.

The following table summarizes stock option activity for three months ended September 30, 2009:

(Unaudited)	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2009	239,000	$22.22	$6.41	6.1	$60
Granted	—
Cancelled/forfeited	(15,668)	$22.52	$6.26		$0
Balance, September 30, 2009	223,332	$22.27	$6.55	5.8	$0
Vested and exercisable, September 30, 2009	39,824	$22.66	$6.16	5.4	$0
Vested and expected to vest, September 30, 2009	223,332	$22.27	$6.55	5.8	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $20.70 at September 30, 2009, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.  As of September 30, 2009, there was approximately $0.9 million of unamortized compensation expense related to stock options.  No awards vested during the three months ended September 30, 2009.  Compensation expense recognized in general and administrative expenses for the three month period ended September 30, 2009 and 2008 was $0.1 million and $63,000, respectively.

Restricted Stock

Shares of restricted stock vest at the end of three years from the grant date. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expenses for the three months ended September 30, 2009 and 2008 was $0.1 million and $48,000, respectively.  No awards vested during the three months ended September 30, 2009.  As of September 30, 2009, there was approximately $0.7 million of unamortized compensation expense related to restricted stock.

The following table summarizes the status of the Company’s restricted stock as of September 30, 2009:

(Unaudited)	Shares Awarded	Weighted Average Fair Value	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at June 30, 2009	48,169	$22.19	2.1	$1,072
Cancelled/forfeited	(2,500)			$52
Unvested at September 30, 2009	45,669		1.8	$945
Vested and exercisable, September 30, 2009	—
Expected to vest, September 30, 2009	45,669	$22.22	1.8	$945

Note 9.  Income Taxes

Consideration of whether a valuation allowance should be recorded against deferred tax assets is based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making such assessment, significant weight is to be given to evidence that can be objectively verified such as recent operating results and less consideration is to be given to less objective indicators such as future earnings projections. In the fourth quarter of fiscal 2009, the Company evaluated its deferred tax assets in accordance with these requirements.

A significant negative factor was the Company’s three year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, compared to the size of deferred tax assets. The deferred tax assets in fiscal 2009 increased to $41.4 million as compared to $21.6 million in fiscal 2008. This increase primarily resulted from decreased pension asset values which in turn created increased pension plan contribution obligations. These considerations outweighed the Company’s ability to rely on projections of future taxable income and future appreciation of pension assets as of June 30, 2009.

Accordingly, a valuation allowance of $33.3 million was recorded to offset this deferred tax asset.  Of this amount, $19.7 million was recorded as tax expense and $13.6 million was recorded as a reduction in other comprehensive income.

At September 30, 2009, the Company cannot conclude that it is more likely than not that the deferred tax assets will be realized due to the recent history of losses. A summary of the income tax provision recorded in the first quarter of fiscal 2010 and 2009 is as follows:

	Three months Ended September 30,
(Unaudited)	2009	2008
	(In thousands)
Income (loss) before income tax provision	$2,595	$(12,581)

Income tax provision at federal statutory rate	$882	$(4,278)
State income taxes and credits	131	(755)
Dividends received deduction	(379)	(1,191)
Valuation allowance	(445)	—
Other permanent items	207	(272)
Income tax provision	$396	$(6,496)

As of September 30, 2009 and June 30, 2009, the Company had not recognized the following tax benefits in its consolidated financial statements:

	September 30,	June 30,
(In thousands)	2009	2009
	(Unaudited)
Total unrecognized tax benefits*	$4,382	$4,382
Unrecognized tax benefits that would affect the Company’s effective tax rate if recognized*	$4,117	$4,117

* Excluding interest and penalties

California is currently conducting a state examination of the Company’s open tax return years.  The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next twelve months upon the conclusion of this examination, and other potential state and federal examinations.  However, it is premature to assess the range of the reasonably possible changes to the Company’s unrecognized tax benefits.

Note 10.  Net income (loss) per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
(In thousands, except per share data)	2009	2008
	(Unaudited)

Net income (loss) attributable to common stockholders - basic	$2,199	$(6,086)
Effect of dilutive securities:
Net income (loss) attributable to unvested restricted stockholders	—	—

Total net income (loss)	$2,199	$(6,085)

Weighted average common shares outstanding - basic	14,749	14,404
Effect of dilutive securities:
Shares issuable under stock options and restricted stock	—	—

Weighted average common shares outstanding - diluted	14,749	14,404

Basic and diluted net income (loss) per common share	$0.15	$(0.42)

Effective July 1, 2009, the Company began using the “Two-Class Method” to compute EPS since the Company awards restricted stock with a right to receive non-forfeitable dividends and since such awards are considered participating securities.  The Company computed EPS using the Two-Class Method for all periods presented. For the three months ended September 30, 2009, the undistributed income allocated to unvested restricted stock was not material.  For the three months ended September 30, 2008, the Company incurred net loss and, therefore, the treasury stock method was used to compute EPS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations.  These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact.  These forward-looking statements can be identified by the use of words like “anticipates,” “feels,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning.  Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements.  We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC.  Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, our ability to successfully integrate the CBI and DSD Coffee Business acquisitions, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, and changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report, and other factors described from time to time in our filings with the SEC.

Liquidity and Capital Resources

Credit Facility

On March 2, 2009 we entered into a Loan and Security Agreement (the “Loan Agreement”), with Wachovia Bank, National Association, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes. The Loan Agreement contains a variety of restrictive covenants customary in an asset based lending facility, including a fixed charge coverage requirement, and it places limits on capital expenditures and dividends. The Loan Agreement allows us to pay dividends at the current rate, subject to certain cash flow and liquidity requirements.

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in our assets, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The interest rate was 3.5% at September 30, 2009.  Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value.

We are in compliance with all restrictive covenants and limitations as of September 30, 2009 and anticipate being in compliance with all restrictive covenants for the foreseeable future. On September 30, 2009 borrowings under the credit facility were $8.1 million and we had excess availability under the credit facility of $34.8 million.  As of October 31, 2009, approximately $12.3 million was outstanding under this credit facility.

Liquidity

During the first quarter of fiscal 2010 we continued to finalize our planning and begin the integration of the DSD Coffee Business into our existing operations.  This is a broad based effort that is expected to include SKU optimization, branch and route consolidation, conversion to the Company’s IT systems, including implementation of our mobile sales software across the DSD Coffee Business sales network, and supply chain and manufacturing streamlining.  We currently estimate that integration expenses during fiscal 2010 will be approximately $13.0 million, of which approximately $5.0 million is expected to be capitalized.  During fiscal 2010 we expect to incur approximately $6.0 million in expenditures associated with the installation of two roasters and other production equipment at our Torrance facility and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles and machinery and equipment.  Of these planned expenditures, we incurred approximately $8.6 million during the fiscal quarter ended September 30, 2009.  This included $0.5 million for vehicles, $6.8 million for machinery and equipment including machinery and equipment for the DSD Coffee Business.  Approximately $4.0 million of the total capital expenditures during the quarter ended September 30, 2009 was associated with the integration of the DSD Coffee Business.

As described above, we maintain a $50 million senior secured revolving line of credit with Wachovia Bank.  Although we expect cost reductions and other positive synergies from integrating the DSD Coffee Business with our operations, the timing of these improvements is uncertain.  We believe this credit facility, in addition to our other liquid assets, provides sufficient capital resources and flexibility to allow us to make investments in the DSD Coffee Business, fund integration expenses, meet necessary working capital requirements and implement our business plan without relying solely on cash flows from operations.

Our working capital is composed of the following:

	As of September 30,	As of June 30,
(In thousands)	2009	2009
	(Unaudited)
Current assets	$181,564	$186,546
Current liabilities	69,746	76,457
Working capital	$111,818	$110,089

Capital expenditures	$8,613	$38,901
Purchase of business	$—	$48,287
Dividends paid and payable	$1,855	$6,631

As of September 30, 2009 we had no material commitments for capital expenditures other than those described above.

Results of Operations

Our net sales in the first quarter of fiscal 2010 increased $45.6 million, or 69%, to $112.1 million as compared to $66.5 million in the first quarter of fiscal 2009.  This increase is primarily due to the addition of $43.7 million in net sales from the DSD Coffee Business and a $2.7 million increase in net sales from CBI.  Total combined unit sales for the first quarter of fiscal 2010 increased 62% from the first quarter of fiscal 2009.  Unit sales, excluding CBI, for the first quarter of fiscal 2010 increased 70% from the first quarter of fiscal 2009.  This increase resulted primarily from the acquisition of the DSD Coffee Business, which has been included in our consolidated financial statements since March 1, 2009.

The acquisition of the DSD Coffee Business has added to our top line sales and our geographic reach.  Some of the new regions we now serve, for example in Michigan, continue to experience more negative economic conditions than in our pre-acquisition service area.  We expect the ongoing weakness in the economy and reduced consumer spending will continue to impact our sales through the remainder of fiscal 2010.

Gross profit in the first quarter of fiscal 2010 increased $23.3 million, or 75%, to $54.3 million, as compared to $31.0 million in the first quarter of fiscal 2009.  Gross margin increased to 48% in the first quarter of fiscal 2010 from 47% in the first quarter of fiscal 2009.  Approximately 93% of this increase is from the addition of the DSD Coffee Business and 6% of this increase is from CBI.  Additionally, total coffee brewing equipment and service costs in the first quarter of fiscal 2010 was $5.5 million as compared to $2.2 million in the first quarter of fiscal 2009.

In the first quarter of fiscal 2010, operating expenses increased $21.6 million, or 61%, to $56.8 million, or 51% of sales, from $35.2 million, or 53% of sales, in the comparable quarter of fiscal 2009.  Operating expenses in the first quarter of fiscal 2010 include $18.3 million in operating expenses associated with the DSD Coffee Business.

Our loss from operations in the first quarter of fiscal 2010 was ($2.5) million as compared to ($4.3) million in the first quarter of fiscal 2009.  Cash flow remains strong, with non-cash expenses for depreciation and amortization, and ESOP and share-based compensation expense in the amount of $7.4 million in the first quarter of fiscal 2010, as compared to $4.7 million in the same quarter of the prior fiscal year.

Total other income for the first quarter of fiscal 2010 was $5.1 million as compared to total other expense of ($8.3) million in the first quarter of fiscal 2009. The improvement in total other income in the first quarter of fiscal 2010 is primarily the result of improved results from our preferred stock portfolio which recorded net realized and unrealized gains in the first quarter of fiscal 2010 as compared to net realized and unrealized losses in the first quarter of fiscal 2009.

As a result of the forgoing factors, net income in the first quarter of fiscal 2010 was $2.2 million, or $0.15 per share, as compared to net loss of ($6.1) million, or ($0.42) per share, in the first quarter of fiscal 2009.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of preferred securities has sometimes included investments in derivatives that provide a natural economic hedge of interest rate risk. We review the interest rate sensitivity of these securities and (a) may enter into “short positions” in futures contracts on U.S. Treasury securities or (b) may hold put options on such futures contracts in order to reduce the impact of certain interest rate changes on such preferred stocks. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates. We do not transact in futures contracts or put options for speculative purposes.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the U.S. Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.

As of September 30, 2009 there were no futures or options contracts in place as an interest rate hedge.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2009. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

	Market Value at September 30, 2009			Changes in Market
	Preferred	Futures and	Total	Value of Total
Interest Rate Changes	Securities	Options	Portfolio	Portfolio
	(In thousands)
-150 basis points	$51,816	$—	$51,816	$1,522
-100 basis points	$51,566	$—	$51,566	$1,272
Unchanged	$50,294	$—	$50,294	$—
+100 basis points	$47,700	$—	$47,700	$(2,594)
+150 basis points	$46,165	$—	$46,165	$(4,129)

Our revolving line of credit with Wachovia Bank is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The balance outstanding as of September 30, 2009 was $8.1 million and the interest rate at September 30, 2009 was 3.5%.

The following table demonstrates the impact of interest rate changes on our interest expense on the revolving credit facility for a full year based on the outstanding balance and interest rate as of September 30, 2009:

	Interest	Annual Interest
Interest Rate Changes	Rate	Expense
		(In thousands)

-150 basis points	2.00%	$162
-100 basis points	2.50%	$202
Unchanged	3.50%	$283
+100 basis points	4.50%	$364
+150 basis points	5.00%	$405

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price green coffee inventory on the last-in, first-out (LIFO) basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. From time to time we may hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in “Other, net (expense) income.”

On June 30, 2009 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee. The following table demonstrates the impact of changes in market value of coffee cost on market value of coffee forward purchase contracts:

	Market Value			Change in Market Value
	Coffee	Futures &
Coffee Cost Change	Inventory	Options	Total	Derivatives	Inventory
	(In thousands)
-10%	$38,000	$(623)	$37,377	$(623)	$(3,674)
unchanged	$41,674	$416	$42,090	$—	$—
10%	$46,000	$623	$46,623	$623	$4,326

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

As of September 30, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13(a)-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4T. Controls and Procedures

None.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

President and
/s/ ROGER M. LAVERTY III	Chief Executive Officer	November 9, 2009
Roger M. Laverty III	(principal executive
officer)

Treasurer and
/s/ JOHN E. SIMMONS	Chief Financial Officer	November 9, 2009
John E. Simmons	(principal financial
officer)

EXHIBIT INDEX

3.1

Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005 and incorporated herein by reference).

4.2

Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2005 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1

Asset Purchase Agreement, dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2

Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3

Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.4

Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.5

Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.6

Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wachovia Bank, National Association, as Lender (filed herewith).

10.7

Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.8

Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.9

Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.10

ESOP Loan Agreement No. 2, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.11

Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.12

Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.13

Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.14

Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.15

Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.16

Employment Agreement, dated as of March 14, 2009, by and between Farmer Bros. Co. and Heidi L. Modaro (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.17

Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.18	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *

10.19

Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.20

Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.21

Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.22

Form of 2007 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2006 and incorporated herein by reference).*

10.23

Form of Award Letter (Fiscal 2007) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference)*

10.24

Form of 2008 Target Award Notification Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2007 and incorporated herein by reference) *

10.25

Form of Fiscal 2008 Award Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2008 and incorporated herein by reference).*

10.26

Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.27

Good Faith Amendment to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) for the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.28	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed herewith).*

10.29

Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with updated schedule of indemnitees attached) (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

14.1

Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2009 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2009 and incorporated herein by reference).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith).

*                                         Management contract or compensatory plan or arrangement.