Form 10-Q
period 2009-12-31
FARMER BROTHERS CO
filed 2010-02-09
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34249

FARMER BROS. CO.

(exact name of registrant as specified in its charter)

Delaware	95-0725980
(State of Incorporation)	(I.R.S. Employer Identification No.)

20333 South Normandie Avenue Torrance, California	90502
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(310) 787-5200

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

On February 8, 2010, the registrant had 16,167,301 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2009	June 30, 2009

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,791	$20,038
Short term investments	52,674	42,926
Accounts and notes receivable, net	50,756	45,744
Inventories	79,934	68,961
Income tax receivable	6,549	4,163
Deferred income taxes	1,089	1,089
Prepaid expenses	5,450	3,625

Total current assets	198,243	186,546

Property, plant and equipment, net	115,634	112,063
Goodwill and other intangible assets, net	27,089	28,758
Other assets	1,726	1,758
Deferred income taxes	892	892

Total assets	343,584	330,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	34,662	34,627
Accrued payroll expenses	13,490	13,121
Short-term borrowings under revolving credit facility	22,411	16,182
Short-term obligations under capital leases	706	908
Deferred state taxes	2,198	2,198
Other	9,300	9,421

Total current liabilities	82,767	76,457

Accrued postretirement benefits	18,172	18,259
Long-term obligations under capital leases	102	344
Accrued pension liabilities	43,101	38,468

Total liabilities	144,142	133,528

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,167,301 and 16,078,111 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	16,167	16,078
Additional paid-in capital	31,365	31,135
Retained earnings	217,992	217,792
Unearned ESOP shares	(31,170)	(33,604)
Less accumulated comprehensive income	(34,912)	(34,912)

Total stockholders’ equity	199,442	196,489

Total liabilities and stockholders’ equity	$343,584	$330,017

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales	$120,225	$76,530	$232,352	$143,053
Cost of goods sold	69,133	39,212	126,956	74,784

Gross profit	51,092	37,318	105,396	68,269

Selling expenses	44,668	30,193	88,966	58,197
General and administrative expenses	11,526	6,912	24,031	14,114

Operating expenses	56,194	37,105	112,997	72,311

(Loss) income from operations	(5,102)	213	(7,601)	(4,042)

Other income (expense)
Dividend income	854	902	1,533	1,949
Interest income	935	461	1,028	938
Interest expense	(1,026)	—	(1,165)	—
Other, net income (expense)	2,905	(812)	7,366	(10,662)

Total other income (expense)	3,668	551	8,762	(7,775)

(Loss) income before taxes	(1,434)	764	1,161	(11,817)
Income tax (benefit) expense	(2,851)	870	(2,455)	(5,627)

Net income (loss)	$1,417	$(106)	$3,616	$(6,190)

Basic net income (loss) per share	$0.10	$(0.01)	$0.25	$(0.43)

Diluted net income (loss) per share	$0.10	$(0.01)	$0.25	$(0.43)

Weighted average common shares outstanding - basic	14,721,740	14,480,971	14,692,164	14,455,023
Weighted average common shares outstanding - diluted	14,723,380	14,480,971	14,694,059	14,455,023
Cash dividends declared per common share	$0.115	$0.115	$0.230	$0.230

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,616	$(6,190)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12,385	7,256
Deferred income taxes	—	(4,969)
Loss on sales of assets	339	372
ESOP and share based compensation expense	2,753	2,680
Net (gain) loss on investments	(7,007)	10,792
Change in operating assets and liabilities:
Short term investments	(2,741)	58,521
Accounts and notes receivable	(5,011)	(4,708)
Inventories	(10,973)	(1,618)
Income tax receivable	(2,386)	(634)
Prepaid expenses and other assets	(1,794)	(3,805)
Accounts payable	316	(3,808)
Accrued payroll expenses and other liabilities	151	818
Accrued postretirement benefits	(87)	(112)
Other long-term liabilities	4,392	2,311

Total adjustments	(9,663)	63,096

Net cash (used in) provided by operating activities	(6,047)	56,906

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,753)	(22,522)
Proceeds from sales of property, plant and equipment	127	20

Net cash used in investing activities	(14,626)	(22,502)

Cash flows from financing activities:
Borrowings on revolving credit line, net	6,228	—
Payments on capital lease obligations	(386)	—
Dividends paid	(3,416)	(3,551)

Net cash provided by (used in) financing activities	2,426	(3,551)

Net (decrease) increase in cash and cash equivalents	(18,247)	30,853
Cash and cash equivalents at beginning of period	20,038	9,973

Cash and cash equivalents at end of period	$1,791	$40,826

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

These accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2009.

The Company considered events through February 9, 2010, the date the accompanying unaudited consolidated financial statements were issued, for purposes of determining whether any event warranted recognition or disclosure in its quarterly financial statements as of and for the three and six months ended December 31, 2009.

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

Coffee Brewing Equipment and Service

The Company records expenses related to coffee brewing equipment provided to customers in cost of goods sold. These costs include depreciation on capitalized equipment and the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts). Cost of coffee brewing equipment and service included in the accompanying financial statements for the fiscal quarters ended December 31, 2009 and 2008 is $4.8 million and $2.3 million, respectively. Cost of coffee brewing equipment and service included in the accompanying financial statements for the six months ended December 31, 2009 and 2008 is $10.3 million and $4.5 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $6.5 million and $3.9 million during the six months ended December 31, 2009 and 2008, respectively. Depreciation expense related

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

to capitalized coffee brewing equipment reported as cost of goods sold was $1.4 million and $0.2 million in the fiscal quarters ended December 31, 2009 and 2008, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $2.5 million and $0.3 million in the six months ended December 31, 2009 and 2008, respectively.

Revenue Recognition

Most products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.

In connection with the acquisition of the DSD Coffee Business described in Note 2, the Company entered into an agreement with Sara Lee Corporation (“Sara Lee”) pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of December 31, 2009, the Company had $9.0 million of receivables from Sara Lee related to this arrangement, which are included in “Other receivables, net” (see Note 4).

Net Income (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding, including unvested share payment awards that contain rights to receive non-forfeitable dividends but excluding unallocated shares held by the Company’s Employee Stock Ownership Plan. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The dilutive effect of stock options (see Note 10) is calculated using the treasury stock method in which the denominator to compute diluted EPS includes potential additional shares from expected proceeds upon deemed exercise of the in-the-money stock options as of the end of the reporting period.

Effective July 1, 2009, the Company began using the “Two-Class Method” to compute EPS. The Two-Class Method considers unvested restricted stock with a right to receive non-forfeitable dividends as participating securities and allocates earnings to participating securities in the computation of EPS. The Company computed EPS using the Two-Class Method for all periods presented. For the three and six months ended December 31, 2009, net income attributable to unvested restricted shares was approximately $8,000 and $20,000, respectively. For the three and six months ended December 31, 2009, 1,640 and 1,895 dilutive shares, respectively, issuable under stock options, were included in the computation of diluted EPS. For the three and six months ended December 31, 2008, the Company incurred a net loss and, therefore, potentially dilutive shares issuable under stock options were excluded from the computation of EPS since including them would be antidilutive.

Dividends Declared

The following dividends were declared in the first six months of fiscal 2010 on the dates indicated (in thousands, except per share amounts):

		Dividend amount
Record date	Payment date	Total	Per share
October 23, 2009	November 9, 2009	$1,855	$0.115
January 22, 2010	February 8, 2010	$1,859	$0.115

Impairment of Goodwill and Intangible Assets

The Company performs an annual goodwill and indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Goodwill and other indefinite lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Indefinite lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. In addition to an annual test, goodwill and indefinite lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the six months ended December 31, 2009.

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

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB No. 28-1”). FSP FAS No. 107-1 and APB No. 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about the fair value of financial instruments for interim reporting periods ending after June 15, 2009. The Company adopted FSP FAS No. 107-1 and APB No. 28-1 on July 1, 2009. Adoption of the standards did not have an impact on the Company’s financial statement disclosures. FSP FAS No. 107-1 and APB No. 28-1 were codified within ASC 825, “Financial Instruments.”

In August 2009, the FASB issued ASU No. 2009-5, which amends ASC 820, “Fair Value Measurements and Disclosures” (“Topic 820”) as it relates to the fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of Topic 820, such as a present value technique. The Company adopted ASU No. 2009-5 on October 1, 2009. Adoption of ASU No. 2009-5 did not impact the Company’s financial statements.

New Accounting Pronouncements

In June 2008, the FASB released a proposed SFAS, “Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141” (the “Proposed Statement”), for a comment period that ended during August 2008. The Proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The Proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. Following the effective date of the ASC, SFAS No. 5 was codified within Topic 450, “Contingencies.” When and if the Proposed Statement is approved in final form by the FASB, the Company will evaluate whether the adoption of the Proposed Statement will have any material impact on its financial position or results of operations.

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

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Subject to certain post-closing adjustments relating to the amount of consumable inventory and prepaid expenses at closing, and after giving effect to certain reimbursement obligations of the parties relating to accounting costs, IT carve-out costs, and transfer taxes and fees, as well as real and personal property tax and utility prorations, the amount paid to Seller was $45.6 million, which consisted of $16.1 million of Company cash and proceeds of a bank loan of $29.5 million. The Company paid approximately $2.7 million of acquisition related expenses. At closing, the Company assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. As of December 31, 2009, these liabilities are estimated to be a total of $2.0 million consisting of $1.3 million for costs related to exiting certain acquired operations, $0.6 million for accrued vacation and $0.1 million in other estimated liabilities. Seller Parties retained all liabilities that were not specifically assumed by the Company. The Company re-financed and replaced certain leases relating to the DSD Coffee Business vehicles in the fourth quarter of fiscal 2009. Additionally, the Company assumed lease liabilities for sixty-four branch facility leases with lease terms that generally do not exceed three years.

In connection with the closing, Seller Parties and the Company entered into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement. One of the co-pack agreements provides that Seller will manufacture branded products for the Company for a period of three years. Under this agreement the Company has agreed to purchase certain minimum product quantities from Seller subject to certain permitted reductions. The transition services agreement provides that Seller will perform a number of services for the Company on an interim basis, including hosting, maintaining and supporting IT infrastructure and communications for up to eighteen months.

The accompanying consolidated financial statements do not include pro-forma historical information, as if the results of the DSD Coffee Business had been included from the beginning of the periods presented, since the use of forward-looking information would be necessary in order to meaningfully present the effects of the acquisition. Forward-looking information, rather than historical information, would be required since the DSD Coffee Business was operated as part of a larger business within Seller and there will be a different operating cost structure and different operations support under the Company’s ownership. Net revenue of the DSD Coffee Business for the eight months ended February 28, 2009 (the effective date of the acquisition) was approximately $134 million, and approximately $228 million for the fiscal year ended June 30, 2008. Net revenue for the DSD Coffee Business for the six months ended December 27, 2008 was approximately $101.5 million. However, the Company has not provided forward-looking information with respect to incremental costs and expenses to be incurred because such information is not determinable.

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

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Intangible assets consist of trademarks, customer relationships, and service agreements with a gross carrying value and accumulated amortization as of December 31, 2009 of $13.2 million and $1.1 million, respectively. The accumulated amortization represents aggregate amortization for the ten months ended December 31, 2009 from February 28, 2009, the date of acquisition.

Estimated aggregate amortization of intangible assets for each of the following five years based on the estimated fair values of the intangible assets is expected to be approximately $1.4 million.

Note 3. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At December 31, 2009 and June 30, 2009, derivative instruments are not designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other, net income (expense).”

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

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s preferred stock investments have been grouped as follows at December 31, 2009:

(In thousands)	Total	Level 1	Level 2	Level 3
	(Unaudited)
Preferred stock	$52,576	$15,413	$37,163	$—

Investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, are held for trading purposes and are stated at fair value. Investments are as follows:

(In thousands)	December 31, 2009	June 30, 2009

	(Unaudited)
Trading securities at fair value
Preferred stock	$52,576	$42,466
Futures, options and other derivatives	98	460

	$52,674	$42,926

Gains and losses, both realized and unrealized, are included in “Other, net income (expense).” Net realized and unrealized gains and losses are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net realized gains	$269	$219	$324	$238
Net unrealized gains (losses)	2,509	(1,140)	6,683	(11,030)

Net realized and unrealized gains (losses)	$2,778	$(921)	$7,007	$(10,792)

Preferred stock investments as of December 31, 2009 consisted of securities with a fair value of $31.8 million in an unrealized gain position and securities with a fair value of $20.8 million in an unrealized loss position. Preferred stock investments as of June 30, 2009 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $26.0 million in an unrealized loss position. The following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2009 and June 30, 2009, aggregated by the length of time those investments have been in a continuous loss position:

	December 31, 2009 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$2,773	$(41)	$20,796	$(7,793)

	June 30, 2009 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$3,438	$(714)	$26,009	$(11,718)

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Note 4. Accounts Receivable, net

(In thousands)	December 31, 2009	June 30, 2009
	(Unaudited)
Trade receivables	$43,960	$37,076
Other receivables, net	7,921	9,841
Allowance for doubtful accounts	(1,125)	(1,173)

	$50,756	$45,744

Note 5. Inventories

December 31, 2009	Processed	Unprocessed	Total
(Unaudited)	(In thousands)
Coffee	$19,735	$17,146	$36,881
Allied products	31,201	3,758	34,959
Coffee brewing equipment	6,317	1,777	8,094

	$57,253	$22,681	$79,934

June 30, 2009	Processed	Unprocessed	Total
	(In thousands)
Coffee	$15,612	$19,816	$35,428
Allied products	20,760	4,686	25,446
Coffee brewing equipment	4,745	3,342	8,087

	$41,117	$27,844	$68,961

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

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Company Pension Plans

The Company has a contributory defined benefit plan for the majority of its employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan for certain hourly employees covered under a collective bargaining agreement (Brewmatic Plan). The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
(Unaudited)	(In thousands)		(In thousands)
Service cost	$1,097	$615	$2,195	$1,230
Interest cost	1,527	1,477	3,054	2,954
Expected return on plan assets	(1,204)	(1,769)	(2,409)	(3,538)
Amortization of net (gain)/loss*	856	145	1,711	290
Amortization of transition (asset)/obligation*	—	—	—	—
Amortization of prior service cost/(credit)*	41	50	83	101

Net periodic benefit (credit) cost	$2,317	$518	$4,634	$1,037

*	These amounts represent the estimated portion of the net (gain)/loss and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2010	2009
Discount rate	6.25%	6.80%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%

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

Note 7. Bank Loan

On March 2, 2009 the Company and its wholly owned subsidiary, Coffee Bean International, Inc. (“CBI”), as Borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”), with Wachovia Bank, National Association, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes. The Loan Agreement contains a variety of restrictive covenants customary in an asset-based lending facility, including a cash flow coverage requirement, and it places limits on capital expenditures and dividends. All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Company and CBI, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The interest rate on the borrowings was 3.5% at December 31, 2009. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. The Company is in compliance with all restrictive covenants of the Loan Agreement as of December 31, 2009.

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

On December 31, 2009, the Company was eligible to borrow up to a total of $44.8 million under the credit facility. As of December 31, 2009, the Company had borrowed $22.4 million of this amount, utilized $3.1 million of its letters of credit sub-limit, and had excess availability of $19.3 million under the credit facility.

Note 8. Stock-Based Compensation

Stock Options

On December 10, 2009, the Company granted 198,789 shares issuable upon exercise of non-qualified stock options with an exercise price of $18.41 per share to eligible employees, officers and directors under the Farmer Bros. Co. 2007 Omnibus Plan (the “Plan”). Shares under the options ratably vest over a three-year period. Following are the weighted average assumptions used in the Black-Scholes Merton valuation model for the grants issued during the six months ended December 31, 2009 and 2008:

	Six Months Ended December 31,
	2009	2008
Weighted average fair value of options	$ 6.14	$ 6.68
Pre-vest forfeiture rate	6.50%	—
Risk-free interest rate	2.57%	5.45%
Dividend yield	2.50%	2.20%
Average expected life	6.00 years	5.00 years
Expected stock price volatility	41.20%	32.40%

The Company estimates forfeitures based on its historical pre-vest forfeiture rate and will revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company’s assumption regarding expected stock price volatility is based on the historical volatility of its stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options.

The following table summarizes stock option activity for six months ended December 31, 2009:

(Unaudited)	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2009	239,000	$22.22	$6.41	6.1	$610
Granted	198,789	$18.41	$6.14
Cancelled/forfeited	(19,002)	$22.45	$6.30		$0

Balance, December 31, 2009	418,787	$20.44	$6.35	6.2	$262

Vested and exercisable, December 31, 2009	74,982	$22.24	$6.41	5.5	$0
Vested and expected to vest, December 31, 2009	385,755	$20.52	$6.37	6.2	$210

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.73 at December 31, 2009, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of December 31, 2009, there was approximately $1.8 million of unamortized compensation expense related to stock options and 35,158 shares vested during the six months ended December 31, 2009. Compensation expense recognized in general and administrative expenses for the three month periods ended December 31, 2009 and 2008 was $0.1 million and $60,000, respectively, and $0.3 million and $0.1 million, respectively, for the six months ended December 31, 2009 and 2008.

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Restricted Stock

On December 10, 2009, the Company granted 45,722 shares of restricted stock to eligible employees, officers and directors under the Plan. Shares of restricted stock issued to eligible employees generally vest at the end of three years from the grant date. Shares of restricted stock issued to non-employee officers and directors vest ratably over three years. Restricted stock-based compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock that is ultimately expected to vest. Restricted stock based compensation expense recognized in general and administrative expenses for the three months ended December 31, 2009 and 2008 was $0.1 million and $48,000, respectively. Restricted stock based compensation expense recognized in general and administrative expenses for the six months ended December 31, 2009 and 2008 was $0.2 million and $0.1 million, respectively. As of December 31, 2009, there was approximately $1.2 million of unamortized compensation expense related to restricted stock, and 3,262 shares vested during the six months ended December 31, 2009.

The following table summarizes the status of the Company’s restricted stock as of December 31, 2009:

(Unaudited)	Shares Awarded	Weighted Average Fair Value	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Unvested at June 30, 2009	48,169	$22.19	2.1	$1,072
Granted	45,722	$18.41		$842
Vested	(3,262)	$21.76		$60
Cancelled/forfeited	(4,701)	$22.41		$105

Unvested at December 31, 2009	85,928	$22.20	2.3	$1,695

Expected to vest, December 31, 2009	75,618	$20.29	2.2	$1,492

Note 9. Income Taxes

The Company adjusts its effective tax rate each quarter based on its current estimated annual effective tax rate. The Company also records the tax impact of certain discrete items, unusual or infrequently occurring tax events and the effects of changes in tax laws or rates, in the interim period in which they occur. In addition, the Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required.

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

A significant negative factor was the Company’s three year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, compared to the size of deferred tax assets. The deferred tax assets in fiscal 2009 increased to $41.4 million as compared to $21.6 million in fiscal 2008. This increase primarily resulted from decreased pension asset values which in turn created increased pension plan contribution obligations. These considerations outweighed the Company’s ability to rely on projections of future taxable income and future appreciation of pension assets as of June 30, 2009. Accordingly, as of June 30, 2009, a valuation allowance of $33.3 million was recorded to offset this deferred tax asset. Of this amount, $19.7 million was recorded as tax expense and $13.6 million was recorded as a reduction in other comprehensive income.

As a result of recent federal legislation allowing a five year net operating loss carryback period for net operating losses incurred in tax years ending in 2008 or 2009, the Company increased its income tax receivable and recorded a corresponding decrease in its deferred tax assets (relating to net operating loss carryovers) during the three months ended December 31, 2009. The offsetting reduction in valuation allowance resulted in an income tax benefit of $2.5 million in the three months ended December 31, 2009.

FARMER BROS. CO.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

At December 31, 2009, the Company cannot conclude that it is more likely than not that the remaining deferred tax assets will be realized due to the recent history of losses. A summary of the income tax (benefit) expense recorded in the three and six months ended December 31, 2009 and 2008 is as follows:

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
(Unaudited)	2009	2008	2009	2008
(Loss) income before income taxes	$(1,434)	$764	$1,161	$(11,817)

Income tax provision at federal statutory rate	(488)	260	395	(4,018)
State income taxes and credits	91	(79)	222	(835)
Dividends received deduction	34	501	(345)	(690)
Valuation allowance	135	433	(311)	433
Change in valuation allowance from refund as a result of tax law change	(2,504)	—	(2,504)	—
Other permanent items	(119)	(245)	88	(517)

Income tax (benefit) expense	$(2,851)	$870	$(2,455)	$(5,627)

As of December 31, 2009 and June 30, 2009, the Company had not recognized the following tax benefits in its consolidated financial statements:

	December 31,	June 30,
(In thousands)	2009	2009
	(Unaudited)
Total unrecognized tax benefits*	$4,382	$4,382
Unrecognized tax benefits that would affect the Company’s effective tax rate if recognized*	$4,117	$4,117

*	Excluding interest and penalties

The Internal Revenue Service is currently conducting an audit of the Company’s amended federal tax returns filed in September 2009, and California is conducting a state examination of the Company’s open tax return years. The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next twelve months upon the conclusion of these examinations. However, it is premature to assess the range of the reasonably possible changes to the Company’s unrecognized tax benefits.

Note 10. Net Income (Loss) Per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income (loss) attributable to common stockholders - basic	$1,409	$(106)	$3,596	$(6,190)
Effect of dilutive securities:
Net income (loss) attributable to unvested restricted stockholders	8	—	20	—

Total net income (loss)	$1,417	$(106)	$3,616	$(6,190)

Weighted average common shares outstanding - basic	14,721,740	14,480,971	14,692,164	14,455,023
Effect of dilutive securities:
Shares issuable under stock options	1,640	—	1,895	—

Weighted average common shares outstanding - diluted	14,723,380	14,480,971	14,694,059	14,455,023

Basic net income (loss) per common share	$0.10	$(0.01)	$0.25	$(0.43)

Diluted net income (loss) per common share	$0.10	$(0.01)	$0.25	$(0.43)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in our assets, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The interest rate was 3.5% at December 31, 2009. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of December 31, 2009 we were in compliance with all restrictive covenants of the Loan Agreement.

On December 31, 2009, we were eligible to borrow up to a total of $44.8 million under the credit facility. As of December 31, 2009, we had borrowed $22.4 million, utilized $3.1 million of our letters of credit sub-limit, and had excess availability under the credit facility of $19.3 million. As of February 1, 2010, approximately $28.6 million of borrowings were outstanding under the credit facility.

Liquidity

During the first six months of fiscal 2010 we continued to finalize our planning and begin the integration of the DSD Coffee Business into our existing operations. This is a broad based effort that is expected to include SKU optimization, branch and route consolidation, conversion to the Company’s IT systems, including implementation of our mobile sales software across the DSD Coffee Business sales network, and supply chain and manufacturing streamlining. We currently estimate that total integration expenses during fiscal 2010 will be approximately $13.0 million, of which approximately $5.0 million is expected to be capitalized. During the three and six months ended December 31, 2009, we incurred and charged to expense $2.5 million and $3.8 million, respectively, in integration expenses related to the DSD Coffee Business acquisition and incurred and capitalized $1.7 million and $3.4 million, respectively, in integration expenses related to the DSD Coffee Business acquisition. During fiscal 2010 we expect to incur approximately $6.8 million in expenditures associated with the installation of two roasters and other production equipment at our Torrance facility and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles and machinery and equipment. During the six months ended December 31, 2009, we have capitalized approximately $14.8 million in total capital expenditures. This included $10.1 million for machinery and equipment, including machinery and equipment for the DSD Coffee Business, and $0.6 million for vehicles.

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

Our working capital is composed of the following:

(In thousands)	As of December 31, 2009	As of June 30, 2009
	(Unaudited)
Current assets	$198,243	$186,546
Current liabilities	82,767	76,457

Working capital	$115,476	$110,089

Liquidity Information
Capital expenditures	$14,753	$38,901
Purchase of business	$—	$48,287
Dividends paid	$3,416	$6,631
Dividends payable	$1,859	$1,849

As of December 31, 2009 we had no material commitments for capital expenditures other than those described above.

Results of Operations

Our net sales in the three months ended December 31, 2009 increased $43.7 million, or 57%, to $120.2 million as compared to $76.5 million during the three months ended December 31, 2008. Our net sales in the first half of fiscal 2010 increased $89.3 million, or 62%, to $232.4 million as compared to $143.1 million in the first half of fiscal 2009. These increases are primarily due to the acquisition of the DSD Coffee Business. Although our net sales increased and our geographic reach widened, our net sales for the three and six months ended December 31, 2009 were affected by the economic downturn. We expect that the ongoing weakness in the economy and reduced consumer spending will continue to impact our sales through the remainder of fiscal 2010, particularly in some of the new regions we now serve, for example Michigan and Ohio.

Gross profit in the three months ended December 31, 2009 increased $13.8 million, or 37%, to $51.1 million, as compared to $37.3 million during the three months ended December 31, 2008, however, gross margin decreased to 42% in the three months ended December 31, 2009 from 49% in the comparable period in the prior fiscal year. Gross profit during the first half of fiscal 2010 increased $37.1 million, or 54%, to $105.4 million, as compared to $68.3 million during the first half of fiscal 2009, however, gross margin decreased to 45% in the first half of fiscal 2010 from 48% in the first half of fiscal 2009. As with net sales, the increase in gross profit is directly attributable to the acquisition of the DSD Coffee Business. The decrease in gross margin noted above, is primarily due to the addition of a new class of DSD Coffee Business customers who require a different mix of products. In addition, total coffee brewing equipment and service costs included in cost of goods sold increased to $4.8 million and $10.3 million, respectively, in the three and six months ended December 31, 2009, from $2.3 million and $4.5 million, respectively, in the comparable periods of the prior fiscal year.

Operating expenses in the three months ended December 31, 2009 increased $19.1 million, or 51%, to $56.2 million, or 47% of sales, from $37.1 million, or 48% of sales, in the comparable period of fiscal 2009. Operating expenses during the three months ended December 31, 2009 include $14.4 million in operating expenses associated with the DSD Coffee Business and $2.3 million in higher pension expense. During the first half of fiscal 2010, operating expenses increased $40.7 million, or 56%, to $113.0 million, or 49% of sales, from $72.3 million, or 51% of sales, in the comparable period of fiscal 2009. Operating expenses in the first half of fiscal 2010 include $32.7 million in operating expenses associated with the DSD Coffee Business and $4.5 million in higher pension expense.

Loss from operations in the three months ended December 31, 2009 was ($5.1) million as compared to income from operations of $0.2 million during the three months ended December 31, 2008. Loss from operations in the first half of fiscal 2010 was ($7.6) million as compared to ($4.0) million during the same period in fiscal 2009.

Total other income in the three and six months ended December 31, 2009 was $3.7 million and $8.8 million, respectively, as compared to total other income of $0.6 million in the three months ended December 31, 2008, and total other expense of ($7.8) million in the six months ended December 31, 2008. These changes were primarily due to improved results from our preferred stock portfolio which recorded net realized and unrealized gains in the three and six months ended December 31, 2009, as compared to net realized and unrealized losses in the three and six months ended December 31, 2008.

Income tax benefit for the three and six month periods ended December 31, 2009 is primarily attributable to recent federal legislation allowing a five year net operating loss carryback period for net operating losses incurred in tax years ending in 2008 and 2009. This legislation allows us to claim additional income tax receivable and record a corresponding decrease in our deferred tax assets relating to our net operating loss carryovers, thereby reducing the valuation allowance recorded as of June 30, 2009 and resulting in an income tax benefit in the current fiscal period.

As a result of the forgoing factors, net income in the three months ended December 31, 2009 was $1.4 million, or $0.10 per common share, as compared to a net loss of ($0.1) million, or ($0.01) per common share during the same period in the prior fiscal year. Net income in the first half of fiscal 2010 was $3.6 million, or $0.25 per share, as compared to net loss of ($6.2) million, or ($0.43) per share, in the first half of fiscal 2009.

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

As of December 31, 2009 there were no futures or options contracts in place as an interest rate hedge. The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2009. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

	Market Value at December 31, 2009			Changes in Market Value of Total Portfolio
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio
	(In thousands)
–150 basis points	$55,143	$—	$55,143	$2,567
–100 basis points	$54,743	$—	$54,743	$2,166
Unchanged	$52,576	$—	$52,576	$—
+100 basis points	$49,344	$—	$49,344	$(3,232)
+150 basis points	$47,545	$—	$47,545	$(5,031)

Our revolving line of credit with Wachovia Bank is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The balance outstanding as of December 31, 2009 was $22.4 million and the interest rate on the borrowings at December 31, 2009 was 3.5%.

The following table demonstrates the impact of interest rate changes on our interest expense under the revolving credit facility for a full year based on the outstanding balance and interest rate as of December 31, 2009:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.00%	$448
–100 basis points	2.50%	$560
Unchanged	3.50%	$784
+100 basis points	4.50%	$1,008
+150 basis points	5.00%	$1,120

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price green coffee inventory on the last-in, first-out (LIFO) basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. From time to time we may hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in “Other, net income (expense).”

On December 31, 2009 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee. The following table demonstrates the impact of changes in the market value of coffee cost on the market value of coffee forward purchase contracts as of December 31, 2009:

	Market Value			Change in Market Value
Coffee Cost Change	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
	(In thousands)
–10%	$33,000	$(41)	$32,959	$(41)	$(3,880)
Unchanged	$36,881	$98	$36,979	$—	$—
10%	$41,000	$41	$41,041	$41	$4,120

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2009.

As of December 31, 2009, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer (Interim) concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended March 31, 2009, the Company entered into a transition services agreement with Sara Lee to host, maintain and support the IT infrastructure of the DSD Coffee Business for up to eighteen months. This change in our internal operations is reasonably likely to affect our internal controls. IT support is critical to the ongoing operation of the DSD Coffee Business during the transition period. Management’s ability to maintain our internal control over financial reporting depends significantly on the reliability of these systems for which we will rely on Sara Lee for up to eighteen months under the transition services agreement.

Item 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

On December 10, 2009, the Company held its Annual Meeting. Of the 16,123,580 shares of common stock outstanding and entitled to vote at the Annual Meeting, 15,746,917 or 98% were represented at the meeting, which represented a quorum.

At the Annual Meeting, stockholders:

1. Elected each of the following two (2) individuals to the Board of Directors to serve a three-year term as Class III directors until the Annual Meeting of Stockholders in 2012 and until their successors have been duly elected and qualified:

Director Nominee	Votes Cast For	Votes Withheld
John H. Merrell	14,398,011	1,348,906
Jeanne Farmer Grossman	15,219,524	527,393

The other directors whose term of office as a director continued after the meeting are: Roger M. Laverty III; Martin A. Lynch; James J. McGarry; Guenter W. Berger; and Thomas A. Maloof.

2. Ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010. There were 15,027,736 votes for the appointment, 631,246 votes against the appointment, 87,935 abstentions and no broker non-votes.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ ROGER M. LAVERTY III Roger M. Laverty III	President and Chief Executive Officer (principal executive officer)	February 9, 2010

/S/ PETER B. KNEPPER Peter B. Knepper	Chief Financial Officer (Interim) (principal financial officer)	February 9, 2010

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2005 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2005 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3	Second Amendment to Asset Purchase Agreement, dated December 17, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed herewith).

10.4	Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.6	Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.7	Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wachovia Bank, National Association, as Lender (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).

10.8	Amendment No. 3 to Loan and Security Agreement and Consent, dated November 20, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wachovia Bank, National Association, as Lender (filed herewith).

10.9	Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.10	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.11	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.12	ESOP Loan Agreement No. 2, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.13	Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.14	Good Faith Amendment to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) for the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.15	Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.16	Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.17	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.18	Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.19	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.20	Employment Agreement, dated as of March 14, 2009, by and between Farmer Bros. Co. and Heidi L. Modaro (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.21	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.22	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *

10.23	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.24	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.25	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.26	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference). *

10.27	Form of Fiscal 2008 Award Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2008 and incorporated herein by reference).*

10.28	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).*

10.29	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with updated schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2009 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2009 and incorporated herein by reference).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management contract or compensatory plan or arrangement.