Form 10-Q
period 2010-03-31
FARMER BROTHERS CO
filed 2010-05-10
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On April 30, 2010, the registrant had 16,161,739 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,042	$20,038
Short term investments	54,788	42,926
Accounts and notes receivable, net	50,704	45,744
Inventories	83,919	68,961
Income tax receivable	6,638	4,163
Deferred income taxes	1,089	1,089
Prepaid expenses	4,524	3,625

Total current assets	205,704	186,546

Property, plant and equipment, net	114,971	112,063
Goodwill and other intangible assets, net	25,822	28,758
Other assets	1,714	1,758
Deferred income taxes	892	892

Total assets	$349,103	$330,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,021	$34,627
Accrued payroll expenses	15,301	13,121
Short-term borrowings under revolving credit facility	33,814	16,182
Short-term obligations under capital leases	468	908
Deferred state taxes	2,198	2,198
Other	9,825	9,421

Total current liabilities	93,627	76,457

Accrued postretirement benefits	17,899	18,259
Long-term obligations under capital leases	24	344
Accrued pension liabilities	45,418	38,468

Total liabilities	156,968	133,528

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,161,739 and 16,078,111 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	16,162	16,078
Additional paid-in capital	31,647	31,135
Retained earnings	209,726	217,792
Unearned ESOP shares	(30,488)	(33,604)
Less accumulated comprehensive income	(34,912)	(34,912)

Total stockholders’ equity	192,135	196,489

Total liabilities and stockholders’ equity	$349,103	$330,017

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales	$111,002	$85,604	$343,354	$228,657
Cost of goods sold	61,741	42,946	188,697	117,730

Gross profit	49,261	42,658	154,657	110,927

Selling expenses	46,771	35,279	135,737	93,476
General and administrative expenses	11,778	8,985	35,809	23,098

Operating expenses	58,549	44,264	171,546	116,574

Loss from operations	(9,288)	(1,606)	(16,889)	(5,647)

Other income (expense)
Dividend income	849	752	2,382	2,701
Interest income	73	350	1,101	1,288
Interest expense	(290)	—	(1,455)	—
Other, net income (expense)	1,871	(2,419)	9,237	(13,082)

Total other income (expense)	2,503	(1,317)	11,265	(9,093)

Loss before taxes	(6,785)	(2,923)	(5,624)	(14,740)
Income tax (benefit)	(210)	(1,486)	(2,665)	(7,113)

Net loss	$(6,575)	$(1,437)	$(2,959)	$(7,627)

Basic and diluted net loss per common share	$(0.44)	$(0.10)	$(0.20)	$(0.53)

Weighted average common shares outstanding – basic and diluted	14,889,513	14,532,868	14,815,214	14,480,971
Cash dividends declared per common share	$0.115	$0.115	$0.345	$0.345

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,959)	$(7,627)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,208	12,410
Deferred income taxes	—	(7,478)
Loss on sales of assets	368	340
ESOP and share based compensation expense	3,711	4,013
Net (gain) loss on investments	(8,864)	13,543
Change in operating assets and liabilities:
Short term investments	(2,998)	60,706
Accounts and notes receivable	(4,960)	(20,196)
Inventories	(14,958)	(2,254)
Income tax receivable	(2,475)	438
Prepaid expenses and other assets	(855)	1,475
Accounts payable	(2,431)	10,992
Accrued payroll expenses and other liabilities	2,584	3,817
Accrued postretirement benefits	(360)	(91)
Other long-term liabilities	6,630	2,913

Total change in operating assets and liabilities	(5,400)	80,628

Net cash (used in) provided by operating activities	(8,359)	73,001

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,715)	(30,740)
Purchase of DSD Coffee Business	—	(48,286)
Proceeds from sales of property, plant and equipment	167	75

Net cash used in investing activities	(19,548)	(78,951)

Cash flows from financing activities:
Borrowings on revolving credit line, net	17,632	26,219
Payments on capital lease obligations	(615)	—
Dividends paid	(5,106)	(5,257)

Net cash provided by financing activities	11,911	20,962

Net (decrease) increase in cash and cash equivalents	(15,996)	15,012
Cash and cash equivalents at beginning of period	20,038	9,973

Cash and cash equivalents at end of period	$4,042	$24,985

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Farmer Bros. Co. and Summary of Significant Accounting Policies

The Company

Farmer Bros. Co. (including its consolidated subsidiaries, unless the context requires otherwise, herein referred to as “Company,” “we,” or “our”) is a manufacturer, wholesaler and distributor of coffee, tea and culinary products to the institutional food service segment. The Company was incorporated in California in 1923, and reincorporated in Delaware in 2004.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. Events occurring subsequent to March 31, 2010 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2010.

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

Fair Value Measurements

Effective July 1, 2009, the Company implemented the requirements of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), of the Financial Accounting Standards Board (the “FASB”) for its financial assets and liabilities. Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The Company maximizes the use of observable market inputs, minimizes the use of unobservable market inputs and discloses in the form of an outlined hierarchy the details of such fair value measurements. See Note 3 for additional information.

Coffee Brewing Equipment and Service

The Company records expenses related to coffee brewing equipment provided to customers in cost of goods sold. These costs include depreciation on capitalized equipment and the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts). Cost of coffee brewing equipment and service included in the accompanying consolidated financial statements for the fiscal quarters ended March 31, 2010 and 2009 is $6.2 million and $2.5 million, respectively. Cost of coffee brewing equipment and service included in the accompanying consolidated financial statements for the nine months ended March 31, 2010 and 2009 is $16.6 million and $7.1 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $9.4 million and $5.0 million during the nine months ended March 31, 2010 and 2009, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $1.6 million and $0.8 million in the fiscal quarters ended March 31, 2010 and 2009, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $4.1 million and $1.1 million in the nine months ended March 31, 2010 and 2009, respectively.

Revenue Recognition

Most products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.

In connection with the acquisition of the DSD Coffee Business described in Note 2, the Company entered into an agreement with Sara Lee Corporation (“Sara Lee”) pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of March 31, 2010, the Company had $7.1 million of receivables from Sara Lee related to this arrangement, which are included in “Other receivables, net” (see Note 4).

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

Effective July 1, 2009, the Company began using the “Two-Class Method” to compute EPS. The Two-Class Method considers unvested restricted stock with a right to receive non-forfeitable dividends as participating securities and allocates earnings to participating securities in the computation of EPS. The Company computed EPS using the Two-Class Method for all periods presented. For the three and nine months ended March 31, 2010 and 2009, the Company incurred a net loss and, therefore, potentially dilutive shares issuable under stock options were excluded from the computation of EPS since including them would be antidilutive.

Dividends Declared

The following dividends were declared in the first nine months of fiscal 2010 on the dates indicated (in thousands, except per share amounts):

		Dividend amount
Record date	Payment date	Total	Per share
October 23, 2009	November 9, 2009	$1,855	$0.115
January 22, 2010	February 8, 2010	$1,859	$0.115
April 23, 2010	May 10, 2010	$1,859	$0.115

Impairment of Goodwill and Intangible Assets

The Company performs an annual goodwill and indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Goodwill and other indefinite lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Indefinite lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. In addition to an annual test, goodwill and indefinite lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the nine months ended March 31, 2010.

Recently Adopted Accounting Standards

In January 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends ASC 820. This new accounting guidance requires expanded fair value measurement disclosures in quarterly and annual financial statements. The new guidance clarifies existing disclosure requirements for the Level 2 and Level 3 fair value measurement. Additionally, the new guidance also requires details of significant transfers of assets between Level 1 and Level 2 fair value measurement categories, including the reasons for such transfers, as well as gross presentation of activity within the Level 3 fair value measurement category. This guidance is effective for the Company on January 1, 2010, except for the gross presentation of Level 3 activity, which is effective January 1, 2011. The adoption of this new accounting guidance did not impact the results of operations, financial position or cash flows of the Company.

On February 24, 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”), which amends FASB ASC 855, “Subsequent Events.” According to this standard, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements on February 24, 2010.

Effective July 1, 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168, the historical GAAP hierarchy was eliminated and ASC became the single official source of authoritative, non-governmental GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. SFAS No. 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. It has been codified within ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The Company adopted ASC 105 on July 1, 2009. Since ASC 105 does not change GAAP, the standard did not impact the results of operations, financial position or cash flows of the Company.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and is effective for the Company in fiscal 2010. FSP SFAS 132(R)-1 was codified within ASC 715, “Compensation-Retirement Benefits.”

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 clarifies that share based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS. The Company adopted FSP No. EITF 03-6-1 on July 1, 2009. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements. FSP No. EITF 03-6-1 was codified within ASC 260, “Earnings Per Share.”

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted FSP No. FAS 142-3 on July 1, 2009 on a prospective basis. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements. FSP No. FAS 142-3 was codified within ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles-Goodwill and Other.”

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

Additionally, for business combinations for which the acquisition date occurs prior to the effective date of SFAS 141(R), the acquirer is required to apply the requirements of ASC 740, “Income Taxes,” as amended by SFAS 141(R), prospectively. After the effective date of SFAS 141(R), changes in the valuation allowance for acquired deferred tax assets and dispositions of uncertain income tax positions must be recognized as an adjustment to income tax expense, rather than through goodwill. The impact of the adoption of SFAS 141(R) on the Company’s consolidated financial statements will largely be dependent on the size and nature of the business combinations completed after July 1, 2009. SFAS 141(R) was codified within ASC 805, “Business Combinations” (“ASC 805”).

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141R-1”). FSP No. 141R-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141(R), and instead carries forward most of the provisions in SFAS 141(R) for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted FSP No. 141R-1 on July 1, 2009. Adoption of the standard did not have a material impact on the results of operations, financial position or cash flows of the Company. FSP No. 141R-1 was codified within ASC 805.

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

In August 2009, the FASB issued ASU No. 2009-5, which amends subtopic ASC 820-10, “Fair Value Measurements” (“ASC 820-10”), as it relates to the fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of ASC 820, such as a present value technique. The Company adopted ASU No. 2009-5 on October 1, 2009. Adoption of ASU No. 2009-5 did not impact the results of operations, financial position or cash flows of the Company.

New Accounting Pronouncements

In June 2008, the FASB released a proposed SFAS, “Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141” (the “Proposed Statement”), for a comment period that ended during August 2008. The Proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity’s position in a dispute. The Proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. Following the effective date of the ASC, SFAS No. 5 was codified within Topic 450, “Contingencies.” When and if the Proposed Statement is approved in final form by the FASB, the Company will evaluate whether the adoption of the Proposed Statement will have any material impact on its results of operations, financial condition or cash flows.

In October 2009, the multiple-element arrangements guidance codified in ASC 605-25, “Revenue Recognition – Multiple Element Arrangements,” was modified by the FASB as a result of the final consensus reached on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by ASU No. 2009-13. The guidance in ASU No. 2009-13 supersedes the existing guidance on such arrangements and is effective for the first annual reporting period after June 15, 2010 and is effective for the Company beginning on July 1, 2010. Adoption of ASU No. 2009-13 is not expected to materially affect the results of operations, financial condition or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-12, “Income Taxes (ASC 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts.” After consultation with the FASB, the SEC stated that it “would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act.” The Company does not expect the provisions of ASU 2010-12 to have a material impact on the financial position, results of operations or cash flows of the Company.

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

In connection with the closing, Seller Parties and the Company entered into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement. One of the co-pack agreements provides that Seller will manufacture branded products for the Company for a period of three years. Under this agreement the Company has agreed to purchase certain minimum product quantities from Seller subject to certain permitted reductions. The transition services agreement pursuant to which Seller agreed to perform a number of services for the Company on an interim basis, including hosting, maintaining and supporting IT infrastructure and communications, was scaled back in February 2010 to include only certain IT infrastructure support.

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

The acquisition has been accounted for as an asset purchase. The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of February 28, 2009 as determined by management based upon a third-party valuation. The purchase price allocation was finalized in the period ended March 31, 2010 and the estimated initial total fair value of net assets acquired was reduced from $48.3 million to $47.8 million as summarized in the following table:

Fair Value of Assets Acquired		Estimated Useful Life (years)
Inventory	$16,437
Prepaid expenses	1,138

Current assets	17,575
Vehicles	1,027	5
Machinery	10,774	3-5
Property, plant and equipment	5,486	30
Land	1,913

Fixed assets	19,200
Trademarks	2,080	indefinite
Customer relationships	7,726	8
Distribution agreement	2,452	10
Co-pack agreement	743	6

Intangible assets	13,001

Total assets acquired	49,776
Liabilities	(2,026)

Net assets acquired	$47,750

Intangible assets consist of trademarks, customer relationships, and service agreements with a gross carrying value and accumulated amortization as of March 31, 2010 of $13.0 million and $1.5 million, respectively. The accumulated amortization represents aggregate amortization for the thirteen months ended March 31, 2010 from February 28, 2009, the date of acquisition.

Estimated aggregate amortization of intangible assets for each of the following five years based on the estimated fair values of the intangible assets is expected to be approximately $1.3 million.

Note 3. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At March 31, 2010 and June 30, 2009, derivative instruments are not designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other, net income (expense).”

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

The Company’s preferred stock investments have been grouped as follows at March 31, 2010:

(In thousands)	Total	Level 1	Level 2	Level 3
	(Unaudited)
Preferred stock	$54,532	$15,529	$39,003	$—

There were no transfers of assets between Level 1 and Level 2 as of March 31, 2010. Investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, are held for trading purposes and are stated at fair value. Investments are as follows:

(In thousands)	March 31, 2010	June 30, 2009
	(Unaudited)
Trading securities at fair value
Preferred stock	$54,532	$42,466
Futures, options and other derivatives	256	460

	$54,788	$42,926

Gains and losses, both realized and unrealized, are included in “Other, net income (expense).” Net realized and unrealized gains and losses are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net realized (losses) gains	$(323)	$—	$1	$238
Net unrealized gains (losses)	2,180	(2,751)	8,863	(13,781)

Net realized and unrealized gains (losses)	$1,857	$(2,751)	$8,864	$(13,543)

Preferred stock investments as of March 31, 2010 consisted of securities with a fair value of $35.2 million in an unrealized gain position and securities with a fair value of $19.3 million in an unrealized loss position. Preferred stock investments as of June 30, 2009 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $26.0 million in an unrealized loss position. The following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2010 and June 30, 2009, aggregated by the length of time those investments have been in a continuous loss position:

	March 31, 2010 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$2,246	$(68)	$54,532	$(6,868)

	June 30, 2009 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$3,438	$(714)	$26,009	$(11,718)

Note 4. Accounts Receivable, net

(In thousands)	March 31, 2010	June 30, 2009
	(Unaudited)
Trade receivables	$43,727	$37,076
Other receivables, net	8,707	9,841
Allowance for doubtful accounts	(1,730)	(1,173)

	$50,704	$45,744

Note 5. Inventories

March 31, 2010	Processed	Unprocessed	Total
(Unaudited)	(In thousands)
Coffee	$24,220	$15,038	$39,258
Tea and culinary products	31,229	3,447	34,676
Coffee brewing equipment	5,881	4,104	9,985

	$61,330	$22,589	$83,919

June 30, 2009	Processed	Unprocessed	Total
	(In thousands)
Coffee	$15,612	$19,816	$35,428
Tea and culinary products	20,760	4,686	25,446
Coffee brewing equipment	4,745	3,342	8,087

	$41,117	$27,844	$68,961

Inventories are valued at the lower of cost or market. Costs of coffee, tea and culinary products are determined on the last in, first out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

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

Company Pension Plans

The Company has a contributory defined benefit plan for the majority of its employees not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and non-contributory defined benefit pension plan for certain hourly employees covered under a collective bargaining agreement (Brewmatic Plan). The net periodic benefit costs for the defined benefit plans were as follows:

Components of net periodic benefit cost

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
(Unaudited)	(In thousands)		(In thousands)
Service cost	$1,097	$615	$3,292	$1,845
Interest cost	1,527	1,477	4,580	4,431
Expected return on plan assets	(1,204)	(1,769)	(3,613)	(5,307)
Amortization of net (gain)/loss*	856	145	2,567	435
Amortization of transition (asset)/obligation*	—	—	—	—
Amortization of prior service cost/(credit)*	41	50	124	150

Net periodic benefit (credit) cost	$2,317	$518	$6,951	$1,554

*	These amounts represent the estimated portion of the net (gain)/loss and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2010	2009
Discount rate	6.25%	6.80%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%

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

Note 7. Bank Loan

On March 2, 2009 the Company and its wholly owned subsidiary, Coffee Bean International, Inc. (“CBI”), as Borrowers, and the Company’s other subsidiaries, as Guarantors, entered into a Loan and Security Agreement (the “Loan Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), successor, by merger to Wachovia Bank, National Association, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes. The Loan Agreement contains a variety of restrictive covenants customary in an asset-based lending facility, including a fixed charge coverage requirement, and it places limits on capital expenditures and dividends. All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Company and CBI, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The interest rate on the Company’s outstanding borrowings was 3.5% at March 31, 2010. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value.

On May 7, 2010, the Company and Wells Fargo entered into a Letter Agreement regarding Waiver of Event of Default (the “Waiver Agreement”) pursuant to which Wells Fargo agreed to waive the Company’s failure to satisfy the fixed charge coverage covenant as of February 28, 2010 and March 31, 2010 under the Loan Agreement. The foregoing description of the Waiver Agreement is not complete and is qualified in its entirety by the actual terms of the Waiver Agreement, a copy of which is incorporated herein by reference and attached hereto as Exhibit 10.9.

On March 31, 2010, the Company was eligible to borrow up to a total of $50.0 million under the credit facility. As of March 31, 2010, the Company had borrowed $33.8 million of this amount, utilized $3.2 million of its letters of credit sub-limit, and had excess availability of $13.0 million under the credit facility.

Note 8. Stock-Based Compensation

Stock Options

On December 10, 2009, the Company granted 198,789 shares issuable upon exercise of non-qualified stock options with an exercise price of $18.41 per share to eligible employees, officers and directors under the Farmer Bros. Co. 2007 Omnibus Plan (the “Plan”). Shares under the options ratably vest over a three-year period. Following are the weighted average assumptions used in the Black-Scholes Merton valuation model for the grants issued during the nine months ended March 31, 2010 and 2009:

	Nine Months Ended March 31,
	2010	2009
Weighted average fair value of options	$6.14	$6.68
Pre-vest forfeiture rate	6.50%	—
Risk-free interest rate	2.57%	5.45%
Dividend yield	2.50%	2.20%
Average expected life	6.00 years	5.00 years
Expected stock price volatility	41.20%	32.40%

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

The following table summarizes stock option activity for the nine months ended March 31, 2010:

(Unaudited)	Number of Shares Underlying Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Balance, June 30, 2009	239,000	$22.22	$6.41	6.1	$610
Granted	198,789	$18.41	$6.14
Cancelled/forfeited	(50,140)	$21.65	$6.87		$0

Balance, March 31, 2010	387,649	$20.38	$6.28	6.0	$62

Vested and exercisable, March 31, 2010	104,481	$22.34	$6.32	5.2	$0
Vested and expected to vest, March 31, 2010	367,824	$20.49	$6.29	5.9	$55

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $18.74 at March 31, 2010, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of March 31, 2010, there was approximately $1.4 million of unamortized compensation expense related to stock options and 104,481 shares vested during the nine months ended March 31, 2010. Compensation expense recognized in general and administrative expenses for the three month periods ended March 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively, and $0.3 million and $0.4 million, respectively, for the nine months ended March 31, 2010 and 2009.

Restricted Stock

On December 10, 2009, the Company granted 45,722 shares of restricted stock to eligible employees, officers and directors under the Plan. Shares of restricted stock issued to eligible employees generally vest at the end of three years from the grant date. Shares of restricted stock issued to non-employee officers and directors vest ratably over three years. Restricted stock-based compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock that is ultimately expected to vest. Restricted stock based compensation expense recognized in general and administrative expenses for the three months ended March 31, 2010 and 2009 was $0.1 million and $0.1, respectively. Restricted stock based compensation expense recognized in general and administrative expenses for the nine months ended March 31, 2010 and 2009 was $0.3 million and $0.3 million, respectively. As of March 31, 2010, there was approximately $1.0 million of unamortized compensation expense related to restricted stock, and 5,860 shares vested during the nine months ended March 31, 2010. The following table summarizes the status of the Company’s restricted stock as of March 31, 2010:

(Unaudited)	Shares Awarded	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Unvested at June 30, 2009	48,169	$22.19	2.1	$1,072
Granted	45,722	$18.41		$842
Vested	(5,860)	$22.18		$105
Cancelled/forfeited	(10,263)	$21.75		$192

Unvested at March 31, 2010	77,768	$20.04	2.1	$1,457

Expected to vest, March 31, 2010	71,407	$20.19	2.1	$1,338

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

During the three months ended March 31, 2010, the Company prepared and filed its income tax return for the period ended June 30, 2009. As a result of the filing, the net operating loss available for carryback increased. The Company increased its income tax receivable to recognize the additional amount of the carryback and recorded a corresponding tax benefit of $1.6 million in the three months ended March 31, 2010.

At March 31, 2010, the Company cannot conclude that it is more likely than not that the remaining deferred tax assets will be realized due to the recent history of losses. A summary of the income tax benefit recorded in the three and nine months ended March 31, 2010 and 2009 follows:

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Loss before income taxes	$(6,785)	$(2,923)	$(5,624)	$(14,740)

Income tax provision at federal statutory rate	(2,307)	(994)	(1,913)	(5,012)
State income taxes and credits	292	(201)	514	(1,036)
Dividends received deduction	1,367	(180)	1,022	(870)
Valuation allowance	2,565	—	2,255	434
Change in valuation allowance from refund as a result of tax law change	(1,582)	—	(4,086)	—
Other permanent items	(545)	(111)	(457)	(629)

Income tax benefit	$(210)	$(1,486)	$(2,665)	$(7,113)

As of March 31, 2010 and June 30, 2009, the Company had not recognized the following tax benefits in its consolidated financial statements:

(In thousands)	March 31, 2010	June 30, 2009
	(Unaudited)
Total unrecognized tax benefits*	$4,382	$4,382
Unrecognized tax benefits that would affect the Company’s effective tax rate if recognized*	$4,117	$4,117

*	Excluding interest and penalties

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

Note 10. Net Income (Loss) Per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share data)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net loss attributable to common stockholders - basic	$(6,538)	$(1,437)	$(2,947)	$(7,627)
Effect of dilutive securities:
Net loss attributable to unvested restricted stockholders	(37)	—	(12)	—

Total net loss	$(6,575)	$(1,437)	$(2,959)	$(7,627)

Weighted average common shares outstanding - basic	14,889,513	14,532,868	14,815,214	14,480,971
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—

Weighted average common shares outstanding - diluted	14,889,513	14,532,868	14,815,214	14,480,971

Basic and diluted net loss per common share	$(0.44)	$(0.10)	$(0.20)	$(0.53)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q regarding the risks, circumstances and financial trends that may affect our future operating results, financial position and cash flows are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like “anticipates,” “feels,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, our ability to successfully integrate the CBI and DSD Coffee Business acquisitions, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, the impact of global climate change or legal or regulatory responses to such changes, and changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report, and other factors described from time to time in our filings with the SEC.

Liquidity and Capital Resources

Credit Facility

On March 2, 2009 we entered into a Loan Agreement with Wells Fargo, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes. The Loan Agreement contains a variety of restrictive covenants customary in an asset based lending facility, including a fixed charge coverage requirement, and it places limits on capital expenditures and dividends. The Loan Agreement allows us to pay dividends at the current rate, subject to certain cash flow and liquidity requirements.

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in our assets, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. The interest rate on the Company’s outstanding borrowings was 3.5% at March 31, 2010. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value.

On May 7, 2010, we entered into a Waiver Agreement with Wells Fargo pursuant to which Wells Fargo agreed to waive our failure to satisfy the fixed charge coverage covenant as of February 28, 2010 and March 31, 2010 under the Loan Agreement. The foregoing description of the Waiver Agreement is not complete and is qualified in its entirety by the actual terms of the Waiver Agreement, a copy of which is incorporated herein by reference and attached hereto as Exhibit 10.9. There can be no assurance that our lender will issue a waiver or grant an amendment to the covenants in future periods, if we require one.

As of March 31, 2010, we were eligible to borrow up to a total of $50.0 million under the credit facility. As of March 31, 2010, we had borrowed $33.8 million, utilized $3.2 million of our letters of credit sub-limit, and had excess availability under the credit facility of $13.0 million. As of May 7, 2010, there was no change in the balance outstanding under the credit facility.

Liquidity

During the first nine months of fiscal 2010 we made substantial progress and nearly completed the integration of the DSD Coffee Business into our existing operations. This broad based effort required SKU optimization, branch and route consolidation, conversion to the Company’s IT systems, including implementation of our mobile sales software across the DSD Coffee Business sales network, and supply chain and manufacturing streamlining and is expected to be completed by the end of fiscal 2010. We currently estimate that total integration costs during fiscal 2010 will be approximately $13.0 million, of which approximately $5.0 million is expected to be capitalized. During the three and nine months ended March 31, 2010, we incurred and charged to expense $1.9 million and $5.7 million, respectively, in integration costs related to the DSD Coffee Business acquisition and incurred and capitalized $0.8 million and $4.2 million, respectively, in integration costs related to the DSD Coffee Business acquisition. During fiscal 2010 we expect to incur approximately $6.8 million in expenditures associated with the installation of two roasters and other production equipment at our Torrance facility and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment. During the nine months ended March 31, 2010, we have capitalized approximately $19.7 million in total capital expenditures. This included $14.2 million for machinery and equipment, including machinery and equipment for the DSD Coffee Business, and $0.7 million for vehicles.

As described above, we maintain a $50 million senior secured revolving line of credit with Wells Fargo. Although we expect cost reductions and other positive synergies from integrating the DSD Coffee Business with our operations, the timing of these improvements is uncertain. We believe this credit facility, to the extent available, and our other liquid assets, provides sufficient capital resources and flexibility to allow us to make investments in the DSD Coffee Business, fund integration costs, meet necessary working capital requirements and implement our business plan without relying solely on cash flows from operations.

Our working capital is composed of the following:

(In thousands)	As of March 31, 2010	As of June 30, 2009
	(Unaudited)
Current assets	$205,704	$186,546
Current liabilities	93,627	76,457

Working capital	$112,077	$110,089

Liquidity Information
(In thousands)	For the Nine Months Ended March 31, 2010	For the Twelve Months Ended June 30, 2009
	(Unaudited)
Capital expenditures	$19,715	$38,901
Purchase of business	$—	$48,287
Dividends paid	$5,106	$6,631

(In thousands)	As of March 31, 2010	As of June 30, 2009
	(Unaudited)
Dividends payable	$1,859	$1,849

As of March 31, 2010, we had no material commitments for capital expenditures other than those described above.

Results of Operations

Our net sales in the three months ended March 31, 2010 increased $25.4 million, or 30%, to $111.0 million as compared to $85.6 million during the three months ended March 31, 2009. Our net sales in the first nine months of fiscal 2010 increased $114.7 million, or 50%, to $343.4 million as compared to $228.7 million in the first nine months of fiscal 2009. These increases are primarily due to the acquisition of the DSD Coffee Business. Although our net sales increased and our geographic reach widened, our net sales for the three and nine months ended March 31, 2010 were affected by the economic downturn. We expect that the ongoing weakness in the economy and reduced consumer spending will continue to impact our sales through the remainder of fiscal 2010, particularly in some of the new regions we now serve, for example Michigan and Ohio.

Gross profit in the three months ended March 31, 2010 increased $6.6 million, or 15%, to $49.3 million, as compared to $42.7 million during the three months ended March 31, 2009. However, gross margin decreased to 44% in the three months ended March 31, 2010 from 50% in the comparable period in the prior fiscal year. Gross profit during the first nine months of fiscal 2010 increased $43.7 million, or 39%, to $154.6 million, as compared to $110.9 million during the first nine months of fiscal 2010. However, gross margin decreased to 45% in the first nine months of fiscal 2010 from 49% in the first nine months of fiscal 2009. As with net sales, the increase in gross profit is directly attributable to the acquisition of the DSD Coffee Business. The decrease in gross margin noted above, is primarily due to the increase in total coffee brewing equipment and service costs in cost of goods sold to $6.2 million and $16.6 million, respectively, in the three and nine months ended March 31, 2010, from $2.5 million and $7.1 million, respectively, in the comparable periods of the prior fiscal year and the addition of a new class of DSD Coffee Business customers who require a different mix of products.

Operating expenses in the three months ended March 31, 2010 increased $14.3 million, or 32%, to $58.5 million, or 53% of sales, from $44.3 million, or 52% of sales, in the comparable period of fiscal 2009. Operating expenses during the three months ended March 31, 2010 include three months of expenses related to the DSD Coffee Business operations compared to one month of expenses related to the DSD Coffee Business operations during the same period in the prior year since the DSD Coffee Business was acquired as of February 28, 2009. In addition, $1.9 million in expenses related to the integration of the DSD Coffee Business and $1.7 million in higher pension expense also contributed to the increase in operating expenses in the three months ended March 31, 2010. During the first nine months of fiscal 2010, operating expenses increased $55.0 million, or 47%, to $171.5 million, or 50% of sales, from $116.6 million, or 51% of sales, in the comparable period of fiscal 2009. Operating expenses during the nine months ended March 31, 2010 include nine months of expenses related to the DSD Coffee Business operations compared to one month of expenses related to the DSD Coffee Business operations during the same period in the prior year since the DSD Business was acquired as of February 28, 2009. In addition, $5.7 million in expenses related to the integration of the DSD Coffee Business and $6.3 million in higher pension expense also contributed to the increase in operating expenses in the first nine months of fiscal 2010.

Loss from operations in the three months ended March 31, 2010 was ($9.3) million as compared to ($1.6) million during the three months ended March 31, 2009. Loss from operations in the first nine months of fiscal 2010 was ($16.9) million as compared to ($5.6) million during the same period in fiscal 2009.

Total other income in the three and nine months ended March 31, 2010 was $2.5 million and $11.3 million, respectively, as compared to total other expense of ($1.3) million and ($9.1) million in the three and nine months ended March 31, 2009. These changes were primarily due to improved results from our preferred stock portfolio which recorded net realized and unrealized gains in the three and nine months ended March 31, 2010, as compared to net realized and unrealized losses in the three and nine months ended March 31, 2009.

Income tax benefit for the three and nine month periods ended March 31, 2010 is primarily attributable to recent federal legislation allowing a five year net operating loss carryback period for net operating losses incurred in tax years ending in 2008 or 2009. This legislation allowed us to claim additional income tax receivable and resulted in an income tax benefit for the three and nine month periods ended March 31, 2010 due to changes in deferred tax valuation allowances.

As a result of the forgoing factors, net loss in the three months ended March 31, 2010 was ($6.6) million, or ($0.44) per common share, as compared to ($1.4) million, or ($0.10) per common share during the same period in the prior fiscal year. Net loss in the first nine months of fiscal 2010 was ($3.0) million, or ($0.20) per share, as compared to ($7.6) million, or ($0.53) per share, in the first nine months of fiscal 2009.

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

As of March 31, 2010, there were no futures or options contracts in place as an interest rate hedge. The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at March 31, 2010. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

	Market Value at March 31, 2010			Changes in Market Value of Total Portfolio
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio
	(In thousands)
–150 basis points	$57,156	$—	$57,156	$2,624
–100 basis points	$56,741	$—	$56,741	$2,210
Unchanged	$54,532	$—	$54,532	$—
+100 basis points	$51,210	$—	$51,210	$(3,322)
+150 basis points	$49,331	$—	$49,331	$(5,201)

Our revolving line of credit with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. The range is PRIME + 0.25% to PRIME + 0.75% or LIBOR + 2.25% to LIBOR + 2.75%, subject to a minimum for LIBOR based advances of 3.25%. As of March 31, 2010, we had borrowed $33.8 million of this amount, utilized $3.2 million of letters of credit sub-limit, and had excess availability of $13.0 million under the credit facility. The interest rate on the Company’s outstanding borrowings at March 31, 2010 was 3.5%.

The following table demonstrates the impact of interest rate changes on our interest expense under the revolving credit facility for a full year based on the outstanding balance and interest rate as of March 31, 2010:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.00%	$739
–100 basis points	2.50%	$924
Unchanged	3.50%	$1,294
+100 basis points	4.50%	$1,663
+150 basis points	5.00%	$1,848

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

On March 31, 2010 we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee. The following table demonstrates the impact of changes in the market value of coffee cost on the market value of coffee forward purchase contracts as of March 31, 2010:

	Market Value			Change in Market Value
Coffee Cost Change	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
	(In thousands)
–10%	$35,000	$(273)	$34,727	$(273)	$(4,258)
Unchanged	$39,258	$256	$39,514	$—	$—
10%	$43,000	$273	$43,273	$273	$3,742

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2010.

As of March 31, 2010, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer (Interim) concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended March 31, 2009, we entered into a transition services agreement with Sara Lee to host, maintain and support the IT infrastructure of the DSD Coffee Business for up to eighteen months. In February 2010, as part of our integration activities, we transferred all transaction processing to our IT platform and limited our reliance on Sara Lee for transition services to the maintenance of historical account information, which is not critical to the ongoing operations of the DSD Coffee Business.

Item 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

The following additional risk factors should be read together with the risk factors set forth in our Annual Report on Form 10-K/A, Part I, Item 1A, for the fiscal year ended June 30, 2009, which risk factors are incorporated herein. All such risk factors, taken together, are representative of the risks, uncertainties and other conditions that may impact our business, future performance and the forward-looking statements that we make in this Quarterly Report on Form 10-Q or that we may make in the future. Our actual results could differ materially from anticipated results as a result of some or all of these items or from other factors.

POSSIBLE LEGISLATION OR REGULATION INTENDED TO ADDRESS CONCERNS ABOUT CLIMATE CHANGE COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION.

Governmental agencies are evaluating changes in laws to address concerns about the possible effects of greenhouse gas emissions on climate. Increased public awareness and concern over climate change may increase the likelihood of more proposals to reduce or mitigate the emission of greenhouse gases. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, could require us to reduce emissions and to incur compliance costs which could affect our profitability or impede the production or distribution of our products, which could affect our results of operations, cash flows and financial condition. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us and to make additional investments in facilities and equipment.

INCREASED SEVERE WEATHER PATTERNS MAY INCREASE COMMODITY COSTS, DAMAGE OUR FACILITIES, AND IMPACT OR DISRUPT OUR PRODUCTION CAPABILITIES AND SUPPLY CHAIN.

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Major weather phenomena like El Niño and La Niña are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration causing improper development of the coffee cherries. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit availability or increase the cost of key agricultural commodities, such as green coffee, sugar and tea, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also damage our facilities, impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Item 5.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ ROGER M. LAVERTY III Roger M. Laverty III	President and Chief Executive Officer (principal executive officer)	May 10, 2010

/s/ PETER B. KNEPPER Peter B. Knepper	Chief Financial Officer (Interim) (principal financial officer)	May 10, 2010

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed herewith).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed herewith).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3	Second Amendment to Asset Purchase Agreement, dated December 17, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.6	Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.7	Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).

10.8	Amendment No. 3 to Loan and Security Agreement and Consent, dated November 20, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated herein by reference).

10.9	Letter Agreement regarding Waiver of Event of Default dated May 7, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed herewith)

10.10	Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.11	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.12	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.13	ESOP Loan Agreement No. 2, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.14	Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.15	Good Faith Amendment to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) for the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.16	Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.17	Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.18	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.19	Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.20	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.21	Amendment No. 2 to Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.22	Employment Agreement, dated as of March 14, 2009, by and between Farmer Bros. Co. and Heidi L. Modaro (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.23	Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.24	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.25	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.26	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *

10.27	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.28	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.29	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.30	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference). *

10.31	Form of Fiscal 2008 Award Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2008 and incorporated herein by reference).*

10.32	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.33	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with updated schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2009 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2009 and incorporated herein by reference).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management contract or compensatory plan or arrangement.