Form 10-K
period 2010-06-30
FARMER BROTHERS CO
filed 2010-09-13
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2009 was approximately $158 million.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part III of this Form 10-K: certain portions of the definitive proxy statement for the fiscal year ended June 30, 2010 that is expected to be filed with the U.S. Securities and Exchange Commission on or before October 28, 2010.

On September 10, 2010 the registrant had 16,164,019 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I

Item 1.	Business

Overview

Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “our” or “Farmer Bros.”) is a manufacturer, wholesaler and distributor of coffee, tea and culinary products to institutional food service establishments including restaurants, hotels, casinos, hospitals and food service providers, as well as retailers such as convenience stores, coffee houses, general merchandisers, private-label retailers and grocery stores. We were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment and are in the business of roasting, packaging, and distributing coffee, tea and culinary products through direct and brokered sales to our customers throughout the contiguous United States.

Business Strategy

On April 27, 2007, to enhance our product offerings to include specialty coffee products, we completed the acquisition of Coffee Bean Holding Co., Inc., a Delaware corporation (“CBH”), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee manufacturer and wholesaler headquartered in Portland, Oregon (the “CBI Acquisition”). To expand our national presence and improve our channel penetration, on February 28, 2009, we completed the acquisition from Sara Lee Corporation, a Maryland corporation (“Sara Lee”), and Saramar, L.L.C., a Delaware limited liability company (“Saramar” and collectively with Sara Lee, “Seller Parties”) of certain assets used in connection with Seller Parties’ direct store delivery coffee business in the United States (the “DSD Coffee Business”). The acquired business also included the distribution, sale and service of brewed and liquid coffee equipment, as well as the right to distribute sauces and dressings to customers of the DSD Coffee Business.

Our mission is to “sell great coffee, tea and culinary products and provide superior service—one customer at a time.” The acquisition of the DSD Coffee Business in fiscal 2009 furthered our efforts to achieve this mission. As a primary result of this acquisition, our sales grew to $450.3 million in fiscal 2010 from $266.5 million in fiscal 2008, and we acquired over 2,000 new SKU’s and over 60 trademarks, tradenames and service marks including the major regional brands MCGARVEY®, CAIN’S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN®, PREBICA®, WECHSLER®, WORLD’S FINEST® and CAFÉ ROYAL®, and the national brand SUPERIOR®, broadened and diversified our customer base to include a major presence in the gaming industry as well as significant national chain accounts, and expanded geographically from our previous 28 state marketing area into all 48 contiguous states. In fiscal 2010 we completed the post-acquisition integration of the DSD Coffee Business in an effort to realize the selling and operating efficiencies of the combined organization through consolidation of product offerings and SKU’s, streamlining of routes and distribution logistics, and consolidation of warehouses and distribution centers, with an expanded, customer-focused organization enabled by enhanced information management tools and training.

Business Operations

Our product line is specifically focused on the needs of our market segment: institutional food service establishments including restaurants, hotels, casinos, hospitals and food service providers, as well as retailers such as convenience stores, coffee houses, general merchandisers, private-label retailers and grocery stores. Our product line includes roasted coffee, liquid coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices, gelatins and puddings, soup, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Our product line presently includes over 400 core product offerings. For the past three fiscal years, sales of roasted coffee products represented approximately 50% of our total sales and no single product other than roasted coffee accounted for more than 10% of our total sales. Coffee purchasing, roasting and packaging takes place at our Torrance, California; Portland, Oregon; and Houston, Texas plants.

Spice blending and packaging takes place at our Torrance, California and Oklahoma City, Oklahoma plants. Our distribution centers include our Torrance, Houston, and Portland plants, and distribution centers in Fridley, Minnesota; Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey.

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

Producer organizations can also affect green coffee prices. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations.

Other raw materials used in the manufacture of our tea and culinary products include a wide variety of spices, such as pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. Such fluctuations, however, historically have not had a material effect on our operating results.

Trademarks and Licenses

We own 120 registered trademarks which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. The Company and Sara Lee have entered into certain operational agreements that include trademark and formula license agreements.

Seasonality

We experience some seasonal influences. The winter months are generally the best sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer months from seasonal businesses located in vacation areas.

Distribution

Most sales are made “off-truck” to our customers at their places of business by our sales representatives who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. We serve our customers from seven distribution centers strategically located for national coverage. Our distribution trucks are replenished from 115 branch warehouses located throughout the contiguous United States. We operate our own trucking fleet to support our long-haul distribution requirements. A portion of our products are distributed by third parties or are direct shipped via common carrier. We maintain inventory levels at each branch warehouse to allow for minimal interruption in supply.

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

Competition

We face competition from many sources, including the institutional food service divisions of multi-national manufacturers of retail products such as The J.M. Smucker Company (Folgers Coffee), Kraft Foods Inc. (Maxwell House Coffee) and Sara Lee Corporation, wholesale grocery distributors such as Sysco Corporation and U.S. Food Service, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc. and Peet’s Coffee & Tea, Inc. We believe our longevity, the quality of our products, our national distribution network and our superior customer service are the major factors that differentiate us from our competitors.

Competition is robust and is primarily based on products and price, with distribution often a major factor. Most of our customers rely on us for distribution; however, some of our customers use third party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low cost provider with little concern about service, while others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.

Working Capital

We finance our operations internally and through borrowings under our $50.0 million senior secured revolving credit facility with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo”). We believe this credit facility, to the extent available, in addition to our other liquid assets, provides sufficient capital resources and flexibility for the next twelve months to allow us to meet necessary working capital requirements and implement our business plan without relying solely on cash flow from operations.

Foreign Operations

We have no material revenues from foreign operations.

Other

On June 30, 2010 we employed 2,030 employees, 692 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Available Information

Our Internet website address is http://www.farmerbros.com (the website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be part of this filing), where we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K including amendments thereto as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

Certain statements contained in this annual report on Form 10-K are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, our ability to successfully integrate the CBI and DSD Coffee Business acquisitions, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC.

You should consider each of the following factors as well as the other information in this report, including our financial statements and the related notes, in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.

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

In the past, we generally have been able to pass on increases in green coffee costs to our customers. However, there can be no assurance that we will be successful in passing such fluctuations on to our customers without losses in sales volume or gross margin in the future. Similarly, rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory. Additionally, if green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales.

Some of the Arabica coffee beans of the quality we purchase do not trade directly on the commodity markets. Rather, we purchase the high-end Arabica coffee beans that we use on a negotiated basis. We depend on our relationships with coffee brokers, exporters and growers for the supply of our primary raw material, high quality Arabica coffee beans. If any of our relationships with coffee brokers, exporters or growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans at prices acceptable to us or at all. In such case, we may not be able to fulfill the demand of our existing customers, supply new customers or expand other channels of distribution. A raw material shortage could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to expand our business.

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee on forward contracts for delivery as long as twelve months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce our potential price risk exposure we have, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

WE RELY ON INFORMATION TECHNOLOGY AND ARE DEPENDENT ON ENTERPRISE RESOURCE PLANNING SOFTWARE IN OUR OPERATIONS. ANY MATERIAL FAILURE, INADEQUACY, INTERRUPTION OR SECURITY FAILURE OF THAT TECHNOLOGY COULD AFFECT OUR ABILITY TO EFFECTIVELY OPERATE OUR BUSINESS.

We rely on information technology systems across our operations, including management of our supply chain, point-of-sale processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could result in delays in processing replenishment orders from our branches, our inability to record product sales and reduced operational efficiency. Significant capital investments could be required to remediate any potential problems.

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

We have a $50 million senior secured revolving credit facility. As of September 9 , 2010, approximately $32.5 million was outstanding under this credit facility. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to a decrease in our net income. Our debt obligations could also:

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

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH THE CURRENT ECONOMIC CLIMATE.

Our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence, which have deteriorated due to current economic conditions. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including “dining out” as well as the purchase of high-end consumables like specialty coffee. Economic conditions may also cause businesses to reduce travel and entertainment expenses, and may even cause office coffee benefits to be eliminated. The current economic downturn and decrease in consumer spending may continue to adversely impact our revenues, and may affect our ability to market our products or otherwise implement our business strategy. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to sell third party securities in which we have invested some of our short-term assets or raise additional capital, if needed, or the ability of our lender to honor draws on our credit facility, or otherwise negatively affect our business, financial condition, operating results and cash flows.

WE ARE LARGELY RELIANT ON MAJOR FACILITIES IN CALIFORNIA, TEXAS AND OREGON FOR PRODUCTION OF OUR PRODUCT LINE.

A significant interruption in operations at our manufacturing facilities in Torrance, California (our largest facility); Houston, Texas; or Portland, Oregon, whether as a result of an earthquake, hurricane, natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. The majority of our green coffee comes through the Ports of Los Angeles, Long Beach, Houston, San Francisco and Portland. Any interruption to port operations, highway arteries, gas mains or electrical service in these areas could restrict our ability to supply our branches with product and would adversely impact our business.

WE MAY NOT BE SUCCESSFUL IN REALIZING THE EXPECTED SYNERGIES AND OTHER BENEFITS OF THE INTEGRATION OF THE DSD COFFEE BUSINESS, WHICH COULD ADVERSELY AFFECT OUR FUTURE RESULTS.

In fiscal 2010, we completed the integration of the DSD Coffee Business into our existing business. This was a complex, costly and time-consuming process which presented significant challenges and risks to our business, including:

•	distraction of management from ongoing business concerns;

•	assimilation and retention of employees and customers of the DSD Coffee Business;

•	differences in the culture of the DSD Coffee Business and the Company’s culture;

•	unforeseen difficulties in integrating the DSD Coffee Business, including information systems and accounting controls;

•	failure of the DSD Coffee Business to continue to generate income at the levels upon which we based our acquisition decision;

•	managing the DSD Coffee Business operations through offices in Downers Grove, Illinois, which is distant from the Company’s headquarters in Torrance, California;

•	expansion into new geographical markets in which we have limited or no experience;

•	integration of technologies, services and products; and

•	achievement of appropriate internal control over financial reporting.

We may fail to realize the operating efficiencies, synergies, economies of scale, cost savings and other benefits expected from the acquisition. We may fail to grow and build profits in the DSD Coffee Business or achieve sufficient cost savings through the integration of customers or administrative and other operational activities. Furthermore, we must achieve these objectives without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all, or it may take longer to realize them than expected, and our results of operations could be adversely affected.

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

Our credit facility also contains restrictive covenants that require the Company and its subsidiaries to satisfy financial condition and liquidity tests. Our ability to meet those tests may be affected by events beyond our control, and there can be no assurance that we will meet those tests. The breach of any of these covenants or our failure to meet the financial condition or liquidity tests could result in a default under the credit facility, and the lender could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the food service divisions of multi-national manufacturers of retail products such as The J.M. Smucker Company (Folgers Coffee), Kraft Foods Inc. (Maxwell House Coffee) and Sara Lee Corporation, wholesale grocery distributors such as Sysco Corporation and U.S. Food Service, regional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc. and Peet’s Coffee & Tea, Inc. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened. In addition, from time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures, however, also may restrict our ability to increase prices in response to commodity and other cost increases. Our results of operations will be adversely affected if our profit margins decrease, as a result of a reduction in prices or an increase in costs, and if we are unable to increase sales volumes to offset those profit margin decreases.

VOLATILITY IN THE EQUITY MARKETS OR INTEREST RATE FLUCTUATIONS COULD SUBSTANTIALLY INCREASE OUR PENSION COSTS AND NEGATIVELY IMPACT OUR OPERATING RESULTS.

At the end of fiscal 2010, the projected benefit obligation of our defined benefit pension plans was $114.7 million and assets were $66.0 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $4.9 million in contributions to our pension plans in fiscal 2011 and record an accrued expense of approximately $9.8 million per year beginning in fiscal 2011. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

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

IMPAIRMENT CHARGES RELATED TO OUR GOODWILL OR LONG-LIVED ASSETS COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value. A long-lived intangible asset (other than goodwill) is only deemed to have become impaired if the sum of the forecasted undiscounted future cash flows related to the asset are less than its carrying value. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value.

For the purposes of analysis of our goodwill balances, our estimates of fair value were based on a combination of the income approach, which estimates the fair value of our reporting units based on the future discounted cash flows, and the market approach, which estimates the fair value of our reporting units based on comparable market prices. Our estimates of future cash flows included estimated growth rates and assumptions about the extent and duration of the current economic downturn and operating results of our subsidiary, CBI.

As of June 30, 2010, we had a goodwill balance of $5.3 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our $5.3 million goodwill balance in future periods, including, but not limited to:

•

a decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of any of our reporting units below its carrying value; and

•

further weakening of the economy or the failure of CBI to reach our internal forecasts thereby impacting our ability to achieve our forecasted levels of cash flows and reducing the estimated discounted cash flow value of our reporting units.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to review our goodwill and other intangible assets for possible impairment. We cannot be certain that a future downturn in CBI’s business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

We also test our other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of June 30, 2010, we had $25.2 million of long-lived intangible assets, including $5.3 million of goodwill.

POSSIBLE LEGISLATION OR REGULATION INTENDED TO ADDRESS CONCERNS ABOUT CLIMATE CHANGE COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION.

Governmental agencies are evaluating changes in laws to address concerns about the possible effects of greenhouse gas emissions on climate. Increased public awareness and concern over climate change may increase the likelihood of more proposals to reduce or mitigate the emission of greenhouse gases. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of goods sold, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, could require us to reduce emissions and to incur compliance costs which could affect our profitability or impede the production or distribution of our products, which could affect our results of operations, cash flows and financial condition. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us and to make additional investments in facilities and equipment.

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

OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, THE PRICE OF OUR STOCK MAY BE NEGATIVELY AFFECTED.

We have incurred an operating loss and a net loss for each of the prior three fiscal years. If our current strategies are unsuccessful we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline.

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

As of August 31, 2010, members of the Farmer family or entities controlled by the Farmer family (including trusts and a family partnership) as a group beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

All of our outstanding shares are eligible for sale in the public market, subject in certain cases to limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares subject to outstanding options and restricted stock under the Farmer Bros. Co. 2007 Omnibus Plan (the “Omnibus Plan”) are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, our stock ownership guidelines, and Rule 144 under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

We have adopted a stockholder rights plan (the “Rights Plan”) pursuant to which each share of our outstanding common stock is accompanied by one preferred share purchase right (a “Right”). Each Right, when exercisable, will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, $1.00 par value per share, at a purchase price of $112.50, subject to adjustment. The Rights expire on March 28, 2015, unless they are earlier redeemed, exchanged or terminated as provided in the Rights Plan. Because the Rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our Rights Plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

VOLATILITY IN THE EQUITY MARKETS COULD REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO.

We maintain a significant portfolio of fixed-income based investments disclosed as cash equivalents and short term investments on our consolidated balance sheet. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. We seek to mitigate these risks with the help of our investment advisors by generally investing in high quality securities and continuously monitoring the overall risk of our portfolio. To date, we have not realized any material impairment within our investment portfolio.

QUALITY CONTROL PROBLEMS MAY ADVERSELY AFFECT OUR BRANDS THEREBY NEGATIVELY IMPACTING OUR SALES.

Our success depends on our ability to provide customers with high quality products and service. Although we take measures to ensure that we sell only fresh coffee, tea and culinary products, we have no control over our products once they are purchased by our customers. Accordingly, customers may store our products for longer periods of time, potentially affecting product quality. If consumers do not perceive our products and service to be of high quality, then the value of our brands may be diminished and, consequently, our operating results and sales may be adversely affected.

ADVERSE PUBLIC OR MEDICAL OPINIONS ABOUT CAFFEINE AND REPORTS OF INCIDENTS INVOLVING FOOD BORNE ILLNESS AND TAMPERING MAY HARM OUR BUSINESS.

Coffee contains significant amounts of caffeine and other active compounds, the health effects of some of which are not fully understood. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased adverse health effects. An unfavorable report on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee which could harm our business and reduce our sales.

Similarly, instances or reports, whether true or not, of unclean water supply, food-borne illnesses and food tampering have in the past severely injured the reputations of companies in the food processing sector and could in the future affect us as well. Any report linking us to the use of unclean water, food-borne illnesses or food tampering could damage the value of our brands, negatively impact sales of our products, and potentially lead to product liability claims. Clean water is critical to the preparation of coffee beverages. We have no ability to ensure that our customers use a clean water supply to prepare coffee beverages.

PRODUCT RECALLS AND INJURIES CAUSED BY PRODUCTS COULD REDUCE OUR SALES AND HARM OUR BUSINESS.

Selling products for human consumption involves inherent legal risks. We could be required to recall products due to product contamination, spoilage or other adulteration, product misbranding or product tampering. We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. A significant product liability claim against us, whether or not successful, or a widespread product recall may reduce our sales and harm our business.

GOVERNMENT REGULATIONS COULD RESULT IN ADDITIONAL COSTS THEREBY AFFECTING OUR PROFITABILITY.

New laws and regulations may be introduced that could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. Legislation titled “The Food Safety and Enhancement Act of 2009” is currently being reviewed by the U.S. Senate which, if signed into law, may require certain food manufacturing and packaging facilities to adhere to stricter food safety standards than are currently required. We continually monitor and modify our packaging to be in compliance with applicable laws and regulations. Any change in labeling requirements for our products may lead to an increase in packaging costs or interruptions or delays in packaging deliveries. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

As directed by Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Compliance with SOX Section 404 has been a challenge for many companies. Our ability to continue to comply is uncertain as we expect that our internal controls will continue to evolve as our business activities change. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, which may be identified in future periods.

Item 1.B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our largest and most significant facility consists of our roasting plant, warehouses and administrative offices in Torrance, California. This facility is our primary manufacturing facility and the distribution hub for our long-haul trucking fleet. Coffee purchasing, roasting and packaging takes place at our Torrance, California; Portland, Oregon; and Houston, Texas plants. Spice blending and packaging takes place at our Torrance, California and Oklahoma City, Oklahoma plants. Our distribution centers include our Torrance, Houston and Portland plants as well as distribution centers in Fridley, Minnesota; Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey.

During fiscal 2008 we completed improvements to a new 125,000 square foot leased manufacturing facility in Portland, Oregon that serves as the manufacturing and distribution point for our specialty coffee customers. CBI relocated to this new facility in August 2008.

We stage our products in 115 branch warehouses throughout the contiguous United States. These warehouses, and our seven distribution centers, taken together represent a vital part of our business, but no individual warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 2,500 to 50,000 square feet. Approximately 45% of our facilities are leased with a variety of expiration dates through 2018. The lease on the CBI facility expires in 2018 and has a 10 year renewal option.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We have one class of common stock which is traded on the NASDAQ Global Market under the symbol “FARM.” The following table sets forth, for the periods indicated, the cash dividends declared and the high and low sales prices of the shares of common stock of the Company as quoted on the NASDAQ Global Market.

	Fiscal year ended June 30, 2010			Fiscal year ended June 30, 2009
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$24.07	$18.55	$0.115	$28.49	$20.21	$0.115
2nd Quarter	$21.21	$16.31	$0.115	$25.46	$17.00	$0.115
3rd Quarter	$20.52	$16.36	$0.115	$25.49	$14.26	$0.115
4th Quarter	$19.49	$14.81	$0.115	$25.49	$17.31	$0.115

Holders

There were 2,292 holders of record on August 31, 2010. Determination of Holders of record is based upon the number of record holders and individual participants in security position listings.

Dividends

Dividends have been or will be funded through cash flow from operations and available cash on hand. The amount, if any, of the dividends to be paid in the future will depend upon our then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of this Form 10-K and Note 9 “Bank Loans” to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Equity Compensation Plan Information

This information appears in Part III, Item 12, hereof.

Performance Graph

The chart set forth below shows the value of an investment of $100 on June 30, 2005 in each of Farmer Bros. Co. common stock, the Russell 2000 Index and the Value Line Food Processing Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return

Farmer Bros. Co., Russell 2000 Index And Value Line Food Processing Index

(Performance Results Through 6/30/10)

	2005	2006	2007	2008	2009	2010
Farmer Bros Co.	$100.00	$99.28	$105.72	$100.75	$111.30	$75.09
Russell 2000 Index	$100.00	$114.58	$133.41	$111.81	$83.84	$102.67
Value Line Food Processing Index	$100.00	$102.76	$130.24	$124.76	$118.55	$145.17

Source: Value Line, Inc.

Item 6.	Selected Financial Data

	Fiscal years ended June 30,
	2010	2009(1)	2008(2)	2007	2006
	(In thousands, except per share data)
Net sales	$450,318	$341,724	$266,485	$216,259	$207,453
Loss from operations	$(39,192)	$(15,203)	$(10,644)	$(4,076)	$(2,965)
Net (loss) income(3)	$(23,953)	$(33,270)	$(7,924)	$6,815	$4,756
Net (loss) income per common share	$(1.61)	$(2.29)	$(0.55)	$0.48	$0.34
Total assets	$339,121	$330,017	$312,984	$337,609	$317,237
Capital lease obligations(4)	$3,861	$1,252	$—	$—	$—
Cash dividends declared per common share	$0.46	$0.46	$0.46	$0.44	$0.42

(1)	Includes the results of operations of the DSD Coffee Business since it was acquired by the Company on February 28, 2009.
(2)	Includes the results of operations of CBH since it was acquired by the Company on April 27, 2007.
(3)	Includes deferred tax asset valuation allowance in the amount of $19.7 million recorded as a tax expense in fiscal 2009.
(4)	Excludes imputed interest.

The Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report should be read in conjunction with the selected financial data in order to understand factors such as business combinations and unusual items which may affect the comparability of the information shown above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2010, 2009 and 2008 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the “Risk Factors” described in Item 1A of this report.

Overview

Farmer Bros. Co. is a manufacturer, wholesaler and distributor of coffee, tea and culinary products through direct and brokered sales to our customers throughout the contiguous United States. Our product line is specifically focused on the needs of our market segment: institutional food service establishments including restaurants, hotels, casinos, hospitals and food service providers, as well as retailers such as convenience stores, coffee houses, general merchandisers, private-label retailers and grocery stores. Our product line includes roasted coffee, liquid coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices, gelatins and puddings, soup, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves.

In April 2007, we acquired all of the outstanding shares of CBH for a purchase price of $23.6 million in cash, including transaction costs of approximately $1.4 million, net of the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in our consolidated financial statements since April 27, 2007.

On February 28, 2009, we completed the acquisition of the DSD Coffee Business. The purchase price of $45.6 million was paid with approximately $16.1 million of Company cash and $29.5 million of proceeds from a bank loan. In addition, we paid approximately $2.7 million of acquisition related expenses in cash. At closing, we assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. As of June 30, 2010, these liabilities are estimated to be a total of $0.6 million consisting of estimated pension liabilities. The results of operations of the DSD Coffee Business have been included in our consolidated financial statements since March 1, 2009.

In connection with the closing, Seller Parties and the Company entered into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement. One of the co-pack agreements provided that Sara Lee would manufacture branded products for us for a period of three years. Under this agreement, we had agreed to purchase certain minimum product quantities from Sara Lee subject to certain permitted reductions. This agreement was terminated effective June 30, 2010. Under the other co-pack agreement, we have agreed to perform co-packing services for Sara Lee as Sara Lee’s agent. As a result, we recognize revenue from this arrangement on a net basis, net of direct costs of revenue. The transition services agreement pursuant to which Sara Lee agreed to provide a number of services for us on an interim basis, including hosting, maintaining and supporting IT infrastructure and communications, was scaled back in February 2010 to include only certain IT infrastructure support, and was terminated on August 31, 2010.

Critical Accounting Policies and Estimates

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

Coffee Brewing Equipment and Service

Our expenses related to coffee brewing equipment provided to customers include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, the cost of transportation and the cost of supplies and parts). We capitalize coffee brewing equipment and depreciate it over a three year period; the depreciation expense is reported in cost of goods sold. Since we believe the costs of servicing the equipment are better characterized as direct costs of generating revenues from our customers, we have reported such costs as cost of goods sold in the accompanying financial statements.

Investments

Our investments consist of money market instruments, marketable debt and equity securities and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward purchase contracts and commodity purchase agreements. All derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2010 and 2009, no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. In fiscal 2010, based on a larger customer base due to the recent Company acquisitions and in response to slower collection of our accounts resulting from the impact of the economic downturn on our customers, we increased our allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost or market. Costs of coffee, tea and culinary products are determined on the last in, first out (LIFO) basis. We account for the costs of coffee brewing equipment manufactured on the first in, first out (FIFO) basis. We regularly evaluate these inventories to determine whether market conditions are correctly reflected in the recorded carrying value.

Impairment of Goodwill and Intangible Assets

We perform our annual goodwill and indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of our reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the fiscal years ended June 30, 2010 or 2009.

Self-Insurance

We are self-insured for California workers’ compensation insurance subject to specific retention levels and use historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims. The estimated outstanding losses are the accrued cost of unpaid claims valued as of June 30, 2010. The estimated outstanding losses, including allocated loss adjustment expenses (“ALAE”), include case reserves, the development on known claims and incurred but not reported (IBNR) claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.

Management believes that the amount accrued is adequate to cover all known claims at June 30, 2010. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results. If our estimate were off by as much as 15%, the reserve could be under or overstated by approximately $0.7 million as of June 30, 2010.

Estimated Company liability resulting from our general liability and automobile liability policies, within our deductible limits, is accounted for by specific identification. Large losses have historically been infrequent, and the lag between incurred but not reported claims has historically been short. Once a potential loss has been identified, the case is monitored by our risk manager to try and determine a likely outcome. Lawsuits arising from injury that are expected to reach our deductible are not reserved until we have consulted with legal counsel, become aware of the likely amount of loss and determined when payment is expected.

The estimated liability related to our self-insured group medical insurance is recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.

Retirement Plans

We have a defined benefit pension plan for the majority of our employees who are not covered under a collective bargaining agreement (Farmer Bros. Plan) and two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement (Brewmatic Plan and the Hourly Employees’ Plan). In addition, we contribute to several multi-employer defined benefit pension plans for certain union employees.

We obtain actuarial valuations for our plans and at present we discount the pension obligations using a 5.60% discount rate and we estimate an 8.25% return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.

At the end of fiscal 2010, the projected benefit obligation of our defined benefit pension plans was $114.7 million and the fair value of the plan assets was $66.0 million. The difference between the projected benefit obligation and fair value of plan assets is recognized as a decrease in other comprehensive income (“OCI”) and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $4.9 million in contributions to our pension plans in fiscal 2011 and record an accrued expense of approximately $9.7 million per year beginning in fiscal 2011. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed long term rate of return for fiscal 2011.

	(In thousands)
Farmer Bros. Plan Discount Rate	5.10%	Actual 5.60%	6.10%
Net periodic benefit cost	$10,048	$9,022	$8,102
Projected benefit obligation	$118,327	$110,449	$103,373

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
Net periodic benefit cost	$9,342	$9,022	$8,703

Brewmatic Plan Discount Rate	5.10%	Actual 5.60%	6.10%
Net periodic benefit cost	$223	$214	$207
Projected benefit obligation	$3,888	$3,707	$3,541

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
Net periodic benefit cost	$226	$214	$203

Hourly Employees’ Plan Discount Rate	5.10%	Actual 5.60%	6.10%
Net periodic benefit cost	$472	$432	$400
Projected benefit obligation	$629	$578	$533

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
Net periodic benefit cost	$433	$432	$431

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

Deferred Tax Asset Valuation Allowance

We assess whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making such assessment, significant weight is to be given to evidence that can be objectively verified such as recent operating results and less consideration is to be given to less objective indicators such as future earnings projections. We have evaluated our deferred tax assets in accordance with these requirements.

A significant negative factor was the Company’s three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, compared to the size of deferred tax assets. The deferred tax assets in fiscal 2010 increased to $53.7 million as compared to $41.4 million in fiscal 2009. In fiscal 2010, deferred tax assets increased primarily due to net loss carryovers and a decrease in pension asset values. In fiscal 2009, deferred tax assets increased primarily due to decreased pension asset values which in turn created increased pension plan contribution obligations. These considerations outweighed our ability to rely on projections of future taxable income and future appreciation of pension assets, and as a result, in fiscal 2009, we established a valuation allowance against the deferred tax assets in the amount of $33.3 million. Of this amount $19.7 million was recorded as a fiscal 2009 tax expense and $13.6 million was recorded as a reduction in other comprehensive income.

Postretirement Benefits

We sponsor a defined benefit postretirement medical and dental plan that covers non-union employees and retirees, and certain union locals. The plan is contributory and retiree contributions are fixed at a current level. Our retiree medical plan is not funded and its liability was calculated using an assumed discount rate of 6.61% at June 30, 2010. We project an initial medical trend rate of 8.0% ultimately reducing to 5.0% in 6 years.

Effective January 1, 2008, we adopted a new plan for retiree medical benefits. The new plan is a cost sharing approach between the Company and covered employees and dependents in which the Company subsidizes a larger proportion of covered expenses for retirees who were long-term employees, and provides less coverage for retirees who were short-term employees. Additionally, the plan establishes a maximum Company contribution.

The effect of adopting this new plan was recorded on the effective date of the plan, January 1, 2008, as an increase in accumulated other comprehensive income of $16.7 million (net of related tax effects of $10.6 million), and a reduction to the retiree medical liability of $27.3 million. The accumulated other comprehensive income amount is expected to be amortized as a reduction in expense over a period of 7 to 12 years. Amortization in fiscal 2010 and 2009 was $4.2 million and $0.7 million, respectively.

Share-based Compensation

We measure all share-based compensation cost at the grant date, based on the fair value of the award, and recognize such cost as an expense in our consolidated statement of operations over the requisite service period. The process of estimating the fair value of share-based compensation awards and recognizing share-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2010, we used an estimated 6.5% forfeiture rate to calculate share-based compensation expense based on actual forfeiture experience from the inception of the Omnibus Plan.

Liquidity and Capital Resources

Credit Facility

On March 2, 2009, we entered into a Loan Agreement (the “Loan Agreement”) with Wells Fargo, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes. The Loan Agreement contains a variety of restrictive covenants customary in an asset based lending facility, including a minimum excess availability requirement and a minimum total liquidity requirement, and it places limits on dividends. The Loan Agreement allows us to pay dividends at the current rate, subject to certain liquidity requirements.

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in our assets, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The interest rate on the Company’s outstanding borrowings was 3.75% at June 30, 2010. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value.

On August 31, 2010, we entered into Amendment No. 4 to Loan and Security Agreement with Wells Fargo (the “Amendment”) pursuant to which effective March 31, 2010, certain collateral reporting, dividend payment, and financial covenants were modified. Effective September 1, 2010, the Amendment also amended the range of interest rates on the line usage based on modified Monthly Average Excess Availability levels. The range is PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0% (also see Note 17 “Subsequent Event” to the consolidated financial statements included in Part II, Item 8 of this Form 10-K).

The foregoing description of the Amendment is not complete and is qualified in its entirety by the actual terms of the Amendment, a copy of which is incorporated herein by reference and attached hereto as Exhibit 10.9. There can be no assurance that our lender will issue a waiver or grant an amendment to the covenants in future periods, if we require one.

As of June 30, 2010, we were eligible to borrow up to a total of $50.0 million under the credit facility. As of June 30, 2010, we had borrowed $37.2 million, utilized $3.1 million of our letters of credit sub-limit, and had excess availability under the credit facility of $9.7 million. As of September 9, 2010, we had $32.5 million outstanding under the credit facility.

Liquidity

In fiscal 2010, we incurred significant costs related to the integration of the DSD Coffee Business into our existing operations. This broad based effort required SKU optimization, branch and route consolidation, conversion to the Company’s IT systems, including implementation of our mobile sales software across the DSD Coffee Business sales network, and supply chain and manufacturing streamlining. During fiscal 2010, we incurred and charged to expense $10.1 million in integration costs related to the DSD Coffee Business acquisition and incurred and capitalized $5.0 million in property and equipment purchases related to the DSD Coffee Business acquisition. During the same period, we also incurred approximately $6.8 million in expenditures associated with the installation of two roasters and other production equipment at our Torrance facility and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment. Of the total capital expenditures in fiscal 2010 of approximately $28.5 million, $21.7 million was for machinery and equipment including $6.8 million in expenditures for the roasters and production equipment, including machinery and equipment for the DSD Coffee Business, and $1.0 million was for vehicles.

As described above, we maintain a $50 million senior secured revolving line of credit with Wells Fargo. Although we expect cost reductions and other positive synergies from integrating the DSD Coffee Business with our operations, the timing of these improvements is uncertain. We believe this credit facility, to the extent available, in addition to our other liquid assets, provides sufficient capital resources and flexibility for the next twelve months to allow us to meet necessary working capital requirements and implement our business plan without relying solely on cash flows from operations.

Our expected capital expenditures for fiscal 2011 include completion of the installation of the two roasters and other production equipment and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment.

Our working capital is comprised of the following:

	June 30,
	2010	2009
	(In thousands)
Current assets	$189,956	$186,546
Current liabilities	98,546	74,756

Working capital	$91,410	$111,790

Liquidity Information:

	June 30,
	2010	2009	2008
	(In thousands)
Capital expenditures	$28,483	$38,901	$24,852
Purchase of business	$—	$48,287	$—
Dividends paid	$6,938	$6,631	$6,670
Dividend payable	$1,849	$1,849	$1,849

Results of Operations

Fiscal Years Ended June 30, 2010 and 2009

Overview

Fiscal 2010 was a year in which we primarily focused on integrating the DSD Coffee Business into our existing operations. We streamlined our routes and distribution logistics and consolidated our warehouses and distribution centers from 179 to 115 locations. Our net sales grew $108.6 million, or 32%, to $450.3 million in fiscal 2010 from $341.7 million in fiscal 2009 primarily due to the acquisition of the DSD Coffee Business. Net sales from CBI also increased approximately 8% from the prior fiscal year. Although our net sales increased and our geographic reach widened in fiscal 2010, the weakness in the economy and reduced consumer spending negatively impacted our net sales.

Operations

Net sales in fiscal 2010 increased $108.6 million, or 32%, to $450.3 million from $341.7 million in fiscal 2009, primarily due to the addition of DSD Coffee Business net sales beginning on March 1, 2009. Cost of goods sold in fiscal 2010 increased $71.2 million, or 39%, to $252.8 million, or 56% of sales, from $181.5 million, or 53% of sales, in fiscal 2009 primarily due to the addition of the DSD Coffee Business beginning on March 1, 2009. Additionally, the cost of coffee brewing equipment and related service included in cost of goods sold also contributed to the increase in cost of goods sold. Cost of coffee brewing equipment and related service for the fiscal year ended June 30, 2010 was $21.5 million compared to $13.1 million for the fiscal year ended June 30, 2009.

Gross profit in fiscal 2010 increased $37.3 million, or 23%, to $197.6 million from $160.2 million in fiscal 2009. However, gross margin decreased to 44% in fiscal 2010 from 47% in the prior fiscal year. As with net sales, the increase in gross profit is directly attributable to the acquisition of the DSD Coffee Business. The decrease in gross margin is primarily due to the increase in coffee brewing equipment and related service cost in cost of goods sold in the amount of $21.5 million in fiscal 2010 from $13.1 million in the prior fiscal year, and the addition of a new class of DSD Coffee Business customers who require a different mix of products.

Operating expenses in fiscal 2010 increased $61.3 million, or 35%, to $236.8 million, or 52% of sales, from $175.4 million, or 51% of sales, in fiscal 2009. Operating expenses in fiscal 2010 consisted of a full year of expenses related to the DSD Coffee Business compared to fiscal 2009 which included only four months of expenses related to the DSD Coffee Business. Additionally, operating expenses included $10.1 million related to the integration of the DSD Coffee Business including expenses related to SKU optimization and streamlining of facilities and routes, $8.5 million in higher depreciation and amortization expense, $8.4 million in higher pension expense and $3.2 million in higher bad debt expense compared to the prior year.

For the reasons noted above, loss from operations in fiscal 2010 increased to $(39.2) million from $(15.2) million in fiscal 2009.

Total other income (expense)

Total other income in fiscal 2010 was $12.7 million compared to total other expense of $(3.8) million in fiscal 2009. This was primarily due to improved results from our preferred stock portfolio which recorded net realized and unrealized gains in fiscal 2010 compared to net realized and unrealized losses in fiscal 2009, partially offset by $1.5 million in higher interest expense related to borrowings under our revolving credit line.

Net Loss

As a result of the above operating factors, net loss decreased to $(24.0) million, or $(1.61) per common share, in fiscal 2010 compared to a net loss of $(33.3) million, or $(2.29) per common share, in fiscal 2009, which included the recognition of a valuation allowance for deferred tax assets of $(19.7) million, or $(1.35) per common share in fiscal 2009.

Fiscal Years Ended June 30, 2009 and 2008

Overview

Fiscal 2009 was another year of acquisition for us as we acquired the DSD Coffee Business in February 2009, and a year in which we continued integrating CBI (acquired in April 2007) and made extensive plans for integrating the DSD Coffee Business into our operations. Our sales revenue grew to $341.7 million in fiscal 2009 from $266.5 million in fiscal 2008, we acquired over 2,000 new SKU’s and over 60 trademarks, tradenames and service marks including the major regional brands MCGARVEY®, CAIN’S®, IRELAND®, JUSTIN LLOYD®, METROPOLITAN®, PREBICA®, WECHSLER®, WORLD’S FINEST® and CAFÉ ROYAL®, and the national brand SUPERIOR®, broadened and diversified our customer base to include a major presence in the gaming industry as well as significant national chain accounts, and expanded geographically from our old 28 state marketing area into all 48 contiguous states.

Operations

Net sales in fiscal 2009 increased $75.2 million, or 28%, to $341.7 million from $266.5 million in fiscal 2008. Approximately 81% of this increase resulted from the addition of DSD Coffee Business net sales beginning on March 1, 2009. Non-DSD net sales increased $14.5 million, or 5%, in fiscal 2009 as compared to fiscal 2008. Unit sales increased approximately 35% in fiscal 2009 as compared to fiscal 2008, and approximately 54% of this increase resulted from the addition of the DSD Coffee Business.

Cost of goods sold in fiscal 2009 increased $34.4 million, or 23%, to $181.5 million, or 53% of sales, from $147.1 million, or 55% of sales, in fiscal 2008. Approximately 87% of this increase resulted from the addition of the DSD Coffee Business. Our annual LIFO adjustment for inventory on hand at the end of fiscal 2009 increased cost of goods sold by $1.5 million compared to $5.8 million in fiscal 2008. In a rising market LIFO costs represent replacement costs of inventory, not actual cost, and in fiscal 2009 we added additional inventory with the purchase of the DSD Coffee Business. Cost of coffee brewing equipment included in cost of goods sold for the fiscal year ended June 30, 2009 was $13.1 million compared to $20.4 million for the fiscal year ended June 30, 2008. In years prior to fiscal 2007, these costs were presented as selling expenses. This change reduces reported gross profit in the years presented by these amounts but has no impact on net income, total assets, or cash flows in any year.

Gross profit in fiscal 2009 increased $40.8 million, or 34%, to $160.2 million from $119.4 million in fiscal 2008. Approximately 76% of this change resulted from the addition of the DSD Coffee Business.

Operating expenses in fiscal 2009 increased $45.4 million, or 35%, to $175.4 million, or 51% of sales, from $130.1 million, or 49% of sales, in fiscal 2008. Approximately 54% of this increase reflects the addition of the DSD Coffee Business, and approximately 16% of this increase reflects expenses associated with the relocation of CBI’s operations to the new manufacturing facility in Portland, Oregon, together with associated start-up costs and related depreciation and amortization from the plant investment. Additional increases in operating expenses in fiscal 2009 include approximately $2.0 million of additional overhead associated with the operation of the DSD Coffee Business from March 1, 2009 through the end of fiscal 2009 and one-time costs of approximately $2.1 million related to CBI’s move and plant start-up.

For the reasons noted above, loss from operations in fiscal 2009 increased to $(15.2) million from$(10.6) million in fiscal 2008.

Total other (expense) income

Total other (expense) income improved in fiscal 2009 to $(3.8) million from $(4.7) million in fiscal 2008. This is primarily the result of smaller realized and unrealized investment losses in fiscal 2009 compared to fiscal 2008, partially offset by lower dividend and interest income. Other, net (expense) income was $(8.2) million in fiscal 2009 as compared to $(12.3) million in fiscal 2008. Losses in other, net (expense) income incurred in fiscal 2009 are primarily the result of conditions in the U.S. financial markets which resulted in lower expense in fiscal 2009 compared to fiscal 2008.

Net Loss

As a result of the above operating factors, net loss increased to $(33.3) million, or $(2.29) per common share, including the reserve against deferred tax assets of $(19.7) million or $(1.35) in fiscal 2009, from $(7.9) million or $(0.55) per common share in fiscal 2008.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2010, including capital leases:

	Payment due by period (in thousands)
	Total	Less Than One Year	2-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$17,319	$4,725	$6,875	$4,483	$1,236
Capital lease obligations(a)	4,781	1,006	1,627	1,588	560
Pension plan obligations	68,790	5,285	11,208	12,397	39,900
Revolving credit facility	37,163	37,163	—	—	—

	$128,053	$48,179	$19,710	$18,468	$41,696

(a)	Includes imputed interest of $920.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2010. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options.

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options. At June 30, 2010, we had no futures contracts or put options designated as interest rate risk hedges.

	Market Value at June 30, 2010			Changes in Market Value of Total Portfolio
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio
	(In thousands)
–150 basis points	$51,593	$—	$51,593	$909
–100 basis points	$51,436	$—	$51,436	$751
Unchanged	$50,685	$—	$50,685	$—
+100 basis points	$48,486	$—	$48,486	$(2,199)
+150 basis points	$47,052	$—	$47,052	$(3,633)

Our revolving line of credit with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of June 30, 2010, we had borrowed $37.2 million of this amount, utilized $3.1 million of our letters of credit sub-limit, and had excess availability of $9.7 million under the credit facility. The interest rate on the outstanding borrowings at June 30, 2010 was 3.75%. Effective September 1, 2010, the interest rate on the line usage was amended to a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0% based on modified Monthly Average Excess Availability levels.

The following table demonstrates the impact of interest rate changes on our interest expense on the revolving credit facility for a full year based on the outstanding balance and interest rate as of June 30, 2010:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.25%	$907
–100 basis points	2.75%	$1,108
Unchanged	3.75%	$1,512
+100 basis points	4.75%	$1,915
+150 basis points	5.25%	$2,116

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

On June 30, 2010, we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee. The following table demonstrates the impact of changes in market value of coffee cost on market value of coffee forward purchase contracts:

	Market Value (in thousands)
	Coffee Inventory	Futures & Options	Total	Change in Market Value
Coffee Cost Change				Derivatives	Inventory
– 10%	$35,000	$(673)	$34,327	$(673)	$(3,995)
unchanged	$38,995	$258	$39,253	$—	$—
10%	$43,000	$673	$43,673	$673	$4,005

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Farmer Bros. Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiaries at June 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

September 13, 2010

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,149	$20,038
Short term investments	50,942	42,926
Accounts and notes receivable, net of allowance for doubtful accounts of $3,293 and $1,173, respectively	42,596	45,744
Inventories	83,712	68,961
Income tax receivable	5,840	4,163
Deferred income taxes	4	1,089
Prepaid expenses	2,713	3,625

Total current assets	189,956	186,546

Property, plant and equipment, net	120,372	112,063
Goodwill and other intangible assets, net	25,242	28,758
Other assets	2,492	1,758
Deferred income taxes	1,059	892

Total assets	$339,121	$330,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,053	$34,627
Accrued payroll expenses	14,661	13,121
Short term borrowings under revolving credit facility	37,163	16,182
Short term obligations under capital leases	724	908
Deferred income taxes	264	—
Other current liabilities	11,681	9,918

Total current liabilities	98,546	74,756
Accrued postretirement benefits	22,185	18,259
Other long term liabilities—capital leases	3,137	344
Accrued pension liabilities	43,497	33,638
Accrued workers’ compensation liabilities	4,388	4,333
Deferred income taxes	1,773	2,198

Total liabilities	$173,526	$133,528

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,164,179 and 16,078,111 issued and outstanding at June 30, 2010 and 2009, respectively	16,164	16,078
Additional paid-in capital	37,468	31,135
Retained earnings	186,900	217,792
Unearned ESOP shares	(35,238)	(33,604)
Less accumulated other comprehensive loss	(39,699)	(34,912)

Total stockholders’ equity	$165,595	$196,489

Total liabilities and stockholders’ equity	$339,121	$330,017

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Years ended June 30,
	2010	2009	2008
Net sales	$450,318	$341,724	$266,485
Cost of goods sold	252,754	181,508	147,073

Gross profit	197,564	160,216	119,412

Selling expenses	187,685	138,876	98,918
General and administrative expenses	49,071	36,543	31,138

Operating expenses	236,756	175,419	130,056

Loss from operations	(39,692)	(15,203)	(10,644)

Other income (expense):
Dividend income	3,224	3,563	4,056
Interest income	303	1,236	3,608
Interest expense	(986)	(335)	—
Other, net income (expense)	10,169	(8,248)	(12,343)

Total other income (expense)	12,710	(3,784)	(4,679)

Loss before taxes	(26,482)	(18,987)	(15,323)
Income tax (benefit) expense	(2,529)	14,283	(7,399)

Net loss	$(23,953)	$(33,270)	$(7,924)

Basic and diluted net loss per common share	$(1.61)	$(2.29)	$(0.55)

Weighted average common shares outstanding-basic and diluted	14,866,306	14,508,320	14,284,324
Cash dividends declared per common share	$0.46	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(23,953)	$(33,270)	$(7,924)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,778	18,292	9,757
Allowance for doubtful accounts	3,188	810	311
Deferred income taxes	758	15,556	719
Loss (gain) on sales of assets	430	(46)	(1,325)
Share-based compensation expense	4,784	5,452	5,501
Net (gain) loss on investments	(9,382)	8,989	13,992
Change in operating assets and liabilities:
Short term investments	1,365	61,371	30,772
Accounts and notes receivable	(40)	(26,698)	(2,516)
Inventories	(14,751)	1,730	(9,257)
Income tax receivable	(1,677)	(1,283)	(2,998)
Prepaid expenses and other assets	179	6,518	5,877
Accounts payable	(738)	22,457	3,466
Accrued payroll, expenses and other liabilities	2,904	3,776	(1,655)
Accrued postretirement benefits	3,926	638	(17,224)
Other long term liabilities	5,182	2,952	—

Net cash (used in) provided by operating activities	$(1,047)	$87,244	$27,496
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(48,287)	—
Purchases of property, plant and equipment	(28,484)	(38,901)	(24,852)
Proceeds from sales of property, plant and equipment	437	605	1,413

Net cash used in investing activities	$(28,047)	$(86,583)	$(23,439)
Cash flows from financing activities:
Proceeds from revolving line of credit	33,737	29,500	—
Repayments on revolving line of credit	(12,756)	(13,318)	—
Payments of capital lease obligations	(837)	(147)	—
Dividends paid	(6,939)	(6,631)	(6,670)

Net cash provided by (used in) financing activities	$13,205	$9,404	$(6,670)
Net (decrease) increase in cash and cash equivalents	$(15,889)	$10,065	$(2,613)
Cash and cash equivalents at beginning of year	20,038	9,973	12,586

Cash and cash equivalents at end of year	$4,149	$20,038	$9,973

Supplemental disclosure of cash flow information:
Cash paid for interest	$890	$812	$—
Cash paid for income taxes	$—	$136	$3,742
Non-cash financing and investing activities:
Equipment acquired under capital leases	$3,954	$1,252	$—
Dividends accrued, but not paid	$1,849	$1,849	$1,849

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2007	16,075,080	$16,075	$30,823	$272,406	$(44,240)	$(8,848)	$266,216
Comprehensive income
Net loss				(7,924)			(7,924)
Retiree benefits						9,452	9,452
Other comprehensive income net of tax							—

Total comprehensive income							1,528
Dividends ($0.46 per share)				(6,670)			(6,670)
ESOP compensation expense			(364)		5,711		5,347
Share based compensation			153				153
Adoption FIN 48				(119)			(119)

Balance at June 30, 2008	16,075,080	$16,075	$30,612	$257,693	$(38,529)	$604	$266,455
Comprehensive income
Net income				(33,270)			(33,270)
Retiree benefits						(35,516)	(35,516)
Other comprehensive income net of tax							—

Total comprehensive loss							(68,786)
Dividends ($0.46 per share)				(6,631)			(6,631)
ESOP compensation expense			(151)		4,925		4,774
Share based compensation	3,031	3	674				678

Balance at June 30, 2009	16,078,111	$16,078	$31,135	$217,792	$(33,604)	$(34,912)	$196,489
Comprehensive income
Net loss				(23,953)			(23,953)
Retiree benefits						(4,787)	(4,787)
Other comprehensive income net of tax							—

Total comprehensive loss							(28,740)
Dividends ($0.46 per share)				(6,939)			(6,939)
ESOP compensation expense, including reclassifications			5,344		(1,634)		3,710
Share based compensation	86,068	86	989				1,075

Balance at June 30, 2010	16,164,179	$16,164	$37,468	$186,900	$(35,238)	$(39,699)	$165,595

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

The Company, which operates in one business segment, is a manufacturer, wholesaler and distributor of coffee, tea and culinary products through direct and brokered sales throughout the contiguous United States. The Company’s customers include restaurants, hotels, casinos, hospitals and food service providers, as well as retailers such as convenience stores, coffee houses, general merchandisers, private-label retailers and grocery stores. The Company’s product line includes roasted coffee, liquid coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices, gelatins and puddings, soup, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Most sales are made “off-truck” by the Company to its customers at their places of business. The Company serves its customers from seven distribution centers. The Company’s distribution trucks are replenished from 115 branch warehouses located throughout the contiguous United States. The Company operates its own trucking fleet to support its long-haul distribution requirements. A portion of the Company’s products are distributed by third parties or are direct shipped via common carrier.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries FBC Finance Company and Coffee Bean Holding Co. Inc. All inter-company balances and transactions have been eliminated.

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

Investments

The Company’s investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward purchase contracts and commodity purchase agreements. All derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2010 and 2009, no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Concentration of Credit Risk

At June 30, 2010, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (which exceeds federally insured limits), cash equivalents (principally commercial paper), short term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short term investments are not concentrated by issuer, industry or geographic

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

area. Maturities are generally shorter than 180 days. Other investments are in U.S. government securities. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.

Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short term, and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts. In fiscal 2010, based on a larger customer base due to the recent Company acquisitions and in response to slower collection of the Company’s accounts resulting from the impact of the economic downturn on the Company’s customers, the Company increased its allowance for doubtful accounts and recorded a $2.5 million charge to bad debt expense.

Inventories

Inventories are valued at the lower of cost or market. Costs of coffee, tea and culinary products for the Company are determined on the last in, first out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value.

Property, Plant and Equipment

Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method. The following useful lives are used:

Building and facilities	10 to 30 years
Machinery and equipment	3 to 5 years
Equipment under capital lease	Term of lease
Office furniture and equipment	5 years
Capitalized software	3 years

When assets are sold or retired, the asset and related depreciation allowance are removed from the respective account balances and any gain or loss on disposal is included in operations. Maintenance and repairs are charged to expense, and betterments are capitalized.

Coffee Brewing Equipment and Service

The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly such costs included in cost of goods sold in the accompanying financial statements for the years ended June 30, 2010, 2009 and 2008 are $21.5 million, $13.1 million and $20.4 million, respectively.

During the fourth quarter of fiscal 2008, the Company changed its convention for capitalizing coffee brewing equipment provided to customers and as a result has capitalized coffee brewing equipment in the amounts of $14.1 million and $5.4 million in fiscal 2010 and 2009, respectively. During fiscal 2010 and 2009 the Company had depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold in the amounts of $6.1 million and $1.7 million, respectively. Prior to the change in its convention for

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capitalization, the Company had immediately expensed all coffee brewing equipment provided to its customers. Prior to the change in its convention, the amount of coffee brewing equipment charged immediately to expense totaled $3.0 million in fiscal 2008.

Income Taxes

Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Estimating the Company’s tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. The Company makes certain estimates and judgments to determine tax expense for financial statement purposes as they evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to the Company’s tax provision in future periods. Each fiscal quarter the Company reevaluates their tax provision and reconsiders their estimates and their assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.

Revenue Recognition

Most products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third party delivery.

In connection with the acquisition of the DSD Coffee Business described in Note 2, the Company entered into an agreement with Sara Lee pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of June 30, 2010 and 2009, the Company had $4.1 million and $8.1 million, respectively, of other receivables from Sara Lee recorded in accounts and notes receivable.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding (see Note 14), excluding unallocated shares held by the Company’s Employee Stock Ownership Plan. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. Diluted EPS for the year ended June 30, 2010 and 2009 does not include the dilutive effect of 3,397 and 39,231 shares, respectively, issuable under stock options since their inclusion would be anti-dilutive. In the year ended June 30, 2008 the Company had no dilutive shares. Accordingly, the consolidated financial statements present only basic net income (loss) per common share.

Employee Stock Ownership Plan (“ESOP”)

Compensation cost for the ESOP is based on the fair market value of shares released or deemed to be released for the period. Dividends on allocated shares retain the character of true dividends, but dividends on unallocated shares are considered compensation cost. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company’s note receivable. The contra account will change as compensation is recognized.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Goodwill and Intangible Assets

The Company performs its annual goodwill and indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the fiscal years ended June 30, 2010 or 2009.

Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company has determined that no indicators of impairment of long-lived assets existed as of or during the fiscal year ended June 30, 2010.

Shipping and Handling Costs

The Company distributes its products directly to its customers and shipping and handling costs are recorded as Company selling expenses.

Collective Bargaining Agreements

Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend from 2010 to 2014. Approximately 34% of the workforce is covered by such agreements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Recently Adopted Accounting Standards

On February 24, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disclosure Requirements” (“ASU No. 2010-09”), which amends FASB ASC 855, “Subsequent Events.” According to this standard, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements on February 24, 2010.

In January 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends ASC 820. This new accounting guidance requires expanded fair value measurement disclosures in quarterly and annual financial statements. The new guidance clarifies existing disclosure requirements for the Level 2 and Level 3 fair value measurement. Additionally, the new guidance also requires details of significant transfers of assets between Level 1 and Level 2 fair value measurement categories, including the reasons for such transfers, as well as gross presentation of activity within the Level 3 fair value measurement category. ASU No. 2010-06 is effective for the Company on January 1, 2010, except for the gross presentation of Level 3 activity, which is effective January 1, 2011. Adoption of ASU No. 2010-06 did not impact the results of operations, financial position or cash flows of the Company.

Effective July 1, 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168, the historical GAAP hierarchy was eliminated and ASC became the single official source of authoritative, non-governmental GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. SFAS No. 168 became effective for financial statements issued for interim and annual periods ending after September 15, 2009. It has been codified within ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). The Company adopted ASC 105 on July 1, 2009. Since ASC 105 does not change GAAP, adoption of ASC 105 did not impact the results of operations, financial position or cash flows of the Company.

In December 2008, the FASB issued FSP SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS No. 132(R), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 was codified within ASC 715, “Compensation-Retirement Benefits.” The Company adopted the provisions of FSP SFAS 132(R)-1 effective July 1, 2009. Although the Company’s disclosures about postretirement benefit plans changed, adoption of ASC 715 did not impact the results of operations, financial position or cash flows of the Company.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 clarifies that share based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities and included in the calculation of basic EPS. The Company adopted FSP No. EITF 03-6-1 on July 1, 2009. FSP No. EITF 03-6-1 was codified within ASC 260, “Earnings Per Share.” Adoption of ASC 260 did not impact the results of operations, financial position or cash flows of the Company.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company adopted FSP No. FAS 142-3 effective July 1, 2009 on a prospective basis. FSP No. FAS 142-3 was codified within ASC 275, “Risks and Uncertainties,” and ASC 350, “Intangibles-Goodwill and Other.” Adoption of FSP No. FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2009, the FASB issued ASU No. 2009-5, which amends subtopic ASC 820-10, “Fair Value Measurements,” as it relates to the fair value measurement of liabilities. ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses the quoted market price of an identical liability or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of ASC 820, such as a present value technique. The Company adopted ASU No. 2009-5 on October 1, 2009. Adoption of ASU No. 2009-5 did not impact the results of operations, financial position or cash flows of the Company.

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

In October 2009, the multiple-element arrangements guidance codified in ASC 605-25, “Revenue Recognition–Multiple Element Arrangements,” was modified by the FASB as a result of the final consensus reached on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by ASU No. 2009-13. The guidance in ASU No. 2009-13 supersedes the existing guidance on such arrangements and is effective for the first annual reporting period after June 15, 2010 and is effective for the Company beginning on July 1, 2010. Adoption of ASU No. 2009-13 is not expected to materially affect the results of operations, financial condition or cash flows of the Company.

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

Note 2. Acquisitions

Acquisition of DSD Coffee Business

Effective as of February 28, 2009, the Company completed the acquisition from Sara Lee Corporation, a Maryland corporation (“Seller”), and Saramar, L.L.C., a Delaware limited liability company (“Saramar” and collectively with Seller, “Seller Parties”) of certain assets used in connection with Seller Parties’ direct store delivery coffee business in the United States (the “DSD Coffee Business”). The acquired business generally consists of manufacturing and selling coffee, tea and related products through a network of facilities and vehicles which was acquired to complement and expand the Company’s previously existing operations. This business also

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

includes the distribution, sale and service of brewed and liquid coffee equipment, as well as the right to distribute sauces and dressings to customers of the DSD Coffee Business. The results of operations of the DSD Coffee Business have been included in the Company’s consolidated financial statements since March 1, 2009.

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

Subject to certain post-closing adjustments relating to the amount of consumable inventory and prepaid expenses at closing, and after giving effect to certain reimbursement obligations of the parties relating to accounting costs, IT carve-out costs, and transfer taxes and fees, as well as real and personal property tax and utility prorations, the amount paid to Seller was $45.6 million, which consisted of $16.1 million of Company cash and proceeds of a bank loan of $29.5 million. The Company paid approximately $2.7 million of acquisition related expenses. At closing, the Company assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. Seller Parties retained all liabilities that were not specifically assumed by the Company. The Company re-financed and replaced certain leases relating to the DSD Coffee Business vehicles in the fourth quarter of fiscal 2009 as described in Note 15. Additionally, the Company assumed lease liabilities for sixty-four warehouse leases with lease terms that generally do not exceed three years.

In connection with the closing, Seller Parties and the Company entered into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement. One of the co-pack agreements provided that Seller would manufacture branded products for the Company for a period of three years. Under this agreement the Company had agreed to purchase certain minimum product quantities from Seller subject to certain permitted reductions. This agreement was terminated effective June 30, 2010. Under the other co-pack agreement, the Company has agreed to perform co-packing services for Seller as Seller’s agent. As a result, the Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. The transition services agreement pursuant to which the Seller agreed to provide a number of services for the Company on an interim basis, including hosting, maintaining and supporting IT infrastructure and communications, was scaled back in February 2010 to include only certain IT infrastructure support, and was terminated on August 31, 2010.

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

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The DSD Coffee Business acquisition has been accounted for as an asset purchase. The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of February 28, 2009 as determined by management based upon a third-party valuation. The purchase price allocation was finalized in the Company’s third quarter ended March 31, 2010 and the estimated initial total fair value of net assets acquired was reduced from $48.3 million to $47.8 million as summarized in the following table (dollars in thousands):

	Fair Value of Assets Acquired	Estimated Useful Life (years)
Inventory	$16,437
Prepaid expense	1,138

Current assets	17,575
Vehicles	1,027	5
Machinery	10,774	3-5
Property, plant & equipment	5,486	30
Land	1,913

Fixed assets	19,200
Trademarks	2,080	indefinite
Customer relationships	7,726	8
Distribution agreement	2,452	10
Co-pack agreement	743	6

Intangible assets	13,001

Total assets acquired	49,776
Liabilities	(2,026)

Net assets acquired	$47,750

Note 3. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2010 and 2009, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net (expense) income.

The Company adopted ASC 820, “Fair Value Measurements” (“ASC 820”) on July 1, 2008. ASC 820 defines fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Under ASC 820, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company’s investments have been grouped as follows (in thousands):

As of June 30, 2010	Total	Level 1	Level 2	Level 3
Preferred stock	$50,684	$11,946	$38,738	$—
Futures, options and other derivatives	$258	$258	$—	$—

As of June 30, 2009	Total	Level 1	Level 2	Level 3
Preferred stock	$42,466	$11,759	$30,707	$—
Futures, options and other derivatives	$460	$460	$—	$—

There were no significant transfers of securities between Level 1 and Level 2.

Investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, are held for trading purposes and are stated at fair value.

Investments are:

	June 30,
	2010	2009
	(In thousands)
Trading securities at fair value
Preferred Stock	$50,684	$42,466
Futures, options and other derivatives	258	460

	$50,942	$42,926

Gains and losses, both realized and unrealized, are included in Other, net income (expense). Net realized and unrealized gains and losses are as follows:

	June 30,
	2010	2009	2008
	(In thousands)
Investments
Unrealized gains	$9,647	$—	$—
Unrealized losses	—	(3,584)	(9,271)
Realized gains	—	238	372
Realized losses	(265)	(5,643)	(5,093)

Net realized and unrealized gains (losses)	9,382	(8,989)	(13,992)
Net gains from sales of assets	201	475	1,413
Other gains, net	586	266	236

Other, net income (expense)	$10,169	$(8,248)	$(12,343)

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred stock investments as of June 30, 2010 consisted of securities with a fair value of $36.3 million in an unrealized gain position and securities with a fair value of $14.4 million in an unrealized loss position. Preferred stock investments as of June 30, 2009 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $26.0 million in an unrealized loss position. The following tables show gross unrealized losses (although such losses have been recognized in the statements of operations) and fair value for those investments that were in an unrealized loss position as of June 30, 2010 and 2009, aggregated by the length of time those investments have been in a continuous loss position:

	June 30, 2010
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,889	$(97)	$14,358	$(6,044)

	June 30, 2009
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$3,438	$(714)	$26,009	$(11,718)

Note 4. Accounts and Notes Receivable, net

	June 30,
	2010	2009
	(In thousands)
Trade receivables	$39,600	$37,076
Other receivables	6,289	9,841
Allowance for doubtful accounts	(3,293)	(1,173)

	$42,596	$45,744

In fiscal 2010, based on a larger customer base due to recent Company acquisitions and in response to slower collection of the Company’s accounts resulting from the impact of the economic downturn on the Company’s customers, the Company increased its allowance for doubtful accounts, and recorded a $2.5 million charge to bad debt expense.

Allowance for doubtful accounts (in thousands):

Balance at June 30, 2007	$(451)
Additions	(311)
Write-offs	268

Balance at June 30, 2008	(494)
Additions	(810)
Write-offs	131

Balance at June 30, 2009	(1,173)
Additions	(3,188)
Write-offs	1,068

Balance at June 30, 2010	$(3,293)

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Inventories

June 30, 2010	Processed	Unprocessed	Total
	(In thousands)
Coffee	$22,230	$16,765	$38,995
Tea and culinary products	28,833	3,145	31,978
Coffee brewing equipment	5,849	6,890	12,739

	$56,912	$26,800	$83,712

June 30, 2009	Processed	Unprocessed	Total
	(In thousands)
Coffee	$15,612	$19,816	$35,428
Tea and culinary products	20,760	4,686	25,446
Coffee brewing equipment	4,745	3,342	8,087

	$41,117	$27,844	$68,961

Current cost of coffee, tea and culinary inventories exceeds the LIFO cost by (in thousands):

	June 30,
	2010	2009	2008
Coffee	$22,998	$22,094	$22,932
Tea and culinary products	4,816	5,064	4,239

Total	$27,814	$27,158	$27,171

The change in the Company’s green coffee, tea and culinary product inventories during fiscal 2010, 2009 and 2008 resulted in LIFO (increments) decrements which resulted in a net increase (decrease) in gross profit for those years by $(0.7) million, $(1.5) million and $(5.8) million, respectively.

In fiscal 2010, certain inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost in fiscal 2010. The effect of this liquidation was to reduce net loss for fiscal 2010 by $0.8 million.

Note 6. Property, Plant and Equipment

	June 30,
	2010	2009
	(In thousands)
Buildings and facilities	$79,312	$74,857
Machinery and equipment	109,738	93,379
Equipment under capital leases	7,192	3,239
Capitalized software costs	15,488	15,464
Office furniture and equipment	15,583	13,328

	$227,313	$200,267
Accumulated depreciation	(116,887)	(98,184)
Land	9,946	9,980

Property, plant and equipment, net	$120,372	$112,063

Capital leases consist mainly of vehicle leases at June 30, 2010 and 2009.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has capitalized coffee brewing equipment in the amounts of $14.1 million, $5.4 million and $1.2 million in fiscal years 2010, 2009 and 2008, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $6.1 million, $1.7 million and $0.1 million in fiscal years 2010, 2009 and 2008, respectively. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.

Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2010, 2009 and 2008 were $15.0 million, $15.2 million and $13.5 million, respectively.

Note 7. Goodwill and Intangible Assets

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past three fiscal years and estimated aggregate amortization expense for each of the next five fiscal years:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Customer relationships	$18,216	$(7,934)	$17,968	$(4,491)
Distribution agreement	2,452	(327)	2,493	(83)
Co-pack agreement	743	(165)	755	(41)
Other	3,430	(2,643)	2,139	(1,487)

Total amortized intangible assets	$24,841	$(11,069)	$23,355	$(6,102)

Unamortized intangible assets:
Tradenames with indefinite lives	$4,080	$—	$4,080	$—
Trademarks with indefinite lives	2,080	—	2,115	—
Goodwill	5,310	—	5,310	—

Total unamortized intangible assets	$11,470	$—	$11,505	$—

Total intangible assets	$36,311	$(11,069)	$34,860	$(6,102)

Aggregate amortization expense for the past three fiscal years:
For the year ended June 30, 2010	$4,016
For the year ended June 30, 2009	$3,263
For the year ended June 30, 2008	$1,695
Estimated amortization expense for each of the next five fiscal years:
For the year ended June 30, 2011	$3,697
For the year ended June 30, 2012	$3,306
For the year ended June 30, 2013	$2,770
For the year ended June 30, 2014	$2,056
For the year ended June 30, 2015	$1,293
The remaining weighted average amortization periods for intangible assets with finite lives are as follows:
Customer relationships	7 years
Distribution agreement	9 years
Co-pack agreement	5 years
The following is a summary of the changes in the carrying value of goodwill:
Balance at July 1, 2008	$5,310
Acquisitions during year	—

Balance at June 30, 2009	$5,310
Acquisitions during year	—

Balance at June 30, 2010	$5,310

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Employee Benefit Plans

The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical and life insurance benefits.

The Company is required to recognize the funded status of a benefit plan in its balance sheet. The Company is also required to recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. The recognition and disclosure elements are effective as of the end of fiscal years ending after December 15, 2006 and measurement elements are effective for fiscal years ending after December 15, 2008. The Company adopted these recognition provisions in fiscal 2008 and applied them to the funded status of its defined benefit and postretirement plans resulting in a decrease in stockholders’ equity of $8.8 million.

Union Pension Plans

The Company contributes to several multi-employer defined benefit pension plans for certain union employees. The contributions to these multi-employer pension plans were approximately $4.0 million, $2.8 million, and $2.5 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Company Pension Plans

The Company has a defined benefit pension plan for the majority of its employees who are not covered under a collective bargaining agreement (Farmer Bros. Plan) and two defined benefit pensions plan for certain hourly employees covered under a collective bargaining agreement (Brewmatic Plan and the Hourly Employees’ Plan). All assets and benefit obligations were determined using a measurement date of June 30.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)		(In thousands)
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$96,652	$85,681	$3,476	$3,352	$—	$—
Service cost	4,340	2,757	48	47	519	—
Interest cost	5,900	5,689	208	219	—	—
Plan participant contributions	732	492	—	—	—	—
Actuarial (gain)/loss	7,410	6,156	241	122	59	—
Benefits paid	(4,585)	(4,123)	(266)	(264)	—	—

Projected benefit obligation at the end of the year	$110,449	$96,652	$3,707	$3,476	$578	$—
Change in plan assets
Fair value of plan assets at the beginning of the year	59,266	84,219	2,395	3,541	—	—
Actual return on plan assets	8,049	(21,322)	333	(910)	—	—
Employer contributions	—	—	28	28	—	—
Plan participant contributions	732	492	—	—	—	—
Benefits paid	(4,585)	(4,123)	(266)	(264)	—	—

Fair value of plan assets at the end of the year	$63,462	$59,266	$2,490	$2,395	$—	$—
Funded status at end of year (underfunded)/overfunded	$(46,987)	$(37,386)	$(1,217)	$(1,081)	$(578)	$—
Amounts recognized in balance sheet
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	(4,970)	(4,520)	(310)	(310)	(5)	—
Noncurrent liabilities	(42,017)	(32,866)	(907)	(772)	(573)	—

Total	$(46,987)	$(37,386)	$(1,217)	$(1,082)	$(578)	$—
Amounts recognized in balance sheet
Total net (gain)/loss	$50,037	$49,325	$2,186	$2,235	$59	$—
Transition (asset)/obligation	—	—	—	—	—	—
Prior service cost/(credit)	1,577	1,724	82	102	—	—

Total accumulated OCI (not adjusted for applicable tax)	$51,614	$51,049	$2,268	$2,337	$59	$—

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.60%	6.25%	5.60%	6.25%	5.60%	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A	3.00%	N/A

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Net Periodic Benefit Cost and

Other Changes Recognized in Other Comprehensive Income (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)		(In thousands)
Components of net periodic benefit cost
Service cost	$4,340	$2,757	$48	$47	$519	$—
Interest cost	5,899	5,689	208	219	—	—
Expected return on plan assets	(4,642)	(6,793)	(175)	(282)	—	—
Amortization of net (gain)/loss	3,291	535	131	45	—	—
Amortization of prior service cost/(credit)	146	146	19	55	—	—

Net periodic benefit cost	$9,034	$2,334	$231	$84	$519	$—
Other changes recognized in OCI
Net (gain)/loss	$4,003	$34,271	$82	$1,314	$59	$—
Prior service cost/(credit)	—	—	—	—	—	—
Amortization of net gain/(loss)	(3,291)	(535)	(131)	(45)	—	—
Amortization of transition asset/(obligation)	—	—	—	—	—	—
Amortization of prior service (cost)/credit	(146)	(146)	(19)	(55)	—	—

Total recognized in other comprehensive income	$566	$33,590	$(68)	$1,214	$59	$—
Total recognized in net periodic benefit cost and OCI	$9,600	$35,924	$163	$1,298	$578	$—
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.25%	6.80%	6.25%	6.80%	6.25%	N/A
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	N/A
Rate of compensation increase	3.00%	3.00%	N/A	N/A	3.00%	N/A

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

Description of Investment Policy

The Company’s investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment markets outlook utilizes both the historical-based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of each plan. The core asset allocation utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2010	2009	2010	2009	2010	2009
	($ In thousands)		($ In thousands)		($ In thousands)
Comparison of obligations to plan assets
Projected benefit obligation	$110,449	$96,652	$3,707	$3,476	$578	$—
Accumulated benefit obligation	$101,280	$88,269	$3,707	$3,476	$574	$—
Fair value of plan assets at measurement date	$63,462	$59,266	$2,490	$2,395	$—	$—
Plan assets by category
Equity securities	$44,398	$41,904	$1,675	$1,731	N/A	N/A
Debt securities	13,995	12,464	616	459	N/A	N/A
Real estate	5,069	4,898	199	205	N/A	N/A

Total	$63,462	$59,266	$2,490	$2,395	N/A	N/A

Plan assets by category
Equity securities	70%	71%	70%	72%	N/A	N/A
Debt securities	22%	21%	22%	19%	N/A	N/A
Real estate	8%	8%	8%	9%	N/A	N/A

Total	100%	100%	100%	100%	N/A	N/A

As of June 30, 2010, fair values of plan assets are as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$63,462	$—	$60,315	$3,147
Brewmatic Plan	$2,490	$—	$2,358	$132
Hourly Employees’ Plan	$—	$—	$—	$—

Approximately 95% of the assets in each of the Farmer Bros. Plan and the Brewmatic Plan are invested in pooled separate accounts which do not have publicly quoted prices. The pooled separate accounts invest in publicly traded mutual funds. The fair values of the mutual funds are publicly quoted pricing input (Level 1) and are used to determine the net asset value of the pooled separate accounts. Therefore, these assets have Level 2 pricing inputs.

Approximately 5% of the assets in each of the Farmer Bros. Plan and the Brewmatic Plan are invested in commercial real estate and include mortgage loans which are backed by the associated properties. These underlying real estate investments have unobservable Level 3 pricing inputs. The fair value of the underlying real estate is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market capitalization rates and discount rates. In addition, each property is appraised annually by an independent appraiser. The amounts and types of investments within plan assets did not change significantly from June 30, 2009.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of asset balances with Level 3 input pricing:

Plan	Beginning Balance	Total Gains or Losses	Ending Balance	Unrealized Gains or Losses
Farmer Bros. Plan	$3,458	$(311)	$3,147	$(311)
Brewmatic Plan	$145	$(13)	$132	$(13)
Hourly Employees’ Plan	N/A	N/A	N/A	N/A

Target Plan Asset Allocation for Farmer Bros. Plan and Brewmatic Plan

Fiscal 2011
U.S. large cap equity securities	42.7%
U.S. small cap equity securities	8.0%
International equity securities	16.8%
Debt securities	24.0%
Real estate	8.5%

Total	100.0%

Estimated Amounts in Other Comprehensive Income Expected To Be Recognized

In fiscal 2011, the Company expects to recognize $3.4 million as a component of net periodic benefit cost for the Farmer Bros. Plan, $0.1 million for the Brewmatic Plan, and $0 for the Hourly Employees’ Plan.

Estimated Future Contributions and Refunds

In fiscal 2011, the Company expects to contribute $4.5 million to the Farmer Bros. Plan, $28,000 to the Brewmatic Plan, and $0.4 million to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from postretirement plans.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next 10 fiscal years:

Estimated future benefit payments

Year ending	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
	(In thousands)
June 30, 2011	$4,970	$310	$5
June 30, 2012	$5,140	$300	$9
June 30, 2013	$5,440	$300	$19
June 30, 2014	$5,660	$290	$37
June 30, 2015	$6,080	$280	$50
June 30, 2016 – June 30, 2020	$37,900	$1,430	$570

These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plans

The Company also has defined contribution plans for all its eligible employees. No Company contributions have been made nor were any required to be made to these defined contribution plans during the years ended June 30, 2010, 2009 or 2008. CBI’s defined contribution plan was merged with the Farmer Bros. defined contribution plan during fiscal 2008.

Postretirement Benefits

The Company sponsors defined benefit postretirement medical and dental plans that cover non-union employees and retirees, and certain union locals. The plan is contributory and retiree contributions are fixed at a current level. The plan is not funded. Effective January 1, 2008, the Company adopted a new plan for retiree medical benefits. The new plan is a cost sharing approach between the Company and covered employees and dependents in which the Company subsidizes a larger proportion of covered expenses for retirees who were long-term employees, and provides less coverage for retirees who were short-term employees. Additionally, the plan establishes a maximum Company contribution.

The following table shows the components of net periodic postretirement benefit cost for the fiscal years ended June 30, 2010 and 2009. Fiscal 2010 postretirement cost/(income) was based on employee census information as of July 1, 2009 and asset information as of June 30, 2009.

Components of Net Periodic Postretirement Benefit Cost	June 30,
	2010	2009
	(In thousands)
Service cost	$1,490	$788
Interest cost	1,239	1,278
Expected return on plan assets	—	—
Amortization of unrecognized net gain	(1,032)	(1,082)
Amortization of unrecognized transition (asset)/obligation	—	—
Amortization of unrecognized prior service cost/(credit)	(230)	(230)

Net periodic benefit cost	$1,467	$754

The difference between the assets and the Accumulated Postretirement Benefit Obligation (APBO) at the adoption of ASC 715-60 was established as a transition (asset)/obligation and is amortized over the average expected future service for active employees as measured at the date of adoption. Any plan amendments that retroactively increase benefits create prior service cost. The increase in the APBO due to any plan amendment is established as a base and amortized over the average remaining years of service to the full eligibility date of active participants who are not yet fully eligible for benefits at the plan amendment date. Gains and losses due to experience different than that assumed or from changes in actuarial assumptions are not immediately recognized. The tables below show the remaining bases for the transition (asset)/obligation, prior service cost/(credit), and the calculation of the amortizable gain or loss.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization Schedule
Transition (Asset)/Obligation

The transition (asset)/obligations have been fully amortized.

Prior Service Cost/(Credit) (dollars in thousands):

Date Established	Balance at July 1, 2009	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2010
January 1, 2008	$(2,344)	$(230)	10.18	0	$(2,114)

Amortization of Net (Gain)/Loss (dollars in thousands)
Net (gain)/loss as of July 1, 2009	$(16,510)
Asset (gains)/losses not yet recognized in market related value of assets	—

Net (gain)/loss subject to amortization	$(16,510)
Corridor (10% of greater of APBO or assets)	1,922

Net (gain)/loss in excess of corridor	$(14,588)

Amortization years	14.14
Amortization of net (gain)/loss for the year	$(1,032)

The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
Change in Benefit Obligation	2010	2009
	(In thousands)
Projected benefit obligation at beginning of year	$19,222	$18,631
Service cost	1,490	788
Interest cost	1,239	1,278
Losses (gains)	2,969	(601)
Benefits paid	(1,659)	(874)

Projected benefit obligation at end of year	$23,261	$19,222

	Year Ended June 30,
Change in Plan Assets	2010	2009
	(In thousands)
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contributions	1,659	874
Benefits paid	(1,659)	(874)

Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(23,261)	$(19,222)

	As of June 30,
Amounts Recognized in the Balance Sheet Consist of:	2010	2009
	(In thousands)
Noncurrent assets	$—	$—
Current liabilities	1,076	963
Noncurrent liabilities	22,185	18,259

Total	$23,261	$19,222

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 30,
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:	2010	2009
	(In thousands)
Net gain	$(12,509)	$(16,510)
Transition obligation	—	—
Prior service credit	(2,114)	(2,344)

Total accumulated other comprehensive income	$(14,623)	$(18,854)

	Year Ended June 30,
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	2010	2009
	(In thousands)
Unrecognized actuarial loss/(gain)	$2,969	$(601)
Unrecognized transition (asset)/obligation	—	—
Unrecognized prior service cost	—	—
Amortization of net loss	1,032	1,082
Amortization of prior service cost	230	230

Total recognized in other comprehensive income	4,231	711
Net periodic benefit cost	1,467	754

Total recognized in other comprehensive income and net periodic benefit cost	$5,698	$1,465

The estimated net gain and prior service cost credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2011 are $0.7 million and $0.2 million, respectively.

Estimated Future Benefit Payments (in thousands)
Fiscal 2011	$1,076
Fiscal 2012	$1,146
Fiscal 2013	$1,227
Fiscal 2014	$1,330
Fiscal 2015	$1,523
Fiscal 2016-2020	$9,903

Expected Contributions for the Year ending June 30, 2011 (in thousands)
Fiscal 2011	$1,076

Sensitivity in Fiscal 2010 Results

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2011 (in thousands):

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$466	$(373)
Effect on accumulated postretirement benefit obligation	$3,320	$(2,722)

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Bank Loan

On March 2, 2009, the Company and its wholly owned subsidiary, CBI, as Borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”), with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo”), as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes.

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Borrowers, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate was 3.75% at June 30, 2010. As of June 30, 2010, the Company had borrowed $37.2 million, utilized $3.1 million of the letters of credit sub-limit, and had excess availability under the credit facility of $9.7 million.

On August 31, 2010, the Company and its wholly owned subsidiaries entered into Amendment No. 4 to Loan and Security Agreement (the “Amendment”) with Wells Fargo pursuant to which effective March 31, 2010, certain collateral reporting, dividend payment, and financial covenants were modified. Effective September 1, 2010, the Amendment also amended the range of interest rates on the line usage based on modified Monthly Average Excess Availability levels. The range is PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0% (also see Note 17 “Subsequent Event”). As of June 30, 2010, the Company was in compliance with all restrictive covenants. There can be no assurance that the Company’s lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.

Note 10. Employee Stock Ownership Plan

The Company’s ESOP was established in 2000 to provide benefits to all employees. The plan is a leveraged ESOP in which the Company is the lender. The loans will be repaid from the Company’s discretionary plan contributions over the original fifteen year terms with a variable rate of interest. The annual interest rate was 1.83% at June 30, 2010, which is updated on a quarterly basis.

	As of and for the years ended June 30,
	2010	2009	2008
Loan amount (in thousands)	$35,238	$40,039	$44,840
Shares purchased	—	—	—

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

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fiscal years ended June 30, 2010, 2009 and 2008, the Company charged $3.7 million, $4.8 million and $5.7 million to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was $(0.2) million, $(0.2) million and $(0.4) million for the years ended June 30, 2010, 2009 and 2008, respectively, is recorded as additional paid-in capital.

	June 30,
	2010	2009
Allocated shares	1,680,793	1,497,454
Committed to be released shares	192,069	202,897
Unallocated shares	1,283,719	1,475,787

Total ESOP shares	3,156,581	3,176,138

	(In thousands)
Fair value of ESOP shares	$47,633	$72,670

Note 11. Share-based Compensation

On August 23, 2007, the Company’s Board of Directors approved the Omnibus Plan, which was approved by stockholders on December 6, 2007. Prior to adoption of the Omnibus Plan the Company had no share-based compensation plan. Awards issued under the Omnibus Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, cash-based awards or other incentives payable in cash or shares of stock, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The maximum number of shares of common stock as to which awards may be granted under the Plan is 1,000,000, subject to adjustment as provided in the Omnibus Plan.

The Company measures and recognizes compensation expense for all share-based payment awards made under the Omnibus Plan based on estimated fair values.

Stock Options

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations. Prior to fiscal 2008, the Company did not have share-based compensation.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all stock option awards granted is recognized using the straight-line method over the vesting period of three years. The share-based compensation expense recognized in the Company’s consolidated statement of operations for the fiscal years ended June 30, 2010, 2009 and 2008 is based on awards ultimately expected to vest. Currently, management estimates a forfeiture rate of 6.5% based on the Company’s historical turnover. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of the grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following are the weighted average assumptions used in the Black-Scholes valuation model:

	Year Ended June 30,
	2010	2009	2008
Average fair value of options	$6.09	$6.68	$6.12
Forfeiture rate	6.50%	—	—
Risk-free interest rate	2.59%	5.45%	2.95%
Dividend yield	2.50%	2.20%	2.03%
Average expected life	6 years	5 years	5 years
Expected stock price volatility	41.20%	32.38%	32.38%

The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options.

The following tables summarize stock option activity from adoption of the Omnibus Plan through June 30, 2010:

Outstanding Stock Options

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2008	0
Granted	117,500	$22.62	$6.16	6.6	$—

Outstanding at June 30, 2008	117,500	$22.62	$6.16	6.6	$—
Granted	121,500	$21.76	$6.68	—	$2

Outstanding at June 30, 2009	239,000	$22.22	$6.41	6.1	$60
Granted	220,789	$18.25	$6.09	—	$—
Cancelled/Forfeited	(54,846)	$21.65	$6.87	—	$—

Outstanding at June 30, 2010	404,943	$20.17	$6.25	5.8	$—

Vested and exercisable, June 30, 2010	104,149	$22.35	$6.34	4.9	$—
Vested and expected to vest, June 30, 2010	384,112	$20.28	$6.26	5.8	$—

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Stock Options

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Outstanding at January 1, 2008	—
Granted	117,500	$22.62	$6.16	—
Vested	—	—	—	—

Outstanding at June 30, 2008	117,500	$22.62	$6.16	—
Granted	121,500	$21.76	$6.68	—
Vested	(40,490)	$22.66	$6.16	—

Outstanding at June 30, 2009	198,510	$22.13	$6.46	2.1
Granted	220,789	$18.25	$6.09	—
Vested	(68,990)	$22.20	$6.43	—
Cancelled/Forfeited	(49,515)	$21.21	$6.35	—

Outstanding at June 30, 2010	300,794	$19.42	$6.22	2.1

The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $15.09 at June 30, 2010, $22.88 at June 30, 2009 and $21.15 at June 30, 2008, representing the last trading day of the respective years, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of those dates. As of June 30, 2010, June 30, 2009 and 2008, respectively, there was approximately $1.4 million, $1.0 million and $0.5 million of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expense was $0.6 million, $0.4 million and $0.1 million for fiscal 2010, 2009 and 2008, respectively.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

During each of fiscal 2010, 2009, and 2008 the Company granted a total of 48,722 shares, 26,100 shares and 25,600 shares of restricted stock, respectively, with a weighted average grant date fair value of $18.31, $21.76 and $22.67 per share, respectively, to eligible employees, officers and directors under the Omnibus Plan. Shares of restricted stock vest at the end of three years for eligible employees and officers who are employees. Shares of restricted stock vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense was $0.4 million, $0.3 million and $0.1 million, respectively, for the fiscal years ended June 30, 2010, 2009 and 2008. As of June 30, 2010, 2009 and 2008, there was approximately $0.9 million, $0.8 million and $0.5 million, respectively, of unrecognized compensation cost related to restricted stock. The following tables summarize restricted stock activity from adoption of the Omnibus Plan through June 30, 2010:

Outstanding Restricted Stock Awards

	Shares Awarded	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2008	—
Granted	25,600	$22.67		$545.3
Exercised/Released	—
Cancelled/Forfeited	—

Outstanding June 30, 2008	25,600	$22.67		$545.3
Granted	26,100	$21.76		$568.2
Exercised/Released	(3,031)	$22.70		$57.5
Cancelled/Forfeited	(500)	$21.76		$11.4

Outstanding at June 30, 2009	48,169	$22.19	2.1	$1072.2
Granted	48,722	$18.31		$892.0
Exercised/Released	(5,860)	$22.18		$105.0
Cancelled/Forfeited	(10,823)	$21.79		$235.0

Outstanding at June 30, 2010	80,208	$19.91	2.0	$1,210.0

Vested and exercisable, June 30, 2010	—
Vested and expected to vest, June 30, 2010	73,971	$20.05	2.0	$1,116.0

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Restricted Stock Awards

	Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	—
Granted	25,600	$22.67
Vested	—
Cancelled/Forfeited	—

Outstanding at June 30, 2008	25,600	$22.67
Granted	26,100	$21.76
Vested	(3,031)	$22.70
Cancelled/Forfeited	(500)	$21.76

Outstanding at June 30, 2009	48,169	$22.19
Granted	48,722	$18.31
Vested	(5,860)	$22.18
Cancelled/Forfeited	(10,823)	$21.49

Outstanding at June 30, 2010	80,208	$19.91

Note 12. Other Current Liabilities

Other current liabilities consist of the following:

	June 30,
	2010	2009
	(In thousands)
Accrued workers’ compensation liabilities	$1,293	$1,657
Dividends payable	1,849	1,849
Postretirement medical liability	1,076	963
Accrued pension liabilities	5,285	4,830
Other (including net taxes payable)	2,178	928

	$11,681	$10,227

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	June 30,
	2010	2009	2008
	(In thousands)
Current:
Federal	$(3,514)	$(1,433)	$(1,431)
State	227	(5)	(596)

Total current income tax benefit	(3,287)	(1,439)	(2,027)
Deferred:
Federal	629	11,916	(3,924)
State	129	3,805	(1,449)

Total deferred expense (benefit)	758	15,721	(5,373)

Income tax (benefit) expense	$(2,529)	$14,283	$(7,399)

A reconciliation of income tax expense (benefit) to the federal statutory tax rate is as follows:

	June 30, 2010	June 30, 2009	June 30, 2008
Statutory tax rate	34%	34%	34%

	(In thousands)
Income tax expense at statutory rate	$(9,004)	$(6,456)	$(5,210)
State income tax (net of federal tax benefit)	(1,238)	(985)	(779)
Dividend income exclusion	(765)	(840)	(974)
Valuation allowance	8,752	19,663	—
Change in contingency reserve (net)	7	3,578	(427)
Research tax credit (net)	(66)	(97)	(91)
Other (net)	(215)	(580)	81

Income tax (benefit) expense	$(2,529)	$14,283	$(7,399)

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax assets are as follows:

	June 30,
	2010	2009	2008
	(In thousands)
Deferred tax assets:
Postretirement benefits	$27,589	$22,110	$7,701
Accrued liabilities	4,376	4,594	3,947
Capital loss carryforward	1,971	2,757	4,668
Net operating loss carryforward	17,261	5,564	0
Other	2,464	6,362	5,240

Total deferred tax assets	53,661	41,387	21,556
Deferred tax liabilities:
Fixed assets	(5,551)	(5,056)	—
Intangible assets	(4,498)	(2,725)	—
Other	(726)	(545)	(6,217)

Total deferred tax liabilities	(10,775)	(8,326)	(6,217)
Valuation allowance	(43,860)	(33,278)	—

Net deferred tax (liability) asset	$(974)	$(217)	$15,339

The Company has approximately $44.3 million and $50.7 million of federal and state net operating loss carryforwards that will begin to expire in the year ended June 30, 2025 and June 30, 2020, respectively. The Company also has approximately $5.1 million and $8.1 million of federal and state capital loss carryforwards, respectively, that may only be used to offset capital gains that begin expiring in June 30, 2013.

At June 30, 2010, the Company had total deferred tax assets of $53.7 million and a net deferred tax asset before valuation allowance of $42.9 million. The Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making such assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections.

After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company’s deferred tax assets as of June 30, 2010. Accordingly, a valuation allowance of $43.9 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $10.6 million, $33.3 million and $0 in fiscal years ended June 30, 2010, 2009 and 2008, respectively.

The “Worker, Homeownership, and Business Assistance Act of 2009,” which was signed into law on November 6, 2009, extended the carryback period for certain net operating losses from two years to five years. As a result of the extended carryback period, the Company recorded a tax benefit in the current year of $3.5 million.

The Company recorded a cumulative change of $0.1 million as a decrease to retained earnings and an increase to long term liabilities for uncertain tax positions and related interest and penalties on July 1, 2007.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits is as follows (in thousands):

	Year Ended June 30,
	2010	2009	2008
Unrecognized tax benefits at beginning of year	$4,382	$807	$1,455
Increases in tax positions for prior years	—	4,005	158
Increases in tax positions for current year	836	—	31
Settlements	—	(430)	(836)
Lapse in statute of limitations	—	—	—

Unrecognized tax benefits at end of year	$5,218	$4,382	$807

At June 30, 2010 and 2009, the Company has approximately $5.0 million and $4.1 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to the valuation allowance.

The Internal Revenue Service and the State of California are currently conducting a examinations of the Company’s open tax years. The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next twelve months upon the conclusion of these examinations. However, it is premature to assess the range or the nature of the reasonably possible changes to the Company’s unrecognized tax benefits.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2003.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2010 and 2009, the Company recorded $36,000 and $25,000, respectively, in accrued interest and penalties associated with uncertain tax positions. Additionally, the Company recorded income/(expense) of $10,000, ($38,000) and ($52,000) related to interest and penalties on uncertain tax positions in the years ended June 30, 2010, 2009 and 2008, respectively.

Note 14. Earnings (Loss) Per Share

(In thousands, except share and per share amounts)	Year ended June 30,
	2010	2009	2008
Net loss attributable to common stockholders-basic	$(23,847)	$(33,160)	$(7,924)
Net loss attributable to unvested restricted stockholders	(106)	(110)	—

Total net loss	$(23,953)	$(33,270)	$(7,924)

(In thousands, except share and per share amounts)	Year ended June 30,
	2010	2009	2008
Weighted average shares outstanding-basic	14,866,306	14,508,320	14,284,324
Effect of dilutive securities:
Shares issuable under stock options	—	—	—

Weighted average shares outstanding-diluted	14,866,306	14,508,320	14,284,324

Basic and diluted net loss per common share	$(1.61)	$(2.29)	$(0.55)

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Commitments and Contingencies

With the acquisition of the DSD Coffee Business, the Company assumed some of the operating lease obligations associated with the acquired vehicles. The Company also refinanced some of the existing leases and entered into new capital leases for certain vehicles. The terms of the capital leases vary from 13 months to 26 months with varying expiration dates through 2011. The Company is obligated under operating leases for branch warehouses. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years that expires in 2018 and has a 10 year renewal option, and operating leases for computer hardware with terms that do not exceed four years. Rent expense for the fiscal years ended June 30, 2010, 2009 and 2008 was $6.6 million, $3.2 million and $1.5 million, respectively.

Contractual obligations for future fiscal years are as follows (in thousands):

	Contractual Obligations
Year Ended June 30,	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations
2011	$1,006	$4,725	$5,285
2012	833	3,909	5,449
2013	794	2,966	5,759
2014	794	2,585	5,987
2015	794	1,898	6,410
Thereafter	560	1,236	39,900

		$17,319	$68,790

Total minimum lease payments	$4,781
Less: imputed interest (6.74% to 13.16%)	(920)

Present value of future minimum lease payments	$3,861
Less: current portion	724

Long-term capital lease obligation	$3,137

The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Quarterly Financial Data (Unaudited)

	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(In thousands, except share data)
Net sales	$112,127	$120,225	$111,002	$106,964
Gross profit	$54,304	$51,092	$49,261	$42,907
Income (loss) from operations	$2,595	$(5,102)	$(9,288)	$(27,397)
Net income (loss)	$2,199	$1,417	$(6,575)	$(20,994)
Net income (loss) per common share	$0.15	$0.10	$(0.44)	$(1.40)

	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(In thousands, except share data)
Net sales	$66,524	$76,530	$85,604	$113,066
Gross profit	$30,951	$37,318	$42,658	$49,289
(Loss) income from operations	$(4,255)	$213	$(1,606)	$(9,555)
Net loss	$(6,085)	$(106)	$(1,437)	$(25,642)
Net loss per common share	$(0.42)	$(0.01)	$(0.10)	$(1.76)

During the fourth quarter and for the year ended June 30, 2010, the Company identified two errors in its consolidated financial statements. The first error was an understatement of coffee brewing equipment parts inventory and an overstatement of cost of sales by $1.8 million, of which $1.5 million related to fiscal year 2009 and $0.3 million related to the first three quarters of fiscal 2010. The error resulted from the Company charging the cost of coffee brewing equipment at one recently acquired location to cost of sales upon receipt rather than accounting for parts on hand as inventory. The second error was an understatement of accrued liabilities and operating expense by $1.8 million, of which $0.5 million related to fiscal year 2009 and $1.3 million related to the first three quarters of fiscal 2010. This error resulted from a misapplication of a system configuration at a recently acquired location. In accordance with relevant guidance, management evaluated the materiality of these errors from a qualitative and quantitative perspective both individually and in the aggregate. Based on such evaluation, the Company concluded that correcting the cumulative errors would be immaterial to the expected full year results for fiscal 2010 and correcting the error would not have had a material impact to any of the individual prior period financial statements or affect the trend of financial results. Accordingly, the Company recorded an adjustment during the fourth quarter of fiscal 2010 to increase total inventory and reduce cost of sales by $1.8 million and to increase accrued liabilities and operating expense by $1.8 million.

Note 17. Subsequent Event

On August 31, 2010, the Company entered into Amendment No. 4 to Loan and Security Agreement with Wells Fargo.
See Note 9.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of June 30, 2010, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2010.

Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2010, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended March 31, 2009, the Company entered into a transition services agreement with Sara Lee to host, maintain and support the IT infrastructure of the DSD Coffee Business for up to eighteen months. This agreement was scaled back in February 2010 to include only IT infrastructure support and terminated on August 31, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Farmer Bros. Co. and Subsidiaries

We have audited Farmer Bros. Co. and Subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Farmer Bros. Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Farmer Bros. Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 of Farmer Bros. Co. and Subsidiaries and our report dated September 13, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

September 13, 2010

Item 9A(T). Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2010.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2010, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant’s Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2010.

Item 11.	Executive Compensation

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2010.

Equity Compensation Plan Information

Information about our equity compensation plans at June 30, 2010 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by stockholders(a)	404,943	$20.17	505,958
Equity compensation plans not approved by stockholders	—	—	—
Total	404,943	$20.17	505,958

(a)	Includes the Omnibus Plan.
(b)	Shares available for future issuance under the Omnibus Plan may be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, or other incentives payable in shares of stock, or any combination thereof.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2010.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be subsequently incorporated herein by reference to our Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2010.

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

FARMER BROS. CO.

By:	/s/ ROGER M. LAVERTY III
Roger M. Laverty III President and Chief Executive Officer (principal executive officer) Date: September 13, 2010

By:	/s/ JEFFREY A. WAHBA
Jeffrey A. Wahba Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: September 13, 2010

By:	/s/ HORTENSIA GÓMEZ
Hortensia Gómez Vice President and Controller (controller) Date: September 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROGER M. LAVERTY III Roger M. Laverty III	President, Chief Executive Officer and Director	September 13, 2010

/s/ GUENTER W. BERGER Guenter W. Berger	Chairman of the Board and Director	September 13, 2010

/s/ MARTIN A. LYNCH Martin A. Lynch	Director	September 13, 2010

/s/ THOMAS A. MALOOF Thomas A. Maloof	Director	September 13, 2010

/s/ JAMES J. MCGARRY James J. McGarry	Director	September 13, 2010

/s/ JOHN H. MERRELL John H. Merrell	Director	September 13, 2010

Jeanne Farmer Grossman	Director

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3	Second Amendment to Asset Purchase Agreement, dated December 17, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.6	Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.7	Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).

10.8	Amendment No. 3 to Loan and Security Agreement, dated November 20, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 9, 2010 and incorporated herein by reference).

10.9	Amendment No. 4 to Loan and Security Agreement and Consent, dated August 31, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed herewith).

10.10	Letter Agreement regarding Waiver of Event of Default dated May 7, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

10.11	Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.12	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.13	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.14	ESOP Loan Agreement No. 2, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.15	Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.16	Good Faith Amendment to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) for the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.17	Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.18	Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.19	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.20	Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.21	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.22	Amendment No. 2 to Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.23	Employment Agreement, dated as of March 14, 2009, by and between Farmer Bros. Co. and Heidi L. Modaro (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.24	Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.25	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.26	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.27	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *

10.28	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.29	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.30	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.31	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.32	Form of Fiscal 2008 Award Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2008 and incorporated herein by reference).*

10.33	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).*

10.34	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with updated schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).*

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith).

23.1	Consent of Independent Registered Accounting Firm (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Properties List (filed herewith).

*	Management contract or compensatory plan or arrangement.