Form 10-K/A
period 2010-06-30
FARMER BROTHERS CO
filed 2010-09-14
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the original Annual Report on Form 10-K for the year ended June 30, 2010 of Farmer Bros. Co. (the “Company”) that was filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2010 (the “Original Form 10-K”). This Amendment is being filed for the purpose of correcting certain typographical errors.

1.	In “Management’s Discussion and Analysis of Results of Operations and Financial Condition” on page 25 of the Original Form 10-K under the heading “Total other income (expense),” the offsetting change in interest expense was reported to be $1.5 million; however the correct amount is $0.7 million.

2.	The Company’s “Consolidated Statements of Operations” on page 31 of the Original Form 10-K contained a typographical error relating to the amount shown for “Loss from operations” for the year ended June 30, 2010. The amount shown in the Original Form 10-K was $(39,692,000). The correct amount is $(39,192,000). This typographical error did not affect any of the other amounts reported in the Company’s consolidated financial statements.

3.	In the Company’s Consolidated Financial Statements, Note 12 – Other Current Liabilities on page 60 of the Original Form 10-K, the amounts shown for the year ended June 30, 2009 for “Accrued workers’ compensation liabilities” and the total of all other current liabilities were $1,657,000 and $10,227,000, respectively. The correct amounts are $1,348,000 and $9,918,000, respectively.

4.	In the Company’s Consolidated Financial Statements, Note 16 – Quarterly Financial Data (Unaudited) on page 65 of the Original Form 10-K, the amounts shown for “Income (loss) from operations” for the fiscal quarters ended September 30, 2009 and June 30, 2010 were $2,595,000 and $(27,397,000), respectively. The correct amounts are $(2,499,000) and $(22,303,000), respectively.

Additionally, pursuant to the rules of the SEC, Part IV of the Original Form 10-K has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer. As required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other amendments have been made to the Original Form 10-K. All other Items of the Original Form 10-K are unaffected by this Amendment but have been included in this Amendment solely to provide investors with one complete amended filing. This Amendment does not reflect events occurring after September 13, 2010 or modify or update the disclosure contained in the Original Form 10-K in any way other than as required to reflect the revisions discussed above.

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

Total other income (expense)

Total other income in fiscal 2010 was $12.7 million compared to total other expense of $(3.8) million in fiscal 2009. This was primarily due to improved results from our preferred stock portfolio which recorded net realized and unrealized gains in fiscal 2010 compared to net realized and unrealized losses in fiscal 2009, partially offset by $0.7 million in higher interest expense related to borrowings under our revolving credit line.

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

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Years ended June 30,
	2010	2009	2008
Net sales	$450,318	$341,724	$266,485
Cost of goods sold	252,754	181,508	147,073

Gross profit	197,564	160,216	119,412

Selling expenses	187,685	138,876	98,918
General and administrative expenses	49,071	36,543	31,138

Operating expenses	236,756	175,419	130,056

Loss from operations	(39,192)	(15,203)	(10,644)

Other income (expense):
Dividend income	3,224	3,563	4,056
Interest income	303	1,236	3,608
Interest expense	(986)	(335)	—
Other, net income (expense)	10,169	(8,248)	(12,343)

Total other income (expense)	12,710	(3,784)	(4,679)

Loss before taxes	(26,482)	(18,987)	(15,323)
Income tax (benefit) expense	(2,529)	14,283	(7,399)

Net loss	$(23,953)	$(33,270)	$(7,924)

Basic and diluted net loss per common share	$(1.61)	$(2.29)	$(0.55)

Weighted average common shares outstanding-basic and diluted	14,866,306	14,508,320	14,284,324
Cash dividends declared per common share	$0.46	$0.46	$0.46

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

Outstanding Restricted Stock Awards

	Shares Awarded	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2008	—
Granted	25,600	$22.67		$545.3
Exercised/Released	—
Cancelled/Forfeited	—

Outstanding June 30, 2008	25,600	$22.67		$545.3
Granted	26,100	$21.76		$568.2
Exercised/Released	(3,031)	$22.70		$57.5
Cancelled/Forfeited	(500)	$21.76		$11.4

Outstanding at June 30, 2009	48,169	$22.19	2.1	$1072.2
Granted	48,722	$18.31		$892.0
Exercised/Released	(5,860)	$22.18		$105.0
Cancelled/Forfeited	(10,823)	$21.79		$235.0

Outstanding at June 30, 2010	80,208	$19.91	2.0	$1,210.0

Vested and exercisable, June 30, 2010	—
Vested and expected to vest, June 30, 2010	73,971	$20.05	2.0	$1,116.0

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Restricted Stock Awards

	Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2008	—
Granted	25,600	$22.67
Vested	—
Cancelled/Forfeited	—

Outstanding at June 30, 2008	25,600	$22.67
Granted	26,100	$21.76
Vested	(3,031)	$22.70
Cancelled/Forfeited	(500)	$21.76

Outstanding at June 30, 2009	48,169	$22.19
Granted	48,722	$18.31
Vested	(5,860)	$22.18
Cancelled/Forfeited	(10,823)	$21.49

Outstanding at June 30, 2010	80,208	$19.91

Note 12. Other Current Liabilities

Other current liabilities consist of the following:

	June 30,
	2010	2009
	(In thousands)
Accrued workers’ compensation liabilities	$1,293	$1,348
Dividends payable	1,849	1,849
Postretirement medical liability	1,076	963
Accrued pension liabilities	5,285	4,830
Other (including net taxes payable)	2,178	928

	$11,681	$9,918

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

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Quarterly Financial Data (Unaudited)

	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(In thousands, except share data)
Net sales	$112,127	$120,225	$111,002	$106,964
Gross profit	$54,304	$51,092	$49,261	$42,907
Income (loss) from operations	$(2,499)	$(5,102)	$(9,288)	$(22,303)
Net income (loss)	$2,199	$1,417	$(6,575)	$(20,994)
Net income (loss) per common share	$0.15	$0.10	$(0.44)	$(1.40)

	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
	(In thousands, except share data)
Net sales	$66,524	$76,530	$85,604	$113,066
Gross profit	$30,951	$37,318	$42,658	$49,289
(Loss) income from operations	$(4,255)	$213	$(1,606)	$(9,555)
Net loss	$(6,085)	$(106)	$(1,437)	$(25,642)
Net loss per common share	$(0.42)	$(0.01)	$(0.10)	$(1.76)

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
Roger M. Laverty III President and Chief Executive Officer (principal executive officer) Date: September 14, 2010

By:	/s/ JEFFREY A. WAHBA
Jeffrey A. Wahba Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: September 14, 2010

By:	/s/ HORTENSIA GÓMEZ
Hortensia Gómez Vice President and Controller (controller) Date: September 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROGER M. LAVERTY III Roger M. Laverty III	President, Chief Executive Officer and Director	September 14, 2010

/s/ GUENTER W. BERGER Guenter W. Berger	Chairman of the Board and Director	September 14, 2010

/s/ MARTIN A. LYNCH Martin A. Lynch	Director	September 14, 2010

/s/ THOMAS A. MALOOF Thomas A. Maloof	Director	September 14, 2010

/s/ JAMES J. MCGARRY James J. McGarry	Director	September 14, 2010

/s/ JOHN H. MERRELL John H. Merrell	Director	September 14, 2010

/s/ JEANNE FARMER GROSSMAN Jeanne Farmer Grossman	Director	September 14, 2010

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3	Second Amendment to Asset Purchase Agreement, dated December 17, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.6	Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.7	Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).

10.8	Amendment No. 3 to Loan and Security Agreement, dated November 20, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 9, 2010 and incorporated herein by reference).

10.9	Amendment No. 4 to Loan and Security Agreement and Consent, dated August 31, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed herewith).

10.10	Letter Agreement regarding Waiver of Event of Default dated May 7, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

10.11	Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.12	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.13	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.14	ESOP Loan Agreement No. 2, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.15	Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.16	Good Faith Amendment to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) for the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.17	Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.18	Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.19	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.20	Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.21	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.22	Amendment No. 2 to Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.23	Employment Agreement, dated as of March 14, 2009, by and between Farmer Bros. Co. and Heidi L. Modaro (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.24	Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.25	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.26	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.27	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference) *

10.28	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.29	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.30	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.31	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.32	Form of Fiscal 2008 Award Letter under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2008 and incorporated herein by reference).*

10.33	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).*

10.34	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with updated schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).*

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith).

23.1	Consent of Independent Registered Accounting Firm (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Properties List (filed herewith).

*	Management contract or compensatory plan or arrangement.