Form 10-Q
period 2010-09-30
FARMER BROTHERS CO
filed 2010-11-09
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

On November 4, 2010, the registrant had 16,156,861 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,999	$4,149
Short-term investments	44,059	50,942
Accounts and notes receivable, net	42,710	42,596
Inventories	79,567	83,712
Income tax receivable	129	5,840
Deferred income taxes	4	4
Prepaid expenses	1,902	2,713

Total current assets	172,370	189,956

Property, plant and equipment, net	122,601	120,372
Goodwill and other intangible assets, net	24,251	25,242
Other assets	2,458	2,492
Deferred income taxes	1,059	1,059

Total assets	$322,739	$339,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,154	$34,053
Accrued payroll expenses	15,161	14,661
Short-term borrowings under revolving credit facility	31,513	37,163
Short-term obligations under capital leases	1,127	724
Deferred income taxes	264	264
Other current liabilities	12,074	11,681

Total current liabilities	87,293	98,546

Accrued postretirement benefits	22,527	22,185
Other long-term liabilities-capital leases	5,876	3,137
Accrued pension liabilities	45,914	43,497
Accrued workers’ compensation liabilities	4,388	4,388
Deferred income taxes	1,773	1,773

Total liabilities	167,771	173,526

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,156,861 and 16,164,179 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	16,157	16,164
Additional paid-in capital	37,784	37,468
Retained earnings	175,195	186,900
Unearned ESOP shares	(34,469)	(35,238)
Less accumulated other comprehensive income	(39,699)	(39,699)

Total stockholders’ equity	154,968	165,595

Total liabilities and stockholders’ equity	$322,739	$339,121

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net sales	$108,743	$112,127
Cost of goods sold	64,798	57,823

Gross profit	43,945	54,304

Selling expenses	43,163	44,298
General and administrative expenses	12,801	12,505

Operating expenses	55,964	56,803

Loss from operations	(12,019)	(2,499)

Other income (expense):
Dividend income	679	679
Interest income	74	93
Interest expense	(402)	(139)
Other income	2,156	4,461

Total other income, net	2,507	5,094

(Loss) income before taxes	(9,512)	2,595
Income tax expense	361	396

Net (loss) income	$(9,873)	$2,199

Basic and diluted net (loss) income per common share	$(0.66)	$0.15

Weighted average common shares outstanding – basic and diluted	14,975,216	14,748,564
Cash dividends declared per common share	$0.115	$0.115

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(9,873)	$2,199
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,461	5,875
Deferred income taxes	—	44
Loss (gain) on sales of assets	199	(21)
Share-based compensation expense	1,078	1,572
Net gain on investments	(1,897)	(4,229)
Change in operating assets and liabilities:
Short-term investments	8,780	(3,555)
Accounts and notes receivable	(114)	2,609
Inventories	4,145	(10,313)
Income tax receivable	5,711	412
Prepaid expenses and other assets	845	1,427
Accounts payable	(9,428)	(1,330)
Accrued payroll expenses and other liabilities	893	3,002
Accrued postretirement benefits	342	(52)
Other long-term liabilities	5,157	2,178

Total change in operating assets and liabilities	23,172	(2,381)

Net cash provided by (used in) operating activities	13,299	(182)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,618)	(8,613)
Proceeds from sales of property, plant and equipment	87	435

Net cash used in investing activities	(5,531)	(8,178)

Cash flows from financing activities:
Proceeds from revolving line of credit	4,000	—
Repayments on revolving line of credit	(10,000)	(8,267)
Payments on capital lease obligations	(85)	(160)
Dividends paid	(1,833)	(1,855)

Net cash used in financing activities	(7,918)	(10,282)

Net decrease in cash and cash equivalents	(150)	(18,642)
Cash and cash equivalents at beginning of period	4,149	20,038

Cash and cash equivalents at end of period	$3,999	$1,396

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Farmer Bros. Co. and Summary of Significant Accounting Policies

The Company

Farmer Bros. Co. (including its consolidated subsidiaries, unless the context requires otherwise, herein referred to as the “Company,” “we,” or “our”) is a manufacturer, wholesaler and distributor of coffee, tea and culinary products to institutional food service establishments including restaurants, hotels, casinos, hospitals and food service providers, as well as retailers such as convenience stores, coffee houses, general merchandisers, private-label retailers and grocery stores. The Company was incorporated in California in 1923, and reincorporated in Delaware in 2004.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. Events occurring subsequent to September 30, 2010 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three months ended September 30, 2010.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2010.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Fair Value Measurements

Effective July 1, 2009, the Company implemented the requirements of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), of the Financial Accounting Standards Board (the “FASB”) for its financial assets and liabilities. Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The Company maximizes the use of observable market inputs, minimizes the use of unobservable market inputs and discloses in the form of an outlined hierarchy the details of such fair value measurements. See Note 2 for additional information.

Coffee Brewing Equipment and Service

The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from the Company’s customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the fiscal quarters ended September 30, 2010 and 2009 are $7.2 million and $5.5 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $2.9 million and $4.2 million during the three months ended September 30, 2010 and 2009, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $2.1 million and $1.2 million in the fiscal quarters ended September 30, 2010 and 2009, respectively.

Revenue Recognition

Most products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.

In connection with the acquisition of the DSD Coffee Business in February 2009, the Company entered into an agreement with Sara Lee Corporation (“Sara Lee”) pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of September 30, 2010, the Company had $3.0 million of receivables from Sara Lee related to this arrangement, which are included in “Other receivables, net” (see Note 3).

Earnings (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding (see Note 9), excluding unallocated shares held by the Company’s Employee Stock Ownership Plan. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. Computation of EPS for the fiscal quarters ended September 30, 2010 and 2009 does not include the dilutive effect of 100,817 and 39,824 shares, respectively, issuable under stock options since their inclusion would be anti-dilutive. Accordingly the unaudited consolidated financial statements present only basic net income (loss) per common share.

Effective July 1, 2009, the Company began using the “Two-Class Method” to compute EPS. The Two-Class Method considers unvested restricted stock with a right to receive non-forfeitable dividends as participating securities and allocates earnings to participating securities in the computation of EPS. The Company computed EPS using the Two-Class Method for all periods presented. The effect for the three months ended September 30, 2010 and 2009 was not material.

Dividends Declared

The following dividends were declared in the first three months of fiscal 2011 on the dates indicated (in thousands, except per share amounts):

	Payment date	Dividend amount
Record date		Total	Per share
October 22, 2010	November 8, 2010	$1,858	$0.115

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

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the three months ended September 30, 2010.

Recently Adopted Accounting Standards

In October 2009, the multiple-element arrangements guidance codified in ASC 605-25, “Revenue Recognition–Multiple Element Arrangements,” was modified by the FASB as a result of the final consensus reached on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by ASU No. 2009-13. The guidance in ASU No. 2009-13 supersedes the existing guidance on such arrangements and is effective for the first annual reporting period after June 15, 2010 and was effective for the Company beginning on July 1, 2010. Adoption of ASU No. 2009-13 did not materially affect the results of operations, financial condition or cash flows of the Company.

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended September 30, 2010 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated results of operations, financial condition or cash flows of the Company.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At September 30, 2010 and June 30, 2010, derivative instruments are not designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other income.”

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

The Company’s investments have been grouped as follows at September 30, 2010 and June 30, 2010:

As of September 30, 2010	Total	Level 1	Level 2	Level 3
(In thousands)	(Unaudited)
Preferred stock	$43,753	$10,943	$32,810	$—
Futures, options and other derivatives	$306	$306	$—	$—

As of June 30, 2010	Total	Level 1	Level 2	Level 3
(In thousands)
Preferred stock	$50,684	$11,946	$38,738	$—
Futures, options and other derivatives	$258	$258	$—	$—

There were no significant transfers of securities between Level 1 and Level 2 as of September 30, 2010.

Investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, are held for trading purposes and are stated at fair value. Investments are as follows:

(In thousands)	September 30, 2010	June 30, 2010
	(Unaudited)
Trading securities and derivatives at fair value
Preferred stock	$43,753	$50,684
Futures, options and other derivatives	306	258

	$44,059	$50,942

Gains and losses, both realized and unrealized, are included in “Other income.” Net realized and unrealized gains and losses are as follows:

	Three Months Ended September 30,
(In thousands)	2010	2009
	(Unaudited)
Net realized gains	$349	$55
Net unrealized gains	1,548	4,174

Net realized and unrealized gains	$1,897	$4,229

Preferred stock investments as of September 30, 2010 consisted of securities with a fair value of $33.9 million in an unrealized gain position and securities with a fair value of $9.9 million in an unrealized loss position. Preferred stock investments as of June 30, 2010 consisted of securities with a fair value of $36.3 million in an unrealized gain position and securities with a fair value of $14.4 million in an unrealized loss position. The following tables show gross unrealized losses (although such losses have been recognized in the statements of operations) and fair value for those investments that were in an unrealized loss position as of September 30, 2010 and June 30, 2010, aggregated by the length of time those investments have been in a continuous loss position:

	September 30, 2010 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$232	$(6)	$9,876	$(4,858)

	June 30, 2010
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,889	$(97)	$14,358	$(6,044)

Note 3. Accounts and Notes Receivable, net

(In thousands)	September 30, 2010	June 30, 2010
	(Unaudited)
Trade receivables	$41,900	$39,600
Other receivables	4,295	6,289
Allowance for doubtful accounts	(3,485)	(3,293)

	$42,710	$42,596

Note 4. Inventories

September 30, 2010	Processed	Unprocessed	Total
(Unaudited)	(In thousands)
Coffee	$16,037	$20,948	$36,985
Tea and culinary products	26,235	3,498	29,733
Coffee brewing equipment	5,853	6,996	12,849

	$48,125	$31,442	$79,567

June 30, 2010	Processed	Unprocessed	Total
	(In thousands)
Coffee	$22,230	$16,765	$38,995
Tea and culinary products	28,833	3,145	31,978
Coffee brewing equipment	5,849	6,890	12,739

	$56,912	$26,800	$83,712

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

Company Pension Plans

The Company has a contributory defined benefit plan for the majority of its employees who are not covered under a collective bargaining agreement (Farmer Bros. Co. Plan) and two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement (Brewmatic Plan and Hourly Employees’ Plan ). The net periodic benefit costs for the defined benefit plans are as follows:

Components of net periodic benefit cost

	Three Months Ended September 30,
	2010	2009
(In thousands)	(Unaudited)
Service cost	$1,300	$1,097
Interest cost	1,569	1,527
Expected return on plan assets	(1,329)	(1,204)
Amortization of net (gain)/loss*	836	856
Amortization of prior service cost/(credit)*	41	41

Net periodic benefit cost	$2,417	$2,317

*	These amounts represent the estimated portion of the net (gain)/loss and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2011	2010
Discount rate	5.60%	6.25%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%

Basis used to determine expected long-term return on plan assets

Historical and future expected rates of return of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate of return was developed based on those overall rates and the target asset allocation of the plans.

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

The following table shows the components of net periodic postretirement benefit cost for the three months ended September 30, 2010 and 2009.

Components of net periodic postretirement benefit cost

	Three Months Ended September 30,
	2010	2009
(In thousands)	(Unaudited)
Service cost	$474	$373
Interest cost	314	310
Expected return on plan assets	—	—
Amortization of unrecognized net gain	(180)	(258)
Amortization of unrecognized transition (asset)/obligation	—	—
Amortization of unrecognized prior service cost/(credit)	(58)	(58)

Net periodic postretirement benefit cost	$550	$367

Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2011	2010
Discount rate	5.52%	6.61%

The fiscal 2011 estimate of net periodic postretirement benefit cost is also based on July 1, 2009 census data assuming there were no demographic actuarial gains or losses during the fiscal year ended June 30, 2010.

Note 6. Bank Loan

On March 2, 2009, the Company and its wholly owned subsidiary, Coffee Bean International, Inc. (“CBI”), as Borrowers, entered into a Loan and Security Agreement (the “Loan Agreement”), with Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association (“Wells Fargo”), as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes.

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Borrowers, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate was 3.75% at September 30, 2010.

On August 31, 2010, the Company and its wholly owned subsidiaries entered into Amendment No. 4 to Loan and Security Agreement (the “Amendment”) with Wells Fargo pursuant to which effective March 31, 2010, certain collateral reporting, dividend payment, and financial covenants were modified. Effective September 1, 2010, the Amendment also amended the range of interest rates on the line usage based on modified Monthly Average Excess Availability levels. The range is PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. As of September 30, 2010, the Company was in compliance with all restrictive covenants under the Loan Agreement.

On September 30, 2010, the Company was eligible to borrow up to a total of $50.0 million under the credit facility. As of September 30, 2010, the Company had borrowed $31.5 million of this amount, utilized $3.2 million of its letters of credit sub-limit, and had excess availability of $15.3 million under the credit facility.

Note 7. Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made under the Omnibus Plan based on estimated fair values. No stock options or restricted stock were granted during the three months ended September 30, 2010 and 2009.

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

The following table summarizes stock option activity for the three months ended September 30, 2010:

(Unaudited)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2010	404,943	$20.17	$6.25	5.8	$—
Granted	—	$—	$—	—	$—
Cancelled/forfeited	(40,515)	$19.68	$6.23	—	$—

Outstanding at September 30, 2010	364,428	$20.23	$6.25	5.5	$—

Vested and exercisable, September 30, 2010	100,817	$22.34	$6.34	4.7	$—
Vested and expected to vest, September 30, 2010	348,765	$20.32	$6.26	5.9	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $16.00 at September 30, 2010, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of September 30, 2010, there was approximately $1.0 million of unrecognized compensation cost related to stock options and no shares vested during the three months ended September 30, 2010. Compensation expense recognized in general and administrative expenses in each of the three month periods ended September 30, 2010 and 2009 was $0.2 million and $0.1 million, respectively.

Restricted Stock

Shares of restricted stock vest at the end of three years from the grant date for eligible employees and officers who are employees. Shares of restricted stock vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock that is ultimately expected to vest. Restricted stock based compensation expense recognized in general and administrative expenses in each of the three months ended September 30, 2010 and 2009 was $0.1 million. As of September 30, 2010, there was approximately $1.0 million of unrecognized compensation cost related to restricted stock. No shares of restricted stock vested during the three months ended September 30, 2010. The following table summarizes restricted stock activity for the three months ended September 30, 2010:

(Unaudited)	Shares Awarded	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2010	80,208	$19.91	2.0	$1,210
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Cancelled/Forfeited	(7,318)	$19.99	—	$117

Outstanding at September 30, 2010	72,890	$19.91	1.9	$1,166

Expected to vest, September 30, 2010	67,894	$20.01	1.8	$1,086

Note 8. Income Taxes

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

The Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making this assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections.

After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company’s deferred tax assets. Accordingly, the Company increased its valuation allowance by $4.4 million in the fiscal quarter ended September 30, 2010 to $48.2 million.

A summary of the income tax expense recorded for the three months ended September 30, 2010 and 2009 is as follows:

(In thousands)	Three Months Ended September 30,
	2010	2009
	(Unaudited)
(Loss) income before taxes	$(9,512)	$2,595

Income tax (benefit) expense at federal statutory rate	(3,234)	882
State income taxes and credits	(406)	132
Dividends received deduction	(416)	(380)
Valuation allowance	4,365	(278)
Other permanent items	52	40

Income tax expense	$361	$396

As of September 30, 2010 and June 30, 2010 the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	September 30, 2010	June 30, 2010
	(Unaudited)
Total unrecognized tax benefits*	$5,218	$5,218
Unrecognized benefits that, if recognized, would affect the Company’s effective tax rate*	$4,953	$4,953

*	Excluding interest and penalties

The Internal Revenue Service and the State of California are currently conducting examinations of the Company’s open tax years. The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next twelve months upon the conclusion of these examinations. However, it is premature to assess the range of the reasonably possible changes to the Company’s unrecognized tax benefits.

Note 9. Net Income (Loss) Per Share

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
(In thousands, except per share data)	2010	2009
	(Unaudited)
Net (loss) income attributable to common stockholders - basic	$(9,873)	$2,199
Effect of dilutive securities:
Net (loss) income attributable to unvested restricted stockholders	—	—

Total net (loss) income	$(9,873)	$2,199

Weighted average common shares outstanding - basic	14,975,216	14,748,564
Effect of dilutive securities:
Shares issuable under stock options	—	—

Weighted average common shares outstanding - diluted	14,975,216	14,748,564

Basic and diluted net (loss) income per common share	$(0.66)	$0.15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, our ability to successfully integrate the CBI and DSD Coffee Business acquisitions, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, the impact of global climate change or legal or regulatory responses to such changes, and changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC.

Liquidity and Capital Resources

Credit Facility

On March 2, 2009, we entered into a Loan Agreement with Wells Fargo, as Lender, providing for a $50 million senior secured revolving credit facility expiring in February 2012 to help finance the DSD Coffee Business acquisition and for general corporate purposes. The Loan Agreement contains a variety of restrictive covenants customary in an asset based lending facility, including a minimum excess availability requirement and a minimum total liquidity requirement, and it places limits on dividends. The Loan Agreement allows us to pay dividends at the current rate, subject to certain liquidity requirements.

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in our assets, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The interest rate on the Company’s outstanding borrowings was 3.75% at September 30, 2010. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value.

On August 31, 2010, we entered into Amendment No. 4 to Loan and Security Agreement with Wells Fargo (the “Amendment”) pursuant to which effective March 31, 2010, certain collateral reporting, dividend payment, and financial covenants were modified. Effective September 1, 2010, the Amendment also amended the range of interest rates on the line usage based on modified Monthly Average Excess Availability levels. The range is PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. As of September 30, 2010, we were in compliance with all restrictive covenants under the Loan Agreement.

On September 30, 2010, we were eligible to borrow up to a total of $50.0 million under the credit facility. As of September 30, 2010, we had borrowed $31.5 million, utilized $3.2 million of our letters of credit sub-limit, and had excess availability under the credit facility of $15.3 million.

Liquidity

In fiscal 2011, we continue to focus on streamlining our operations including, where appropriate, expense reductions, asset redeployment and improvements in operating efficiencies and automation intended to improve our operating results. We expect to continue to increase our selling prices in response to substantial increases in the cost of raw materials for coffee, tea and culinary products to the extent possible without negatively impacting our market share. In addition, we expect to implement a number of initiatives intended to reduce the cost of our operations, including initiatives to reduce inventory levels and tighten our management of accounts receivables, cost-share measures to address increases in employee healthcare costs, automation of certain functions including the centralization of certain IT functions, and initiatives to reduce the use of outside services. We also intend to continue to sell our excess real estate where appropriate and have renegotiated lease arrangements on real estate on more favorable terms in light of current market conditions. In the first quarter of fiscal 2011, we sold a portion of our investments in preferred stock in order to diversify our liquid assets and to pay down a portion of the outstanding balance on our revolving line of credit.

During the three months ended September 30, 2010, we capitalized $5.6 million in property and equipment purchases which included $2.9 million in expenditures to replace normal wear and tear of coffee brewing equipment, $1.3 million in expenditures for vehicles, and machinery and equipment.

Our expected capital expenditures for fiscal 2011 include completion of the installation of the two roasters and other production equipment at our Torrance facility and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment.

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

Our working capital is comprised of the following:

(In thousands)	As of September 30, 2010	As of June 30, 2010
	(Unaudited)
Current assets	$172,370	$189,956
Current liabilities	87,293	98,546

Working capital	$85,077	$91,410

Liquidity Information

(In thousands)	For the Three Months Ended September 30, 2010	For the Twelve Months Ended June 30, 2010
	(Unaudited)
Capital expenditures	$5,618	$28,484
Dividends paid	$1,833	$6,939

(In thousands)	As of September 30, 2010	As of June 30, 2010
	(Unaudited)
Dividends payable	$1,858	$1,849

As of September 30, 2010, we had no material commitments for capital expenditures other than those described above.

Results of Operations

Our net sales in the three months ended September 30, 2010 decreased $3.4 million, or 3%, to $108.7 million as compared to $112.1 million during the three months ended September 30, 2009, primarily due to a modest reduction in the number of customers who purchased our products and a slight decline in the amount of products sold to those customers who have been with the Company for more than one year. We expect that the ongoing weakness in the economy and reduced consumer spending will continue to impact our sales through the remainder of fiscal 2011.

Gross profit in the three months ended September 30, 2010 decreased $10.4 million, or 19%, to $43.9 million, as compared to $54.3 million during the three months ended September 30, 2009. Gross margin decreased to 40% in the three months ended September 30, 2010 from 48% in the comparable period in the prior fiscal year. This decrease in gross margin is primarily due to higher total coffee brewing equipment and service costs included in cost of goods sold compared to the same period in the prior year, increased raw material costs, and changes in the mix of our customers and the products we sell to them.

Operating expenses in the three months ended September 30, 2010 decreased $0.8 million, or 1%, to $56.0 million, or 51% of sales, from $56.8 million, or 51% of sales, in the comparable period of fiscal 2010.

Loss from operations in the three months ended September 30, 2010 was ($12.0) million as compared to ($2.5) million during the three months ended September 30, 2009 primarily due to the decline in gross profit.

Total other income, net in the three months ended September 30, 2010 decreased to $2.5 million as compared to $5.1 million in the three months ended September 30, 2009, primarily due to lower net unrealized gains in our preferred stock portfolio during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. Interest expense of $0.4 million in the three months ended September 30, 2010 as compared to $0.1 million in the three months ended September 30, 2009 also contributed to this decrease. Lower net unrealized gains in our preferred stock portfolio resulted in part from a reduced portfolio balance due to the sale of a portion of our preferred stock portfolio during the three months ended September 30, 2010.

Income tax expense for each of the three months ended September 30, 2010 and September 30, 2009 was $0.4 million. Income tax expense for the three months ended September 30, 2010 includes no benefit from the pretax loss because of a $4.4 million increase in the Company’s valuation allowance related to its deferred tax assets.

As a result of the forgoing factors, net loss in the three months ended September 30, 2010 was ($9.9) million, or ($0.66) per common share, as compared to net income of $2.2 million, or $0.15 per common share, during the same period in the prior fiscal year.

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

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the U.S. Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options. At September 30, 2010, we had no futures or put options designated as interest rate hedges.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2010. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

	Market Value at September 30, 2010			Changes in Market Value of Total Portfolio
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio
	(In thousands)
–150 basis points	$44,287	$—	$44,287	$534
–100 basis points	$44,181	$—	$44,181	$428
Unchanged	$43,753	$—	$43,753	$—
+100 basis points	$42,215	$—	$42,215	$(1,537)
+150 basis points	$41,125	$—	$41,125	$(2,628)

Our revolving line of credit with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. Effective September 1, 2010, the interest rate on the line usage was amended to a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%, based on modified Monthly Average Excess Availability levels. As of September 30, 2010, we had borrowed $31.5 million, utilized $3.2 million of letters of credit sub-limit, and had excess availability of $15.3 million under the credit facility. The interest rate on the Company’s outstanding borrowings at September 30, 2010 was 3.75%.

The following table demonstrates the impact of interest rate changes on our interest expense under the revolving credit facility for a full year based on the outstanding balance and interest rate as of September 30, 2010:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.25%	$709
–100 basis points	2.75%	$867
Unchanged	3.75%	$1,182
+100 basis points	4.75%	$1,497
+150 basis points	5.25%	$1,654

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price green coffee inventory on the last-in, first-out (LIFO) basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. From time to time we may hold a mix of futures contracts and options to help hedge against volatile green coffee price decreases. Gains and losses on these derivative instruments are realized immediately in “Other income.”

On September 30, 2010, we had no open hedge derivative contracts, and our entire exposure to commodity risk was in the potential change of our inventory value resulting from changes in the market price of green coffee. The following table demonstrates the impact of changes in the market value of coffee cost on the market value of coffee forward purchase contracts as of September 30, 2010:

	Market Value			Change in Market Value
Coffee Cost Change	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
	(In thousands)
–10%	$33,000	$0	$33,000	$—	$(3,985)
Unchanged	$36,985	$306	$37,291	$—	$—
+10%	$41,000	$0	$41,000	$—	$4,015

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2010.

As of September 30, 2010, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ ROGER M. LAVERTY III Roger M. Laverty III	President and Chief Executive Officer (principal executive officer)	November 9, 2010

/s/ JEFFREY A. WAHBA Jeffrey A. Wahba	Treasurer and Chief Financial Officer (principal financial officer)	November 9, 2010

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3	Second Amendment to Asset Purchase Agreement, dated December 17, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.6	Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.7	Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).

10.8	Amendment No. 3 to Loan and Security Agreement, dated November 20, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 9, 2010 and incorporated herein by reference).

10.9	Amendment No. 4 to Loan and Security Agreement and Consent, dated August 31, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2010 filed with the SEC on September 14, 2010 and incorporated herein by reference).

10.10	Letter Agreement regarding Waiver of Event of Default dated May 7, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

10.11	Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.12	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.13	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.14	ESOP Loan Agreement No. 2, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.15	Amendment 2008-1 to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.16	Good Faith Amendment to comply with Code Section 401(a)(31)(B) as amended by the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA) for the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.17	Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.18	Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.19	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.20	Employment Agreement, dated as of March 3, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2008 and incorporated herein by reference).*

10.21	Amendment No. 1 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.22	Amendment No. 2 to Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Drew H. Webb (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.23	Employment Agreement, dated as of March 14, 2009, by and between Farmer Bros. Co. and Heidi L. Modaro (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.24	Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.25	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.26	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.27	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.28	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.29	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.30	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.31	Form of Target Award Notification Letter (Fiscal 2011) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2010 and incorporated herein by reference).*

10.32	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.33	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).*

10.34	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with updated schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).*

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management contract or compensatory plan or arrangement.