Form 10-Q
period 2010-12-31
FARMER BROTHERS CO
filed 2011-02-09
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

On February 8, 2011, the registrant had 16,207,927 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,619	$4,149
Short term investments	34,492	50,942
Accounts and notes receivable, net	42,804	42,596
Inventories	89,241	83,712
Income tax receivable	77	5,840
Deferred income taxes	4	4
Prepaid expenses	3,772	2,713

Total current assets	174,009	189,956

Property, plant and equipment, net	121,269	120,372
Goodwill and other intangible assets, net	23,357	25,242
Other assets	2,395	2,492
Deferred income taxes	1,059	1,059

Total assets	322,089	339,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	34,186	34,053
Accrued payroll expenses	13,819	14,661
Short-term borrowings under revolving credit facility	30,322	37,163
Short-term obligations under capital leases	1,410	724
Deferred income taxes	265	264
Other current liabilities	10,988	11,681

Total current liabilities	90,990	98,546

Accrued postretirement benefits	23,044	22,185
Long-term obligations under capital leases	7,364	3,137
Accrued pension liabilities	48,331	43,497
Accrued workers’ compensation liabilities	4,320	4,388
Deferred income taxes	1,773	1,773

Total liabilities	175,822	173,526

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,210,456 and 16,164,179 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	16,210	16,164
Additional paid-in capital	34,880	37,468
Retained earnings	165,313	186,900
Unearned ESOP shares	(30,437)	(35,238)
Less accumulated other comprehensive loss	(39,699)	(39,699)

Total stockholders’ equity	146,267	165,595

Total liabilities and stockholders’ equity	$322,089	$339,121

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	$119,227	$120,225	$227,970	$232,352
Cost of goods sold	74,211	69,133	139,009	126,956

Gross profit	45,016	51,092	88,961	105,396

Selling expenses	43,624	44,668	86,787	88,966
General and administrative expenses	11,935	11,526	24,736	24,031

Operating expenses	55,559	56,194	111,523	112,997

Loss from operations	(10,543)	(5,102)	(22,562)	(7,601)

Other income (expense):
Dividend income	918	854	1,597	1,533
Interest income	38	92	112	185
Interest expense	(481)	(183)	(883)	(322)
Other income	1,245	2,905	3,401	7,366

Total other income, net	1,720	3,668	4,227	8,762

(Loss) income before taxes	(8,823)	(1,434)	(18,335)	1,161
Income tax expense (benefit)	89	(2,851)	450	(2,455)

Net (loss) income	$(8,912)	$1,417	$(18,785)	$3,616

Basic net (loss) income per common share	$(0.59)	$0.10	$(1.25)	$0.25

Diluted net (loss) income per common share	$(0.59)	$0.10	$(1.25)	$0.25

Weighted average common shares outstanding—basic	15,078,026	14,721,740	15,050,644	14,692,164
Weighted average common shares outstanding—diluted	15,078,026	14,723,380	15,050,644	14,694,059
Cash dividends declared per common share	$0.060	$0.115	$0.175	$0.230

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(18,785)	$3,616
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,416	12,385
Loss on sales of assets	445	339
Share-based compensation expense	2,259	2,753
Net gain on investments	(2,651)	(7,007)
Change in operating assets and liabilities:
Short-term investments	19,101	(2,741)
Accounts and notes receivable	(208)	(5,011)
Inventories	(5,529)	(10,973)
Income tax receivable	5,762	(2,386)
Prepaid expenses and other assets	(961)	(1,794)
Accounts payable	913	316
Accrued payroll expenses and other liabilities	226	151
Accrued postretirement benefits	859	(87)
Other long-term liabilities	4,425	4,392

Net cash provided by (used in) operating activities	21,272	(6,047)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,401)	(14,753)
Proceeds from sales of property, plant and equipment	495	127

Net cash used in investing activities	(9,906)	(14,626)

Cash flows from financing activities:
Proceeds from revolving line of credit	18,550	21,495
Repayments on revolving line of credit	(26,150)	(15,267)
Payments on capital lease obligations	(609)	(386)
Dividends paid	(3,687)	(3,416)

Net cash (used in) provided by financing activities	(11,896)	2,426

Net decrease in cash and cash equivalents	(530)	(18,247)
Cash and cash equivalents at beginning of period	4,149	20,038

Cash and cash equivalents at end of period	$3,619	$1,791

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. Events occurring subsequent to December 31, 2010 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended December 31, 2010.

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

Coffee Brewing Equipment and Service

The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from the Company’s customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the three months ended December 31, 2010 and 2009 were $6.7 million and $4.8 million, respectively. Cost of coffee brewing equipment and service for the six months ended December 31, 2010 and 2009 was $13.9 million and $10.3 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $6.2 million and $6.5 million during the six months ended December 31, 2010 and 2009, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $2.3 million and $1.4 million in the three months ended December 31, 2010 and 2009, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $4.4 million and $2.5 million in the six months ended December 31, 2010 and 2009, respectively.

Revenue Recognition

Most products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.

In connection with the acquisition of the DSD Coffee Business in February 2009, the Company entered into an agreement with Sara Lee Corporation (“Sara Lee”) pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of December 31, 2010 and June 30, 2010, the Company had $3.6 million and $4.1 million of receivables from Sara Lee related to this arrangement, which are included in “Other receivables” (see Note 3).

Earnings (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding (see Note 9), excluding unallocated shares held by the Company’s Employee Stock Ownership Plan. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. Computation of EPS for the three months ended December 31, 2010 does not include the dilutive effect of 22,000 shares issuable under stock options since their inclusion would be anti-dilutive. In the computation of EPS for the six months ended December 31, 2010, 171,435 shares issuable under stock options were excluded since including them would be anti-dilutive. Accordingly the unaudited consolidated financial statements present only basic net income (loss) per common share for the three and six months ended December 31, 2010. Computation of EPS for the three and six months ended December 31, 2009 includes 1,640 and 1,895 dilutive shares, respectively, issuable under stock options.

Effective July 1, 2009, the Company began using the “Two-Class Method” to compute EPS. The Two-Class Method considers unvested restricted stock with a right to receive non-forfeitable dividends as participating securities and allocates earnings to participating securities in the computation of EPS. The Company computed EPS using the Two-Class Method for all periods presented. The effect for the three and six months ended December 31, 2010 and 2009 was not material.

Dividends Declared

The following dividends were declared in the first six months of fiscal 2011 on the dates indicated (in thousands, except per share amounts):

	Payment date	Dividend amount
Record date		Total	Per share
October 22, 2010	November 8, 2010	$1,858	$0.115
January 28, 2011	February 14, 2011	$969	$0.06

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

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the six months ended December 31, 2010.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended December 31, 2010 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated results of operations, financial condition or cash flows of the Company.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At December 31, 2010 and June 30, 2010, derivative instruments are not designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other income.”

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

The Company’s investments have been grouped as follows at December 31, 2010 and June 30, 2010:

As of December 31, 2010	Total	Level 1	Level 2	Level 3
(In thousands)	(Unaudited)
Preferred stock	$34,181	$8,547	$25,634	$—
Futures, options and other derivatives	$311	$311	$—	$—

As of June 30, 2010	Total	Level 1	Level 2	Level 3
(In thousands)
Preferred stock	$50,684	$11,946	$38,738	$—
Futures, options and other derivatives	$258	$258	$—	$—

There were no significant transfers of securities between Level 1 and Level 2 as of December 31, 2010.

Investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, are held for trading purposes and are stated at fair value. Investments are as follows:

(In thousands)	December 31, 2010	June 30, 2010
	(Unaudited)
Trading securities and derivatives at fair value
Preferred stock	$34,181	$50,684
Futures, options and other derivatives	311	258

	$34,492	$50,942

Preferred stock investments as of December 31, 2010 consisted of securities with a fair value of $23.2 million in an unrealized gain position and securities with a fair value of $11.0 million in an unrealized loss position. Preferred stock investments as of June 30, 2010 consisted of securities with a fair value of $36.3 million in an unrealized gain position and securities with a fair value of $14.4 million in an unrealized loss position.

The following tables show gross unrealized losses (although such losses have been recognized in the statements of operations) and fair value for those investments that were in an unrealized loss position as of December 31, 2010 and June 30, 2010, aggregated by the length of time those investments have been in a continuous loss position:

	December 31, 2010 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$507	$(13)	$10,463	$(4,763)

	June 30, 2010
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,889	$(97)	$14,358	$(6,044)

Gains and losses, both realized and unrealized, are included in “Other income (expense).” Net realized and unrealized gains and losses are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net realized gains	$1,212	$269	$1,561	$324
Net unrealized (losses) gains	(458)	2,509	1,090	6,683

Net realized and unrealized gains	$754	$2,778	$2,651	$7,007

Note 3. Accounts and Notes Receivable, net

(In thousands)	December 31, 2010	June 30, 2010
	(Unaudited)
Trade receivables	$41,658	$39,600
Other receivables	4,496	6,289
Allowance for doubtful accounts	(3,350)	(3,293)

	$42,804	$42,596

Note 4. Inventories

December 31, 2010	Processed	Unprocessed	Total
(In thousands)	(Unaudited)
Coffee	$14,420	$29,210	$43,630
Tea and culinary products	29,210	3,164	32,374
Coffee brewing equipment	6,191	7,046	13,237

	$49,821	$39,420	$89,241

June 30, 2010	Processed	Unprocessed	Total
(In thousands)
Coffee	$22,230	$16,765	$38,995
Tea and culinary products	28,833	3,145	31,978
Coffee brewing equipment	5,849	6,890	12,739

	$56,912	$26,800	$83,712

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

Note 5. Employee Benefit Plans

The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Retirees are also eligible for medical, dental and vision benefits.

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

Components of net periodic benefit cost

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
(In thousands)	(Unaudited)
Service cost	$1,300	$1,097	$2,600	$2,195
Interest cost	1,569	1,527	3,139	3,054
Expected return on plan assets	(1,329)	(1,204)	(2,658)	(2,409)
Amortization of net (gain)/loss*	836	856	1,671	1,711
Amortization of prior service cost/(credit)*	41	41	82	83

Net periodic benefit cost	$2,417	$2,317	$4,834	$4,634

*	These amounts represent the estimated portion of the net (gain)/loss and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2011	2010
Discount rate	5.60%	6.25%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%

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

Postretirement Medical, Dental and Vision Benefits

The Company sponsors a defined benefit postretirement medical, dental and vision plan that covers qualified non-union retirees and certain qualified union retirees. The plan is not funded. Under this postretirement medical plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service. Additionally, the plan establishes a maximum Company contribution.

The following table shows the components of net periodic postretirement benefit cost for the three and six months ended December 31, 2010 and 2009:

Components of net periodic postretirement benefit cost

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
(In thousands)	(Unaudited)
Service cost	$474	$373	$948	$746
Interest cost	314	310	628	620
Expected return on plan assets	—	—	—	—
Amortization of net (gain) loss	(180)	(258)	(360)	(516)
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost (credit)	(58)	(58)	(116)	(116)

Net periodic postretirement benefit cost	$550	$367	$1,100	$734

Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2011	2010
Discount rate	5.52%	6.61%

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

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Borrowers, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate was 3.75% at December 31, 2010.

On August 31, 2010, the Company and its wholly owned subsidiaries entered into Amendment No. 4 to Loan and Security Agreement (the “Amendment”) with Wells Fargo pursuant to which effective March 31, 2010, certain collateral reporting, dividend payment, and financial covenants were modified. Effective September 1, 2010, the Amendment also amended the range of interest rates on the line usage based on modified Monthly Average Excess Availability levels. The range is PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. As of December 31, 2010, the Company was in compliance with all restrictive covenants under the Loan Agreement.

On December 31, 2010, the Company was eligible to borrow up to a total of $50.0 million under the credit facility. As of December 31, 2010, the Company had borrowed $30.3 million of this amount, utilized $3.2 million of its letters of credit sub-limit, and had excess availability of $16.5 million under the credit facility.

Note 7. Stock-Based Compensation

Stock Options

On December 9, 2010, the Company granted 207,656 shares issuable upon the exercise of non-qualified stock options with an exercise price of $18.03 per share to eligible employees, officers and directors under the Farmer Bros. Co. 2007 Omnibus Plan (the “Plan”). Shares under the options ratably vest over a three-year period. Following are the weighted average assumptions used in the Black-Scholes Merton valuation model for the grants issued during the six months ended December 31, 2010 and 2009:

	Six Months Ended December 31,
	2010		2009
Weighted average fair value of options	$8.17		$6.14
Pre-vest forfeiture rate	6.50%		6.50%
Risk-free interest rate	2.80%		2.57%
Dividend yield	2.00%		2.50%
Average expected life	6.00	years	6.00	years
Expected stock price volatility	54.9%		41.20%

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

The following table summarizes stock option activity for the six months ended December 31, 2010:

(Unaudited)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2010	404,943	$20.17	$6.25	5.8	$—
Granted	207,656	$18.03	$8.17	—	$—
Cancelled/forfeited	(50,514)	$20.14	$6.21	—	$—

Outstanding at December 31, 2010	562,085	$19.38	$6.96	5.9	$22

Vested and exercisable, December 31, 2010	171,435	$21.05	$6.34	5.0	$—
Vested and expected to vest, December 31, 2010	511,830	$19.52	$6.90	5.8	$19

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.80 at December 31, 2010, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of December 31, 2010, there was approximately $2.2 million of unrecognized compensation cost related to stock options and 80,617 shares vested during the six months ended December 31, 2010. Compensation expense recognized in general and administrative expenses in each of the three months ended December 31, 2010 and 2009 was $0.2 million and $0.1 million, respectively, and in each of the six months ended December 31, 2010 and 2009 was $0.4 million and $0.3 million, respectively.

Restricted Stock

Shares of restricted stock vest at the end of three years from the grant date for eligible employees and officers who are employees. Shares of restricted stock vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock that is ultimately expected to vest. Restricted stock based compensation expense recognized in general and administrative expenses in each of the three months ended December 31, 2010 and 2009 was $0.1 million. Restricted stock based compensation expense recognized in general and administrative expenses in each of the six months ended December 31, 2010 and 2009 was $0.3 million and $0.2 million, respectively. As of December 31, 2010, there was approximately $1.4 million of unrecognized compensation cost related to restricted stock. During the six months ended December 31, 2010, 7,870 shares of restricted stock vested.

The following table summarizes restricted stock activity for the six months ended December 31, 2010:

(Unaudited)	Shares Awarded	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2010	80,208	$19.91	2.0	$1,210
Granted	53,595	$18.03	—	$966
Vested	(7,870)	$19.60	—	$143
Cancelled/Forfeited	(7,318)	$19.99	—	$117

Outstanding at December 31, 2010	118,615	$19.08	2.1	$2,111

Expected to vest, December 31, 2010	105,546	$19.20	2.0	$1,879

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

After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company’s deferred tax assets. Accordingly, the Company increased its valuation allowance by $3.5 million in the fiscal quarter ended December 31, 2010 to $51.8 million.

A summary of the income tax expense (benefit) recorded in the three and six months ended December 31, 2010 and 2009 is as follows:

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(Unaudited)
(Loss) income before taxes	$(8,823)	$(1,434)	$(18,335)	$1,161

Income tax provision at federal statutory rate	(3,000)	(488)	(6,234)	395
State income taxes and credits	(378)	91	(783)	222
Dividends received deduction	(81)	34	(496)	(345)
Valuation allowance	3,531	269	7,896	(176)
Change in valuation allowance from refund as a result of tax law change	—	(2,504)	—	(2,504)
Other permanent items	17	(253)	67	(47)

Income tax expense (benefit)	$89	$(2,851)	$450	$(2,455)

As of December 31, 2010 and June 30, 2010, the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	December 31, 2010	June 30, 2010
	(Unaudited)
Total unrecognized tax benefits*	$5,218	$5,218
Unrecognized benefits that, if recognized, would affect the Company’s effective tax rate*	$4,953	$4,953

*	Excluding interest and penalties

The Internal Revenue Service is currently conducting an audit of the Company’s amended federal returns filed in September 2009, and the State of California is conducting a state examination of the Company’s open tax years. The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next twelve months upon the conclusion of these examinations.

Note 9. Net Income (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2010	2009	2010	2009
	(Unaudited)
Net (loss) income attributable to common stockholders - basic	$(8,862)	$1,409	$(18,681)	$3,596
Effect of dilutive securities:
Net (loss) income attributable to unvested restricted stockholders	(50)	8	(104)	20

Total net (loss) income	$(8,912)	$1,417	$(18,785)	$3,616

Weighted average common shares outstanding - basic	15,078,026	14,721,740	15,050,644	14,692,164
Effect of dilutive securities:
Shares issuable under stock options	—	1,640	—	1,895

Weighted average common shares outstanding - diluted	15,078,026	14,723,380	15,050,644	14,694,059

Basic net (loss) income per common share	$(0.59)	$0.10	$(1.25)	$0.25

Diluted net (loss) income per common share	$(0.59)	$0.10	$(1.25)	$0.25

Note 10. Commitments and Contingencies

Contractual obligations for the remainder of the current fiscal year ending June 30, 2011 and future fiscal years are as follows (in thousands):

	Contractual Obligations (Unaudited)
	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations
Six months ending June 30, 2011	$1,098	$2,531	$2,643
Year ending June 30, 2012	1,995	4,471	5,449
Year ending June 30, 2013	1,957	3,546	5,759
Year ending June 30, 2014	1,929	3,003	5,987
Year ending June 30, 2015	1,901	2,286	6,410
Thereafter	1,959	4,708	39,900

		$20,545	$66,148

Total minimum lease payments	$10,839
Less: imputed interest (1.74% to 13.6%)	(2,065)

Present value of future minimum lease payments	$8,774
Less: current portion	1,410

Long-term capital lease obligations	$7,364

The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended December 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part I Item 1 of this report and with the “Risk Factors” described in Part II Item 1A of this report.

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

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in our assets, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The interest rate on the Company’s outstanding borrowings was 3.75% at December 31, 2010. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value.

On August 31, 2010, we entered into Amendment No. 4 to Loan and Security Agreement with Wells Fargo (the “Amendment”) pursuant to which effective March 31, 2010, certain collateral reporting, dividend payment, and financial covenants were modified. Effective September 1, 2010, the Amendment also amended the range of interest rates on the line usage based on modified Monthly Average Excess Availability levels. The range is PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. As of December 31, 2010, we were in compliance with all restrictive covenants under the Loan Agreement.

On December 31, 2010, we were eligible to borrow up to a total of $50.0 million under the credit facility. As of December 31, 2010, we had borrowed $30.3 million, utilized $3.2 million of our letters of credit sub-limit, and had excess availability under the credit facility of $16.5 million. As of January 15, 2011, approximately $31.8 million was outstanding under this credit facility.

Liquidity

In fiscal 2011, we continue to focus on streamlining our operations including, where appropriate, expense reductions, asset redeployment and improvements in operating efficiencies and automation intended to improve our operating results. We expect to continue to increase our selling prices in response to substantial increases in the cost of raw materials for coffee, tea and culinary products to the extent possible without negatively impacting our market share. In addition, we have implemented a number of initiatives intended to reduce the cost of our operations, including initiatives to reduce inventory levels and tighten our management of accounts receivables, cost-share measures to address increases in employee healthcare costs, automation of certain functions including the centralization of certain IT functions, and initiatives to reduce the use of outside services. We also intend to continue to sell our excess real estate where appropriate and have renegotiated lease arrangements on real estate on more favorable terms in light of current market conditions. In the first half of fiscal 2011, we sold a portion of our investments in preferred stock in order to diversify our liquid assets and to pay down a portion of the outstanding balance on our revolving line of credit.

During the six months ended December 31, 2010, we capitalized $10.4 million in property and equipment purchases which included $6.2 million in expenditures to replace normal wear and tear of coffee brewing equipment, $2.9 million in building and facility improvements, $0.8 million in expenditures for vehicles, and machinery and equipment, and $0.4 million in information technology related expenditures.

Our expected capital expenditures for fiscal 2011 included completion of the installation of the two roasters and other production equipment at our Torrance facility and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment. As of December 31, 2010, we have substantially completed all capital expenditures associated with installation of the two roasters.

As described above, we maintain a $50 million senior secured revolving line of credit with Wells Fargo. Although we expect further synergies from integrating the DSD Coffee Business with our operations, and additional operational cost reduction, the realization and timing of these improvements are uncertain. Based on our current operations and anticipated cost management and operating improvements, we believe this credit facility, to the extent available, in addition to our cash flow from operations and other liquid assets, will be adequate to meet our liquidity needs through the current term of our credit facility. However, there can be no assurance that our business will generate sufficient cash flow from operations or that anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our credit facility will expire in February 2012. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our working capital is comprised of the following:

(In thousands)	As of December 31, 2010	As of June 30, 2010
	(Unaudited)
Current assets	$174,009	$189,956
Current liabilities	90,990	98,546

Working capital	$83,019	$91,410

Liquidity Information

(In thousands)	For the Six Months Ended December 31, 2010	For the Twelve Months Ended June 30, 2010
	(Unaudited)
Capital expenditures	$10,401	$28,484
Dividends paid	$3,687	$6,939

(In thousands)	As of December 31, 2010	As of June 30, 2010
	(Unaudited)
Dividends payable	$969	$1,849

As of December 31, 2010, we had no material commitments for capital expenditures other than those described above.

Results of Operations

Our net sales in the three months ended December 31, 2010 decreased $1.0 million, or 1%, to $119.2 million as compared to $120.2 million during the three months ended December 31, 2009. Our net sales in the first half of fiscal 2011 decreased $4.4 million, or 1.9%, to $228.0 million as compared to $232.4 million in the first half of fiscal 2010. These decreases are primarily due to a modest reduction in the number of customers who purchased our products as compared to the same periods in the prior year. We expect that the ongoing weakness in the economy and reduced consumer spending will continue to impact our sales through the remainder of fiscal 2011.

Gross profit in the three months ended December 31, 2010 decreased $6.1 million, or 12%, to $45.0 million, as compared to $51.1 million during the three months ended December 31, 2009. Gross margin decreased to 38% in the three months ended December 31, 2010 from 42% in the comparable period in the prior fiscal year. Gross profit during the first half of fiscal 2011 decreased $16.4 million, or 15.6%, to $89.0 million, as compared to $105.4 million during the first half of fiscal 2010. Gross margin decreased to 39% in the first half of fiscal 2011 from 45% in the first half of fiscal 2010. This decrease in gross margin is primarily due to higher total coffee brewing equipment and service costs included in cost of goods sold compared to the same period in the prior year, substantially increased raw material costs which included an increase since the beginning of the current fiscal year of approximately 45% in the cost of green coffee beans purchased, and changes in the mix of our customers and the products we sell to them.

Operating expenses in the three months ended December 31, 2010 decreased $0.6 million, or 1%, to $55.6 million, or 47% of sales, from $56.2 million, or 47% of sales, in the comparable period of fiscal 2010. During the first half of fiscal 2011, operating expenses decreased $1.5 million, or 1.3%, to $111.5 million, or 49% of sales, as compared to $113.0 million, or 49% of sales, in the first half of fiscal 2010. The reduction in operating expenses in the three and six months ended December 31, 2010, as compared to the same periods in the prior year is primarily due to lower payroll and related expenses resulting from a reduction in number of employees offset in part by higher freight and fuel costs.

Loss from operations in the three and six months ended December 31, 2010 was $(10.5) million and $(22.6) million, respectively, as compared to $(5.1) million and $(7.6) million, respectively, during the three and six months ended December 31, 2009, primarily due to decline in gross profit.

Total other income in the three and six months ended December 31, 2010 was $1.7 million and $4.2 million, respectively, as compared to $3.7 million and $8.8 million, respectively, in the three and six months ended December 31, 2009. These changes were primarily due to higher interest expense and lower net realized and unrealized gains in the three and six months ended December 31, 2010, as compared to the three and six months ended December 31, 2009.

During the three and six months ended December 31, 2010, we recorded income tax expense of $0.1 million and $0.4 million compared to income tax benefit of $2.9 million and $2.5 million, respectively, recorded during the three and six months ended December 31, 2009. Income tax benefit for the three and six month periods ended December 31, 2009 was primarily attributable to federal legislation allowing a five year net operating loss carryback period for net operating losses incurred in tax years that ended in 2008 and 2009. This legislation allowed us to claim additional income tax receivable and record a corresponding decrease in our deferred tax assets relating to our net operating loss carryovers, thereby reducing the valuation allowance recorded as of June 30, 2009 and resulting in income tax benefit for the three and six months ended December 31, 2009.

As a result of the forgoing factors, we recorded a net loss of $(8.9) million, or $(0.59) per common share, for the three months ended December 31, 2010, compared to net income of $1.4 million, or $0.10 per common share, for the three months ended December 31, 2009. Net loss in the first half of fiscal 2011 was $(18.8) million, or $(1.25) per common share, as compared to net income of $3.6 million, or $0.25 per common share, in the first half of fiscal 2010.

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

As of December 31, 2010 there were no futures or options contracts in place as an interest rate hedge. The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2010. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities and related futures and options.

	Market Value at December 31, 2010			Changes in Market Value of Total Portfolio
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio
	(In thousands)
–150 basis points	$34,936	$—	$34,936	$754
–100 basis points	$34,848	$—	$34,848	$667
Unchanged	$34,182	$—	$34,182	$—
+100 basis points	$32,642	$—	$32,642	$(1,540)
+150 basis points	$31,704	$—	$31,704	$(2,478)

Our revolving line of credit with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. Effective September 1, 2010, the interest rate on the line usage was amended to a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%, based on modified

Monthly Average Excess Availability levels. As of December 31, 2010, we had borrowed $30.3 million, utilized $3.2 million of our letters of credit sub-limit, and had excess availability of $16.5 million under the credit facility. The interest rate on the Company’s outstanding borrowings at December 31, 2010 was 3.75%.

The following table demonstrates the impact of interest rate changes on our interest expense under the revolving credit facility for a full year based on the outstanding balance and interest rate as of December 31, 2010:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.25%	$682
–100 basis points	2.75%	$834
Unchanged	3.75%	$1,137
+100 basis points	4.75%	$1,440
+150 basis points	5.25%	$1,592

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price green coffee inventory on the last-in, first-out (LIFO) basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. From time to time we may hold a mix of futures contracts and options to protect against volatile green coffee price changes. Gains and losses on these derivative instruments are realized immediately in “Other income (expense).”

The following table demonstrates the impact of hypothetical changes in the market value of coffee cost on the market value of our coffee inventory and coffee forward purchase contracts as of December 31, 2010:

	Market Value			Change in Market Value
Coffee Cost Change	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
	(In thousands)
–10%	$39,000	$(397)	$38,603	$(397)	$(4,630)
Unchanged	$43,630	$310	$43,940	$—	$—
10%	$48,000	$397	$48,397	$397	$4,370

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2010.

As of December 31, 2010, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Certain statements contained in this quarterly report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, fluctuations in availability and cost of green coffee, competition, organizational changes, our failure to realize synergies from the integration of the CBI and DSD Coffee Business acquisitions, our ability to refinance or replace our existing credit facility upon its expiration, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC.

You should consider each of the following factors as well as the other information in this report and in our Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2010, including our financial statements and the related notes, in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations. In that case, the trading price of our common stock could decline.

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

OUR EXISTING CREDIT FACILITY EXPIRES IN FEBRUARY 2012. WE MAY BE UNABLE TO REPLACE OR RENEGOTIATE THIS CREDIT FACILITY ON ACCEPTABLE TERMS.

Our existing credit facility expires in February 2012. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, or other purposes in the future, as needed. If future cash flow from operations and other sources of funds are insufficient to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, or obtain additional equity capital. A return to recent tight credit markets may make replacement financing more expensive and difficult to obtain. There can be no assurance that we will be able to refinance our credit facility on a timely basis or on satisfactory terms, if at all. The inability to obtain additional or replacement financing could have a material adverse effect on our liquidity.

OUR LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, AND LIMIT OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY OR OUR INDUSTRY.

We have a $50 million senior secured revolving credit facility. As of January 15, 2011, approximately $31.8 million was outstanding under this credit facility. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to a decrease in our net income. Our debt obligations could also:

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

VOLATILITY IN THE EQUITY MARKETS COULD REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO.

We maintain a significant portfolio of fixed-income based investments disclosed as cash equivalents and short term investments on our consolidated balance sheet. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. We seek to mitigate these risks with the help of our investment advisors by generally investing in high quality securities and continuously monitoring the overall risk of our portfolio. To date, we have not realized any material impairment within our investment portfolio. If the Company’s operating losses continue, a portion or all of this investment portfolio may be liquidated to fund those losses.

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

WE MAY FAIL TO REALIZE THE EXPECTED SYNERGIES AND OTHER BENEFITS OF THE INTEGRATION OF THE DSD COFFEE BUSINESS, WHICH COULD ADVERSELY AFFECT OUR FUTURE RESULTS.

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

At the end of fiscal 2010, the projected benefit obligation of our defined benefit pension plans was $114.7 million and assets were $66.0 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $4.9 million in contributions to our pension plans in fiscal 2011 and record an accrued expense of approximately $9.8 million per year beginning in fiscal 2011. We have made approximately $3.2 million in contributions to pension plans and recorded accrued pension expense of approximately $4.8 million during the first half of fiscal 2011. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

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

As of December 31, 2010, we had a goodwill balance of $5.3 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our $5.3 million goodwill balance in future periods, including, but not limited to:

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

We also test our other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of December 31, 2010, we had $23.4 million of long-lived intangible assets, including $5.3 million of goodwill.

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

As of February 8, 2011, members of the Farmer family or entities controlled by the Farmer family (including trusts and a family partnership) as a group beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

Name	Title	Date

/s/ ROGER M. LAVERTY III Roger M. Laverty III	President and Chief Executive Officer (principal executive officer)	February 9, 2011

/s/ JEFFREY A. WAHBA Jeffrey A. Wahba	Treasurer and Chief Financial Officer (principal financial officer)	February 9, 2011

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3	Second Amendment to Asset Purchase Agreement, dated December 17, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.6	Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.7	Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).

10.8	Amendment No. 3 to Loan and Security Agreement, dated November 20, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as

Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 9, 2010 and incorporated herein by reference).

10.9	Amendment No. 4 to Loan and Security Agreement and Consent, dated August 31, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2010 filed with the SEC on September 14, 2010 and incorporated herein by reference).

10.10	Letter Agreement regarding Waiver of Event of Default dated May 7, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

10.11	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.12	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed herewith).*

10.13	ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed herewith).

10.14	Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed herewith).

10.15	ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed herewith).

10.16	Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.17	Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.18	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.19	Employment Agreement, dated as of March 14, 2009, by and between Farmer Bros. Co. and Heidi L. Modaro (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.20	Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.21	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.22	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.23	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.24	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.25	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.26	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.27	Form of Target Award Notification Letter (Fiscal 2011) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2010 and incorporated herein by reference).*

10.28	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.29	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed herewith).*

10.30	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedules of indemnitees attached) (filed herewith).*

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management contract or compensatory plan or arrangement.