Form 10-Q
period 2011-03-31
FARMER BROTHERS CO
filed 2011-05-10
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On May 6, 2011, the registrant had 16,205,357 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31, 2011	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,685	$4,149
Short-term investments	26,899	50,942
Accounts and notes receivable, net	43,903	42,596
Inventories	88,001	83,712
Income tax receivable	58	5,840
Deferred income taxes	4	4
Prepaid expenses	4,402	2,713

Total current assets	166,952	189,956

Property, plant and equipment, net	119,026	120,372
Goodwill and other intangible assets, net	22,556	25,242
Other assets	2,349	2,492
Deferred income taxes	1,059	1,059

Total assets	311,942	339,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	34,695	34,053
Accrued payroll expenses	16,292	14,661
Short-term borrowings under revolving credit facility	29,656	37,163
Short-term obligations under capital leases	1,575	724
Deferred income taxes	266	264
Other current liabilities	10,428	11,681

Total current liabilities	92,912	98,546

Accrued postretirement benefits	23,282	22,185
Long-term obligations under capital leases	7,459	3,137
Accrued pension liabilities	48,049	43,497
Accrued workers’ compensation liabilities	4,408	4,388
Deferred income taxes	1,772	1,773

Total liabilities	177,882	173,526

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,206,517 and 16,164,179 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	16,207	16,164
Additional paid-in capital	35,869	37,468
Retained earnings	152,120	186,900
Unearned ESOP shares	(30,437)	(35,238)
Less accumulated other comprehensive loss	(39,699)	(39,699)

Total stockholders’ equity	134,060	165,595

Total liabilities and stockholders’ equity	$311,942	$339,121

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	$116,732	$111,002	$344,702	$343,354
Cost of goods sold	74,871	61,741	213,880	188,697

Gross profit	41,861	49,261	130,822	154,657

Selling expenses	43,311	46,771	130,098	135,737
General and administrative expenses	13,013	11,778	37,749	35,809

Operating expenses	56,324	58,549	167,847	171,546

Loss from operations	(14,463)	(9,288)	(37,025)	(16,889)

Other income (expense)
Dividend income	531	849	2,128	2,382
Interest income	32	73	144	1,101
Interest expense	(529)	(290)	(1,412)	(1,455)
Other income	1,289	1,871	4,690	9,237

Total other income, net	1,323	2,503	5,550	11,265

Loss before taxes	(13,140)	(6,785)	(31,475)	(5,624)
Income tax expense (benefit)	56	(210)	506	(2,665)

Net loss	$(13,196)	$(6,575)	$(31,981)	$(2,959)

Basic and diluted net loss per common share	$(0.87)	$(0.44)	$(2.13)	$(0.20)

Weighted average common shares outstanding – basic and diluted	15,101,746	14,889,513	15,035,759	14,815,214
Cash dividends declared per common share	$0	$0.115	$0.175	$0.345

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(31,981)	$(2,959)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,627	19,208
Deferred income taxes	(1,772)	—
Loss on sales of assets	72	368
Share-based compensation expense	3,245	3,711
Net gain on investments	(3,034)	(8,864)
Change in operating assets and liabilities:
Short-term investments	27,078	(2,998)
Accounts and notes receivable	(1,307)	(4,960)
Inventories	(4,289)	(14,958)
Income tax receivable	5,781	(2,475)
Prepaid expenses and other assets	(1,546)	(855)
Accounts payable	3,613	(1,722)
Accrued payroll expenses and other liabilities	1,274	2,584
Accrued postretirement benefits	1,097	(360)
Other long-term liabilities	5,988	6,630

Net cash provided by (used in) operating activities	27,846	(7,650)

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,435)	(19,715)
Proceeds from sales of property, plant and equipment	1,315	167

Net cash used in investing activities	(14,120)	(19,548)

Cash flows from financing activities:
Proceeds from revolving credit facility	27,850	29,680
Repayments on revolving credit facility	(36,470)	(12,757)
Payments on capital lease obligations	(913)	(615)
Dividends paid	(4,657)	(5,106)

Net cash (used in) provided by financing activities	(14,190)	11,202

Net decrease in cash and cash equivalents	(464)	(15,996)
Cash and cash equivalents at beginning of period	4,149	20,038

Cash and cash equivalents at end of period	$3,685	$4,042

Non-cash investing activities:
Additions to capital leases	$5,546	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. Events occurring subsequent to March 31, 2011 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2011.

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

Coffee Brewing Equipment and Service

The Company records expenses related to coffee brewing equipment provided to customers in cost of goods sold. These costs include depreciation on capitalized equipment and the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts). Cost of coffee brewing equipment and service included in the accompanying consolidated financial statements for the fiscal quarters ended March 31, 2011 and 2010 is $5.4 million and $6.2 million, respectively. Cost of coffee brewing equipment and service included in the accompanying consolidated financial statements for the nine months ended March 31, 2011 and 2010 is $19.4 million and $16.6 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $10.1 million and $9.4 million during the nine months ended March 31, 2011 and 2010, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $2.5 million and $1.6 million in the fiscal quarters ended March 31, 2011 and 2010, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $6.9 million and $4.1 million in the nine months ended March 31, 2011 and 2010, respectively.

Revenue Recognition

Most products are sold and delivered to the Company’s customers at their places of business by the Company’s route sales employees. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.

In connection with the acquisition of the DSD Coffee Business in February 2009, the Company entered into an agreement with Sara Lee Corporation (“Sara Lee”) pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of March 31, 2011 and June 30, 2010, the Company had $4.3 million and $4.1 million of receivables from Sara Lee related to this arrangement, which are included in “Other receivables” (see Note 3).

Earnings (Loss) Per Common Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding (see Note 9), excluding unallocated shares held by the Company’s Employee Stock Ownership Plan. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. Computation of EPS for the three and nine months ended March 31, 2011 does not include the dilutive effect of 182,843 shares issuable under stock options since their inclusion would be anti-dilutive. Computation of EPS for the three and nine months ended March 31, 2010 excludes 104,481 dilutive shares issuable under stock options since their inclusion would be anti-dilutive.

Effective July 1, 2009, the Company began using the “Two-Class Method” to compute EPS. The Two-Class Method considers unvested restricted stock with a right to receive non-forfeitable dividends as participating securities and allocates earnings to participating securities in the computation of EPS. The Company computed EPS using the Two-Class Method for all periods presented. The effect for the three and nine months ended March 31, 2011 and 2010 was not material.

Dividends Declared

The following dividends were declared in the first nine months of fiscal 2011 on the dates indicated (in thousands, except per share amounts):

	Payment date	Dividend amount
Record date		Total	Per share
October 22, 2010	November 8, 2010	$1,858	$0.115
January 28, 2011	February 14, 2011	$969	$0.06

In light of the Company’s current circumstances, the Company’s Board of Directors voted to omit the payment of a quarterly dividend during the upcoming fourth quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

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

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the nine months ended March 31, 2011.

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

New Accounting Pronouncements

No new accounting pronouncements were issued during the quarter ended March 31, 2011 and through the date of this filing that the Company believes are applicable or would have a material impact on the consolidated results of operations, financial condition or cash flows of the Company.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At March 31, 2011 and June 30, 2010, derivative instruments are not designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other income.”

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

The Company’s investments have been grouped as follows at March 31, 2011 and June 30, 2010:

As of March 31, 2011	Total	Level 1	Level 2	Level 3
(In thousands)	(Unaudited)
Preferred stock	$25,583	$7,104	$18,479	$—
Futures, options and other derivatives	$1,316	$1,316	$—	$—

As of June 30, 2010	Total	Level 1	Level 2	Level 3
(In thousands)
Preferred stock	$50,684	$11,946	$38,738	$—
Futures, options and other derivatives	$258	$258	$—	$—

There were no significant transfers of securities between Level 1 and Level 2 as of March 31, 2011 and June 30, 2010.

Investments, consisting of marketable debt and equity securities, money market instruments and various derivative instruments, are held for trading purposes and are stated at fair value. Investments are as follows:

(In thousands)	March 31, 2011	June 30, 2010
	(Unaudited)
Trading securities and derivatives at fair value
Preferred stock	$25,583	$50,684
Futures, options and other derivatives	1,316	258

	$26,899	$50,942

Preferred stock investments as of March 31, 2011 consisted of securities with a fair value of $19.4 million in an unrealized gain position and securities with a fair value of $6.2 million in an unrealized loss position. Preferred stock investments as of June 30, 2010 consisted of securities with a fair value of $36.3 million in an unrealized gain position and securities with a fair value of $14.4 million in an unrealized loss position.

The following tables show gross unrealized losses (although such losses have been recognized in the statements of operations) and fair value for those investments that were in an unrealized loss position as of March 31, 2011 and June 30, 2010, aggregated by the length of time those investments have been in a continuous loss position:

	March 31, 2011 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$312	$(0)	$6,197	$(4,223)

	June 30, 2010
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,889	$(97)	$14,358	$(6,044)

Gains and losses, both realized and unrealized, are included in “Other income” in the consolidated statement of operations. Net realized and unrealized gains and losses are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net realized gains (losses)	$190	$(323)	$190	$1
Net unrealized gains	254	2,180	2,844	8,863

Net realized and unrealized gains	$444	$1,857	$3,034	$8,864

Note 3. Accounts and Notes Receivable, net

(In thousands)	March 31, 2011	June 30, 2010
	(Unaudited)
Trade receivables	$41,883	$39,600
Other receivables	5,541	6,289
Allowance for doubtful accounts	(3,521)	(3,293)

	$43,903	$42,596

Note 4. Inventories

March 31, 2011	Processed	Unprocessed	Total
(In thousands)	(Unaudited)
Coffee	$20,839	$23,507	$44,346
Tea and culinary products	27,647	3,171	30,818
Coffee brewing equipment	5,697	7,140	12,837

	$54,183	$33,818	$88,001

June 30, 2010	Processed	Unprocessed	Total
(In thousands)
Coffee	$22,230	$16,765	$38,995
Tea and culinary products	28,833	3,145	31,978
Coffee brewing equipment	5,849	6,890	12,739

	$56,912	$26,800	$83,712

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

Note 5. Employee Benefit Plans

The Company provides pension plans for most full-time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Certain retirees are also eligible for medical, dental and vision benefits.

Company Pension Plans

The Company has a defined benefit pension plan for the majority of its employees who are not covered under a collective bargaining agreement (Farmer Bros. Co. Pension Plan) and two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement (Brewmatic Pension Plan and Farmer Bros. Co. Hourly Employees’ Pension Plan ). The net periodic benefit costs for the defined benefit pension plans are as follows:

Components of net periodic benefit cost

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
(In thousands)	(Unaudited)
Service cost	$1,300	$1,097	$3,900	$3,292
Interest cost	1,569	1,527	4,708	4,581
Expected return on plan assets	(1,329)	(1,204)	(3,987)	(3,613)
Amortization of net (gain)/loss*	836	856	2,507	2,567
Amortization of prior service cost/(credit)*	41	41	123	124

Net periodic benefit cost	$2,417	$2,317	$7,251	$6,951

*	These amounts represent the estimated portion of the net (gain)/loss and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2011	2010
Discount rate	5.60%	6.25%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%

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

The Company intends to freeze benefit accruals under the Farmer Bros. Co. Pension Plan as of June 30, 2011 and stop the accrual of future benefits. As a result of this action, the Company expects to record approximately $1.4 million in estimated curtailment loss in the upcoming fourth quarter of fiscal 2011.

Postretirement Medical, Dental and Vision Benefits

The Company sponsors an unfunded postretirement medical, dental and vision plan that covers qualified non-union retirees and certain qualified union retirees. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, but subject to a maximum monthly Company contribution.

The following table shows the components of net periodic postretirement benefit cost for the three and nine months ended March 31, 2011 and 2010:

Components of net periodic postretirement benefit cost

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
(In thousands)	(Unaudited)
Service cost	$474	$373	$1,422	$1,119
Interest cost	314	310	942	930
Expected return on plan assets	—	—	—	—
Amortization of net (gain)/loss	(180)	(258)	(540)	(774)
Amortization of transition (asset)/obligation	—	—	—	—
Amortization of prior service cost/(credit)	(58)	(58)	(174)	(174)

Net periodic postretirement benefit cost	$550	$367	$1,650	$1,101

Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2011	2010
Discount rate	5.52%	6.61%

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

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in the assets of the Borrowers, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate was 3.75% at March 31, 2011.

On August 31, 2010, the Company and its wholly owned subsidiaries entered into Amendment No. 4 to Loan and Security Agreement (the “Amendment”) with Wells Fargo pursuant to which effective March 31, 2010, certain collateral reporting, dividend payment, and financial covenants were modified. Effective September 1, 2010, the Amendment also amended the range of interest rates on the line usage based on modified Monthly Average Excess Availability levels. The range is PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. As of March 31, 2011, the Company was in compliance with all restrictive covenants under the Loan Agreement.

On March 31, 2011, the Company was eligible to borrow up to a total of $50.0 million under the credit facility. As of March 31, 2011, the Company had borrowed $29.7 million of this amount, utilized $3.1 million of its letters of credit sub-limit, and had excess availability of $17.2 million under the credit facility.

As described above, the Company maintains a $50 million senior secured revolving credit facility with Wells Fargo. Although the Company expects further synergies from integrating the DSD Coffee Business with its operations, and additional operating cost reductions, the realization and timing of these improvements are uncertain. Based on the Company’s current operations and anticipated cost management and operating improvements, management believes this credit facility, to the extent available, in addition to the Company’s cash flow from operations and other liquid assets will be adequate to meet its liquidity needs through the current term of the credit facility. However, there can be no assurance that the Company’s business will generate sufficient cash flow from operations or that anticipated cost savings and operating improvements will be realized or that future borrowings will be available to the Company in an amount sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs. The Company’s credit facility will expire in February 2012. Management cannot provide assurances that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

Note 7. Stock-Based Compensation

Stock Options

On December 9, 2010, the Company granted 207,656 shares issuable upon the exercise of non-qualified stock options with an exercise price of $18.03 per share to eligible employees, officers and directors under the Farmer Bros. Co. 2007 Omnibus Plan (the “Plan”). Shares under the options ratably vest over a three-year period. Following are the weighted average assumptions used in the Black-Scholes Merton valuation model for the grants issued during the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011	2010
Weighted average fair value of options	$8.17	$6.14
Pre-vest forfeiture rate	6.50%	6.50%
Risk-free interest rate	2.80%	2.57%
Dividend yield	2.00%	2.50%
Average expected life	6.00 years	6.00 years
Expected stock price volatility	54.90%	41.20%

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

The following table summarizes stock option activity for the nine months ended March 31, 2011:

(Unaudited)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2010	404,943	$20.17	$6.25	5.8	$—
Granted	207,656	$18.03	$8.17	—	$—
Cancelled/forfeited	(80,839)	$20.24	$6.42	—	$—

Outstanding at March 31, 2011	531,760	$19.32	$6.97	5.7	$—

Vested and exercisable, March 31, 2011	182,843	$21.18	$6.32	4.7	$—
Vested and expected to vest, March 31, 2011*	361,162	$19.75	$6.78	5.6	$—

*	Excludes Mr. Laverty’s 134,713 unvested shares issuable under stock options that are expected to be cancelled when he retires on June 30, 2011.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $12.12 at March 31, 2011, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of March 31, 2011, there was approximately $1.9 million of unrecognized compensation cost related to stock options and 104,124 shares vested during the nine months ended March 31, 2011. Compensation expense recognized in general and administrative expenses in each of the three months ended March 31, 2011 and 2010 was $0.3 million and $0.1 million, respectively, and in each of the nine months ended March 31, 2011 and 2010 was $0.6 million and $0.3 million, respectively.

Restricted Stock

Shares of restricted stock vest at the end of three years from the grant date for eligible employees and officers who are employees. Shares of restricted stock vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock that is ultimately expected to vest. Restricted stock based compensation expense recognized in general and administrative expenses in each of the three months ended March 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively. Restricted stock based compensation expense recognized in general and administrative expenses in each of the nine months ended March 31, 2011 and 2010 was $0.4 million and $0.2 million, respectively. As of March 31, 2011, there was approximately $1.2 million of unrecognized compensation cost related to restricted stock. During the nine months ended March 31, 2011, 20,274 shares of restricted stock vested.

The following table summarizes restricted stock activity for the nine months ended March 31, 2011:

(Unaudited)	Shares Awarded	Weighted Average Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value* (In thousands)
Outstanding at June 30, 2010	80,208	$19.91	2.0	$1,210
Granted	53,595	$18.03	—	$966
Vested	(20,274)	$21.49	—	$327
Cancelled/Forfeited	(11,257)	$19.87	—	$175

Outstanding at March 31, 2011	102,272	$18.62	2.1	$1,240

Expected to vest, March 31, 2011**	63,356	$18.52	2.0	$768

*	Aggregate intrinsic value is based on closing price of the Company’s common stock on each of the transaction dates.
**	Excludes Mr. Laverty’s 28,944 unvested shares that are expected to be cancelled when he retires on June 30, 2011.

Note 8. Severance Costs

On March 31, 2011, Roger M. Laverty III notified the Board of Directors of his intent to step down as an executive officer of the Company effective April 19, 2011, and retire as a director effective June 30, 2011. Pursuant to the Separation Agreement, dated as of April 1, 2011, (the “Separation Agreement”), between the Company and Mr. Laverty, Mr. Laverty will be entitled to receive salary continuation of $425,000 over a twelve-month period commencing August 19, 2011, a $300,000 lump-sum payment to be paid on August 1, 2011, and an $18,750 lump-sum payment to be paid on January 1, 2012. In addition, Mr. Laverty is entitled to partially Company-paid COBRA continuation of company-provided health coverage. The Company has accrued these severance costs totaling $0.7 million in accrued payroll expenses and included them in general and administrative expenses in the consolidated statement of operations for the three and nine months ended March 31, 2011.

During the quarter ended March 31, 2011, the Company realigned its sales division and reduced its headcount by approximately 80 full-time employees in an effort to focus on customer retention and increase market share in key markets. In connection with this realignment, the Company recorded severance costs of approximately $1.0 million, of which $0.7 million was recorded in selling expenses, $0.2 million was recorded in general and administrative expenses and $0.1 million was recorded in cost of goods sold in the consolidated statement of operations for the three and nine months ended March 31, 2011. Approximately $0.2 million of these severance costs have been paid through March 31, 2011, $0.7 million is expected to be paid in the fourth quarter of fiscal 2011 and $0.1 million is expected to be paid in fiscal 2012.

The following table shows activity in the accrued severance costs related to the reduction in workforce:

(Unaudited)	(In thousands)
Beginning balance	$—
Accrued severance costs-workforce reduction	968
Payments	(177)

Ending balance at March 31, 2011	$791

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

After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company’s deferred tax assets. Accordingly, the Company increased its valuation allowance by $5.0 million in the fiscal quarter ended March 31, 2011 to $56.8 million.

A summary of the income tax expense (benefit) recorded in the three and nine months ended March 31, 2011 and 2010 is as follows:

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)
Loss before taxes	$(13,140)	$(6,785)	$(31,475)	$(5,624)

Income tax provision at federal statutory rate	(4,467)	(2,307)	(10,701)	(1,913)
State income taxes and credits	(522)	292	(1,305)	514
Dividends received deduction	(4)	1,367	(500)	1,022
Valuation allowance	5,047	2,565	12,943	2,255
Change in valuation allowance from refund as a result of tax law change	—	(1,582)	—	(4,086)
Other permanent items	2	(545)	69	(457)

Income tax expense (benefit)	$56	$(210)	$506	$(2,665)

As of March 31, 2011 and June 30, 2010, the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	March 31, 2011	June 30, 2010
	(Unaudited)
Total unrecognized tax benefits*	$5,218	$5,218
Unrecognized benefits that, if recognized, would affect the Company’s effective tax rate*	$4,953	$4,953
____________
* Excluding interest and penalties

The Company is currently appealing the results of an Internal Revenue Service audit of the Company’s amended federal returns filed in September 2009, and the State of California is conducting a state examination of the Company’s open tax years. The Company believes it is reasonably possible that $4.9 million of its total unrecognized tax benefits could be released in the next twelve months upon the conclusion of the appeal and the examination.

Note 10. Net Income (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share data)	2011	2010	2011	2010
	(Unaudited)
Net loss attributable to common stockholders - basic	$(13,116)	$(6,538)	$(31,746)	$(2,947)
Effect of dilutive securities:
Net loss attributable to unvested restricted stockholders	(80)	(37)	(235)	(12)

Total net loss	$(13,196)	$(6,575)	$(31,981)	$(2,959)

Weighted average common shares outstanding - basic	15,101,746	14,889,513	15,035,759	14,815,214
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—

Weighted average common shares outstanding - diluted	15,101,746	14,889,513	15,035,759	14,815,214

Basic net loss per common share	$(0.87)	$(0.44)	$(2.13)	$(0.20)

Diluted net loss per common share	$(0.87)	$(0.44)	$(2.13)	$(0.20)

Note 11. Commitments and Contingencies

Contractual obligations for the remainder of the current fiscal year ending June 30, 2011 and future fiscal years are as follows (in thousands):

	Contractual Obligations (Unaudited)
	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations
Three months ending June 30, 2011	$579	$1,574	$5,285
Year ending June 30, 2012	2,210	5,018	5,449
Year ending June 30, 2013	2,171	4,012	5,759
Year ending June 30, 2014	2,042	3,309	5,987
Year ending June 30, 2015	1,994	2,497	6,410
Thereafter	2,102	4,778	39,900

		$21,188	$68,790

Total minimum lease payments	$11,098
Less: imputed interest (4.1% to 13.6%)	(2,064)

Present value of future minimum lease payments	$9,034
Less: current portion	1,575

Long-term capital lease obligations	$7,459

The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part I Item 1 of this report and with the “Risk Factors” described in Part II Item 1A of this report.

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

All outstanding obligations under the Loan Agreement are collateralized by perfected security interests in our assets, excluding the preferred stock held in investment accounts. The revolving line provides for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Loan Agreement has an unused commitment fee of 0.375%. The interest rate varies based upon line usage, borrowing base availability and market conditions. The interest rate on the Company’s outstanding borrowings was 3.75% at March 31, 2011. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value.

On August 31, 2010, we entered into Amendment No. 4 to Loan and Security Agreement with Wells Fargo (the “Amendment”) pursuant to which effective March 31, 2010, certain collateral reporting, dividend payment, and financial covenants were modified. Effective September 1, 2010, the Amendment also amended the range of interest rates on the line usage based on modified Monthly Average Excess Availability levels. The range is PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. As of March 31, 2011, we were in compliance with all restrictive covenants under the Loan Agreement.

On March 31, 2011, we were eligible to borrow up to a total of $50.0 million under the credit facility. As of March 31, 2011, we had borrowed $29.7 million, utilized $3.1 million of our letters of credit sub-limit, and had excess availability under the credit facility of $17.2 million. As of April 16, 2011, approximately $32.8 million was outstanding under this credit facility.

Liquidity

In the first nine months of fiscal 2011, we continued to focus on streamlining our operations including, where appropriate, expense reductions, asset redeployment and improvements in operating efficiencies and automation intended to improve our operating results. We increased our selling prices in response to substantial increases in the cost of raw materials for coffee, tea and culinary products. In addition, we implemented a number of initiatives intended to reduce the cost of our operations, including headcount reductions, initiatives to reduce inventory levels and tighten our management of accounts receivables, cost-sharing measures to address increases in employee healthcare costs, reduction in severance benefits, automation of certain functions including the centralization of certain IT functions, and initiatives to reduce the use of outside services. We intend to freeze benefit accruals under the Farmer Bros. Co. Pension Plan as of June 30, 2011 and stop the accrual of future benefits. We also intend to continue to sell our excess real estate where appropriate and have renegotiated lease arrangements on real estate on more favorable terms in light of current market conditions. In the first nine months of fiscal 2011, we sold a portion of our investments in preferred stock in order to diversify our liquid assets and to pay down a portion of the outstanding balance on our revolving credit facility.

During the nine months ended March 31, 2011, we capitalized $15.4 million in property and equipment purchases which included $10.1 million in expenditures to replace normal wear and tear of coffee brewing equipment, $3.4 million in building and facility improvements, $1.3 million in expenditures for vehicles, and machinery and equipment, and $0.5 million in information technology related expenditures. In addition, during the nine months ended March 31, 2011, we acquired equipment and trucks under capital leases totaling $5.5 million.

Our expected capital expenditures for fiscal 2011 included completion of the installation of the two roasters and other production equipment at our Torrance facility and expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment. As of December 31, 2010, we had substantially completed all capital expenditures associated with installation of the two roasters.

As described above, we maintain a $50 million senior secured revolving credit facility with Wells Fargo. Although we expect further synergies from integrating the DSD Coffee Business with our operations, and additional operating cost reductions, the realization and timing of these improvements are uncertain. Based on our current operations and anticipated cost management and operating improvements, we believe this credit facility, to the extent available, in addition to our cash flow from operations and other liquid assets, will be adequate to meet our liquidity needs through the current term of our credit facility. However, there can be no assurance that our business will generate sufficient cash flow from operations or that anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our credit facility will expire in February 2012. We cannot provide assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Our working capital is comprised of the following:

(In thousands)	As of March 31, 2011	As of June 30, 2010
	(Unaudited)
Current assets	$166,952	$189,956
Current liabilities	92,912	98,546

Working capital	$74,040	$91,410

Liquidity Information

(In thousands)	For the Nine Months Ended March 31, 2011	For the Twelve Months Ended June 30, 2010
	(Unaudited)
Capital expenditures	$15,435	$28,484
Dividends paid	$4,657	$6,939

(In thousands)	As of March 31, 2011	As of June 30, 2010
	(Unaudited)
Dividends payable	$—	$1,849

In light of the Company’s current circumstances, the Company’s Board of Directors voted to omit the payment of a quarterly dividend during the upcoming fourth quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

As of March 31, 2011, we had no material commitments for capital expenditures other than those described above.

Results of Operations

Our net sales in the three months ended March 31, 2011 increased $5.7 million, or 5%, to $116.7 million as compared to $111.0 million during the three months ended March 31, 2010. Although sales in dollars increased 5% in the three months ended March 31, 2011 compared to the same period in the prior year, sales in units decreased 4%. Our net sales in the first nine months of fiscal 2011 increased $1.3 million, or 0.4%, to $344.7 million as compared to $343.4 million in the first nine months of fiscal 2010. Although sales in dollars increased 0.4% in the nine months ended March 31, 2011 compared to the same period in the prior year, sales in units decreased 0.5%. The increases were primarily due to the increases in list prices of our coffee, cappuccino, cocoa and selected spice products, offset in part by the effect of a decrease in the number of customers who purchased our products as compared to the same periods in the prior year.

Gross profit in the three months ended March 31, 2011 decreased $7.4 million, or 15%, to $41.9 million, as compared to $49.3 million during the three months ended March 31, 2010. Gross margin decreased to 36% in the three months ended March 31, 2011 from 44% in the comparable period in the prior fiscal year. There was a $0.90 per pound increase in the list price of coffee products effective March 2011. Gross profit during the first nine months of fiscal 2011 decreased $23.8 million, or 15%, to $130.8 million, as compared to $154.6 million during the first nine months of fiscal 2010. Gross margin decreased to 38% in the first nine months of fiscal 2011 from 45% in the first nine months of fiscal 2010. This decrease in gross margin is primarily due to (1) increased raw material costs including a 78% increase in the cost of green coffee beans since the start of the current fiscal year which has only been partly offset by price increases for finished goods, (2) increased coffee brewing equipment and service costs, and (3) changes in the mix of our customers and the products we sell to them.

Operating expenses in the three months ended March 31, 2011 decreased $2.2 million, or 4%, to $56.3 million, or 48% of sales, from $58.5 million, or 53% of sales, in the comparable period of fiscal 2010. During the first nine months of fiscal 2011, operating expenses decreased $3.7 million, or 2%, to $167.8 million, or 49% of sales, as compared to $171.5 million, or 50% of sales, in the first nine months of fiscal 2010. The reduction in operating expenses in the three and nine months ended March 31, 2011, as compared to the same periods in the prior year, is primarily due to lower payroll and related expenses resulting from a reduction in number of employees offset in part by higher freight and fuel costs, and severance costs. Operating expenses in the three and nine months ended March 31, 2011 include severance costs associated with the realignment of our sales division and reduction in headcount by approximately 80 full-time employees in the amount of $0.8 million recorded during the third quarter ended March 31, 2011. Operating expenses in the three and nine months ended March 31, 2011 also include severance costs in the amount of $0.7 million recorded pursuant to the Separation Agreement between the Company and Mr. Laverty as described above in Note 8 to our unaudited consolidated financial statements.

Loss from operations in the three and nine months ended March 31, 2011 was $(14.5) million and $(37.0) million, respectively, as compared to $(9.3) million and $(16.9) million, respectively, during the three and nine months ended March 31, 2010, primarily due to decline in gross profit.

Total other income in the three and nine months ended March 31, 2011 was $1.3 million and $5.6 million, respectively, as compared to $2.5 million and $11.3 million, respectively, in the three and nine months ended March 31, 2010. These changes were primarily due to higher interest expense and lower net realized and unrealized gains on a smaller investment portfolio in the three and nine months ended March 31, 2011, as compared to the three and nine months ended March 31, 2010.

During the three and nine months ended March 31, 2011, we recorded income tax expense of $0.1 million and $0.5 million compared to income tax benefit of $0.2 million and $2.7 million, respectively, recorded during the three and nine months ended March 31, 2010. Income tax benefit for the three and nine month periods ended March 31, 2010 was primarily attributable to federal legislation allowing a five year net operating loss carryback period for net operating losses incurred in tax years that ended in 2008 and 2009. This legislation allowed us to claim additional income tax receivable and record a corresponding decrease in our deferred tax assets relating to our net operating loss carryovers, thereby reducing the valuation allowance recorded as of June 30, 2009 and resulting in income tax benefit for the three and nine months ended March 31, 2010.

As a result of the forgoing factors, we recorded a net loss of $(13.2) million, or $(0.87) per common share, for the three months ended March 31, 2011, compared to $(6.6) million, or $(0.44) per common share, for the three months ended March 31, 2010. Net loss in the first nine months of fiscal 2011 was $(32.0) million, or $(2.13) per common share, as compared to $(3.0) million, or $(0.20) per common share, in the first nine months of fiscal 2010.

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

The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the U.S. Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options. As of March 31, 2011 there were no futures or options contracts in place as an interest rate hedge.

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings and market yield and price relationships at March 31, 2011. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings and the yields on U.S. Treasury securities.

	Market Value at March 31, 2011			Changes in Market Value of Total Portfolio
Interest Rate Changes	Preferred Securities	Futures and Options	Total Portfolio
	(In thousands)
–150 basis points	$26,357	$—	$26,357	$774
–100 basis points	$26,267	$—	$26,267	$684
Unchanged	$25,583	$—	$25,583	$—
+100 basis points	$24,324	$—	$24,324	$(1,259)
+150 basis points	$23,553	$—	$23,553	$(2,030)

Our revolving credit facility with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. Effective September 1, 2010, the interest rate on the line usage was amended to a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%, based on modified Monthly Average Excess Availability levels. As of March 31, 2011, we had borrowed $29.7 million, utilized $3.1 million of our letters of credit sub-limit, and had excess availability of $17.2 million under the credit facility. The interest rate on the Company’s outstanding borrowings at March 31, 2011 was 3.75%.

The following table demonstrates the impact of interest rate changes on our interest expense under the revolving credit facility for a full year based on the outstanding balance and interest rate as of March 31, 2011:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.25%	$738
–100 basis points	2.75%	$902
Unchanged	3.75%	$1,230
+100 basis points	4.75%	$1,558
+150 basis points	5.25%	$1,722

Commodity Price Risk

We are exposed to commodity price risk arising from changes in the market price of green coffee. We price green coffee inventory on the last-in, first-out (LIFO) basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, price increases cannot always be passed on to our customers. From time to time we may hold a mix of futures contracts and options to protect against volatile green coffee price changes. Gains and losses on these derivative instruments are realized immediately in “Other income (expense).”

The following table demonstrates the impact of hypothetical changes in the market value of coffee cost on the market value of our coffee inventory and coffee forward purchase contracts as of March 31, 2011:

	Market Value			Change in Market Value
Coffee Cost Change	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
	(In thousands)
–10%	$40,000	$(1,406)	$38,594	$(1,406)	$(4,346)
Unchanged	$44,346	$1,316	$45,662	$—	$—
10%	$49,000	$1,406	$50,406	$1,406	$4,654

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2011.

As of March 31, 2011, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Interim Co-Chief Executive Officers and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations. As a result, these organizations or others may succeed in raising green coffee prices.

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

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee on forward contracts for delivery as long as twelve months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce our potential price risk exposure we have, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Part I Item 3 of this report.

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

We have a $50 million senior secured revolving credit facility. As of April 16, 2011, approximately $32.8 million was outstanding under this credit facility. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to a decrease in our net income. Our debt obligations could also:

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

VOLATILITY IN THE EQUITY MARKETS COULD REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO.

We maintain a significant portfolio of fixed-income based investments disclosed as cash equivalents and short-term investments on our consolidated balance sheet. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. We seek to mitigate these risks with the help of our investment advisors by generally investing in high quality securities and continuously monitoring the overall risk of our portfolio. To date, we have not realized any material impairment within our investment portfolio. If the Company’s operating losses continue, a portion or this entire investment portfolio may be liquidated to fund those losses.

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

At the end of fiscal 2010, the projected benefit obligation of our defined benefit pension plans was $114.7 million and assets were $66.0 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $4.9 million in contributions to our pension plans in fiscal 2011 and record an accrued expense of approximately $9.8 million in fiscal 2011. We have made approximately $4.4 million in contributions to pension plans and recorded accrued pension expense of approximately $6.6 million during the first nine months of fiscal 2011. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

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

EMPLOYEE STRIKES AND OTHER LABOR-RELATED DISRUPTIONS MAY ADVERSELY AFFECT OUR OPERATIONS.

We have union contracts relating to a significant portion of our workforce. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future. There are potential adverse effects of labor disputes with our own employees or by others who provide transportation (shipping lines, truck drivers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. These actions could restrict our ability to obtain process and/or distribute our products.

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

As of March 31, 2011, we had a goodwill balance of $5.3 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our $5.3 million goodwill balance in future periods, including, but not limited to:

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

We also test our other long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may be impaired. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of a significant amount of our long-lived intangible or tangible assets. As of March 31, 2011, we had $22.6 million of long-lived intangible assets, including $5.3 million of goodwill.

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

As of May 6, 2011, members of the Farmer family or entities controlled by the Farmer family (including trusts and a family partnership) as a group beneficially owned approximately 40% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

As directed by Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Compliance with SOX Section 404 has been a challenge for many companies. Our ability to continue to comply is uncertain as we expect that our internal controls will continue to evolve as our business activities change. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are designed, documented, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, which may be identified in future periods.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ JEFFREY A. WAHBA Jeffrey A. Wahba	Interim Co-Chief Executive Officer, (principal executive officer) Treasurer and Chief Financial Officer (principal financial officer)	May 10, 2011

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3	Second Amendment to Asset Purchase Agreement, dated December 17, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 9, 2010 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.6	Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.7	Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).

10.8	Amendment No. 3 to Loan and Security Agreement, dated November 20, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 9, 2010 and incorporated herein by reference).

10.9	Amendment No. 4 to Loan and Security Agreement and Consent, dated August 31, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2010 filed with the SEC on September 14, 2010 and incorporated herein by reference).

10.10	Letter Agreement regarding Waiver of Event of Default dated May 7, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

10.11	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.12	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.13	ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.14	Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.15	ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.16	Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.17	Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.18	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.19	Separation Agreement, dated as of April 1, 2011, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011 and incorporated herein by reference).*

10.20	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.21	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.22	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.23	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.24	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.25	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.26	Form of Target Award Notification Letter (Fiscal 2011) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2010 and incorporated herein by reference).*

10.27	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.28	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed herewith).*

10.29	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed herewith).*

31.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Management contract or compensatory plan or arrangement.