Form 10-K
period 2011-06-30
FARMER BROTHERS CO
filed 2011-09-13
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

(Address of Principal Executive Offices; Zip Code)

Registrant’s telephone number, including area code 310-787-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2010 was $142.6 million.

As of September 9, 2011 the registrant had 16,186,372 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or 10-K/A will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Overview

Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “our” or “Farmer Bros.”) is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. We are direct distributors of coffee to restaurants, hotels, casinos, hospitals and other foodservice providers, and are providers of private brand coffee programs to grocery retailers, restaurant chains, convenience stores, and independent coffee houses, nationwide. We were founded in 1912, were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.

Business Strategy

Our mission is to “sell great coffee, tea and culinary products and provide superior service—one customer at a time.” We reach our customers in two ways: through our nationwide Direct-Store-Delivery (“DSD”) network of approximately 500 delivery routes, 114 branch locations and six distribution centers, and by using the distribution channels of our national retail and institutional customers. We differentiate ourselves in the marketplace through our customer service model. We offer value-added services including beverage equipment service, menu solutions, wherein we recommend products, how these products are prepared in the kitchen and presented on the menu, and hassle-free inventory and product procurement management to our foodservice customers. These services are conducted primarily in person through Regional Sales Representatives, or RSR’s, who develop personal relationships with chefs, restaurant owners and food buyers at their drop off locations. We also provide comprehensive coffee programs, including private brand development, green coffee procurement, category management, and supply chain management to our national retail customers.

We manufacture and distribute products under our own brands, as well as under private labels on behalf of certain customers. Our branded products are sold primarily into the foodservice channel, and are comprised of both national and regional brands. Our leading national brands include the Farmer Brothers® and Superior® brands, as well as the popular Sierra®, Metropolitan®, Prebica® and Panache® brands. We also market such regional brands as Cain’s®, McGarvey®, and Ireland®, each maintaining loyal customers in its respective geographies.

Since 2007, Farmer Brothers has achieved growth, primarily due to the acquisition in 2007 of Coffee Bean Holding Co. , Inc., a Delaware corporation (“CBH”), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee manufacturer and wholesaler headquartered in Portland, Oregon (the “CBI Acquisition”), and the acquisition in 2009 from Sara Lee Corporation (“Sara Lee”) of certain assets used in connection with their DSD coffee business in the United States (the “DSD Coffee Business”). The DSD Coffee Business acquisition helped grow our sales to $463.9 million in fiscal 2011 from $266.5 million in fiscal 2008, and added over 2,000 new SKU’s and over 60 trademarks, tradenames and service marks. In fiscal 2010 we completed much of the post-acquisition integration of the DSD Coffee Business in an effort to realize the selling and operating efficiencies of the combined organization through consolidation of product offerings and SKU’s, streamlining of routes and distribution logistics, and consolidation of warehouses and distribution centers, with an expanded, customer-focused organization enabled by enhanced information management tools and training.

Business Operations

Our product line is specifically focused on the needs of our market segment: restaurants, hotels, casinos, hospitals and other foodservice providers, as well as private brand retailers in the grocery, restaurant, convenience stores and coffeehouse channels. Our product line of over 2,800 SKUs includes roasted coffee, liquid coffee, coffee-related products such as coffee filters, sugar and creamers, assorted teas, and cappuccino, cocoa, spices, gelatins and puddings, soup, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. For the past three fiscal years, sales of roasted coffee products represented approximately 50% of our total sales and no single product other than roasted coffee accounted for more than 10% of our total sales. Coffee purchasing, roasting and packaging takes place at our Torrance, California; Portland, Oregon; and Houston, Texas plants. Spice blending and packaging takes place at our Torrance, California plant. Our distribution centers include our Torrance, Houston, and Portland plants, and distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. Our distribution center in Fridley, Minnesota, was closed in July 2011.

Raw Materials and Supplies

Our primary raw material is green coffee, an agricultural commodity. Green coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, political unrest, labor actions, currency fluctuations, armed conflict in coffee producing nations, speculative investment, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Green specialty coffees sell at a premium to other green coffees due to the inability of producers to increase supply in the short run to meet rising demand. As a result, the price spread between specialty coffee and non-specialty coffee is likely to widen as demand for specialty coffee continues to increase.

Producer organizations can also affect green coffee prices. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). These organizations seek to increase green coffee prices largely by attempting to restrict supplies, thereby limiting the availability of green coffee to coffee consuming nations.

Other raw materials used in the manufacture of our tea and culinary products include a wide variety of spices, such as pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. In fiscal 2011 such fluctuations in commodity prices had a material effect on our operating results.

Trademarks and Licenses

We own 148 registered trademarks which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. Additionally, in connection with the DSD Coffee Business acquisition, the Company and Sara Lee have entered into certain operational agreements that include trademark and formula license agreements.

Seasonality

We experience some seasonal influences. The winter months are generally the strongest sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer and early fall months from seasonal businesses located in vacation areas, and from grocery retailers ramping up inventory for the winter selling season.

Distribution

Most sales are made “off-truck” to our customers at their places of business by our sales representatives who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. We serve our customers from six distribution centers strategically located for national coverage. In July 2011, we closed our distribution center in Fridley, Minnesota. Our distribution trucks are replenished from 114 branch warehouses located throughout the contiguous United States. We operate our own trucking fleet to support our long-haul distribution requirements. A portion of our products are distributed by third parties or are direct shipped via common carrier. We maintain inventory levels at each branch warehouse to allow for minimal interruption in supply.

Customers

We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hotels, casinos, hospitals, foodservice providers and convenience stores. As a result of the CBI acquisition we added additional customer categories including gourmet coffee houses, bakery/café chains, and large regional and national grocery and specialty food retailers. As a result of the DSD Coffee Business acquisition, we added more national accounts and gaming accounts. Within our DSD channel, we believe on-premise customer contact, our large distribution network and our relationship-based high quality service model are integral to our past and future success. No single customer represents a significant concentration of sales. As a result, the loss of one or more of our larger customer accounts is not likely to have a material adverse effect on our results of operations.

Competition

We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products such as The J.M. Smucker Company (Folgers Coffee), Kraft Foods Inc. (Maxwell House Coffee) and Sara Lee Corporation, wholesale grocery distributors such as Sysco Corporation and U.S. Foodservice, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc. and Peet’s Coffee & Tea, Inc. We believe our longevity, the quality of our products, our national distribution network and our superior customer service are the major factors that differentiate us from our competitors.

Competition is robust and is primarily based on products and price, with distribution and service often a major factor. Most of our customers rely on us for distribution; however, some of our customers use third party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low cost provider with little concern about service, while others find great value in the service programs we provide. We compete well when service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.

Working Capital

We finance our operations internally and through borrowings under our $85 million senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). We believe this credit facility, to the extent available, in addition to our cash flow from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next twelve months.

Foreign Operations

We have no material revenues from foreign operations.

Other

On June 30, 2011 we employed 1,820 employees, 616 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

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

INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.

Our primary raw material is green coffee, an agricultural commodity. Green coffee is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, political unrest, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. In fiscal 2011, the market for green Arabica coffee increased approximately 80% per pound compared to the prior fiscal year. Additionally, green specialty coffees sell at a premium to other green coffees due to the inability of producers to increase supply in the short run to meet rising demand. As a result, the price spread between specialty coffee and non-specialty coffee is likely to widen as demand for specialty coffee continues to increase.

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

There can be no assurance that we will be successful in passing commodity price fluctuations on to our customers without losses in sales volume or gross margin. Similarly, rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory. Additionally, if green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales.

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

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee on forward contracts for delivery up to twelve months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce our potential price risk exposure we have, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

WE FACE EXPOSURE TO OTHER COMMODITY COST FLUCTUATIONS, WHICH COULD IMPAIR OUR PROFITABILITY.

We are exposed to cost fluctuations in other commodities, including, without limitation, milk, spices, natural gas and gasoline. In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like green coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. To the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

IMPAIRMENT CHARGES RELATED TO OUR GOODWILL OR LONG-LIVED ASSETS COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.

We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value. A long-lived intangible asset (other than goodwill) is only deemed to have become impaired if the sum of the forecasted undiscounted future cash flows related to the asset is less than the asset’s carrying value. If the sum of the forecasted cash flows is less than the carrying value, then we must write down the carrying value to its estimated fair value.

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

As of June 30, 2011, we had a goodwill balance of $5.3 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could indicate potential impairment of our goodwill balance, including, but not limited to:

•	a decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of CBI below its carrying value; and

•

further weakening of the economy or the failure of CBI to reach our internal forecasts thereby impacting its ability to achieve our forecasted levels of cash flows and reducing the estimated discounted cash flow value of CBI.

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

We also test our other long-lived assets for impairment annually and whenever events or changes in circumstances indicate that their carrying amount may be impaired. In the fourth quarter of fiscal 2011, we determined that the customer relationships acquired, and the distribution agreement and co-pack agreement that we entered into, in connection with the DSD Coffee Business acquisition were impaired and wrote these intangible assets off in their entirety. The total impairment charge of $7.8 million was included in operating expenses in fiscal 2011. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, and further declines in our market capitalization, among other things could result in further impairment of our long-lived assets.

OUR LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, AND LIMIT OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY OR OUR INDUSTRY.

We have an $85 million revolving credit facility. As of August 31, 2011, we had outstanding borrowings of $35.3 million, utilized $9.0 million of the letters of credit sublimit, and had excess availability under the credit facility of $5.7 million (before giving effect to an increase in the line of credit on September 12, 2011 pursuant to the New Loan Agreement discussed below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility”). Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to a decrease in our net income. Our debt obligations could also:

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

RESTRICTIVE COVENANTS IN OUR CREDIT FACILITY MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.

Our revolving credit facility contains various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

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

In fiscal 2010, we completed the integration of the DSD Coffee Business into our existing business. This was a complex, costly and time-consuming process which presented significant challenges and risks to our business, including:

•	distraction of management from ongoing business concerns;

•	assimilation and retention of employees and customers of the DSD Coffee Business;

•	differences in the culture of the DSD Coffee Business and the Company’s culture;

•	unforeseen difficulties in integrating the DSD Coffee Business, including information systems and accounting controls;

•	failure of the DSD Coffee Business to continue to generate income at the levels upon which we based our acquisition decision;

•	managing the DSD Coffee Business operations through offices in Northlake, Illinois, which is distant from the Company’s headquarters in Torrance, California;

•	expansion into new geographical markets in which we have limited or no experience;

•	integration of technologies, services and products; and

•	achievement of appropriate internal control over financial reporting.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the foodservice divisions of multi-national manufacturers of retail products such as The J.M. Smucker Company (Folgers Coffee), Kraft Foods Inc. (Maxwell House Coffee) and Sara Lee Corporation, wholesale grocery distributors such as Sysco Corporation and U.S. Foodservice, regional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc. and Peet’s Coffee & Tea, Inc. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened. In addition, from time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures, however, also may restrict our ability to increase prices in response to commodity and other cost increases. Our results of operations will be adversely affected if our profit margins decrease, as a result of a reduction in prices or an increase in costs, and if we are unable to increase sales volumes to offset those profit margin decreases.

VOLATILITY IN THE EQUITY MARKETS OR INTEREST RATE FLUCTUATIONS COULD SUBSTANTIALLY INCREASE OUR PENSION FUNDING REQUIREMENTS AND NEGATIVELY IMPACT OUR FINANCIAL POSITION.

At the end of fiscal 2011, the projected benefit obligation of our defined benefit pension plans was $111.8 million and assets were $83.7 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $7.5 million in contributions to our pension plans in fiscal 2012 and record an accrued expense of approximately $1.2 million per year beginning in fiscal 2012. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

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

GOVERNMENT MANDATORY HEALTHCARE REQUIREMENTS COULD ADVERSELY AFFECT OUR PROFITS.

We offer healthcare benefits to all employees who work at least 40 hours a week and meet service eligibility requirements. In the past, some states, including California, have proposed legislation mandating that employers pay healthcare premiums into a state-run fund for all employees immediately upon hiring or pay a penalty for failing to do so. If legislation similar to this were to be enacted in California, or in the other states in which we do business, it could have an adverse effect on our results of operations. In addition, comprehensive health care legislation (the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010) was passed and signed into law in March 2010. Due to the breadth and complexity of this legislation, the phased-in nature of the implementation, and the lack of implementing regulations, it is difficult to predict the financial and operational impacts this legislation will have on us. Our expenses may significantly increase over the long-term as a result of this legislation.

POSSIBLE LEGISLATION OR REGULATION INTENDED TO ADDRESS CONCERNS ABOUT CLIMATE CHANGE COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION.

Governmental agencies are evaluating changes in laws to address concerns about the possible effects of greenhouse gas emissions on climate. Increased public awareness and concern over climate change may increase the likelihood of more proposals to reduce or mitigate the emission of greenhouse gases. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of goods sold, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions as a result of concern over climate change, could require us to reduce emissions and to incur compliance costs which could affect our profitability or impede the production or distribution of our products, which could affect our results of operations, cash flows and financial condition. In addition, public expectations for reductions in greenhouse gas emissions could result in increased energy, transportation and raw material costs and may require us to make additional investments in facilities and equipment.

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

WE ARE SELF-INSURED. OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.

We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result, we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. We posted the security deposit in June 2011.

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

OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM QUARTER TO QUARTER WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition from existing or new competitors in our industry, changes in consumer preferences, and our ability to manage inventory and fulfillment operations and maintain gross margins. During the quarters, we record an estimated impact of the LIFO valuation of our inventory and record the actual impact at year end. Fluctuations in our operating results as a result of these factors or for any other reason could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.

OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, COULD LEAD TO INCREASED LEVERAGE WHICH MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have incurred operating losses and net losses for each of the prior three fiscal years. If our current strategies are unsuccessful we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline leading to deterioration in our credit rating, which could limit the availability of additional financing and increase the cost of obtaining financing. In addition, an increase in leverage could raise the likelihood of a financial covenant breach which in turn could limit our access to existing funding under our revolving credit facility.

Our ability to satisfy our operating lease obligations and make payments of principal and interest on our indebtedness depends on our future performance. Should we experience deterioration in operating performance, we will have less cash flow available to meet these obligations. In addition, if such deterioration were to lead to the closure of warehouses or distribution centers, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flow from operations in the future to satisfy these financial obligations, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital or operating expenditures.

Such measures might not be sufficient to enable us to satisfy our financial obligations. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

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

Our continued success largely depends on the efforts and abilities of our executive officers and other key personnel. There is limited management depth in certain key positions throughout the Company. We must continue to recruit, retain and motivate management and other employees to maintain our current business and support our projected growth. The loss of key employees could adversely affect our operations and competitive position. We do not maintain key person life insurance policies on any of our executive officers.

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN A LOWER TRADING PRICE FOR OUR STOCK THAN IF OWNERSHIP OF OUR STOCK WAS LESS CONCENTRATED.

As of September 9, 2011, members of the Farmer family or entities controlled by the Farmer family (including trusts and a family partnership) as a group beneficially owned approximately 39.1% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

Our largest and most significant facility is our corporate headquarters in Torrance, California. Our Torrance facility is our primary manufacturing facility and the distribution hub for our long-haul trucking fleet and houses our primary administrative offices. Coffee purchasing, roasting and packaging takes place at our Torrance, California; Portland, Oregon; and Houston, Texas plants. Spice blending and packaging takes place at our Torrance, California plant. Our distribution centers include our Torrance, Houston and Portland plants as well as distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. In July 2011, we closed our distribution center in Fridley, Minnesota.

We stage our products in 114 branch warehouses throughout the contiguous United States. These warehouses and our six distribution centers, taken together, represent a vital part of our business, but no individual warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 2,500 to 50,000 square feet. Approximately 55% of our facilities are leased with a variety of expiration dates through 2019. The lease on the CBI facility expires in 2018 and has a 10 year renewal option.

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

	Fiscal year ended June 30, 2011			Fiscal year ended June 30, 2010
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$17.46	$13.94	$0.115	$24.07	$18.55	$0.115
2nd Quarter	$18.93	$15.55	$0.060	$21.21	$16.31	$0.115
3rd Quarter	$18.13	$10.28	$—	$20.52	$16.36	$0.115
4th Quarter	$13.38	$8.59	$—	$19.49	$14.81	$0.115

Holders

There were 2,594 holders of record on September 9, 2011. Determination of Holders of record is based upon the number of record holders and individual participants in security position listings.

Dividends

Although historically the Company has paid a dividend to stockholders, in light of the Company’s current financial position, in the third and fourth quarters of fiscal 2011 and in the first quarter of fiscal 2012, the Company’s Board of Directors voted to omit the payment of a quarterly dividend for the fourth quarter of fiscal 2011, and the first and second quarters of fiscal 2012, respectively. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of this Form 10-K, and Note 8 “Bank Loan” to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Equity Compensation Plan Information

This information appears in Part III, Item 12, hereof.

Performance Graph

The chart set forth below shows the value of an investment of $100 on June 30, 2006 in each of Farmer Bros. Co. common stock, the Russell 2000 Index and the Value Line Food Processing Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of Five-Year Cumulative Total Return

Farmer Bros. Co., Russell 2000 Index And Value Line Food Processing Index

(Performance Results Through 6/30/11)

	2006	2007	2008	2009	2010	2011
Farmer Bros. Co.	$100.00	$106.49	$101.47	$112.10	$75.63	$51.81
Russell 2000 Index	$100.00	$116.43	$97.58	$73.18	$88.90	$122.16
Value Line Food Processing Index	$100.00	$126.74	$121.40	$115.36	$141.26	$182.96

Source: Value Line, Inc.

Item 6.	Selected Financial Data

	Fiscal years ended June 30,
	2011	2010	2009(1)	2008(2)	2007
	(In thousands, except per share data)
Net sales	$463,945	$450,318	$341,724	$266,485	$216,259
Cost of goods sold	$306,771	$252,754	$181,508	$147,073	$108,171
Loss from operations	$(68,422)	$(39,192)	$(15,203)	$(10,644)	$(4,076)
Net (loss) income(3)	$(54,317)	$(23,953)	$(33,270)	$(7,924)	$6,815
Net (loss) income per common share	$(3.61)	$(1.61)	$(2.29)	$(0.55)	$0.48
Total assets	$290,053	$339,121	$330,017	$312,984	$337,609
Capital lease obligations(4)	$8,636	$3,861	$1,252	$—	$—
Cash dividends declared per common share	$0.18	$0.46	$0.46	$0.46	$0.44

(1)	Includes the results of operations of the DSD Coffee Business since its acquisition by the Company effective February 28, 2009.
(2)	Includes the results of operations of CBH since its acquisition by the Company effective April 27, 2007.
(3)	Includes: (i) $7.8 million in impairment loss on intangible assets, and $9.2 million in income tax benefit in fiscal 2011; (ii) $2.5 million in income tax benefit in fiscal 2010; and (iii) a deferred tax asset valuation allowance of $19.7 million recorded as income tax expense in fiscal 2009.
(4)	Excludes imputed interest.

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

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2011, 2010 and 2009 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Item 8 of this report and with the “Risk Factors” described in Item 1A of this report.

Overview

Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “our” or “Farmer Bros.”) is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. We are direct distributors of coffee to restaurants, hotels, casinos, hospitals and other foodservice providers, and are providers of private brand coffee programs to grocery retailers, restaurant chains, convenience stores, and independent coffee houses, nationwide. We were founded in 1912, were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.

In April 2007, we acquired all of the outstanding shares of CBH for a purchase price of $23.6 million in cash, including transaction costs of approximately $1.4 million, net of the amount of all outstanding indebtedness of CBH and its subsidiaries. The results of operations of CBH have been included in our consolidated financial statements since April 27, 2007.

On February 28, 2009, we acquired from Sara Lee Corporation, a Maryland corporation (“Sara Lee”), and Saramar, L.L.C., a Delaware limited liability company (“Saramar” and collectively with Sara Lee, “Seller Parties”) certain assets used in connection with Seller Parties’ direct store delivery coffee business in the United States (the “DSD Coffee Business”). The purchase price of $45.6 million was paid with approximately $16.1 million of Company cash and $29.5 million of proceeds from a bank loan. In addition, we paid approximately $2.7 million of acquisition related expenses in cash. At closing, we assumed certain liabilities, including obligations under contracts, environmental liabilities with respect to the transferred facilities, pension liabilities, advertising and trade promotion accruals, and accrued vacation as of the closing for hired personnel. As of June 30, 2011, there were no known liabilities related to the DSD Coffee Business acquisition. The results of operations of the DSD Coffee Business have been included in our consolidated financial statements since March 1, 2009.

In connection with the closing, we and Seller Parties entered into certain operational agreements, including trademark and formula license agreements, co-pack agreements, a liquid coffee distribution agreement, a transition services agreement, and a green coffee and tea purchase agreement. One of the co-pack agreements provided that Sara Lee would manufacture branded products for us for a period of three years. This agreement was terminated effective June 30, 2010. Under the other co-pack agreement, we have agreed to perform co-packing services for Sara Lee as Sara Lee’s agent. As a result, we recognize revenue from this arrangement on a net basis, net of direct costs of revenue. The transition services agreement pursuant to which Sara Lee agreed to provide a number of services for us on an interim basis, including hosting, maintaining and supporting IT infrastructure and communications was terminated on August 31, 2010.

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

Coffee Brewing Equipment and Service

Our expenses related to coffee brewing equipment provided to customers include the depreciation cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, the cost of transportation and the cost of supplies and parts). We capitalize coffee brewing equipment and depreciate it over a three year period; the depreciation expense is reported in cost of goods sold. Since we believe the costs of servicing the equipment are better characterized as direct costs of generating revenues from our customers, we have reported such costs as cost of goods sold in the accompanying financial statements.

Investments

Our investments consist of money market instruments, marketable debt and equity securities, various derivative instruments, primarily exchange traded futures and options, green coffee forward purchase contracts and commodity purchase agreements. All derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2011 and 2010, no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. In fiscal 2010, based on a larger customer base due to the recent Company acquisitions and in response to slower collection of our accounts receivable resulting from the impact of the economic downturn on our customers, we increased our allowance for doubtful accounts. In fiscal 2011, we decreased the allowance for doubtful accounts balance by $0.4 million due to improved collections of outstanding receivables.

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

Impairment of Goodwill and Intangible Assets

We perform our annual goodwill, definite and indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of our reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

In fiscal 2011, during our annual test for impairment of our definite-lived intangible assets, we identified indicators of impairment including a decline in market capitalization and continuing losses from operations. We performed impairment tests to determine the recoverability of the carrying values of the assets or if impairment should be measured. We determined that definite-lived intangible assets consisting of the customer relationships acquired, and the distribution agreement and co-pack agreement entered into, in connection with the DSD Coffee Business acquisition were impaired since the sum of the forecasted cash flows from each of these assets did not exceed their respective carrying values. As a result, in the fourth quarter of fiscal 2011, we wrote off the carrying values of these assets for a total of $7.8 million.

Self-Insurance

We are self-insured for California workers’ compensation insurance subject to specific retention levels and use historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims. The estimated outstanding losses are the accrued cost of unpaid claims valued as of June 30, 2011. The estimated outstanding losses, including allocated loss adjustment expenses (“ALAE”), include case reserves, the development on known claims and incurred but not reported (IBNR) claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.

Management believes that the amount accrued is adequate to cover all known claims at June 30, 2011. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results. If our estimate were off by as much as 15%, the reserve could be under or overstated by approximately $0.7 million as of June 30, 2011.

In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result, we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. We posted the security deposit in June 2011.

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

Retirement Plans

We have a defined benefit pension plan for the majority of our employees who are not covered under a collective bargaining agreement, the Farmer Bros. Salaried Employees Pension Plan (“Farmer Bros. Plan”), and

two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement, the Brewmatic Plan and the Hourly Employees’ Plan. In addition, we contribute to several multi-employer defined benefit pension plans for certain union employees.

As of June 30, 2011, we amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. As a result, we recorded a curtailment charge of $1.5 million in the fourth quarter ended June 30, 2011.

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

At the end of fiscal 2011, the projected benefit obligation of our defined benefit pension plans was $111.8 million and the fair value of the plan assets was $83.7 million. The difference between the projected benefit obligation and fair value of plan assets is recognized as a decrease in other comprehensive income (“OCI”) and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $7.5 million in contributions to our pension plans in fiscal 2012 and record an accrued expense of approximately $1.2 million per year beginning in fiscal 2012. Pension expense beginning in fiscal 2012 is significantly lower than the pension expense in prior years due to the freeze in benefits as of June 30, 2011 under the Farmer Bros. Plan. The pension plan payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed long term rate of return for fiscal 2012.

	(In thousands)
Farmer Bros. Plan Discount Rate	5.10%	Actual 5.60%	6.10%
Net periodic benefit cost	$1,036	$622	$235
Projected benefit obligation	$114,229	$107,071	$100,610

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
Net periodic benefit cost	$1,032	$622	$212

Brewmatic Plan Discount Rate	5.10%	Actual 5.60%	6.10%
Net periodic benefit cost	$136	$128	$121
Projected benefit obligation	$3,843	$3,662	$3,497

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
Net periodic benefit cost	$142	$128	$114

Hourly Employees’ Plan Discount Rate	5.10%	Actual 5.60%	6.10%
Net periodic benefit cost	$531	$486	$452
Projected benefit obligation	$1,148	$1,055	$973

Long Term Rate of Return	7.75%	Actual 8.25%	8.75%
Net periodic benefit cost	$490	$486	$483

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

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided in Accounting Standards Codification (“ASC”) 740, “Accounting for Uncertainty in Income Taxes”, when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal year ended June 30, 2011, we recorded a tax expense of $9.8 million in other comprehensive income related to the gain on postretirement benefits, and recorded a corresponding tax benefit of $9.8 million in continuing operations.

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

In fiscal 2009, we established a valuation allowance against the deferred tax assets in the amount of $33.3 million. Of this amount $19.7 million was recorded as a fiscal 2009 tax expense and $13.6 million was recorded as a reduction in other comprehensive income. A significant negative factor was the Company’s three-year historical cumulative loss as of the end of the fourth quarter of fiscal 2009, compared to the size of deferred tax assets. The deferred tax assets in fiscal 2010 increased to $53.7 million as compared to $41.4 million in fiscal 2009. The Company remains in a three-year historical cumulative loss position as of the end of fiscal 2011 and is maintaining its valuation allowance.

The deferred tax assets in fiscal 2011 increased to $68.8 million as compared to $53.7 million in fiscal 2010. In fiscal 2011, deferred tax assets increased primarily due to net loss carryovers. This increase was partially offset by a reduction in deferred tax assets due to an increase in pension asset values. In fiscal 2010, deferred tax assets increased primarily due to loss carryovers and decreased pension asset values which in turn created increased pension plan contribution obligations.

Postretirement Benefits

We sponsor a postretirement medical and dental plan that covers qualified non-union employees and retirees, and certain qualified union retirees. Under this postretirement plan, our contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, but subject to a maximum monthly Company contribution.

Our retiree medical plan is unfunded and its liability was calculated using an assumed discount rate of 5.46% at June 30, 2011. We project an initial medical trend rate of 7.5% ultimately reducing to 5.0% in 6 years.

The effect of adopting the current postretirement plan was recorded on the effective date of the plan, January 1, 2008, as an increase in accumulated other comprehensive income of $16.7 million (net of related tax effects of $10.6 million), and a reduction to the retiree medical liability of $27.3 million. The accumulated other comprehensive income amount is expected to be amortized as a reduction in expense over a period of 7 to 12 years. Amortization in fiscal 2011 and 2010 was $0.7 million and $4.2 million, respectively.

Share-based Compensation

We measure all share-based compensation cost at the grant date, based on the fair value of the award, and recognize such cost as an expense in our consolidated statement of operations over the requisite service period. The process of estimating the fair value of share-based compensation awards and recognizing share-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2011 and 2010, we used an estimated 6.5% annual forfeiture rate to calculate share-based compensation expense based on actual forfeiture experience from the inception of the Omnibus Plan.

Liquidity and Capital Resources

Credit Facility

On September 12, 2011, we entered into an Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent. The following description of the New Loan Agreement does not purport to be complete and is subject to, and qualified in its entirety by, reference to the New Loan Agreement which is included as Exhibit 10.12 to this Form 10-K and incorporated herein by reference. Capitalized terms used below are defined in the New Loan Agreement.

The New Loan Agreement provides for a senior secured revolving credit facility of up to $85 million, with a letter of credit sublimit of $20 million. The new revolving line of credit provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory, as defined. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The New Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the New Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The term of the New Loan Agreement expires on March 2, 2015.

The New Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The New Loan Agreement allows us to pay dividends, subject to certain liquidity requirements. The New Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The New Loan Agreement allows the Lender to establish reserve requirements, which may reduce the amount of credit otherwise available to us, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or our assets, including our green coffee inventory.

The New Loan Agreement provides that an event of default includes, among other things, subject to certain grace periods: (i) payment defaults; (ii) failure by any guarantor to perform any guarantee in favor of Lender; (iii) failure to abide by loan covenants; (iv) default with respect to other material indebtedness; (v) final judgment in a material amount not discharged or stayed; (vi) any change of control; (vii) bankruptcy or insolvency; and (viii) the failure of the Farmer Bros. Co. Employee Stock Ownership Benefit Trust, created by the Company to implement the ESOP, to be duly qualified under Section 401(a) of the Code or exempt from federal income taxation, or if the ESOP engages in a material non-exempt prohibited transaction.

The New Loan Agreement replaces our existing Loan and Security Agreement, dated March 2, 2009, as amended (the “Original Loan Agreement”), among the Borrowers, Guarantors and Wells Fargo, as Lender. The Original Loan Agreement provided for a senior secured revolving credit facility of up to $50 million, with a letter of credit sublimit of $10 million. The original revolving line of credit provided for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Original Loan Agreement had an unused commitment fee of 0.375%. The Original Loan Agreement provided for a range of interest rates based on modified Monthly Average Excess Availability levels (as defined) with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. All outstanding obligations under the Original Loan Agreement were collateralized by the Company’s assets, excluding the preferred stock held in investment accounts.

The interest rate on our outstanding borrowings under the Original Loan Agreement was 4.0% at June 30, 2011. As of June 30, 2011, we had outstanding borrowings of $31.4 million, utilized $3.1 million of the letters of credit sublimit, and had excess availability under the credit facility of $15.5 million. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of June 30, 2011, we were in compliance with all restrictive covenants under the Original Loan Agreement. On September 12, 2011, the Lender and the Company amended the Original Loan Agreement to reduce required minimum excess availability and required minimum total liquidity for the period from July 1, 2011 through September 30, 2011. The foregoing description of Amendment No. 5 to the Original Loan Agreement does not purport to be complete and is subject to, and qualified in its entirety by, reference to Amendment No. 5 to Loan and Security Agreement which is included as Exhibit 10.11 to this Form 10-K and incorporated herein by reference. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one. As of August 31, 2011, we had outstanding borrowings of $35.3 million, utilized $9.0 million of the letters of credit sublimit, and had excess availability under the credit facility of $5.7 million (before giving effect to an increase in the line of credit on September 12, 2011 pursuant to the New Loan Agreement).

Liquidity

We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of June 30, 2011, we had $6.1 million in cash and cash equivalents and $24.9 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.

We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $33.9 million in fiscal 2011, compared with net cash used in operating activities of $(1.0) million in fiscal 2010, and net cash provided by operating activities of $87.2 million in fiscal 2009. The increase in net cash provided by operating activities in fiscal 2011 compared to fiscal 2010 was primarily a result of proceeds from the sale of a portion of our investments and an increase in accounts payable.

Net cash used in investing activities decreased to $17.4 million in fiscal 2011 compared to $28.0 million in fiscal 2010 and $86.6 million in fiscal 2009 due to reduced levels of capital expenditures. Net cash used in investing activities in fiscal 2009 included $48.3 million in cash used to acquire the DSD Coffee Business.

Net cash used in financing activities was $14.6 million in fiscal 2011 compared to net cash provided by financing activities of $13.2 in fiscal 2010 and net cash provided by financing activities of $9.4 million in fiscal 2009. Net cash used in financing activities in fiscal 2011 included net borrowings (repayments) of $(8.5) million on our revolving line of credit compared to $21.0 million and $16.2 million, respectively, in fiscal 2010 and 2009.

In fiscal 2011, we capitalized $17.4 million in property and equipment purchases which included $12.7 million in expenditures to replace normal wear and tear of coffee brewing equipment, $3.7 million in building and facility improvements, including installation of the two roasters and other production equipment at our Torrance facility, $2.4 million in expenditures for vehicles, and machinery and equipment, and $0.6 million in information technology related expenditures. In addition, during fiscal 2011, we acquired equipment and trucks under capital leases totaling $5.7 million.

Our expected capital expenditures for fiscal 2012 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment and are expected to not significantly deviate from fiscal 2011 levels.

Our working capital is comprised of the following:

	June 30,
	2011	2010
	(In thousands)
Current assets	$157,410	$189,956
Current liabilities	103,462	98,546

Working capital	$53,948	$91,410

Liquidity Information:

	June 30,
	2011	2010	2009
	(In thousands)
Capital expenditures	$19,416	$28,484	$38,901
Purchase of business	$—	$—	$48,287
Dividends paid	$4,657	$6,939	$6,631
Dividend payable	$—	$1,849	$1,849

Results of Operations

Fiscal Years Ended June 30, 2011 and 2010

Overview

Fiscal 2011 was a period of rapid commodity inflation, which impacted our cost of green coffee, sugar and cocoa and freight expense. Since we value our inventory on a last-in-first-out (“LIFO”) method of valuation rather than on a first-in-first out (“FIFO”) basis, the escalating coffee prices had a significant negative impact on our cost of goods sold and the resulting gross profit. To address the increase in freight and fuel expense, we instituted a fuel surcharge in fiscal 2011 and, to minimize gross margin erosion, we increased pricing to our customers several times in fiscal 2011 although the price increases, at times, lagged the relatively rapid and steep cost increases we incurred. In an environment of record-high costs, rising unemployment and a severe economic downturn, we were unable to fully pass along our costs to our customers.

To address downward margin pressures, we continued to focus on streamlining our operations in fiscal 2011. Specifically, we focused on expense reductions, asset redeployment and automation intended to improve our operating results. We implemented a number of initiatives intended to reduce the cost of our operations, including headcount reduction, inventory reduction, implementation of improved collection practices of past due accounts, cost-sharing measures to address increases in employee healthcare costs, automation of certain functions, centralization of certain IT functions, and in-sourcing of certain business support functions. We have and expect to continue to improve our real-estate asset management by divesting underutilized properties and renegotiating our lease terms in response to more favorable market conditions in certain markets.

In fiscal 2011, we significantly modified our retirement-benefit program. Specifically, we amended our defined-benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. However, account balances continue to be credited with interest until paid out. The freeze of the defined benefit pension plan coincided with an enhanced defined contribution 401(k) plan with a discretionary Company match of the employees’ annual contributions. In fiscal 2011, the Company accrued $0.1 million towards this Company match. The pension freeze is anticipated to save over $8 million annually in future pension expense accrual, which is expected to be offset by any discretionary Company match under the 401(k) plan.

In fiscal 2011, we also sold a portion of our investments in preferred stock in order to pay down a portion of the outstanding balance on our revolving credit facility.

Operations

Net sales in fiscal 2011 increased $13.6 million, or 3%, to $463.9 million from $450.3 million in fiscal 2010, primarily due to price increases we implemented in the second half of fiscal 2011. Sales dollars as well as sales volume increased in fiscal 2011 compared to fiscal 2010. The increases were primarily due to the increases in list prices of our coffee, cappuccino, cocoa and selected spice products, offset in part by the effect of a decrease in the number of customers who purchased our products as compared to the prior fiscal year.

Cost of goods sold in fiscal 2011 increased $54.0 million, or 21%, to $306.8 million, or 66% of sales, from $252.8 million, or 56% of sales, in fiscal 2010 primarily due to the increase in the cost of green coffee beans. Green coffee costs increased 80% in fiscal 2011 compared to the prior fiscal year. Cost of goods sold in fiscal 2011 also included $40.3 million in LIFO charge compared to $1.0 million in LIFO charge in the prior fiscal year. Additionally, the cost of coffee brewing equipment and related service also contributed to the increase in cost of goods sold. Cost of coffee brewing equipment and related service in fiscal 2011 was $27.1 million compared to $21.5 million in fiscal 2010.

Gross profit in fiscal 2011 decreased $40.4 million, or 20%, to $157.2 million from $197.6 million in fiscal 2010. Gross margin decreased to 34% in fiscal 2011 from 44% in the prior fiscal year. This decrease in gross margin is primarily due to (1) increased raw material costs including an 80% increase in the cost of green coffee beans in fiscal 2011 compared to the prior fiscal year partially offset by price increases for finished goods during the period, (2) increased coffee brewing equipment and service costs, and (3) changes in the mix of our customers and the products we sell to them.

In fiscal 2011, operating expenses decreased $11.2 million, or 4.7%, to $225.6 million, or 49% of sales, from $236.8 million, or 53% of sales, in fiscal 2010. The reduction in operating expenses in fiscal 2011, as compared to the prior fiscal year, is primarily due to lower payroll and related expenses resulting from a reduction in the number of employees offset in part by higher freight and fuel costs, and severance costs associated with the reduction in headcount of approximately 200 employees in the amount of $3.1 million.

Operating expenses in fiscal 2011 also include $7.8 million in write-off of intangible assets due to impairment, $1.5 million in pension curtailment charge, and $0.7 million in severance costs recorded pursuant to the Separation Agreement between the Company and Roger M. Laverty III, the Company’s former President and Chief Executive Officer.

Loss from operations in fiscal 2011 was $(68.4) million compared to $(39.2) million in fiscal 2010, primarily due to decline in gross profit.

Total other income (expense)

Total other income in fiscal 2011 was $4.9 million compared to $12.7 million in fiscal 2010. The decrease in total other income was primarily due to lower net realized and unrealized gains on a smaller investment portfolio and higher interest expense related to borrowings under our revolving credit line in fiscal 2011 as compared to fiscal 2010.

Income taxes

In fiscal 2011, we recorded an income tax benefit of $9.2 million compared to $2.5 million in fiscal 2010. Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended June 30, 2011, we recorded a tax expense of $9.8 million in other comprehensive income related to the gain on postretirement benefits, and recorded a corresponding tax benefit of $9.8 million in continuing operations. Income tax benefit for fiscal 2010 was primarily attributable to federal legislation allowing a five year net operating loss carryback period for net operating losses incurred in tax years that ended in 2008 and 2009. This legislation allowed us to claim additional income tax receivable and record a corresponding decrease in our deferred tax assets relating to our net operating loss carryovers, thereby reducing the valuation allowance recorded as of June 30, 2009 and resulting in income tax benefit for fiscal 2010.

Net Loss

As a result of the above operating factors, net loss increased to $(54.3) million, or $(3.61) per common share, in fiscal 2011 compared to a net loss of $(24.0) million, or $(1.61) per common share, in fiscal 2010.

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

Operating expenses in fiscal 2010 increased $61.3 million, or 35%, to $236.8 million, or 53% of sales, from $175.4 million, or 51% of sales, in fiscal 2009. Operating expenses in fiscal 2010 consisted of a full year of expenses related to the DSD Coffee Business compared to fiscal 2009 which included only four months of expenses related to the DSD Coffee Business. Additionally, operating expenses included $10.1 million related to the integration of the DSD Coffee Business including expenses related to SKU optimization and streamlining of facilities and routes, $8.5 million in higher depreciation and amortization expense, $8.4 million in higher pension expense and $3.2 million in higher bad debt expense compared to the prior year.

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

Non-GAAP Financial Measures

In addition to net income (loss) determined in accordance with United States Generally Accepted Accounting Principles (GAAP), we use certain non-GAAP financial measures, such as “Net income (loss) excluding LIFO,” “EBITDAE” and “Adjusted EBITDAE,” in assessing our operating performance. We believe the non-GAAP measures serve as appropriate measures to be used in evaluating the performance of our business.

We define net income (loss) excluding LIFO as net income (loss) excluding the impact of LIFO charge or credit. We define EBITDAE as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, ESOP expense, stock-based compensation expense, non-cash impairment losses, and gains and losses from investment portfolio. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, incentive compensation is based on EBITDAE and we base certain of our forward-looking estimates on EBITDAE to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned EBITDAE. We define Adjusted EBITDAE as EBITDAE excluding the impact of LIFO charges or credits. We believe the use of the LIFO method of inventory valuation for coffee, tea and culinary products results in a better matching of costs and revenues. Net income (loss) excluding LIFO, EBITDAE and Adjusted EBITDAE as defined by us may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net loss and reported basic and diluted loss per share to net loss excluding LIFO impact and basic and diluted loss per common share excluding LIFO impact, respectively:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Net loss, as reported	$(54,317)	$(23,953)	$(33,270)
LIFO charge (credit)	$40,317	$1,033	$(13)

Net loss, excluding LIFO	$(14,000)	$(22,920)	$(33,283)
Weighted average common shares outstanding, basic and diluted	15,066,663	14,866,306	14,508,320
Net loss per common share, as reported	$(3.61)	$(1.61)	$(2.29)
Net loss per common share excluding LIFO, basic and diluted	$(0.93)	$(1.54)	$(2.29)

Set forth below is a reconciliation of reported net loss to EBITDAE and Adjusted EBITDAE:

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Net loss, as reported	$(54,317)	$(23,953)	$(33,270)
Income tax (benefit) expense	(9,167)	(2,529)	14,283
Interest expense	1,965	986	335
Depreciation and amortization expense	31,758	26,778	18,292
ESOP and stock-based compensation expense	3,825	4,784	5,452
Intangible assets impairment losses	7,805	—	—
Investment portfolio (gains) losses	(4,191)	(10,169)	8,248

EBITDAE	$(22,322)	$(4,103)	$13,340
LIFO charge (credit) net of taxes of zero*	40,317	1,033	(13)

Adjusted EBITDAE	$17,995	$(3,070)	$13,327

*	LIFO charge (credit) had no impact on income tax (benefit) expense since we have recorded a 100% valuation allowance against deferred tax assets.

Contractual Obligations

The following table contains supplemental information regarding total contractual obligations as of June 30, 2011, including capital leases:

	Payment due by period (in thousands)
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$20,727	$5,228	$7,571	$4,698	$3,230
Capital lease obligations(a)	10,519	2,210	4,213	3,758	338
Pension plan obligations	73,328	5,678	12,071	13,299	42,280
Postretirement benefits other than pensions	16,944	1,148	2,522	3,092	10,182
Revolving credit facility(b)	31,362	31,362	—	—	—

	$152,880	$45,626	$26,377	$24,847	$56,030

(a)	Includes imputed interest of $1,883.
(b)	Revolving credit facility expires March 2, 2015.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at June 30, 2011. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options. At June 30, 2011, we had no futures contracts or put options designated as interest rate risk hedges.

Interest Rate Changes	Market Value of Preferred Securities at June 30, 2011	Change in Market Value
	(In thousands)
–150 basis points	$25,043	$636
–100 basis points	$24,944	$537
Unchanged	$24,407	$—
+100 basis points	$23,235	$(1,172)
+150 basis points	$22,522	$(1,885)

Our revolving line of credit with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of June 30, 2011, we had outstanding borrowings of $31.4 million, utilized $3.1 million of our letters of credit sublimit, and had excess availability of $15.5 million under the credit facility. The interest rate on the outstanding borrowings at June 30, 2011 was 4.0%. The New Loan Agreement entered on September 12, 2011, provides for a senior secured revolving credit facility of up to $85 million, with a letter of credit sublimit of $20 million. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The term of the New Loan Agreement expires on March 2, 2015.

The following table demonstrates the impact of interest rate changes on our interest expense on the revolving credit facility for a full year based on the outstanding balance and interest rate as of June 30, 2011:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.25%	$776
–100 basis points	2.75%	$949
Unchanged	3.75%	$1,294
+100 basis points	4.75%	$1,639
+150 basis points	5.25%	$1,812

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

At times we also enter into specialized hedging transactions to purchase future coffee contracts to enable us to lock in green coffee prices within a pre-established range. For the year ended June 30, 2011 we recorded $1.6 million in net unrealized losses related to hedging transactions. From time to time we may hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in “Other income (expense).”

The following table demonstrates the impact of changes in market value of coffee cost on market value of coffee forward purchase contracts:

	Market Value (in thousands)
	Coffee Inventory	Futures & Options	Total	(Decrease) Increase in Market Value
Coffee Cost (Decrease) Increase				Derivatives	Inventory
– 10%	$36,000	$(17)	$35,983	$(17)	$(3,684)
unchanged	$39,684	$1316	$41,000	$—	$—
10%	$44,000	$17	$44,017	$17	$4,316

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Farmer Bros. Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiaries at June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

September 12, 2011

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$6,081	$4,149
Short-term investments	24,874	50,942
Accounts and notes receivable, net of allowance for doubtful accounts of $2,852 and $3,293, respectively	43,501	42,596
Inventories	79,759	83,712
Income tax receivable	448	5,840
Deferred income taxes	—	4
Prepaid expenses	2,747	2,713

Total current assets	157,410	189,956

Property, plant and equipment, net	114,107	121,710
Goodwill and other intangible assets, net	14,639	23,904
Other assets	2,892	2,492
Deferred income taxes	1,005	1,059

Total assets	$290,053	$339,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,473	$34,053
Accrued payroll expenses	15,675	14,661
Short-term borrowings under revolving credit facility	31,362	37,163
Short-term obligations under capital leases	1,570	724
Deferred income taxes	500	264
Other current liabilities	11,882	11,681

Total current liabilities	103,462	98,546
Accrued postretirement benefits	23,585	22,185
Other long term liabilities—capital leases	7,066	3,137
Accrued pension liabilities	22,371	43,497
Accrued workers’ compensation liabilities	3,639	4,388
Deferred income taxes	1,815	1,773

Total liabilities	$161,938	$173,526

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,186,372 and 16,164,179 issued and outstanding at June 30, 2011 and 2010, respectively	16,186	16,164
Additional paid-in capital	36,470	37,468
Retained earnings	129,784	186,900
Unearned ESOP shares	(30,437)	(35,238)
Less accumulated other comprehensive loss	(23,888)	(39,699)

Total stockholders’ equity	$128,115	$165,595

Total liabilities and stockholders’ equity	$290,053	$339,121

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

	Years ended June 30,
	2011	2010	2009
Net sales	$463,945	$450,318	$341,724
Cost of goods sold	306,771	252,754	181,508

Gross profit	157,174	197,564	160,216

Selling expenses	170,670	187,685	138,876
Intangible assets impairment losses	7,805	—	—
General and administrative expenses	47,121	49,071	36,543

Operating expenses	225,596	236,756	175,419

Loss from operations	(68,422)	(39,192)	(15,203)

Other income (expense):
Dividend income	2,534	3,224	3,563
Interest income	178	303	1,236
Interest expense	(1,965)	(986)	(335)
Other, net	4,191	10,169	(8,248)

Total other income (expense)	4,938	12,710	(3,784)

Loss before taxes	(63,484)	(26,482)	(18,987)
Income tax (benefit) expense	(9,167)	(2,529)	14,283

Net loss	$(54,317)	$(23,953)	$(33,270)

Net loss per common share, basic and diluted	$(3.61)	$(1.61)	$(2.29)

Weighted average common shares outstanding-basic and diluted	15,066,663	14,866,306	14,508,320
Cash dividends declared per common share	$0.18	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(54,317)	$(23,953)	$(33,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,758	26,778	18,292
Provision for doubtful accounts	2,024	3,188	810
Deferred income taxes	336	758	15,556
Intangible assets impairment losses	7,805	—	—
Loss (gain) on sales of assets	358	430	(46)
Share-based compensation expense	3,825	4,784	5,452
Net (gain) loss on investments	(1,387)	(9,382)	8,989
Change in operating assets and liabilities:
Short-term investments	27,456	1,365	61,371
Accounts and notes receivable	(2,929)	(40)	(26,698)
Inventories	3,952	(14,751)	1,730
Income tax receivable	5,392	(1,677)	(1,283)
Prepaid expenses and other assets	(434)	179	6,518
Accounts payable	12,997	(738)	22,457
Accrued payroll, expenses and other liabilities	2,112	2,904	3,776
Accrued postretirement benefits	1,399	3,926	638
Other long term liabilities	(6,410)	5,182	2,952

Net cash provided by (used in) operating activities	$33,937	$(1,047)	$87,244
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(48,287)
Purchases of property, plant and equipment	(19,416)	(28,484)	(38,901)
Proceeds from sales of property, plant and equipment	2,021	437	605

Net cash used in investing activities	$(17,395)	$(28,047)	$(86,583)
Cash flows from financing activities:
Proceeds from revolving line of credit	35,450	33,737	29,500
Repayments on revolving line of credit	(43,970)	(12,756)	(13,318)
Payments of capital lease obligations	(1,433)	(837)	(147)
Dividends paid	(4,657)	(6,939)	(6,631)

Net cash (used in) provided by financing activities	$(14,610)	$13,205	$9,404
Net increase (decrease) in cash and cash equivalents	$1,932	$(15,889)	$10,065
Cash and cash equivalents at beginning of year	4,149	20,038	9,973

Cash and cash equivalents at end of year	$6,081	$4,149	$20,038

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,339	$890	$812
Cash paid for income taxes	$—	$—	$136
Non-cash financing and investing activities:
Equipment acquired under capital leases	$5,659	$3,954	$1,252
Dividends accrued, but not paid	$—	$1,849	$1,849

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2008	16,075,080	$16,075	$30,612	$257,693	$(38,529)	$604	$266,455
Comprehensive income
Net income				(33,270)			(33,270)
Retiree benefits						(35,516)	(35,516)

Total comprehensive loss							(68,786)
Dividends ($0.46 per share)				(6,631)			(6,631)
ESOP compensation expense			(151)		4,925		4,774
Share based compensation	3,031	3	674				677

Balance at June 30, 2009	16,078,111	$16,078	$31,135	$217,792	$(33,604)	$(34,912)	$196,489
Comprehensive income
Net loss				(23,953)			(23,953)
Retiree benefits						(4,787)	(4,787)

Total comprehensive loss							(28,740)
Dividends ($0.46 per share)				(6,939)			(6,939)
ESOP compensation expense, including reclassifications			5,344		(1,634)		3,710
Share based compensation	86,068	86	989				1,075

Balance at June 30, 2010	16,164,179	$16,164	$37,468	$186,900	$(35,238)	$(39,699)	$165,595
Comprehensive income
Net loss				(54,317)			(54,317)
Retiree benefits						15,811	15,811

Total comprehensive loss							(38,506)
Dividends ($0.18 per share)				(2,799)			(2,799)
ESOP contributions	1,040	1	8		(9)		—
ESOP compensation expense, including reclassifications			(2,173)		4,810		2,637
Share based compensation	21,153	21	1,167				1,188

Balance at June 30, 2011	16,186,372	$16,186	$36,470	$129,784	$(30,437)	$(23,888)	$128,115

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “our” or “Farmer Bros.”) is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. The Company is a direct distributor of coffee to restaurants, hotels, casinos, hospitals and other foodservice providers, and is a provider of private brand coffee programs to grocery retailers, restaurant chains, convenience stores, and independent coffee houses, nationwide. The Company was founded in 1912, was incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.

The Company’s product line includes roasted coffee, liquid coffee, coffee related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices, gelatins and puddings, soup, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Most sales are made “off-truck” by the Company to its customers at their places of business.

The Company serves its customers from six distribution centers and its distribution trucks are replenished from 114 branch warehouses located throughout the contiguous United States. The Company operates its own trucking fleet to support its long-haul distribution requirements. A portion of the Company’s products are distributed by third parties or are direct shipped via common carrier.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries FBC Finance Company and Coffee Bean Holding Co., Inc. All inter-company balances and transactions have been eliminated.

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

Investments

The Company’s investments consist of marketable debt and equity securities, money market instruments and various derivative instruments, primarily exchange traded treasury futures and options, green coffee forward purchase contracts and commodity purchase agreements. Investments are held for trading purposes and stated at fair value. All derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2011 and 2010, no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

At June 30, 2011, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (which exceeds federally insured limits), short-term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short-term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.

Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts. In fiscal 2010, based on a larger customer base due to the recent Company acquisitions and in response to slower collection of the Company’s accounts receivable resulting from the impact of the economic downturn on the Company’s customers, the Company increased its allowance for doubtful accounts and recorded a $2.5 million charge to bad debt expense. In fiscal 2011, due to improvements in the collection of past due accounts, the Company reduced its estimate of the allowance for doubtful accounts by $0.4 million.

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

When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances and any gain or loss on disposal is included in operations. Maintenance and repairs are charged to expense, and betterments are capitalized.

Coffee Brewing Equipment and Service

The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the depreciation cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying financial statements for the years ended June 30, 2011, 2010 and 2009 are $27.1 million, $21.5 million and $13.1 million, respectively.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has capitalized coffee brewing equipment in the amounts of $12.7 million and $14.1 million in fiscal 2011 and 2010, respectively. During fiscal 2011, 2010 and 2009, the Company had depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold in the amounts of $9.6 million, $6.1 million and $1.7 million, respectively.

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

Revenue Recognition

Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s sales representatives. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.

In connection with the acquisition of the DSD Coffee Business in March 2009, the Company entered into an agreement with Sara Lee pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of June 30, 2011 and 2010, the Company had $4.9 million and $4.1 million, respectively, of receivables from Sara Lee recorded in accounts and notes receivable.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average common shares outstanding (see Note 13), excluding unallocated shares held by the Company’s Employee Stock Ownership Plan. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. Diluted EPS for the years ended June 30, 2011, 2010 and 2009 does not include the dilutive effect of 467,131, 404,943 and 239,000 shares, respectively, issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the consolidated financial statements present only basic net income (loss) per common share.

Effective July 1, 2009, the Company began using the “Two-Class Method” to compute EPS. The Two-Class Method considers unvested restricted stock with a right to receive non-forfeitable dividends as participating securities and allocates earnings to participating securities in the computation of EPS. The Company computed EPS using the Two-Class Method for all periods presented. The effect for the years ended June 30, 2011, 2010 and 2009 was not material.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. The Company identified indicators of impairment including a decline in market capitalization and continuing losses from operations. The Company performed impairment tests to determine the recoverability of the carrying values of the assets or if impairment should be measured and concluded that as of June 30, 2011 goodwill and the indefinite-lived intangible assets were not impaired.

Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. In its annual test of impairment as of the end of fiscal 2011, the Company identified indicators of impairment including a decline in market capitalization and continuing losses from operations. The Company performed impairment tests to determine the recoverability of the carrying values of the assets or if impairment should be measured. The carrying value of these intangible assets was higher than the sum of each of their projected undiscounted cash flows. The Company was required to make estimates of the fair value of the intangible assets in this group, which were based on the use of the income approach. Inputs to the analysis include the projection of future cash flows which are Level 3 inputs within the fair value hierarchy. The Company determined that definite-lived intangible assets consisting of the customer relationships acquired, and the distribution agreement and co-pack agreement entered into, in connection with the DSD Coffee Business acquisition were impaired. The total impairment charge recorded in operating expenses on the consolidated statement of operations as a result of the impairment test was $7.8 million.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs

The Company distributes its products directly to its customers and shipping and handling costs are recorded as Company selling expenses.

Collective Bargaining Agreements

Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend to 2014. Approximately 34% of the workforce is covered by such agreements.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Recently Adopted Accounting Standards

In October 2009, the multiple-element arrangements guidance codified in ASC 605-25, “Revenue Recognition—Multiple Element Arrangements,” was modified by the Financial Accounting Standards Board (“FASB”) as a result of the final consensus reached on EITF Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables,” which was codified by Accounting Standards Update (“ASU”) No. 2009-13. The guidance in ASU No. 2009-13 supersedes the existing guidance on such arrangements and is effective for the first annual reporting period after June 15, 2010 and was effective for the Company beginning on July 1, 2010. Adoption of ASU No. 2009-13 did not materially affect the results of operations, financial condition or cash flows of the Company.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). The new US GAAP guidance gives companies two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. The amendments in the ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2013. The Company believes that adoption of ASU 2011-05 will not impact the results of operations, financial position or cash flows of the Company.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The ASU amends the fair value measurement and disclosure guidance in ASC 820, “Fair Value Measurement,” to converge US GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and, for the Company, the amendments are effective beginning in July 1, 2013. The Company believes that adoption of ASU 2011-04 will not impact the results of operations, financial position or cash flows of the Company.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2011 and 2010, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in Other, net.

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

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

As of June 30, 2011	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$24,407	$7,181	$17,226	$—
Futures, options and other derivative assets(1)	$467	$—	$467	$—
Derivative liabilities(2)	$1,647	$—	$1,647	$—

As of June 30, 2010	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$50,684	$11,946	$38,738	$—
Futures, options and other derivatives(1)	$258	$258	$—	$—

(1)	Included in short-term investments on the consolidated balance sheet.
(2)	Included in other current liabilities on the consolidated balance sheet.

There were no significant transfers of securities between Level 1 and Level 2.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gains and losses, both realized and unrealized, are included in Other, net. Net realized and unrealized gains and losses are as follows:

	June 30,
	2011	2010	2009
	(In thousands)
Investments
Unrealized gains	$865	$9,647	$—
Unrealized losses	—	—	(3,584)
Realized gains	447	—	238
Realized losses	—	(265)	(5,643)

Net realized and unrealized gains (losses)	1,312	9,382	(8,989)
Net gains from sales of assets	1,359	201	475
Other gains, net	1,520	586	266

Other, net	$4,191	$10,169	$(8,248)

Preferred stock investments as of June 30, 2011 consisted of securities with a fair value of $18.1 million in an unrealized gain position and securities with a fair value of $6.3 million in an unrealized loss position. Preferred stock investments as of June 30, 2010 consisted of securities with a fair value of $36.3 million in an unrealized gain position and securities with a fair value of $14.4 million in an unrealized loss position. The following tables show gross unrealized losses (although such losses have been recognized in the statements of operations) and fair value for those investments that were in an unrealized loss position as of June 30, 2011 and 2010, aggregated by the length of time those investments have been in a continuous loss position:

	June 30, 2011
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$319	$(3)	$6,326	$(1,122)

	June 30, 2010
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,889	$(97)	$14,358	$(6,044)

Note 3. Accounts and Notes Receivable, net

	June 30,
	2011	2010
	(In thousands)
Trade receivables	$40,716	$39,600
Other receivables	5,637	6,289
Allowance for doubtful accounts	(2,852)	(3,293)

	$43,501	$42,596

In fiscal 2010, based on a larger customer base due to recent Company acquisitions and in response to slower collection of the Company’s accounts receivable resulting from the impact of the economic downturn on the Company’s customers, the Company increased its allowance for doubtful accounts, and recorded a $2.5

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million charge to bad debt expense. In fiscal 2011, due to improvements in the collection of past due accounts, the Company reduced its estimate of the allowance for doubtful accounts by $0.4 million.

Allowance for doubtful accounts (in thousands):

Balance at June 30, 2008	$(494)
Additions	(810)
Write-offs	131

Balance at June 30, 2009	(1,173)
Additions	(3,188)
Write-offs	1,068

Balance at June 30, 2010	(3,293)
Additions	(2,024)
Write-offs	2,465

Balance at June 30, 2011	$(2,852)

Note 4. Inventories

June 30, 2011	Processed	Unprocessed	Total
	(In thousands)
Coffee	$22,464	$17,220	$39,684
Tea and culinary products	25,469	4,100	29,569
Coffee brewing equipment	3,930	6,576	10,506

	$51,863	$27,896	$79,759

June 30, 2010	Processed	Unprocessed	Total
	(In thousands)
Coffee	$22,230	$16,765	$38,995
Tea and culinary products	28,833	3,145	31,978
Coffee brewing equipment	5,849	6,890	12,739

	$56,912	$26,800	$83,712

Current cost of coffee, tea and culinary inventories exceeds the LIFO cost by (in thousands):

	June 30,
	2011	2010
Coffee	$62,870	$24,432
Tea and culinary products	6,695	4,816

Total	$69,565	$29,248

The change in the Company’s green coffee, tea and culinary product inventories during fiscal 2011, 2010 and 2009 resulted in LIFO (increments) decrements which resulted in a net increase (decrease) in gross profit for those years by $(40.3) million, $(0.7) million and $(1.5) million, respectively.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At times the Company enters into specialized hedging transactions to purchase future coffee contracts to enable the Company to lock in green coffee prices within a pre-established range. For the year ended June 30, 2011 the Company recorded $1.6 million in net unrealized losses related to hedging transactions. From time to time the Company may hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in “Other income (expense).”

In fiscal 2011 and 2010, certain inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the current year cost in fiscal 2011. The effect of this liquidation was to reduce net loss for fiscal 2011 and 2010 by $1.1 million and $0.8 million, respectively. There was no liquidation of LIFO quantities in fiscal 2009.

Note 5. Property, Plant and Equipment

	June 30,
	2011	2010
	(In thousands)
Buildings and facilities	$80,352	$79,312
Machinery and equipment	119,209	109,738
Equipment under capital leases	10,675	7,192
Capitalized software costs	18,294	18,749
Office furniture and equipment	16,839	15,583

	$245,369	$230,574
Accumulated depreciation	(140,996)	(118,810)
Land	9,734	9,946

Property, plant and equipment, net	$114,107	$121,710

Capital leases consist mainly of vehicle leases at June 30, 2011 and 2010.

The Company has capitalized coffee brewing equipment in the amounts of $12.7 million, $14.1 million and $5.4 million in fiscal years 2011, 2010 and 2009, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $9.6 million, $6.1 million and $1.7 million in fiscal years 2011, 2010 and 2009, respectively. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.

Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2011, 2010 and 2009 were $10.3 million, $15.0 million and $15.2 million, respectively.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Goodwill and Intangible Assets

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past three fiscal years and estimated aggregate amortization expense for each of the next five fiscal years:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Customer relationships	$10,460	$(7,291)	$18,216	$(8,485)
Distribution agreement	—	—	2,452	(327)
Co-pack agreement	—	—	743	(165)

Total amortized intangible assets	$10,460	$(7,291)	$21,411	$(8,977)

Unamortized intangible assets:
Tradenames with indefinite lives	$4,080	$—	$4,080	$—
Trademarks with indefinite lives	2,080	—	2,080	—
CBI Goodwill	5,310	—	5,310	—

Total unamortized intangible assets	$11,470	$—	$11,470	$—

Total intangible assets	$21,930	$(7,291)	$32,881	$(8,977)

Aggregate amortization expense for the past three fiscal years:
For the year ended June 30, 2011	$2,948
For the year ended June 30, 2010	$2,849
For the year ended June 30, 2009	$2,159
Estimated amortization expense for each of the next five fiscal years:
For the year ended June 30, 2012	$1,454
For the year ended June 30, 2013	$1,249
For the year ended June 30, 2014	$466
For the year ended June 30, 2015	$—
For the year ended June 30, 2016	$—
The remaining weighted average amortization periods for intangible assets with finite lives are as follows:
Customer relationships	2.4 years
The following is a summary of the changes in the carrying value of goodwill:
Balance at July 1, 2009	$5,310
Acquisitions during year	—

Balance at June 30, 2010	$5,310
Acquisitions during year	—

Balance at June 30, 2011	$5,310

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Employee Benefit Plans

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

Union Pension Plans

The Company contributes to several multi-employer defined benefit pension plans for certain union employees. The contributions to these multi-employer pension plans were approximately $3.1 million, $4.0 million, and $2.8 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Company Pension Plans

The Company has a defined benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan, for the majority of its employees who are not covered under a collective bargaining agreement (“Farmer Bros. Plan”) and two defined benefit pensions plan for certain hourly employees covered under a collective bargaining agreement (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). All assets and benefit obligations were determined using a measurement date of June 30.

The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. As a result, the Company recorded $1.5 million in curtailment charge in the fourth quarter ended June 30, 2011.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2011	2010	2011	2010	2011	2010
	(In thousands)		(In thousands)		(In thousands)
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$110,449	$96,652	$3,707	$3,476	$578	$—
Service cost	4,609	4,340	57	48	409	519
Interest cost	5,999	5,900	199	208	32	—
Plan participant contributions	1,005	732	—	—	—	—
Actuarial (gain)/loss	(1,409)	7,410	(24)	241	39	59
Benefits paid	(5,022)	(4,585)	(284)	(266)	(3)	—
Effect of curtailment	(8,560)	—	7	—	—	—

Projected benefit obligation at the end of the year	$107,071	$110,449	$3,662	$3,707	$1,055	$578
Change in plan assets
Fair value of plan assets at the beginning of the year	63,462	59,266	2,490	2,395	—	—
Actual return on plan assets	16,619	8,049	635	333	11	—
Employer contributions	4,383	—	30	28	413	—
Plan participant contributions	1,005	732	—	—	—	—
Benefits paid	(5,022)	(4,585)	(284)	(266)	(3)	—

Fair value of plan assets at the end of the year	$80,447	$63,462	$2,871	$2,490	$421	$—
Funded status at end of year (underfunded)/overfunded	$(26,624)	$(46,987)	$(791)	$(1,217)	$(634)	$(578)
Amounts recognized in balance sheet
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	(5,360)	(4,970)	(310)	(310)	(8)	(5)
Noncurrent liabilities	(21,264)	(42,017)	(481)	(907)	(626)	(573)

Total	$(26,624)	$(46,987)	$(791)	$(1,217)	$(634)	$(578)
Amounts recognized in balance sheet
Total net (gain)/loss	$25,900	$50,037	$1,587	$2,186	$96	$59
Transition (asset)/obligation	—	—	—	—	—	—
Prior service cost/(credit)	—	1,577	71	82	—	—

Total accumulated OCI (not adjusted for applicable tax)	$25,900	$51,614	$1,658	$2,268	$96	$59

Weighted average assumptions used to determine benefit obligations
Discount rate	5.60%	5.60%	5.60%	5.60%	5.60%	6.25%
Rate of compensation increase	—	3.00%	—	—	3.00%	3.00%

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Net Periodic Benefit Cost and

Other Changes Recognized in Other Comprehensive Income (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2011	2010	2011	2010	2011	2010
	(In thousands)		(In thousands)		(In thousands)
Components of net periodic benefit cost
Service cost	$4,609	$4,340	$57	$48	$409	$519
Interest cost	5,999	5,899	199	208	32	—
Expected return on plan assets	(5,323)	(4,642)	(179)	(175)	(9)	—
Amortization of net (gain)/loss	2,871	3,291	119	131	—	—
Amortization of prior service cost/(credit)	122	146	18	19	—	—
Amount recognized due to special event (curtailment)	1,456	—	—	—	—	—

Net periodic benefit cost	$9,734	$9,034	$214	$231	$432	$519
Other changes recognized in OCI
Net (gain)/loss	$(12,705)	$4,003	$(480)	$82	$37	$59
Prior service cost/(credit)	—	—	7	—	—	—
Amortization of net gain/(loss)	(2,871)	(3,291)	(119)	(131)	—	—
Amortization of transition asset/ (obligation)	—	—	—	—	—	—
Amortization of prior service (cost)/credit	(122)	(146)	(18)	(19)	—	—
Amount recognized due to special event (curtailment)	(10,016)	—	—	—	—	—

Total recognized in other comprehensive income	$(25,714)	$566	$(610)	$(68)	$37	$59
Total recognized in net periodic benefit cost and OCI	$(15,980)	$9,600	$(396)	$163	$469	$578
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.60%	6.25%	5.60%	6.25%	5.60%	6.25%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Rate of compensation increase	—	3.00%	—	—	3.00%	3.00%

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

Description of Investment Policy

The Company’s investment strategy is to build an efficient, well-diversified portfolio based on a long-term, strategic outlook of the investment markets. The investment markets outlook utilizes both the historical-based

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of each plan. The core asset allocation utilizes investment portfolios of various asset classes and multiple investment managers in order to maximize the plan’s return while providing multiple layers of diversification to help minimize risk.

Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2011	2010	2011	2010	2011	2010
	($ In thousands)		($ In thousands)		($ In thousands)
Comparison of obligations to plan assets
Projected benefit obligation	$107,071	$110,449	$3,662	$3,707	$1,055	$578
Accumulated benefit obligation	$107,071	$101,280	$3,662	$3,707	$1,035	$574
Fair value of plan assets at measurement date	$80,447	$63,462	$2,871	$2,490	$421	$—
Plan assets by category
Equity securities	$56,791	$44,398	$2,016	$1,675	$297	$—
Debt securities	18,945	15,917	688	683	99	—
Real estate	4,711	3,147	167	132	$25	—

Total	$80,447	$63,462	$2,871	$2,490	$421	$—

Plan assets by category
Equity securities	70%	70%	70%	67%	70%	—
Debt securities	24%	25%	24%	28%	24%	—
Real estate	6%	5%	6%	5%	6%	—

Total	100%	100%	100%	100%	100%	—

As of June 30, 2011, fair values of plan assets were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$80,447	$—	$75,736	$4,711
Brewmatic Plan	$2,871	$—	$2,704	$167
Hourly Employees’ Plan	$421	$—	$396	$25

As of June 30, 2010, fair values of plan assets were as follows (in thousands):

	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$63,462	$—	$60,315	$3,147
Brewmatic Plan	$2,490	$—	$2,358	$132
Hourly Employees’ Plan	$—	$—	$—	$—

As of June 30, 2011 and 2010, approximately 94% and 95%, respectively, of the assets in each of the Farmer Bros. Plan and the Brewmatic Plan and, as of June 30, 2011, approximately 94% of the assets of the Hourly Employees’ Plan were invested in pooled separate accounts which did not have publicly quoted prices. The pooled separate accounts invest in publicly traded mutual funds. The fair values of the mutual funds were publicly quoted pricing input (Level 1) and were used to determine the net asset value of the pooled separate accounts. Therefore, these assets have Level 2 pricing inputs.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2011 and 2010, approximately 6% and 5%, respectively, of the assets in each of the Farmer Bros. Plan and the Brewmatic Plan and, as of June 30, 2011, approximately 6% of assets of the Hourly Employee’s Plan were invested in commercial real estate and include mortgage loans which are backed by the associated properties. These underlying real estate investments have unobservable Level 3 pricing inputs. The fair value of the underlying real estate is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market capitalization rates and discount rates. In addition, each property is appraised annually by an independent appraiser. The amounts and types of investments within plan assets did not change significantly from June 30, 2010.

The following is a reconciliation of asset balances with Level 3 input pricing:

As of June 30, 2011:

Plan	Beginning Balance	Total Gains or Losses	Settlements	Ending Balance	Unrealized Gains or Losses
Farmer Bros. Plan	$3,147	$652	$912	$4,711	$652
Brewmatic Plan	$132	$28	$7	$167	$28
Hourly Employees’ Plan	—	$—	$25	$25	$—

As of June 30, 2010:

Plan	Beginning Balance	Total Gains or Losses	Settlements	Ending Balance	Unrealized Gains or Losses
Farmer Bros. Plan	$3,458	$(311)	$—	$3,147	$(311)
Brewmatic Plan	$145	$(13)	$—	$132	$(13)
Hourly Employees’ Plan	—	—	—	—	—

Target Plan Asset Allocation for Farmer Bros. Plan and Brewmatic Plan

Fiscal 2012
U.S. large cap equity securities	40.6%
U.S. small cap equity securities	10.0%
International equity securities	16.9%
Debt securities	24.0%
Real estate	8.5%

Total	100.0%

Estimated Amounts in Other Comprehensive Income Expected To Be Recognized

In fiscal 2012, the Company expects to recognize $1.3 million as a component of net periodic benefit cost for the Farmer Bros. Plan, $87,000 for the Brewmatic Plan, and $0 for the Hourly Employees’ Plan.

Estimated Future Contributions and Refunds

In fiscal 2012, the Company expects to contribute $6.7 million to the Farmer Bros. Plan, $0.2 million to the Brewmatic Plan, and $0.7 million to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from postretirement plans.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated Future Benefit Payments

The following benefit payments are expected to be paid over the next 10 fiscal years:

Estimated future benefit payments

Year ending	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
	(In thousands)
June 30, 2012	$5,360	$310	$8
June 30, 2013	$5,640	$300	$17
June 30, 2014	$5,790	$290	$34
June 30, 2015	$6,130	$290	$49
June 30, 2016	$6,470	$290	$70
June 30, 2017 – June 30, 2021	$40,180	$1,420	$680

These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

Defined Contribution Plans

The Company also has defined contribution plans for all its eligible employees. No Company contributions have been made nor were any required to be made to these defined contribution plans during the years ended June 30, 2011, 2010 or 2009.

The Company amended its defined contribution 401(k) plan effective June 30, 2011, to provide for a discretionary Company match of the employees’ annual contribution. As of June 30, 2011, the Company accrued $0.1 million towards this Company match.

Postretirement Benefits

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

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the components of net periodic postretirement benefit cost for the fiscal years ended June 30, 2011 and 2010. Fiscal 2011 postretirement cost/(income) was based on employee census information as of July 1, 2010 and asset information as of June 30, 2011.

Components of Net Periodic Postretirement Benefit Cost	June 30,
	2011	2010
	(In thousands)
Service cost	$1,564	$1,490
Interest cost	1,205	1,239
Expected return on plan assets	—	—
Amortization of unrecognized net gain	(802)	(1,032)
Amortization of unrecognized transition (asset)/obligation	—	—
Amortization of unrecognized prior service cost/(credit)	(230)	(230)

Net periodic benefit cost	$1,737	$1,467

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

Amortization Schedule
Transition (Asset)/Obligation:

The transition (asset)/obligations have been fully amortized.

Prior Service Cost/(Credit) (dollars in thousands):

Date Established	Balance at July 1, 2010	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2011
January 1, 2008	$(2,114)	$230	9.18	0	$(1,884)

Amortization of Net (Gain)/Loss (dollars in thousands):
Net (gain)/loss as of July 1, 2010	$(13,374)
Asset (gains)/losses not yet recognized in market related value of assets	—

Net (gain)/loss subject to amortization	$(13,374)
Corridor (10% of greater of APBO or assets)	2,239

Net (gain)/loss in excess of corridor	$(11,135)

Amortization years	13.89
Amortization of net (gain)/loss for the year	$(802)

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
Change in Benefit Obligation	2011	2010
	(In thousands)
Projected benefit obligation at beginning of year	$23,261	$19,222
Service cost	1,564	1,490
Interest cost	1,205	1,239
Participant contributions	1,103	—
(Gains) losses	(379)	2,969
Benefits paid	(2,022)	(1,659)

Projected benefit obligation at end of year	$24,732	$23,261

	Year Ended June 30,
Change in Plan Assets	2011	2010
	(In thousands)
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contributions	919	1,659
Participant contributions	1,103	—
Benefits paid	(2,022)	(1,659)

Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(24,732)	$(23,261)

	As of June 30,
Amounts Recognized in the Balance Sheet Consist of:	2011	2010
	(In thousands)
Noncurrent assets	$—	$—
Current liabilities	1,148	1,076
Noncurrent liabilities	23,584	22,185

Total	$24,732	$23,261

	Year Ended June 30,
Amounts Recognized in Accumulated Other Comprehensive Income Consist of:	2011	2010
	(In thousands)
Net gain	$(12,086)	$(12,509)
Transition obligation	—	—
Prior service credit	(1,884)	(2,114)

Total accumulated other comprehensive income	$(13,970)	$(14,623)

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended June 30,
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income	2011	2010
	(In thousands)
Unrecognized actuarial loss/(gain)	$(379)	$2,969
Unrecognized transition (asset)/obligation	—	—
Unrecognized prior service cost	—	—
Amortization of net loss	802	1,032
Amortization of prior service cost	230	230

Total recognized in other comprehensive income	653	4,231
Net periodic benefit cost	1,737	1,467

Total recognized in other comprehensive income and net periodic benefit cost	$2,390	$5,698

The estimated net gain and prior service cost credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost in fiscal 2012 are $0.8 million and $0.2 million, respectively.

Estimated Future Benefit Payments (in thousands)
Fiscal 2012	$1,148
Fiscal 2013	$1,232
Fiscal 2014	$1,290
Fiscal 2015	$1,486
Fiscal 2016	$1,606
Fiscal 2017-2021	$10,182

Expected Contributions for the Year Ending June 30, 2012 (in thousands)
Fiscal 2012	$1,148

Sensitivity in Fiscal 2011 Results

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2011 (in thousands):

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$81	$(89)
Effect on accumulated postretirement benefit obligation	$794	$(924)

Note 8. Bank Loan

On September 12, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent. The New Loan Agreement provides for a senior secured revolving credit facility of up to $85 million, with a letter of credit sublimit of $20 million. The new revolving line of credit provides for advances of 85% of eligible

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts receivable and 75% of eligible inventory (subject to a $60 million inventory loan limit), as defined. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The New Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the New Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The term of the New Loan Agreement expires on March 2, 2015.

The New Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The New Loan Agreement allows the Company to pay dividends, subject to certain liquidity requirements. The New Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The New Loan Agreement allows the Lender to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or the Company’s assets, including the Company’s green coffee inventory.

The New Loan Agreement replaces the Company’s existing Loan and Security Agreement, dated March 2, 2009, as amended (the “Original Loan Agreement”), among the Borrowers, Guarantors and Wells Fargo, as Lender. The Original Loan Agreement provided for a senior secured revolving credit facility of up to $50 million, with a letter of credit sublimit of $10 million. The original revolving line of credit provided for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Original Loan Agreement had an unused commitment fee of 0.375%. The Original Loan Agreement provided for a range of interest rates based on modified Monthly Average Excess Availability levels (as defined) with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. All outstanding obligations under the Original Loan Agreement were collateralized by the Company’s assets, excluding the preferred stock held in investment accounts.

The interest rate on the Company’s outstanding borrowings under the Original Loan Agreement was 4.0% at June 30, 2011. As of June 30, 2011, the Company had outstanding borrowings of $31.4 million, utilized $3.1 million of the letters of credit sublimit, and had excess availability under the credit facility of $15.5 million. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of June 30, 2011, the Company was in compliance with all restrictive covenants under the Original Loan Agreement. On September 12, 2011, the Lender and the Company amended the Original Loan Agreement to reduce required minimum excess availability and required minimum total liquidity for the period from July 1, 2011 through September 30, 2011. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.

Note 9. Employee Stock Ownership Plan

The Company’s ESOP was established in 2000 to provide benefits to all employees. The plan is a leveraged ESOP in which the Company is the lender. The loans will be repaid from the Company’s discretionary plan contributions over the original fifteen year terms with a variable rate of interest. The annual interest rate was 1.68% at June 30, 2011, which is updated on a quarterly basis.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of and for the years ended June 30,
	2011	2010	2009
Loan amount (in thousands)	$30,437	$35,238	$40,039
Shares purchased	—	—	—

Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

In fiscal 2011, fiscal 2010 and fiscal 2009, the Company used $1.3 million, $0.7 million and $1.0 million of dividends on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. In fiscal 2011, the Company issued 1,040 shares of common stock to the ESOP to compensate for a shortfall in unallocated, uncommitted shares.

The Company reports compensation expense equal to the fair market value of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from earnings per share calculations.

During the fiscal years ended June 30, 2011, 2010 and 2009, the Company charged $2.6 million, $3.7 million and $4.9 million to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was $(1.4) million, $(0.2) million and $(0.2) million for the years ended June 30, 2011, 2010 and 2009, respectively, is recorded as additional paid-in capital.

	June 30,
	2011	2010
Allocated shares	1,533,578	1,488,724
Committed to be released shares	186,582	192,069
Unallocated shares	1,097,136	1,283,719

Total ESOP shares	2,817,296	2,964,512

	(In thousands)
Fair value of ESOP shares	$28,567	$44,632

Note 10. Share-based Compensation

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

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statement of operations. Prior to fiscal 2008, the Company did not have share-based compensation.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all stock option awards granted is recognized using the straight-line method over the vesting period. The options generally vest ratably over a period of three years. Fiscal 2011 grants include nonqualified options granted in May 2011 (“May Grant”) to purchase 50,000 shares each to Jeffrey A. Wahba and Patrick G. Criteser, and an option to purchase 20,000 shares to Mark A. Harding. The options under the May Grant vest ratably over one year from the date of grant with an exercise price of $9.63 per share. The share-based compensation expense recognized in the Company’s consolidated statement of operations for the fiscal years ended June 30, 2011, 2010 and 2009 is based on awards ultimately expected to vest. Currently, management estimates a forfeiture rate of 6.5% based on the Company’s historical turnover. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The following are the weighted average assumptions used in the Black-Scholes valuation model:

	Year Ended June 30,
	2011	2010	2009
Average fair value of options	$7.05	$6.09	$6.68
Forfeiture rate	6.50%	6.50%	—
Risk-free interest rate	2.70%	2.59%	5.45%
Dividend yield	1.27%	2.50%	2.20%
Average expected life	6 years	6 years	5 years
Expected stock price volatility	54.68%	41.20%	32.38%

The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize stock option activity from adoption of the Omnibus Plan through June 30, 2011:

Outstanding Stock Options

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2008	117,500	$22.62	$6.16	6.6	$—
Granted	121,500	$21.76	$6.68	—	$2

Outstanding at June 30, 2009	239,000	$22.22	$6.41	6.1	$60
Granted	220,789	$18.25	$6.09	—	$—
Cancelled/Forfeited	(54,846)	$21.65	$6.87	—	$—

Outstanding at June 30, 2010	404,943	$20.17	$6.25	5.8	$—
Granted	327,656	$14.95	$7.05	—	$—
Cancelled/Forfeited	(234,789)	$19.21	$6.97	—	$—

Outstanding at June 30, 2011	497,810	$17.19	$6.44	5.7	$61

Vested and exercisable, June 30, 2011	174,941	$21.20	$6.32	4.4	$—
Vested and expected to vest, June 30, 2011	467,131	$17.26	$6.40	5.6	$58

Nonvested Stock Options

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Outstanding at June 30, 2008	117,500	$22.62	$6.16	—
Granted	121,500	$21.76	$6.68	—
Vested	(40,490)	$22.66	$6.16	—

Outstanding at June 30, 2009	198,510	$22.13	$6.46	2.1
Granted	220,789	$18.25	$6.09	—
Vested	(68,990)	$22.20	$6.43	—
Cancelled/Forfeited	(49,515)	$21.21	$6.35	—

Outstanding at June 30, 2010	300,794	$19.42	$6.22	2.1
Granted	327,656	$14.95	$7.05	—
Vested	(105,458)	$20.29	$6.30	—
Cancelled/Forfeited	(200,123)	$18.74	$7.09	—

Outstanding at June 30, 2011	322,869	$15.02	$6.50	1.7

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $10.14 at June 30, 2011, $15.09 at June 30, 2010 and $22.88 at June 30, 2009, representing the last trading day of the respective years, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of those dates. As of June 30, 2011, June 30, 2010 and June 30, 2009, respectively, there was approximately $1.5 million, $1.4 million, and $1.0 million of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expense was $0.7 million, $0.6 million and $0.4 million for fiscal 2011, 2010 and 2009, respectively.

Restricted Stock

During each of fiscal 2011, 2010 and 2009 the Company granted a total of 63,979 shares, 48,722 shares and 26,100 shares of restricted stock, respectively, with a weighted average grant date fair value of $16.67, $18.31 and $21.76 per share, respectively, to eligible employees, officers and directors under the Omnibus Plan. Shares of restricted stock generally vest at the end of three years for eligible employees and officers who are employees. The fiscal 2011 grant of 63,979 shares include 10,384 shares of restricted stock granted to Patrick G. Criteser, the Company’s Interim Co-CEO, which shares vest at one year from the date of grant. Shares of restricted stock generally vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense was $0.5 million, $0.4 million and $0.3 million, respectively, for the fiscal years ended June 30, 2011, 2010 and 2009. As of June 30, 2011, 2010 and 2009, there was approximately $0.9 million, $0.9 million and $0.8 million, respectively, of unrecognized compensation cost related to restricted stock. The following tables summarize restricted stock activity from adoption of the Omnibus Plan through June 30, 2011:

Outstanding Restricted Stock Awards

	Shares Awarded	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding June 30, 2008	25,600	$22.67	—	$545.3
Granted	26,100	$21.76	—	$568.2
Exercised/Released	(3,031)	$22.70	—	$57.5
Cancelled/Forfeited	(500)	$21.76	—	$11.4

Outstanding at June 30, 2009	48,169	$22.19	2.1	$1,072.2
Granted	48,722	$18.31	—	$892.0
Exercised/Released	(5,860)	$22.18	—	$105.0
Cancelled/Forfeited	(10,823)	$21.79	—	$235.0

Outstanding at June 30, 2010	80,208	$19.91	2.0	$1,210.0
Granted	63,979	$16.67	—	$1,066.0
Exercised/Released	(20,674)	$21.52	—	$332.0
Cancelled/Forfeited	(42,826)	$19.19	—	$497.0

Outstanding June 30, 2011	80,687	$17.31	2.6	$818.0

Vested and exercisable, June 30, 2011	—
Vested and expected to vest, June 30, 2011	73,063	$17.30	2.6	$740.0

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonvested Restricted Stock Awards

	Shares Awarded	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2008	25,600	$22.67
Granted	26,100	$21.76
Vested	(3,031)	$22.70
Cancelled/Forfeited	(500)	$21.76

Outstanding at June 30, 2009	48,169	$22.19
Granted	48,722	$18.31
Vested	(5,860)	$22.18
Cancelled/Forfeited	(10,823)	$21.49

Outstanding at June 30, 2010	80,208	$19.91
Granted	63,979	$16.67
Vested	(20,674)	$21.52
Cancelled/Forfeited	(42,826)	$19.19

Outstanding at June 30, 2011	80,687	$17.31

Note 11. Other Current Liabilities

Other current liabilities consist of the following:

	June 30,
	2011	2010
	(In thousands)
Accrued workers’ compensation liabilities	$1,320	$1,293
Dividends payable	9	1,849
Postretirement medical liability	1,148	1,076
Accrued pension liabilities	5,678	5,285
Other (including net taxes payable)	3,727	2,178

	$11,882	$11,681

Note 12. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	June 30,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(4)	$(3,514)	$(1,433)
State	324	227	(5)

Total current income tax benefit	320	(3,287)	(1,439)
Deferred:
Federal	(7,867)	629	11,916
State	(1,620)	129	3,805

Total deferred income tax expense (benefit)	(9,487)	758	15,721

Income tax (benefit) expense	$(9,167)	$(2,529)	$14,283

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from post retirement benefits recorded as a component of other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended June 30, 2011, the Company recorded a tax expense of $9.8 million in other comprehensive income related to the gain on post retirement benefits, and recorded a corresponding tax benefit of $9.8 million in continuing operations.

A reconciliation of income tax (benefit) expense to the federal statutory tax rate is as follows:

	June 30, 2011	June 30, 2010	June 30, 2009
Statutory tax rate	34%	34%	34%

	(In thousands)
Income tax benefit at statutory rate	$(21,585)	$(9,004)	$(6,456)
State income tax (net of federal tax benefit)	(2,765)	(1,238)	(985)
Dividend income exclusion	(532)	(765)	(840)
Valuation allowance	16,529	8,752	19,663
Change in contingency reserve (net)	(1,308)	7	3,578
Research tax credit (net)	(16)	(66)	(97)
Other (net)	510	(215)	(580)

Income tax (benefit) expense	$(9,167)	$(2,529)	$14,283

The primary components of the temporary differences which give rise to the Company’s net deferred tax assets are as follows:

	June 30,
	2011	2010	2009
	(In thousands)
Deferred tax assets:
Postretirement benefits	$20,226	$27,589	$22,110
Accrued liabilities	4,138	4,376	4,594
Capital loss carryforward	2,945	1,971	2,757
Net operating loss carryforward	37,170	17,261	5,564
Other	4,328	2,464	6,362

Total deferred tax assets	68,807	53,661	41,387
Deferred tax liabilities:
Fixed assets	(7,881)	(5,551)	(5,056)
Intangible assets	(1,032)	(4,498)	(2,725)
Other	(814)	(726)	(545)

Total deferred tax liabilities	(9,727)	(10,775)	(8,326)
Valuation allowance	(60,390)	(43,860)	(33,278)

Net deferred tax (liability) asset	$(1,310)	$(974)	$(217)

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has approximately $96.1 million and $104.3 million of federal and state net operating loss carryforwards that will begin to expire in the years ending June 30, 2025 and June 30, 2020, respectively. The Company also has approximately $7.8 million and $7.0 million of federal and state capital loss carryforwards, respectively, that may only be used to offset capital gains that begin expiring in June 30, 2012.

At June 30, 2011, the Company had total deferred tax assets of $68.8 million and a net deferred tax asset before valuation allowance of $59.1 million. The Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making such assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections.

After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company’s deferred tax assets as of June 30, 2011. Accordingly, a valuation allowance of $60.4 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $16.5 million, $10.6 million and $33.3 million in fiscal years ended June 30, 2011, 2010 and 2009, respectively.

The “Worker, Homeownership, and Business Assistance Act of 2009,” which was signed into law on November 6, 2009, extended the carryback period for certain net operating losses from two years to five years. As a result of the extended carryback period, the Company recorded a tax benefit of $3.5 million in fiscal 2010.

A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits is as follows (in thousands):

	Year Ended June 30,
	2011	2010	2009
Unrecognized tax benefits at beginning of year	$5,218	$4,382	$807
Increases in tax positions for prior years	—	—	4,005
(Decreases) increases in tax positions for current year	(1,316)	836	—
Settlements	—	—	(430)
Lapse in statute of limitations	—	—	—

Unrecognized tax benefits at end of year	$3,902	$5,218	$4,382

At June 30, 2011 and 2010, the Company has approximately $3.6 million and $5.0 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to the valuation allowance.

The Internal Revenue Service completed an audit of the Company’s open tax years in December 2010. The Company is currently appealing the result of this audit. The State of California is currently conducting a examinations of the Company’s tax returns for the years ended June 20, 2006 and 2007. The Company believes it is reasonably possible that a portion of its total unrecognized tax benefits will decrease in the next twelve months upon the conclusion of these examinations. However, it is premature to assess the range or the nature of the reasonably possible changes to the Company’s unrecognized tax benefits.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2003.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2011 and 2010, the Company recorded $47,000 and $36,000, respectively, in accrued interest and penalties associated with uncertain tax positions. Additionally, the Company recorded (income)/expense of $12,000, $10,000 and ($38,000) related to interest and penalties on uncertain tax positions in the years ended June 30, 2011, 2010 and 2009, respectively.

Note 13. Earnings (Loss) Per Share

(In thousands, except share and per share amounts)	Year ended June 30,
	2011	2010	2009
Net loss attributable to common stockholders-basic	$(53,897)	$(23,847)	$(33,160)
Net loss attributable to unvested restricted stockholders	(420)	(106)	(110)

Total net loss	$(54,317)	$(23,953)	$(33,270)

(In thousands, except share and per share amounts)	Year ended June 30,

	2011	2010	2009
Weighted average shares outstanding-basic	15,066,663	14,866,306	14,508,320
Effect of dilutive securities:
Shares issuable under stock options	—	—	—

Weighted average shares outstanding-diluted	15,066,663	14,866,306	14,508,320

Basic and diluted net loss per common share	$(3.61)	$(1.61)	$(2.29)

Note 14. Commitments and Contingencies

With the acquisition of the DSD Coffee Business in the fiscal year ended June 30, 2009, the Company assumed some of the operating lease obligations associated with the acquired vehicles. The Company also refinanced some of the existing leases and entered into new capital leases for certain vehicles. The terms of the capital leases vary from 13 months to 26 months with varying expiration dates through 2011. The Company is obligated under operating leases for branch warehouses. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years that expires in 2018 and has a 10 year renewal option, and operating leases for computer hardware with terms that do not exceed four years. Rent expense for the fiscal years ended June 30, 2011, 2010 and 2009 was $6.3 million, $6.6 million and $3.2 million, respectively.

In May 2011, the Company did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result, the Company was required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. The Company posted the security deposit in June 2011.

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contractual obligations for future fiscal years are as follows (in thousands):

	Contractual Obligations
Year Ended June 30,	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations	Postretirement Benefits Other Than Pensions
2012	$2,210	$5,228	$5,678	$1,148
2013	2,171	4,125	5,957	1,232
2014	2,042	3,446	6,114	1,290
2015	1,994	2,833	6,469	1,486
2016	1,764	1,865	6,830	1,606
Thereafter	338	3,230	42,280	10,182

		$20,727	$73,328	$16,944

Total minimum lease payments	$10,519
Less: imputed interest (6.30% to 13.60%)	(1,883)

Present value of future minimum lease payments	$8,636
Less: current portion	1,570

Long-term capital lease obligation	$7,066

The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 15. Quarterly Financial Data (Unaudited)

	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(In thousands, except share data)
Net sales	$108,743	$119,227	$116,732	$119,243
Gross profit	$43,945	$45,016	$41,861	$26,352
Loss from operations	$(12,019)	$(10,543)	$(14,463)	$(31,397)
Net loss	$(9,873)	$(8,912)	$(13,196)	$(22,336)
Net loss per common share	$(0.66)	$(0.59)	$(0.87)	$(1.47)

	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(In thousands, except share data)
Net sales	$112,127	$120,225	$111,002	$106,964
Gross profit	$54,304	$51,092	$49,261	$42,907
Loss from operations	$(2,499)	$(5,102)	$(9,288)	$(22,303)
Net income (loss)	$2,199	$1,417	$(6,575)	$(20,994)
Net income (loss) per common share	$0.15	$0.10	$(0.44)	$(1.40)

During the fourth quarter and for the fiscal year ended June 30, 2011, the Company recorded $40.3 million in LIFO charge in cost of goods sold and an impairment loss of $7.8 million related to the write-off of definite-lived intangible assets that the Company acquired or entered into during the DSD Coffee Business acquisition. During the fourth quarter of fiscal 2011, the Company also recorded $9.2 million in income tax benefit (see Note 12).

FARMER BROS. CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter and for the fiscal year ended June 30, 2010, the Company identified two errors in its consolidated financial statements. The first error was an understatement of coffee brewing equipment parts inventory and an overstatement of cost of sales by $1.8 million, of which $1.5 million related to fiscal year 2009 and $0.3 million related to the first three quarters of fiscal 2010. The error resulted from the Company charging the cost of coffee brewing equipment at one recently acquired location to cost of sales upon receipt rather than accounting for parts on hand as inventory. The second error was an understatement of accrued liabilities and operating expense by $1.8 million, of which $0.5 million related to fiscal year 2009 and $1.3 million related to the first three quarters of fiscal 2010. This error resulted from a misapplication of a system configuration at a recently acquired location. In accordance with relevant guidance, management evaluated the materiality of these errors from a qualitative and quantitative perspective both individually and in the aggregate. Based on such evaluation, the Company concluded that correcting the cumulative errors would be immaterial to the expected full year results for fiscal 2010 and correcting the error would not have had a material impact to any of the individual prior period financial statements or affect the trend of financial results. Accordingly, the Company recorded an adjustment during the fourth quarter of fiscal 2010 to increase total inventory and reduce cost of sales by $1.8 million and to increase accrued liabilities and operating expense by $1.8 million.

Note 16. Subsequent Events

On September 12, 2011, the Lender and the Company amended the Original Loan Agreement to reduce required minimum excess availability and required minimum total liquidity for the period from July 1, 2011 through September 30, 2011. See Note 8.

On September 12, 2011, the Company entered into an Amended and Restated Loan and Security Agreement among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent. See Note 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (including our Interim Co-Chief Executive Officers) and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

As of June 30, 2011, our management, with the participation of our Interim Co-Chief Executive Officers and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Interim Co-Chief Executive Officers and our Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Interim Co-Chief Executive Officers and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2011.

Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2011, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Farmer Bros. Co. and Subsidiaries

We have audited Farmer Bros. Co. and Subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Farmer Bros. Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Farmer Bros. Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of Farmer Bros. Co. and Subsidiaries and our report dated September 12, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

September 12, 2011

Item  9A(T). Controls and Procedures

Not applicable.

Item 9B.	Other Information

On September 12, 2011, the Lender and the Company amended the Original Loan Agreement to reduce required minimum excess availability and required minimum total liquidity for the period from July 1, 2011 through September 30, 2011. The foregoing description of Amendment No. 5 to the Original Loan Agreement does not purport to be complete and is subject to, and qualified in its entirety by, reference to Amendment No. 5 to Loan and Security Agreement which is included as Exhibit 10.11 to this Form 10-K and incorporated herein by reference.

On September 12, 2011, we entered into an Amended and Restated Loan and Security Agreement among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent. A description of the material terms and conditions of the Loan Agreement are set forth in Part II, Item 7 of this Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2011, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Registrant’s Proxy Statement expected to be dated and filed with the SEC on or before October 28, 2011.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Equity Compensation Plan Information

Information about our equity compensation plans at June 30, 2011 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(b)
Equity compensation plans approved by stockholders(a)	497,810	$17.19	391,938
Equity compensation plans not approved by stockholders	—	—	—
Total	497,810	$17.19	391,938

(a)	Includes the Omnibus Plan.
(b)	Shares available for future issuance under the Omnibus Plan may be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, or other incentives payable in shares of stock, or any combination thereof. Shares covered by an award will be counted as used at the time the award is granted to a participant. If any award lapses, expires, terminates or is canceled prior to the issuance of shares thereunder or if shares are issued under the Omnibus Plan to a participant and are thereafter reacquired by the Company, the shares subject to such awards and the reacquired shares shall again be available for issuance under the Omnibus Plan. In addition to the shares that are actually issued to a participant, the following items will be counted against the total number of shares available for issuance under the Omnibus Plan: (i) shares subject to an award that are not delivered to a participant because the award is exercised through a reduction of shares subject to the award (i.e., “net exercised”); (ii) shares subject to an award that are not delivered to a participant because such shares are withheld in satisfaction of the withholding of taxes incurred in connection with the exercise of or issuance of shares under certain types of awards; and (iii) shares that are tendered to the Company to pay the exercise price of any stock award. The following items will not be counted against the total number of shares available for issuance under the Omnibus Plan: (A) the payment in cash of dividends or dividend equivalents; and (B) any award that is settled in cash rather than by issuance of stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Financial Statements and Financial Statement Schedules:

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

FARMER BROS. CO.

By:	/S/ JEFFREY A. WAHBA
Jeffrey A. Wahba Interim Co-Chief Executive Officer, Treasurer and Chief Financial Officer (co-chief executive officer, principal financial and accounting officer) Date: September 12, 2011

By:	/S/ PATRICK G. CRITESER
Patrick G. Criteser Interim Co-Chief Executive Officer (co-chief executive officer) Date: September 12, 2011

By:	/S/ HORTENSIA GÓMEZ
Hortensia Gómez Vice President and Controller (controller) Date: September 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ GUENTER W. BERGER Guenter W. Berger	Chairman of the Board and Director	September 12, 2011

/S/ MARTIN A. LYNCH Martin A. Lynch	Director	September 12, 2011

/S/ THOMAS A. MALOOF Thomas A. Maloof	Director	September 12, 2011

/S/ JAMES J. MCGARRY James J. McGarry	Director	September 12, 2011

/S/ JOHN H. MERRELL John H. Merrell	Director	September 12, 2011

/S/ JEFFREY A. WAHBA Jeffrey A. Wahba	Director	September 12, 2011

Jeanne Farmer Grossman	Director

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Asset Purchase Agreement dated as of December 2, 2008, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.2	Amendment No. 1 to Asset Purchase Agreement, dated February 27, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

10.3	Second Amendment to Asset Purchase Agreement, dated December 17, 2009, by and among Sara Lee Corporation, Saramar, LLC and Farmer Bros. Co. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 9, 2010 and incorporated herein by reference).

10.4	Stock Purchase Agreement, dated April 27, 2007, by and among Farmer Bros. Co., Coffee Bean Holding Co., Inc., and the Stockholders of Coffee Bean Holding Co., Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2007 and incorporated herein by reference).

10.5	Loan and Security Agreement, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc., FBC Finance Company and SL Realty, LLC, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2009 and incorporated herein by reference).

10.6	Amendment No. 1 to Loan and Security Agreement and Consent, dated March 2, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).

1

10.7	Amendment No. 2 to Loan and Security Agreement and Consent, dated July 27, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 9, 2009 and incorporated herein by reference).

10.8	Amendment No. 3 to Loan and Security Agreement, dated November 20, 2009, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 filed with the SEC on February 9, 2010 and incorporated herein by reference).

10.9	Amendment No. 4 to Loan and Security Agreement and Consent, dated August 31, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2010 filed with the SEC on September 14, 2010 and incorporated herein by reference).

10.10	Letter Agreement regarding Waiver of Event of Default dated May 7, 2010, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

10.11	Amendment No. 5 to Loan and Security Agreement, dated September 12, 2011, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Lender (filed herewith).

10.12	Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed herewith).

10.13	Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.14	Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed herewith).*

10.15	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.16	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

2

10.17	ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.18	Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.19	ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.20	Employment Agreement, dated as of June 2, 2006, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2006 and incorporated herein by reference).*

10.21	Amendment No. 1 to Employment Agreement, dated as of December 5, 2007, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 11, 2007 and incorporated herein by reference).*

10.22	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.23	Separation Agreement, dated as of April 1, 2011, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011 and incorporated herein by reference).*

10.24	Employment Agreement, dated as of February 25, 2010, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010 and incorporated herein by reference).*

10.25	Amended and Restated Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.26	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 30, 2011, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2011 and incorporated herein by reference).*

10.27	Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.28	Letter Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.29	Employment Agreement, dated as of December 1, 2010, by and between Farmer Bros. Co. and Larry B. Garrett (filed herewith).*

3

10.30	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.31	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.32	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.33	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.34	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.35	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.36	Form of Target Award Notification Letter (Fiscal 2011) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2010 and incorporated herein by reference).*

10.37	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.38	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011 and incorporated herein by reference).*

10.39	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011 and incorporated herein by reference).*

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith).

23.1	Consent of Independent Registered Accounting Firm (filed herewith).

31.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Properties List (filed herewith).

*	Management contract or compensatory plan or arrangement.

4