Form 10-Q
period 2011-09-30
FARMER BROTHERS CO
filed 2011-11-08
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 7, 2011, the registrant had 16,185,572 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.

FORM 10-Q QUARTERLY REPORT

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,552	$6,081
Short-term investments	16,193	24,874
Accounts and notes receivable, net	44,554	43,501
Inventories	83,408	79,759
Income tax receivable	161	448
Prepaid expenses	2,249	2,747

Total current assets	151,117	157,410

Property, plant and equipment, net	108,711	114,107
Goodwill and other intangible assets, net	14,270	14,639
Other assets	2,846	2,892
Deferred income taxes	1,005	1,005

Total assets	$277,949	$290,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,414	$42,473
Accrued payroll expenses	14,888	15,675
Short-term borrowings under revolving credit facility	33,398	31,362
Short-term obligations under capital leases	1,588	1,570
Deferred income taxes	500	500
Other current liabilities	12,495	11,882

Total current liabilities	101,283	103,462

Accrued postretirement benefits	23,911	23,585
Other long-term liabilities-capital leases	6,664	7,066
Accrued pension liabilities	19,316	22,371
Accrued workers’ compensation liabilities	3,639	3,639
Deferred income taxes	1,815	1,815

Total liabilities	$156,628	$161,938

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,186,852 and 16,186,372 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	16,187	16,186
Additional paid-in capital	37,259	36,470
Retained earnings	122,200	129,784
Unearned ESOP shares	(30,437)	(30,437)
Less accumulated other comprehensive loss	(23,888)	(23,888)

Total stockholders’ equity	$121,321	$128,115

Total liabilities and stockholders’ equity	$277,949	$290,053

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net sales	$121,197	$108,743
Cost of goods sold	81,512	64,798

Gross profit	39,685	43,945

Selling expenses	35,681	43,163
General and administrative expenses	8,634	12,801

Operating expenses	44,315	55,964

Loss from operations	(4,630)	(12,019)

Other (expense) income:
Dividend income	359	679
Interest income	15	74
Interest expense	(575)	(402)
Other, net	(2,407)	2,156

Total other (expense) income	(2,608)	2,507

Loss before taxes	(7,238)	(9,512)
Income tax expense	346	361

Net loss	$(7,584)	$(9,873)

Net loss per common share-basic and diluted	$(0.50)	$(0.66)

Weighted average common shares outstanding-basic and diluted	15,182,147	14,975,216
Cash dividends declared per common share	$—	$0.115

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,584)	$(9,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,923	7,461
Provision for doubtful accounts	590	248
Loss on sales of assets	98	199
ESOP and share-based compensation expense	790	1,078
Net loss (gain) on derivatives and investments	2,621	(1,897)
Change in operating assets and liabilities:
Short-term investments	6,059	8,780
Accounts and notes receivable	(1,643)	(362)
Inventories	(3,192)	4,145
Income tax receivable	287	5,711
Prepaid expenses and other assets	543	845
Accounts payable	(3,650)	(9,428)
Accrued payroll expenses and other liabilities	(147)	893
Accrued postretirement benefits	327	342
Other long-term liabilities	(3,055)	5,157

Net cash (used in) provided by operating activities	(33)	13,299

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,910)	(5,618)
Proceeds from sales of property, plant and equipment	198	87

Net cash used in investing activities	(2,712)	(5,531)

Cash flows from financing activities:
Proceeds from revolving line of credit	8,400	4,000
Repayments on revolving line of credit	(6,800)	(10,000)
Payments on capital lease obligations	(384)	(85)
Dividends paid	—	(1,833)

Net cash provided by (used in) financing activities	1,216	(7,918)

Net decrease in cash and cash equivalents	(1,529)	(150)
Cash and cash equivalents at beginning of period	6,081	4,149

Cash and cash equivalents at end of period	$4,552	$3,999

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Farmer Bros. Co. and Summary of Significant Accounting Policies

The Company

Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries, unless the context otherwise requires, herein referred to as the “Company,” “we,” “our” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. The Company is a direct distributor of coffee to restaurants, hotels, casinos, hospitals and other food service providers, and is a provider of private brand coffee programs to grocery retailers, restaurant chains, convenience stores, and independent coffee houses, nationwide. The Company was founded in 1912, was incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. Events occurring subsequent to September 30, 2011 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three months ended September 30, 2011.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2011.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Coffee Brewing Equipment and Service

The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the depreciation cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from the Company’s customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the fiscal quarters ended September 30, 2011 and 2010 are $6.0 million and $7.2 million, respectively. The Company has capitalized coffee brewing equipment in the amounts of $2.4 million and $2.9 million during the fiscal quarters ended September 30, 2011 and 2010, respectively. During the fiscal quarters ended September 30, 2011 and 2010, the Company recorded depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold in the amounts of $2.8 million and $2.1 million, respectively.

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

Revenue Recognition

Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s sales representatives. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third-party delivery.

In connection with the acquisition of the DSD Coffee Business in March 2009, the Company entered into an agreement with Sara Lee Corporation (“Sara Lee”) pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of September 30, 2011, the Company had $3.5 million of receivables from Sara Lee recorded in “Accounts and notes receivable.”

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average common shares outstanding (see Note 9), excluding unallocated shares held by the Company’s Employee Stock Ownership Plan. Diluted EPS includes the effect of any potential shares outstanding, which for the Company consists of dilutive stock options. The dilutive effect of stock options is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. Diluted EPS for the fiscal quarters ended September 30, 2011 and 2010 does not include the dilutive effect of 403,429 and 100,817 shares, respectively, issuable under stock options since their inclusion would be anti-dilutive. Accordingly the unaudited consolidated financial statements present only basic net income (loss) per common share.

The Company uses the “Two-Class Method” to compute EPS. The Two-Class Method considers unvested restricted stock with a right to receive non-forfeitable dividends as participating securities and allocates earnings to participating securities in the computation of EPS. The Company computed EPS using the Two-Class Method for all periods presented. The effect for the fiscal quarters ended September 30, 2011 and 2010 was not material.

Dividends Declared

In light of the Company’s current financial position, in the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, the Company’s Board of Directors voted to omit the payment of a quarterly dividend for the first and second quarters of fiscal 2012, respectively. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

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

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. While there were certain indicators of impairment at September 30, 2011, based on the analysis performed by the Company, the Company determined that no impairment charge was required.

Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. While there were certain indicators of impairment at September 30, 2011, based on the analysis performed by the Company, the Company determined that no impairment charge was required.

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

Recently Adopted Accounting Standards

No new accounting pronouncements were adopted during the quarter ended September 30, 2011.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans” (“ASU 2011-09”). ASU 2011-09 requires companies participating in multiemployer pension plans to disclose more information about the multiemployer plan(s), the employer’s level of participation in the multiemployer plan(s), the financial health of the plan(s), and the nature of the employer commitments to the plan. For public entities, the amendments are effective for fiscal years ending after December 15, 2011 and, for the Company, the amendments are effective for the fiscal year ending June 30, 2012. Since ASU 2011-09 does not change the accounting for an employer’s participation in a multiemployer plan, the Company believes adoption of ASU 2011-09 will not impact the results of operations, financial position or cash flows of the Company.

In September 2011, the FASB issued ASU No. 2011-08, “Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). Pursuant to ASU 2011-08 companies will have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendments include examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and is effective for the Company for fiscal 2013 beginning July 1, 2012. The Company believes adoption of ASU 2011-08 will not impact the results of operations, financial position or cash flows of the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). The new US GAAP guidance gives companies two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. The amendments in the ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2012. The Company believes that adoption of ASU 2011-05 will not impact the results of operations, financial position or cash flows of the Company.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends the fair value measurement and disclosure guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), of the FASB for financial assets and liabilities to converge US GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2012. The Company believes that adoption of ASU 2011-04 will not impact the results of operations, financial position or cash flows of the Company.

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At September 30, 2011 and June 30, 2011, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other, net.”

The Company adopted ASC 820 on July 1, 2009. ASC 820 defines fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Under ASC 820, the Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

As of September 30, 2011	Total	Level 1	Level 2	Level 3
(In thousands)	(Unaudited)
Preferred stock(1)	$15,564	$4,477	$11,087	$—
Futures, options and other derivative assets(1)	$629	$—	$629	$—
Derivative liabilities(2)	$2,755	$—	$2,755	$—

As of June 30, 2011	Total	Level 1	Level 2	Level 3
(In thousands)
Preferred stock(1)	$24,407	$7,181	$17,226	$—
Futures, options and other derivative assets(1)	$467	$—	$467	$—
Derivative liabilities(2)	$1,647	$—	$1,647	$—

(1)	Included in “Short-term investments” on the consolidated balance sheet.
(2)	Included in “Other current liabilities” on the consolidated balance sheet.

There were no significant transfers of securities between Level 1 and Level 2 in each of the periods presented.

Gains and losses, both realized and unrealized, are included in “Other, net.” Net realized and unrealized gains and losses are as follows:

	Three Months Ended September 30,
(In thousands)	2011	2010
	(Unaudited)
Net realized gains	$119	$349
Net unrealized (losses) gains	(2,740)	1,548

Net realized and unrealized (losses) gains	$(2,621)	$1,897

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

Preferred stock investments as of September 30, 2011 consisted of securities with a fair value of $12.3 million in an unrealized gain position and securities with a fair value of $3.2 million in an unrealized loss position. Preferred stock investments as of June 30, 2011 consisted of securities with a fair value of $18.1 million in an unrealized gain position and securities with a fair value of $6.3 million in an unrealized loss position. The following tables show gross unrealized losses (although such losses have been recognized in the statements of operations) and fair value for those investments that were in an unrealized loss position as of September 30, 2011 and June 30, 2011, aggregated by the length of time those investments have been in a continuous loss position:

	September 30, 2011 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$515	$(11)	$3,246	$(1,601)

	June 30, 2011
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$319	$(3)	$6,326	$(1,122)

Note 3. Accounts and Notes Receivable, net

(In thousands)	September 30, 2011	June 30, 2011
	(Unaudited)
Trade receivables	$42,558	$40,716
Other receivables	4,258	5,637
Allowance for doubtful accounts	(2,262)	(2,852)

	$44,554	$43,501

Note 4. Inventories

September 30, 2011	Processed	Unprocessed	Total
(In thousands)	(Unaudited)
Coffee	$25,823	$17,139	$42,962
Tea and culinary products	25,705	4,415	30,120
Coffee brewing equipment	4,288	6,038	10,326

	$55,816	$27,592	$83,408

June 30, 2011	Processed	Unprocessed	Total
(In thousands)
Coffee	$22,464	$17,220	$39,684
Tea and culinary products	25,469	4,100	29,569
Coffee brewing equipment	3,930	6,576	10,506

	$51,863	$27,896	$79,759

The Company anticipates that certain inventory quantities will be reduced as of June 30, 2012 and expects the reduction to result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the estimated current year cost in fiscal 2012. The expected effect of this liquidation for fiscal year 2012 is $6.8 million of which the Company recorded $1.7 million in the fiscal quarter ended September 30, 2011 reducing net loss for the quarter by $1.7 million.

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

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

At times the Company enters into specialized hedging transactions to purchase future coffee contracts to enable the Company to lock in green coffee prices within a pre-established range. For the three months ended September 30, 2011, the Company recorded $1.2 million in net unrealized losses related to hedging transactions. From time to time the Company may hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in “Other, net.”

Note 5. Employee Benefit Plans

The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Certain retirees are also eligible for medical, dental and vision benefits.

Company Pension Plans

The Company has a defined benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan, for the majority of its employees who are not covered under a collective bargaining agreement (“Farmer Bros. Plan”) and two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). All assets and benefit obligations were determined using a measurement date of June 30.

The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.

The net periodic benefit costs for the defined benefit plans are as follows:

Components of net periodic benefit cost

	Three Months Ended September 30,
	2011	2010
(In thousands)	(Unaudited)
Service cost	$124	$1,300
Interest cost	1,525	1,569
Expected return on plan assets	(1,703)	(1,329)
Amortization of net (gain)/loss*	342	836
Amortization of prior service cost/(credit)*	5	41

Net periodic benefit cost	$293	$2,417

*	These amounts represent the estimated portion of the net (gain)/loss and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2012	2011
Discount rate	5.60%	5.60%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase*	3.00%	3.00%

*	For Hourly Employees’ Plan only.

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

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

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

The following table shows the components of net periodic postretirement benefit cost for the three months ended September 30, 2011 and 2010.

Components of net periodic postretirement benefit cost

	Three Months Ended September 30,
	2011	2010
(In thousands)	(Unaudited)
Service cost	$409	$474
Interest cost	330	314
Expected return on plan assets	—	—
Amortization of unrecognized net gain	(199)	(180)
Amortization of unrecognized transition (asset)/obligation	—	—
Amortization of unrecognized prior service cost/(credit)	(58)	(58)

Net periodic postretirement benefit cost	$482	$550

Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2012	2011
Discount rate	5.46%	5.52%

The fiscal 2012 estimate of net periodic postretirement benefit cost is also based on July 1, 2010 census data assuming there were no demographic actuarial gains or losses during the fiscal year ended June 30, 2011.

Note 6. Bank Loan

On September 12, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) among the Company and Coffee Bean International, Inc. (“CBI”), as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent. The New Loan Agreement provides for a senior secured revolving credit facility of up to $85 million, with a letter of credit sublimit of $20 million. The new revolving line of credit provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60 million inventory loan limit), as defined. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The New Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the New Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The term of the New Loan Agreement expires on March 2, 2015.

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

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

On September 30, 2011, the Company was eligible to borrow up to a total of $85.0 million under the credit facility. As of September 30, 2011, the Company had borrowed $33.4 million of this amount, utilized $9.0 million of its letters of credit sub-limit, and had excess availability of $42.6 million under the credit facility. As of September 30, 2011, the interest rate on the Company’s outstanding borrowings under the credit facility was 3.5%. The Company was in compliance with all restrictive covenants under the credit facility as of September 30, 2011.

Note 7. Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made under the Farmer Bros. Co. 2007 Omnibus Plan (the “Omnibus Plan”) based on estimated fair values. No stock options or restricted stock were granted during the three months ended September 30, 2011 and 2010.

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

The following table summarizes stock option activity for the three months ended September 30, 2011:

(Unaudited)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2011	497,810	$17.19	$6.44	5.7	$61
Granted	—	$—	$—	—	$—
Cancelled/forfeited	(94,381)	$21.17	$6.33	—	$—

Outstanding at September 30, 2011	403,429	$16.26	$6.46	5.7	$—

Vested and exercisable, September 30, 2011	90,321	$20.79	$6.28	4.3	$—
Vested and expected to vest, September 30, 2011	385,961	$16.29	$6.44	5.7	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $5.51 at September 30, 2011, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of September 30, 2011, there was approximately $1.4 million of unrecognized compensation cost related to stock options and no shares vested during the three months ended September 30, 2011. Compensation expense recognized in general and administrative expenses in each of the three month periods ended September 30, 2011 and 2010 was $ 0.3 million and $0.2 million, respectively.

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

Restricted Stock

Shares of restricted stock generally vest at the end of three years from the grant date for eligible employees and officers who are employees, with the exception of 10,384 shares of restricted stock granted to Patrick G. Criteser, the Company’s Interim Co-Chief Executive Officer, which shares vest at one year from the date of grant. Shares of restricted stock generally vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock that is ultimately expected to vest. Restricted stock based compensation expense recognized in general and administrative expenses was $0.1 million for the fiscal quarters ended September 30, 2011 and 2010. As of September 30, 2011, there was approximately $1.0 million of unrecognized compensation cost related to restricted stock. No shares of restricted stock vested during the three months ended September 30, 2011. The following table summarizes restricted stock activity for the three months ended September 30, 2011:

(Unaudited)	Shares Awarded	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2011	80,687	$17.31	2.6	$818
Granted	—	$—	—	$—
Vested	—	$—	—	$—
Cancelled/forfeited	(480)	$18.28	—	$4

Outstanding at September 30, 2011	80,207	$17.30	1.8	$442

Expected to vest, September 30, 2011	70,499	$17.24	1.8	$388

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

After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company’s deferred tax assets. Accordingly, the Company increased its valuation allowance by $3.1 million in the fiscal quarter ended September 30, 2011 to $63.5 million.

A summary of the income tax expense recorded for the three months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,
	2011	2010
(In thousands)	(Unaudited)
Loss before taxes	$(7,238)	$(9,512)

Income tax benefit at federal statutory rate	(2,461)	(3,234)
State income taxes and credits	(280)	(406)
Dividends received deduction	(50)	(416)
Valuation allowance	3,082	4,365
Other permanent items	55	52

Income tax expense	$346	$361

Farmer Bros. Co.

Notes to Consolidated Financial Statements (unaudited)

As of September 30, 2011 and June 30, 2011 the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
	September 30, 2011	June 30, 2011
(In thousands)	(Unaudited)
Total unrecognized tax benefits*	$3,902	$3,902
Unrecognized benefits that, if recognized, would affect the Company’s effective tax rate, subject to the valuation allowance*	$3,637	$3,637

*	Excluding interest and penalties

The Internal Revenue Service completed an audit of the Company’s open tax years in December 2010. The Company is currently appealing the result of this audit. The State of California is currently conducting examinations of the Company’s tax returns for the years ended June 30, 2006 and 2007 and the Company is in settlement negotiations with the State of California regarding its audit of the Company’s June 30, 2002 to June 30, 2005 R&D tax credit claims. The Company believes it is reasonably possible that $3.6 million of its total unrecognized tax benefits could be released in the next twelve months upon the conclusion of these examinations.

Note 9. Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted net loss per common share:

	Three Months Ended September 30,
	2011	2010
(In thousands, except per share data)	(Unaudited)
Net loss attributable to common stockholders, basic	$(7,544)	$(9,825)
Net loss attributable to unvested restricted stockholders	(40)	(48)

Total net loss	$(7,584)	$(9,873)

Weighted average common shares outstanding, basic	15,182,147	14,975,216
Effect of dilutive securities:
Shares issuable under stock options	—	—

Weighted average common shares outstanding, diluted	15,182,147	14,975,216

Net loss per common share, basic and diluted	$(0.50)	$(0.66)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part I Item 1 of this report and with the “Risk Factors” described in Part II Item 1A of this report.

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

The New Loan Agreement replaces our previously existing Loan and Security Agreement, dated March 2, 2009, as amended (the “Original Loan Agreement”), among the Borrowers, Guarantors and Wells Fargo, as Lender. The Original Loan Agreement provided for a senior secured revolving credit facility of up to $50 million, with a letter of credit sublimit of $10 million. The original revolving line of credit provided for advances of 85% of eligible accounts receivable and 65% of eligible inventory, as defined. The Original Loan Agreement had an unused commitment fee of 0.375%. The Original Loan Agreement provided for a range of interest rates based on modified Monthly Average Excess Availability levels (as defined) with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.5% to Adjusted Eurodollar Rate + 3.0%. All outstanding obligations under the Original Loan Agreement were collateralized by the Company’s assets, excluding the preferred stock held in investment accounts. On September 12, 2011, the Lender and the Company amended the Original Loan Agreement to reduce required minimum excess availability and required minimum total liquidity for the period from July 1, 2011 through September 30, 2011.

The interest rate on our outstanding borrowings under the New Loan Agreement was 3.5% at September 30, 2011. As of September 30, 2011, we had outstanding borrowings of $33.4 million, utilized $9.0 million of the letters of credit sublimit, and had excess availability under the credit facility of $42.6 million. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of September 30, 2011, we were in compliance with all restrictive covenants under the New Loan Agreement. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one. As of October 31, 2011, we had outstanding borrowings of $34.5 million, utilized $9.0 million of the letters of credit sublimit, and had excess availability under the credit facility of $41.5 million.

Liquidity

We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of September 30, 2011, we had $4.6 million in cash and cash equivalents and $16.2 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.

We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash used in operating activities was $33,000 in the first quarter of fiscal 2012, compared with net cash provided by operating activities of $13.3 million in the first quarter of fiscal 2011. Net cash used in operating activities in the first quarter of fiscal 2012 was primarily due to increase in inventory levels, decrease in proceeds from sale of investments and decrease in income tax receivable. Net cash provided by operating activities during the comparable period in the prior fiscal year was primarily due to decrease in inventory levels, increase in proceeds from sale of investments and increase in income tax receivable.

Net cash used in investing activities decreased to $2.7 million in the first quarter of fiscal 2012 compared to $5.5 million in the first quarter of fiscal 2011 due to reduced levels of capital expenditures.

Net cash provided by financing activities was $1.2 million in the first quarter of fiscal 2012 compared to net cash used in financing activities of $7.9 million in the first quarter of fiscal 2011. Cash flows related to financing activities included net borrowings of $1.6 million in the first quarter of fiscal 2012 compared to net repayments of $6.0 million and a dividend payment of $1.8 million in the first quarter of fiscal 2011.

In the first quarter of fiscal 2012, we capitalized $2.9 million in property and equipment purchases which included $2.4 million in expenditures to replace normal wear and tear of coffee brewing equipment.

Our expected capital expenditures for fiscal 2012 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment and are expected to not significantly deviate from fiscal 2011 levels.

Our working capital is comprised of the following:

	September 30, 2011	June 30, 2011

(In thousands)	(Unaudited)
Current assets	$151,117	$157,410
Current liabilities	101,283	103,462

Working capital	$49,834	$53,948

Liquidity Information:

	September 30, 2011	September 30, 2010
(In thousands)	(Unaudited)
Capital expenditures	$2,910	$5,618
Dividends paid	$—	$1,833
Dividend payable	$—	$1,858

Results of Operations

Our net sales in the fiscal quarter ended September 30, 2011 increased $12.5 million, or 11%, to $121.2 million as compared to $108.7 million in the fiscal quarter ended September 30, 2010. Although sales in units decreased 5% in the fiscal quarter ended September 30, 2011 compared to the same period in the prior fiscal year, sales volume in dollars increased 11%. The increase was primarily due to the increases in list prices of our coffee, cappuccino, cocoa and selected spice products, offset in part by the effect of a decrease in the number of customers who purchased our products as compared to the same period in the prior fiscal year.

Gross profit in the fiscal quarter ended September 30, 2011 decreased $4.2 million, or 10%, to $39.7 million, as compared to $43.9 million in the fiscal quarter ended September 30, 2010. Gross margin decreased to 33% in the fiscal quarter ended September 30, 2011 from 40% in the comparable period in the prior fiscal year. This decrease in gross margin is primarily due to higher raw material costs including an 81% increase in the average cost of green coffee beans compared to the same period in the prior fiscal year, which has only been partly offset by price increases for finished goods, and changes in the mix of our customers and the products we sell to them.

Operating expenses in the fiscal quarter ended September 30, 2011 decreased $11.6 million, or 21%, to $44.4 million, or 37% of sales, from $56.0 million, or 51% of sales, in the fiscal quarter ended September 30, 2010 primarily due to lower payroll and related expenses resulting from decreased employee headcount in the fiscal quarter ended September 30, 2011 compared to the same period in the prior fiscal year. Lower pension expense accrual due to the curtailment of the Farmer Bros. Plan also contributed to the decrease in operating expenses. Additionally due to cost control measures put in place during the prior fiscal year, operating expenses such as travel and entertainment expenses and rent expense decreased in the three months ended September 30, 2011 compared to the same period in the prior year.

Loss from operations in the three months ended September 30, 2011 improved to ($4.6) million as compared to ($12.0) million in the three months ended September 30, 2010 primarily due to the reduction in operating expenses.

Total other expense in the three months ended September 30, 2011 was ($2.6) million as compared to total other income of $2.5 million in the three months ended September 30, 2010. Total other expense in the three months ended September 30, 2011 included $2.7 million in net unrealized derivatives losses recorded compared to $1.5 million in net unrealized derivatives gains in the comparable period of the prior fiscal year. Higher interest expense of $0.6 million in the three months ended September 30, 2011 as compared to $0.4 million in the three months ended September 30, 2010 also contributed to the increase in total other expense.

Income tax expense in the three months ended September 30, 2011 was $0.3 million compared to $0.4 million in the three months ended September 30, 2010. Income tax expense for the fiscal quarter ended September 30, 2011 includes no benefit from the pretax loss because of a $3.1 million increase in the Company’s valuation allowance related to its deferred tax assets in the fiscal quarter ended September 30, 2011.

As a result of the forgoing factors, net loss in the fiscal quarter ended September 30, 2011 was ($7.6) million, or ($0.50) per common share, as compared to net loss of ($9.9) million, or ($0.66) per common share, during the same period in the prior fiscal year.

Non-GAAP Financial Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP financial measures, such as “Net income (loss) excluding LIFO impact,” “EBITDAE” and “Adjusted EBITDAE,” in assessing our operating performance. We believe these non-GAAP measures serve as appropriate measures to be used in evaluating the performance of our business.

We define Net income (loss) excluding LIFO impact as net income (loss) excluding the impact of LIFO charge or credit. We define EBITDAE as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, and net gains and losses from derivatives and investment portfolio. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, incentive compensation is based on EBITDAE and we base certain of our forward-looking estimates on EBITDAE to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned EBITDAE. We define Adjusted EBITDAE as EBITDAE excluding the impact of LIFO charge or credit. We believe the use of the LIFO method of inventory valuation for coffee, tea and culinary products results in a better matching of costs and revenues. Net income (loss) excluding LIFO impact, EBITDAE and Adjusted EBITDAE as defined by us may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net loss and reported basic and diluted net loss per common share to net loss excluding LIFO impact and basic and diluted net loss per common share excluding LIFO impact, respectively (in thousands, except share and per share data):

	Three Months Ended September 30,
	2011	2010
Net loss, as reported	$(7,584)	$(9,873)
LIFO charge net of taxes of zero(1)(2)	$6,660	$3,595

Net loss, excluding LIFO impact	$(924)	$(6,278)
Weighted average common shares outstanding, basic and diluted	15,182,147	14,975,216
Net loss per common share, as reported	$(0.50)	$(0.66)
Net loss per common share excluding LIFO impact, basic and diluted	$(0.06)	$(0.42)

Set forth below is a reconciliation of reported net loss to EBITDAE and Adjusted EBITDAE (in thousands):

	Three Months Ended September 30,
	2011	2010
Net loss, as reported	$(7,584)	$(9,873)
Income tax expense	346	361
Interest expense	575	402
Depreciation and amortization expense	7,923	7,461
ESOP and share-based compensation expense	790	1,078
Net loss (gain) on derivatives and investments	2,621	(1,897)

EBITDAE	$4,671	$(2,468)
LIFO charge net of taxes of zero(1)(2)	6,660	3,595

Adjusted EBITDAE	$11,331	$1,127

(1)	LIFO charge had no impact on income tax benefit since we have recorded a 100% valuation allowance against deferred tax assets.
(2)	Actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at September 30, 2011. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options. At September 30, 2011, we had no futures contracts or put options designated as interest rate risk hedges.

Interest Rate Changes	Market Value of Preferred Securities at September 30, 2011	Change in Market Value
	(In thousands)
–150 basis points	$15,665	$101
–100 basis points	$15,639	$75
Unchanged	$15,564	$—
+100 basis points	$15,368	$(196)
+150 basis points	$15,194	$(370)

Our revolving line of credit with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of September 30, 2011, we had borrowed $33.4 million, utilized $9.0 million of our letters of credit sub-limit, and had excess availability of $42.6 million under the credit facility. The interest rate on the Company’s outstanding borrowings at September 30, 2011 was 3.5%. The New Loan Agreement entered on September 12, 2011, provides for a senior secured revolving credit facility of up to $85 million, with a letter of credit sublimit of $20 million. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The term of the New Loan Agreement expires on March 2, 2015.

The following table demonstrates the impact of interest rate changes on our interest expense under the revolving credit facility for a full year based on the outstanding balance and interest rate as of September 30, 2011:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.00%	$848
–100 basis points	2.50%	$1,060
Unchanged	3.50%	$1,485
+100 basis points	4.50%	$1,909
+150 basis points	5.00%	$2,121

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

At times we also enter into specialized hedging transactions to purchase future coffee contracts to enable us to lock in green coffee prices within a pre-established range. For the fiscal quarter ended September 30, 2011 we recorded $1.2 million in net unrealized losses related to hedging transactions. From time to time we may hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in “Other, net.”

The following table demonstrates the impact of hypothetical changes in the market value of coffee cost on the market value of our coffee inventory and coffee forward purchase contracts as of September 30, 2011:

	Market Value			Change in Market Value
Coffee Cost Change	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
	(In thousands)
–10%	$39,000	$(289)	$38,711	$(289)	$(3,962)
Unchanged	$42,962	$629	$43,591	$—	$—
10%	$47,000	$289	$47,289	$289	$4,038

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2011.

As of September 30, 2011, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Interim Co-Chief Executive Officers and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

You should consider each of the following factors as well as the other information in this report and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, including our financial statements and the related notes, in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.

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

OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND EXPOSE US TO COMMODITY PRICE RISK.

Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee on forward contracts for delivery up to twelve months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce our potential price risk exposure we have, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Part I, Item 3 of this report.

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

As of September 30, 2011, we had a goodwill balance of $5.3 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could indicate potential impairment of our goodwill balance, including, but not limited to:

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

We also test our other long-lived assets for impairment annually and whenever events or changes in circumstances indicate that their carrying amount may be impaired. In the fourth quarter of fiscal 2011, we determined that the customer relationships acquired, and the distribution agreement and co-pack agreement that we entered into, in connection with the DSD Coffee Business acquisition were impaired and wrote these intangible assets off in their entirety. The total impairment charge of $7.8 million was included in operating expenses in fiscal 2011. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, and further declines in our market capitalization, among other things, could result in further impairment of our long-lived assets.

OUR LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, AND LIMIT OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY OR OUR INDUSTRY.

We have an $85 million senior secured revolving credit facility. As of October 31, 2011, we had outstanding borrowings of $34.5 million, utilized $9.0 million of the letters of credit sublimit, and had excess availability under the credit facility of $41.5 million. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to a decrease in our net income. Our debt obligations could also:

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.

We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the foodservice divisions of multi-national manufacturers of retail products such as The J.M. Smucker Company (Folgers Coffee) and Kraft Foods Inc. (Maxwell House Coffee), wholesale grocery distributors such as Sysco Corporation and U.S. Foods, regional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc. and Peet’s Coffee & Tea, Inc. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened. In addition, from time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures, however, also may restrict our ability to increase prices in response to commodity and other cost increases. Our results of operations will be adversely affected if our profit margins decrease, as a result of a reduction in prices or an increase in costs, and if we are unable to increase sales volumes to offset those profit margin decreases.

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

OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, COULD LEAD TO INCREASED LEVEREAGE WHICH MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of October 17, 2011, members of the Farmer family or entities controlled by the Farmer family (including trusts and a family partnership) as a group beneficially owned approximately 39.6% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

All of our outstanding shares are eligible for sale in the public market, subject in certain cases to limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares subject to outstanding options and restricted stock under the Omnibus Plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, our stock ownership guidelines, and Rule 144 under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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

Name	Title	Date

/s/ JEFFREY A. WAHBA Jeffrey A. Wahba	Interim Co-Chief Executive Officer, (principal executive officer) Treasurer and Chief Financial Officer (principal financial officer)	November 8, 2011

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011 and incorporated herein by reference).

10.2	Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.3	Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011 and incorporated herein by reference).*

10.4	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.5	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.6	ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.7	Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.8	ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.9	Separation Agreement, dated as of April 1, 2011, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011 and incorporated herein by reference).*

10.10	Amended and Restated Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.11	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 30, 2011, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2011 and incorporated herein by reference).*

10.12	Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.13	Letter Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.14	Employment Agreement, dated as of December 1, 2010, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011 and incorporated herein by reference).*

10.15	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.16	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.17	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.18	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.19	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.20	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.21	Form of Target Award Notification Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2011 and incorporated herein by reference).*

10.22	Form of Target Award Notification Letter (Fiscal 2011) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2010 and incorporated herein by reference).*

10.23	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.24	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011 and incorporated herein by reference).*

10.25	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011 and incorporated herein by reference).*

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2010 and incorporated herein by reference).

31.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Farmer Bros. Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.