Form 10-Q
period 2011-12-31
FARMER BROTHERS CO
filed 2012-02-08
CIK 34563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

On February 7, 2012, the registrant had 16,261,035 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.

FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FARMER BROS. CO.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31, 2011	June 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,121	$6,081
Short-term investments	18,881	24,874
Accounts and notes receivable, net	44,765	43,501
Inventories	78,185	79,759
Income tax receivable	170	448
Prepaid expenses	3,196	2,747

Total current assets	149,318	157,410

Property, plant and equipment, net	104,798	114,107
Goodwill and other intangible assets, net	13,902	14,639
Other assets	2,803	2,892
Deferred income taxes	1,005	1,005

Total assets	$271,826	$290,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,818	$42,473
Accrued payroll expenses	17,243	15,675
Short-term borrowings under revolving credit facility	25,971	31,362
Short-term obligations under capital leases	1,674	1,570
Deferred income taxes	500	500
Other current liabilities	10,183	11,882

Total current liabilities	95,389	103,462

Accrued postretirement benefits	24,352	23,585
Other long-term liabilities-capital leases	6,254	7,066
Accrued pension liabilities	22,495	22,371
Accrued workers’ compensation liabilities	3,624	3,639
Deferred income taxes	1,815	1,815

Total liabilities	153,929	161,938

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,261,723 and 16,186,372 shares issued and outstanding at December 31, 2011 and June 30, 2011, respectively	16,262	16,186
Additional paid-in capital	33,071	36,470
Retained earnings	118,089	129,784
Unearned ESOP shares	(25,637)	(30,437)
Less accumulated other comprehensive loss	(23,888)	(23,888)

Total stockholders’ equity	117,897	128,115

Total liabilities and stockholders’ equity	$271,826	$290,053

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales	$131,770	$119,227	$252,967	$227,970
Cost of goods sold	87,229	74,211	168,741	139,009

Gross profit	44,541	45,016	84,226	88,961

Selling expenses	36,771	43,624	72,452	86,787
General and administrative expenses	9,071	11,935	17,705	24,736
Pension withdrawal expense	4,348	—	4,348	—

Operating expenses	50,190	55,559	94,505	111,523

Loss from operations	(5,649)	(10,543)	(10,279)	(22,562)

Other income (expense):
Dividend income	304	918	663	1,597
Interest income	21	38	36	112
Interest expense	(506)	(481)	(1,081)	(883)
Other, net	1,780	1,245	(627)	3,401

Total other income (expense)	1,599	1,720	(1,009)	4,227

Loss before taxes	(4,050)	(8,823)	(11,288)	(18,335)
Income tax expense	60	89	406	450

Net loss	$(4,110)	$(8,912)	$(11,694)	$(18,785)

Net loss per common share — basic and diluted	$(0.27)	$(0.59)	$(0.77)	$(1.25)

Weighted average common shares outstanding — basic and diluted	15,247,215	15,078,026	15,214,712	15,050,644

Cash dividends declared per common share	$—	$0.060	$—	$0.175

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,694)	$(18,785)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,821	15,416
Provision for doubtful accounts	737	393
(Gain) loss on sales of assets	(662)	445
ESOP and share-based compensation expense	1,476	2,259
Net loss (gain) on derivatives and investments	2,250	(2,651)
Change in operating assets and liabilities:
Short-term investments	3,743	19,101
Accounts and notes receivable	(2,000)	(601)
Inventories	1,110	(5,529)
Income tax receivable	277	5,762
Prepaid expenses and other assets	(361)	(961)
Accounts payable	(1,712)	913
Accrued payroll expenses and other liabilities	(165)	226
Accrued postretirement benefits	767	859
Other long-term liabilities	112	4,425

Net cash provided by operating activities	9,699	21,272

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,808)	(10,401)
Proceeds from sales of property, plant and equipment	1,227	495

Net cash used in investing activities	(4,581)	(9,906)

Cash flows from financing activities:
Proceeds from revolving line of credit	9,400	18,550
Repayments on revolving line of credit	(15,700)	(26,150)
Payments on capital lease obligations	(778)	(609)
Dividends paid	—	(3,687)

Net cash used in financing activities	(7,078)	(11,896)

Net decrease in cash and cash equivalents	(1,960)	(530)
Cash and cash equivalents at beginning of period	6,081	4,149

Cash and cash equivalents at end of period	$4,121	$3,619

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. Events occurring subsequent to December 31, 2011 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended December 31, 2011.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2011.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from those estimates.

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

Coffee Brewing Equipment and Service

The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from the Company’s customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the three months ended December 31, 2011 and 2010 are $6.4 million and $6.7 million, respectively. Cost of coffee brewing equipment and service for the six months ended December 31, 2011 and 2010 was $12.4 million and $13.9 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $5.2 million and $6.2 million during the six months ended December 31, 2011 and 2010, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $2.9 million and $2.3 million in the three months ended December 31, 2011 and 2010, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $5.8 million and $4.4 million in the six months ended December 31, 2011 and 2010, respectively.

Revenue Recognition

Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s sales representatives. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.

In connection with the acquisition of the DSD Coffee Business in February 2009, the Company entered into an agreement with Sara Lee Corporation (“Sara Lee”) pursuant to which the Company performs co-packing services for Sara Lee as Sara Lee’s agent. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of December 31, 2011, the Company had $4.1 million of receivables from Sara Lee related to this arrangement, which are included in “Other receivables” (see Note 3).

Earnings (Loss) Per Common Share

Basic earnings (loss) per share represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings (loss) attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted earnings (loss) per common share.

Computation of diluted EPS for the three and six months ended December 31, 2011 does not include the dilutive effect of 495,670 shares issuable under stock options since their inclusion would be anti-dilutive. Computation of EPS for the three and six months ended December 31, 2010 does not include the dilutive effect of 562,085 shares issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the unaudited consolidated financial statements present only basic net income (loss) per common share for all periods presented (see Note 9).

Dividends Declared

In light of the Company’s current financial position, in the fourth quarter of fiscal 2011 and in the first and second quarters of fiscal 2012, the Company’s Board of Directors voted to omit the payment of a quarterly dividend for the first, second and third quarters of fiscal 2012, respectively. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

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

Farmer Bros. Co.

Notes to Consolidated Financial Statements

In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the three months ended December 31, 2011.

Long-lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the three months ended December 31, 2011.

Recently Adopted Accounting Standards

No new accounting pronouncements were adopted during the quarter ended December 31, 2011.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires companies participating in multiemployer pension plans to disclose more information about the multiemployer plan(s), the employer’s level of participation in the multiemployer plan(s), the financial health of the plan(s), and the nature of the employer commitments to the plan(s). For public entities, the amendments are effective for fiscal years ending after December 15, 2011 and, for the Company, the amendments are effective for the fiscal year ending June 30, 2012. Since ASU 2011-09 does not change the accounting for an employer’s participation in a multiemployer plan, the Company believes that adoption of ASU 2011-09 will not impact the results of operations, financial position or cash flows of the Company.

In September 2011, the FASB issued ASU No. 2011-08, “Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). Pursuant to ASU 2011-08 companies will have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendments include examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and is effective for the Company for fiscal 2013 beginning July 1, 2012. The Company believes that adoption of ASU 2011-08 will not impact the results of operations, financial position or cash flows of the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). The new U.S. GAAP guidance gives companies two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income: Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. The amendments in the ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2012. The Company believes that adoption of ASU 2011-05 will not impact the results of operations, financial position or cash flows of the Company. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments out of accumulated other comprehensive income, until the FASB is able to address the concerns of stakeholders that the new presentation requirements would be difficult for preparers and may add unnecessary complexity to the financial statements.

Farmer Bros. Co.

Notes to Consolidated Financial Statements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends the fair value measurement and disclosure guidance in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), of the FASB for financial assets and liabilities to converge U.S. GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2012. The Company believes that adoption of ASU 2011-04 will not impact the results of operations, financial position or cash flows of the Company.

Note 2. Investments and Derivative Instruments

The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At December 31, 2011 and June 30, 2011, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other, net.”

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

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

As of December 31, 2011	Total	Level 1	Level 2	Level 3
(In thousands)		(Unaudited)
Preferred stock(1)	$17,512	$10,435	$7,077	$—
Futures, options and other derivative assets(1)	$1,369	$—	$1,369	$—
Derivative liabilities(2)	$115	$—	$115	$—

As of June 30, 2011	Total	Level 1	Level 2	Level 3
(In thousands)
Preferred stock(1)	$24,407	$7,181	$17,226	$—
Futures, options and other derivative assets(1)	$467	$—	$467	$—
Derivative liabilities(2)	$1,647	$—	$1,647	$—

(1)	Included in “Short-term investments” on the consolidated balance sheet.
(2)	Included in “Other current liabilities” on the consolidated balance sheet.

There were no significant transfers of securities between Level 1 and Level 2 in each of the periods presented.

Farmer Bros. Co.

Notes to Consolidated Financial Statements

Gains and losses, both realized and unrealized, are included in “Other, net.” Net realized and unrealized gains and losses are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net realized (losses) gains	$(38)	$1,212	$81	$1,561
Net unrealized gains (losses)	409	(458)	(2,331)	1,090

Net realized and unrealized gains (losses)	$371	$754	$(2,250)	$2,651

Preferred stock investments as of December 31, 2011 consisted of securities with a fair value of $13.6 million in an unrealized gain position and securities with a fair value of $3.9 million in an unrealized loss position. Preferred stock investments as of June 30, 2011 consisted of securities with a fair value of $18.1 million in an unrealized gain position and securities with a fair value of $6.3 million in an unrealized loss position. The following tables show gross unrealized losses (although such losses have been recognized in the statements of operations) and fair value for those investments that were in an unrealized loss position as of December 31, 2011 and June 30, 2011, aggregated by the length of time those investments have been in a continuous loss position:

	December 31, 2011 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$2,115	$(12)	$3,857	$(1,664)

	June 30, 2011
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$319	$(3)	$6,326	$(1,122)

Note 3. Accounts and Notes Receivable, net

(In thousands)	December 31, 2011	June 30, 2011
	(Unaudited)
Trade receivables	$41,968	$40,716
Other receivables	4,912	5,637
Allowance for doubtful accounts	(2,115)	(2,852)

	$44,765	$43,501

Note 4. Inventories

December 31, 2011	Processed	Unprocessed	Total
(In thousands)	(Unaudited)
Coffee	$25,645	$11,563	$37,208
Tea and culinary products	27,126	4,535	31,661
Coffee brewing equipment	3,888	5,428	9,316

	$56,659	$21,526	$78,185

June 30, 2011	Processed	Unprocessed	Total
(In thousands)
Coffee	$22,464	$17,220	$39,684
Tea and culinary products	25,469	4,100	29,569
Coffee brewing equipment	3,930	6,576	10,506

	$51,863	$27,896	$79,759

Farmer Bros. Co.

Notes to Consolidated Financial Statements

Inventories are valued at the lower of cost or market. Costs of coffee, tea and culinary products are determined on the last in, first out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. The Company anticipates that certain inventory quantities will be reduced as of June 30, 2012 and expects the reduction to result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the estimated current year cost in fiscal 2012. As of December 31, 2011, the Company revised its estimate of inventory quantities at June 30, 2012 and, accordingly, revised its estimate of the liquidation of LIFO inventory quantities. The expected effect of this liquidation for fiscal year 2012 is $11.1 million of which the Company recorded $3.8 million and $5.5 million, respectively, in cost of goods sold for the three and six months ended December 31, 2011. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

At times the Company enters into specialized hedging transactions to purchase future coffee contracts to enable the Company to lock in green coffee prices within a pre-established range. For the six months ended December 31, 2011, the Company recorded $1.4 million in net unrealized gains related to hedging transactions. From time to time the Company may hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in “Other, net.”

Note 5. Employee Benefit Plans

Single Employer Pension Plans

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

The net periodic benefit cost for the defined benefit plans is as follows:

Components of net periodic benefit cost

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
(In thousands)	(Unaudited)
Service cost	$124	$1,300	$248	$2,600
Interest cost	1,525	1,569	3,050	3,139
Expected return on plan assets	(1,703)	(1,329)	(3,406)	(2,658)
Amortization of net (gain) loss*	342	836	685	1,671
Amortization of prior service cost (credit)*	5	41	10	82

Net periodic benefit cost	$293	$2,417	$587	$4,834

*	These amounts represent the estimated portion of the net (gain)/loss and net prior service cost/(credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Farmer Bros. Co.

Notes to Consolidated Financial Statements

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2012	2011
Discount rate	5.60%	5.60%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase*	3.00%	3.00%

*	For Hourly Employees’ Plan only

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

Multiemployer Pension Plans

During the three months ended December 31, 2011, the Company withdrew from two multiemployer pension plans and recorded a charge of $4.3 million associated with withdrawal from one of these plans, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under these multiemployer pension plans were included in the Company’s defined contribution retirement plan (the “401(k) Plan”). The $4.3 million estimated withdrawal charge is included in the Company’s statement of operations for the three and six months ended December 31, 2011 as “Pension withdrawal expense” and in current and long-term liabilities on the Company’s balance sheet at December 31, 2011.

The Company is currently in negotiations to withdraw from the remaining multiemployer pension plan in which it participates and, if successful, may incur a withdrawal liability, the amount of which could be material to the Company’s results of operations and cash flows.

401(k) Plan

The Company’s 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute 1% to 15% of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based on approval by the Company’s Board of Directors. For the calendar years 2011 and 2012, the Company’s Board of Directors approved a Company matching contribution of 50% of an employee’s annual 401(k) contribution, up to 6% of the employee’s eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant’s first five years of vesting service, so that a participant is fully vested in his or her matching contribution account after five years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.

For the calendar year ended December 31, 2011, the Company accrued a matching contribution of $0.7 million in operating expenses as of December 31, 2011.

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

Farmer Bros. Co.

Notes to Consolidated Financial Statements

The following table shows the components of net periodic postretirement benefit cost for the three and six months ended December 31, 2011 and 2010.

Components of net periodic postretirement benefit cost

	$1,100	$1,100	$1,100	$1,100
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
(In thousands)	(Unaudited)
Service cost	$409	$474	$818	$948
Interest cost	330	314	660	628
Expected return on plan assets	—	—	—	—
Amortization of net (gain) loss	(199)	(180)	(398)	(360)
Amortization of transition (asset) obligation	—	—	—	—
Amortization of prior service cost (credit)	(58)	(58)	(116)	(116)

Net periodic postretirement benefit cost	$482	$550	$964	$1,100

Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2012	2011
Discount rate	5.46%	5.52%

The fiscal 2012 estimate of net periodic postretirement benefit cost is based on July 1, 2010 census data assuming there were no demographic actuarial gains or losses during the fiscal year ended June 30, 2011.

Note 6. Bank Loan

On September 12, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) among the Company and Coffee Bean International, Inc. (“CBI”), as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells Fargo”), as Agent. The New Loan Agreement provides for a senior secured revolving credit facility of up to $85 million, with a letter of credit sublimit of $20 million. The new revolving line of credit provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60 million inventory loan limit), as defined. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The New Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the New Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The term of the New Loan Agreement expires on March 2, 2015.

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

On January 9, 2012, the New Loan Agreement was amended (“Amendment No. 1”) in connection with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), becoming an additional Lender thereunder. Pursuant to Amendment No. 1, Wells Fargo will provide a commitment of $60 million and JPMorgan Chase will provide a commitment of $25 million.

On December 31, 2011, the Company was eligible to borrow up to a total of $85.0 million under the credit facility. As of December 31, 2011, the Company had borrowed $26.0 million of this amount, utilized $9.5 million of its letters of credit sublimit, and had excess availability of $49.5 million under the credit facility. As of December 31, 2011, the interest rate on the Company’s outstanding borrowings under the credit facility was 3.5%. The Company was in compliance with all restrictive covenants under the credit facility as of December 31, 2011.

Farmer Bros. Co.

Notes to Consolidated Financial Statements

Note 7. Share-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made under the Farmer Bros. Co. 2007 Omnibus Plan (the “Omnibus Plan”) based on estimated fair values.

Stock Options

On December 8, 2011, the Company granted 96,834 shares issuable upon the exercise of non-qualified stock options with an exercise price of $7.32 per share to eligible employees and officers under the Omnibus Plan. Shares issuable under the options ratably vest over a three-year period. Following are the weighted average assumptions used in the Black-Scholes Merton valuation model for the grants issued during the six months ended December 31, 2011 and 2010:

	Six Months Ended December 31,
	2011	2010
Weighted average fair value of options	$3.64	$8.17
Pre-vest forfeiture rate	6.50%	6.50%
Risk-free interest rate	1.09%	2.80%
Dividend yield	0%	2.00%
Average expected life	6.00 years	6.00 years
Expected stock price volatility	52.5%	54.9%

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

The following table summarizes stock option activity for the six months ended December 31, 2011:

	497,810	497,810	497,810	497,810	497,810
(Unaudited)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2011	497,810	$17.19	$6.44	5.7	$61
Granted	96,834	$7.32	$3.64	7.0	$—
Cancelled/forfeited	(98,974)	$21.03	$6.37	—	$—

Outstanding at December 31, 2011	495,670	$14.50	$5.90	5.7	$27

Vested and exercisable, December 31, 2011	163,481	$19.88	$6.74	4.6	$—
Vested and expected to vest, December 31, 2011	471,436	$14.64	$5.93	5.7	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $7.64 at December 30, 2011, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of December 31, 2011, there was approximately $1.4 million of unrecognized compensation cost related to stock options and 73,852 shares vested during the six months ended December 31, 2011. Compensation expense recognized in general and administrative expenses in each of the three month periods ended December 31, 2011 and 2010 was $ 0.3 million and $0.2 million, respectively. Compensation expense recognized in general and administrative expenses in each of the six month periods ended December 31, 2011 and 2010 was $ 0.6 million and $0.4 million, respectively.

Restricted Stock

On December 8, 2011, the Company granted 78,756 shares of restricted stock with a grant date fair value of $7.32 per share to eligible employees, officers and directors under the Plan. Shares of restricted stock generally vest at the end of three

Farmer Bros. Co.

Notes to Consolidated Financial Statements

years from the grant date for eligible employees and officers who are employees, with the exception of 10,384 shares of restricted stock granted in May 2011 to Patrick G. Criteser, the Company’s Interim Co-Chief Executive Officer, which shares vest one year from the date of grant. Shares of restricted stock vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock that is ultimately expected to vest. Restricted stock based compensation expense recognized in general and administrative expenses in each of the three months ended December 31, 2011 and 2010 was $0.2 million. Restricted stock based compensation expense recognized in general and administrative expenses in each of the six months ended December 31, 2011 and 2010 was $0.3 million. As of December 31, 2011, there was approximately $1.3 million of unrecognized compensation cost related to restricted stock. During the six months ended December 31, 2011, 16,843 shares of restricted stock vested.

The following table summarizes restricted stock activity for the six months ended December 31, 2011:

	117,288	117,288	117,288	117,288
(Unaudited)	Shares Awarded	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2011	80,687	$17.31	2.6	$818
Granted	78,756	$7.32	2.9	$602
Vested	(16,843)	$19.61	—	$127
Cancelled/Forfeited	(3,405)	$18.19	—	$0

Outstanding at December 31, 2011	139,195	$11.36	2.3	$1,063

Expected to vest, December 31, 2011	117,288	$11.36	2.3	$896

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

After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company’s deferred tax assets. Accordingly, the Company increased its valuation allowance by $1.6 million in the three months ended December 31, 2011 to $65.1 million. The total valuation allowance as of June 30, 2011 was $60.4 million.

A summary of the income tax expense recorded in the three and six months ended December 31, 2011 and 2010 is as follows:

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(Unaudited)
Loss before taxes	$(4,050)	$(8,823)	$(11,288)	$(18,335)

Income tax expense at federal statutory rate	(1,377)	(3,000)	(3,838)	(6,234)
State income taxes and credits	(168)	(378)	(448)	(783)
Dividends received deduction	(9)	(81)	(58)	(496)
Valuation allowance	1,601	3,531	4,683	7,896
Other permanent items	13	17	67	67

Income tax expense	$60	$89	$406	$450

Farmer Bros. Co.

Notes to Consolidated Financial Statements

As of December 31, 2011 and June 30, 2011 the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	December 31, 2011	June 30, 2011
	(Unaudited)
Total unrecognized tax benefits*	$3,902	$3,902
Unrecognized benefits that, if recognized, would affect the Company’s effective tax rate, subject to the valuation allowance*	$3,637	$3,637

*	Excluding interest and penalties

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

Note 9. Earnings (Loss) Per Common Share

The following table sets forth the calculation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2011	2010	2011	2010
	(Unaudited)
Net loss attributable to common stockholders - basic	$(4,094)	$(8,862)	$(11,638)	$(18,681)
Effect of dilutive securities:
Net loss attributable to nonvested restricted stockholders	(16)	(50)	(56)	(104)

Total net loss	$(4,110)	$(8,912)	$(11,694)	$(18,785)

Weighted average common shares outstanding — basic	15,247,215	15,078,026	15,214,712	15,050,644
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—

Weighted average common shares outstanding — diluted	15,247,215	15,078,026	15,214,712	15,050,644

Net loss per common share — basic	$(0.27)	$(0.59)	$(0.77)	$(1.25)

Net loss per common share — diluted	$(0.27)	$(0.59)	$(0.77)	$(1.25)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended December 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part I, Item 1 of this report and with the “Risk Factors” described in Part II, Item 1A of this report.

Liquidity and Capital Resources

Credit Facility

On September 12, 2011, we entered into an Amended and Restated Loan and Security Agreement (the “New Loan Agreement”) among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells Fargo”), as Agent. Capitalized terms used below are defined in the New Loan Agreement.

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

On January 9, 2012, the New Loan Agreement was amended (“Amendment No. 1”) in connection with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), becoming an additional Lender thereunder. Pursuant to Amendment No. 1, Wells Fargo will provide a commitment of $60 million and JPMorgan Chase will provide a commitment of $25 million. The foregoing description of Amendment No. 1 is not complete and is qualified in its entirety by the actual terms of Amendment No. 1, a copy of which is incorporated herein by reference and attached hereto as Exhibit 10.2.

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

The interest rate on our outstanding borrowings under the New Loan Agreement was 3.5% at December 31, 2011. As of December 31, 2011, we had outstanding borrowings of $26.0 million, utilized $9.5 million of the letters of credit sublimit, and had excess availability under the credit facility of $49.5 million. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of December 31, 2011, we were in compliance with all restrictive covenants under the New Loan Agreement. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one. As of January 31, 2012, we had outstanding borrowings of $30.7 million, utilized $10.3 million of the letters of credit sublimit, and had excess availability under the credit facility of $44.0 million.

Liquidity

We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of December 31, 2011, we had $4.1 million in cash and cash equivalents and $18.9 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.

We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $9.7 million in the first half of fiscal 2012, compared with net cash provided by operating activities of $21.3 million in the first half of fiscal 2011. Net cash provided by operating activities in the first half of fiscal 2012 was primarily due to a decrease in inventory levels. Net cash provided by operating activities during the comparable period in the prior fiscal year was primarily due to proceeds from sale of investments.

Net cash used in investing activities decreased to $4.6 million in the first half of fiscal 2012 compared to $9.9 million in the first half of fiscal 2011 primarily due to reduced levels of capital expenditures.

Net cash used in financing activities was $7.1 million in the first half of fiscal 2012 compared to net cash used in financing activities of $11.9 million in the first half of fiscal 2011. Cash flows related to financing activities included net repayments of $6.3 million in the first half of fiscal 2012 compared to net repayments of $7.6 million and a dividend payment of $3.7 million in the first half of fiscal 2011.

Our expected capital expenditures for fiscal 2012 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles and machinery and equipment, and are not expected to deviate significantly from fiscal 2011 levels. In the first half of fiscal 2012, we capitalized $5.8 million in property and equipment purchases which included $5.2 million in expenditures to replace normal wear and tear of coffee brewing equipment. Our expected capital commitments for fiscal 2012 include an estimated $3.4 million for vehicle leases and purchases of which $0.1 million in vehicle leases has been committed to as of December 31, 2011.

During the three months ended December 31, 2011, we withdrew from two multiemployer pension plans and recorded a charge of $4.3 million associated with withdrawal from one of the plans, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. We are currently in negotiations to withdraw from the remaining multiemployer pension plan in which we participate and, if successful, may incur a withdrawal liability, the amount of which could be material to our results of operations and cash flows.

Our working capital is comprised of the following:

(In thousands)	As of December 31, 2011	As of June 30, 2011
	(Unaudited)
Current assets	$149,318	$157,410
Current liabilities	95,389	103,462

Working capital	$53,929	$53,948

Liquidity Information:

	For the Six Months Ended
(In thousands)	December 31, 2011	December 31, 2010
	(Unaudited)
Capital expenditures	$5,808	$10,401
Dividends paid	$—	$3,687

(In thousands)	As of December 31, 2011	As of December 31, 2010
	(Unaudited)
Dividends payable	$—	$969

Results of Operations

Our net sales in the three months ended December 31, 2011 increased $12.6 million, or 11%, to $131.8 million as compared to $119.2 million during the three months ended December 31, 2010. Our net sales in the first half of fiscal 2012 increased $25.0 million, or 11%, to $253.0 million as compared to $228.0 million in the first half of fiscal 2011, primarily due to the increases in list prices of our coffee, cappuccino, cocoa and selected spice products.

Gross profit in the three months ended December 31, 2011 decreased $0.5 million, or 1%, to $44.5 million, as compared to $45.0 million during the three months ended December 31, 2010. Gross margin decreased to 34% in the three months ended December 31, 2011 from 38% in the comparable period in the prior fiscal year. Gross profit during the six months ended December 31, 2011 decreased $4.8 million, or 5%, to $84.2 million as compared to $89.0 million during the six months ended December 31, 2010. Gross margin decreased to 33% in the six months ended December 31, 2011 from 39% in the comparable period of the prior fiscal year. Gross profit in the three and six months ended December 31, 2011 includes the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $3.8 million and $5.5 million, respectively (see Note 4 to the consolidated financial statements). The decrease in gross margin is primarily due to higher raw material costs including a 59% increase in the average cost of green coffee beans compared to the same period in the prior fiscal year and changes in the mix of our customers and the products we sell to them, which has only been partly offset by price increases for finished goods and the expected effect of the liquidation of LIFO inventory quantities.

Operating expenses in the three months ended December 31, 2011 decreased $5.4 million, or 10%, to $50.2 million, or 38% of sales, from $55.6 million, or 47% of sales, in the comparable period of the prior fiscal year. During the six months ended December 31, 2011, operating expenses decreased $17.0 million, or 15%, to $94.5 million, or 37% of sales, from $111.5 million, or 49% of sales, in the comparable period of the prior fiscal year. The reduction in operating expenses in the three and six months ended December 31, 2011, as compared to the same periods in the prior fiscal year is primarily due to lower payroll and related expenses resulting from decreased employee headcount, savings from employee benefit plan restructuring and cost control measures put in place during the prior fiscal year. The reduction in operating expenses was offset in part by higher freight and fuel costs. In addition, during the three months ended December 31, 2011, we withdrew from two multiemployer pension plans and recorded a charge of $4.3 million associated with withdrawal from one of these plans, representing the present value of estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under these multiemployer pension plans were included in the Company’s 401(k) Plan. This $4.3 million charge is included in the Company’s statement of operations for the three and six months ended December 31, 2011 as “Pension withdrawal expense” and in current and long-term liabilities on the Company’s balance sheet at December 31, 2011.

Loss from operations in the three and six months ended December 31, 2011 was $(5.6) million and $(10.3) million, respectively, as compared to $(10.5) million and $(22.6) million, respectively, during the three and six months ended December 31, 2010, primarily due to reduction in operating expenses.

Total other income in the three months ended December 31, 2011 was $1.6 million compared to $1.7 million for the same period in the prior fiscal year. Total other expense in the six months ended December 31, 2011 was $(1.0) million compared to total other income of $4.2 million in the six months ended December 31, 2010. Total other expense in the six months ended December 31, 2011 included $(2.2) million in net unrealized derivative losses recorded and higher interest expense compared to $2.7 million in net realized and unrealized derivative gains recorded and lower interest expense in the six months ended December 31, 2010.

During the three months ended December 31, 2011 and 2010, we recorded income tax expense of $0.1 million. During the six months ended December 31, 2011, we recorded income tax expense of $0.4 million compared to $0.5 million recorded during the six months ended December 31, 2010.

As a result of the forgoing factors, net loss was $(4.1) million, or $(0.27) per common share, for the three months ended December 31, 2011, compared to net loss of $(8.9) million, or $(0.59) per common share, for the three months ended December 31, 2010. Net loss for the six months ended December 31, 2011 was $(11.7) million, or $(0.77) per common share, as compared to $(18.8) million, or $(1.25) per common share, in the comparable period of the prior fiscal year.

Non-GAAP Financial Measures

In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP financial measures, such as “Net income (loss) excluding LIFO impact,” “EBITDAE” and “Adjusted EBITDAE,” in assessing our operating performance. We believe these non-GAAP measures serve as appropriate measures to be used in evaluating the performance of our business.

We define Net income (loss) excluding LIFO impact as net income (loss) excluding the impact of LIFO charge or credit. We define EBITDAE as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, non-cash pension withdrawal expense and net gains and losses from derivatives and investment portfolio. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, incentive compensation is based on EBITDAE and we base certain of our forward-looking estimates on EBITDAE to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned EBITDAE. We define Adjusted EBITDAE as EBITDAE excluding the impact of LIFO charge or credit. We believe the use of the LIFO method of inventory valuation for coffee, tea and culinary products results in a better matching of costs and revenues. Net income (loss) excluding LIFO impact, EBITDAE and Adjusted EBITDAE as defined by us may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net loss and reported basic and diluted net loss per common share to net loss excluding LIFO impact and basic and diluted net loss per common share excluding LIFO impact, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2011	2010	2011	2010
Net loss, as reported	$(4,110)	$(8,912)	$(11,694)	$(18,785)
LIFO (credit) charge net of taxes of zero (1)(2)	(1,172)	5,211	3,750 (3)	6,730 (3)

Net loss, excluding LIFO impact	(5,282)	(3,701)	(7,944)	(12,055)

Weighted average common shares outstanding – basic and diluted	15,247,215	15,078,026	15,214,712	15,050,644
Net loss per common share, as reported	$(0.27)	$(0.59)	$(0.77)	$(1.25)
Net loss per common share excluding LIFO impact – basic and diluted	$(0.35)	$(0.25)	$(0.52)	$(0.80)

Set forth below is a reconciliation of reported net loss to EBITDAE and Adjusted EBITDAE:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2011	2010	2011		2010
Net loss, as reported	$(4,110)	$(8,912)	$(11,694)		$(18,785)
Income tax expense	60	89	406		450
Interest expense	506	481	1,081		883
Depreciation and amortization expense	7,898	7,955	15,821		15,416
ESOP and share-based compensation expense	686	1,181	1,476		2,259
Pension withdrawal expense	4,348	—	4,348		—
Net (gain) loss on derivatives and investments	(371)	(754)	2,250		(2,651)

EBITDAE	$9,017	$40	$13,688		(2,428)
LIFO (credit) charge net of taxes of zero (1)(2)	(1,172)	5,211	3,750	(3)	6,730 (3)

Adjusted EBITDAE	$7,845	$5,251	$17,438		$4,302

(1)	LIFO charge had no impact on income tax expense since we have recorded a 100% valuation allowance against deferred tax assets.
(2)	Actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.
(3)	Effective October 1, 2011, we refined the methodology that we use to estimate the LIFO impact and use the average purchase cost over the months of inventory-on-hand instead of the latest purchase cost to value the ending inventory. In an environment of escalating prices, using the average purchase cost provides a more accurate inventory value than using the latest purchase cost for that period. The effect of this refinement in methodology on previously disclosed non-GAAP financial measures is included in the six months ended December 31, 2011 and 2010 columns above and is summarized below:

	As Previously Reported		As Refined
	Three Months Ended September 30,		Three Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
LIFO charge net of taxes of zero	$6,660	$3,595	$4,922	$1,519
Net loss, excluding LIFO impact	$(924)	$(6,278)	$(2,662)	$(8,354)
Net loss per common share excluding LIFO impact – basic and diluted	$(0.06)	$(0.42)	$(0.18)	$(0.56)
Adjusted EBITDAE	$11,331	$1,127	$9,593	$(949)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings, futures and options positions, and market yield and price relationships at December 31, 2011. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options. At December 31, 2011, we had no futures contracts or put options designated as interest rate risk hedges.

Interest Rate Changes	Market Value of Preferred Securities at December 31, 2011	Change in Market Value
	(In thousands)
–150 basis points	$18,057	$545
–100 basis points	$17,914	$402
Unchanged	$17,512	$—
+100 basis points	$16,938	$(575)
+150 basis points	$16,633	$(879)

Our revolving line of credit with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of December 31, 2011, we had borrowed $26.0 million, utilized $9.5 million of our letters of credit sublimit, and had excess availability of $49.5 million under the credit facility. The interest rate on the Company’s outstanding borrowings at December 31, 2011 was 3.5%. The New Loan Agreement entered on September 12, 2011, provides for a senior secured revolving credit facility of up to $85 million, with a letter of credit sublimit of $20 million. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The term of the New Loan Agreement expires on March 2, 2015.

The following table demonstrates the impact of interest rate changes on our interest expense under the revolving credit facility for a full year based on the outstanding balance and interest rate as of December 31, 2011:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.00%	$709
–100 basis points	2.50%	$887
Unchanged	3.50%	$1,241
+100 basis points	4.50%	$1,596
+150 basis points	5.00%	$1,774

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

At times we also enter into specialized hedging transactions to purchase future coffee contracts to enable us to lock in green coffee prices within a pre-established range. For the three and six months ended December 31, 2011 we recorded $2.6 million and $1.4 million in net unrealized gains related to hedging transactions. From time to time we may hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in “Other, net.”

The following table demonstrates the impact of hypothetical changes in the market value of coffee cost on the market value of our coffee inventory and coffee forward purchase contracts as of December 31, 2011:

	Market Value			Change in Market Value
Coffee Cost Change	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
	(In thousands)
–10%	$33,000	$(1,119)	$31,881	$(1,119)	$(4,208)
Unchanged	$37,208	$1,369	$38,577	$—	$—
10%	$41,000	$1,119	$42,119	$1,119	$3,792

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended

(the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2011.

As of December 31, 2011, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Interim Co-Chief Executive Officers and our Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, we had a goodwill balance of $5.3 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could indicate potential impairment of our goodwill balance, including, but not limited to:

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

We have an $85 million senior secured revolving credit facility. As of January 31, 2012, we had outstanding borrowings of $30.7 million, utilized $10.3 million of the letters of credit sublimit, and had excess availability under the credit facility of $44.0 million. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to a decrease in our net income. Our debt obligations could also:

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

At the end of fiscal 2011, the projected benefit obligation of our single employer defined benefit pension plans was $111.8 million and assets were $83.7 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our single employer pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $7.5 million in contributions to our single employer pension plans in fiscal 2012 and record an accrued expense of approximately $1.2 million per year beginning in fiscal 2012. As of December 31, 2011, we have made $3.4 million in contributions to our single employer pension plans and accrued $0.6 million in expense. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

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

COMPETITORS MAY BE ABLE TO DUPLICATE OUR ROASTING AND BLENDING METHODS, WHICH COULD HARM OUR COMPETITIVE POSITION.

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

WE COULD FACE SIGNIFICANT WITHDRAWAL LIABILITY IF WE WITHDRAW FROM PARTICIPATION IN THE MULTIEMPLOYER PENSION PLAN IN WHICH WE PARTICIPATE.

We participate in a multiemployer pension plan administered by a labor union representing some of our employees. We make periodic contributions to this plan to allow it to meet its pension benefit obligations to its participants. In the event that we withdraw from participation in this plan, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. We are currently in negotiations to withdraw from this multiemployer plan and, if successful, may incur a withdrawal liability, the amount of which could be material to our results of operations and cash flows.

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

As of February 7, 2012, members of the Farmer family or entities controlled by the Farmer family (including trusts) as a group beneficially owned approximately 39.4% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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
Jeffrey A. Wahba Interim Co-Chief Executive Officer, (principal executive officer) Treasurer and Chief Financial Officer ( principal financial officer)

Date: February 8, 2012

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 11, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and incorporated herein by reference).

4.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.2	Rights Agreement, dated March 17, 2005, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A., as Rights Agent (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 10, 2010 and incorporated herein by reference).

4.3	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the SEC on February 6, 2009 and incorporated herein by reference).

10.1	Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011 and incorporated herein by reference).

10.2	Amendment No. 1 to Amended and Restated Loan and Security Agreement, effective January 9, 2012, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed herewith).

10.3

Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company’s Annual Report on

Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.4	Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011 and incorporated herein by reference).*

10.5	Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.6	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.7	ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.8	Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.9	ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.10	Separation Agreement, dated as of April 1, 2011, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011 and incorporated herein by reference).*

10.11	Amended and Restated Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.12	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 30, 2011, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2011 and incorporated herein by reference).*

10.13	Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.14	Letter Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.15	Employment Agreement, dated as of December 1, 2010, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011 and incorporated herein by reference).*

10.16	Consulting Agreement, dated as of March 2, 2009, by and between Farmer Bros. Co. and Michael J. King (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 filed with the SEC on September 15, 2009 and incorporated herein by reference).*

10.17	Interim Services Agreement, dated as of December 17, 2009, by and between Farmer Bros. Co. and Tatum, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2010 and incorporated herein by reference).*

10.18	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.19	Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.20	Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.21	Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.22	Form of Target Award Notification Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2011 and incorporated herein by reference).*

10.23	Form of Target Award Notification Letter (Fiscal 2011) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2010 and incorporated herein by reference).*

10.24	Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.25	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011 and incorporated herein by reference).*

10.26	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 10, 2011 and incorporated herein by reference).*

31.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer and Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101	The following materials from Farmer Bros. Co.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.