Form 10-Q
period 2012-03-31
FARMER BROTHERS CO
filed 2012-05-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On May 7, 2012, the registrant had 16,281,035 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

FARMER BROS. CO.
FORM 10-Q QUARTERLY REPORT

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,463	$6,081
Short-term investments	18,715	24,874
Accounts and notes receivable, net	41,685	43,501
Inventories	75,762	79,759
Income tax receivable	825	448
Prepaid expenses	2,792	2,747
Total current assets	143,242	157,410
Property, plant and equipment, net	106,622	114,107
Goodwill and other intangible assets, net	13,542	14,639
Other assets	2,766	2,892
Deferred income taxes	1,005	1,005
Total assets	$267,177	$290,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,688	$42,473
Accrued payroll expenses	16,757	15,675
Short-term borrowings under revolving credit facility	28,702	31,362
Short-term obligations under capital leases	2,745	1,570
Deferred income taxes	500	500
Other current liabilities	12,005	11,882
Total current liabilities	92,397	103,462
Accrued postretirement benefits	24,715	23,585
Other long-term liabilities—capital leases	9,759	7,066
Accrued pension liabilities	21,231	22,371
Accrued workers’ compensation liabilities	3,821	3,639
Deferred income taxes	1,815	1,815
Total liabilities	153,738	161,938
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,281,035 and 16,186,372 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	16,281	16,186
Additional paid-in capital	34,093	36,470
Retained earnings	112,589	129,784
Unearned ESOP shares	(25,636)	(30,437)
Less accumulated other comprehensive loss	(23,888)	(23,888)
Total stockholders’ equity	113,439	128,115
Total liabilities and stockholders’ equity	$267,177	$290,053
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	$121,527	$116,732	$374,494	$344,702
Cost of goods sold	78,380	74,871	247,121	213,880
Gross profit	43,147	41,861	127,373	130,822
Selling expenses	37,909	43,311	110,361	130,098
General and administrative expenses	9,345	13,013	27,050	37,749
Pension withdrawal expense	—	—	4,348	—
Operating expenses	47,254	56,324	141,759	167,847
Loss from operations	(4,107)	(14,463)	(14,386)	(37,025)
Other (expense) income :
Dividend income	295	531	958	2,128
Interest income	63	32	99	144
Interest expense	(498)	(529)	(1,579)	(1,412)
Other, net	(1,831)	1,289	(2,458)	4,690
Total other (expense) income	(1,971)	1,323	(2,980)	5,550
Loss before taxes	(6,078)	(13,140)	(17,366)	(31,475)
Income tax (benefit) expense	(577)	56	(171)	506
Net loss	$(5,501)	$(13,196)	$(17,195)	$(31,981)
Net loss per common share — basic and diluted	$(0.35)	$(0.87)	$(1.11)	$(2.13)
Weighted average common shares outstanding — basic and diluted	15,592,291	15,101,746	15,448,622	15,035,759
Cash dividends declared per common share	$—	$—	$—	$0.175
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(17,195)	$(31,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,831	23,627
Provision for doubtful accounts	880	1,306
Deferred income taxes	—	(1,772)
(Gain) loss on sales of assets	(1,161)	72
ESOP and share-based compensation expense	2,519	3,245
Net loss (gain) on derivatives and investments	5,131	(3,034)
Change in operating assets and liabilities:
Short-term investments	1,027	27,078
Accounts and notes receivable	936	(2,613)
Inventories	3,533	(4,289)
Income tax receivable	(377)	5,781
Prepaid expenses and other assets	81	(1,546)
Accounts payable	(9,342)	3,613
Accrued payroll expenses and other liabilities	1,102	1,274
Accrued postretirement benefits	1,130	1,097
Other long-term liabilities	(1,083)	5,988
Net cash provided by operating activities	11,012	27,846
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,533)	(15,435)
Proceeds from sales of property, plant and equipment	2,112	1,315
Net cash used in investing activities	(8,421)	(14,120)
Cash flows from financing activities:
Proceeds from revolving line of credit	13,700	27,850
Repayments on revolving line of credit	(17,700)	(36,470)
Payments on capital lease obligations	(1,209)	(913)
Dividends paid	—	(4,657)
Net cash used in financing activities	(5,209)	(14,190)
Net decrease in cash and cash equivalents	(2,618)	(464)
Cash and cash equivalents at beginning of period	6,081	4,149
Cash and cash equivalents at end of period	$3,463	$3,685

Non-cash investing activities:
Additions to capital leases	$5,203	$5,546
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. Events occurring subsequent to March 31, 2012 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2012.
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
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from the Company’s customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2012 and 2011 are $6.7 million and $5.4 million, respectively. Cost of coffee brewing equipment and service for the nine months ended March 31, 2012 and 2011 was $19.1 million and $19.4 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $9.9 million and $10.1 million during the nine months ended March 31, 2012 and 2011, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $2.9 million and $2.5 million in the three months ended March 31, 2012 and 2011, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

goods sold was $8.7 million and $6.9 million in the nine months ended March 31, 2012 and 2011, respectively.
Revenue Recognition
Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s sales representatives. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co‑packing agreement, which was assigned by Sara Lee Corporation ("Sara Lee") to J.M. Smucker on February 17, 2012, as part of J.M. Smucker's acquisition of Sara Lee's coffee business. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of March 31, 2012, the Company had $2.7 million of receivables related to this arrangement, which are included in “Other receivables” (see Note 3).
Earnings (Loss) Per Common Share
Basic earnings (loss) per share ("EPS") represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period. Diluted EPS represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings (loss) attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS.
Computation of EPS for the three and nine months ended March 31, 2012 does not include the dilutive effect of 662,810 shares issuable under stock options since their inclusion would be anti-dilutive. Computation of EPS for the three and nine months ended March 31, 2011 does not include the dilutive effect of 531,760 shares issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the unaudited consolidated financial statements present only basic net income (loss) per common share for all periods presented (see Note 9).
Dividends Declared
In the fourth quarter of fiscal 2011 and in the first three quarters of fiscal 2012, the Company’s Board of Directors voted to omit the payment of a quarterly dividend for the first, second, third and fourth quarters of fiscal 2012, respectively. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
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
In addition to an annual test, goodwill and indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the three months ended March 31, 2012.

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

Long-lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the three months ended March 31, 2012.
Recently Adopted Accounting Standards
No new accounting pronouncements were adopted during the quarter ended March 31, 2012.
New Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires companies participating in multiemployer pension plans to disclose more information about the multiemployer plan(s), the employer’s level of participation in the multiemployer plan(s), the financial health of the plan(s), and the nature of the employer's commitments to the plan(s). For public entities, the amendments are effective for fiscal years ending after December 15, 2011 and, for the Company, the amendments are effective for the fiscal year ending June 30, 2012. Since ASU 2011-09 does not change the accounting for an employer’s participation in a multiemployer plan, the Company believes that adoption of ASU 2011-09 will not impact the results of operations, financial position or cash flows of the Company.
In September 2011, the FASB issued ASU No. 2011-08, “Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). Pursuant to ASU 2011-08 companies will have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendments include examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for annual and interim impairment tests performed for fiscal years beginning after June 15, 2012 and is effective for the Company for fiscal 2013 beginning July 1, 2012. The Company believes that adoption of ASU 2011-08 will not impact the results of operations, financial position or cash flows of the Company.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). The new U.S. GAAP guidance gives companies two choices of how to present items of net income, items of other comprehensive income (“OCI”) and total comprehensive income. Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. EPS would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. The amendments in the ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and, for the Company, the amendments are effective beginning July 1, 2012. The Company believes that adoption of ASU 2011-05 will not impact the results of operations, financial position or cash flows of the Company. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the ASU 2011-05 requirement that companies present reclassification adjustments out of accumulated other comprehensive income, until the FASB is able to address the concerns of stakeholders that the new presentation requirements would be difficult for preparers and may add unnecessary complexity to the financial statements.
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

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

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

Note 2. Investments and Derivative Instruments
The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At March 31, 2012 and June 30, 2011, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in “Other, net.”
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

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

As of March 31, 2012	Total	Level 1	Level 2	Level 3
(In thousands)		(Unaudited)
Preferred stock(1)	$18,487	$13,575	$4,912	$—
Futures, options and other derivative assets(1)	$228	$—	$228	$—
Derivative liabilities(2)	$1,200	$—	$1,200	$—

As of June 30, 2011	Total	Level 1	Level 2	Level 3
(In thousands)
Preferred stock(1)	$24,407	$7,181	$17,226	$—
Futures, options and other derivative assets(1)	$467	$—	$467	$—
Derivative liabilities(2)	$1,647	$—	$1,647	$—
 _______________

(1)	Included in “Short-term investments” on the consolidated balance sheet.

(2)	Included in “Other current liabilities” on the consolidated balance sheet.
There were no significant transfers of securities between Level 1 and Level 2 in each of the periods presented.
Gains and losses, both realized and unrealized, are included in “Other, net.” Net realized and unrealized gains and losses are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2012	2011	2012	2011
	(Unaudited)
Net realized (losses) gains	$(5,006)	$190	$(4,925)	$190
Net unrealized gains (losses)	2,125	254	(206)	2,844
Net realized and unrealized (losses) gains	$(2,881)	$444	$(5,131)	$3,034

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

Preferred stock investments as of March 31, 2012 consisted of securities with a fair value of $15.3 million in an unrealized gain position and securities with a fair value of $3.2 million in an unrealized loss position. Preferred stock investments as of June 30, 2011 consisted of securities with a fair value of $18.1 million in an unrealized gain position and securities with a fair value of $6.3 million in an unrealized loss position. The following tables show gross unrealized losses (although such losses have been recognized in the statements of operations) and fair value for those investments that were in an unrealized loss position as of March 31, 2012 and June 30, 2011, aggregated by the length of time those investments have been in a continuous loss position:

	March 31, 2012 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,516	$(9)	$1,671	$(1,214)

	June 30, 2011
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$319	$(3)	$6,326	$(1,122)

Note 3. Accounts and Notes Receivable, net

(In thousands)	March 31, 2012	June 30, 2011
	(Unaudited)
Trade receivables	$40,043	$40,716
Other receivables	3,613	5,637
Allowance for doubtful accounts	(1,971)	(2,852)
	$41,685	$43,501

Note 4. Inventories

March 31, 2012	Processed	Unprocessed	Total
(In thousands)	(Unaudited)
Coffee	$26,400	$6,263	$32,663
Tea and culinary products	28,886	4,656	33,542
Coffee brewing equipment	4,386	5,171	9,557
	$59,672	$16,090	$75,762

June 30, 2011	Processed	Unprocessed	Total
(In thousands)
Coffee	$22,464	$17,220	$39,684
Tea and culinary products	25,469	4,100	29,569
Coffee brewing equipment	3,930	6,576	10,506
	$51,863	$27,896	$79,759
Inventories are valued at the lower of cost or market. Costs of coffee, tea and culinary products are accounted for on the last in, first out (LIFO) basis. Costs of coffee brewing equipment manufactured are accounted for on the first in, first out (FIFO) basis. The Company anticipates that certain inventory quantities will be reduced as of June 30, 2012 and expects the reduction to result in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared to the estimated current year cost in fiscal 2012. The expected beneficial effect of this liquidation for fiscal 2012 is $10.4 million of which the Company recorded $2.2 million and $7.8 million, respectively, in cost of goods sold for the three and nine months ended March 31, 2012. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.
The Company routinely enters into specialized hedging transactions to purchase future coffee contracts to enable it to lock in green coffee prices within a pre-established range, and holds a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in “Other, net.”
For the three and nine months ended March 31, 2012, the Company recorded $(1.8) million and $(4.9) million, respectively, in coffee-related net realized derivative losses. In each of the three and nine month periods ended March 31, 2011, the Company recorded $0.8 million in coffee-related net realized derivative gains.
For the three and nine months ended March 31, 2012, the Company recorded $(1.5) million and $(2.6) million, respectively, in coffee-related net unrealized derivative losses. For the three and nine months ended March 31, 2011, the Company recorded $(0.9) million in coffee-related net unrealized derivative losses and $0.2 million in coffee-related net unrealized gains, respectively.

Note 5. Employee Benefit Plans
Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan, for the majority of its employees who are not covered under a collective bargaining agreement (the “Farmer Bros. Plan”) and two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). All assets and benefit obligations were determined using a measurement date of June 30.
The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.
The net periodic benefit cost for the defined benefit pension plans is as follows:
Components of net periodic benefit cost

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
(In thousands)	(Unaudited)
Service cost	$124	$1,300	$371	$3,900
Interest cost	1,525	1,569	4,575	4,708
Expected return on plan assets	(1,703)	(1,329)	(5,108)	(3,987)
Amortization of net (gain) loss*	342	836	1,027	2,507
Amortization of prior service cost (credit)*	5	41	14	123
Net periodic benefit cost	$293	$2,417	$879	$7,251
_______________

*
These amounts represent the estimated portion of the net (gain) loss and net prior service cost (credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2012	2011
Discount rate	5.60%	5.60%
Expected long-term rate of return	8.25%	8.25%
Rate of compensation increase*	3.00%	3.00%

_______________

*	For Hourly Employees’ Plan only

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

Basis used to determine expected long-term return on plan assets
Historical and future expected rates of return of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted-average rate of return was developed based on those overall rates and the target asset allocation of the plans.
Multiemployer Pension Plans
During the nine months ended March 31, 2012, the Company withdrew from two multiemployer pension plans and recorded a charge of $4.3 million associated with withdrawal from one of these plans, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under these multiemployer pension plans were included in the Company’s 401(k) Plan. The $4.3 million estimated withdrawal charge is included in the Company’s statement of operations for the nine months ended March 31, 2012 as “Pension withdrawal expense” and in current and long-term liabilities on the Company’s balance sheet at March 31, 2012. There is no anticipated withdrawal liability associated with the other multiemployer pension plan from which the Company withdrew.
The Company is currently in negotiations to withdraw from the remaining multiemployer pension plan in which it participates and, if successful, may incur a withdrawal liability, the amount of which could be material to the Company’s results of operations and cash flows.
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute 1% to 15% of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based on approval by the Company’s Board of Directors. For the calendar years 2011 and 2012, the Company’s Board of Directors approved a Company matching contribution of 50% of an employee’s annual contribution to the 401(k) Plan, up to 6% of the employee’s eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant’s first five years of vesting service, so that a participant is fully vested in his or her matching contribution account after five years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
For the calendar year ended December 31, 2011, the Company's matching contribution was $0.7 million which has been recorded in operating expenses as of March 31, 2012. The Company accrued $0.4 million in operating expenses as of March  31, 2012, towards matching contributions for the calendar year ended December 31, 2012.
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

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

The following table shows the components of net periodic postretirement benefit cost for the three and nine months ended March 31, 2012 and 2011.
Components of net periodic postretirement benefit cost

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
(In thousands)	(Unaudited)
Service cost	$409	$474	$1,227	$1,422
Interest cost	330	314	990	942
Expected return on plan assets	—	—	—	—
Amortization of net (gain) loss	(199)	(180)	(597)	(540)
Amortization of transition (asset) obligation	—	—	—	—
Amortization of prior service cost (credit)	(58)	(58)	(174)	(174)
Net periodic postretirement benefit cost	$482	$550	$1,446	$1,650
Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2012	2011
Discount rate	5.46%	5.52%
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

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

On March 31, 2012, the Company was eligible to borrow up to a total of $80.2 million under the credit facility. As of March 31, 2012, the Company had borrowed $28.7 million of this amount, excluding $0.2 million in loan extension fees, utilized $10.3 million of its letters of credit sublimit, and had excess availability of $41.0 million under the credit facility. As of March 31, 2012, the interest rate on the Company’s outstanding borrowings under the credit facility was 3.5%. The Company was in compliance with all restrictive covenants under the credit facility as of March 31, 2012.

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
On February 13, 2012, pursuant to agreements with each of Jeffrey A. Wahba, Treasurer and Chief Financial Officer and then Interim Co-Chief Executive Officer; Patrick G. Criteser, then Interim-Co-Chief Executive Officer; and Mark A. Harding, Senior Vice President of Operations, the Company granted 65,000 shares, 85,000 shares and 20,000 shares, respectively, issuable upon the exercise of non-qualified stock options with an exercise price of $10.82 per share. Shares issuable under these options vest on the first anniversary of the grant date, subject to accelerated vesting in the case of death, permanent incapacity and certain events relating to termination of employment as provided in the applicable employment agreement or arrangement and the award agreement.
Following are the weighted average assumptions used in the Black-Scholes Merton valuation model for the grants issued during the nine months ended March 31, 2012 and 2011:

	Nine Months Ended March 31,
	2012	2011
Weighted average fair value of options	$4.74	$8.17
Pre-vest forfeiture rate	6.5%	6.5%
Risk-free interest rate	1.1%	2.8%
Dividend yield	—%	2.0%
Average expected life	6 years	6 years
Expected stock price volatility	52.5%	54.9%
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

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes stock option activity for the nine months ended March 31, 2012:

(Unaudited)	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2011	497,810	$17.19	$6.44	5.7	$61
Granted	266,834	$9.55	$4.74	6.8	$358
Cancelled/forfeited	(101,834)	$20.84	$6.35	—	$—
Outstanding at March 31, 2012	662,810	$13.55	$5.77	5.8	$506
Vested and exercisable, March 31, 2012	162,702	$19.89	$6.74	4.3	$—
Vested and expected to vest, March 31, 2012	635,476	$13.64	$5.79	5.8	$467
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $10.89 at March 30, 2012, representing the last trading day of the quarter, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of March 31, 2012, there was approximately $1.9 million of unrecognized compensation cost related to stock options and 73,852 shares vested during the nine months ended March 31, 2012. Compensation expense recognized in general and administrative expenses in each of the three months ended March 31, 2012 and 2011 was $0.4 million and $0.3 million, respectively. Compensation expense recognized in general and administrative expenses in each of the nine months ended March 31, 2012 and 2011 was $1.0 million and $0.6 million, respectively.
Restricted Stock
On December 8, 2011, the Company granted 78,756 shares of restricted stock with a grant date fair value of $7.32 per share to eligible employees, officers and directors under the Omnibus Plan. Shares of restricted stock generally vest at the end of three years from the grant date for eligible employees and officers who are employees, with the exception of 10,384 shares of restricted stock granted in May 2011 to Patrick G. Criteser, then Interim Co-Chief Executive Officer, and 20,000 shares of restricted stock granted in February 2012 to Jeffrey A. Wahba, Treasurer and Chief Financial Officer and then Interim Co-Chief Executive Officer, which shares vest on the first anniversary of the grant date. Shares of restricted stock vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock that is ultimately expected to vest. Restricted stock based compensation expense recognized in general and administrative expenses in each of the three months ended March 31, 2012 and 2011 was $0.2 million. Restricted stock based compensation expense recognized in general and administrative expenses in each of the nine months ended March 31, 2012 and 2011 was $0.4 million. As of March 31, 2012, there was approximately $1.3 million of unrecognized compensation cost related to restricted stock. During the nine months ended March 31, 2012, 16,843 shares of restricted stock vested.
The following table summarizes restricted stock activity for the nine months ended March 31, 2012:

(Unaudited)	Shares Awarded	Weighted Average Grant Date Fair Value	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at June 30, 2011	80,687	$17.31	2.6	$818
Granted	98,756	$8.03	2.3	$793
Vested	(16,843)	$19.61	—	$127
Cancelled/Forfeited	(4,093)	$17.21	—	$—
Outstanding at March 31, 2012	158,507	$11.29	1.9	$1,726
Expected to vest, March 31, 2012	129,564	$11.29	1.9	$1,411

Note 8. Income Taxes
The Company adjusts its effective tax rate each quarter based on its current estimated annual effective tax rate. The Company also records the tax impact of certain discrete items, unusual or infrequently occurring tax events and the effects of

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company’s deferred tax assets. Accordingly, the Company increased its valuation allowance by $2.8 million in the three months ended March 31, 2012 to $67.9 million. The valuation allowance as of June 30, 2011 was $60.4 million.
In January 2012, the State of California completed an audit of the Company's June 30, 2006 and June 30, 2007 tax returns, and the Company also reached a settlement agreement with the State of California regarding its audit of the Company’s June 30, 2002 to June 30, 2005 R&D tax credit claims. As a result of these decisions, the Company released $0.7 million related to uncertain tax positions during the three months ended March 31, 2012, which resulted in an income tax benefit of $0.6 million, excluding interest and penalties.
A summary of the income tax (benefit) expense recorded in the three and nine months ended March 31, 2012 and 2011 is as follows:

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(Unaudited)
Loss before taxes	$(6,078)	$(13,140)	$(17,366)	$(31,475)
Income tax expense at federal statutory rate	(2,066)	(4,467)	(5,904)	(10,701)
State income taxes and credits	(238)	(522)	(687)	(1,305)
Dividends received deduction	(79)	(4)	(137)	(500)
Valuation allowance	2,794	5,047	7,478	12,943
ESOP dividend	(464)	—	(464)	—
Changes in uncertain tax positions	(673)	—	(673)	—
Other permanent items	149	2	216	69
Income tax (benefit) expense	$(577)	$56	$(171)	$506
As of March 31, 2012 and June 30, 2011 the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	March 31, 2012	June 30, 2011
	(Unaudited)
Total unrecognized tax benefits*	$3,211	$3,902

Unrecognized benefits that, if recognized, would affect the Company's effective tax rate, subject to the valuation allowance*	$3,064	$3,637
_______________

*	Excluding interest and penalties
The Company believes it is reasonably possible that $40,000 of its total unrecognized tax benefits could be released in the next twelve months.
The Company is currently appealing a decision reached by the Internal Revenue Service in connection with the audit of the Company's June 30, 2003 through June 30, 2008 tax returns. Based on the preliminary indication of the Appeals Officer in January 2012, the Company expects that the audit results will be upheld.

Farmer Bros. Co. Notes to Consolidated Financial Statements (Unaudited)

Note 9. Earnings (Loss) Per Common Share
The following table sets forth the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2012	2011	2012	2011
	(Unaudited)
Net loss attributable to common stockholders - basic	$(5,445)	$(13,116)	$(17,019)	$(31,746)

Net loss attributable to holders of nonvested restricted stock	(56)	(80)	(176)	(235)
Total net loss	$(5,501)	$(13,196)	$(17,195)	$(31,981)
Weighted average common shares outstanding — basic	15,592,291	15,101,746	15,448,622	15,035,759
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Weighted average common shares outstanding — diluted	15,592,291	15,101,746	15,448,622	15,035,759
Net loss per common share — basic	$(0.35)	$(0.87)	$(1.11)	$(2.13)
Net loss per common share — diluted	$(0.35)	$(0.87)	$(1.11)	$(2.13)

Note 10. Commitments and Contingencies
Contractual obligations for the remainder of fiscal 2012 and future fiscal years are as follows:

	Contractual Obligations
(In thousands)	(Unaudited)
	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations
Three months ending June 30, 2012	$882	$2,285	$6,025
Year ending June 30, 2013	3,326	4,755	6,589
Year ending June 30, 2014	2,912	3,886	6,746
Year ending June 30, 2015	2,864	3,108	7,101
Year ending June 30, 2016	2,642	2,056	7,462
Thereafter	1,775	3,414	43,753

		$19,504	$77,676
Total minimum lease payments	$14,401
Less: imputed interest (3.5% to 10.7%)	(1,897)
Present value of future minimum lease payments	12,504
Less: current portion	2,745
Long-term capital lease obligations	$9,759
The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part I, Item 1 of this report and with the “Risk Factors” described in Part II, Item 1A of this report.
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
The New Loan Agreement provides for a senior secured revolving credit facility of up to $85 million with a letter of credit sublimit of $20 million. The new revolving line of credit provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory, as defined. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The New Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the New Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The term of the New Loan Agreement expires on March 2, 2015.
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
The interest rate on our outstanding borrowings under the New Loan Agreement was 3.5% at March 31, 2012. As of

March 31, 2012, we were eligible to borrow up to a total of $80.2 million under the credit facility, had outstanding borrowings of $28.7 million, excluding $0.2 million in loan extension fees, utilized $10.3 million of the letters of credit sublimit, and had excess availability of $41.0 million under the credit facility . Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of March 31, 2012, we were in compliance with all restrictive covenants under the New Loan Agreement. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one. As of April 30, 2012, we estimate that we were eligible to borrow up to a total of $78.8 million, had outstanding borrowings of $30.2 million, excluding $0.2 million in loan extension fees, utilized $10.3 million of the letters of credit sublimit, and had an estimated excess availability under the credit facility of $38.1 million.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our revolving credit facility described above. As of March 31, 2012, we had $3.5 million in cash and cash equivalents and $18.7 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $11.0 million in the first nine months of fiscal 2012, compared with net cash provided by operating activities of $27.8 million in the first nine months of fiscal 2011. Net cash provided by operating activities in the first nine months of fiscal 2012 was primarily due to a decrease in inventory levels and collection of outstanding receivables. Net cash provided by operating activities during the comparable period in the prior fiscal year was primarily due to proceeds from the sale of investments.
Net cash used in investing activities decreased to $8.4 million in the first nine months of fiscal 2012 compared to $14.1 million in the first nine months of fiscal 2011 primarily due to reduced levels of capital expenditures.
Net cash used in financing activities was $5.2 million in the first nine months of fiscal 2012 compared to net cash used in financing activities of $14.2 million in the first nine months of fiscal 2011. Cash flows related to financing activities included net repayments on our revolving line of credit of $4.0 million in the first nine months of fiscal 2012 compared to net repayments of $8.5 million and a dividend payment of $4.7 million in the first nine months of fiscal 2011.
Our expected capital expenditures for fiscal 2012 include expenditures to purchase coffee brewing equipment, vehicles, and machinery and equipment, and overall are not expected to deviate significantly from fiscal 2011 levels. In the first nine months of fiscal 2012, we capitalized $10.5 million in property and equipment purchases, which included $9.9 million in expenditures to purchase coffee brewing equipment. As of March 31, 2012, we have committed to $5.2 million in vehicle leases, exceeding our planned lease commitments for fiscal 2012 by $1.8 million.
During the nine months ended March 31, 2012, we withdrew from two multiemployer pension plans and recorded a charge of $4.3 million associated with withdrawal from one of the plans, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. There is no anticipated withdrawal liability associated with the other multiemployer pension plan from which we withdrew.
We are currently in negotiations to withdraw from the remaining multiemployer pension plan in which we participate and, if successful, may incur a withdrawal liability, the amount of which could be material to our results of operations and cash flows.
Our working capital is comprised of the following:

(In thousands)	As of March 31, 2012	As of June 30, 2011
	(Unaudited)
Current assets	$143,242	$157,410
Current liabilities	92,397	103,462
Working capital	$50,845	$53,948

Liquidity Information:

	Nine Months Ended
(In thousands)	March 31, 2012	March 31, 2011
	(Unaudited)
Capital expenditures	$10,533	$15,435
Dividends paid	$—	$4,657
Results of Operations
Our net sales in the three months ended March 31, 2012 increased $4.8 million, or 4%, to $121.5 million, as compared to $116.7 million in the three months ended March 31, 2011. Our net sales in the first nine months of fiscal 2012 increased $29.8 million, or 9%, to $374.5 million as compared to $344.7 million in the first nine months of fiscal 2011, primarily due to the increases in list prices of our coffee, cappuccino, cocoa and selected spice products.
Gross profit in the three months ended March 31, 2012 increased $1.2 million, or 3%, to $43.1 million, as compared to $41.9 million in the three months ended March 31, 2011. Gross profit in the three months ended March 31, 2012 includes the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $2.2 million (see Note 4 to the consolidated financial statements), as compared to the same period in fiscal 2011. In fiscal 2011, no such beneficial effect of liquidation of LIFO inventory quantities was recorded because year-end inventory levels were expected to be equal to or greater than the prior fiscal year and no liquidation of LIFO inventory quantities was anticipated. Gross margin was flat at 36% in the three months ended March 31, 2012, as compared to the same period in the prior fiscal year.
Gross profit in the nine months ended March 31, 2012 decreased $3.4 million, or 3%, to $127.4 million, as compared to $130.8 million in the nine months ended March 31, 2011. Gross profit in the nine months ended March 31, 2012 includes the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $7.8 million (see Note 4 to the consolidated financial statements) as compared to the same period in fiscal 2011. In fiscal 2011, no such beneficial effect of liquidation of LIFO inventory quantities was recorded because year-end inventory levels were expected to be equal to or greater than the prior fiscal year and no liquidation of LIFO inventory quantities was anticipated. Gross margin decreased to 34% in the nine months ended March 31, 2012 from 38% in the comparable period of the prior fiscal year. The decrease in gross margin is primarily due to higher raw material costs, including a 33% increase in the average cost of green coffee beans compared to the same period in the prior fiscal year, and changes in the mix of our customers and the products we sell to them. The decrease in gross margin was partly offset by price increases for finished goods and the expected effect of the liquidation of LIFO inventory quantities recorded in the consolidated statements of operations.
Operating expenses in the three months ended March 31, 2012 decreased $9.1 million, or 16%, to $47.3 million, or 39% of sales, from $56.3 million, or 48% of sales, in the comparable period of the prior fiscal year. During the nine months ended March 31, 2012, operating expenses decreased $26.0 million, or 16%, to $141.8 million, or 38% of sales, from $167.8 million, or 49% of sales, in the comparable period of the prior fiscal year. The reduction in operating expenses in the three and nine months ended March 31, 2012 is primarily due to lower payroll and related expenses resulting from decreased employee headcount, savings from employee benefit plan restructuring and ongoing cost control measures. The reduction in operating expenses was offset in part by higher freight and fuel costs. In addition, during the nine months ended March 31, 2012, we withdrew from two multiemployer pension plans and recorded a charge of $4.3 million associated with withdrawal from one of these plans, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under these multiemployer pension plans were included in the Company’s 401(k) Plan. This $4.3 million charge is included in the Company’s statement of operations for the nine months ended March 31, 2012 as “Pension withdrawal expense” and in current and long-term liabilities on the Company’s balance sheet at March 31, 2012.
Loss from operations in the three and nine months ended March 31, 2012 decreased to $(4.1) million and $(14.4) million, respectively, from $(14.5) million and $(37.0) million, respectively, during the three and nine months ended March 31, 2011, primarily due to reduction in operating expenses.
Total other expense in the three months ended March 31, 2012 was $(2.0) million, as compared to total other income of $1.3 million for the same period in the prior fiscal year. Total other expense in the nine months ended March 31, 2012 was $(3.0) million compared to total other income of $5.6 million in the nine months ended March 31, 2011. Total other expense in the nine months ended March 31, 2012 included $(5.1) million in net realized and unrealized derivative losses recorded and higher interest expense compared to $3.0 million in net realized and unrealized derivative gains recorded and lower interest expense in the nine months ended March 31, 2011.
During the three and nine months ended March 31, 2012, we recorded income tax benefit of $0.6 million and $0.2 million, respectively. During the three and nine months ended March 31, 2011, we recorded income tax expense of $0.1 million and $0.5 million, respectively.
As a result of the forgoing factors, net loss was $(5.5) million, or $(0.35) per common share, for the three months ended March 31, 2012, compared to net loss of $(13.2) million, or $(0.87) per common share, for the three months ended March 31, 2011. Net loss for the nine months ended March 31, 2012 was $(17.2) million, or $(1.11) per common share, as compared to $(32.0) million, or $(2.13) per common share, in the comparable period of the prior fiscal year.
Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP financial measures, such as “Net income (loss) excluding LIFO impact,” “EBITDAE” and “Adjusted EBITDAE,” in assessing our operating performance. We believe these non-GAAP measures serve as appropriate measures to be used in evaluating the performance of our business.
We define "Net income (loss) excluding LIFO impact" as net income (loss) excluding the impact of LIFO charge or credit. LIFO charge or credit includes: (1) the expected effect of the liquidation of LIFO inventory quantities as of the upcoming fiscal year end, prorated for the reporting periods and recorded in cost of goods sold, and (2) an estimate of the difference between cost of goods sold recorded on a last in, first out ("LIFO") basis and cost of goods sold that would have been recorded if we had used the first in, first out (“FIFO”) method of inventory valuation. We believe the use of the LIFO method of inventory valuation for coffee, tea and culinary products results in a better matching of costs and revenues.
We define "EBITDAE" as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, non-cash pension withdrawal expense and net gains and losses from derivatives and investments. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, incentive compensation is based on EBITDAE and we base certain of our forward-looking estimates on EBITDAE to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned EBITDAE. We define "Adjusted EBITDAE" as EBITDAE excluding the impact of LIFO charge or credit.
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
Set forth below is a reconciliation of reported net loss and reported basic and diluted net loss per common share to net loss excluding LIFO impact and basic and diluted net loss per common share excluding LIFO impact, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2012	2011	2012	2011
Net loss, as reported	$(5,501)	$(13,196)	$(17,195)	$(31,981)
LIFO (credit) charge:
Expected effect of liquidation of LIFO inventory quantities, net of taxes of zero (1)(2)(3)	(2,239)	—	(7,772)	—
Estimated difference in cost of goods sold—LIFO basis vs. FIFO basis, net of taxes of zero (1)	(3,096)	10,045	6,186	16,775
Net loss, excluding LIFO impact	(10,836)	(3,151)	(18,781)	(15,206)
Weighted average common shares outstanding—basic and diluted	15,592,291	15,101,746	15,448,622	15,035,759
Net loss per common share, as reported—basic and diluted	$(0.35)	$(0.87)	$(1.11)	$(2.13)
Net loss per common share, excluding LIFO impact—basic and diluted	$(0.69)	$(0.21)	$(1.22)	$(1.01)

Set forth below is a reconciliation of reported net loss to EBITDAE and Adjusted EBITDAE:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Net loss, as reported	$(5,501)	$(13,196)	$(17,195)	$(31,981)
Income tax (benefit) expense	(577)	56	(171)	506
Interest expense	498	529	1,579	1,412
Depreciation and amortization expense	8,010	8,211	23,831	23,627
ESOP and share-based compensation expense	1,043	986	2,519	3,245
Pension withdrawal expense	—	—	4,348	—
Net loss (gain) on derivatives and investments	2,881	(444)	5,131	(3,034)
EBITDAE	$6,354	$(3,858)	$20,042	(6,225)
LIFO (credit) charge:
Expected effect of liquidation of LIFO inventory quantities, net of taxes of zero (1)(2)(3)	(2,239)	—	(7,772)	—
Estimated difference in cost of goods sold—LIFO basis vs. FIFO basis (1)	(3,096)	10,045	6,186	16,775
Adjusted EBITDAE	$1,019	$6,187	$18,456	$10,550

(1)	There is no impact on income tax expense since we have recorded a 100% valuation allowance against deferred tax assets.

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

(3)
In the interim periods of fiscal 2011, the effect of liquidation of LIFO inventory quantities was zero because year-end inventory levels were expected to be equal to or greater than the prior fiscal year and no liquidation of LIFO inventory quantities was anticipated.

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
The following table demonstrates the impact of varying interest rate changes based on the preferred stock holdings and market yield and price relationships at March 31, 2012. This table is predicated on an instantaneous change in the general level of interest rates and assumes predictable relationships between the prices of preferred securities holdings, the yields on U.S. Treasury securities, and related futures and options. At March 31, 2012, we had no futures contracts or put options designated as interest rate risk hedges.

Interest Rate Changes	Market Value of Preferred Securities at March 31, 2012	Change in Market Value
	(In thousands)
–150 basis points	$19,203	$716
–100 basis points	$18,997	$510
Unchanged	$18,487	$—
+100 basis points	$17,847	$(640)
+150 basis points	$17,544	$(943)
Our revolving line of credit with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of March 31, 2012, we had outstanding borrowings of $28.7 million, excluding $0.2 million in loan extension fees, utilized $10.3 million of our letters of credit sublimit, and had excess availability of $41.0 million under the credit facility. The interest rate on the Company’s outstanding borrowings at March 31, 2012 was 3.5%. The New Loan Agreement entered on September 12, 2011, provides for a senior secured revolving credit facility of up to $85 million, with a letter of credit sublimit of $20 million. The New Loan Agreement provides for a range of interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME+0.25% to PRIME+0.75% or Adjusted Eurodollar Rate+2.0% to Adjusted Eurodollar Rate+2.5%. The term of the New Loan Agreement expires on March 2, 2015.
The following table demonstrates the impact of interest rate changes on our interest expense under the revolving credit facility for a full year based on the outstanding balance, including loan extension fees, and interest rate as of March 31, 2012:

Interest Rate Changes	Interest Rate	Annual Interest Expense
		(In thousands)
–150 basis points	2.00%	$577
–100 basis points	2.50%	$722
Unchanged	3.50%	$1,010
+100 basis points	4.50%	$1,299
+150 basis points	5.00%	$1,443
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We account for green coffee inventory on the LIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers.

We routinely enter into specialized hedging transactions to purchase future coffee contracts to enable us to lock in green coffee prices within a pre-established range, and hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in “Other, net.”
For the three and nine months ended March 31, 2012, we recorded $(1.8) million and $(4.9) million, respectively, in coffee-related net realized derivative losses. In each of the three and nine month periods ended March 31, 2011, we recorded $0.8 million in coffee-related net realized derivative gains.
For the three and nine months ended March 31, 2012, we recorded $(1.5) million and $(2.6) million in coffee-related net unrealized derivative losses. For the three and nine months ended March 31, 2011, we recorded $(0.9) million in coffee-related net unrealized derivative losses and $0.2 million in coffee-related net unrealized gains.

The following table demonstrates the impact of hypothetical changes in the market value of coffee cost on the market value of our coffee inventory and coffee forward purchase contracts as of March 31, 2012:

	Market Value			(Decrease) Increase in Market Value
Coffee Cost Change	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
	(In thousands)
–10%	$29,000	$(386)	$28,614	$(386)	$(3,663)
Unchanged	$32,663	$228	$32,891	$—	$—
10%	$36,000	$386	$36,386	$386	$3,337

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended
(the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2012.
As of March 31, 2012, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of March 31, 2012, we had a goodwill balance of $5.3 million. Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could indicate potential impairment of our goodwill balance, including, but not limited to:

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
We have an $85 million senior secured revolving credit facility and as of April 30, 2012, we estimate that we were eligible to borrow up to $78.8 million under this credit facility. As of April 30, 2012, we had outstanding borrowings of $30.2 million, excluding $0.2 million in loan extension fees, utilized $10.3 million of the letters of credit sublimit, and had an estimated excess availability under the credit facility of $38.1 million. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to an increase in our net loss. Our debt obligations could also:

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
VOLATILITY IN THE EQUITY MARKETS COULD REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO.
We maintain a portfolio of fixed-income based investments disclosed as cash equivalents and short-term investments on our consolidated balance sheet. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. If the Company’s operating losses continue, a portion or this entire investment portfolio may be liquidated to fund those losses.
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
At the end of fiscal 2011, the projected benefit obligation of our single employer defined benefit pension plans was $111.8 million and assets were $83.7 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs of our single employer pension plans and the ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic pension costs, and increase our future funding requirements. We expect to make approximately $7.5 million in contributions to our single employer pension plans in fiscal 2012 and record an accrued expense of approximately $1.2 million per year beginning in fiscal 2012. As of March 31, 2012, we have made $6.1 million in contributions to our single employer pension plans and accrued $0.9 million in expense. These payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

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
OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM QUARTER TO QUARTER WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.
Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition from existing or new competitors in our industry, changes in consumer preferences, and our ability to manage inventory and fulfillment operations and maintain gross margins. During the quarters, we record the expected beneficial effect of liquidation of LIFO inventory quantities and record the actual impact at fiscal year end. Fluctuations in our operating results as a result of these factors or for any other reason, could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
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
As of May 7, 2012, members of the Farmer family or entities controlled by the Farmer family (including trusts) as a group beneficially owned approximately 39.4% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
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

FARMER BROS. CO.

By:	/S/ MICHAEL H. KEOWN
Michael H. Keown President and Chief Executive Officer (principal executive officer)

Date:	May 8, 2012

By:	/S/ JEFFREY A. WAHBA
Jeffrey A. Wahba Treasurer and Chief Financial Officer (principal financial officer)

Date:	May 8, 2012

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

10.2
Amendment No. 1 to Amended and Restated Loan and Security Agreement, effective January 9, 2012, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the SEC on February  8, 2012 and incorporated herein by reference).

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

10.10
Separation Agreement, dated as of April 1, 2011, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011 and incorporated herein by reference).*

10.11
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012 and incorporated herein by reference).*

10.12
Amended and Restated Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.13
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of August 30, 2011, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2011 and incorporated herein by reference).*

10.14
Second Amended and Restated Employment Agreement, effective as of February 13, 2012, by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2012 and incorporated herein by reference).*

10.15
Letter Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.16
Employment Agreement, dated as of April 4, 2012, by and between Farmer Bros. Co. and Thomas W. Mortensen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 10, 2012 and incorporated herein by reference).*

10.17
Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.18
Amended and Restated Employment Agreement, effective as of February 13, 2012, by and between Farmer Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2012 and incorporated herein by reference).*

10.19
Employment Agreement, dated as of December 1, 2010, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 13, 2011 and incorporated herein by reference).*

10.20	2007 Omnibus Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2007 and incorporated herein by reference).*

10.21
Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.22
Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.23
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.24
Form of Target Award Notification Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2011 and incorporated herein by reference).*

10.25
Form of Target Award Notification Letter (Fiscal 2011) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2010 and incorporated herein by reference).*

10.26
Form of Target Award Notification Letter (Fiscal 2010) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009 and incorporated herein by reference).*

10.27
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 10, 2012 and incorporated herein by reference).*

10.28
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 10, 2012 and incorporated herein by reference).*

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

101
The following materials from Farmer Bros. Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to the consolidated financial statements, tagged as block of text.**

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