Form 10-K
period 2012-06-30
FARMER BROTHERS CO
filed 2012-09-10
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

310-787-5200
Registrant’s telephone number, including area code

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
Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 30, 2011 was $61.5 million.
As of September 6, 2012 the registrant had 16,307,324 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or 10-K/A will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2012.

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
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “our” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. We are a direct distributor of coffee to restaurants, hotels, casinos, hospitals and other foodservice providers, and a provider of private brand coffee programs to Quick Serve Restaurants ("QSR's"), grocery retailers, national drugstore chains, restaurant chains, convenience stores, and independent coffee houses, nationwide. We were founded in 1912, were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Business Strategy
Our mission is to “sell great coffee, tea and culinary products and provide superior service—one customer at a time.” We reach our customers in two ways: through our nationwide Direct-Store-Delivery (“DSD”) network of approximately 500 delivery routes, 117 branch warehouses and six distribution centers, and by using the distribution channels of our national retail and institutional customers. We differentiate ourselves in the marketplace through our customer service model. We offer value-added services including beverage equipment service, menu solutions, wherein we recommend products, how these products are prepared in the kitchen and presented on the menu, and hassle-free inventory and product procurement management to our foodservice customers. These services are conducted primarily in person through Regional Sales Representatives, or RSR’s, who develop personal relationships with chefs, restaurant owners and food buyers at their drop off locations. We also provide comprehensive coffee programs, including private brand development, green coffee procurement, category management, and supply chain management to our national retail customers.
We manufacture and distribute products under our own brands, as well as under private labels on behalf of certain customers. Our branded products are sold primarily into the foodservice channel, and are comprised of both national and regional brands. National foodservice brands include The Artisan Collection by Farmer Brothers™, Farmer Brothers®, Superior®, Metropolitan®, Island Medley Iced Tea®, Farmer Brothers Spice Products™, Sierra Tea™ and Orchard Hills Estate™. Regional foodservice and retail brands include Cain's®, Ireland® and McGarvey®.
Since 2007, Farmer Bros. has achieved growth, primarily through the acquisition in 2007 of Coffee Bean Holding Co., Inc., a Delaware corporation ("CBH"), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee manufacturer and wholesaler headquartered in Portland, Oregon, and the acquisition in 2009 from Sara Lee Corporation (“Sara Lee”) of certain assets used in connection with its DSD coffee business in the United States (the “DSD Coffee Business”).
Our product line is specifically focused on the needs of the markets we serve: restaurants, hotels, casinos, hospitals and other foodservice providers, as well as private brand retailers in the QSR, grocery, drugstore, restaurant, convenience store and independent coffeehouse channels. Our product line of over 3,000 SKU's (excluding private label), includes roasted coffee, liquid coffee, coffee-related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices, gelatins and puddings, soup bases, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. For the past three fiscal years, sales of roasted coffee products represented approximately 50% of our total sales and no single product other than roasted coffee accounted for more than 10% of our total sales.
Coffee purchasing, roasting and packaging takes place at our Torrance, California; Portland, Oregon; and Houston, Texas plants. Spice blending and packaging takes place at our Torrance, California plant. Our distribution centers include our Torrance, Portland and Houston plants, and distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. In July 2011, we closed our distribution center in Fridley, Minnesota.
We are focused on distributing our owned brands through our DSD network, while continuing to support and grow our private brand national accounts customers. To provide value to our current and potential customers, in fiscal 2012, we made the following investments:
•Specialty coffee: We have developed a specialty line of coffees called "The Artisan Collection by Farmers Brothers™." Pre-launched at the National Restaurant Association tradeshow in May 2012, this new line of coffees establishes an owned brand presence in the growing specialty coffee market, leveraging the blending, roasting and packaging capabilities of CBI.
•Unified brand: We have developed a unified corporate identity for our business nationwide that is reflected in our updated packaging, our website, many of our fleet vehicles, and in all of our sales materials.
•Optimized portfolio: In fiscal 2012, we continued to optimize and simplify our product portfolio. We eliminated over

1,000 SKU's and plan to eliminate a significant number of additional SKU's in fiscal 2013. These SKU reductions allow us to focus our resources on promoting and supporting fewer brands while lowering inventory and production costs.
•Service improvements: We have invested in sales and training for all of our RSRs, allowing us to expand the role we play as beverage consultants for our DSD customers.
We have also made the following investments to support our private brand national accounts business:
•Coffee industry leadership: Through our dedication to the craft of sourcing, blending and roasting coffee, and our leadership positions with the Specialty Coffee Association of America, World Coffee Research and Coffee Quality Institute, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry and our leadership role in shaping the industry's future, large retail and foodservice operators are drawn to working with us.
•Market insight: We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee industry. We provide trend insights that help our customers create winning products and integrated marketing strategies for their own coffee brands.
•Sustainability leadership: Due to our proactive efforts in counting carbon, creating programs for waste and energy reduction, and creating farmer relationship programs abroad, we are in a unique position to help retailers and foodservice operators create differentiated coffee sustainability programs such as carbon neutrality programs, direct trade coffee programs, and packaging material reductions.
Raw Materials and Supplies
Our primary raw material is green coffee, an agricultural commodity. The bulk of the world's green coffee supplies is grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, political unrest, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations can affect the price of green coffee. Green specialty coffees sell at a premium to other green coffees due to the inability of producers to increase supply in the short run to meet rising demand. As a result, the price spread between specialty coffee and non-specialty coffee is likely to widen as demand for specialty coffee continues to increase.
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
Other raw materials used in the manufacture of our tea and culinary products include a wide variety of spices, such as pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. In fiscal 2011 and in the first half of fiscal 2012, fluctuations in commodity prices, specifically coffee commodity prices, had a material effect on our operating results.
Trademarks and Licenses
We own 160 registered trademarks which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. Additionally, in connection with the DSD Coffee Business acquisition, the Company and Sara Lee entered into certain operational agreements that include trademark and formula license agreements. In February 2012, the trademark agreements and formula license agreements with Sara Lee were assigned to the J.M. Smucker Company ("J.M. Smucker") as part of an acquisition transaction between J.M. Smucker and Sara Lee.
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
Distribution
Most sales are made “off-truck” to our customers at their places of business by our sales representatives who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. We serve our customers from six distribution centers strategically located for national coverage. Our distribution trucks are replenished from 117 branch warehouses located throughout the contiguous United States. We operate our own trucking fleet to support our long-haul distribution requirements. A portion of our products is distributed by third parties or is direct shipped via common carrier. We maintain inventory levels at each branch warehouse to allow for minimal interruption in supply.
Customers
We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hotels, casinos, hospitals, foodservice providers, convenience stores, gourmet coffee houses, bakery/café chains, national drugstore chains, large regional and national grocery and specialty food retailers, QSR's and gaming establishments. Within our DSD channel, we believe on-premise customer contact, our large distribution network, and our relationship-based high quality service model are integral to our past and future success. No single customer represents a significant concentration of sales. As a result, the loss of one or more of our larger customer accounts is not likely to have a material adverse effect on our results of operations.
Competition
We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Donuts and Kraft Foods Inc. (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., and Peet’s Coffee & Tea, Inc. As many of our customers are small foodservice operators, we also compete with club stores such as Costco and Restaurant Depot. We believe our longevity, the quality of our products, our national distribution network and our comprehensive and superior customer service are the major factors that differentiate us from our competitors.
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
Working Capital
We finance our operations internally and through borrowings under our $85.0 million senior secured revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). We believe this credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
Foreign Operations
We have no material revenues from foreign operations.
Other
On June 30, 2012 we employed 1,821 employees, 624 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment, or otherwise relating to protection of the environment, has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
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
You should consider each of the following factors as well as the other information in this report, including our consolidated financial statements and the related notes, in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.
INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.
Our primary raw material is green coffee, an agricultural commodity. The bulk of the world's green coffee supply is mainly grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, political unrest, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. In fiscal 2011, the market for green Arabica coffee increased approximately 80% per pound compared to the prior fiscal year. Additionally, green specialty coffees sell at a premium to other green coffees due to the inability of producers to increase supply in the short run to meet rising demand. As a result, the price spread between specialty coffee and non-specialty coffee is likely to widen as demand for specialty coffee continues to increase.
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
There can be no assurance that we will be successful in passing commodity price increases on to our customers without losses in sales volume or gross margin in the future. Additionally, if green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales.
OUR EFFORTS TO SECURE AN ADEQUATE SUPPLY OF QUALITY COFFEES MAY BE UNSUCCESSFUL AND IMPACT OUR ABILITY TO SUPPLY OUR CUSTOMERS OR EXPOSE US TO COMMODITY PRICE RISK.
Some of the Arabica coffee beans of the quality we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships with coffee brokers, exporters or growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans at prices acceptable to us or at all. In such case, we may not be able to fulfill the demand of our existing customers, supply new customers or expand other channels of distribution.
Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee for delivery, in some instances, up to 18 months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce our potential price risk exposure we have, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of this report.
DECLINES IN OF GREEN COFFEE COMMODITY PRICES MAY NOT BE IMMEDIATELY REFLECTED IN OUR COST OF GOODS SOLD AND MAY INCREASE VOLATILITY IN OUR RESULTS.
We routinely use futures contracts to lock-in green coffee market prices, in some instances, as much as 18 months prior to the actual delivery date. Accounting rules require that we value our open futures contracts by marking them to market price at the end of each reporting period and include in our financial results the unrealized gains or losses based on whether the market price is higher or lower than the price we locked-in. If green coffee commodity prices decline below our locked-in price, we will be required to recognize the resulting losses in our results. Although such losses are offset by future gains when we sell the coffee, such transactions could potentially cause volatility in our results because the recognition of losses and the offsetting gains may occur in different fiscal periods. Rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory.

WE FACE EXPOSURE TO OTHER COMMODITY COST FLUCTUATIONS, WHICH COULD IMPACT OUR MARGINS AND PROFITABILITY.
We are exposed to cost fluctuations in other commodities, including milk, spices, natural gas and gasoline. In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like green coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. To the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.
IMPAIRMENT CHARGES RELATED TO OUR DEFINITE-LIVED AND INDEFINITE-LIVED INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.
Indefinite-lived intangible assets (other than goodwill) are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. A definite-lived intangible asset is only deemed to have become impaired if the sum of the projected undiscounted future cash flows related to the asset is less than the carrying value of the asset. If the sum of the projected cash flows is less than the carrying value, then we must write down the carrying value to its estimated fair value in the period in which the determination is made. An indefinite-lived intangible asset (other than goodwill) is deemed impaired if its estimated fair value is less than its carrying value.
In the fourth quarter of fiscal 2012, we determined that certain indefinite-lived intangible asset consisting of trademarks acquired in connection with the CBI acquisition were impaired and recorded an impairment charge of $0.5 million in operating expenses. In the fourth quarter of fiscal 2011, we determined that definite-lived intangible assets consisting of the customer relationships acquired, and the distribution agreement and co-pack agreement entered into, in connection with the DSD Coffee Business acquisition were impaired and recorded an impairment charge of $7.8 million in operating expenses. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, and further declines in our market capitalization, among other things, could result in further impairment of our definite-lived and indefinite-lived intangible assets.
OUR LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, AND LIMIT OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY OR OUR INDUSTRY.
We have an $85.0 million senior secured revolving credit facility. As of August 31, 2012, we had estimated outstanding borrowings of $24.0 million, excluding $0.2 million in loan extension fees, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the credit facility of $39.5 million. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to an increase in our net loss. Our debt obligations could also:

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including funding daily operations, investing in future business opportunities and capital expenditures;

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
We rely on information technology systems across our operations, including management of our supply chain, point-of-sale processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could result in delays in processing replenishment orders from our branch warehouses, our inability to record product sales and reduced operational efficiency. Significant capital investments could be required to remediate any potential problems.
VOLATILITY IN THE EQUITY MARKETS COULD REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO.
We maintain a portfolio of fixed-income based investments disclosed as cash equivalents and short-term investments on our consolidated balance sheets. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. If our operating losses continue, a portion or this entire investment portfolio may be liquidated to fund those losses.

WE ARE LARGELY RELIANT ON MAJOR FACILITIES IN CALIFORNIA, TEXAS AND OREGON FOR PRODUCTION OF OUR PRODUCT LINE.
A significant interruption in operations at our manufacturing facilities in Torrance, California (our largest facility); Houston, Texas; or Portland, Oregon, whether as a result of a natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. The majority of our green coffee comes through the Ports of Los Angeles, Long Beach, Houston, San Francisco and Portland. Any interruption to port operations, highway arteries, gas mains or electrical service in these areas could restrict our ability to supply our branch warehouses with product and would adversely impact our business.
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
OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.
We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Donuts and Kraft Foods Inc. (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., and Peet’s Coffee & Tea, Inc. As many of our customers are small foodservice operators, we also compete with club stores such as Costco and Restaurant Depot. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened. In addition, from time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures, however, also may restrict our ability to increase prices in response to commodity and other cost increases. Our results of operations will be adversely affected if our profit margins decrease, as a result of a reduction in prices or an increase in costs, and if we are unable to increase sales volumes to offset those profit margin decreases.
VOLATILITY IN THE EQUITY MARKETS OR INTEREST RATE FLUCTUATIONS COULD SUBSTANTIALLY INCREASE OUR PENSION FUNDING REQUIREMENTS AND NEGATIVELY IMPACT OUR FINANCIAL POSITION.
At June 30, 2012, the projected benefit obligation under our single employer defined benefit pension plans was $130.4 million and the fair value of plan assets was $85.8 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. As of June 30, 2012, we have made $7.3 million in contributions to these pension plans and accrued $1.2 million in expense. We expect to make approximately $4.3 million in contributions to our single employer defined benefit pension plans in fiscal 2013 and accrue expense of approximately $1.2 million per year beginning in fiscal 2013. These pension payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

OUR SALES AND DISTRIBUTION NETWORK IS COSTLY TO MAINTAIN.
Our sales and distribution network requires a large investment to maintain and operate. Costs include the fluctuating cost of gasoline, diesel and oil, costs associated with managing, purchasing, leasing, maintaining and insuring a fleet of delivery vehicles, the cost of maintaining distribution centers and branch warehouses throughout the country, and the cost of hiring, training and managing our route sales professionals. Many of these costs are beyond our control, and many are fixed rather than variable. Some competitors use alternate methods of distribution that eliminate many of the costs associated with our method of distribution.
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
GOVERNMENT MANDATORY HEALTHCARE REQUIREMENTS COULD ADVERSELY AFFECT OUR PROFITS.
We offer healthcare benefits to all employees who work at least 40 hours a week and meet service eligibility requirements. In the past, some states, including California, have proposed legislation mandating that employers pay healthcare premiums into a state-run fund for all employees immediately upon hiring or pay a penalty for failing to do so. If legislation similar to this were to be enacted in California, or in the other states in which we do business, it could have an adverse effect on our results of operations. In addition, comprehensive health care legislation (the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010) was passed and signed into law in March 2010. Due to the breadth and complexity of this legislation, it is difficult to predict the financial and operational impacts this legislation will have on us. Our expenses may significantly increase over the long-term as a result of this legislation.
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
CHANGES IN CONSUMER PREFERENCES COULD ADVERSELY AFFECT OUR BUSINESS.
Our continued success depends, in part, upon the demand for coffee. We believe that competition from other beverages continues to dilute the demand for coffee. Consumers who choose soft drinks, juices, bottled water, teas and other beverages reduce spending on coffee. Consumer trends away from coffee could negatively impact our business.
WE ARE SELF-INSURED. OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of June 30, 2012, this letter of credit continues to serve as a security deposit.
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
OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM QUARTER TO QUARTER WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.
Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition from existing or new competitors in our industry, changes in consumer preferences, and our ability to manage inventory and fulfillment operations and maintain gross margins. At the end of each quarter, we record the expected effect of the liquidation of LIFO inventory quantities and record the actual impact at fiscal year end. Fluctuations in our operating results as a result of these factors or for any other reason, could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
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
Our ability to satisfy our operating lease obligations and make payments of principal and interest on our indebtedness depends on our future performance. Should we experience deterioration in operating performance, we will have less cash flow available to meet these obligations. In addition, if such deterioration were to lead to the closure of branch warehouses or distribution centers, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flow from operations in the future to satisfy these financial obligations, we may be required to, among other things:

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
WE COULD FACE SIGNIFICANT WITHDRAWAL LIABILITY IF WE WITHDRAW FROM PARTICIPATION IN THE MULTIEMPLOYER PENSION PLANS IN WHICH WE PARTICIPATE.
We participate in a multiemployer defined benefit pension plan and a multiemployer defined contribution pension plan for certain union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event we withdraw from participation in one or both of these plans, we could be required to make an additional lump-sum contribution to the plan, which would be reflected as an expense in our consolidated statement of operations and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In fiscal 2012, in connection with the withdrawal from one of the multiemployer pension plans in which we participated, we recorded a charge of $4.3 million, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. The installment payments will commence once the final amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which we participate and, if successful, may result in a withdrawal liability, the amount of which could be material to our results of operations and cash flows.
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
As of September 6, 2012, members of the Farmer family or entities controlled by the Farmer family (including trusts) as a group beneficially owned approximately 39.3% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.
All of our outstanding shares are eligible for sale in the public market, subject in certain cases to limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares subject to outstanding options and restricted stock under the Farmer Bros. Co. 2007 Omnibus Plan (the "Omnibus Plan") are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, our stock ownership guidelines, and Rule 144 under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.
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
In addition, our Board of Directors has the authority to issue up to 500,000 shares of preferred stock (of which 200,000 shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of the Company without further action by stockholders and may adversely affect the voting and other rights of the holders of our common stock.

Further, certain provisions of our charter documents, including a classified board of directors, provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control or management.
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
GOVERNMENT REGULATIONS COULD INCREASE OUR OPERATING COSTS, REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN LITIGATION.
The conduct of our business, including the production, distribution, sale, advertising, marketing, labeling, safety, transportation and use of many of our products, are subject to various federal, state and local laws and regulations. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws relating to product labeling, advertising and marketing practices; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. For example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label.

On June 21, 2012, the Council for Education and Research on Toxics, a public interest group, issued a pre-litigation notice of intent to sue a number of companies, including CBI, which sell coffee in California for allegedly failing to issue clear and reasonable warnings that the coffee they produce, distribute and/or sell contains acrylamide in accordance with Proposition 65. Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers. If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging deliveries. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations.
FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.
As directed by Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10‑K and quarterly reports on Form 10‑Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of the fiscal year. Compliance with SOX Section 404 has been a challenge for many companies. Our ability to continue to comply is uncertain as we expect that our internal controls will continue to evolve as our business activities change. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are designed, documented, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, which may be identified in future periods.

Item 1.B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our largest and most significant facility is our corporate headquarters in Torrance, California. Our Torrance facility is a manufacturing facility and the distribution hub for our long-haul trucking fleet and houses our primary administrative offices. Coffee purchasing, roasting and packaging takes place at our Torrance, California; Portland, Oregon; and Houston, Texas plants. Spice blending and packaging takes place at our Torrance, California plant. Our distribution centers include our Torrance, Portland and Houston plants as well as distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey.
We stage our products in 117 branch warehouses throughout the contiguous United States. These branch warehouses and our 6 distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 2,500 to 50,000 square feet.
Approximately 55% of our facilities are leased with a variety of expiration dates through 2019, although our two largest facilities, in Torrance and Houston, are owned. The lease on the Portland facility expires in 2018 and has a 10 year renewal option.
We believe our plants, distribution centers and branch warehouses will continue to provide adequate capacity for the foreseeable future. A complete list of properties operated by Farmer Bros. is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Item 3.	Legal Proceedings
We are both defendant and plaintiff in various legal proceedings incidental to our business which are ordinary and routine. It is our opinion that the resolution of these lawsuits will not have a material impact on our financial condition or results of operations.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We have one class of common stock which is traded on the NASDAQ Global Market under the symbol “FARM.” The following table sets forth, for the periods indicated, the cash dividends declared and the high and low sales prices of the shares of common stock of the Company as quoted on the NASDAQ Global Market.

	Fiscal year ended June 30, 2012			Fiscal year ended June 30, 2011
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$12.45	$4.43	$—	$17.46	$13.94	$0.115
2nd Quarter	$8.00	$4.96	$—	$18.93	$15.55	$0.060
3rd Quarter	$12.25	$7.67	$—	$18.13	$10.28	$—
4th Quarter	$10.92	$6.73	$—	$13.38	$8.59	$—
Holders
There were approximately 2,300 holders of record on September 6, 2012. Determination of holders of record is based upon the number of record holders and individual participants in security position listings.
Dividends
Although historically the Company has paid a dividend to stockholders, in light of the Company’s current financial position, the Company’s Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of this report, and Note 8 “Bank Loan” to the consolidated financial statements included in Part II, Item 8 of this report.
Equity Compensation Plan Information
This information appears in Part III, Item 12 of this report.

Performance Graph
The chart set forth below shows the value of an investment of $100 at the close of trading on June 30, 2006 in each of Farmer Bros. Co. common stock, the Russell 2000 Index and the Value Line Food Processing Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph below is not necessarily indicative of future stock price performance.
Comparison of Five-Year Cumulative Total Return
Farmer Bros. Co., Russell 2000 Index And Value Line Food Processing Index
(Performance Results Through 6/30/12)

$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
Fiscal Years
■Farmer Bros. Co.
●Russell 2000 Index
◆Value Line Food Processing Index

Source: Value Line Publishing, LLC

	2007	2008	2009	2010	2011	2012
Farmer Bros. Co.	$100.00	$95.29	$105.28	$71.02	$48.65	$38.19
Russell 2000 Index	$100.00	$83.81	$62.85	$76.36	$104.92	$102.74
Value Line Food Processing Index	$100.00	$95.79	$91.02	$111.46	$144.37	$156.86

Item 6.	Selected Financial Data

	Fiscal year ended June 30,
	2012	2011	2010	2009(1)	2008(2)
	(In thousands, except per share data)
Net sales	$495,442	$463,945	$450,318	$341,724	$266,485
Cost of goods sold	$322,618	$306,771	$252,754	$181,508	$147,073
Loss from operations	$(24,867)	$(68,422)	$(39,192)	$(15,203)	$(10,644)
Loss from operations per common share	(1.61)	(4.54)	(2.64)	(1.05)	(0.75)
Net loss(3)	$(29,329)	$(54,317)	$(23,953)	$(33,270)	$(7,924)
Net loss per common share	$(1.89)	$(3.61)	$(1.61)	$(2.29)	$(0.55)
Total assets	$255,359	$290,053	$339,121	$330,017	$312,984
Capital lease obligations(4)	$15,867	$8,636	$3,861	$1,252	$—
Cash dividends declared per common share	$—	$0.18	$0.46	$0.46	$0.46
_______________

(1) Includes the results of operations of the DSD Coffee Business since its acquisition by the Company effective February 28, 2009.
(2) Includes the results of operations of CBH since its acquisition by the Company effective April 27, 2007.
(3) Includes: (a) $5.6 million in impairment losses on goodwill and intangible assets, $4.6 million in pension withdrawal expense and $14.2 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2012; (b) $7.8 million in impairment losses on intangible assets, $1.5 million in pension curtailment charge, $1.1 million in beneficial effect of liquidation of LIFO inventory quantities and $9.2 million in income tax benefit in fiscal 2011; (c) $0.8 million in beneficial effect of liquidation of LIFO inventory quantities and $2.5 million in income tax benefit in fiscal 2010; and (d) a deferred tax asset valuation allowance of $19.7 million recorded as income tax expense in fiscal 2009.
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
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2012, 2011 and 2010 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the “Risk Factors” described in Part I, Item 1A of this report.
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “our” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. We are a direct distributor of coffee to restaurants, hotels, casinos, hospitals and other foodservice providers, and a provider of private brand coffee programs to Quick Serve Restaurants ("QSR's"), grocery retailers, national drugstore chains, restaurant chains, convenience stores, and independent coffee houses, nationwide. We were founded in 1912, were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Since 2007, Farmer Bros. has achieved growth, primarily through the acquisition in 2007 of Coffee Bean Holding Co., Inc., a Delaware corporation ("CBH"), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee manufacturer and wholesaler headquartered in Portland, Oregon, and the acquisition in 2009 from Sara Lee Corporation (“Sara Lee”) of certain assets used in connection with its DSD coffee business in the United States (the “DSD Coffee Business”).
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Our significant accounting policies are discussed in Note 1 to our consolidated financial statements, included herein at Part II, Item 8. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance of our workers’ compensation liabilities, tax liabilities and litigation. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable based on information available to us at the time these estimates are made.
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
Coffee Brewing Equipment and Service
We classify certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees' salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from our customers. We capitalize coffee brewing equipment and depreciate it over a three or five year period, depending on the assessment of its useful life and report the depreciation expense in cost of goods sold.
Investments
Our investments consist of money market instruments, marketable debt and equity securities, various derivative instruments, primarily exchange traded treasury and green coffee futures and options. All derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2012 and 2011, no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.
Allowance for Doubtful Accounts
We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. In fiscal 2010, based on a larger customer base due to the recent Company acquisitions and in response to slower collection of our accounts receivable resulting from the impact of the economic downturn on our customers, we increased our allowance for doubtful accounts. In fiscal 2011, we decreased the allowance for doubtful accounts by $0.4 million due to improved collections of outstanding receivables. In fiscal 2012, we continued to improve the collection of past due accounts, and further decreased the allowance for doubtful accounts by $1.0 million.
Inventories
Inventories are valued at the lower of cost or market. We account for coffee, tea and culinary products on a last in, first out ("LIFO") basis, and coffee brewing equipment manufactured on a first in, first out ("FIFO") basis. We regularly evaluate our inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, we record the expected effect of the liquidation of LIFO inventory quantities and record the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time.
If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. In fiscal 2012, 2011 and 2010, the beneficial effect of this liquidation of LIFO inventory quantities reduced cost of goods sold and net loss in the amounts of $14.2 million, $1.1 million and $0.8 million, respectively.
Impairment of Goodwill and Indefinite-lived Intangible Assets
We perform our annual goodwill and indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of our reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values.
In the fourth quarter of fiscal 2012, during our annual test for impairment of goodwill, we identified indicators of impairment including a decline in market capitalization and continuing losses from operations. We performed impairment tests to determine the recoverability of the carrying values of the assets or if impairment should be measured. We were required to make estimates of the fair value of the Company's intangible assets, and all assets of CBI, the reporting unit. As a result of these impairment tests, we determined that the Company's trademarks acquired in connection with the CBI acquisition were impaired and the carrying value of all of the assets of CBI excluding goodwill exceeded their estimated fair values resulting in an implied fair value of zero for CBI's goodwill. Accordingly, in the fourth quarter of fiscal 2012, we recorded a total impairment charge of $5.6 million including $5.1 million in impairment losses on goodwill, which is included in operating expenses.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. In our annual test of impairment as of the end of fiscal 2011, we identified indicators of impairment including a decline in market capitalization and continuing losses from operations. We performed impairment tests to determine the recoverability of the carrying values of the assets or if impairment should be measured. The carrying value of these intangible assets was higher than the sum of each of their projected undiscounted cash flows. We determined that definite-lived intangible assets consisting of the customer relationships acquired, and the distribution agreement and co-pack agreement entered into, in connection with the DSD Coffee Business acquisition were impaired. As a result, in fiscal 2011 we recorded an impairment charge of $7.8 million in operating expenses.
Self-Insurance
We are self-insured for California workers’ compensation insurance subject to specific retention levels and use historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims. The estimated outstanding losses are the accrued cost of unpaid claims valued as of June 30, 2012. The estimated outstanding losses, including allocated loss adjustment expenses (“ALAE”), include case reserves, the development of known claims and incurred but not reported (IBNR) claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.
Management believes that the amount accrued is adequate to cover all known claims at June 30, 2012. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results. If our estimate were off by as much as 15%, the reserve could be under or overstated by approximately $0.8 million as of June 30, 2012.
In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result, we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of June 30, 2012, this letter of credit continues to serve as a security deposit.
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
Retirement Plans
We have a defined benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan (the “Farmer Bros. Plan”), for the majority of our employees who are not covered under a collective bargaining agreement, and two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement (the "Brewmatic Plan" and the "Hourly Employees’ Plan"). In addition, we contribute to a multiemployer defined benefit pension plan and a multiemployer defined contribution plan for certain union employees.
As of June 30, 2011, we amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. However, account balances continue to be credited with interest until paid out. As a result, we recorded $1.5 million in curtailment charge in the fourth quarter of fiscal 2011. Beginning in fiscal 2012, pension expense is significantly lower than in prior fiscal years due to the freeze in benefits as of June 30, 2011.
We obtain actuarial valuations for our plans and in fiscal 2012 we discounted the pension obligations using a 4.55% discount rate and we estimated an 8.25% long-term return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.
At June 30, 2012, the projected benefit obligation under our single employer defined benefit pension plans was $130.4 million and the fair value of plan assets was $85.8 million. The difference between the projected benefit obligation and the fair value of plan assets is recognized as a decrease in other comprehensive income (loss) (“OCI”) and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. As of June 30, 2012, we have made $7.3 million in contributions to these plans and accrued $1.2 million in expense. We expect to make approximately $4.3 million in contributions to our single employer defined benefit pension plans in fiscal 2013 and accrue expense of approximately $1.2 million per year beginning in fiscal 2013. These pension payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.
The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed rate of return on plan assets for fiscal 2013:

	(Dollars in thousands)
Farmer Bros. Plan Discount Rate	4.05%	Actual 4.55%	5.05%
Net periodic benefit cost	$673	$617	$549
Projected benefit obligation	$133,619	$124,828	$116,928

Farmer Bros. Plan Rate of Return	7.50%	Actual 8.00%	8.50%
Net periodic benefit cost	$1,026	$617	$207

Brewmatic Plan Discount Rate	4.05%	Actual 4.55%	5.05%
Net periodic benefit cost	$194	$184	$175
Projected benefit obligation	$4,242	$4,022	$3,823

Brewmatic Plan Rate of Return	7.50%	Actual 8.00%	8.50%
Net periodic benefit cost	$197	$184	$171

Hourly Employees’ Plan Discount Rate	4.05%	Actual 4.55%	5.05%
Net periodic benefit cost	$441	$400	$369
Projected benefit obligation	$1,654	$1,520	$1,402

Hourly Employees' Rate of Return	7.50%	Actual 8.00%	8.50%
Net periodic benefit cost	$406	$400	$395
Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Estimating our tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. We make certain estimates and judgments to determine tax expense for financial statement purposes as we evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to our tax provision in future periods. Each fiscal quarter we reevaluate our tax provision and reconsider our estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
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
After consideration of positive and negative evidence, including the recent history of losses, the Company is maintaining a valuation allowance against its deferred tax assets as of June 30, 2012.  The valuation allowance increased to $85.0 million in fiscal 2012, from $60.4 million and $43.9 million in fiscal 2011 and 2010, respectively.

Deferred tax assets increased to $88.6 million as of June 30, 2012 compared to $68.8 million and $53.7 million in fiscal 2011 and 2010, respectively.  In fiscal 2012, deferred tax assets increased primarily due to net loss carryovers and a decrease in expected pension asset values related to a change in actuarial assumptions.  In fiscal 2011, deferred tax assets increased primarily due to net loss carryovers partially offset by a reduction in deferred tax assets due to an increase in expected pension asset values.
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
Our retiree medical plan is unfunded and its liability was calculated using an assumed discount rate of 4.4% at June 30, 2012. We project an initial medical trend rate of 7.0% ultimately reducing to 5.0% in 5 years.
Share-based Compensation
We measure all share-based compensation cost at the grant date, based on the fair value of the award, and recognize such cost as an expense in our consolidated statement of operations over the requisite service period. The process of estimating the fair value of share-based compensation awards and recognizing share-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2012 and 2011, we used an estimated 6.5% annual forfeiture rate to calculate share-based compensation expense based on actual forfeiture experience from the inception of the Omnibus Plan.
Liquidity and Capital Resources
Credit Facility
On September 12, 2011, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association ("Wells Fargo"), as Agent
The Loan Agreement provides for a senior secured revolving credit facility of up to $85.0 million, with a letter of credit sublimit of $20.0 million. The revolving credit facility provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60.0 million inventory loan limit), as defined. The Loan Agreement provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The term of the Loan Agreement expires on March 2, 2015.
The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The Loan Agreement allows us to pay dividends, subject to certain liquidity requirements. The Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The Loan Agreement allows the Lender to establish reserve requirements, which may reduce the amount of credit otherwise available to us, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or our assets, including our green coffee inventory.

The Loan Agreement provides that an event of default includes, among other things, subject to certain grace periods: (i) payment defaults; (ii) failure by any guarantor to perform any guarantee in favor of Lender; (iii) failure to abide by loan covenants; (iv) default with respect to other material indebtedness; (v) final judgment in a material amount not discharged or stayed; (vi) any change of control; (vii) bankruptcy or insolvency; and (viii) the failure of the Farmer Bros. Co. Employee Stock Ownership Benefit Trust, created by the Company to implement the Farmer Bros. Co. Employee Stock Ownership Plan ("ESOP"), to be duly qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended, or exempt from federal income taxation, or if the ESOP engages in a material non-exempt prohibited transaction.
On January 9, 2012, the Loan Agreement was amended (“Amendment No. 1”) in connection with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), becoming an additional Lender thereunder. Pursuant to Amendment No. 1, Wells Fargo will provide a commitment of $60.0 million and JPMorgan Chase will provide a commitment of $25.0 million.
The interest rate on our outstanding borrowings under the Loan Agreement was 3.5% at June 30, 2012. As of June 30, 2012, we had outstanding borrowings of $29.1 million, excluding loan extension fees of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the credit facility of $31.4 million. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of June 30, 2012, we were in compliance with all restrictive covenants under the Loan Agreement. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one. As of August 31, 2012, we had estimated outstanding borrowings of $24.0 million, excluding loan extension fees of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the credit facility of $39.5 million.
Liquidity
We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of June 30, 2012, we had $3.9 million in cash and cash equivalents and $21.0 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $18.1 million in fiscal 2012, compared with $33.9 million in fiscal 2011 and net cash used in operating activities of $1.0 million in fiscal 2010. The lower level of net cash provided by operating activities in fiscal 2012 was primarily due to an increase in accounts payable payments. In fiscal 2011, net cash provided by operating activities was larger primarily due to a decrease in accounts payable payments and higher proceeds from the sale of investments.
Net cash used in investing activities decreased to $14.5 million in fiscal 2012, compared to $17.4 million and $28.0 million in fiscal 2011 and fiscal 2010, respectively, primarily due to reduced levels of capital expenditures.
Net cash used in financing activities was $5.8 million in fiscal 2012, compared to $14.6 million in fiscal 2011 and net cash provided by financing activities of $13.2 million in fiscal 2010. Net cash used in financing activities in fiscal 2012 included net repayments on our credit facility of $4.0 million compared to net repayments of $8.5 million and net borrowings of $21.0 million in fiscal 2011 and 2010, respectively. In addition, there were no dividend payments in fiscal 2012, compared to dividend payments of $4.7 million and $6.9 million in fiscal 2011 and 2010, respectively.
In fiscal 2012, we capitalized $17.5 million in property, plant and equipment purchases which included $13.9 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.1 million in building and facility improvements, $3.0 million in expenditures for vehicles, and machinery and equipment, and $0.5 million in information technology related expenditures. In addition, during fiscal 2012 we acquired equipment and trucks under capital leases totaling $9.5 million.
Our expected capital expenditures for fiscal 2013 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment, and are expected not to deviate significantly from fiscal 2012 levels.
Our working capital is comprised of the following:

	June 30,
	2012	2011
	(In thousands)
Current assets	$135,851	$157,410
Current liabilities	92,689	103,462
Working capital	$43,162	$53,948

Liquidity Information:

	June 30,
	2012	2011	2010
	(In thousands)
Capital expenditures	$17,498	$19,416	$28,484
Dividends paid	$—	$4,657	$6,939
Dividends payable	$—	$—	$1,849
Results of Operations
Fiscal Years Ended June 30, 2012 and 2011
Overview
In fiscal 2012, commodity prices remained high through the first half of the fiscal year and started to fall during the second half of the fiscal year, with the exception of fuel costs which remained high throughout fiscal 2012. We utilize several strategies to minimize the impact of increasing green coffee prices, including the purchase of future coffee contracts, in some instances, up to 18 months in advance of the actual delivery date, to enable us to lock-in green coffee prices within a pre-established range. Although this strategy minimizes the impact of increasing green coffee prices, if green coffee prices decline after we lock the purchase cost, the cost of our purchases reflected in our financial results may be higher compared to the current market cost of green coffee. To address the increase in freight and fuel expense, in fiscal 2011 we instituted an energy surcharge which continued in fiscal 2012.
To address downward margin pressures, we continued to focus on streamlining our operations in fiscal 2012. Specifically, we continued our focus on expense reductions and asset redeployment to improve our operating results. The benefit of initiatives we implemented in fiscal 2011 intended to reduce the cost of our operations, including headcount reduction, inventory reduction, implementation of improved collection practices of past due accounts, cost-sharing measures to address increases in employee healthcare costs, automation of certain functions, centralization of certain IT functions, and in-sourcing of certain business support functions, also started to be realized. In fiscal 2012, we also implemented employee benefit plan restructuring, and continued to improve our real-estate asset management by divesting underutilized properties and renegotiating our lease terms in response to more favorable market conditions in certain markets.
Operations
Net sales in fiscal 2012 increased $31.5 million, or 6.8%, to $495.4 million from $463.9 million in fiscal 2011, primarily due to increases in list prices of our coffee, cappuccino, cocoa and selected spice products implemented in the second half of fiscal 2011, offset in part by the effect of a decrease in the number of customers who purchased our products as compared to the prior fiscal year.
Cost of goods sold in fiscal 2012 increased $15.8 million, or 5.2%, to $322.6 million, or 65.1% of sales, from $306.8 million, or 66.1% of sales, in fiscal 2011, primarily due to the increase in net sales. The decrease in cost of goods sold as a percent of net sales in fiscal 2012 is primarily due to a reduction in coffee inventory, which resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The beneficial effect of this liquidation of LIFO inventory quantities reduced cost of goods sold by $14.2 million compared to $1.1 million in fiscal 2011. This reduction in cost of goods sold was offset, in part, by a 16.0% increase in the average cost of green coffee purchased in fiscal 2012 compared to the prior fiscal year.
Gross profit in fiscal 2012 increased $15.7 million, or 10.0%, to $172.8 million from $157.2 million in fiscal 2011. Gross margin increased to 35% in fiscal 2012 from 34% in the prior fiscal year. The increase in gross profit and gross margin is primarily due to the beneficial effect of the liquidation of LIFO inventory quantities and the full year benefit of price increases for our coffee, cappuccino, cocoa and selected spice products in fiscal 2012, offset by changes in the mix of our customers and the products we sell to them and a 16.0% increase in the average cost of green coffee purchased in fiscal 2012.
In fiscal 2012, operating expenses decreased $27.9 million, or 12.4%, to $197.7 million, or 40% of sales, from $225.6 million, or 49% of sales, in fiscal 2011. The reduction in operating expenses in fiscal 2012 is primarily due to lower payroll and related expenses resulting from a decreased employee headcount, savings from employee benefit plan restructuring and ongoing cost control measures. The decrease if operating expenses was offset, in part, by impairment losses on goodwill and intangible assets in the amount of $5.6 million and charges related to withdrawal from multiemployer pension plans in the amount of $4.6 million.

In our annual test of impairment of long-lived assets, we determined that goodwill and certain trademarks acquired in connection with the CBI acquisition were impaired. Accordingly, in the fourth quarter of fiscal 2012, we recorded total impairment charges of $5.6 million including $5.1 million in impairment losses on goodwill.
In fiscal 2012, we withdrew from two multiemployer defined benefit pension plans and recorded a charge of $4.3 million associated with withdrawal from one of these plans, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under one of these multiemployer pension plans were included in our 401(k) plan ("401(k) Plan") and the other defined benefit multiemployer pension plan was replaced with a defined contribution pension plan. The $4.3 million charge is included in our consolidated statement of operations for the year ended June 30, 2012 as “Pension withdrawal expense” and in current and long-term liabilities on the Company’s balance sheet at June 30, 2012. In addition, we also recorded $0.3 million in pension withdrawal expense for acquisition-related pension withdrawal liability assumed in connection with the DSD Coffee Business acquisition that was fully paid in fiscal 2012.
Loss from operations in fiscal 2012 was $(24.9) million compared to $(68.4) million in fiscal 2011, due to improvement in gross profit and reduction in operating expenses.
Total other income (expense)
Total other expense in fiscal 2012 was $4.8 million compared to total other income of $4.9 million in fiscal 2011, primarily due to net derivative losses of $4.1 million in fiscal 2012 compared to net derivative gains of $4.2 million in fiscal 2011. The net derivative losses and gains were primarily due to coffee-related futures contracts.
Income taxes
In fiscal 2012, we recorded an income tax benefit of $0.3 million compared to $9.2 million in fiscal 2011. Income tax benefit for fiscal 2012 was primarily attributable to the settlement of certain tax issues with the Internal Revenue Service and the State of California during our exam appeals.  In fiscal 2012, unrecognized tax benefits related to certain tax refunds were released and the resulting benefit was recorded.
Income tax benefit for fiscal 2011 was primarily attributable to gains on postretirement benefits.  Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in Accounting Standards Codification ("ASC") 740, "Income Taxes," when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal year ended June 30, 2011, we recorded a tax expense of $9.8 million in OCI related to the gain on postretirement benefits, and recorded a corresponding tax benefit of $9.8 million in continuing operations.
Net Loss
As a result of the above operating factors, net loss decreased to $(29.3) million, or $(1.89) per common share, in fiscal 2012 compared to a net loss of $(54.3) million, or $(3.61) per common share, in fiscal 2011.
Fiscal Years Ended June 30, 2011 and 2010
Overview
Fiscal 2011 was a period of rapid commodity inflation, which impacted our cost of green coffee, sugar and cocoa and freight expense. Since we value our inventory on a LIFO basis rather than on a FIFO basis, the escalating coffee prices had a significant negative impact on our cost of goods sold and the resulting gross profit. To address the increase in freight and fuel expense, we instituted an energy surcharge in fiscal 2011 and, to minimize gross margin erosion, we increased pricing to our customers several times in fiscal 2011 although the price increases, at times, lagged the relatively rapid and steep cost increases we incurred. In an environment of record-high costs, rising unemployment and a severe economic downturn, we were unable to fully pass along our costs to our customers.

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
In fiscal 2011, we significantly modified our retirement benefit program. Specifically, we amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. However, account balances continue to be credited with interest until paid out. The freeze of the Farmer Bros. Plan coincided with an enhanced defined contribution
401(k) Plan with a discretionary Company match of the employees’ annual contributions. In fiscal 2011, the Company accrued $0.1 million towards this Company match. The pension freeze was anticipated to save over $8.0 million annually in future pension expense accrual, which is expected to be offset by any discretionary Company match under the 401(k) Plan.
In fiscal 2011, we also sold a portion of our investments in preferred stock in order to pay down a portion of the outstanding balance on our revolving credit facility.
Operations
Net sales in fiscal 2011 increased $13.6 million, or 3%, to $463.9 million from $450.3 million in fiscal 2010, primarily due to increases in list prices of our coffee, cappuccino, cocoa and selected spice products implemented in the second half of fiscal 2011, offset in part by a decrease in the number of customers who purchased our products as compared to the prior fiscal year.
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
Gross profit in fiscal 2011 decreased $(40.4) million, or (20)%, to $157.2 million from $197.6 million in fiscal 2010. Gross margin decreased to 34% in fiscal 2011 from 44% in the prior fiscal year. This decrease in gross margin is primarily due to (1) increased raw material costs including an 80% increase in the cost of green coffee beans in fiscal 2011 compared to the prior fiscal year partially offset by price increases for finished goods during the period, (2) increased coffee brewing equipment and service costs, and (3) changes in the mix of our customers and the products we sell to them.
In fiscal 2011, operating expenses decreased $(11.2) million, or (5)%, to $225.6 million, or 49% of sales, from $236.8 million, or 53% of sales, in fiscal 2010. The reduction in operating expenses in fiscal 2011, as compared to the prior fiscal year, is primarily due to lower payroll and related expenses resulting from a reduction in the number of employees offset in part by higher freight and fuel costs, and severance costs associated with the reduction in headcount of approximately 200 employees in the amount of $3.1 million. Operating expenses in fiscal 2011 also include $7.8 million in impairment losses related to intangible assets, $1.5 million in pension curtailment charges, and $0.7 million in severance costs recorded pursuant to the Separation Agreement between the Company and Roger M. Laverty III, the Company’s former President and Chief Executive Officer.
Loss from operations in fiscal 2011 was $(68.4) million compared to $(39.2) million in fiscal 2010, primarily due to decline in gross profit.
Total other income (expense)
Total other income in fiscal 2011 was $4.9 million compared to $12.7 million in fiscal 2010. The decrease in total other income was primarily due to lower net realized and unrealized gains on a smaller investment portfolio and higher interest expense related to borrowings under our revolving credit facility in fiscal 2011 as compared to fiscal 2010.
Income taxes
In fiscal 2011, we recorded an income tax benefit of $9.2 million compared to $2.5 million in fiscal 2010. Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal year ended June 30, 2011, we recorded a tax expense of $9.8 million in OCI related to the gain on postretirement benefits, and recorded a corresponding tax benefit of $9.8 million in continuing operations. Income tax benefit for fiscal 2010 was primarily attributable to federal legislation allowing a five year net operating loss carryback period for net operating losses incurred in tax years that ended in 2008 and 2009. This legislation allowed us to claim additional income tax receivable and record a corresponding decrease in our deferred tax assets relating to our net operating loss carryovers, thereby reducing the valuation allowance recorded as of June 30, 2009 and resulting in income tax benefit for fiscal 2010.
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
We define “Net income (loss) excluding LIFO impact” as net income (loss) excluding the impact of LIFO charge or credit. LIFO charge or credit includes: (1) the effect of the liquidation of LIFO inventory quantities as of the fiscal year end recorded in cost of goods sold, and (2) an estimate of the difference between cost of goods sold recorded on a LIFO basis and cost of goods sold that would have been recorded if we had used the FIFO method of inventory valuation.
We define “EBITDAE” as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization, ESOP and share-based compensation expense, non-cash impairment losses, pension withdrawal expense, and gains and losses from derivatives and investments. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, incentive compensation is based, in part, on EBITDAE and we base certain of our forward-looking estimates on EBITDAE to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned EBITDAE.
We define “Adjusted EBITDAE” as EBITDAE excluding the impact of LIFO charges or credits. While we believe the use of the LIFO method of inventory valuation for coffee, tea and culinary products results in a better matching of costs and revenues, we believe Adjusted EBITDAE provides a basis for comparisons to companies that do not use LIFO and enhances the understanding of our historical operating performance.
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

Set forth below is a reconciliation of reported net loss and reported basic and diluted net loss per common share to net loss excluding LIFO impact and basic and diluted net loss per common share excluding LIFO impact, respectively:

	Year Ended June 30,
	2012	2011	2010
	(In thousands, except share and per share data)
Net loss, as reported	$(29,329)	$(54,317)	$(23,953)
LIFO (credit) charge:
Effect of liquidation of LIFO inventory quantities, net of taxes of zero(1)	(14,206)	(1,100)	(800)
Estimated difference in cost of goods sold—LIFO basis vs. FIFO basis, net of taxes of zero(1)(2)	1,847	32,854	1,033
Net loss, excluding LIFO impact	$(41,688)	$(22,563)	$(23,720)
Weighted average common shares outstanding, basic and diluted	15,492,314	15,066,663	14,866,306
Net loss per common share—basic and diluted, as reported	$(1.89)	$(3.61)	$(1.61)
Net loss per common share, excluding LIFO impact—basic and diluted	$(2.69)	$(1.50)	$(1.60)
Set forth below is a reconciliation of reported net loss to EBITDAE and Adjusted EBITDAE:

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Net loss, as reported	$(29,329)	$(54,317)	$(23,953)
Income tax benefit	(347)	(9,167)	(2,529)
Interest expense	2,137	1,965	986
Depreciation and amortization expense	32,113	31,758	26,778
ESOP and share-based compensation expense	3,287	3,825	4,785
Impairment losses on goodwill and intangible assets	5,585	7,805	—
Pension withdrawal expense	4,568	—	—
Net loss (gain) on derivatives and investments	4,117	(4,191)	(10,169)
EBITDAE	$22,131	$(22,322)	$(4,102)
LIFO (credit) charge:
Effect of liquidation of LIFO inventory quantities, net of taxes of zero(1)	(14,206)	(1,100)	(800)
Estimated difference in cost of goods sold—LIFO basis vs. FIFO basis, net of taxes of zero(1)(2)	1,847	32,854	1,033
LIFO (credit) charge, net of taxes of zero(1)	(12,359)	31,754	233
Adjusted EBITDAE	$9,772	$9,432	$(3,869)
 ______________
(1) LIFO (credit) charge had no impact on income tax (benefit) expense since we have recorded a 100% valuation allowance against deferred tax assets.
(2) Effective October 1, 2011, we refined the methodology that we use to estimate the LIFO impact and use the average purchase cost over the months of inventory-on-hand instead of the latest purchase cost to value the ending inventory. In an environment of volatile prices, using the average purchase cost provides a more accurate inventory value than using the latest purchase cost for that period. The effect of this refinement in methodology on previously disclosed non-GAAP financial measures is included in the fiscal year ended June 30, 2011 and 2010 columns above and is summarized below:

	As Previously Reported		As Refined
	Fiscal Year Ended June 30,		Fiscal Year Ended June 30,
	2011	2010	2011	2010
(In thousands, except per share data)
LIFO charge (credit), net of taxes of zero	$40,317	$1,033	$31,754	$233
Net loss, excluding LIFO impact	$(14,000)	$(22,920)	$(22,563)	$(23,720)
Net loss per common share, excluding LIFO impact—basic and diluted	$(0.93)	$(1.54)	$(1.50)	$(1.60)
Adjusted EBITDAE	$17,995	$(3,070)	$9,432	$(3,869)
Contractual Obligations
The following table contains supplemental information regarding total contractual obligations as of June 30, 2012, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$15,456	$3,979	$6,139	$3,291	$2,047
Capital lease obligations(1)	17,939	4,523	7,532	4,926	958
Pension plan obligations	74,570	6,364	13,200	14,063	40,943
Postretirement benefits other than pension plans	24,686	1,363	3,296	4,468	15,559
Revolving credit facility(2)	29,126	29,126	—	—	—
	$161,777	$45,355	$30,167	$26,748	$59,507
 ______________
(1) Includes imputed interest of $2,072.
(2) Revolving credit facility expires March 2, 2015, but is presented as a current liability on the Company's consolidated balance sheets.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of preferred securities has sometimes included investments in derivatives that provide a natural economic hedge of interest rate risk. We review the interest rate sensitivity of these securities and may enter into “short positions” in futures contracts on U.S. Treasury securities or hold put options on such futures contracts to reduce the impact of certain interest rate changes. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates. We do not transact in futures contracts or put options for speculative purposes. The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at June 30, 2012. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At June 30, 2012, we had no futures contracts or put options designated as interest rate risk hedges.

	Market Value of Preferred Securities at June 30, 2012	Change in Market Value
Interest Rate Changes	(In thousands)
–150 basis points	$20,159	$764
–100 basis points	$19,962	$567
Unchanged	$19,395	$—
+100 basis points	$18,628	$(767)
+150 basis points	$18,272	$(1,123)

Our revolving credit facility with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of June 30, 2012, we had outstanding borrowings of $29.1 million, excluding loan extension fees of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the credit facility of $31.4 million. The interest rate on the outstanding borrowings at June 30, 2012 was 3.5%. The Loan Agreement provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%.
The following table demonstrates the impact of interest rate changes on our annual interest expense under the revolving credit facility based on the outstanding balance and interest rate as of June 30, 2012:

	Interest Rate	Annual Interest Expense
Interest Rate Changes		(In thousands)
–150 basis points	2.0%	$585
–100 basis points	2.5%	$732
Unchanged	3.5%	$1,025
+100 basis points	4.5%	$1,317
+150 basis points	5.0%	$1,464
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the LIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers.
We routinely enter into specialized hedging transactions to purchase future coffee contracts to enable us to lock in green coffee prices within a pre-established range, and hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Gains and losses on these derivative instruments are realized immediately in "Other, net."

For the fiscal year ended June 30, 2012, 2011 and 2010, we recorded $(8.6) million, $0.9 million and $29,000, respectively, in coffee-related net realized derivative (losses) and gains. For the fiscal years ended June 30, 2012, 2011 and 2010, we recorded $1.2 million, $(2.4) million and $1.5 million, respectively, in coffee-related net unrealized derivative gains (losses).
The following table demonstrates the impact of changes in the market value of coffee cost on the market value of coffee inventory and forward purchase contracts:

	Market Value			(Decrease) Increase in Market Value
	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
Coffee Cost (Decrease) Increase
	(In thousands)
– 10%	$25,000	$(486)	$24,514	$(486)	$(2,321)
Unchanged	$27,321	$1,626	$28,947	$—	$—
+10%	$30,000	$486	$30,486	$486	$2,679

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiaries at June 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Farmer Bros. Co. and Subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
September 7, 2012

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,906	$6,081
Short-term investments	21,021	24,874
Accounts and notes receivable, net of allowance for doubtful accounts of $1,872 and $2,852, respectively	40,736	43,501
Inventories	65,981	79,759
Income tax receivable	762	448
Prepaid expenses	3,445	2,747
Total current assets	135,851	157,410
Property, plant and equipment, net	108,135	114,107
Goodwill and other intangible assets, net	7,615	14,639
Other assets	2,904	2,892
Deferred income taxes	854	1,005
Total assets	$255,359	$290,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,676	$42,473
Accrued payroll expenses	20,494	15,675
Short-term borrowings under revolving credit facility	29,126	31,362
Short-term obligations under capital leases	3,737	1,570
Deferred income taxes	1,480	500
Other current liabilities	10,176	11,882
Total current liabilities	92,689	103,462
Accrued postretirement benefits	34,557	23,585
Other long-term liabilities—capital leases	12,130	7,066
Accrued pension liabilities	42,513	22,371
Accrued workers’ compensation liabilities	4,131	3,639
Deferred income taxes	607	1,815
Total liabilities	$186,627	$161,938
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,308,859 and 16,186,372 issued and outstanding at June 30, 2012 and 2011, respectively	16,309	16,186
Additional paid-in capital	34,834	36,470
Retained earnings	100,455	129,784
Unearned ESOP shares	(25,637)	(30,437)
Less accumulated other comprehensive loss	(57,229)	(23,888)
Total stockholders’ equity	$68,732	$128,115
Total liabilities and stockholders’ equity	$255,359	$290,053
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended June 30,
	2012	2011	2010
Net sales	$495,442	$463,945	$450,318
Cost of goods sold	322,618	306,771	252,754
Gross profit	172,824	157,174	197,564
Selling expenses	150,641	170,670	187,685
General and administrative expenses	36,897	47,121	49,071
Impairment losses on goodwill and intangible assets	5,585	7,805	—
Pension withdrawal expense	4,568	—	—
Operating expenses	197,691	225,596	236,756
Loss from operations	(24,867)	(68,422)	(39,192)
Other (expense) income:
Dividend income	1,231	2,534	3,224
Interest income	214	178	303
Interest expense	(2,137)	(1,965)	(986)
Other, net	(4,117)	4,191	10,169
Total other (expense) income	(4,809)	4,938	12,710
Loss before taxes	(29,676)	(63,484)	(26,482)
Income tax benefit	(347)	(9,167)	(2,529)
Net loss	$(29,329)	$(54,317)	$(23,953)
Net loss per common share—basic and diluted	$(1.89)	$(3.61)	$(1.61)
Weighted average common shares outstanding—basic and diluted	15,492,314	15,066,663	14,866,306
Cash dividends declared per common share	$—	$0.18	$0.46

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2012	2011	2010
Net loss	$(29,329)	$(54,317)	$(23,953)
Other comprehensive loss, net of tax:
Retiree benefits	(33,341)	25,634	(4,787)
Income tax benefit	—	(9,823)	—
Total comprehensive loss, net of tax	$(62,670)	$(38,506)	$(28,740)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(29,329)	$(54,317)	$(23,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,113	31,758	26,778
Provision for doubtful accounts	—	2,024	3,188
Deferred income taxes	(78)	336	758
Impairment losses on goodwill and intangible assets	5,585	7,805	—
(Gain) loss on sales of assets	(268)	358	430
ESOP and share-based compensation expense	3,287	3,825	4,785
Net loss (gain) on investments	6,175	(1,312)	(9,382)
Change in operating assets and liabilities:
Short-term investments	(2,322)	27,381	1,365
Accounts and notes receivable	2,765	(2,929)	(40)
Inventories	13,314	3,952	(14,751)
Income tax receivable	(314)	5,392	(1,677)
Prepaid expenses and other assets	(711)	(434)	178
Accounts payable	(13,083)	12,997	(738)
Accrued payroll, expenses and other liabilities	3,112	2,112	2,904
Accrued postretirement benefits	995	1,399	3,926
Other long-term liabilities	(3,108)	(6,410)	5,182
Net cash provided by (used in) operating activities	$18,133	$33,937	$(1,047)
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,498)	(19,416)	(28,484)
Proceeds from sales of property, plant and equipment	3,037	2,021	437
Net cash used in investing activities	$(14,461)	$(17,395)	$(28,047)
Cash flows from financing activities:
Proceeds from revolving credit facility	17,250	35,450	33,737
Repayments on revolving credit facility	(21,200)	(43,970)	(12,756)
Payments of capital lease obligations	(1,897)	(1,433)	(837)
Dividends paid	—	(4,657)	(6,939)
Net cash (used in) provided by financing activities	$(5,847)	$(14,610)	$13,205
Net (decrease) increase in cash and cash equivalents	$(2,175)	$1,932	$(15,889)
Cash and cash equivalents at beginning of year	6,081	4,149	20,038
Cash and cash equivalents at end of year	$3,906	$6,081	$4,149
(continued on next page)
FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	Year ended June 30,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,123	$1,945	$890
Cash paid for income taxes	$317	$324	$154
Non-cash financing and investing activities:
Equipment acquired under capital leases	$9,508	$5,659	$3,954
Dividends accrued, but not paid	$—	$—	$1,849

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2009	16,078,111	$16,078	$31,135	$217,792	$(33,604)	$(34,912)	$196,489
Net loss				(23,953)			(23,953)
Retiree benefits, net of tax of $0						(4,787)	(4,787)
Dividends ($0.46 per share)				(6,939)			(6,939)
ESOP compensation expense, including reclassifications			5,344		(1,634)		3,710
Share-based compensation	86,068	86	989				1,075
Balance at June 30, 2010	16,164,179	$16,164	$37,468	$186,900	$(35,238)	$(39,699)	$165,595
Net loss				(54,317)			(54,317)
Retiree benefits, net of tax benefit of $9,823						15,811	15,811
Dividends ($0.18 per share)				(2,799)			(2,799)
ESOP contributions	1,040	1	8		(9)		—
ESOP compensation expense, including reclassifications			(2,173)		4,810		2,637
Share-based compensation	21,153	21	1,167				1,188
Balance at June 30, 2011	16,186,372	$16,186	$36,470	$129,784	$(30,437)	$(23,888)	$128,115
Net loss				(29,329)			(29,329)
Retiree benefits, net of tax of $0						(33,341)	(33,341)
ESOP compensation expense, including reclassifications			(3,327)		4,800		1,473
Share-based compensation	122,487	123	1,691		—		1,814
Balance at June 30, 2012	16,308,859	$16,309	$34,834	$100,455	$(25,637)	$(57,229)	$68,732

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Organization
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. The Company is a direct distributor of coffee to restaurants, hotels, casinos, hospitals and other foodservice providers, and is a provider of private brand coffee programs to Quick Serve Restaurants ("QSR's"), grocery retailers, national drugstore chains, restaurant chains, convenience stores and independent coffee houses, nationwide. The Company was founded in 1912, was incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
The Company’s product line includes roasted coffee, liquid coffee, coffee-related products such as coffee filters, sugar and creamers, assorted teas, cappuccino, cocoa, spices, gelatins and puddings, soup bases, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Most sales are made “off-truck” by the Company to its customers at their places of business.
The Company serves its customers from six distribution centers and its distribution trucks are replenished from 117 branch warehouses located throughout the contiguous United States. The Company operates its own trucking fleet to support its long-haul distribution requirements. A portion of the Company’s products is distributed by third parties or is direct shipped via common carrier.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries FBC Finance Company and Coffee Bean Holding Co., Inc. All inter-company balances and transactions have been eliminated.
Financial Statement Preparation
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents
The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Fair values of cash equivalents approximate cost due to the short period of time to maturity.
Investments
The Company’s investments consist of money market instruments, marketable debt and equity securities, various derivative instruments, primarily exchange traded treasury and green coffee futures and options. Investments are held for trading purposes and stated at fair value. All derivative instruments not designated as accounting hedges are marked to market and changes are recognized in current earnings. At June 30, 2012 and 2011, no derivative instruments were designated as accounting hedges. The fair value of derivative instruments is based upon broker quotes. The cost of investments sold is determined on the specific identification method. Dividend and interest income is accrued as earned.

Concentration of Credit Risk
At June 30, 2012, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (which exceeds federally insured limits), short-term investments, investments in the preferred stocks of other companies and trade receivables. Cash equivalents and short-term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.
Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts. In fiscal 2010, based on a larger customer base due to the recent Company acquisitions and in response to slower collection of the Company’s accounts receivable resulting from the impact of the economic downturn on the Company’s customers, the Company increased its allowance for doubtful accounts from the previous fiscal year by$2.1 million and recorded a $3.2 million charge to bad debt expense. In fiscal 2012 and fiscal 2011, due to improvements in the collection of past due accounts, the Company reduced its allowance for doubtful accounts by $1.0 million and $0.4 million, respectively.
Inventories
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on a last in, first out (“LIFO”) basis, and coffee brewing equipment manufactured on a first in, first out (“FIFO”) basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, the Company records the expected beneficial effect of the liquidation of LIFO inventory quantities and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time.
If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost.
Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method. The following useful lives are used:

Buildings and facilities	10 to 30 years
Machinery and equipment	3 to 5 years
Equipment under capital leases	Term of lease
Office furniture and equipment	5 years
Capitalized software	3 years
When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances and any gain or loss on disposal is included in operations. Maintenance and repairs are charged to expense, and betterments are capitalized.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements for the years ended June 30, 2012, 2011 and 2010 are $24.9 million, $27.1 million and $21.5 million, respectively.
The Company has capitalized coffee brewing equipment in the amounts of $13.9 million and $12.7 million in fiscal 2012 and 2011, respectively. During fiscal 2012, 2011 and 2010, the Company had depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold in the amounts of $12.2 million, $9.6 million and $6.1 million, respectively.
Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Estimating the Company’s tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. The Company makes certain estimates and judgments to determine tax expense for financial statement purposes as they evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in the timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to the Company’s tax provision in future periods. Each fiscal quarter the Company reevaluates their tax provision and reconsiders their estimates and their assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
Revenue Recognition
Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s sales representatives. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co‑packing agreement as J.M. Smucker's agent. The co-packing agreement was assigned by Sara Lee Corporation ("Sara Lee") to J.M. Smucker on February 17, 2012, as part of J.M. Smucker's acquisition of Sara Lee's coffee business. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of June 30, 2012 and 2011, the Company had $0.8 million and $4.9 million, respectively, of receivables relating to this arrangement which are included in "Other receivables" (see Note 3).
Earnings (Loss) Per Common Share
Basic earnings (loss) per share (“EPS”) represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period (see Note 13), excluding unallocated shares held by the Company's Employee Stock Ownership Plan. Diluted EPS represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method since the nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings (loss) attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the years ended June 30, 2012, 2011 and 2010 does not include the dilutive effect of 667,235, 497,810 and 404,943 shares, respectively, issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the consolidated financial statements present only basic net income (loss) per common share (see Note 13).
Dividends Declared
Although historically the Company has paid a dividend to stockholders, in light of the Company’s current financial position, the Company’s Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
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
Impairment of Goodwill and Intangible Assets
The Company performs its annual goodwill and indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than the carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

In its annual test of impairment in the fourth quarter of fiscal 2012, the Company identified indicators of impairment including a decline in market capitalization and continuing losses from operations arising from its DSD coffee business. The Company performed impairment tests to determine the recoverability of the carrying values of the assets or if impairment should be measured. The Company was required to make estimates of the fair value of the Company's intangible assets, and all assets of CBI, the reporting unit, which were based on the use of the income approach and/or market approach.
The Company used the relief from royalty method under the income approach to estimate the fair value of its indefinite-lived intangible assets. Inputs to this method included estimated royalty rates associated with licensing and franchise royalty agreements in related industries, which are Level 3 inputs within the fair value hierarchy. To estimate the fair value of CBI, the Company used discounted cash flow analysis under the income approach and the guideline public company method under the market approach. Inputs to the discounted cash flow analysis included the projection of future cash flows which are Level 3 inputs within the fair value hierarchy. Inputs to the guideline public company analysis included valuation multiples of publicly traded companies similar to CBI, which are Level 2 inputs within the fair value hierarchy.
As a result of these impairment tests, the Company determined that the Company's trademarks acquired in connection with the CBI acquisition were impaired and that the carrying value of all of the assets of CBI excluding goodwill exceeded their estimated fair values resulting in an implied fair value of zero for CBI's goodwill. Accordingly, in the fourth quarter of fiscal 2012, the Company recorded total impairment charges of $5.6 million including $5.1 million in impairment losses on goodwill.
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
Recently Adopted Accounting Standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer's Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires companies participating in multiemployer pension plans to disclose more information about the multiemployer plan(s), the employer's level of participation in the multiemployer plan(s), the financial health of the plan(s), and the nature of the employer's commitments to the plan(s). The Company adopted the amendments effective fiscal year ended June 30, 2012. Since ASU 2011-09 does not change the accounting for an employer's participation in a multiemployer plan, adoption of ASU 2011-09 did not impact the results of operations, financial position or cash flows of the Company.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASU 2011-05”). The new GAAP guidance gives companies two choices of how to present items of net income, items of other comprehensive income (loss) ("OCI") and total comprehensive income (loss): Companies can create one continuous statement of comprehensive income or two separate consecutive statements. Companies will no longer be allowed to present OCI in the statement of stockholders’ equity. Earnings per share would continue to be based on net income. Although existing guidance related to items that must be presented in OCI has not changed, companies will be required to display reclassification adjustments for each component of OCI in both net income and OCI. Also, companies will need to present the components of OCI in their interim and annual financial statements. The amendments in the ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the amendments effective fiscal year ended June 30, 2012. Adoption of ASU 2011-05 did not impact the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In January 2012, the FASB proposed guidance that would give companies the option to first perform a qualitative assessment to determine whether it more likely than not that an indefinite-lived intangible asset is impaired. The proposed guidance is similar to ASU 2011-08, "Testing Goodwill for Impairment." Companies would consider relevant events and circumstances that may affect the significant inputs used in determining the fair value of an indefinite-lived intangible asset. A company that concludes that it is more likely than not that the fair value of such an asset exceeds its carrying amount would not need to calculate the fair value of the asset in the current year. However, if a company concludes that it is more likely than not that the asset is impaired, it must calculate the fair value of the asset and compare that value with its carrying amount, as is required by current guidance. The final amendments would be applied prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted, and, for the Company, the amendments are effective beginning in July 1, 2013. The Company believes that adoption of ASU 2011-04 will not impact the results of operations, financial position or cash flows of the Company.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The ASU amends the fair value measurement and disclosure guidance in ASC 820, “Fair Value Measurement,” to converge GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and, for the Company, the amendments are effective beginning in July 1, 2012. The Company believes that adoption of ASU 2011-04 will not impact the results of operations, financial position or cash flows of the Company.
Note 2. Investments and Derivative Instruments
The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At June 30, 2012 and 2011, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in "Other, net."
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

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

As of June 30, 2012	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$19,395	$14,078	$5,317	$—
Futures, options and other derivative assets(1)	$1,626	$—	$1,626	$—
Derivative liabilities(2)	$410	$—	$410	$—

As of June 30, 2011	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$24,407	$7,181	$17,226	$—
Futures, options and other derivatives(1)	$467	$—	$467	$—
Derivative liabilities(2)	$1,647	$—	$1,647	$—
____________________

(1)	Included in "Short-term investments" on the consolidated balance sheet.

(2)	Included in "Accounts Payable" on the consolidated balance sheet.
There were no significant transfers of securities between Level 1 and Level 2.

Gains and losses, both realized and unrealized, are included in "Other, net" on the statement of operations and in the "Net loss (gain) on investments" in the statement of cash flows. Net realized and unrealized gains and losses are as follows:

	June 30,
	2012	2011	2010
	(In thousands)
Investments and coffee-related derivatives:
Unrealized gains	$1,940	$865	$9,647
Unrealized losses	(1,013)	—	—
Realized gains	1,545	447	—
Realized losses	(8,647)	—	(265)
Net realized and unrealized (losses) gains	(6,175)	1,312	9,382
Net gains from sales of assets	1,375	1,359	201
Other gains, net	683	1,520	586
Other, net	$(4,117)	$4,191	$10,169
Preferred stock investments as of June 30, 2012 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $2.9 million in an unrealized loss position. Preferred stock investments as of June 30, 2011 consisted of securities with a fair value of $18.1 million in an unrealized gain position and securities with a fair value of $6.3 million in an unrealized loss position.

The following tables show gross unrealized losses (although such losses have been recognized in the consolidated statements of operations) and fair value for those investments that were in an unrealized loss position as of June 30, 2012 and 2011, aggregated by the length of time those investments have been in a continuous loss position:

	June 30, 2012
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,750	$(16)	$2,891	$(40)

	June 30, 2011
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$319	$(3)	$6,326	$(1,122)
Note 3. Accounts and Notes Receivable, net

	June 30,
	2012	2011
	(In thousands)
Trade receivables	$40,687	$40,716
Other receivables	1,921	5,637
Allowance for doubtful accounts	(1,872)	(2,852)
	$40,736	$43,501
In fiscal 2010, based on a larger customer base due to recent Company acquisitions and in response to slower collection of the Company’s accounts receivable resulting from the impact of the economic downturn on the Company’s customers, the Company recorded a $3.2 million charge to bad debt expense resulting in a net increase of $2.1 million in its allowance for doubtful accounts. In fiscal 2012 and fiscal 2011, due to improvements in the collection of past due accounts, the Company reduced its allowance for doubtful accounts by $1.0 million and $0.4 million, respectively.
Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2009	$(1,173)
Additions	(3,188)
Write-offs	1,068

Balance at June 30, 2010	(3,293)
Additions	(2,024)
Write-offs	2,465

Balance at June 30, 2011	(2,852)
Additions	—
Write-offs	980

Balance at June 30, 2012	$(1,872)

Note 4. Inventories

	Processed	Unprocessed	Total
June 30, 2012	(In thousands)
Coffee	$15,485	$11,836	$27,321
Tea and culinary products	24,502	4,817	29,319
Coffee brewing equipment	3,977	5,364	9,341
	$43,964	$22,017	$65,981

	Processed	Unprocessed	Total
June 30, 2011	(In thousands)
Coffee	$22,464	$17,220	$39,684
Tea and culinary products	25,469	4,100	29,569
Coffee brewing equipment	3,930	6,576	10,506
	$51,863	$27,896	$79,759
Current cost of coffee, tea and culinary inventories exceeds the LIFO cost by:

	June 30,
(In thousands)	2012	2011
Coffee	$34,844	$62,870
Tea and culinary products	7,239	6,695
Total	$42,083	$69,565
The Company routinely enters into specialized hedging transactions to purchase future coffee contracts to enable it to lock in green coffee prices within a pre-established range, and holds a mix of futures contracts and options to help hedge against volatility in green coffee prices. None of these hedging transactions, futures contracts or options is designated as an accounting hedge. Gains and losses on these derivative instruments are realized immediately in “Other, net.”
For the fiscal years ended June 30, 2012, 2011 and 2010, the Company recorded $(8.6) million, $0.9 million, and $29,000, respectively, in coffee-related net realized derivative (losses) gains. For the fiscal years ended June 30, 2012, 2011 and 2010, the Company recorded $1.2 million, $(2.4) million and $1.5 million in coffee-related net unrealized derivative gains (losses).
In fiscal 2012 and 2011, certain inventory quantities were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The beneficial effect of this liquidation of LIFO inventory quantities reduced net loss for fiscal 2012, 2011 and 2010 by $14.2 million and $1.1 million, $0.8 million respectively.
Note 5. Property, Plant and Equipment

	June 30,
	2012	2011
	(In thousands)
Buildings and facilities	$78,608	$80,352
Machinery and equipment	129,845	119,209
Equipment under capital leases	19,731	10,675
Capitalized software	18,524	18,294
Office furniture and equipment	16,818	16,839
	$263,526	$245,369
Accumulated depreciation	(164,662)	(140,996)
Land	9,271	9,734
Property, plant and equipment, net	$108,135	$114,107
Capital leases consist mainly of vehicle leases at June 30, 2012 and 2011.
The Company has capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $13.9 million and $12.7 million in fiscal 2012 and 2011, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $12.2 million, $9.6 million and $6.1 million in fiscal 2012, 2011 and 2010, respectively. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2012, 2011 and 2010 were $7.9 million, $10.3 million and $15.0 million, respectively.
Note 6. Goodwill and Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past three fiscal years and estimated aggregate amortization expense for each of the next five fiscal years:

	As of June 30, 2012		As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Customer relationships	$10,083	$(8,188)	$10,460	$(7,291)
Total amortized intangible assets	$10,083	$(8,188)	$10,460	$(7,291)
Unamortized intangible assets:
Tradenames with indefinite lives	$3,640	$—	$4,080	$—
Trademarks with indefinite lives	2,080	—	2,080	—
CBI Goodwill	—	—	5,310	—
Total unamortized intangible assets	$5,720	$—	$11,470	$—
Total intangible assets	$15,803	$(8,188)	$21,930	$(7,291)

Aggregate amortization expense for the past three fiscal years:
For the fiscal year ended June 30, 2012	$1,439
For the fiscal year ended June 30, 2011	$2,948
For the fiscal year ended June 30, 2010	$2,849

Estimated amortization expense for each of the next five fiscal years:
For the fiscal year ended June 30, 2013	$1,246
For the fiscal year ended June 30, 2014	$649

The remaining weighted average amortization periods for intangible assets with finite lives are as follows:
Customer relationships (years)	1.4

Summary of the changes in the carrying value of goodwill:
Balance at July 1, 2010	$5,310
Acquisitions during year	—
Balance at July 1, 2011	$5,310
Reclassification	(165)
Impairment loss	(5,145)
Balance at June 30, 2012	$—

Note 7. Employee Benefit Plans
The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Certain retirees are also eligible for medical, dental and vision benefits.
The Company is required to recognize the funded status of a benefit plan in its balance sheet. The Company is also required to recognize in OCI certain gains and losses that arise during the period but are deferred under pension accounting rules.
Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan (the “Farmer Bros. Plan”), for the majority of its employees who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. As a result, the Company recorded a curtailment charge of $1.5 million in the fourth quarter of fiscal 2011. As all plan participants became inactive following this curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
The Company also has two defined benefit pensions plan for certain hourly employees covered under a collective bargaining agreement (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). All assets and benefit obligations were determined using a measurement date of June 30.

Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2012	2011	2012	2011	2012	2011
	(In thousands)		(In thousands)		(In thousands)
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$107,071	$110,449	$3,662	$3,707	$1,055	$578
Service cost	—	4,609	39	57	456	409
Interest cost	5,846	5,999	197	199	59	32
Plan participant contributions	81	1,005	—	—	—	—
Actuarial (gain) loss	17,066	(1,409)	416	(24)	(38)	39
Benefits paid	(5,236)	(5,022)	(292)	(284)	(12)	(3)
Effect of curtailment	—	(8,560)	—	7	—	—
Projected benefit obligation at the end of the year	$124,828	$107,071	$4,022	$3,662	$1,520	$1,055
Change in plan assets
Fair value of plan assets at the beginning of the year	80,448	63,462	2,871	2,490	421	—
Actual return on plan assets	246	16,619	(25)	635	(4)	11
Employer contributions	6,571	4,384	164	30	608	413
Plan participant contributions	81	1,005	—	—	—	—
Benefits paid	(5,236)	(5,022)	(292)	(284)	(12)	(3)
Fair value of plan assets at the end of the year	$82,110	$80,448	$2,718	$2,871	$1,013	$421
Funded status at end of year (underfunded) overfunded	$(42,718)	$(26,623)	$(1,304)	$(791)	$(507)	$(634)
Amounts recognized in balance sheet
Noncurrent assets	$—	$—	$—	$—	$—	$—
Current liabilities	(5,700)	(5,360)	(300)	(310)	(17)	(8)
Noncurrent liabilities	(37,018)	(21,263)	(1,004)	(481)	(490)	(626)
Total	$(42,718)	$(26,623)	$(1,304)	$(791)	$(507)	$(634)
Amounts recognized in balance sheet
Total net (gain) loss	$48,720	$25,900	$2,154	$1,587	$90	$96
Transition (asset) obligation	—	—	—	—	—	—
Prior service cost (credit)	—	—	53	71	—	—
Total accumulated OCI (not adjusted for applicable tax)	$48,720	$25,900	$2,207	$1,658	$90	$96
Weighted average assumptions used to determine benefit obligations
Discount rate	4.55%	5.60%	4.55%	5.60%	4.55%	5.60%
Rate of compensation increase	N/A	3.00%	N/A	N/A	N/A	3.00%

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2012	2011	2012	2011	2012	2011
	(In thousands)		(In thousands)		(In thousands)
Components of net periodic benefit cost
Service cost	$—	$4,609	$39	$57	$456	$409
Interest cost	5,846	5,999	197	199	59	32
Expected return on plan assets	(6,569)	(5,323)	(213)	(179)	(28)	(9)
Amortization of net (gain) loss	570	2,871	87	119	—	—
Amortization of prior service cost (credit)	—	122	18	18	—	—
Amount recognized due to special event (curtailment)	—	1,456	—	—	—	—
Net periodic benefit cost	$(153)	$9,734	$128	$214	$487	$432
Other changes recognized in OCI
Net (gain) loss	$23,389	$(12,705)	$654	$(480)	$(6)	$37
Prior service cost (credit)	—	—	—	7	—	—
Amortization of net gain (loss)	(570)	(2,871)	(87)	(119)	—	—
Amortization of transition asset (obligation)	—	—	—	—	—	—
Amortization of prior service (cost) credit	—	(122)	(18)	(18)	—	—
Amount recognized due to special event (curtailment)	—	(10,016)	—	—	—	—
Total recognized in OCI	$22,819	$(25,714)	$549	$(610)	$(6)	$37
Total recognized in net periodic benefit cost and OCI	$22,666	$(15,980)	$677	$(396)	$481	$469
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.60%	5.60%	5.60%	5.60%	5.60%	5.60%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	8.25%	8.25%	8.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.00%	3.00%
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
Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2012	2011	2012	2011	2012	2011
	($ In thousands)		($ In thousands)		($ In thousands)
Comparison of obligations to plan assets
Projected benefit obligation	$124,828	$107,071	$4,022	$3,662	$1,520	$1,055
Accumulated benefit obligation	$124,828	$107,071	$4,022	$3,662	$1,520	$1,055
Fair value of plan assets at measurement date	$82,110	$80,448	$2,718	$2,871	$1,013	$421
Plan assets by category
Equity securities	$53,396	$56,792	$1,767	$2,016	$686	$297
Debt securities	24,610	18,945	815	688	261	99
Real estate	4,104	4,711	136	167	66	25
Total	$82,110	$80,448	$2,718	$2,871	$1,013	$421
Plan assets by category
Equity securities	65%	70%	65%	70%	68%	70%
Debt securities	30%	24%	30%	24%	26%	24%
Real estate	5%	6%	5%	6%	6%	6%
Total	100%	100%	100%	100%	100%	100%
As of June 30, 2012, fair values of plan assets were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$82,110	$—	$78,006	$4,104
Brewmatic Plan	$2,718	$—	$2,582	$136
Hourly Employees’ Plan	$1,013	$—	$947	$66
As of June 30, 2011, fair values of plan assets were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$80,447	$—	$75,736	$4,711
Brewmatic Plan	$2,871	$—	$2,704	$167
Hourly Employees’ Plan	$421	$—	$396	$25
As of June 30, 2012 and 2011, approximately 95.0% and 94.0%, respectively, of the assets in each of the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were invested in pooled separate accounts which did not have publicly quoted prices. The pooled separate accounts invest in publicly traded mutual funds. The fair values of the mutual funds were publicly quoted pricing input (Level 1) and were used to determine the net asset value of the pooled separate accounts. Therefore, these assets have Level 2 pricing inputs.

As of June 30, 2012 and 2011, approximately 5.0% and 6.0% respectively, of the assets in each of the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were invested in commercial real estate and include mortgage loans which are backed by the associated properties. These underlying real estate investments have unobservable Level 3 pricing inputs. The fair value of the underlying real estate is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market capitalization rates and discount rates. In addition, each property is appraised annually by an independent appraiser. The amounts and types of investments within plan assets did not change significantly from June 30, 2011.
The following is a reconciliation of asset balances with Level 3 input pricing:

	Beginning Balance	Total Gains	Settlements	Ending Balance	Unrealized Gains
As of June 30, 2012	(In thousands)
Farmer Bros. Plan	$4,711	$561	$(1,168)	$4,104	$561
Brewmatic Plan	$167	$19	$(50)	$136	$19
Hourly Employees’ Plan	$25	$5	$36	$66	$5

	Beginning Balance	Total Gains	Settlements	Ending Balance	Unrealized Gains
As of June 30, 2011	(In thousands)
Farmer Bros. Plan	$3,147	$652	$912	$4,711	$652
Brewmatic Plan	$132	$28	$7	$167	$28
Hourly Employees’ Plan	$—	$—	$25	$25	$—
Target Plan Asset Allocation for Farmer Bros. Plan and Brewmatic Plan

Fiscal 2013
U.S. large cap equity securities	35.8%
U.S. small cap equity securities	9.2%
International equity securities	15.0%
Debt securities	30.0%
Real estate	10.0%

Total	100.0%

Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2013, the Company expects to recognize $0.6 million as a component of net periodic benefit cost for the Farmer Bros. Plan, $0.2 million for the Brewmatic Plan, and $0.4 million for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2013, the Company expects to contribute $3.9 million to the Farmer Bros. Plan, $0.4 million to the Brewmatic Plan, and $0.1 million to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from postretirement plans.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:
Estimated future benefit payments

Year ending	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
	(In thousands)
June 30, 2013	$5,700	$300	$17
June 30, 2014	$5,840	$290	$31
June 30, 2015	$6,010	$290	$45
June 30, 2016	$6,200	$290	$61
June 30, 2017	$6,460	$280	$78
June 30, 2018 to June 30, 2022	$36,230	$1,420	$680
These amounts are based on current data and assumptions and reflect expected future service, as appropriate.
Multiemployer Pension Plans
The Company participates in a multiemployer defined benefit pension plan, the Western Conference of Teamsters Pension Plan (“WCTPP”), that is union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements. The Company makes contributions to WCTPP generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.
The risks of participating in multiemployer pension plans are different from single-employer plans in that: (i) assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if the Company stops participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The Company's participation in WCTPP is outlined in the table below. The Pension Protection Act (“PPA”) Zone Status available in the Company's fiscal year 2012 and fiscal year 2011 is for the plan's year ended December 31, 2010 and December 31, 2009, respectively. The zone status is based on information obtained from WCTPP and is certified by WCTPP's actuary. Among other factors, plans in the green zone are generally more than 80% funded. Based on WCTPP's annual report on Form 5500, WCTPP was 90.3% and 93.4% funded for its plan year beginning January 1, 2012 and 2011, respectively. The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

Pension Plan	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreements

			July 1, 2012	July 1, 2011

Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	No	January 2014 to August 2014

Based upon the most recent information available from the trustees managing WCTPP, the Company's share of the unfunded vested benefit liability for the plan was estimated to be approximately $7.7 million if the withdrawal had occurred in calendar year 2011. These estimates were calculated by the trustees managing WCTPP. Although the Company believes the most recent plan data available from WCTPP was used in computing this 2011 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan's investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the Company and other employers in the plan, each of which could impact the ultimate withdrawal liability.
If withdrawal liability were to be triggered, the withdrawal liability assessment can be paid in a lump sum or on a monthly basis. The amount of the monthly payment is determined as follows: Average number of hours reported to the pension plan trust during the three consecutive years with highest number of hours in the 10-year period prior to the withdrawal is multiplied by the highest hourly contribution rate during the 10-year period to determine the amount of withdrawal liability that has to be paid annually. The annual amount is divided by 12 to arrive at the monthly payment due. If monthly payments are elected, interest is assessed on the unpaid balance after 12 months at the rate of 7% per annum.

Effective October 2011, the Company withdrew from the defined benefit pension plan, United Teamsters Pension Fund, and replaced it with the defined contribution pension plan, “United Teamsters Annuity Fund” (“Annuity Fund”), for its employees covered by a certain collective bargaining agreement with a term expiring in 2014. The Company incurred no withdrawal liabilities related to the withdrawal from the United Teamsters Pension Fund. The Company's contributions to the Annuity Fund are based on the number of compensable hours worked by the Company's employees who participate in the Annuity Fund.
In fiscal 2012, the Company withdrew from the Labor Management Pension Fund and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under this multiemployer pension plan were included in the Company's 401(k) plan (the “401(k) Plan”). The $4.3 million estimated withdrawal charge is included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2012 as “Pension withdrawal expense” and in current and long-term liabilities on the Company's balance sheet at June 30, 2012. In the fourth quarter ended June 30, 2012, the Company paid a final settlement of $0.3 million towards withdrawal from the Central States Pension Fund that was part of the DSD Coffee Business acquisition and recorded the charge as "Pension withdrawal expense."
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Company contributions to the multiemployer pension plans:

(In thousands)	WCTPP(1)(2)(3)	All other Plans(4)
Fiscal Year Ended:
June 30, 2012	$3,048	$113
June 30, 2011	$2,929	$254
June 30, 2010	$2,820	$282
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's most recent annual report on Form 5500 for the calendar year ended December 31, 2010.

(3)
The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.

(4)	Includes plans that are not individually significant.
For the fiscal year ending June 30, 2013, the Company expects to make $3.2 million in contributions to multiemployer pension plans.
Multiemployer Plans Other Than Pension Plans
The Company participates in nine defined contribution multiemployer plans other than pension plans that provide medical, vision and dental healthcare and disability benefits for certain retirees subject to collective bargaining agreements who meet the eligibility rules in effect when they retire and/or qualified members of their families. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that retired participants make self-payments to the plans, the amounts of which are fixed from time to time by the boards of trustees of the plans. The Company's participation in these plans is governed by the collective bargaining agreements which expire on or before September 2014. The Company's contributions in the fiscal years ended June 30, 2012, 2011 and 2010 were $5.8 million, $5.4 million and $4.8 million, respectively. The Company expects to contribute $6.4 million towards multiemployer plans other than pension plans in fiscal 2013.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute 1% to 15% of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2011 and 2012, the Company's Board of Directors approved a Company matching contribution of 50.0% of an employee's annual contribution to the 401(k) Plan, up to 6.0% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20.0% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $1.4 million and $0.1 million in operating expenses for the fiscal years ended June 30, 2012 and June 30, 2011. No contributions were recorded in the Company's consolidated financial statements for the fiscal year ended June 30, 2010.
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

The following table shows the components of net periodic postretirement benefit cost for the fiscal years ended June 30, 2012 and 2011. Postretirement cost (income) for fiscal 2012 was based on employee census information as of July 1, 2011 and asset information as of June 30, 2012.

	June 30,
	2012	2011
Components of Net Periodic Postretirement Benefit Cost	(In thousands)
Service cost	$1,634	$1,564
Interest cost	1,319	1,205
Expected return on plan assets	—	—
Amortization of net gain	(794)	(802)
Amortization of unrecognized transition (asset) obligation	—	—
Amortization of prior service cost (credit)	(230)	(230)
Net periodic benefit cost	$1,929	$1,737
The difference between the assets and the Accumulated Postretirement Benefit Obligation (APBO) at the adoption of ASC 715-60, "Defined Benefit Plans-Other Postretirement," was established as a transition (asset) obligation and is amortized over the average expected future service for active employees as measured at the date of adoption. Any plan amendments that retroactively increase benefits create prior service cost. The increase in the APBO due to any plan amendment is established as a base and amortized over the average remaining years of service to the full eligibility date of active participants who are not yet fully eligible for benefits at the plan amendment date. Gains and losses due to experience different than that assumed or from changes in actuarial assumptions are not immediately recognized. The tables below show the remaining bases for the transition (asset) obligation, prior service cost (credit), and the calculation of the amortizable gain or loss.

Amortization Schedule
Transition (Asset) Obligation: The transition (asset) obligations have been fully amortized.
Prior Service Cost (Credit) (dollars in thousands):

Date Established	Balance at July 1, 2011	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2012
January 1, 2008	$(1,884)	$230	8.20	—	$(1,654)

Amortization of Net (Gain) Loss (dollars in thousands):
Net (gain) loss as of July 1, 2011	$(12,086)
Asset (gains) losses not yet recognized in market related value of assets	—
Net (gain) loss subject to amortization	$(12,086)
Corridor (10% of greater of APBO or assets)	2,473
Net (gain) loss in excess of corridor	$(9,613)
Amortization years	12.11
Amortization of net (gain) loss for the year	$(794)

The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
	2012	2011
Change in Benefit Obligation	(In thousands)
Projected benefit obligation at beginning of year	$24,733	$23,261
Service cost	1,634	1,564
Interest cost	1,319	1,205
Participant contributions	665	1,103
Losses (gains)	8,953	(378)
Benefits paid	(1,384)	(2,022)
Projected benefit obligation at end of year	$35,920	$24,733

	Year Ended June 30,
	2012	2011
Change in Plan Assets	(In thousands)
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contributions	719	919
Participant contributions	665	1,103
Benefits paid	(1,384)	(2,022)
Fair value of plan assets at end of year	$—	$—
Funded status of plan	$(35,920)	$(24,733)

	As of June 30,
	2012	2011
Amounts Recognized in the Balance Sheet Consist of:	(In thousands)
Noncurrent assets	$—	$—
Current liabilities	1,363	1,148
Noncurrent liabilities	34,557	23,585
Total	$35,920	$24,733

	Year Ended June 30,
	2012	2011
Amounts Recognized in Accumulated OCI Consist of:	(In thousands)
Net gain	$(2,338)	$(12,086)
Transition obligation	—	—
Prior service credit	(1,654)	(1,884)
Total accumulated OCI	$(3,992)	$(13,970)

	Year Ended June 30,
	2012	2011
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI	(In thousands)
Unrecognized actuarial loss (gain)	$8,953	$(379)
Unrecognized transition (asset) obligation	—	—
Unrecognized prior service cost	—	—
Amortization of net loss	794	802
Amortization of prior service cost	230	230
Total recognized in OCI	9,977	653
Net periodic benefit cost	1,929	1,737
Total recognized in OCI and net periodic benefit cost	$11,906	$2,390
The estimated net gain and prior service cost credit that will be amortized from accumulated OCI into net periodic benefit cost in fiscal 2013 are $0.8 million and $0.2 million, respectively.

Estimated Future Benefit Payments (in thousands)
Fiscal 2013	$1,363
Fiscal 2014	$1,450
Fiscal 2015	$1,846
Fiscal 2016	$2,106
Fiscal 2017	$2,362
Fiscal 2018-2022	$15,559

Expected Contributions (in thousands)
Fiscal 2013	$1,363
Sensitivity in Fiscal 2012 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2012 (in thousands):

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$81	$(89)
Effect on accumulated postretirement benefit obligation	$1,816	$(1,854)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 8. Bank Loan
On September 12, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) among the Company and Coffee Bean International, Inc. (“CBI”), as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells Fargo”), as Agent.
The Loan Agreement provides for a senior secured revolving credit facility of up to $85.0 million, with a letter of credit sublimit of $20.0 million. The revolving credit facility provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60.0 million inventory loan limit), as defined. The Loan Agreement provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The Loan Agreement expires on March 2, 2015.
The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The Loan Agreement allows the Company to pay dividends, subject to certain liquidity requirements. The Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The Loan Agreement allows the Lender to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or the Company’s assets, including the Company’s green coffee inventory.
On January 9, 2012, the Loan Agreement was amended (“Amendment No. 1”) in connection with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), becoming an additional Lender thereunder. Pursuant to Amendment No. 1, Wells Fargo will provide a commitment of $60.0 million and JPMorgan Chase will provide a commitment of $25.0 million.

On June 30, 2012, the Company was eligible to borrow up to a total of $72.6 million under the credit facility. As of June 30, 2012, the Company had outstanding borrowings of $29.1 million, excluding loan extension fees of $0.2 million, utilized $11.9 million of its letters of credit sublimit, and had excess availability under the credit facility of $31.4 million. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of June 30, 2012, the interest rate on the Company’s outstanding borrowings under the credit facility was 3.5%. As of June 30, 2012, the Company was in compliance with all restrictive covenants under the credit facility. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.
Note 9. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. The plan is a leveraged ESOP in which the Company is the lender. The loans will be repaid from the Company’s discretionary plan contributions over the original 15 year terms with a variable rate of interest. The annual interest rate was 1.66% at June 30, 2012, which is updated on a quarterly basis.

	As of and for the years ended June 30,
	2012	2011	2010
Loan amount (in thousands)	$25,637	$30,437	$35,238
Shares purchased	—	—	—
Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
In fiscal 2011 and 2010, the Company used $1.3 million and $0.7 million, respectively, of the dividends on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in fiscal 2012. In fiscal 2011, the Company issued 1,040 shares of common stock to the ESOP to compensate for a shortfall in unallocated, uncommitted shares.
The Company reports compensation expense equal to the fair market value of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from earnings per share calculations.
During the fiscal years ended June 30, 2012, 2011 and 2010, the Company charged $1.5 million, $2.6 million and $3.7 million to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares, which was $0.1 million, $(1.4) million and $(0.2) million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, is recorded as additional paid-in capital.

	June 30,
	2012	2011
Allocated shares	1,763,742	1,533,578
Committed to be released shares	185,538	186,582
Unallocated shares	911,599	1,097,136
Total ESOP shares	2,860,879	2,817,296

	(In thousands)
Fair value of ESOP shares	$22,773	$28,567
Note 10. Share-based Compensation
On August 23, 2007, the Company’s Board of Directors approved the Farmer Bros. Co. 2007 Omnibus Plan (the “Omnibus Plan”), which was approved by stockholders on December 6, 2007. Prior to adoption of the Omnibus Plan the Company had no share-based compensation plan. Awards issued under the Omnibus Plan may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, cash-based awards or other incentives payable in cash or shares of stock, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The maximum number of shares of common stock as to which awards may be granted under the Omnibus Plan is 1,000,000, subject to adjustment as provided in the Omnibus Plan.
The Company measures and recognizes compensation expense for all share-based payment awards made under the Omnibus Plan based on estimated fair values.
Stock Options
The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statements of operations.
Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Compensation expense recognized for all stock option awards granted is recognized using the straight-line method over the vesting period. The options generally vest ratably over a period of 3 years, however, fiscal 2012 grants included nonqualified stock option awards to executive officers with different vesting periods, in each case, subject to certain events of acceleration as provided in the applicable employment agreement or award agreement with the executive officer.
The share-based compensation expense recognized in the Company’s consolidated statement of operations for the fiscal years ended June 30, 2012, 2011 and 2010 is based on awards ultimately expected to vest. Currently, management estimates an annual forfeiture rate of 6.5% based on actual forfeiture experience from the inception of the Omnibus Plan. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
The following are the weighted average assumptions used in the Black-Scholes valuation model:

	Year Ended June 30,
	2012	2011	2010
Average fair value of options	$4.42	$7.05	$6.09
Forfeiture rate	6.5%	6.5%	6.5%
Risk-free interest rate	1.1%	2.7%	2.6%
Dividend yield	—%	1.3%	2.5%
Average expected life	6 years	6 years	6 years
Expected stock price volatility	52.5%	54.7%	41.2%
The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options. The average expected life is based on the midpoint between the vesting date and the end of the contractual term of the award.

The following table summarizes stock option activity for the three most recent fiscal years:

Outstanding Stock Options	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding at June 30, 2009	239,000	22.22	6.41	6.1	60
Granted	220,789	18.25	6.09	—	—
Cancelled/Forfeited	(54,846)	21.65	6.87	—	—
Outstanding at June 30, 2010	404,943	20.17	6.25	5.8	—
Granted	327,656	14.95	7.05	—	—
Cancelled/Forfeited	(234,789)	19.21	6.97	—	—
Outstanding at June 30, 2011	497,810	17.19	6.44	5.7	61
Granted	356,834	8.90	4.42	—	—
Cancelled/Forfeited	(187,409)	16.89	5.06	—	—
Outstanding at June 30, 2012	667,235	12.84	4.78	4.8	143
Vested and exercisable, June 30, 2012	323,996	15.04	5.39	3.1	—
Vested and expected to vest, June 30, 2012	641,455	12.84	4.80	3.1	128

The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $7.96 at June 29, 2012, $10.14 at June 30, 2011 and $15.09 at June 30, 2010, representing the last trading day of the respective years, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of those dates. Total fair value of options vested during fiscal 2012, 2011 and 2010 was $1.2 million,
$0.7 million and $0.4 million, respectively.

Nonvested Stock Options	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2009	198,510	22.13	6.46	2.1
Granted	220,789	18.25	6.09	—
Vested	(68,990)	22.20	6.43	—
Cancelled/Forfeited	(49,515)	21.21	6.35	—
Outstanding at June 30, 2010	300,794	19.42	6.22	2.1
Granted	327,656	14.95	7.05	—
Vested	(105,458)	20.29	6.30	—
Cancelled/Forfeited	(200,123)	18.74	7.09	—
Outstanding at June 30, 2011	322,869	15.02	6.50	1.7
Granted	356,834	8.90	4.42	—
Vested	(243,518)	13.00	5.85	—
Cancelled/Forfeited	(92,946)	12.54	5.80	—
Outstanding at June 30, 2012	343,239	10.76	4.20	6.3

As of June 30, 2012, 2011 and 2010, there was approximately $1.3 million, $1.5 million, and $1.4 million, respectively, of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expenses was $1.2 million, $0.7 million and $0.6 million for fiscal 2012, 2011 and 2010, respectively.
Restricted Stock
During each of fiscal 2012, 2011 and 2010 the Company granted a total of 142,070 shares, 63,979 shares and 48,722 shares of restricted stock, respectively, with a weighted average grant date fair value of $7.70, $16.67 and $18.31 per share, respectively, to eligible employees, officers and directors under the Omnibus Plan. Shares of restricted stock generally vest at the end of three years for eligible employees and officers who are employees. The fiscal 2012 grants included awards to executive officers with different vesting periods, in each case, subject to accelerated vesting as provided in the applicable employment agreement or award agreement with the executive officer.
Shares of restricted stock generally vest ratably over a period of three years for directors and officers who are not employees. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense was $0.6 million, $0.5 million and $0.4 million, for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. As of June 30, 2012, 2011 and 2010, there was approximately $1.3 million, $0.9 million and $0.9 million, respectively, of unrecognized compensation cost related to restricted stock.
The following tables summarize restricted stock activity:

Outstanding and Nonvested Restricted Stock Awards	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2009	48,169	22.19	2.1	1,072
Granted	48,722	18.31	—	892
Exercised/Released	(5,860)	22.18	—	105
Cancelled/Forfeited	(10,823)	21.79	—	235
Outstanding at June 30, 2010	80,208	19.91	2.0	1,210
Granted	63,979	16.67	—	1,066
Exercised/Released	(20,674)	21.52	—	332
Cancelled/Forfeited	(42,826)	19.19	—	497
Outstanding at June 30, 2011	80,687	17.31	2.6	818
Granted	142,070	7.70	—	1,094
Exercised/Released	(27,227)	15.80	—	202
Cancelled/Forfeited	(19,583)	13.92	—	—
Outstanding June 30, 2012	175,947	10.16	1.9	1,401
Expected to vest, June 30, 2012	143,819	10.16	1.9	1,401

Note 11. Other Current Liabilities
Other current liabilities consist of the following:

	June 30,
	2012	2011
	(In thousands)
Accrued workers’ compensation liabilities	$1,244	$1,320
Dividends payable	—	9
Postretirement medical liability	1,363	1,148
Accrued pension liabilities	6,364	5,678
Other (including net taxes payable)	1,205	3,727
	$10,176	$11,882
Note 12. Income Taxes
The current and deferred components of the provision for income taxes consist of the following:

	June 30,
	2012	2011	2010
	(In thousands)
Current:
Federal	$(385)	$(4)	$(3,514)
State	115	324	227
Total current income tax (benefit) expense	(270)	320	(3,287)
Deferred:
Federal	(63)	(7,867)	629
State	(14)	(1,620)	129
Total deferred income tax (benefit) expense	(77)	(9,487)	758
Income tax benefit	$(347)	$(9,167)	$(2,529)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from post retirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the year ended June 30, 2011, the Company recorded a tax expense of $9.8 million in OCI related to the gain on postretirement benefits, and recorded a corresponding tax benefit of $9.8 million in continuing operations.
A reconciliation of income tax benefit to the federal statutory tax rate is as follows:

	June 30, 2012	June 30, 2011	June 30, 2010
Statutory tax rate	34%	34%	34%

	(In thousands)
Income tax benefit at statutory rate	$(10,090)	$(21,585)	$(9,004)
State income tax (net of federal tax benefit)	(1,167)	(2,765)	(1,238)
Dividend income exclusion	(85)	(532)	(765)
Valuation allowance	11,794	16,529	8,752
Change in contingency reserve (net)	(561)	(1,308)	7
Research tax credit (net)	(15)	(16)	(66)
Other (net)	(223)	510	(215)
Income tax benefit	$(347)	$(9,167)	$(2,529)
The primary components of the temporary differences which give rise to the Company’s net deferred tax liabilities are as follows:

	June 30,
	2012	2011	2010
	(In thousands)
Deferred tax assets:
Postretirement benefits	$32,481	$20,226	$27,589
Accrued liabilities	3,958	4,138	4,376
Capital loss carryforward	2,865	2,945	1,971
Net operating loss carryforward	47,114	37,170	17,261
Intangible assets	919	—	—
Other	1,295	4,328	2,464
Total deferred tax assets	88,632	68,807	53,661
Deferred tax liabilities:
Fixed assets	(4,117)	(7,881)	(5,551)
Intangible assets	—	(1,032)	(4,498)
Other	(794)	(814)	(726)
Total deferred tax liabilities	(4,911)	(9,727)	(10,775)
Valuation allowance	(84,954)	(60,390)	(43,860)
Net deferred tax liability	$(1,233)	$(1,310)	$(974)

The Company has approximately $121.7 million and $132.9 million of federal and state net operating loss carryforwards that will begin to expire in the years ending June 30, 2025 and June 30, 2020, respectively. The Company also has approximately $7.6 million and $6.5 million of federal and state capital loss carryforwards, respectively, that may only be used to offset capital gains that begin expiring in June 30, 2013.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

At June 30, 2012, the Company had total deferred tax assets of $88.6 million and net deferred tax assets before valuation allowance of $83.7 million. The Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making such assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections.
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company’s deferred tax assets as of June 30, 2012. Accordingly, a valuation allowance of $85.0 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $24.6 million, $16.5 million, and $10.6 million in the fiscal years ended June 30, 2012, 2011 and 2010, respectively.
A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits is as follows:

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Unrecognized tax benefits at beginning of year	$3,902	$5,218	$4,382
Increases in tax positions for prior years	—	—	—
(Decreases) increases in tax positions for current year	—	(1,316)	836
Settlements	(691)	—	—
Lapse in statute of limitations	—	—	—
Unrecognized tax benefits at end of year	$3,211	$3,902	$5,218
At June 30, 2012 and 2011, the Company has approximately $3.1 million and $3.6 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to the valuation allowance. The Company believes it is reasonably possible that approximately $41,000 of its total unrecognized tax benefits could be released in the next 12 months.
The Company is currently appealing a decision reached by the Internal Revenue Service regarding its June 30, 2003 through June 30, 2008 tax returns, and in January 2012 the appeals officer gave a preliminary indication that the audit result will be upheld. Additionally, in January 2012, the State of California completed an audit of the Company's June 30, 2006 and June 30, 2007 tax returns, and the Company also reached a Settlement Agreement with the State of California regarding the Company's June 30, 2002 to June 30, 2005 research and development tax credit claims. As a result of these decisions, the Company released $0.7 million of unrecognized tax benefit in the third quarter of fiscal 2012, which resulted in a tax benefit of $0.7 million excluding interest and penalties.
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2003.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2012 and 2011, the Company recorded $10,000 and $47,000, respectively, in accrued interest and penalties associated with uncertain tax positions. Additionally, the Company recorded income (expense) of $37,000, $(12,000), and $(10,000) related to interest and penalties on uncertain tax positions in the years ended June 30, 2012, 2011 and 2010, respectively.
Note 13. Earnings (Loss) Per Common Share

	Year ended June 30,
	2012	2011	2010
	(In thousands, except share and per share amounts)
Net loss attributable to common stockholders—basic	$(28,996)	$(53,897)	$(23,847)
Net loss attributable to nonvested restricted stockholders	(333)	(420)	(106)
Total net loss	$(29,329)	$(54,317)	$(23,953)

Weighted average shares outstanding—basic	15,492,314	15,066,663	14,866,306
Effect of dilutive securities:
Shares issuable under stock options	—	—	—
Weighted average shares outstanding—diluted	15,492,314	15,066,663	14,866,306
Net loss per common share—basic and diluted	$(1.89)	$(3.61)	$(1.61)
Note 14. Commitments and Contingencies
With the acquisition of the DSD Coffee Business in the fiscal year ended June 30, 2009, the Company assumed some of the operating lease obligations associated with the acquired vehicles. The Company also refinanced some of the existing leases and entered into new capital leases for certain vehicles. The terms of the capital leases vary from 12 months to 84 months with varying expiration dates through 2019.
The Company is also obligated under operating leases for branch warehouses. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years that expires in 2018 and has a ten year renewal option, and operating leases for computer hardware with terms that do not exceed five years. Rent expense for the fiscal years ended June 30, 2012, 2011 and 2010 was $4.5 million, $6.3 million and $6.6 million, respectively.
In May 2011, the Company did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result, the Company was required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of June 30, 2012, this letter of credit continues to serve as a security deposit.

Contractual obligations for future fiscal years are as follows (in thousands):

	Contractual Obligations
Year Ended June 30,	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations	Postretirement Benefits Other Than Pensions
2013	$4,523	$3,979	$6,364	$1,363
2014	3,790	3,382	6,508	1,450
2015	3,742	2,757	6,692	1,846
2016	3,425	1,950	6,898	2,106
2017	1,501	1,341	7,165	2,362
Thereafter	958	2,047	40,943	15,559
		$15,456	$74,570	$24,686
Total minimum lease payments	$17,939
Less: imputed interest (0.82% to 10.7%)	(2,072)
Present value of future minimum lease payments	$15,867
Less: current portion	3,737
Long-term capital lease obligations	$12,130
The Company is a party to various pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 15. Quarterly Financial Data (Unaudited)

	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
	(In thousands, except per share data)
Net sales	$121,197	$131,770	$121,527	$120,948
Gross profit	$39,685	$44,541	$43,147	$45,451
Loss from operations	$(4,630)	$(5,649)	$(4,107)	$(10,481)
Net loss	$(7,584)	$(4,110)	$(5,501)	$(12,134)
Net loss per common share	$(0.50)	$(0.27)	$(0.35)	$(0.77)

	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
	(In thousands, except per share data)
Net sales	$108,743	$119,227	$116,732	$119,243
Gross profit	$43,945	$45,016	$41,861	$26,352
Loss from operations	$(12,019)	$(10,543)	$(14,463)	$(31,397)
Net loss	$(9,873)	$(8,912)	$(13,196)	$(22,336)
Net loss per common share	$(0.66)	$(0.59)	$(0.87)	$(1.47)
During the fourth quarter and for the fiscal year ended June 30, 2012, the Company recorded $5.1 million in impairment loss on goodwill and $0.5 million in impairment loss on its indefinite-lived intangible assets related to CBI (see Note 6). During the fourth quarter and for the fiscal year ended June 30, 2011, the Company recorded an impairment loss of $7.8 million on definite-lived intangible assets that the Company acquired or entered into during the DSD Coffee Business acquisition. During the fourth quarter of fiscal 2011, the Company also recorded $9.2 million in income tax benefit (see Note 12).

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
As of June 30, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2012.
Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2012, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries
We have audited Farmer Bros. Co. and Subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Farmer Bros. Co. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Farmer Bros. Co. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 of Farmer Bros. Co. and Subsidiaries and our report dated September 7, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
September 7, 2012

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2012, its officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2012.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2012 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(2)
Equity compensation plans approved by stockholders(1)	667,235	$12.84	100,026
Equity compensation plans not approved by stockholders	—	$—	—
Total	667,235	$12.84	100,026
________________

(1) Includes the Omnibus Plan.
(2) Shares available for future issuance under the Omnibus Plan may be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance-based awards, stock payments, or other incentives payable in shares of stock, or any combination thereof. Shares covered by an award will be counted as used at the time the award is granted to a participant. If any award lapses, expires, terminates or is canceled prior to the issuance of shares thereunder or if shares are issued under the Omnibus Plan to a participant and are thereafter reacquired by the Company, the shares subject to such awards and the reacquired shares will again be available for issuance under the Omnibus Plan. In addition to the shares that are actually issued to a participant, the following items will be counted against the total number of shares available for issuance under the Omnibus Plan: (i) shares subject to an award that are not delivered to a participant because the award is exercised through a reduction of shares subject to the award (i.e., “net exercised”); (ii) shares subject to an award that are not delivered to a participant because such shares are withheld in satisfaction of the withholding of taxes incurred in connection with the exercise of or issuance of shares under certain types of awards; and (iii) shares that are tendered to the Company to pay the exercise price of any stock award. The following items will not be counted against the total number of shares available for issuance under the Omnibus Plan: (A) the payment in cash of dividends or dividend equivalents; and (B) any award that is settled in cash rather than by issuance of stock.

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
1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Operations for the Years Ended June 30, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2012, 2011 and 2010

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

FARMER BROS. CO.

By:	/S/ MICHAEL H. KEOWN
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: September 7, 2012

By:	/S/ JEFFREY A. WAHBA
Jeffrey A. Wahba Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: September 7, 2012

By:	/S/ HORTENSIA R. GÓMEZ
Hortensia R. Gómez Vice President and Controller (controller) Date: September 7, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ GUENTER W. BERGER Guenter W. Berger	Chairman of the Board and Director	September 7, 2012

/S/ HAMIDEH ASSADI Hamideh Assadi	Director	September 7, 2012

Jeanne Farmer Grossman	Director

/S/ MARTIN A. LYNCH Martin A. Lynch	Director	September 7, 2012

/S/ JAMES J. MCGARRY James J. McGarry	Director	September 7, 2012

/S/ JOHN H. MERRELL John H. Merrell	Director	September 7, 2012

/S/ MICHAEL H. KEOWN Michael H. Keown	Director	September 7, 2012

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

10.1
Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).

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

10.3
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on September 13, 2007 and incorporated herein by reference).*

10.4
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.5
Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.6
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.7
Action of the Administrative Committee of the Farmer Bros. Co. qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed herewith).

10.8
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

10.11
Separation Agreement, dated as of April 1, 2011, by and between Farmer Bros. Co. and Roger M. Laverty III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011 and incorporated herein by reference).*

10.12
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012 and incorporated herein by reference).*

10.13
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

10.15
Second Amended and Restated Employment Agreement, effective as of February 13, 2012, by and between
Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed with the SEC on February 17, 2012 and incorporated herein by reference).*

10.16
Letter Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.17
Employment Agreement, dated as of April 4, 2012, by and between Farmer Bros. Co. and Thomas W.
Mortensen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April
10, 2012 and incorporated herein by reference).*

10.18
Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.19
Amended and Restated Employment Agreement, effective as of February 13, 2012, by and between Farmer
Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2012 and incorporated herein by reference).*

10.20
Employment Agreement, dated as of December 1, 2010, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.21
Resignation Agreement, dated as of July 20, 2012, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 24, 2012 and incorporated herein by reference).*

10.22	2007 Omnibus Plan (filed herewith).*

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

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Properties List (filed herewith).

99.2	Amended and Restated Audit Committee Charter (filed herewith).

99.3	Amended and Restated Compensation Committee Charter (filed herewith).

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

 ________________

*	Management contract or compensatory plan or arrangement.