Form 10-Q
period 2012-09-30
FARMER BROTHERS CO
filed 2012-11-05
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-34249

FARMER BROS. CO.
(exact name of registrant as specified in its charter)

Delaware	95-0725980
(State of Incorporation)	(I.R.S. Employer Identification No.)

20333 South Normandie Avenue, Torrance, California 90502
(address of principal executive offices, Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On November 2, 2012, the registrant had 16,314,154 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012	June 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,545	$3,906
Short-term investments	20,591	21,021
Accounts and notes receivable, net	43,139	40,736
Inventories	69,924	65,981
Income tax receivable	388	762
Prepaid expenses	3,091	3,445
Total current assets	139,678	135,851
Property, plant and equipment, net	103,315	108,135
Intangible assets, net	7,272	7,615
Other assets	3,138	2,904
Deferred income taxes	854	854
Total assets	$254,257	$255,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,201	$27,676
Accrued payroll expenses	19,704	20,494
Short-term borrowings under revolving credit facility	24,996	29,126
Short-term obligations under capital leases	3,683	3,737
Deferred income taxes	1,480	1,480
Other current liabilities	10,148	10,176
Total current liabilities	89,212	92,689
Accrued postretirement benefits	34,970	34,557
Other long-term liabilities—capital leases	11,368	12,130
Accrued pension liabilities	41,539	42,513
Accrued workers’ compensation liabilities	4,131	4,131
Deferred income taxes	607	607
Total liabilities	$181,827	$186,627
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,314,154 and 16,308,859 issued and outstanding at September 30, 2012 and June 30, 2012, respectively	16,314	16,309
Additional paid-in capital	35,653	34,834
Retained earnings	103,329	100,455
Unearned ESOP shares	(25,637)	(25,637)
Less accumulated other comprehensive loss	(57,229)	(57,229)
Total stockholders’ equity	$72,430	$68,732
Total liabilities and stockholders’ equity	$254,257	$255,359
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net sales	$119,153	$121,197
Cost of goods sold	74,532	81,512
Gross profit	44,621	39,685
Selling expenses	37,271	35,681
General and administrative expenses	8,893	8,634
Operating expenses	46,164	44,315
Loss from operations	(1,543)	(4,630)
Other income (expense):
Dividend income	259	359
Interest income	92	15
Interest expense	(457)	(575)
Other, net	4,945	(2,407)
Total other income (expense)	4,839	(2,608)
Income (loss) before taxes	3,296	(7,238)
Income tax expense	422	346
Net income (loss)	$2,874	$(7,584)
Net income (loss) per common share—basic and diluted	$0.19	$(0.50)
Weighted average common shares outstanding—basic and diluted	15,490,365	15,182,147
Cash dividends declared per common share	$—	$—

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net income (loss)	$2,874	$(7,584)
Other comprehensive income (loss), net of tax:
Retiree benefits, net of income taxes	—	—
Total comprehensive income (loss)	$2,874	$(7,584)

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,874	$(7,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,340	7,923
Provision for doubtful accounts	(922)	590
(Gain) loss on sales of assets	(3,213)	98
ESOP and share-based compensation expense	823	790
Net (gain) loss on investments	(802)	2,621
Change in operating assets and liabilities:
Short-term investments	1,232	6,059
Accounts and notes receivable	(1,481)	(1,643)
Inventories	(3,943)	(3,192)
Income tax receivable	374	287
Prepaid expenses and other assets	120	543
Accounts payable	1,863	(3,650)
Accrued payroll, expenses and other liabilities	(834)	(147)
Accrued postretirement benefits	412	327
Other long-term liabilities	(1,191)	(3,055)
Net cash provided by (used in) operating activities	$3,652	$(33)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,572)	(2,910)
Proceeds from sales of property, plant and equipment	3,786	198
Net cash provided by (used in) investing activities	$214	$(2,712)
Cash flows from financing activities:
Proceeds from revolving credit facility	4,800	8,400
Repayments on revolving credit facility	(9,250)	(6,800)
Payments of capital lease obligations	(777)	(384)
Net cash (used in) provided by financing activities	$(5,227)	$1,216
Net decrease in cash and cash equivalents	$(1,361)	$(1,529)
Cash and cash equivalents at beginning of period	3,906	6,081
Cash and cash equivalents at end of period	$2,545	$4,552

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Farmer Bros. Co. and Summary of Significant Accounting Policies
The Company
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries, unless the context otherwise requires, herein referred to as the “Company,” “we,” “our” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. The Company is a direct distributor of coffee to restaurants, hotels, casinos, hospitals and other food service providers, and is a provider of private brand coffee programs to Quick Service Restaurants ("QSR's"), grocery retailers, national drug store chains, restaurant chains, convenience stores, and independent coffee houses, nationwide. The Company was founded in 1912, was incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Events occurring subsequent to September 30, 2012 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three months ended September 30, 2012.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2012.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of equipment as well as the cost of servicing that equipment (including service employees' salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from the Company's customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the three months ended September 30, 2012 and 2011 are $5.8 million and $6.0 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $1.9 million and $2.4 million in the three months ended September 30, 2012 and 2011, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $3.3 million and $2.8 million in the three months ended September 30, 2012 and 2011, respectively.
Revenue Recognition
Most product sales are made “off-truck” to the Company's customers at their places of business by the Company's sales representatives. Revenue is recognized at the time the Company's sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co-packing agreement, as J.M. Smucker's agent. The co-packing agreement was assigned by Sara Lee Corporation ("Sara Lee") to J.M. Smucker on February 17, 2012, as part of J.M. Smucker's acquisition of Sara Lee's coffee business. The Company recognizes revenue from this arrangement on a net basis, net of direct costs of revenue. As of September 30, 2012 and June 30, 2012, the Company had $0.4 million and $0.8 million, respectively, of receivables related to this arrangement, which are included in “Other receivables” in the consolidated balance sheets (see Note 3).
Earnings (Loss) Per Common Share
Basic earnings (loss) per share ("EPS") represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan. Diluted EPS represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings (loss) attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS.
Computation of EPS for the three months ended September 30, 2012 does not include the dilutive effect of 206,600 shares issuable under stock options since none of their exercise prices exceeded the average closing price of the Company's common stock for the three months ended September 30, 2012 and their inclusion would be anti-dilutive. Computation of EPS for the three months ended September 30, 2011 does not include the dilutive effect of 403,429 shares issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the unaudited consolidated financial statements present only basic net income (loss) per common share for all periods presented (see Note 9).
Dividends Declared
Although historically the Company has paid a dividend to stockholders, in light of the Company's current financial position, the Company's Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company's then available cash,

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Impairment of Indefinite-lived Intangible Assets
The Company performs its annual indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually by comparing their fair values to their carrying values.
In addition to an annual test, indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the three months ended September 30, 2012.
Long-lived Assets, Excluding Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the three months ended September 30, 2012.
Recently Adopted Accounting Standards
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, “Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). Pursuant to ASU 2011-08 companies have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendments include examples of events and circumstances that an entity should consider. ASU 2011-08 is effective for annual and interim impairment tests performed for fiscal years beginning after June 15, 2012 and is effective for the Company for fiscal 2013 beginning July 1, 2012. Adoption of ASU 2011-08 did not have a material effect on the results of operations, financial position or cash flows of the Company.
On July 1, 2012, the Company adopted ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), except for the provisions of ASU 2011-05 which were deferred by ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" in ASU No. 2011-05 ("ASU 2011-12"). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, the Company presents other comprehensive income in a separate statement following the consolidated statements of operations. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the consolidated statement of operations and the consolidated statement of comprehensive income. ASU 2011-12 indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 only relates to disclosure requirements and its adoption did not have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends the fair value measurement and disclosure guidance in Accounting Standards

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”), of the FASB for financial assets and liabilities to converge GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the amendments beginning July 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
As of September 30, 2012, there were no new accounting pronouncements anticipated to be adopted by the Company.
Note 2. Investments and Derivative Instruments
The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At September 30, 2012 and 2011, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in "Other, net" in the consolidated statements of operations.
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

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

As of September 30, 2012 (Unaudited)	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,214	$14,856	$5,358	$—
Futures, options and other derivative assets(1)	$377	$—	$377	$—
Derivative liabilities	$—	$—	$—	$—

As of June 30, 2012	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$19,395	$14,078	$5,317	$—
Futures, options and other derivatives(1)	$1,626	$—	$1,626	$—
Derivative liabilities(2)	$410	$—	$410	$—
____________________
(1) Included in "Short-term investments" on the consolidated balance sheets.
(2) Included in "Accounts payable" on the consolidated balance sheet.
There were no significant transfers of securities between Level 1 and Level 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Gains and losses, both realized and unrealized, are included in "Other, net" on the statement of operations and in the "Net (gain) loss on investments" in the consolidated statements of cash flows. Net realized and unrealized gains and losses are as follows:

	Three Months Ended
	September 30,
(In thousands)	2012	2011
	(Unaudited)
Coffee-related derivatives:
Unrealized gains	$1,157	$—
Unrealized losses	(10)	(2,740)
Realized gains	381	59
Realized losses	(825)	(1,012)
Net realized and unrealized gains (losses)	703	(3,693)
Net gains (losses) from sales of assets	3,213	(98)
Other gains, net	1,029	1,384
Other, net	$4,945	$(2,407)
Preferred stock investments as of September 30, 2012 consisted of securities with a fair value of $18.4 million in an unrealized gain position and securities with a fair value of $1.8 million in an unrealized loss position. Preferred stock investments as of June 30, 2012 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $2.9 million in an unrealized loss position.
The following tables show gross unrealized losses (although such losses have been recognized in the consolidated statements of operations) and fair value for those investments that were in an unrealized loss position as of September 30, 2012 and June 30, 2012, aggregated by the length of time those investments have been in a continuous loss position:

	September 30, 2012 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$445	$(3)	$1,806	$(46)

	June 30, 2012
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,750	$(16)	$2,891	$(40)

Note 3. Accounts and Notes Receivable, net

	As of
(In thousands)	September 30, 2012	June 30, 2012
	(Unaudited)
Trade receivables	$43,024	$40,687
Other receivables	1,065	1,921
Allowance for doubtful accounts	(950)	(1,872)
Accounts and notes receivable, net	$43,139	$40,736

Allowance for doubtful accounts decreased in the three months ended September 30, 2012, due to $0.8 million in recovery of an account previously deemed uncollectible.

Note 4. Inventories

The Company's inventories consisted of the following:

	Processed	Unprocessed	Total
September 30, 2012 (Unaudited)	(In thousands)
Coffee	$15,825	$14,607	$30,432
Tea and culinary products	24,621	4,580	29,201
Coffee brewing equipment	5,066	5,225	10,291
	$45,512	$24,412	$69,924

	Processed	Unprocessed	Total
June 30, 2012	(In thousands)
Coffee	$15,485	$11,836	$27,321
Tea and culinary products	24,502	4,817	29,319
Coffee brewing equipment	3,977	5,364	9,341
	$43,964	$22,017	$65,981
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment manufactured on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, the Company records the expected beneficial effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company anticipates its inventory levels at June 30, 2013 to be same as of June 30, 2012 and, therefore, did not record an adjustment to cost of goods sold for the three months ended September 30, 2012. In the three months ended September 30, 2011, the Company recorded $1.7 million in expected beneficial effect of LIFO inventory liquidation and reduced net loss for the three months ended September 30, 2011 by $1.7 million.
The Company routinely enters into specialized hedging transactions to purchase future coffee contracts to enable it to lock in green coffee prices within a pre-established range, and holds a mix of futures contracts and options to help hedge against volatility in green coffee prices. None of these hedging transactions, futures contracts or options is designated as an accounting hedge. Gains and losses on these derivative instruments are realized immediately in “Other, net” in the consolidated statements of operations.
For the three months ended September 30, 2012 and 2011, the Company recorded $0.4 million and $(1.0) million, respectively, in coffee-related net realized derivative gains (losses). For the three months ended September 30, 2012 and 2011, the Company recorded $1.1 million and $(2.7) million, respectively, in coffee-related net unrealized derivative gains (losses).

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

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
The Company also has two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). All assets and benefit obligations were determined using a measurement date of June 30.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2012	2011
(In thousands)	(Unaudited)
Service cost	$119	$124
Interest cost	1,449	1,525
Expected return on plan assets	(1,660)	(1,703)
Amortization of net (gain) loss*	387	342
Amortization of prior service cost (credit)*	5	5
Net periodic benefit cost	$300	$293
_____________

*
These amounts represent the estimated portion of the net (gain) loss and net prior service cost (credit) remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2013	2012
Discount rate	4.55%	5.60%
Expected long-term rate of return	8.00%	8.25%
Rate of compensation increase *	—%	3.00%

_____________
* For Hourly Employees Plan only.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

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
The Company recorded matching contributions of $0.5 million and $0.3 million in operating expenses for the three months ended September 30, 2012 and 2011.
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

The following table shows the components of net periodic postretirement benefit cost for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
(In thousands)	2012	2011
Components of Net Periodic Postretirement Benefit Cost	(Unaudited)
Service cost	$409	$409
Interest cost	330	330
Expected return on plan assets	—	—
Amortization of net gain	(199)	(199)
Amortization of unrecognized transition (asset) obligation	—	—
Amortization of prior service cost (credit)	(58)	(58)
Net periodic postretirement benefit cost	$482	$482

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2013	2012
Discount rate	5.46%	5.46%
The fiscal 2013 estimate of net periodic postretirement benefit cost is based on July 1, 2011 census data assuming there were no demographic actuarial gains or losses during the fiscal year ended June 30, 2012.

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

On September 30, 2012, the Company was eligible to borrow up to a total of $77.1 million under the credit facility. As of September 30, 2012, the Company had outstanding borrowings of $25.0 million, excluding loan extension fees of $0.2 million, utilized $11.9 million of its letters of credit sublimit, and had excess availability under the credit facility of $40.0 million. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of September 30, 2012, the weighted average interest rate on the Company’s outstanding borrowings under the credit facility was 2.73%. As of September 30, 2012, the Company was in compliance with all restrictive covenants under the credit facility. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.
Note 7. Share-based Compensation
On August 23, 2007, the Company’s Board of Directors approved the Farmer Bros. Co. 2007 Omnibus Plan (the “Omnibus Plan”), which was approved by stockholders on December 6, 2007. The maximum number of shares of common stock as to which awards may be granted under the Omnibus Plan is 1,000,000, subject to adjustment as provided in the Omnibus Plan. The Company has placed a proposal on the ballot for its upcoming Annual Meeting of Stockholders requesting stockholder approval to amend the Omnibus Plan to increase the authorized number of shares available for issuance thereunder to 1,125,000.
The Company measures and recognizes compensation expense for all share-based payment awards made under the Omnibus Plan based on estimated fair values.  No stock options were granted during the three months ended September 30, 2012 or 2011.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

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
The share-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended September 30, 2012 and 2011 is based on awards ultimately expected to vest. Currently, management estimates an annual forfeiture rate of 6.5% based on actual forfeiture experience from the inception of the Omnibus Plan. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

The following table summarizes stock option activity for the three months ended September 30, 2012 (unaudited):

Outstanding Stock Options	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding at June 30, 2012	667,235	12.84	4.78	4.8	143
Granted	—	—	—	0	—
Cancelled/forfeited	(122,455)	12.82	4.12	0	—
Outstanding at September 30, 2012	544,780	12.84	4.93	5.4	404

Vested and exercisable, September 30, 2012	206,600	16.28	6.14	4.5	—
Vested and expected to vest, September 30, 2012	524,744	12.84	4.96	5.4	367

The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $9.51 at September 28, 2012, representing the last trading day of the fiscal quarter ended September 30, 2012, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. Total fair value of options vested during three months ended September 30, 2012 was 0.

As of September 30, 2012 and 2011, there was approximately $1.1 million and $1.4 million, respectively, of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expenses was $0.2 million and $0.3 million for fiscal quarter ended September 30, 2012 and 2011, respectively.
Restricted Stock
During the three months ended September 30, 2012, the Company granted a total of 6,830 shares of restricted stock, with a weighted average grant date fair value of $9.06. No shares of restricted stock were granted during the three months ended September 30, 2011. Shares of restricted stock generally vest on the third anniversary of the date of grant for employees including officers. Shares of restricted stock generally vest ratably over a period of three years for directors and officers who are not employees. The fiscal 2012 grants included certain awards to executive officers with different vesting periods, in each case, subject to accelerated vesting as provided in the applicable employment agreement or award agreement with the executive officer.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expense was $0.2 million and $0.1 million, for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, there was approximately $1.1 million and $1.0 million, respectively, of unrecognized compensation cost related to restricted stock.
The following table summarizes restricted stock activity for the three months ended September 30, 2012 (unaudited):

Outstanding and Nonvested Restricted Stock Awards	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding June 30, 2012	175,947	10.16	1.9	1,401
Granted	6,830	9.06		62
Vested	—	—	—	—
Cancelled/forfeited	(1,535)	10.56	—
Outstanding at September 30, 2012	181,242	10.12	1.7	1,724

Expected to vest, September 30, 2012	181,242	10.12	1.7	1,724

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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company's deferred tax assets. Accordingly, the Company decreased its valuation allowance by $1.2 million in the three months ended September 30, 2012 to $83.8 million. The valuation allowance at June 30, 2012 was $85.0 million.

A summary of the income tax expense recorded for the three months ended September 30, 2012 and 2011 is as follows:

(In thousands)	Three Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)
Income (loss) before taxes	$3,296	$(7,238)
Income tax expense (benefit) at statutory rate	$1,121	$(2,461)
State income tax (net of federal tax benefit)	429	(280)
Dividend income exclusion	—	(50)
Valuation allowance	(1,235)	3,082
Other permanent items	107	55
Income tax expense	$422	$346

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

As of September 30, 2012 and June 30, 2012 the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	September 30, 2012	June 30, 2012
	(Unaudited)
Total unrecognized tax benefits*	$3,211	$3,211
Unrecognized benefits that, if recognized, would affect the Company's effective tax rate, subject to the valuation allowance*	$3,064	$3,064
____________

* Excluding interest and penalties
The Company believes it is reasonably possible that approximately $43,000 of its total unrecognized tax benefits could be released in the next 12 months.

The Company is currently appealing a decision reached by the Internal Revenue Service regarding its June 30, 2003 through June 30, 2008 tax returns. In January 2012, the appeals officer gave a preliminary indication that the audit results will be upheld.

Note 9. Earnings (Loss) Per Common Share
The following table sets forth the calculation of basic an diluted net income (loss) per common share:

(In thousands, except share and per share amounts)	Three Months Ended September 30,
	2012	2011
	(Unaudited)
Net income (loss) attributable to common stockholders—basic	$2,841	$(7,544)
Net income (loss) attributable to nonvested restricted stockholders	33	(40)
Total net income (loss)	$2,874	$(7,584)

Weighted average shares outstanding—basic	15,490,365	15,182,147
Effect of dilutive securities:
Shares issuable under stock options	—	—
Weighted average shares outstanding—diluted	15,490,365	15,182,147
Net income (loss) per common share—basic and diluted	$0.19	$(0.50)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part I, Item 1 of this report and with the “Risk Factors” described in Part II, Item 1A of this report.
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
As of September 30, 2012, we had outstanding borrowings of $25.0 million, excluding loan extension fees of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the credit facility of $40.0 million. The weighted average interest rate on our outstanding borrowings under the Loan Agreement was 2.73% at September 30, 2012. Due to the short-term nature of the credit facility and the variable interest rate, fair value of the balance outstanding approximates carrying value. As of September 30, 2012, we were in compliance with all restrictive covenants under the Loan Agreement. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one. As of October 31, 2012, we had estimated outstanding borrowings of $24.8 million, including loan extension fees of $0.2 million, utilized $10.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $41.7 million. As of October 31, 2012, the weighted average interest rate on the outstanding borrowings was 2.73%.

Liquidity
We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of September 30, 2012, we had $2.5 million in cash and cash equivalents and $20.6 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $3.7 million in the three months ended September 30, 2012, compared with net cash used in operating activities of $33,000 in the three months ended September 30, 2011. Net cash provided by operating activities in the first quarter of fiscal 2013 was primarily due to net income, proceeds from sale of short-term investments and increase in accounts payable offset, in part, by increase in inventories. Net cash used in operating activities in the first quarter of fiscal 2012 was primarily due to net loss incurred, increase in inventory levels and decrease in accounts payable and other long-term liabilities offset, in part, by proceeds from the sale of short-term investments.
Net cash provided by investing activities decreased to $0.2 million in the first quarter of fiscal 2013, compared to net cash used in investing activities of $2.7 million in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, cash inflow of $3.8 million in proceeds from sale of fixed assets offset capital expenditures of $3.6 million. In the first quarter of the prior fiscal year cash inflow from sale of fixed assets was $0.2 million and cash outflow for capital expenditures was $2.9 million.
Net cash used in financing activities was $5.2 million in fiscal 2012, compared to net cash provided by financing activities of $1.2 million in the first quarter of fiscal 2012. Cash flows related to financing activities included net repayments on our revolving line of credit of $4.5 million in the first quarter of fiscal 2013 compared to net borrowings of $1.6 million in the first quarter of fiscal 2012.
In the first quarter of fiscal 2013, we capitalized $3.6 million in property, plant and equipment purchases which included $1.9 million in expenditures to replace normal wear and tear of coffee brewing equipment, $1.5 million in expenditures for vehicles, and machinery and equipment.
Our expected capital expenditures for fiscal 2013 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment, and are expected not to deviate significantly from fiscal 2012 levels.
Our working capital is comprised of the following:

	September 30, 2012	June 30, 2012
(In thousands)	(Unaudited)
Current assets	$139,678	$135,851
Current liabilities	89,212	92,689
Working capital	$50,466	$43,162
Liquidity Information:

	Three Months Ended September 30,
(In thousands)	2012	2011
	(Unaudited)

Capital expenditures	$3,572	$2,910
Results of Operations
Net sales in the fiscal quarter ended September 30, 2012 decreased $2.0 million, or 2%, to $119.2 million as compared to $121.2 million in the fiscal quarter ended September 30, 2011. The decrease was primarily due to a decrease in sales of our coffee products. Although coffee product sales unit volume increased, net sales dollars decreased slightly because of increase in sales to our national account customers who buy our coffee products at prices that closely track the coffee prices in the commodity markets which decreased substantially in the current quarter compared to the same period in the prior fiscal year.
Gross profit in the three months ended September 30, 2012 increased $4.9 million, or 12%, to $44.6 million, as compared to $39.7 million in the three months ended September 30, 2011 primarily due to lower average cost of coffee purchased. Gross margin increased to 37% in the fiscal quarter ended September 30, 2012 from 33% in the comparable period in the prior fiscal year.

Operating expenses in the fiscal quarter ended September 30, 2012 increased $1.9 million, or 4%, to $46.2 million, or 39% of sales, from $44.3 million, or 37% of sales, in the first quarter of the prior fiscal year primarily due to higher payroll and related expenses resulting from our investments in additional sales and marketing personnel.
Total other income in the fiscal quarter ended September 30, 2012 was $4.8 million compared to total other expense of $2.6 million in the fiscal quarter ended September 30, 2011. Total other income in the fiscal quarter ended September 30, 2012 included $3.2 million in gain on sales of real estate and $0.8 million in recovery of an account previously deemed uncollectible. Additionally, total other income in the fiscal quarter ended September 30, 2012 included $0.8 million in net derivative gains compared to $2.6 million in net derivative losses in the comparable period of the prior fiscal year.
Income tax expense in the three months ended September 30, 2012 was $0.4 million compared to $0.3 million in the three months ended September 30, 2011.
As a result of the forgoing factors, net income in the fiscal quarter ended September 30, 2012 was $2.9 million, or $0.19 per common share, as compared to net loss of ($7.6) million, or ($0.50) per common share, during the same period in the prior fiscal year.
Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with GAAP, the Company uses certain non-GAAP financial measures, such as “EBITDAE” in assessing its operating performance. The Company believes that this non-GAAP financial measure serves as an appropriate measure to be used in evaluating the performance of its business.
The Company defines EBITDAE as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses and pension withdrawal expense, if any, and net gains and losses from derivatives and investments. EBITDAE as defined by the Company may not be comparable to similarly titled measures reported by other companies. The Company does not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.
Set forth below is a reconciliation of reported net income (loss) to EBITDAE:

	Three Months Ended September 30,
(In thousands)	2012	2011
	(Unaudited)
Net income (loss), as reported(1)	$2,874	$(7,584)
Income tax expense	422	346
Interest expense	457	575
Depreciation and amortization expense	8,340	7,923
ESOP and share-based compensation expense	823	790
Net (gain) loss on derivatives and investments	(802)	2,621
EBITDAE(1)	$12,114	$4,671
_____________
(1) Three months ended September 30, 2012 and 2011, respectively, include $3.2 million and $0 in gain on sale of real estate.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at September 30, 2012. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At September 30, 2012, we had no futures contracts or put options designated as interest rate risk hedges.

(Unaudited)	Market Value of Preferred Securities at September 30, 2012	Change in Market Value
Interest Rate Changes	(In thousands)
–150 basis points	$20,997	$783
–100 basis points	$20,792	$578
Unchanged	$20,214	$—
+100 basis points	$19,444	$(770)
+150 basis points	$19,081	$(1,133)

Our revolving credit facility with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of September 30, 2012, we had outstanding borrowings of $25.0 million, excluding loan extension fees of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the credit facility of $40.0 million. The weighted average interest rate on the outstanding borrowings at September 30, 2012 was 2.73%. The Loan Agreement provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%.
The following table demonstrates the impact of interest rate changes on our annual interest expense under the revolving credit facility based on the outstanding balance and interest rate as of September 30, 2012:

(Unaudited)	Interest Rate	Annual Interest Expense
Interest Rate Changes		(In thousands)
–150 basis points	1.23%	$310
–100 basis points	1.73%	$436
Unchanged	2.73%	$688
+100 basis points	3.73%	$939
+150 basis points	4.23%	$1,065
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
For the three months ended September 30, 2012 and 2011, we recorded $0.4 million and $(1.0) million, respectively, in coffee-related net realized derivative gains (losses). For the three months ended September 30, 2012 and 2011, we recorded $1.1 million and $(2.7) million, respectively, in coffee-related net unrealized derivative gains (losses).

The following table demonstrates the impact of changes in the market value of coffee cost on the market value of coffee inventory and forward purchase contracts:

(Unaudited)	Market Value			(Decrease) Increase in Market Value
	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
Coffee Cost (Decrease) Increase
	(In thousands)
– 10%	$27,000	$(40)	$26,960	$(40)	$(3,432)
Unchanged	$30,432	$377	$30,809	$—	$—
+10%	$33,000	$40	$33,040	$40	$2,568

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended
(the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2012.
As of September 30, 2012, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On August 31, 2012, the Council for Education and Research on Toxics (“CERT”) filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has requested that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65. The Company has joined a Joint Defense Group and filed with the Court requesting a Motion to Stay. The Court has set a date of November 15, 2012 to hear the motion. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

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
Maintaining a steady supply of green coffee is essential to keep inventory levels low and secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee for delivery, in some instances, up to 18 months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce our potential price risk exposure we have, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this report.
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
We have an $85.0 million senior secured revolving credit facility. As of October 31, 2012, we had estimated outstanding borrowings of $24.8 million, including $0.2 million in loan extension fees, utilized $10.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $41.7 million. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to an increase in our net loss. Our debt obligations could also:

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
At June 30, 2012, the projected benefit obligation under our single employer defined benefit pension plans was $130.4 million and the fair value of plan assets was $85.8 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. As of September 30, 2012, we have made $1.3 million in contributions to these pension plans and accrued $0.3 million in expense. We expect to make approximately $4.3 million in contributions to our single employer defined benefit pension plans in fiscal 2013 and accrue expense of approximately $1.2 million per year beginning in fiscal 2013. These pension payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.
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
WE ARE SELF-INSURED. OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of September 30, 2012, this letter of credit continues to serve as a security deposit.
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
OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM QUARTER TO QUARTER WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.
Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition from existing or new competitors in our industry, changes in consumer preferences, and our ability to manage inventory and fulfillment operations and maintain gross margins. At the end of each quarter, we record the expected effect of the liquidation of LIFO inventory quantities, if any, and record the actual impact at fiscal year end. Fluctuations in our operating results as a result of these factors or for any other reason, could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, COULD LEAD TO INCREASED LEVERAGE WHICH MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We have recorded net income in the quarter ended September 30, 2012, but incurred operating losses and net losses for each of the prior three fiscal years. If our current strategies are unsuccessful we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline leading to deterioration in our credit rating, which could limit the availability of additional financing and increase the cost of obtaining financing. In addition, an increase in leverage could raise the likelihood of a financial covenant breach which in turn could limit our access to existing funding under our revolving credit facility.

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
As of November 2, 2012, members of the Farmer family or entities controlled by the Farmer family (including trusts) as a group beneficially owned approximately 39.3% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
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
GOVERNMENT REGULATIONS COULD INCREASE OUR OPERATING COSTS, REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN LITIGATION.
The conduct of our business, including the production, distribution, sale, advertising, marketing, labeling, safety, transportation and use of many of our products, are subject to various federal, state and local laws and regulations. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws relating to product labeling, advertising and marketing practices; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. For example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. On June 21, 2012, the Council for Education and Research on Toxics, a public interest group, issued a pre-litigation notice of intent to sue a number of companies, including CBI, which sell coffee in California for allegedly failing to issue clear and reasonable warnings that the coffee they produce, distribute and/or sell contains acrylamide in accordance with Proposition 65, and on September 18, 2012, we were served with this lawsuit. We have joined a Joint Defense Group and filed with the Court requesting a Motion to Stay. The Court has set a date in November 2012 to hear this case. Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers. If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging deliveries. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations.
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
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: November 5, 2012

By:	/S/ JEFFREY A. WAHBA
Jeffrey A. Wahba Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: November 5, 2012

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

10.3	Farmer Bros. Co. Pension Plan for Salaried Employees (filed herewith).*

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

10.20
Employment Agreement, dated as of December 1, 2010, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.21
Resignation Agreement, dated as of July 20, 2012, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 24, 2012 and incorporated herein by reference).*

10.22
2007 Omnibus Plan (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 10, 2012 and incorporated herein by reference).*

10.23
Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.24
Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.25
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.26
Form of Award Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2012 and incorporated herein by reference).*

10.27
Form of Target Award Notification Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012 and incorporated herein by reference).*

10.28
Form of Target Award Notification Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 21, 2011 and incorporated herein by reference).*

10.29
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 10, 2012 and incorporated herein by reference).*

10.30
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the SEC on April 10, 2012 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

 ________________

*	Management contract or compensatory plan or arrangement.