Form 10-Q
period 2012-12-31
FARMER BROTHERS CO
filed 2013-02-06
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Registrant’s telephone number, including area code: 310-787-5200

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On February 5, 2013, the registrant had 16,342,008 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2012	June 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,218	$3,906
Short-term investments	20,570	21,021
Accounts and notes receivable, net	43,752	40,736
Inventories	68,385	65,981
Income tax receivable	478	762
Prepaid expenses	2,740	3,445
Total current assets	141,143	135,851
Property, plant and equipment, net	98,159	108,135
Intangible assets, net	6,929	7,615
Other assets	3,052	2,904
Deferred income taxes	854	854
Total assets	$250,137	$255,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,594	$27,676
Accrued payroll expenses	18,372	20,494
Short-term borrowings under revolving credit facility	15,074	29,126
Short-term obligations under capital leases	3,527	3,737
Deferred income taxes	1,479	1,480
Other current liabilities	11,691	10,176
Total current liabilities	81,737	92,689
Long-term borrowings under revolving credit facility	10,000	—
Accrued postretirement benefits	35,158	34,557
Other long-term liabilities—capital leases	10,617	12,130
Accrued pension liabilities	41,778	42,513
Accrued workers’ compensation liabilities	4,022	4,131
Deferred income taxes	607	607
Total liabilities	$183,919	$186,627
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,341,662 and 16,308,859 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	16,342	16,309
Additional paid-in capital	31,906	34,834
Retained earnings	96,035	100,455
Unearned ESOP shares	(20,836)	(25,637)
Less accumulated other comprehensive loss	(57,229)	(57,229)
Total stockholders’ equity	$66,218	$68,732
Total liabilities and stockholders’ equity	$250,137	$255,359
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	$135,705	$131,770	$254,858	$252,967
Cost of goods sold	85,352	87,229	159,884	168,741
Gross profit	50,353	44,541	94,974	84,226
Selling expenses	40,765	36,771	78,036	72,452
General and administrative expenses	9,165	9,071	18,058	17,705
Pension withdrawal expense	—	4,348	—	4,348
Operating expenses	49,930	50,190	96,094	94,505
Income (loss) from operations	423	(5,649)	(1,120)	(10,279)
Other (expense) income:
Dividend income	284	304	543	663
Interest income	99	21	191	36
Interest expense	(463)	(506)	(920)	(1,081)
Other, net	(7,656)	1,780	(2,711)	(627)
Total other (expense) income	(7,736)	1,599	(2,897)	(1,009)
Loss before taxes	(7,313)	(4,050)	(4,017)	(11,288)
Income tax (benefit) expense	(19)	60	403	406
Net loss	$(7,294)	$(4,110)	$(4,420)	$(11,694)
Net loss per common share—basic and diluted	$(0.47)	$(0.27)	$(0.28)	$(0.77)
Weighted average common shares outstanding—basic and diluted	15,548,094	15,247,215	15,519,980	15,214,712

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$(7,294)	$(4,110)	(4,420)	(11,694)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	$(7,294)	$(4,110)	$(4,420)	$(11,694)

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,420)	$(11,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,640	15,821
(Recovery) provision for doubtful accounts	(963)	737
Net gains on sales of assets	(3,202)	(662)
ESOP and share-based compensation expense	1,906	1,476
Net loss on derivatives and investments	7,038	2,250
Change in operating assets and liabilities:
Short-term investments	(6,587)	3,743
Accounts and notes receivable	(2,053)	(2,000)
Inventories	(2,404)	1,110
Income tax receivable	284	277
Prepaid expenses and other assets	558	(361)
Accounts payable	4,615	(1,712)
Accrued payroll, expenses and other liabilities	(605)	(165)
Accrued postretirement benefits	600	767
Other long-term liabilities	(1,302)	112
Net cash provided by operating activities	$10,105	$9,699
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,396)	(5,808)
Proceeds from sales of property, plant and equipment	3,911	1,227
Net cash used in investing activities	$(2,485)	$(4,581)
Cash flows from financing activities:
Proceeds from revolving credit facility	15,000	9,400
Repayments on revolving credit facility	(19,750)	(15,700)
Payments of capital lease obligations	(1,558)	(778)
Net cash used in financing activities	$(6,308)	$(7,078)
Net increase (decrease) in cash and cash equivalents	$1,312	$(1,960)
Cash and cash equivalents at beginning of period	3,906	6,081
Cash and cash equivalents at end of period	$5,218	$4,121

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Farmer Bros. Co. and Summary of Significant Accounting Policies
The Company
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries, unless the context otherwise requires, herein referred to as the “Company,” “we,” “our” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. The Company is a direct distributor of coffee to restaurants, hotels, casinos, hospitals and other foodservice providers, and is a provider of private brand coffee programs to Quick Service Restaurants, grocery retailers, national drugstore chains, restaurant chains, convenience stores, and independent coffee houses, nationwide. The Company was founded in 1912, was incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Events occurring subsequent to December 31, 2012 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended December 31, 2012.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2012.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from those estimates.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of equipment as well as the cost of servicing that equipment (including service employees' salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from the Company's customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the three months ended December 31, 2012 and 2011 are $6.3 million and $6.4 million, respectively. Coffee brewing equipment costs included in cost of goods sold for the six months ended December 31, 2012 and 2011 are $12.1 million and $12.4 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $4.9 million and $5.2 million in the six months ended December 31, 2012 and 2011, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $3.3 million and $2.9 million in the three months ended December 31, 2012 and 2011, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $6.6 million and $5.8 million in the six months ended December 31, 2012 and 2011, respectively.
Revenue Recognition
Most product sales are made “off-truck” to the Company's customers at their places of business by the Company's sales representatives. Revenue is recognized at the time the Company's sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co-packing agreement. The co-packing agreement was assigned by Sara Lee Corporation ("Sara Lee") to J.M. Smucker on February 17, 2012, as part of J.M. Smucker's acquisition of Sara Lee's coffee business. The Company recognizes revenue from the co-packing arrangement for sale of tea on a net basis, net of direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of December 31, 2012 and June 30, 2012, the Company had $0.4 million and $0.8 million, respectively, of receivables related to this arrangement, which are included in “Other receivables” in the consolidated balance sheets (see Note 3).
Earnings (Loss) Per Common Share
Basic earnings (loss) per share ("EPS") represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP"). Diluted EPS represents net earnings attributable to common stockholders divided by the weighted average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings (loss) attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS.
Computation of EPS for the three and six months ended December 31, 2012 does not include the dilutive effect of 699,317 shares issuable under stock options since their inclusion would be anti-dilutive. Computation of EPS for the three and six months ended December 31, 2011 does not include the dilutive effect of 495,670 shares issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the unaudited consolidated financial statements present only basic net loss per common share for all periods presented (see Note 9).
Dividends Declared
Although historically the Company has paid a dividend to stockholders, in light of the Company's current financial position, the Company's Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company's then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Impairment of Indefinite-lived Intangible Assets
The Company performs its annual indefinite-lived intangible assets impairment test as of June 30 of each fiscal year. Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually by comparing their fair values to their carrying values.
In addition to an annual test, indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the six months ended December 31, 2012.
Long-lived Assets, Excluding Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the six months ended December 31, 2012.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

New Accounting Pronouncements
As of December 31, 2012, there were no new accounting pronouncements anticipated to be adopted by the Company.
Note 2. Investments and Derivative Instruments
The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At December 31, 2012 and 2011, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in "Other, net" in the consolidated statements of operations.
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

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

As of December 31, 2012 (Unaudited)	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,507	$15,408	$5,099	$—
Futures, options and other derivative assets(1)	$63	$—	$63	$—
Derivative liabilities(2)	$2,710	$—	$2,710	$—
Derivative liabilities—interest rate swap	$40	—	40	—

As of June 30, 2012	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$19,395	$14,078	$5,317	$—
Futures, options and other derivative assets(1)	$1,626	$—	$1,626	$—
Derivative liabilities(2)	$410	$—	$410	$—
____________________
(1) Included in "Short-term investments" on the consolidated balance sheets.
(2) Included in "Accounts payable" on the consolidated balance sheets.
There were no significant transfers of securities between Level 1 and Level 2 in each of the periods presented.
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction is intended to manage the Company's interest rate risk related to its revolving credit facility and requires the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA.
The Company values its interest rate swap using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the interest rate swap. This analysis reflects the contractual terms of the interest rate swap, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.
Valuation of the interest rate swap transaction is based on proprietary curves that take into account both Level 1 and Level 2 inputs. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves). These forward curves are market-based, utilizing observable market

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

data. Discount curves for present value purposes are constructed using rates representing estimated costs of funding swap positions for early terminations based on an appropriate observable discount rate.
Gains and losses, both realized and unrealized, on derivatives and investments, are included in "Other, net" in the consolidated statements of operations and in "Net loss on derivatives and investments" in the consolidated statements of cash flows. Net realized and unrealized gains and losses on derivatives and investments are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
(In thousands)	(Unaudited)		(Unaudited)
Coffee-related derivatives:
Unrealized gains	$—	$1,721	$—	$1,405
Unrealized losses	(6,658)	—	(5,512)	(2,424)
Realized gains	—	22	—	81
Realized losses	(1,201)	(2,208)	(1,644)	(3,220)
Net realized and unrealized coffee-related derivative losses	(7,859)	(465)	(7,156)	(4,158)
Net realized and unrealized gains from investments	59	837	158	1,908
Net unrealized losses from interest rate swap	(40)	—	(40)	—
Net (losses) gains on derivatives and investments	(7,840)	372	(7,038)	(2,250)
Net (losses) gains on sales of assets	(11)	564	3,202	662
Other gains, net	195	844	1,125	961
Other, net	$(7,656)	$1,780	$(2,711)	$(627)
Preferred stock investments as of December 31, 2012 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $4.0 million in an unrealized loss position. Preferred stock investments as of June 30, 2012 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $2.9 million in an unrealized loss position.
The following tables show gross unrealized losses (although such losses have been recognized in the consolidated statements of operations) and fair values for those investments that were in an unrealized loss position as of December 31, 2012 and June 30, 2012, aggregated by the length of time those investments have been in a continuous loss position:

	December 31, 2012 (Unaudited)
	Less than 12 Months		12 Months and Greater		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$2,615	$(20)	$1,348	$(57)	$3,963	$(77)

	June 30, 2012
	Less than 12 Months		12 Months and Greater		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,750	$(16)	$1,141	$(24)	$2,891	$(40)

Note 3. Accounts and Notes Receivable, Net

	As of
(In thousands)	December 31, 2012	June 30, 2012
	(Unaudited)
Trade receivables	$43,401	$40,687
Other receivables	1,260	1,921
Allowance for doubtful accounts	(909)	(1,872)
Accounts and notes receivable, net	$43,752	$40,736
Allowance for doubtful accounts decreased in the six months ended December 31, 2012, primarily due to $0.8 million in recovery of an account previously deemed uncollectible.

Note 4. Inventories
The Company's inventories consisted of the following:

	Processed	Unprocessed	Total
December 31, 2012 (Unaudited)	(In thousands)
Coffee	$13,514	$15,768	$29,282
Tea and culinary products	22,860	5,081	27,941
Coffee brewing equipment	6,154	5,008	11,162
	$42,528	$25,857	$68,385

	Processed	Unprocessed	Total
June 30, 2012	(In thousands)
Coffee	$15,485	$11,836	$27,321
Tea and culinary products	24,502	4,817	29,319
Coffee brewing equipment	3,977	5,364	9,341
	$43,964	$22,017	$65,981
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment manufactured on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, the Company records the expected beneficial effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company anticipates its inventory levels at June 30, 2013 will decrease from June 30, 2012 levels, and, therefore, recorded $0.5 million in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three months ended December 31, 2012 which reduced net loss for the three and six months ended December 31, 2012 by $0.5 million. In the three and six months ended December 31, 2011, the Company recorded $3.8 million and $5.5 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold which reduced net loss for the three and six months ended December 31, 2011 by $3.8 million and $5.5 million, respectively.
The Company routinely enters into specialized hedging transactions to purchase future coffee contracts to enable it to lock in green coffee prices within a pre-established range, and holds a mix of futures contracts and options to help hedge against volatility in green coffee prices. None of these hedging transactions, futures contracts or options is designated as an accounting hedge. The Company values its futures contracts by marking them to market price and recognizes immediately in “Other, net” in the consolidated statements of operations the unrealized and realized gains or losses based on whether the market price is higher or lower than the price that was locked-in. During the three months ended December 31, 2012, green coffee commodity

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

prices declined below the Company's locked-in price, and the Company recognized the resulting losses in its results. Such losses are expected to either be offset by future derivative gains as the coffee market changes, or recovered through operating income as a result of the lower cost of goods assigned to the related coffee.
For the three and six months ended December 31, 2012, the Company recorded $(7.9) million and $(7.2) million, respectively, in net realized and unrealized coffee-related derivative losses. For the three and six months ended December 31, 2011, the Company recorded $(0.5) million and $(4.2) million, respectively, in net realized and unrealized coffee-related derivative losses (see Note 2).

Note 5. Employee Benefit Plans
The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. Certain retirees are also eligible for medical, dental and vision benefits.
The Company is required to recognize the funded status of a benefit plan in its consolidated balance sheet. The Company is also required to recognize in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules. The Company measures its plan assets and benefit obligations annually as of June 30.
Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan (the “Farmer Bros. Plan”), for the majority of its employees who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. As all plan participants became inactive following this curtailment, net gain or loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
The Company also has two defined benefit pension plans for certain hourly employees covered under a collective bargaining agreement (the “Brewmatic Plan” and the “Hourly Employees’ Plan”).
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
(In thousands)	(Unaudited)		(Unaudited)
Service cost	$119	$124	$238	$248
Interest cost	1,449	1,525	2,898	3,050
Expected return on plan assets	(1,660)	(1,703)	(3,320)	(3,406)
Amortization of net loss(1)	387	342	774	685
Amortization of net prior service cost(1)	5	5	10	10
Net periodic benefit cost	$300	$293	$600	$587
_____________

(1)
These amounts represent the estimated portion of the net loss and net prior service cost remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Weighted average assumptions used to determine net periodic benefit cost

	Fiscal
	2013	2012
Discount rate	4.55%	5.60%
Expected long-term rate of return	8.00%	8.25%
Rate of compensation increase(1)	—%	3.00%

_____________
(1) For Hourly Employees' Plan only.
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
Multiemployer Pension Plans
The Company participates in the Western Conference of Teamsters Pension Plan (“WCTPP”), a defined benefit pension plan that is union sponsored and collectively bargained, for the benefit of certain employees subject to collective bargaining agreements. The Company makes contributions to WCTPP generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.

Effective October 2011, the Company withdrew from the United Teamsters Pension Fund, a defined benefit pension plan, and replaced it with the United Teamsters Annuity Fund (the “Annuity Fund”), a defined contribution pension plan, for certain employees covered by a collective bargaining agreement expiring in 2014. The Company incurred no withdrawal liability related to the withdrawal from the United Teamsters Pension Fund. The Company's contributions to the Annuity Fund are based on the number of compensable hours worked by the Company's employees who participate in the Annuity Fund.
In the second quarter of fiscal 2012, the Company withdrew from the Labor Management Pension Fund, a defined benefit pension plan, and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under this multiemployer pension plan were included in the Company's 401(k) plan (the “401(k) Plan”).
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits to certain retirees subject to collective bargaining agreements who meet the eligibility rules in effect when they retire and/or qualified members of their families.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute 1% to 100% of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2012 and 2013, the Company's Board of Directors approved a Company matching contribution of 50.0% of an employee's annual contribution to the 401(k) Plan, up to 6.0% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20.0% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.5 million and $0.6 million in operating expenses for the six months ended December 31, 2012 and 2011, respectively.
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

The net periodic postretirement benefit cost is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
(In thousands)	(Unaudited)		(Unaudited)
Service cost	$860	$409	$1,269	$818
Interest cost	26	330	356	660
Expected return on plan assets	—	—	—	—
Amortization of net gain	(236)	(199)	(435)	(398)
Amortization of unrecognized transition (asset) obligation	—	—	—	—
Amortization of prior service credit	(422)	(58)	(480)	(116)
Net periodic postretirement benefit cost	$228	$482	$710	$964
Weighted average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2013	2012
Discount rate	4.40%	5.46%
The fiscal 2013 estimate of net periodic postretirement benefit cost is based on July 1, 2012 census data.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

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

On December 31, 2012, the Company was eligible to borrow up to a total of $70.3 million under the credit facility. As of December 31, 2012, the Company had outstanding borrowings of $25.1 million, excluding loan extension fees of $0.2 million, utilized $10.2 million of its letters of credit sublimit, and had excess availability under the credit facility of $34.8 million. In connection with entering into the interest rate swap agreement, the Company reclassified $10.0 million of its borrowings under the revolving credit facility as long-term because the Company intends to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. At December 31, 2012, the weighted average interest rate on the Company’s outstanding borrowings under the credit facility was 1.59%. As of December 31, 2012, the Company was in compliance with all restrictive covenants under the credit facility. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.

Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction is intended to manage the Company's interest rate risk related to its revolving credit facility and requires the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of December 31, 2012, the variable interest rate based on 1-month USD LIBOR-BBA was 0.2%.

The Company has not designated its interest rate swap as a hedge. The Company records the interest rate swap on its consolidated balance sheet at fair market value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. In each of the three and six months ended December 31, 2012 and 2011, the Company recorded a loss of $40,000 and $0, respectively, for the change in fair value of its interest rate swap (see Note 2).
Note 7. Share-based Compensation
On August 23, 2007, the Company’s Board of Directors approved the Farmer Bros. Co. 2007 Omnibus Plan (the “Omnibus Plan”), which was approved by stockholders on December 6, 2007. On December 6, 2012, the stockholders approved an amendment to increase the maximum number of shares of common stock available for issuance under the Omnibus Plan to 1,125,000 from 1,000,000, subject to adjustment as provided in the Omnibus Plan.
The Company measures and recognizes compensation expense for all share-based payment awards made under the Omnibus Plan based on estimated fair values.
Stock Options
On December 7, 2012, the Company granted 158,006 shares issuable upon the exercise of non-qualified stock options with an exercise price of $11.81 per share to eligible employees and officers under the Omnibus Plan. Shares issuable under the options vest ratably over a three-year period. Following are the weighted average assumptions used in the Black-Scholes valuation model for the grants issued during the six months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012		2011
Weighted average fair value of options	$5.54		$3.64
Risk-free interest rate	0.8%		1.1%
Dividend yield	—		—
Average expected life	6	years	6	years
Expected stock price volatility	49.5%		52.5%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period in the Company’s consolidated statements of operations. Compensation expense recognized for all stock option awards is recognized using the straight-line method over the vesting period. The options generally vest ratably over a three-year period, however, fiscal 2012 grants included nonqualified stock option awards to executive officers with different vesting periods, in each case, subject to certain events of acceleration as provided in the applicable employment agreement or award agreement with the executive officer.
The share-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six months ended December 31, 2012 and 2011 is based on awards ultimately expected to vest. Currently, management estimates an annual forfeiture rate of 6.5% based on actual forfeiture experience from the inception of the Omnibus Plan. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
The following table summarizes stock option activity for the six months ended December 31, 2012 (unaudited):

Outstanding Stock Options	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2012	667,235	12.84	4.78	4.8	143
Granted	158,006	11.81	5.54	6.9	414
Cancelled/forfeited	(125,924)	12.79	4.16	—	—
Outstanding at December 31, 2012	699,317	12.62	5.06	5.4	2,281

Vested and exercisable, December 31, 2012	329,499	15.00	5.18	4.7	—
Vested and expected to vest, December 31, 2012	664,388	15.00	5.07	5.5	2,135
The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $14.43 at December 31, 2012, representing the last trading day of the fiscal quarter ended December 31, 2012, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. Total fair value of options vested during the six months ended December 31, 2012 was $0.4 million.

As of December 31, 2012 and 2011, there was approximately $1.6 million and $1.4 million, respectively, of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expenses was $0.3 million in each of the three months ended December 31, 2012 and 2011. Compensation expense recognized in general and administrative expenses was $0.5 million and $0.6 million for the six months ended December 31, 2012 and 2011, respectively.
Restricted Stock
On December 7, 2012, the Company granted a total of 37,544 shares of restricted stock, with a grant date fair value of $11.81 per share. In the prior fiscal year, 78,756 shares of restricted stock were granted during the three months ended December 31, 2011, with a grant date fair value of $7.32 per share. Shares of restricted stock generally vest on the third anniversary of the date of grant for employees including officers. Shares of restricted stock generally vest ratably over a three-year period for directors and officers who are not employees. Fiscal 2012 grants included certain awards to executive officers with different vesting periods, in each case, subject to accelerated vesting as provided in the applicable employment agreement or award agreement with the executive officer.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expenses was $0.3 million and $0.2 million, for the three months ended December 31, 2012 and 2011, respectively. Compensation expense recognized in general and administrative expenses was $0.5 million and $0.3 million, for the six months ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, there was approximately $1.2 million and $1.3 million, respectively, of unrecognized compensation cost related to restricted stock.
The following table summarizes restricted stock activity for the six months ended December 31, 2012 (unaudited):

Outstanding and Nonvested Restricted Stock Awards	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding June 30, 2012	175,947	10.16	1.9	1,401
Granted	44,374	11.39	—	505
Vested	(43,513)	12.58	—	—
Cancelled/forfeited	(18,143)	10.35	—	—
Outstanding at December 31, 2012	158,665	9.82	2.1	1,192

Expected to vest, December 31, 2012	134,218	9.78	2.1	1,053

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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company's deferred tax assets. Accordingly, the Company increased its valuation allowance by $2.9 million in the three months ended December 31, 2012 to $86.6 million. The valuation allowance at June 30, 2012 was $85.0 million.
     A summary of the income tax expense recorded for the three and six months ended December 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
(In thousands)	(Unaudited)		(Unaudited)
Loss before taxes	$(7,313)	$(4,050)	$(4,017)	$(11,288)
Income tax benefit at statutory rate	(2,487)	(1,377)	(1,366)	(3,838)
State income tax (benefit) expense (net of federal tax benefit)	(320)	(168)	109	(448)
Dividend income exclusion	—	(9)	—	(58)
Valuation allowance	2,852	1,601	1,617	4,683
Other permanent items	(64)	13	43	67
Income tax (benefit) expense	$(19)	$60	$403	$406

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

As of December 31, 2012 and June 30, 2012 the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
	December 31, 2012	June 30, 2012
(In thousands)	(Unaudited)
Total unrecognized tax benefits(1)	$3,211	$3,211
Unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate, subject to the valuation allowance(1)	$3,064	$3,064
_____________
(1) Excluding interest and penalties.
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
Note 9. Earnings (Loss) Per Common Share
The following table sets forth the calculation of basic and diluted net loss per common share:

	Three Months Ended December 31,		Six Months Ended December 31
	2012	2011	2012	2011
(In thousands, except share and per share amounts)	(Unaudited)		(Unaudited)
Net loss attributable to common stockholders—basic	(7,225)	(4,094)	(4,378)	(11,638)
Net loss attributable to nonvested restricted stockholders	(69)	(16)	(42)	(56)
Total net loss	$(7,294)	$(4,110)	(4,420)	(11,694)
Weighted average shares outstanding—basic	15,548,094	15,247,215	15,519,980	15,214,712
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Weighted average shares outstanding—diluted	15,548,094	15,247,215	15,519,980	15,214,712
Net loss per common share—basic and diluted	$(0.47)	$(0.27)	$(0.28)	$(0.77)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 10. Commitments and Contingencies
Contractual obligations for the remainder of fiscal 2013 and future fiscal years are as follows:

	Contractual Obligations
	(Unaudited)
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility
Six months ending June 30, 2013	$2,263	$2,002	$3,182	$682	$15,074
Fiscal year ending June 30, 2014	3,841	3,562	6,508	1,450	—
Fiscal year ending June 30, 2015	3,760	2,927	6,692	1,846	10,000
Fiscal year ending June 30, 2016	3,444	1,998	6,898	2,106	—
Fiscal year ending June 30, 2017	1,519	1,367	7,165	2,362	—
Thereafter	980	2,047	40,943	15,559	—
		$13,903	$71,388	$24,005	$25,074
Total minimum lease payments	$15,807
Less: imputed interest (0.82% to 10.7%)	(1,663)
Present value of future minimum lease payments	14,144
Less: current portion	3,527
Long-term capital lease obligations	$10,617
The Company is a party to various pending legal and administrative proceedings. It is management's opinion that the outcome of such proceedings will not have a material impact on the Company's financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended December 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part I, Item 1 of this report and with the “Risk Factors” described in Part II, Item 1A of this report.
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
As of December 31, 2012, we had outstanding borrowings of $25.1 million, excluding loan extension fees of $0.2 million, utilized $10.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $34.8 million. In connection with entering into the interest rate swap agreement, we reclassified $10.0 million of our borrowings under the revolving credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The weighted average interest rate on our outstanding borrowings under the credit facility was 1.59% at December 31, 2012. We believe that the carrying value of our outstanding borrowings under the revolving credit facility approximates fair value at December 31, 2012 as the revolving credit facility bears interest at a variable interest rate based on prevailing market conditions.
As of December 31, 2012, we were in compliance with all restrictive covenants under the Loan Agreement. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if we required one. As of January 31, 2013, we had estimated outstanding borrowings of $25.1 million, excluding loan extension fees of $0.2 million, utilized $10.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $40.0 million. As of January 31, 2013, the weighted average interest rate on our outstanding borrowings under the credit facility was 1.59%.
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction is intended to manage our interest rate risk related to the revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA.
We have not designated our interest rate swap as a hedge. We record the interest rate swap on our consolidated balance sheet at fair market value with the changes in fair value recorded as gain or loss in "Other, net" in our consolidated statements of operations. In each of the three and six months ended December 31, 2012 and 2011, we recorded a loss of $40,000 and $0, respectively, for the change in fair value of our interest rate swap (see Note 2 to the consolidated financial statements).
Liquidity
We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of December 31, 2012, we had $5.2 million in cash and cash equivalents and $20.6 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $10.1 million in the six months ended December 31, 2012, compared with $9.7 million in the six months ended December 31, 2011. Net cash provided by operating activities in the first half of fiscal 2013 was primarily due to lower net loss and increase in accounts payable offset, in part, by increase in accounts receivable and inventories. Net cash provided by operating activities in the first half of fiscal 2012 was primarily due to proceeds from short-term investments and decrease in inventory levels.
Net cash used in investing activities was $2.5 million in the first half of fiscal 2013, compared to $4.6 million in the first half of fiscal 2012. In the first half of fiscal 2013, cash inflow from the sale of fixed assets was $3.9 million and cash outflow for capital expenditures was $6.4 million. In the first half of the prior fiscal year, cash inflow from the sale of real estate was $1.2 million and cash outflow for capital expenditures was $5.8 million.
Net cash used in financing activities was $6.3 million in the first half of fiscal 2013, compared to $7.1 million in the first half of fiscal 2012. Cash flows related to financing activities included net repayments on our revolving credit facility of $4.8 million in the first half of fiscal 2013 compared to net borrowings of $6.3 million in the first half of fiscal 2012.
In the first half of fiscal 2013, we capitalized $6.4 million in property, plant and equipment purchases which included $4.9 million in expenditures to replace normal wear and tear of coffee brewing equipment, and $1.8 million in expenditures for vehicles, and machinery and equipment.
Our expected capital expenditures for fiscal 2013 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment and are expected not to deviate significantly from fiscal 2012 levels.
Our working capital is composed of the following:

	December 31, 2012	June 30, 2012
(In thousands)	(Unaudited)
Current assets	$141,143	$135,851
Current liabilities(1)	81,737	92,689
Working capital	$59,406	$43,162
______________
(1) Includes $10.0 million in borrowings under revolving credit facility as of June 30, 2012, which was reclassified into long-term liabilities as of December 31, 2012.

Liquidity information:

	Six Months Ended December 31,
	2012	2011
(In thousands)	(Unaudited)
Capital expenditures	$6,396	$5,808
Results of Operations
Net sales in the fiscal quarter ended December 31, 2012 increased $3.9 million, or 3%, to $135.7 million as compared to $131.8 million in the fiscal quarter ended December 31, 2011. The increase was primarily due to increases in sales of our coffee and tea products. Net sales in the first half of fiscal 2013 increased $1.9 million, or 1%, to $254.9 million as compared to $253.0 million in the first half of fiscal 2011, primarily due to increase in sales of our coffee and tea products.
Gross profit in the three months ended December 31, 2012 increased $5.8 million, or 13%, to $50.4 million, as compared to $44.5 million during the three months ended December 31, 2011. Gross margin increased to 37% in the three months ended December 31, 2012 from 34% in the comparable period in the prior fiscal year. Gross profit during the six months ended December 31, 2012 increased $10.7 million, or 13%, to $94.9 million, as compared to $84.2 million during the six months ended December 31, 2011. Gross margin increased to 37% in the six months ended December 31, 2012 from 33% in the comparable period of the prior fiscal year. Gross profit in each of the three and six months ended December 31, 2012 includes the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.5 million. Gross profit in the three and six months ended December 31, 2011 included the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $3.8 million and $5.5 million, respectively (see Note 4 to the consolidated financial statements). The increase in gross margin during the three and six months ended December 31, 2012 is primarily due to a 31% and 32% decline, respectively, in average cost of green coffee beans purchased compared to the same periods in the prior fiscal year.
Operating expenses in the three months ended December 31, 2012 decreased $0.3 million, or 0.5%, to $49.9 million, or 37% of sales, from $50.2 million, or 38% of sales, in the second quarter of the prior fiscal year. Operating expenses in the six months ended December 31, 2012 increased $1.6 million, or 2%, to $96.1 million, or 38% of sales, from $94.5 million, or 37% of sales, in the six months ended December 31, 2011. Operating expenses in the three and six months ended December 31, 2012 benefited from the absence of pension withdrawal expense but included higher payroll and related expenses resulting from our investments in additional sales and marketing personnel, higher startup costs related to the increase in national customers, higher expenses related to sales training and losses in one of our distribution centers affected by hurricane Sandy. Operating expenses in the three and six months ended December 31, 2011 included $4.3 million in pension withdrawal expense related to a multiemployer pension plan.
Total other expense in the three months ended December 31, 2012 was $7.7 million compared to total other income of $1.6 million in the three months ended December 31, 2011. Total other expense in the six months ended December 31, 2012 was $2.9 million compared to $1.0 million in the six months ended December 31, 2011.
Total other expense in the three and six months ended December 31, 2012 included $7.9 million and $7.2 million, respectively, in net realized and unrealized losses on coffee-related derivatives, compared to $0.5 million and $4.2 million, respectively, in the three and six months ended December 31, 2011. The increase in net realized and unrealized losses from coffee-related derivatives in the three and six months ended December 31, 2012 compared to the same periods in the prior fiscal year is due in large part to the increase in the number of futures contracts combined with a decline of approximately 17% per pound and 15% per pound, respectively, in coffee commodity costs during the three and six months ended December 31, 2012. There was a four-fold increase in the number of our coffee-related derivative contracts as of December 31, 2012 covering 28.2 million pounds of green coffee compared to 6.6 million pounds of green coffee covered as of December 31, 2011. The increase in the number of such contracts is primarily due to the increase in the number of our national customers since a majority of the contracts are purchased for their accounts.
We have adopted a hedging strategy intended to establish predictable prices for future supply of green coffee with futures contracts that we purchase for certain of our national customer accounts and for our own account for a longer period of time than was done previously because the cost of coffee significantly declined during the last 12 to 18 months, making these long-term futures contracts relatively less expensive than they had been previously. Since the coffee-related derivatives are not designated as accounting hedges, in accordance with GAAP, we recognized the net unrealized and realized losses immediately in our consolidated statements of operations as the derivative contracts were re-valued to their market prices. These losses are expected to either be offset by future derivative gains as the coffee market changes or recovered through operating income as a result of the lower cost of goods assigned to the related coffee.

Total other expense in the three months ended December 31, 2012 and 2011 included $(11,000) in net losses on sales of assets and $0.6 million in net gains on sales of assets, respectively. Total other expense in the six months ended December 31, 2012 included $3.2 million in net gains on sales of assets, primarily real estate, and $0.8 million in recovery of an account previously deemed uncollectible. Total other expense in the six months ended December 31, 2011 included $1.9 million in net gains on sales of investments and $0.7 million in net gains on sales of assets, primarily real estate.
Income tax benefit in the three months ended December 31, 2012 was $19,000 compared to income tax expense of $60,000 in the three months ended December 31, 2011. Income tax expense in each of the six months ended December 31, 2012 and December 31, 2011 was $0.4 million.
As a result of the forgoing factors, net loss in the fiscal quarter ended December 31, 2012 was $(7.3) million, or $(0.47) per common share, as compared to net loss of $(4.1) million, or $(0.27) per common share, during the same period in the prior fiscal year. Net loss in the six months ended December 31, 2012 was $(4.4) million, or $(0.28) per common share, as compared to net loss of $(11.7) million, or $(0.77) per common share, during the same period in the prior fiscal year.
Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP financial measures, such as “EBITDAE” in assessing our operating performance. We believe that this non-GAAP financial measure serves as an appropriate measure to be used in evaluating the performance of our business.
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
Set forth below is a reconciliation of reported net loss to EBITDAE:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net loss, as reported(1)(2)	$(7,294)	$(4,110)	$(4,420)	$(11,694)
Income tax (benefit) expense	(19)	60	403	406
Interest expense	463	506	920	1,081
Depreciation and amortization expense	8,300	7,898	16,640	15,821
ESOP and share-based compensation expense	1,083	686	1,906	1,476
Pension withdrawal expense	—	4,348	—	4,348
Net loss (gain) on derivatives and investments	7,840	(372)	7,038	2,250
EBITDAE(1)(2)	$10,373	$9,016	$22,487	$13,688
_____________
(1) Six months ended December 31, 2012 and 2011, respectively, include $3.2 million and $0.7 million in net gains on sales of assets, primarily real estate.
(2) Three months ended December 31, 2012 and 2011, respectively, include the expected beneficial effect of LIFO inventory liquidation in the amount of $0.5 million and $3.8 million. Six months ended December 31, 2012 and 2011, respectively, include the expected beneficial effect of LIFO inventory liquidation in the amount of $0.5 million and $5.5 million.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at December 31, 2012. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At December 31, 2012, we had no futures contracts or put options designated as interest rate risk hedges.

(Unaudited)	Market Value of Preferred Securities at December 31, 2012	Change in Market Value
Interest Rate Changes	(In thousands)
–150 basis points	$21,158	$651
–100 basis points	$20,977	$470
Unchanged	$20,507	$—
+100 basis points	$19,883	$(624)
+150 basis points	$19,583	$(924)

Our revolving credit facility with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of December 31, 2012, we had outstanding borrowings of $25.1 million, excluding loan extension fees of $0.2 million, utilized $10.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $34.8 million.

Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under our revolving credit facility. In connection with entering into the interest rate swap agreement, we reclassified $10.0 million of our borrowings under the revolving credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The swap transaction is intended to manage our interest rate risk related to our borrowings under our revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1‑month USD LIBOR-BBA. As of January 31, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.27%.

We have not designated our interest rate swap as a hedge. We record the interest rate swap on our consolidated balance sheet at fair market value with the changes in fair value recorded as gain or loss in "Other, net," in our consolidated statements of operations. In each of the three and six months ended December 31, 2012 and 2011, we recorded a loss of $40,000 and $0, respectively, for the change in fair value of our interest rate swap (see Note 2 to the consolidated financial statements).

The weighted average interest rate on our outstanding borrowings under the credit facility at December 31, 2012 was 1.59%. The Loan Agreement provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%.

The following table demonstrates the impact of interest rate changes on our annual interest expense under the revolving credit facility based on the outstanding balance and interest rate as of December 31, 2012:

(Unaudited)	Interest Rate	Annual Interest Expense
Interest Rate Changes		(In thousands)
–150 basis points	0.09%	$22
–100 basis points	0.59%	$148
Unchanged	1.59%	$401
+100 basis points	2.59%	$653
+150 basis points	3.09%	$780
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
We routinely enter into specialized hedging transactions to purchase future coffee contracts to enable us to lock in green coffee prices within a pre-established range, and hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. None of these hedging transactions, futures contracts or options is designated as an accounting hedge. We value our futures contracts by marking them to market price and recognize immediately in “Other, net” in the consolidated statements of operations the unrealized and realized gains or losses based on whether the market price is higher or lower than the price that was locked-in.
For the three months ended December 31, 2012 and 2011, we recorded $(7.9) million and $(0.5) million, respectively, in coffee-related net realized and unrealized derivative losses. For the six months ended December 31, 2012 and 2011, we recorded $(7.2) million and $(4.2) million, respectively, in coffee-related net realized and unrealized derivative losses (see Note 2 to the consolidated financial statements).
The following table demonstrates the impact of changes in the market value of coffee cost on the market value of coffee inventory and futures contracts:

(Unaudited)	Market Value			(Decrease) Increase in Market Value
	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
Coffee Cost (Decrease) Increase
	(In thousands)
– 10%	$26,000	$—	$26,000	$—	$(3,282)
Unchanged	$29,282	$63	$29,345	$—	$—
+10%	$32,000	$—	$32,000	$—	$2,718

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended
(the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2012.
As of December 31, 2012, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive

Officer and our Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On August 31, 2012, the Council for Education and Research on Toxics (“CERT”) filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has requested that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65. The Company has joined a Joint Defense Group and filed with the Court requesting a Motion to Stay. At its November 2012 hearing on the Motion to Stay, the Court made certain inquiries to which the Joint Defense Group responded in January 2013. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

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
There can be no assurance that we will be successful in passing commodity price increases on to our customers without losses in sales volume or gross margin in the future. Additionally, if green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative (and potentially inferior or unpopular) coffee beans or discontinue certain blends, which could adversely impact our sales.
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
Maintaining a steady supply of green coffee is essential to allow us to keep inventory levels low and, at the same time, secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee for delivery, in some instances, up to 18 months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run. To reduce our potential price risk exposure we have, from time to time, entered into futures contracts to hedge coffee purchase commitments. Open contracts associated with these hedging activities are described in Part I, Item 3, "Quantitative and Qualitative Disclosures About Market Risk" of this report.
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
We have an $85.0 million senior secured revolving credit facility. As of January 31, 2013, we had estimated outstanding borrowings of $25.1 million, excluding $0.2 million in loan extension fees, utilized $10.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $40.0 million. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to an increase in our net loss. Our debt obligations could also:

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

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH THE CURRENT ECONOMIC CLIMATE.
Our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence, all of which have deteriorated due to current economic conditions. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including “dining out” as well as the purchase of high-end consumables like specialty coffee. Economic conditions may also cause businesses to reduce travel and entertainment expenses, and may even cause office coffee benefits to be eliminated. The current economic downturn and decrease in consumer spending may continue to adversely impact our revenues and may affect our ability to market our products or otherwise implement our business strategy. Additionally, many of the effects and consequences of the global financial crisis and a broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to sell third party securities in which we have invested some of our short-term assets or raise additional capital, if needed, or the ability of our lender to honor draws on our credit facility, or otherwise negatively affect our business, financial condition, operating results and cash flows.
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
OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.
We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Donuts and Kraft Foods Inc. (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., and Peet’s Coffee & Tea, Inc. As many of our customers are small foodservice operators, we also compete with club stores such as Costco and Restaurant Depot. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened. In addition, from time to time, we may need to reduce our prices in response to competitive and customer pressures and in order to maintain our market share. Competition and customer pressures, however, also may restrict our ability to increase prices in response to commodity and other cost increases. Our results of operations will be adversely affected if our profit margins decrease, as a result of a reduction in prices or an increase in costs, and if we are unable to increase sales volumes to offset those profit margin decreases.
VOLATILITY IN THE EQUITY MARKETS OR INTEREST RATE FLUCTUATIONS COULD SUBSTANTIALLY INCREASE OUR PENSION FUNDING REQUIREMENTS AND NEGATIVELY IMPACT OUR FINANCIAL POSITION.
At June 30, 2012, the projected benefit obligation under our single employer defined benefit pension plans was $130.4 million and the fair value of plan assets was $85.8 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. As of December 31, 2012, we have made $1.3 million in contributions to these pension plans and have accrued $0.6 million in expense. We expect to make approximately $4.3 million in contributions to our single employer defined benefit pension plans in fiscal 2013 and accrue expense of approximately $1.2 million per year beginning in fiscal 2013. These pension payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.
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
WE ARE SELF-INSURED. OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of December 31, 2012, this letter of credit continues to serve as a security deposit.
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
OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, COULD LEAD TO INCREASED LEVERAGE WHICH MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
With the exception of the quarter ended September 30, 2012 when we recorded net income, we incurred operating losses and net losses for each of the prior three fiscal years. If our current strategies are unsuccessful we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline leading to deterioration in our credit rating, which could limit the availability of additional financing and increase the cost of obtaining financing. In addition, an increase in leverage could raise the likelihood of a financial covenant breach which in turn could limit our access to existing funding under our revolving credit facility.
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
As of February 5, 2013, members of the Farmer family or entities controlled by the Farmer family (including trusts) as a group beneficially owned approximately 39.2% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
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
GOVERNMENT REGULATIONS COULD INCREASE OUR OPERATING COSTS, REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN LITIGATION.
The conduct of our business, including the production, distribution, sale, advertising, marketing, labeling, safety, transportation and use of many of our products, are subject to various federal, state and local laws and regulations. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws relating to product labeling, advertising and marketing practices; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. For example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. On June 21, 2012, the Council for Education and Research on Toxics, a public interest group, issued a pre-litigation notice of intent to sue a number of companies, including CBI, which sell coffee in California for allegedly failing to issue clear and reasonable warnings that the coffee they produce, distribute and/or sell contains acrylamide in accordance with Proposition 65, and on September 18, 2012, we were served with this lawsuit. We have joined a Joint Defense Group and filed with the Court requesting a Motion to Stay. At its November 2012 hearing on the Motion to Stay, the Court made certain inquiries to which the Joint Defense Group responded in January 2013. Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers. If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging deliveries. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations.
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
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: February 6, 2013

By:	/S/ JEFFREY A. WAHBA
Jeffrey A. Wahba Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: February 6, 2013

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

10.3
ISDA Master Agreement, dated as of November 19, 2012, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 2012 and incorporated herein by reference),

10.4
Schedule to the ISDA Master Agreement, dated as of November 19, 2012, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 2012 and incorporated herein by reference).

10.5
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.6
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.7
Minutes of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans dated December 6, 2012, amending the Farmer Bros. Co. Retirement Plan effective April 1, 2013 (filed herewith).*

10.8
Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.9
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.10
Action of the Administrative Committee of the Farmer Bros. Co. qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.11
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.12
Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

10.13
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

10.15
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012 and incorporated herein by reference).*

10.16
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

10.18
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

10.20
Employment Agreement, dated as of April 4, 2012, by and between Farmer Bros. Co. and Thomas W.
Mortensen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April
10, 2012 and incorporated herein by reference).*

10.21
Employment Agreement, effective as of April 19, 2011, by and between Farmer Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2011 and incorporated herein by reference).*

10.22
Amended and Restated Employment Agreement, effective as of February 13, 2012, by and between Farmer
Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2012 and incorporated herein by reference).*

10.23
Employment Agreement, dated as of December 1, 2010, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.24
Resignation Agreement, dated as of July 20, 2012, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 24, 2012 and incorporated herein by reference).*

10.25
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.26
Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.27
Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.28
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2008 and incorporated herein by reference).*

10.29
Form of Award Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2012 and incorporated herein by reference).*

10.30
Form of Target Award Notification Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012 and incorporated herein by reference).*

10.31
Form of Target Award Notification Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 21, 2011 and incorporated herein by reference).*

10.32
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 10, 2012 and incorporated herein by reference).*

10.33
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the three and six months ended December 31, 2012, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

 ________________

*	Management contract or compensatory plan or arrangement.