Form 10-Q
period 2013-03-31
FARMER BROTHERS CO
filed 2013-05-06
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
On May 3, 2013, the registrant had 16,449,456 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013	June 30, 2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,525	$3,906
Restricted cash	3,751	—
Short-term investments	20,769	21,021
Accounts and notes receivable, net	42,793	40,736
Inventories	67,273	65,981
Income tax receivable	139	762
Prepaid expenses	2,800	3,445
Total current assets	143,050	135,851
Property, plant and equipment, net	93,837	108,135
Intangible assets, net	6,586	7,615
Other assets	3,026	2,904
Deferred income taxes	854	854
Total assets	$247,353	$255,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,909	$27,676
Accrued payroll expenses	16,735	20,494
Short-term borrowings under revolving credit facility	9,912	29,126
Short-term obligations under capital leases	3,435	3,737
Deferred income taxes	1,480	1,480
Other current liabilities	16,492	10,176
Total current liabilities	78,963	92,689
Long-term borrowings under revolving credit facility	10,000	—
Accrued postretirement benefits	35,393	34,557
Other long-term liabilities—capital leases	9,552	12,130
Accrued pension liabilities	41,973	42,513
Accrued workers’ compensation liabilities	4,022	4,131
Deferred income taxes	718	607
Total liabilities	$180,621	$186,627
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,449,456 and 16,308,859 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	16,449	16,309
Additional paid-in capital	33,728	34,834
Retained earnings	94,620	100,455
Unearned ESOP shares	(20,836)	(25,637)
Less accumulated other comprehensive loss	(57,229)	(57,229)
Total stockholders’ equity	$66,732	$68,732
Total liabilities and stockholders’ equity	$247,353	$255,359
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	$126,343	$121,527	$381,201	$374,494
Cost of goods sold	77,668	78,380	237,552	247,121
Gross profit	48,675	43,147	143,649	127,373
Selling expenses	39,135	37,909	117,171	110,361
General and administrative expenses	10,159	9,345	28,217	27,050
Pension withdrawal expense	—	—	—	4,348
Operating expenses	49,294	47,254	145,388	141,759
Loss from operations	(619)	(4,107)	(1,739)	(14,386)
Other (expense) income:
Dividend income	286	295	829	958
Interest income	92	63	283	99
Interest expense	(466)	(498)	(1,386)	(1,579)
Other, net	(764)	(1,831)	(3,475)	(2,458)
Total other expense, net	(852)	(1,971)	(3,749)	(2,980)
Loss before taxes	(1,471)	(6,078)	(5,488)	(17,366)
Income tax (benefit) expense	(56)	(577)	347	(171)
Net loss	$(1,415)	$(5,501)	$(5,835)	$(17,195)
Net loss per common share—basic and diluted	$(0.09)	$(0.35)	$(0.38)	$(1.11)
Weighted average common shares outstanding—basic and diluted	15,600,040	15,592,291	15,540,697	15,448,622

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income (loss)	$(1,415)	$(5,501)	$(5,835)	$(17,195)
Other comprehensive income (loss)	—	—	—	—
Total comprehensive income (loss)	$(1,415)	$(5,501)	$(5,835)	$(17,195)

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,835)	$(17,195)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,778	23,831
(Recovery of) provision for doubtful accounts	(890)	880
Deferred income taxes	111	—
Net gains on sales of assets	(4,388)	(1,161)
ESOP and share-based compensation expense	2,639	2,519
Net losses on derivatives and investments	9,315	5,131
Change in operating assets and liabilities:
Short-term investments	(9,063)	1,027
Accounts and notes receivable	(1,167)	936
Inventories	(1,291)	3,533
Income tax receivable	622	(377)
Prepaid expenses and other assets	522	81
Accounts payable	4,359	(9,342)
Accrued payroll expenses and other liabilities	(1,312)	1,102
Accrued postretirement benefits	836	1,130
Other long-term liabilities	(1,416)	(1,083)
Net cash provided by operating activities	$17,820	$11,012
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,118)	(10,533)
Proceeds from sales of property, plant and equipment	5,556	2,112
Net cash used in investing activities	$(4,562)	$(8,421)
Cash flows from financing activities:
Proceeds from revolving credit facility	22,550	13,700
Repayments on revolving credit facility	(32,771)	(17,700)
Payments of capital lease obligations	(2,613)	(1,209)
Proceeds from stock option exercises	1,195	—
Net cash used in financing activities	$(11,639)	$(5,209)
Net increase (decrease) in cash and cash equivalents	$1,619	$(2,618)
Cash and cash equivalents at beginning of period	3,906	6,081
Cash and cash equivalents at end of period	$5,525	$3,463

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Events occurring subsequent to March 31, 2013 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2013.
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
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants. The Company maximizes the use of observable market inputs, minimizes the use of unobservable market inputs and discloses in the form of an outlined hierarchy the details of such fair value measurements. See Note 2 for additional information.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of equipment as well as the cost of servicing that equipment (including service employees' salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from the Company's customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2013 and 2012 are $7.0 million and $6.7 million, respectively. Coffee brewing equipment costs included in cost of goods sold for each of the nine months ended March 31, 2013 and 2012 are $19.1 million. The Company capitalized coffee brewing equipment in the amounts of $7.1 million and $9.9 million in the nine months ended March 31, 2013 and 2012, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $3.2 million and $2.9 million in the three months ended March 31, 2013 and 2012, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold was $9.8 million and $8.7 million in the nine months ended March 31, 2013 and 2012, respectively.
Revenue Recognition
Most product sales are made “off-truck” to the Company's customers at their places of business by the Company's sales representatives. Revenue is recognized at the time the Company's sales representatives physically deliver products to customers and title passes or upon acceptance by the customer when shipped by third party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co-packing agreement. The Company recognizes revenue from the co-packing arrangement for the sale of tea on a net basis, net of direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of March 31, 2013 and June 30, 2012, the Company had $0.3 million and $0.8 million, respectively, of receivables related to this arrangement, which are included in “Other receivables” in the consolidated balance sheets (see Note 4).
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
Computation of EPS for the three and nine months ended March 31, 2013 does not include the dilutive effect of 567,088 shares issuable under stock options since their inclusion would be anti-dilutive. Computation of EPS for the three and nine months ended March 31, 2012 does not include the dilutive effect of 662,810 shares issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the unaudited consolidated financial statements present only basic net loss per common share for all periods presented (see Note 10).
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
In addition to an annual test, indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the nine months ended March 31, 2013.
Long-lived Assets, Excluding Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the nine months ended March 31, 2013.
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
On July 1, 2012, the Company adopted ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), except for the provisions of ASU 2011-05 which were deferred by ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU 2011-12"). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, the Company presents other comprehensive income in a separate statement following the consolidated statements of operations. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the consolidated statement of operations and the consolidated statement of comprehensive income. ASU 2011-12 indefinitely defers the guidance related to the presentation of reclassification adjustments. ASU 2011-05 only relates to disclosure requirements and its adoption did not have a material effect on the results of operations, financial position or cash flows of the Company.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

New Accounting Pronouncements
As of March 31, 2013, there were no new accounting pronouncements anticipated to be adopted by the Company.
Note 2. Investments and Derivative Instruments
The Company purchases various derivative instruments as investments or to create economic hedges of its interest rate risk and commodity price risk. At March 31, 2013 and 2012, derivative instruments were not designated as accounting hedges as defined by ASC 815, “Derivatives and Hedging.” The fair value of derivative instruments is based upon broker quotes. The Company records unrealized gains and losses on trading securities and changes in the market value of certain coffee contracts meeting the definition of derivatives in "Other, net" in the consolidated statements of operations.
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

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

As of March 31, 2013 (Unaudited)	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,769	$16,454	$4,315	$—
Derivative liabilities(2)	$5,930	$—	$5,930	$—
Derivative liabilities—interest rate swap(2)	$35	$—	$35	$—

As of June 30, 2012	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$19,395	$14,078	$5,317	$—
Futures, options and other derivative assets(1)	$1,626	$—	$1,626	$—
Derivative liabilities(3)	$410	$—	$410	$—
____________________
(1) Included in "Short-term investments" on the consolidated balance sheets.
(2) Included in "Other current liabilities" on the consolidated balance sheet.
(3) Included in "Accounts Payable" on the consolidated balance sheet.
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
Valuation of the interest rate swap transaction is based on proprietary curves that take into account both Level 1 and Level 2 inputs. The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves). These forward curves are market-based, utilizing observable market data. Discount curves for present value purposes are constructed using rates representing estimated costs of funding swap positions for early terminations based on an appropriate observable discount rate.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Gains and losses, both realized and unrealized, on derivatives and investments, are included in "Other, net" in the consolidated statements of operations and in "Net losses on derivatives and investments" in the consolidated statements of cash flows. Net realized and unrealized gains and losses on derivatives and investments are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
(In thousands)	(Unaudited)		(Unaudited)
Coffee-related derivatives:
Unrealized gains (losses), net	$5	$(1,532)	$(5,507)	$(2,551)
Realized losses, net	(2,923)	(1,786)	(4,567)	(4,925)
Net realized and unrealized coffee-related derivative losses	(2,918)	(3,318)	(10,074)	(7,476)
Net realized and unrealized gains from investments	636	436	794	2,345
Net unrealized gains (losses) from interest rate swap	4	—	(35)	—
Net losses on derivatives and investments	(2,278)	(2,882)	(9,315)	(5,131)
Net gains on sales of assets	1,185	499	4,388	1,161
Other gains, net	329	552	1,452	1,512
Other, net	$(764)	$(1,831)	$(3,475)	$(2,458)
Preferred stock investments as of March 31, 2013 consisted of securities with a fair value of $18.2 million in an unrealized gain position and securities with a fair value of $2.6 million in an unrealized loss position. Preferred stock investments as of June 30, 2012 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $2.9 million in an unrealized loss position.
The following tables show gross unrealized losses (although such losses have been recognized in the consolidated statements of operations) and fair values for those investments that were in an unrealized loss position as of March 31, 2013 and June 30, 2012, aggregated by the length of time those investments have been in a continuous loss position:

	March 31, 2013 (Unaudited)
	Less than 12 Months		12 Months and Greater		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,100	$(10)	$1,463	$(53)	$2,563	$(63)

	June 30, 2012
	Less than 12 Months		12 Months and Greater		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,750	$(16)	$1,141	$(24)	$2,891	$(40)

Note 3. Restricted Cash
At March 31, 2013, the Company had $3.8 million in restricted cash which is classified as a current asset. The restricted cash represents the total amount held as collateral in the Company's coffee derivatives trading account. There was no such collateral in the Company's coffee derivatives trading account at June 30, 2012.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 4. Accounts and Notes Receivable, Net

	As of
(In thousands)	March 31, 2013	June 30, 2012
	(Unaudited)
Trade receivables	$42,771	$40,687
Other receivables	1,004	1,921
Allowance for doubtful accounts	(982)	(1,872)
Accounts and notes receivable, net	$42,793	$40,736
Allowance for doubtful accounts decreased in the nine months ended March 31, 2013, primarily due to $0.8 million in recovery of an account previously deemed uncollectible.

Note 5. Inventories
The Company's inventories consisted of the following:

	Processed	Unprocessed	Total
March 31, 2013 (Unaudited)	(In thousands)
Coffee	$13,875	$14,245	$28,120
Tea and culinary products	22,880	5,599	28,479
Coffee brewing equipment	5,869	4,805	10,674
	$42,624	$24,649	$67,273

	Processed	Unprocessed	Total
June 30, 2012	(In thousands)
Coffee	$15,485	$11,836	$27,321
Tea and culinary products	24,502	4,817	29,319
Coffee brewing equipment	3,977	5,364	9,341
	$43,964	$22,017	$65,981
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment manufactured on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, the Company records the expected beneficial effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company anticipates its inventory levels at June 30, 2013 will decrease from June 30, 2012 levels, and, therefore, recorded $0.2 million and $0.7 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and nine months ended March 31, 2013 which reduced net loss for the three and nine months ended March 31, 2013 by $0.2 million and $0.7 million, respectively. In the three and nine months ended March 31, 2012, the Company recorded $2.2 million and $7.8 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold which reduced net loss for the three and nine months ended March 31, 2012 by $2.2 million and $7.8 million, respectively.
The Company routinely enters into specialized hedging transactions to purchase future coffee contracts to enable it to lock in green coffee prices within a pre-established range, and holds a mix of futures contracts and options to help hedge against volatility in green coffee prices. None of these hedging transactions, futures contracts or options is designated as an accounting hedge. The Company values its futures contracts by marking them to market price and recognizes the unrealized and realized gains or losses immediately in “Other, net” in the consolidated statements of operations. The unrealized and realized gains or

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

losses are based on whether the market price is higher or lower than the price that was locked-in. During the three and nine months ended March 31, 2013, green coffee commodity prices declined below the Company's locked-in price, and the Company recognized the resulting losses in its results. Such losses are expected to either be offset by future derivative gains as the coffee market changes, recovered through operating income as a result of the lower cost of goods assigned to the related coffee or recovered from customers for whom contracts were purchased for their accounts.
For the three and nine months ended March 31, 2013, the Company recorded $2.9 million and $10.1 million, respectively, in net realized and unrealized coffee-related derivative losses. For the three and nine months ended March 31, 2012, the Company recorded $3.3 million and $7.5 million, respectively, in net realized and unrealized coffee-related derivative losses (see Note 2).

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
(In thousands)	(Unaudited)		(Unaudited)
Service cost	$119	$124	$357	$371
Interest cost	1,449	1,525	4,347	4,575
Expected return on plan assets	(1,660)	(1,703)	(4,980)	(5,108)
Amortization of net loss(1)	387	342	1,161	1,027
Amortization of net prior service cost(1)	5	5	15	14
Net periodic benefit cost	$300	$293	$900	$879
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
Multiemployer Plans Other Than Pension Plans
The Company participates in five multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits to certain retirees subject to collective bargaining agreements who meet the eligibility rules in effect when they retire and/or qualified members of their families.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute 1% to 100% of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar year 2013, the Company's Board of Directors approved a Company matching contribution of 50.0% of an employee's annual contribution to the 401(k) Plan, up to 6.0% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20.0% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death,

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.8 million and $0.9 million in operating expenses for the nine months ended March 31, 2013 and 2012, respectively.
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

The net periodic postretirement benefit cost is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
(In thousands)	(Unaudited)		(Unaudited)
Service cost	$634	$409	$1,903	$1,227
Interest cost	178	330	534	990
Amortization of net gain	(218)	(199)	(653)	(597)
Amortization of prior service credit	(240)	(58)	(720)	(174)
Net periodic postretirement benefit cost	$354	$482	$1,064	$1,446
Weighted average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2013	2012
Discount rate	4.40%	5.46%
The fiscal 2013 estimate of net periodic postretirement benefit cost is based on July 1, 2012 census data.

Note 7. Bank Loan
On September 12, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) among the Company and Coffee Bean International, Inc. (“CBI”), as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells Fargo”), as Agent.
On January 9, 2012, the Loan Agreement was amended in connection with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), becoming an additional Lender thereunder. On March 18, 2013, the Loan Agreement was amended further ("Amendment No. 2") to amend the definition of "Maximum Credit" available thereunder to $75.0 million from $85.0 million. Pursuant to Amendment No. 2, Wells Fargo will provide a commitment of $53.0 million and JPMorgan Chase will provide a commitment of $22.0 million.
The Loan Agreement provides for a senior secured revolving credit facility of up to $75.0 million, with a letter of credit sublimit of $20.0 million. The revolving credit facility provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60.0 million inventory loan limit), as defined. The Loan Agreement provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The Loan Agreement expires on March 2, 2015.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

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
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction is intended to manage the Company's interest rate risk related to its revolving credit facility and requires the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of March 31, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.20%.

The Company has not designated its interest rate swap as an accounting hedge. The Company records the interest rate swap on its consolidated balance sheet at fair market value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. In the three and nine months ended March 31, 2013, respectively, the Company recorded a gain of $4,000 and a loss of $35,000 for the change in fair value of its interest rate swap. No such gains or losses were recorded in the three and nine months ended March 31, 2012 (see Note 2).

On March 31, 2013, the Company was eligible to borrow up to a total of $65.2 million under the credit facility. As of March 31, 2013, the Company had outstanding borrowings of $20.2 million, including loan extension fees of $0.2 million, utilized $10.2 million of its letters of credit sublimit, and had excess availability under the credit facility of $34.8 million. In connection with entering into the interest rate swap agreement, the Company reclassified $10.0 million of its borrowings under the revolving credit facility as long-term because the Company intends to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. At March 31, 2013, the weighted average interest rate on the Company’s outstanding borrowings under the credit facility was 1.35%. As of March 31, 2013, the Company was in compliance with all restrictive covenants under the credit facility. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.

Note 8. Share-based Compensation
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
Stock Options
During the nine months ended March 31, 2013, the Company granted a total of 163,446 shares issuable upon the exercise of non-qualified stock options with a weighted average exercise price of $11.85 per share to eligible employees and officers under the Omnibus Plan. Shares issuable under the options vest ratably over a three-year period. Following are the weighted average assumptions used in the Black-Scholes valuation model for the grants issued during the nine months ended March 31, 2013 and 2012:

	Nine Months Ended March 31,
	2013	2012
Weighted average fair value of options	$5.56	$4.74
Risk-free interest rate	0.8%	1.1%
Dividend yield	—	—
Average expected life	6 years	6 years
Expected stock price volatility	49.5%	52.5%

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
The share-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012 is based on awards ultimately expected to vest. Currently, management estimates an annual forfeiture rate of 6.5% based on actual forfeiture experience from the inception of the Omnibus Plan. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company uses the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options. The average expected life is based on the midpoint between the vesting date and the end of the contractual term of the award.
The following table summarizes stock option activity for the nine months ended March 31, 2013 (unaudited):

Outstanding Stock Options	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2012	667,235	12.84	4.78	4.8	143
Granted	163,446	11.85	5.56	6.7	465
Exercised	(116,471)	10.27	5.24	—	—
Cancelled/forfeited	(147,122)	13.21	5.75	—	—
Outstanding at March 31, 2013	567,088	12.99	5.46	5.1	1,875

Vested and exercisable, March 31, 2013	244,851	16.66	6.26	3.5	356
Vested and expected to vest, March 31, 2013	537,471	13.13	5.49	5.0	1,745
The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $14.70 at March 28, 2013, representing the last trading day of the fiscal quarter ended March 31, 2013, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. Total fair value of options vested during the nine months ended March 31, 2013 was $0.9 million. During the three and nine months ended March 31, 2013, the Company received $1.2 million in proceeds from exercises of vested options.

As of March 31, 2013 and 2012, there was approximately $1.3 million and $1.9 million, respectively, of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expenses in the three and nine months ended March 31, 2013 was $0.2 million and $0.7 million, respectively. Compensation expense recognized in general and administrative expenses for the three and nine months ended March 31, 2012 was $0.4 million and $1.0 million, respectively.
Restricted Stock
During the nine months ended March 31, 2013, the Company granted a total of 45,230 shares of restricted stock with a weighted average grant date fair value of $11.42 per share. Shares of restricted stock generally vest on the third anniversary of the date of grant for employees, including officers. Shares of restricted stock generally vest ratably over a three-year period for directors and officers who are not employees. Fiscal 2012 grants included certain awards to executive officers with different vesting periods, in each case, subject to accelerated vesting as provided in the applicable employment agreement or award agreement with the executive officer.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expenses was $0.1 million and $0.2 million, for the three months ended March 31, 2013 and 2012, respectively. Compensation expense recognized in general and administrative expenses was $0.6 million and $0.4 million, for the nine months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, there was approximately $1.0 million and $1.3 million, respectively, of unrecognized compensation cost related to restricted stock.
The following table summarizes restricted stock activity for the nine months ended March 31, 2013 (unaudited):

Outstanding and Nonvested Restricted Stock Awards	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding June 30, 2012	175,947	10.16	1.9	1,401
Granted	45,230	11.42	2.6	516
Vested	(50,085)	12.52	—	638
Cancelled/forfeited	(21,104)	12.34	—	—
Outstanding at March 31, 2013	149,988	9.45	2.0	2,205

Expected to vest, March 31, 2013	127,128	9.41	1.9	1,869

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not to generate future earnings sufficient to realize the Company's deferred tax assets. Accordingly, the Company increased its valuation allowance by $0.6 million in the three months ended March 31, 2013 to $87.2 million. The valuation allowance at June 30, 2012 was $85.0 million.
     A summary of the income tax expense recorded for the three and nine months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
(In thousands)	(Unaudited)		(Unaudited)
Loss before taxes	$(1,471)	$(6,078)	$(5,488)	$(17,366)
Income tax benefit at statutory rate	(500)	(2,066)	(1,866)	(5,904)
State income tax (benefit) expense (net of federal tax benefit)	(161)	(238)	(52)	(687)
Dividend income exclusion	—	(79)	—	(137)
Valuation allowance	597	2,794	2,214	7,478
ESOP dividend	—	(464)	—	(464)
Changes in FIN48 reserves	—	(673)	—	(673)
Other permanent items	8	149	51	216
Income tax (benefit) expense	$(56)	$(577)	$347	$(171)

As of March 31, 2013 and June 30, 2012, the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
	March 31, 2013	June 30, 2012
(In thousands)	(Unaudited)
Total unrecognized tax benefits(1)	$3,211	$3,211
Unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate, subject to the valuation allowance(1)	$3,064	$3,064
_____________
(1) Excluding interest and penalties.
The Company believes it is reasonably possible that none of its total unrecognized tax benefits will be released in the next 12 months.
The Company is currently appealing a decision reached by the Internal Revenue Service regarding its June 30, 2003 through June 30, 2008 tax returns. In January 2012, the appeals officer gave a preliminary indication that the audit results will be upheld.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 10. Earnings (Loss) Per Common Share
The following table sets forth the calculation of basic and diluted net loss per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
(In thousands, except share and per share amounts)	(Unaudited)		(Unaudited)
Net loss attributable to common stockholders—basic	(1,403)	(5,445)	(5,786)	(17,019)
Net loss attributable to nonvested restricted stockholders	(12)	(56)	(49)	(176)
Total net loss	$(1,415)	$(5,501)	(5,835)	(17,195)
Weighted average shares outstanding—basic	15,600,040	15,592,291	15,540,697	15,448,622
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Weighted average shares outstanding—diluted	15,600,040	15,592,291	15,540,697	15,448,622
Net loss per common share—basic and diluted	$(0.09)	$(0.35)	$(0.38)	$(1.11)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part I, Item 1 of this report and with the “Risk Factors” described in Part II, Item 1A of this report.
Liquidity and Capital Resources
Credit Facility
On September 12, 2011, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association ("Wells Fargo"), as Agent for the Lenders.
On January 9, 2012, the Loan Agreement was amended in connection with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), becoming an additional Lender thereunder. On March 18, 2013, the Loan Agreement was amended further (“Amendment No. 2") to amend the definition of "Maximum Credit" available thereunder to $75.0 million from $85.0 million. Pursuant to Amendment No. 2, Wells Fargo will provide a commitment of $53.0 million and JPMorgan Chase will provide a commitment of $22.0 million.
The Loan Agreement provides for a senior secured revolving credit facility of up to $75.0 million, with a letter of credit sublimit of $20.0 million. The revolving credit facility provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60.0 million inventory loan limit), as defined. The Loan Agreement provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. The Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The term of the Loan Agreement expires on March 2, 2015.
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
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction is intended to manage our interest rate risk related to the revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of April 30, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.20%
We have not designated our interest rate swap as an accounting hedge. We record the interest rate swap on our consolidated balance sheet at fair market value with the changes in fair value recorded as gain or loss in "Other, net" in our consolidated statements of operations. In the three and nine months ended March 31, 2013,  we recorded a gain of $4,000 and a loss of $35,000, respectively, for the change in fair value of our interest rate swap. No such gains or losses were recorded in the three and nine months ended March 31, 2012 (see Note 2 to the consolidated financial statements).
On March 31, 2013, we were eligible to borrow up to a total of $65.2 million under the credit facility. As of March 31, 2013, we had outstanding borrowings of $20.2 million, including loan extension fees of $0.2 million, utilized $10.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $34.8 million. In connection with entering into the interest rate swap agreement, we reclassified $10.0 million of our borrowings under the revolving credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The weighted average interest rate on our outstanding borrowings under the credit facility was 1.35% at March 31, 2013. We believe that the carrying value of our outstanding borrowings under the revolving credit facility approximates fair value at March 31, 2013 as the revolving credit facility bears interest at a variable interest rate based on prevailing market conditions.
As of March 31, 2013, we were in compliance with all restrictive covenants under the Loan Agreement. There can be no assurance that the Lender will issue a waiver or grant an amendment to the covenants in future periods, if we required one. As of April 30, 2013, we were eligible to borrow $65.7 million, had outstanding borrowings of $17.7 million, including loan extension fees of $0.2 million, utilized $11.6 million of the letters of credit sublimit, and had excess availability under the credit facility of $36.4 million. As of April 30, 2013, the weighted average interest rate on our outstanding borrowings under the credit facility was 1.33%.
Liquidity
We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of March 31, 2013, we had $5.5 million in cash and cash equivalents, $3.8 million held in our derivatives trading account as collateral for our coffee-related derivatives activity and $20.8 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $17.8 million in the nine months ended March 31, 2013, compared with $11.0 million in the nine months ended March 31, 2012. Net cash provided by operating activities in the nine months ended March 31, 2013 was primarily due to lower net loss and increase in accounts payable, offset, in part, by increase in accounts receivable and inventories. Net cash provided by operating activities in the nine months ended March 31, 2012 was primarily due to decrease in inventory levels and collection of outstanding receivables.
Net cash used in investing activities was $4.6 million in the nine months ended March 31, 2013, compared to $8.4 million in the nine months ended March 31, 2012. In the nine months ended March 31, 2013, cash inflow from the sale of fixed assets, primarily real estate, was $5.6 million and cash outflow for capital expenditures was $10.1 million. In the nine months ended March 31, 2012, cash inflow from the sale of fixed assets, primarily real estate, was $2.1 million and cash outflow for capital expenditures was $10.5 million.
Net cash used in financing activities was $11.6 million in the nine months ended March 31, 2013, compared to $5.2 million in the nine months ended March 31, 2012. Cash flows related to financing activities included net repayments on our revolving credit facility of $10.2 million in the nine months ended March 31, 2013, partially offset by $1.2 million in proceeds from stock option exercises, compared to $4.0 million in net repayments on our revolving credit facility in the nine months ended March 31, 2012.
In the nine months ended March 31, 2013, we capitalized $10.1 million in property, plant and equipment purchases which included $7.1 million in expenditures to replace normal wear and tear of coffee brewing equipment, and $2.3 million in expenditures for vehicles and machinery and equipment.
Our total expected capital expenditures for fiscal 2013 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment and are expected not to deviate significantly from fiscal 2012 levels.

Our working capital is composed of the following:

	March 31, 2013	June 30, 2012
(In thousands)	(Unaudited)
Current assets	$143,050	$135,851
Current liabilities(1)	78,963	92,689
Working capital	$64,087	$43,162
______________
(1) Includes $10.0 million in borrowings under revolving credit facility as of June 30, 2012, which has been reclassified into long-term liabilities as of March 31, 2013.
Liquidity information:

	Nine Months Ended March 31,
	2013	2012
(In thousands)	(Unaudited)
Capital expenditures	$10,118	$10,533
Results of Operations
Net sales in the fiscal quarter ended March 31, 2013 increased $4.8 million, or 4%, to $126.3 million as compared to $121.5 million in the fiscal quarter ended March 31, 2012. The increase was primarily due to increases in sales of our coffee and tea products. Net sales in the nine months ended March 31, 2013 increased $6.7 million, or 2%, to $381.2 million as compared to $374.5 million in the nine months ended March 31, 2012, primarily due to increases in sales of our coffee and tea products.
Gross profit in the three months ended March 31, 2013 increased $5.6 million, or 13%, to $48.7 million, as compared to $43.1 million in the three months ended March 31, 2012. Gross margin increased to 39% in the three months ended March 31, 2013 from 36% in the comparable period in the prior fiscal year. Gross profit during the nine months ended March 31, 2013 increased $16.2 million, or 13%, to $143.6 million, as compared to $127.4 million in the nine months ended March 31, 2012. Gross margin increased to 38% in the nine months ended March 31, 2013 from 34% in the comparable period of the prior fiscal year. Gross profit in each of the three and nine months ended March 31, 2013 included the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.2 million and $0.7 million, respectively. Gross profit in the three and nine months ended March 31, 2012 included the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $2.2 million and $7.8 million, respectively (see Note 5 to the consolidated financial statements). The increase in gross margin during the three and nine months ended March 31, 2013 is primarily due to a 29% and 31% decline, respectively, in the average cost of green coffee beans purchased compared to the same periods in the prior fiscal year.
Operating expenses in the three months ended March 31, 2013 increased $2.0 million, or 4.3%, to $49.3 million, or 39% of sales, from $47.3 million, or 39% of sales, in the three months ended March 31, 2012. Operating expenses in the nine months ended March 31, 2013 increased $3.6 million, or 3%, to $145.4 million, or 38% of sales, from $141.8 million, or 38% of sales, in the nine months ended March 31, 2012. Operating expenses in the three months ended March 31, 2013 included higher expenses resulting from our investments in additional sales and marketing training, expenses related to the launch of the Artisan Collection by Farmer Brothers™and the new Farmer Brothers teas, and higher expenses related to severance. Operating expenses in the nine months ended March 31, 2013 benefited from the absence of pension withdrawal expense but included higher expenses resulting from our investments in additional sales and marketing training, expenses related to the launch of the Artisan Collection by Farmer Brothers™and the new Farmer Brothers teas, higher startup costs associated with the increase in national customers, higher expenses related to severance and losses in one of our distribution centers affected by hurricane Sandy. Operating expenses in the nine months ended March 31, 2012 included $4.3 million in pension withdrawal expense related to a multiemployer pension plan.
Total other expense in the three months ended March 31, 2013 was $0.9 million compared to $2.0 million in the three months ended March 31, 2012. Total other expense in the nine months ended March 31, 2013 was $3.7 million compared to $3.0 million in the nine months ended March 31, 2012.
Total other expense in the three and nine months ended March 31, 2013 included $2.9 million and $10.1 million, respectively, in net realized and unrealized coffee-related derivative losses, compared to $3.3 million and $7.5 million, respectively, in the three and nine months ended March 31, 2012. The increase in net realized and unrealized coffee-related derivative losses in the three and nine months ended March 31, 2013 compared to the same periods in the prior fiscal year is due in large part to the increase in the number of futures contracts combined with a decline of approximately 5% per pound and

19% per pound, respectively, in coffee commodity costs during the three and nine months ended March 31, 2013. There was a four-fold increase in the number of our coffee-related derivative contracts as of March 31, 2013 covering 34.8 million pounds of green coffee compared to 9.4 million pounds of green coffee covered as of March 31, 2012. The increase in the number of such contracts is primarily due to the increase in the number of our national customers since a majority of the contracts are purchased for their accounts.
We have adopted a hedging strategy intended to establish predictable prices for future supply of green coffee with futures contracts that we purchase for certain of our national customer accounts and for our own account for longer periods of time than was done previously because the cost of coffee significantly declined during the last 12 to 18 months, making these long-term futures contracts relatively less expensive than they had been previously. Since the coffee-related derivatives are not designated as accounting hedges, in accordance with GAAP, we recognized the net unrealized and realized losses immediately in our consolidated statements of operations as the derivative contracts were re-valued to their market prices. These losses are expected to be offset by future derivative gains as the coffee market changes, recovered through operating income as a result of the lower cost of goods assigned to the related coffee or recovered from customers for whom contracts were purchased for their accounts. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815, “Derivatives and Hedging” (“ASC 815”), to enable us to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. As a result, beginning in the fourth quarter of fiscal 2013, we anticipate a portion of the gains and losses from re-valuing the coffee-related derivative contracts to their market prices will be recorded in accumulated other comprehensive income on our consolidated balance sheet and recognized in cost of goods sold when the related coffee is received.
Total other expense in the three months ended March 31, 2013 and 2012 included $1.2 million in net gains on sales of assets, primarily real estate, and $0.5 million in net gains on sales of assets, respectively. Total other expense in the nine months ended March 31, 2013 included $4.4 million in net gains on sales of assets, primarily real estate, and $0.8 million in recovery of an account previously deemed uncollectible. Total other expense in the nine months ended March 31, 2012 included $2.3 million in net gains on sales of investments and $1.2 million in net gains on sales of assets, primarily real estate.
Income tax benefit in the three months ended March 31, 2013 was $56,000 compared to $0.6 million in the three months ended March 31, 2012. Income tax expense in the nine months ended March 31, 2013 was $0.3 million compared to income tax benefit of $0.2 million in the nine months ended March 31, 2012.
As a result of the forgoing factors, net loss in the fiscal quarter ended March 31, 2013 was $(1.4) million, or $(0.09) per common share, as compared to net loss of $(5.5) million, or $(0.35) per common share, during the same period in the prior fiscal year. Net loss in the nine months ended March 31, 2013 was $(5.8) million, or $(0.38) per common share, as compared to net loss of $(17.2) million, or $(1.11) per common share, during the same period in the prior fiscal year.
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

Set forth below is a reconciliation of reported net loss to EBITDAE:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net loss, as reported(1)(2)	$(1,415)	$(5,501)	$(5,835)	$(17,195)
Income tax (benefit) expense	(56)	(577)	347	(171)
Interest expense	466	498	1,386	1,579
Depreciation and amortization expense	8,138	8,010	24,778	23,831
ESOP and share-based compensation expense	733	1,043	2,639	2,519
Pension withdrawal expense	—	—	—	4,348
Net losses on derivatives and investments	2,278	2,882	9,315	5,131
EBITDAE(1)(2)	$10,144	$6,355	$32,630	$20,042
_____________
(1) Three months ended March 31, 2013 and 2012, respectively, include $1.2 million and $0.5 million in net gains on sales of assets. Nine months ended March 31, 2013 and 2012, respectively, include $4.4 million and $1.2 million in net gains on sales of assets, primarily real estate.
(2) Three months ended March 31, 2013 and 2012, respectively, include the expected beneficial effect of LIFO inventory liquidation in the amount of $0.2 million and $2.2 million. Nine months ended March 31, 2013 and 2012, respectively, include the expected beneficial effect of LIFO inventory liquidation in the amount of $0.7 million and $7.8 million.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at March 31, 2013. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At March 31, 2013, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

(Unaudited)	Market Value of Preferred Securities at March 31, 2013	Change in Market Value
Interest Rate Changes	(In thousands)
–150 basis points	$21,398	$629
–100 basis points	$21,221	$452
Unchanged	$20,769	$—
+100 basis points	$20,159	$(610)
+150 basis points	$19,862	$(907)

Our revolving credit facility with Wells Fargo is at a variable rate. The interest rate varies based upon line usage, borrowing base availability and market conditions. As of March 31, 2013, we had outstanding borrowings of $20.2 million, including loan extension fees of $0.2 million, utilized $10.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $34.8 million.

Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under our revolving credit facility. In connection with entering into the interest rate swap agreement, we reclassified $10.0 million of our borrowings under the revolving credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The swap transaction is intended to manage our interest rate risk related to our borrowings under our revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of April 30, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.20%.

We have not designated our interest rate swap as an accounting hedge. We record the interest rate swap on our consolidated balance sheet at fair market value with the changes in fair value recorded as gain or loss in "Other, net" in our consolidated statements of operations. In the three and nine months ended March 31, 2013, we recorded a gain of $4,000 and a loss of $35,000, respectively, for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three and nine months ended March 31, 2012 (see Note 2 to the consolidated financial statements).

The weighted average interest rate on our outstanding borrowings under the credit facility at March 31, 2013 was 1.35%. The Loan Agreement provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%.
The following table demonstrates the impact of interest rate changes on our annual interest expense under the revolving credit facility based on the outstanding balance and interest rate as of March 31, 2013:

(Unaudited)	Interest Rate	Annual Interest Expense
Interest Rate Changes		(In thousands)
–100 basis points	0.35%	$71
–50 basis points	0.85%	$171
Unchanged	1.35%	$271
+50 basis points	1.85%	$372
+100 basis points	2.35%	$472
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
Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. As a result, beginning in the fourth quarter of fiscal 2013, we anticipate a portion of the gains and losses from re-valuing the coffee-related derivative contracts to their market prices will be recorded in accumulated other comprehensive income on our consolidated balance sheet and recognized in cost of goods sold when the related coffee is received.
For the three months ended March 31, 2013 and 2012, we recorded $2.9 million and $3.3 million, respectively, in coffee-related net realized and unrealized derivative losses. For the nine months ended March 31, 2013 and 2012, we recorded $10.1 million and $7.5 million, respectively, in coffee-related net realized and unrealized derivative losses (see Note 2 to the consolidated financial statements).

The following table demonstrates the impact of changes in the market value of coffee cost on the market value of coffee inventory and futures contracts:

(Unaudited)	Market Value			(Decrease) Increase in Market Value
	Coffee Inventory	Futures & Options	Total	Derivatives	Inventory
Coffee Cost (Decrease) Increase
	(In thousands)
– 10%	$25,308	$30	$25,338	$30	$(2,812)
Unchanged	$28,120	$—	$28,120	$—	$—
+10%	$30,932	$(30)	$30,902	$(30)	$2,812

Item 4.	Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended
(the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. In January 2010, we adopted Disclosure Controls and Procedures that included the organization of a Disclosure Committee designed to enhance our process of documenting our compliance with Rule 13a-15(e) promulgated under the Exchange Act. The Disclosure Committee performed its duties as prescribed by our Disclosure Controls and Procedures in preparing this Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2013.
As of March 31, 2013, our management, with the participation of our principal executive and principal financial officers, or persons performing similar functions, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On August 31, 2012, the Council for Education and Research on Toxics (“CERT”) filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has requested that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65. The Company has joined a Joint Defense Group and filed with the Court requesting a Motion to Stay. At its November 2012 hearing on the Motion to Stay, the Court made certain inquiries to which the Joint Defense Group responded in January 2013. Discovery is currently stayed pending the resolution of a related case. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.

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

DECLINES IN GREEN COFFEE COMMODITY PRICES MAY NOT BE IMMEDIATELY REFLECTED IN OUR COST OF GOODS SOLD AND MAY INCREASE VOLATILITY IN OUR RESULTS.
We routinely use futures contracts to lock-in green coffee market prices, in some instances, as much as 18 months prior to the actual delivery date. Accounting rules require that we value our open futures contracts by marking them to market price at the end of each reporting period and include in our financial results the unrealized gains or losses based on whether the market price is higher or lower than the price we locked-in. If green coffee commodity prices decline below our locked-in price, we will be required to recognize the resulting losses in our results. Although such losses are expected to be offset by future derivative gains as the coffee market changes, or recovered through operating income as a result of the lower cost of goods assigned to the related coffee, such transactions could potentially cause volatility in our results because the recognition of losses and the offsetting gains may occur in different fiscal periods. Rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory.
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
In the fourth quarter of fiscal 2012, we determined that certain indefinite-lived intangible assets consisting of trademarks acquired in connection with the CBI acquisition were impaired and recorded an impairment charge of $0.5 million in operating expenses. In the fourth quarter of fiscal 2011, we determined that definite-lived intangible assets consisting of the customer relationships acquired, and the distribution agreement and co-pack agreement entered into, in connection with the DSD Coffee Business acquisition were impaired and recorded an impairment charge of $7.8 million in operating expenses. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, and further declines in our market capitalization, among other things, could result in further impairment of our definite-lived and indefinite-lived intangible assets.
OUR LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, AND LIMIT OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY OR OUR INDUSTRY.
We have a $75.0 million senior secured revolving credit facility. As of April 30, 2013, we were eligible to borrow $65.7 million, had estimated outstanding borrowings of $17.7 million, including $0.2 million in loan extension fees, utilized $11.6 million of the letters of credit sublimit, and had excess availability under the credit facility of $36.4 million. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to an increase in our net loss. Our debt obligations could also:

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
At June 30, 2012, the projected benefit obligation under our single employer defined benefit pension plans was $130.4 million and the fair value of plan assets was $85.8 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. As of March 31, 2013, we have made $1.4 million in contributions to these pension plans and have accrued $0.9 million in expense. We expect to make approximately $4.3 million in contributions to our single employer defined benefit pension plans in fiscal 2013 and accrue expense of approximately $1.2 million per year beginning in fiscal 2013. These pension payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.
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

WE ARE SELF-INSURED. OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of March 31, 2013, this letter of credit continues to serve as a security deposit.
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
As of May 3, 2013, members of the Farmer family or entities controlled by the Farmer family (including trusts) as a group beneficially owned approximately 39.0% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
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
GOVERNMENT REGULATIONS COULD INCREASE OUR OPERATING COSTS, REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN LITIGATION.
The conduct of our business, including the production, distribution, sale, advertising, marketing, labeling, safety, transportation and use of many of our products, are subject to various federal, state and local laws and regulations. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws relating to product labeling, advertising and marketing practices; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. For example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. On June 21, 2012, the Council for Education and Research on Toxics, a

public interest group, issued a pre-litigation notice of intent to sue a number of companies, including CBI, which sell coffee in California for allegedly failing to issue clear and reasonable warnings that the coffee they produce, distribute and/or sell contains acrylamide in accordance with Proposition 65, and on September 18, 2012, we were served with this lawsuit. Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers. If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging deliveries. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations. Additionally, following the recent adoption of the Food Safety Modernization Act, the U.S. Food and Drug Administration is developing additional regulations focused on food contamination which may require us to make changes to our processes and procedures resulting in unanticipated costs.
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

FARMER BROS. CO.

By:	/S/ MICHAEL H. KEOWN
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: May 6, 2013

By:	/S/ MARK J. NELSON
Mark J. Nelson Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: May 6, 2013

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

10.3
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of March 18, 2013, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2013 and incorporated herein by reference).

10.4
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

10.6
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.7
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.8	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed herewith).*

10.9
Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.10
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.11
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

10.12
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

10.17
Consulting Services Agreement, effective as of March 1, 2013, between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2013 and incorporated herein by reference).*

10.18
Letter Agreement by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.19
Employment Agreement, dated as of April 4, 2012, by and between Farmer Bros. Co. and Thomas W.
Mortensen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April
10, 2012 and incorporated herein by reference).*

10.20
Amended and Restated Employment Agreement, effective as of February 13, 2012, by and between Farmer
Bros. Co. and Patrick G. Criteser (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2012 and incorporated herein by reference).*

10.21
Resignation Agreement, dated as of July 20, 2012, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 24, 2012 and incorporated herein by reference).*

10.22
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson* (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.23
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.24
Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.25
Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.26
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.27
Form of Award Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2012 and incorporated herein by reference).*

10.28
Form of Target Award Notification Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012 and incorporated herein by reference).*

10.29
Form of Target Award Notification Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 21, 2011 and incorporated herein by reference).*

10.30
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.31
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the three and nine months ended March 31, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

 ________________

*	Management contract or compensatory plan or arrangement.