Form 10-K
period 2013-06-30
FARMER BROTHERS CO
filed 2013-10-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.
Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2012 was $88.6 million.
As of October 8, 2013 the registrant had 16,454,212 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or 10-K/A will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2013.

EXPLANATORY NOTE

This Annual Report on Form 10-K of Farmer Bros. Co., a Delaware corporation (the “Company,” “we,” “our” or “Farmer Bros.”), for the fiscal year ended June 30, 2013 (this “Form 10-K”), includes restatement of the following previously issued consolidated financial statements and data (and related disclosures) as of and for the periods (collectively, the “Restated Periods”) noted in the table below.

Type of Financial Information	Date or Period
Consolidated balance sheet	As of June 30, 2012
Consolidated statements of operations, comprehensive income (loss), cash flows and stockholders' equity	Fiscal years ended June 30, 2012 and 2011
Consolidated balance sheet information included in Notes to Consolidated Financial Statements	As of June 30, 2011
Consolidated statements of operations, comprehensive income (loss), and cash flows included in Notes to Consolidated Financial Statements	Fiscal year ended June 30, 2010
Selected financial data	Fiscal years ended and as of June 30, 2012, 2011, 2010 and 2009
Unaudited quarterly financial data	Quarters ended September 30, 2012, December 31, 2012, March 31, 2013 and each quarter in the fiscal year ended June 30, 2012
Management's discussion and analysis of financial condition and results of operations	As of and for the fiscal years ended June 30, 2012 and 2011
The restatement results from errors related to our accounting for certain postretirement benefit obligations for our retiree medical plan, failure to timely adopt accounting guidance relating to a postretirement death benefit, when originally issued, and failure to record the appropriate amounts reflecting the cash surrender value of life insurance policies purchased to fund the postretirement death benefit. The financial statements and data for the Restated Periods also reflect corrections for certain other immaterial adjustments and reclassifications to conform to the current year presentation.
The combined impact of the adjustments to the applicable line items in our consolidated financial statements for the Restated Periods is set forth in Note 2, “Restatement,” and Note 19, “Selected Quarterly Financial Data (Unaudited),” of the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K. Management has also concluded that, as of June 30, 2013, our internal controls over financial reporting were not effective due to a material weakness in our controls over our accounting for and reporting of other postretirement benefit obligations. The following items of this Form 10-K are impacted as a result of the restatement and material weakness:
Part I, Item 1A, Risk Factors;
Part II, Item 6, Selected Financial Data;
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations;
Part II, Item 8, Financial Statements and Supplementary Data; and
Part II, Item 9A, Controls and Procedures.
We believe that presenting all of the restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single presentation. In addition, the Company's Quarterly Reports on Form 10-Q to be filed during fiscal 2014 will include the restated fiscal 2013 comparable prior quarter and year-to-date periods. We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the fiscal year ended June 30, 2013, or (ii) our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the Securities and Exchange Commission (“SEC”), as applicable, and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

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
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “our” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. We are a direct distributor of coffee to restaurants, hotels, casinos, offices, quick service restaurants ("QSR's"), convenience stores, healthcare facilities and other foodservice providers, as well as private brand retailers in the QSR, grocery, drugstore, restaurant, convenience store, and independent coffee house channels. We were founded in 1912, were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Business Strategy
Our mission is to “sell great coffee, tea and culinary products and provide superior service—one customer at a time.” We reach our customers in two ways: through our nationwide Direct-Store-Delivery (“DSD”) network of approximately 500 delivery routes, 117 branch warehouses and six distribution centers, and by using the distribution channels of our national account and institutional customers. We differentiate ourselves in the marketplace through our customer service model. We offer value-added services to our foodservice customers, including beverage equipment service, menu solutions, wherein we recommend products, how these products are prepared in the kitchen and presented on the menu, and hassle-free inventory and product procurement management. These services are conducted primarily in person through Regional Sales Representatives, or RSR’s, who develop personal relationships with chefs, restaurant owners and food buyers at their drop off locations. We also provide comprehensive coffee programs, including private brand development, green coffee procurement, category management, and supply chain management to our national account customers.
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
We manufacture and distribute products under our own brands, as well as under private labels on behalf of certain customers. Our branded products are sold primarily into the foodservice channel. Primary brands include Farmer Brothers®, Artisan Collection by Farmer Brothers™, Superior®, Metropolitan™ by Farmer Brothers, Cain's® and McGarvey®. Our product line is specifically focused on meeting the needs of the markets we serve. Our product line of approximately 3,500 SKU's (excluding private label), includes roasted coffee, liquid coffee, coffee-related products such as coffee filters, sugar and creamers, assorted iced and hot teas, cappuccino, cocoa, spices, gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. For the past three fiscal years, sales of roasted coffee products represented approximately 50% of our total sales and no single product other than roasted coffee accounted for more than 10% of our total sales.
Coffee purchasing, grinding, roasting, packaging and product development takes place at our Torrance, California; Portland, Oregon; and Houston, Texas plants. Spice blending, grinding, packaging and product development takes place at our Torrance, California plant. Our distribution centers include our Torrance, Portland and Houston plants, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. Farmer Bros. was among the first coffee roasters in the nation to receive SCAA-certification of a state-of-the-art coffee lab and operates Public Domain®, a specialty coffeehouse in Portland, Oregon. The Portland roasting and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification.
We are focused on distributing our owned brands through our DSD network, while continuing to support and grow our private brand national account customers. To provide value to our current and potential customers, we have made the following investments:

•
Artisan Collection by Farmer Brothers™: A recently-created specialty coffee line, establishes an owned brand presence in the growing specialty coffee market, leveraging the blending, roasting and packaging capabilities of our Portland facility. Many of the coffees within the line are either Rainforest Alliance Certified™ or Fair Trade Certified™ and Certified Organic.

•
Metropolitan™ by Farmer Brothers: One of our core brands and a premium coffee line, Metropolitan, has been updated and re-launched. Metropolitan includes a complete line of coffees from exotic single-origins, classic blends, flavored coffees and premium espressos. Metropolitan products are made from 100% Arabica beans that are roasted to offer peak flavor and freshness and are offered in a new contemporary packaging.

•
Farmer Brothers iced and hot teas: We launched our new line of Premium and Select teas in May 2013 in response to key industry trends and growing consumer demand. Iced tea blends include flavored teas such as Georgia Peach and Pacific Raspberry™, a variety of traditional black teas, sweet teas and decaffeinated teas. Hot teas include black leaf and green teas and herbal teas, which are naturally caffeine-free.

•
Unified brand: We have further developed and strengthened a unified corporate identity for our branded business nationwide that is reflected in our updated website, many of our fleet vehicles, product packaging and merchandising and sales materials.

•	Optimized portfolio: In fiscal 2013, we continued to optimize and simplify our product portfolio, discontinuing over 800 SKU's to approximately 3,500 SKU's.

•	Service improvements: We have invested in sales and training for all of our RSR's, allowing us to expand the role we play as beverage consultants for our DSD customers.

We have also made the following investments to support our private brand national account business:

•
Coffee industry leadership: Through our dedication to the craft of sourcing, blending and roasting coffee, and our leadership positions with the Specialty Coffee Association of America, World Coffee Research, Pacific Coast Coffee Association, Alliance for Coffee Excellence, Roasters Guild, International Women's Coffee Alliance and the Coffee Quality Institute, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry and our leadership role in shaping the industry's future, large retail and foodservice operators are drawn to working with us.

•
Market insight and consumer research: We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee industry. We provide trend insights that help our customers create winning products and integrated marketing strategies for their own coffee brands.

•
Sustainability leadership: We believe that our efforts in measuring our emissions and waste, creating programs for waste and energy reduction, promoting partnerships in our supply chain that aim at stability and food security, and focusing on employee engagement collectively place us in a unique position to help retailers and foodservice operators create differentiated coffee programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions.

Raw Materials and Supplies
Our primary raw material is green coffee, an agricultural commodity. The bulk of the world's green coffee supply is grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, political unrest, tariffs, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations can affect the price of green coffee. Additionally, green specialty coffees sell at a premium to other green coffees because they taste cleaner, fresher, have less overall defects, offer improved cup quality and cost more to produce. The cost spread between specialty and non-specialty coffees is widening as the demand for specialty coffees continues to grow with only a limited supply to satisfy the demand and thus cost volatility can be expected to be even more pronounced.
Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). Large coffee organizations such as larger producers, the CCF and the ICO may release information from time to time that can affect coffee prices.
Other raw materials used in the manufacture of our tea and culinary products include a wide variety of spices, such as pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. In fiscal 2011 and in the first half of fiscal 2012, fluctuations in commodity prices, specifically green coffee commodity prices, had a material effect on our operating results.

Trademarks and Licenses
We own 161 registered trademarks which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. Additionally, in connection with the DSD Coffee Business acquisition, the Company and Sara Lee entered into certain operational agreements that include trademark and formula license agreements. In February 2012, the trademark agreements and formula license agreements with Sara Lee were assigned to the J.M. Smucker Company ("J.M. Smucker") as part of an acquisition transaction between J.M. Smucker and Sara Lee.
Seasonality
We experience some seasonal influences. The winter months are generally the strongest sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer and early fall months from seasonal businesses located in vacation areas and from grocery retailers ramping up inventory for the winter selling season.
Distribution
Most sales are made “off-truck” to our customers at their places of business by our RSR's who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. We serve our customers from six distribution centers strategically located for national coverage. Our distribution trucks are replenished from 117 branch warehouses located throughout the contiguous United States. We operate our own trucking fleet to support our long-haul distribution requirements. A portion of our products is distributed by third parties or is direct shipped via common carrier. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply.
Customers
We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hotels, casinos, hospitals, foodservice providers, convenience stores, gourmet coffee houses, bakery/café chains, national drugstore chains, large regional and national grocery and specialty food retailers, QSR's and gaming establishments. Within our DSD channel, we believe on-premise customer contact, our large distribution network, and our relationship-based high quality service model are integral to our past and future success. Although no single customer represents a significant concentration of sales, we have several large national account customers and the loss of one or more of our large customer accounts is likely to have a material adverse effect on our results of operations.
Competition
We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Donuts and Kraft Foods Inc. (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., Starbucks Coffee Company and Peet’s Coffee & Tea, Inc. As many of our customers are small foodservice operators, we also compete with club stores such as Costco and Restaurant Depot. We believe our longevity, the quality of our products, our national distribution network and our comprehensive and superior customer service are the major factors that differentiate us from our competitors.
Competition is robust and is primarily based on products and price, with distribution and service often a major factor. Most of our customers rely on us for distribution; however, some of our customers use third party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low cost provider with little concern about service, while others find great value in the service programs we provide. We compete well when quality, service and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.
Working Capital
We finance our operations internally and through borrowings under our $75.0 million senior secured revolving credit facility which is administered by Wells Fargo Bank, National Association (“Wells Fargo”). We believe this credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
Foreign Operations
We have no material revenues from foreign operations.

Other
On June 30, 2013 we employed 1,793 employees, 622 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment, or otherwise relating to protection of the environment, has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
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
THE RESTATEMENT OF OUR HISTORICAL FINANCIAL STATEMENTS HAS ALREADY CONSUMED, AND MAY CONTINUE TO CONSUME, A SIGNIFICANT AMOUNT OF OUR TIME AND RESOURCES AND MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.
As discussed in Note 2, “Restatement,” and Note 19, “Selected Quarterly Financial Data (Unaudited),” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K, we have restated in this Form 10-K our consolidated financial statements for certain prior periods to correct certain errors in those financial statements. The errors related to our accounting for certain postretirement benefit obligations for our retiree medical plan, failure to timely adopt accounting guidance relating to a postretirement death benefit, when originally issued, and failure to record the appropriate amounts reflecting the cash surrender value of life insurance policies purchased to fund the postretirement death benefit.

We cannot be certain that the measures we have taken since we completed the restatement process will ensure that restatements will not occur in the future. The restatement may affect investor confidence in the accuracy of our financial disclosures, may raise reputational issues for our business and may result in a decline in share price and stockholder lawsuits related to the restatement. The restatement process was resource-intensive and involved a significant amount of internal resources, including attention from management, and significant accounting costs. Although we have now completed the restatement, we cannot guarantee that we will not receive inquiries from the SEC or The Nasdaq Stock Market LLC (“NASDAQ”) regarding our restated financial statements or matters relating thereto. Any future inquiries from the SEC or NASDAQ as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our internal resources and result in additional legal and accounting costs.

WE CANNOT ASSURE INVESTORS THAT WE WILL BE ABLE TO FULLY ADDRESS THE MATERIAL WEAKNESS IN OUR INTERNAL CONTROLS THAT LED TO OUR RESTATEMENT, OR THAT REMEDIATION EFFORTS WILL PREVENT MATERIAL WEAKNESSES IN THE FUTURE.

We have identified control deficiencies in our financial reporting process that constituted a material weakness in our controls over our accounting for and reporting of other postretirement benefit obligations, leading to the restatement of certain prior period financial statements. Specifically, our controls did not properly identify the failure to apply generally accepted accounting principles with respect to the accounting for death benefits and the related cash surrender value of life insurance, and did not properly detect when changes or amendments to other postretirement benefit plans occurred that should have resulted in changes to the related benefit plan obligations. As a result, material errors to the recorded postretirement benefit liability, postretirement death benefit liability and cash surrender value of life insurance purchased to fund the postretirement death benefit occurred and were not timely detected.

We are currently evaluating the controls and procedures we will design and put in place to address this material weakness and plan to implement appropriate measures as part of this effort. If we are unsuccessful in remediating the material weakness, or if we suffer other deficiencies or material weaknesses in the future, it could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial reporting and negatively affect the trading price of our common stock.

INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.
Our primary raw material is green coffee, an agricultural commodity. The bulk of the world's green coffee supply is grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, political unrest, tariffs, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. In fiscal 2012, the market for green Arabica coffee increased approximately 80% per pound compared to the prior fiscal year. Although green coffee prices decreased significantly in fiscal 2013, there can be no assurance that green coffee prices will remain at these levels in the future. Additionally, green specialty coffees sell at a premium to other green coffees because they taste cleaner, fresher, have less overall defects, offer improved cup quality and cost more to produce. The cost spread between specialty and non-specialty coffees is widening as the demand for specialty coffees continues to grow with only a limited supply to satisfy the demand and thus cost volatility can be expected to be even more pronounced.
Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). Large coffee organizations such as larger producers, the CCF and the ICO may release information from time to time that can affect coffee prices.
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
Some of the Arabica coffee beans of the quality we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships with coffee brokers, exporters or growers deteriorate, we may be unable to procure a sufficient quantity of high quality coffee beans at prices acceptable to us or at all. In such cases, we may not be able to fulfill the demand of our existing customers, supply new customers or expand other channels of distribution.
Maintaining a steady supply of green coffee is essential to be able to keep inventory levels low and, at the same time, secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee for delivery, in some instances, up to 18 months in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run.
DECLINES IN GREEN COFFEE COMMODITY PRICES MAY NOT BE IMMEDIATELY REFLECTED IN OUR COST OF GOODS SOLD AND MAY INCREASE VOLATILITY IN OUR RESULTS.
We routinely purchase exchange traded coffee contracts to enable us to lock in green coffee prices within a pre-established range, and hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Beginning April 1, 2013, we implemented procedures to enable us to account for certain coffee-related derivatives as accounting hedges. Accounting rules require that at the end of each reporting period we value those open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges by marking them to period-end market price and including in our financial results the unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in. If the period-end green coffee commodity prices decline below our locked-in price for these contracts, we will be required to recognize the resulting losses in our results of operations. Although such losses are expected to be offset by future derivative gains as the coffee market changes, recovered through operating income as a result of lower cost of goods assigned to the related coffee or recovered from customers for whom contracts were purchased for their accounts, such transactions could cause volatility in our results because the recognition of losses and the offsetting gains may occur in different fiscal periods. Rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory. Open contracts associated with these hedging activities are described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-K.
WE FACE EXPOSURE TO OTHER COMMODITY COST FLUCTUATIONS, WHICH COULD IMPACT OUR MARGINS AND PROFITABILITY.
We are exposed to cost fluctuations in other commodities, including milk, spices, natural gas and gasoline. Our key packaging materials include plastic resins derived from petroleum, including polyethylene terephthalate (PET) and polypropylene resin used for plastic bottles and film packaging used for our roasted coffees, closures, cardboard and paperboard cartons. Some of these raw materials and supplies are available from a limited number of suppliers or are in shortest supply when seasonal demand is at its peak. In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like green coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. To the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

INCREASE IN THE COST, DISRUPTION OF SUPPLY OR SHORTAGE OF ENERGY OR FUEL COULD AFFECT OUR PROFITABILITY.
We operate a large fleet of trucks and other motor vehicles to distribute and deliver our products to customers. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our plants and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources in North America that may be caused by increasing demand or by events such as natural disasters, power outages, or the like, would increase our operating costs and negatively impact our profitability.
IMPAIRMENT CHARGES RELATED TO OUR INDEFINITE-LIVED INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.
Indefinite-lived intangible assets (other than goodwill) are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. An indefinite-lived intangible asset (other than goodwill) is deemed impaired if its estimated fair value is less than its carrying value. Failure to achieve our forecasted operating results, due to weakness in the economic environment or other factors, and declines in our market capitalization, among other things, could result in further impairment of our indefinite-lived intangible assets and adversely affect our operating results.
OUR LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND LIMIT OUR ABILITY TO REACT TO CHANGES IN THE ECONOMY OR OUR INDUSTRY.
We have a $75.0 million senior secured revolving credit facility. As of September 30, 2013, we had estimated outstanding borrowings of $20.3 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $36.8 million. Maintaining a large loan balance under our credit facility could adversely affect our business and limit our ability to plan for or respond to changes in our business. Additionally, a portion of our borrowings under the credit facility are at variable rates of interest, exposing us to the risk of interest rate volatility, which could lead to an increase in our net loss. Our debt obligations could also:

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

RESTRICTIVE COVENANTS IN OUR CREDIT FACILITY MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.
Our credit facility contains various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	sell assets;

•	create liens on certain assets to secure debt; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

Our credit facility also contains restrictive covenants that require the Company and its subsidiaries to satisfy financial condition and liquidity tests. Our ability to meet those tests may be affected by events beyond our control, and there can be no assurance that we will meet those tests. The breach of any of these covenants or our failure to meet the financial condition or liquidity tests could result in a default under the credit facility, and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.
OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH THE CURRENT ECONOMIC CLIMATE.
Our success depends to a significant extent on a number of factors that affect discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence, which have deteriorated due to recent economic conditions. In a slow economy, businesses and individuals scale back their discretionary spending on travel and entertainment, including “dining out” as well as the purchase of high-end consumables like specialty coffee. Economic conditions may also cause businesses to reduce travel and entertainment expenses, and may even cause office coffee benefits to be eliminated. The recent economic downturn and decrease in consumer spending may continue to adversely impact our revenues, and may affect our ability to market our products or otherwise implement our business strategy. Additionally, many of the effects and consequences of the global financial crisis and broader global economic downturn are currently unknown; any one or all of them could potentially have a material adverse effect on our liquidity and capital resources, including our ability to sell third party securities in which we have invested some of our short-term assets or raise additional capital, if needed, or the ability of our lenders to honor draws on our credit facility, or otherwise negatively affect our business, financial condition, operating results and cash flows.
WE RELY ON INFORMATION TECHNOLOGY AND ARE DEPENDENT ON ENTERPRISE RESOURCE PLANNING SOFTWARE IN OUR OPERATIONS. ANY MATERIAL FAILURE, INADEQUACY, INTERRUPTION OR SECURITY FAILURE OF THAT TECHNOLOGY COULD AFFECT OUR ABILITY TO EFFECTIVELY OPERATE OUR BUSINESS.
We rely on information technology systems across our operations, including management of our supply chain, point-of-sale processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively and continuously, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could result in delays in processing replenishment orders from our branch warehouses, an inability to record product sales and reduced operational efficiency. Significant capital investments could be required to remediate any potential problems.
In addition, if we are unable to prevent security breaches, we may suffer financial and reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers or suppliers. In addition, the disclosure of non-public sensitive information through external media channels could lead to the loss of intellectual property or damage our reputation and brand image.
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

WE ARE LARGELY RELIANT ON MAJOR FACILITIES IN CALIFORNIA, TEXAS AND OREGON FOR PRODUCTION OF OUR PRODUCT LINE.
A significant interruption in operations at any of our manufacturing facilities in Torrance, California (our largest facility); Houston, Texas; or Portland, Oregon, whether as a result of a natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. The majority of our green coffee comes through the Ports of Los Angeles, Long Beach, Houston, San Francisco and Portland. Any interruption to port operations, highway arteries, gas mains or electrical service in these areas could restrict our ability to manufacture and distribute our products for sale and would adversely impact our business.
INCREASED SEVERE WEATHER PATTERNS MAY INCREASE COMMODITY COSTS, DAMAGE OUR FACILITIES AND IMPACT OR DISRUPT OUR PRODUCTION CAPABILITIES AND SUPPLY CHAIN.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Major weather phenomena like El Niño and La Niña are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration, causing improper development of the coffee cherries. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit the availability or increase the cost of key agricultural commodities, such as green coffee, sugar and tea, which are important ingredients for our products. Increased frequency or duration of extreme weather conditions could also damage our facilities, impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.
We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Donuts and Kraft Foods Inc. (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., Starbucks Coffee Company and Peet’s Coffee & Tea, Inc. As many of our customers are small foodservice operators, we also compete with club stores such as Costco and Restaurant Depot. If we do not succeed in differentiating ourselves from our competitors or our competitors adopt our strategies, then our competitive position may be weakened. In addition, from time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures, however, also may restrict our ability to increase prices in response to commodity and other cost increases. Our results of operations will be adversely affected if our profit margins decrease, as a result of a reduction in prices or an increase in costs, and if we are unable to increase sales volumes to offset those profit margin decreases.
VOLATILITY IN THE EQUITY MARKETS OR INTEREST RATE FLUCTUATIONS COULD SUBSTANTIALLY INCREASE OUR PENSION FUNDING REQUIREMENTS AND NEGATIVELY IMPACT OUR FINANCIAL POSITION.
At June 30, 2013, the projected benefit obligation under our single employer defined benefit pension plans was $132.2 million and the fair value of plan assets was $92.4 million. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements.
OUR SALES AND DISTRIBUTION NETWORK IS COSTLY TO MAINTAIN.
Our sales and distribution network requires a large investment to maintain and operate. Costs include the fluctuating cost of gasoline, diesel and oil, costs associated with managing, purchasing, leasing, maintaining and insuring a fleet of delivery vehicles, the cost of maintaining distribution centers and branch warehouses throughout the country, and the cost of hiring, training and managing our RSR's. Many of these costs are beyond our control, and many are fixed rather than variable. Some competitors use alternate methods of distribution that fix, control, reduce or eliminate many of the costs associated with our method of distribution.
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
CHANGES IN CONSUMER PREFERENCES COULD ADVERSELY AFFECT OUR BUSINESS.
Our continued success depends, in part, upon the demand for coffee. We believe that competition from other beverages continues to dilute the demand for coffee. Consumers who choose soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages reduce spending on coffee. Consumer trends away from coffee could negatively impact our business.
WE ARE SELF-INSURED AND OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of June 30, 2013, this letter of credit continues to serve as a security deposit and has been reduced to $5.4 million.

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
OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM PERIOD TO PERIOD WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.
Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition from existing or new competitors in our industry, changes in consumer preferences, and our ability to manage inventory and fulfillment operations and maintain gross margins. At the end of each quarter, we record the expected effect of the liquidation of last in, first out ("LIFO") inventory quantities, if any, and record the actual impact at fiscal year-end. Fluctuations in our operating results as a result of these factors or for any other reason, could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
OPERATING LOSSES MAY CONTINUE AND, AS A RESULT, COULD LEAD TO INCREASED LEVERAGE WHICH MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We have incurred operating losses and net losses in each of the prior three fiscal years. If our current strategies are unsuccessful we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline leading to deterioration in our credit rating, which could limit the availability of additional financing and increase the cost of obtaining financing. In addition, an increase in leverage could raise the likelihood of a financial covenant breach which in turn could limit our access to existing funding under our credit facility.
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
GOVERNMENT REGULATIONS AFFECTING THE CONDUCT OF OUR BUSINESS COULD INCREASE OUR OPERATING COSTS, REDUCE DEMAND FOR OUR PRODUCTS OR RESULT IN LITIGATION.
The conduct of our business, including the production, distribution, sale, advertising, marketing, labeling, safety, transportation and use of many of our products, are subject to various federal, state and local laws and regulations. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws relating to product labeling, advertising and marketing practices; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. For example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. The Council for Education and Research on Toxics has filed suit against a number of companies, including CBI, which sell coffee in California for allegedly failing to issue clear and reasonable warnings that the coffee they produce, distribute and/or sell contains acrylamide in accordance with Proposition 65.
Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers or remove acrylamide from finished products (which may be impossible). If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging deliveries. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations.
COMPLIANCE WITH REGULATIONS AFFECTING PUBLICLY TRADED COMPANIES HAS RESULTED IN INCREASED COSTS AND MAY CONTINUE TO RESULT IN INCREASED COSTS IN THE FUTURE.

We are subject to laws, rules and regulations of federal and state regulatory authorities, including NASDAQ and financial market entities, charged with the protection of investors and the oversight of publicly traded companies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued new regulations and continue to develop additional regulations, most notably the Sarbanes-Oxley Act of 2002 (“SOX”) and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm's audit of the effectiveness of our internal control over financial reporting, have required, and continue to require, the commitment of significant financial and management resources. To the extent that we identify areas of our disclosure controls and procedures and/or internal controls requiring improvement (such as the material weakness in internal controls as of June 30, 2013 discussed in Part II, Item 9A of this Form 10-K), we may have to incur additional costs and divert management's time and attention. Because these regulations are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Failure to comply with such regulations could have a material adverse effect on our business and stock price.

CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY DISSUADE POTENTIAL INVESTORS FROM PURCHASING OUR STOCK, MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN A LOWER TRADING PRICE FOR OUR STOCK THAN IF OWNERSHIP OF OUR STOCK WAS LESS CONCENTRATED.
As of October 8, 2013, members of the Farmer family or entities controlled by the Farmer family (including trusts) comprising a group for purposes of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act"), beneficially owned approximately 36.9% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
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
Our largest and most significant facility is our corporate headquarters in Torrance, California. Our Torrance facility is a manufacturing facility and the distribution hub for our long-haul trucking fleet and houses our primary administrative offices. Coffee purchasing, roasting, grinding, packaging and product development takes place at our Torrance, California; Portland, Oregon; and Houston, Texas plants. Spice blending, grinding, packaging and product development takes place at our Torrance, California plant. Our distribution centers include our Torrance, Portland and Houston plants as well as distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey.
We stage our products in 117 branch warehouses throughout the contiguous United States. These branch warehouses and our six distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 2,500 to 50,000 square feet.
Approximately 54% of our facilities are leased with a variety of expiration dates through 2020, although our two largest facilities, in Torrance and Houston, are owned. The lease on the Portland facility expires in 2018 and has a 10 year renewal option.
We believe our plants, distribution centers and branch warehouses will continue to provide adequate capacity for the foreseeable future. A complete list of properties operated by Farmer Bros. is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Item 3.	Legal Proceedings
On August 31, 2012, the Council for Education and Research on Toxics (“CERT”) filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has requested that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65. The Company has joined a Joint Defense Group and, along with the other co-defendants, has answered the complaint, and the pleadings stage of case has been completed. Discovery in preparation for trial recently commenced, following a stay while summary adjudication was resolved in a related case. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
We are party to various other pending legal and administrative proceedings. It is our opinion that the outcome of such proceedings will not have a material impact on our financial position, results of operations, or cash flows.

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

	Fiscal year ended June 30, 2013			Fiscal year ended June 30, 2012
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$10.15	$7.00	$—	$12.45	$4.43	$—
2nd Quarter	$15.37	$8.96	$—	$8.00	$4.96	$—
3rd Quarter	$15.00	$12.23	$—	$12.25	$7.67	$—
4th Quarter	$16.90	$13.39	$—	$10.92	$6.73	$—
Holders
As of October 8, 2013, there were approximately 2,300 holders of record and the closing price of our common stock on NASDAQ was $15.81. Determination of holders of record is based upon the number of record holders and individual participants in security position listings.
Dividends
Although historically the Company has paid a dividend to stockholders, in light of the Company’s current financial position, the Company’s Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of this report, and Note 12, “Bank Loan,” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.

Equity Compensation Plan Information
This information appears in Part III, Item 12 of this report.

Performance Graph
The chart set forth below shows the value of an investment of $100.00 at the close of trading on June 30, 2007 in each of Farmer Bros. Co. common stock, the Russell 2000 Index and the Value Line Food Processing Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year. The historical stock price performance of the Company’s common stock shown in the performance graph below is not necessarily indicative of future stock price performance.
Comparison of Five-Year Cumulative Total Return
Farmer Bros. Co., Russell 2000 Index and Value Line Food Processing Index
(Performance Results Through June 30, 2013)

	2008	2009	2010	2011	2012	2013
Farmer Bros. Co.	$100.00	$110.48	$74.53	$51.06	$40.08	$70.79
Russell 2000 Index	$100.00	$74.99	$91.11	$125.19	$122.59	$152.26
Value Line Food Processing Index	$100.00	$95.02	$116.36	$150.71	$163.75	$196.43
Source: Value Line Publishing, LLC

Item 6.	Selected Financial Data
As discussed in Note 2, “Restatement,” and Note 19, “Selected Quarterly Financial Data (Unaudited),” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K, we have restated in this Form 10-K our consolidated financial statements for certain prior periods to correct certain errors in those financial statements. The errors related to our accounting for certain postretirement benefit obligations for our retiree medical plan, failure to timely adopt accounting guidance relating to a postretirement death benefit, when originally issued, and failure to record the appropriate amounts reflecting the cash surrender value of life insurance policies purchased to fund the postretirement death benefit. The financial statements and data for the restated periods also reflect certain other immaterial adjustments and reclassifications to conform to the current year presentation.

The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Form 10-K.

The consolidated statements of operations data set forth below for the fiscal years ended June 30, 2013, 2012 and 2011, and the consolidated balance sheet data as of June 30, 2013 and 2012, are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statements of operations data set forth below for the fiscal years ended June 30, 2010 and 2009, and the consolidated balance sheet data as of June 30, 2011, 2010 and 2009, has been restated to conform to the consolidated financial statements included in this Form 10-K.

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009(1)
		As Restated	As Restated	As Restated	As Restated
Consolidated Statement of Operations Data (in thousands, except per share data):
Net sales	$509,964	$495,442	$463,945	$450,318	$341,724
Cost of goods sold	$318,825	$322,540	$306,458	$254,686	$180,321
Loss from operations	$(4,095)	$(22,114)	$(70,367)	$(40,599)	$(14,306)
Loss from operations per common share	$(0.26)	$(1.43)	$(4.67)	$(2.73)	$(0.99)
Net loss(2)(3)	$(8,462)	$(26,576)	$(52,033)	$(25,359)	$(34,142)
Net loss per common share-basic and diluted	$(0.54)	$(1.72)	$(3.45)	$(1.71)	$(2.35)
Cash dividends declared per common share	$—	$—	$0.18	$0.46	$0.46

	June 30,
	2013	2012	2011	2010	2009(1)
		As Restated	As Restated	As Restated	As Restated
Consolidated Balance Sheet Data (in thousands, except per share data):
Total assets(4)	$244,136	$257,916	$292,050	$342,084	$334,244
Capital lease obligations(5)	$12,168	$15,867	$8,636	$3,861	$1,252
Long-term borrowings under revolving credit facility	$10,000	$—	$—	$—	$—
Long-term derivative liability	$1,129	$—	$—	$—	$—
Total liabilities(6)	$162,298	$174,364	$158,635	$180,341	$139,048
_____________
(1) Includes the results of operations of the DSD Coffee Business since its acquisition by the Company effective February 28, 2009.

(2) Includes: (a) $0.1 million in impairment losses on intangible assets, $34,000 in pension curtailment expense, $1.1 million in beneficial effect of liquidation of LIFO inventory quantities and $4.5 million in net gains from sales of assets, primarily real estate, in fiscal 2013; (b) $5.6 million in impairment losses on goodwill and intangible assets, $4.6 million in pension withdrawal expense, $14.2 million in beneficial effect of liquidation of LIFO inventory quantities and $1.4 million in net gains from sales of assets, primarily real estate, in fiscal 2012; (c) $7.8 million in impairment losses on intangible assets, $1.5 million in pension curtailment expense, $1.1 million in beneficial effect of liquidation of LIFO inventory quantities, $1.4 million in net gains from sales of assets, primarily real estate, and $13.4 million in income tax benefit in fiscal 2011; (d) $0.8 million in beneficial effect of liquidation of LIFO inventory quantities and $2.5 million in income tax benefit in fiscal 2010; and (e) a deferred tax asset valuation allowance of $20.4 million recorded as income tax expense in fiscal 2009. Excludes in fiscal 2013, $7.9 million in losses from coffee-related derivatives designated as cash flow hedges.

(3)
Net loss, as restated, compared to net loss, as originally reported, reflects a decrease (increase) of $2.8 million, $2.3 million, $(1.4) million and $(0.9) million in fiscal 2012, 2011, 2010 and 2009, respectively. Net loss per common share—basic and diluted, as restated, compared to net loss per common share—basic and diluted, as originally reported, reflects a decrease (increase) of $0.17, $0.16, $(0.10) and $(0.06) in fiscal 2012, 2011, 2010 and 2009, respectively.

(4) Total assets, as restated, compared to total assets, as originally reported, reflects a $2.2 million, $2.1 million, $2.9 million and $2.7 million increase in cash surrender value of life insurance policies purchased to fund the postretirement death benefit in fiscal 2012, 2011, 2010 and 2009, respectively, included in "Other assets" on our consolidated balance sheets.
(5) Excludes imputed interest.
(6) Total liabilities, as restated, compared to total liabilities, as originally reported, reflects (a) an $8.1 million, $6.4 million, $6.4 million and $5.1 million increase in accrued postretirement benefits in fiscal 2012, 2011, 2010 and 2009, respectively, related to the postretirement death benefit; and (b) a $(20.7) million and $(11.2) million reduction in accrued postretirement benefits in fiscal 2012 and 2011, respectively, related to the retiree medical plan. See Note 2, “Restatement.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2013, 2012 and 2011 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the “Risk Factors” described in Part I, Item 1A of this report.
Restatement of Previously Issued Financial Statements
As discussed in Note 2, “Restatement,” and Note 19, “Selected Quarterly Financial Data (Unaudited),” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K, we have restated in this Form 10-K our consolidated financial statements for the fiscal years ended June 30, 2012 and 2011 and our unaudited quarterly financial data for each of the quarters in the fiscal year ended June 30, 2012 and for the first three quarters in the fiscal year ended June 30, 2013. Specifically, we have restated our consolidated financial statements as a result of certain errors related to our accounting for certain postretirement benefit obligations for our retiree medical plan, failure to timely adopt accounting guidance relating to a postretirement death benefit, when originally issued, and failure to record the appropriate amounts reflecting the cash surrender value of life insurance policies purchased to fund the postretirement death benefit. The financial statements and data for the restated periods also reflect certain other immaterial adjustments and reclassifications to conform to the current year presentation. The combined impact of these adjustments to the applicable line items in our consolidated financial statements is set forth in Notes 2 and 19 of the Notes to Consolidated Financial Statements.
Management has also concluded that, as of June 30, 2013, our internal controls over financial reporting were not effective due to a material weakness in our controls over our accounting for and reporting of other postretirement benefit obligations. See “Controls and Procedures” included in Part II, Item 9A of this Form 10-K.

Overview
We are a manufacturer, wholesaler and distributor of coffee, tea and culinary products. We are a direct distributor of coffee to restaurants, hotels, casinos, offices, QSR's, convenience stores, healthcare facilities and other foodservice providers, as well as private brand retailers in the QSR, grocery, drugstore, restaurant, convenience store and independent coffeehouse channels. We were founded in 1912, were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Since 2007, Farmer Bros. has achieved growth, primarily through the acquisition in 2007 of CBH, the parent company of CBI, a specialty coffee manufacturer and wholesaler headquartered in Portland, Oregon, and the acquisition in 2009 from Sara Lee of certain assets used in connection with the DSD Coffee Business.

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
Derivative Instruments
We routinely purchase exchange traded coffee contracts to enable us to lock in green coffee prices within a pre-established range, and hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. The fair value of derivative instruments is based upon broker quotes. Beginning April 1, 2013, we implemented procedures following the guidelines of Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging," to enable us to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. As a result, in the fourth quarter of fiscal 2013, a portion of the gains and losses from re-valuing the coffee-related derivative contracts to their market prices is being recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet and subsequently reclassified to cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2013, approximately 89% of our outstanding coffee-related derivatives were designated as cash flow hedges. At June 30, 2012, no derivative instruments were designated as accounting hedges. Changes in fair value of all derivative instruments designated as cash flow hedges are recorded in other comprehensive income (loss) ("OCI"). The portion of open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our results of operations.
The Company had $8.1 million and $1.6 million, respectively, in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at June 30, 2013 and 2012 which is classified as a current asset. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements.
Allowance for Doubtful Accounts
We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. Due to improved collection of our outstanding receivables, in fiscal 2013 and 2012, we decreased the allowance for doubtful accounts by $0.8 million and $1.0 million, respectively.
Inventories
Inventories are valued at the lower of cost or market. We account for coffee, tea and culinary products on a LIFO basis, and coffee brewing equipment manufactured on a first in, first out ("FIFO") basis. We regularly evaluate our inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, we record the expected effect of the liquidation of LIFO inventory quantities, if any, and record the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time.
If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. In fiscal 2013, 2012 and 2011, the beneficial effect of this liquidation of LIFO inventory quantities reduced cost of goods sold and net loss in the amounts of $1.1 million, $14.2 million and $1.1 million, respectively.
In fiscal 2013, as a result of optimizing and simplifying our product portfolio and discontinuing over 800 SKU's, we established a reserve for slow-moving and obsolete inventory in the amount of $0.7 million.
Impairment of Goodwill and Indefinite-lived Intangible Assets
We perform our annual impairment test of goodwill and/or other indefinite-lived intangible assets as of June 30 of each fiscal year. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of our reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values.
In our annual test of impairment in the fourth quarter of fiscal 2012, we identified indicators of impairment including a decline in market capitalization and continuing losses from operations. We performed impairment tests to determine the recoverability of the carrying values of the assets or if impairment should be measured. We were required to make estimates of the fair value of our intangible assets, and all assets of CBI, the reporting unit. As a result of these impairment tests, we determined that our trademarks acquired in connection with the CBI acquisition were impaired and that the carrying value of all of the assets of CBI excluding goodwill exceeded their estimated fair values resulting in an implied fair value of zero for CBI's goodwill. Accordingly, in the fourth quarter of fiscal 2012, we recorded total impairment charges of $5.6 million including $5.1 million in impairment losses on goodwill, which is included in operating expenses. As of June 30, 2012, goodwill was written down to zero.
In our annual test of impairment in the fourth quarter of fiscal 2013, we determined that the book value of a certain trademark acquired in connection with the DSD Coffee Business acquisition was higher than the present value of the estimated future cash flows and concluded that the trademark was impaired. As a result, we recorded an impairment charge of $0.1 million to earnings in the fourth quarter of fiscal 2013.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. In our annual test of impairment as of the end of fiscal 2011, we determined that definite-lived intangible assets consisting of the customer relationships acquired, and the distribution agreement and co-pack agreement entered into, in connection with the DSD Coffee Business acquisition were impaired. As a result, in fiscal 2011 we recorded an impairment charge of $7.8 million in operating expenses.
Self-Insurance
We are self-insured for California workers’ compensation insurance subject to specific retention levels and use historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims. The estimated outstanding losses are the accrued cost of unpaid claims valued as of June 30, 2013. The estimated outstanding losses, including allocated loss adjustment expenses (“ALAE”), include case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.
In fiscal 2013, we increased our estimate of expected future expenses resulting from workers’ compensation claims by $1.3 million. Management believes that the amount recorded at June 30, 2013 is adequate to cover all known claims at

June 30, 2013. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results. If our estimate were off by as much as 15%, the reserve could be under or overstated by approximately $1.0 million as of June 30, 2013.
In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result, we were required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of June 30, 2013, this letter of credit continues to serve as a security deposit and has been reduced to $5.4 million.
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
Retirement Plans
We have a defined benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan (the “Farmer Bros. Plan”), for the majority of our employees who are not covered under a collective bargaining agreement, and two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the "Brewmatic Plan" and the "Hourly Employees’ Plan"). In addition, we contribute to a multiemployer defined benefit pension plan and a multiemployer defined contribution plan for certain union employees.
In the fourth quarter of fiscal 2013, we determined that we would shut down our equipment refurbishment operations in Los Angeles, California and move them to our Oklahoma City distribution center effective August 30, 2013. Due to this shut down, all hourly employees responsible for these operations in Los Angeles were terminated and their pension benefits in the Brewmatic Plan were frozen effective August 30, 2013. As a result, we recorded a pension curtailment expense of $34,000 in the fourth quarter of fiscal 2013 which is included in “Selling expenses” in our consolidated statement of operations for the fiscal year ended June 30, 2013 and in "Accrued pension liabilities" on our consolidated balance sheet at June 30, 2013.
We amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. However, account balances continue to be credited with interest until paid out. As a result, we recorded a pension curtailment expense of $1.5 million in the fourth quarter of fiscal 2011 for the Farmer Bros. Plan. As all plan participants became inactive following this curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants. Beginning in fiscal 2012, pension expense is significantly lower than in prior fiscal years due to this curtailment.
We obtain actuarial valuations for our plans and in fiscal 2013 we discounted the pension obligations using a 4.5% discount rate and we estimated an 8.0% long-term return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.
At June 30, 2013, the projected benefit obligation under our single employer defined benefit pension plans was $132.2 million and the fair value of plan assets was $92.4 million. The difference between the projected benefit obligation and the fair value of plan assets is recognized as a decrease in OCI and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit costs and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost and increase our future funding requirements. For the fiscal year ended June 30, 2013, we made $1.8 million in contributions to these plans and accrued $1.2 million in expense. We expect to make approximately $1.3 million in contributions to our single employer defined benefit pension plans in fiscal 2014 and accrue expense of approximately $0.7 million per year beginning in fiscal 2014. These pension payments are expected to continue at this level for several years, and the current economic environment increases the risk that we may be required to make even larger contributions in the future.

The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed rate of return on plan assets for fiscal 2014:

	(Dollars in thousands)
Farmer Bros. Plan Discount Rate	4.0%	Actual 4.5%	5.0%
Net periodic benefit cost	$354	$316	$265
Projected benefit obligation	$134,844	$126,205	$118,424

Farmer Bros. Plan Rate of Return	7.5%	Actual 8.0%	8.5%
Net periodic benefit cost	$743	$316	$(112)

Brewmatic Plan Discount Rate	4.0%	Actual 4.5%	5.0%
Net periodic benefit cost	$14	$16	$17
Projected benefit obligation	$4,164	$3,946	$3,749

Brewmatic Plan Rate of Return	7.5%	Actual 8.0%	8.5%
Net periodic benefit cost	$30	$16	$1

Hourly Employees’ Plan Discount Rate	4.0%	Actual 4.5%	5.0%
Net periodic benefit cost	$441	$403	$374
Projected benefit obligation	$2,232	$2,056	$1,900

Hourly Employees' Plan Rate of Return	7.5%	Actual 8.0%	8.5%
Net periodic benefit cost	$409	$403	$396
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
After consideration of positive and negative evidence, including the recent history of losses, we cannot conclude that it is more likely than not that we will generate future earnings sufficient to realize our deferred tax assets as of June 30, 2013. Accordingly, a valuation allowance of $82.5 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $3.1 million, $20.7 million and $13.3 million in the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Deferred tax assets were $84.7 million as of June 30, 2013 compared to $83.1 million in fiscal 2012 and $67.1 million in fiscal 2011. In fiscal 2012, deferred tax assets increased primarily due to net loss carryovers and a decrease in expected pension asset values related to a change in actuarial assumptions.
Postretirement Benefits
We sponsor a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, our contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, but subject to a maximum monthly Company contribution. Our retiree medical, dental and vision plan is unfunded and its liability was calculated using an assumed discount rate of 4.8% at June 30, 2013. We project an initial medical trend rate of 7.0% in fiscal 2013, and 6.5% in fiscal 2014, ultimately reducing to 5.0% in 4 years.
We also provide a postretirement death benefit to certain of our employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement, and certain other conditions related to the manner of employment termination and manner of death. We record the actuarially determined liability for the present value of the postretirement death benefit. We have purchased life insurance policies to fund the postretirement death benefit wherein we own the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. We record an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
Share-based Compensation
We measure all share-based compensation cost at the grant date, based on the fair value of the award, and recognize such cost as an expense in our consolidated statements of operations over the requisite service period. The process of estimating the fair value of share-based compensation awards and recognizing share-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2013 and 2012, we used an estimated 6.5% annual forfeiture rate to calculate share-based compensation expense based on actual forfeiture experience from the inception of the Omnibus Plan.
Liquidity and Capital Resources
Credit Facility
On September 12, 2011, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association ("Wells Fargo"), as Agent.
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
The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The Loan Agreement allows us to pay dividends, provided, among other things, certain liquidity requirements are met, the aggregate amount of all such payments in any fiscal year shall not exceed $7.0 million ($1.75 million in any fiscal quarter), and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The Loan Agreement allows the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to us, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or our assets, including our green coffee inventory.
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
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction is intended to manage our interest rate risk related to our borrowings under the revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of June 30, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.19%.
We have not designated our interest rate swap as an accounting hedge. We record the interest rate swap on our consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in “Other, net” in our consolidated statements of operations. In fiscal 2013, we recorded a loss of $25,000 for the change in fair value of our interest rate swap. No such gains or losses were recorded in fiscal 2012.
On June 30, 2013, we were eligible to borrow up to a total of $61.7 million under the credit facility. As of June 30, 2013, we had outstanding borrowings of $19.8 million, including loan extension fees of $0.1 million, utilized $11.6 million of the letters of credit sublimit, and had excess availability under the credit facility of $30.3 million. In connection with entering into the interest rate swap agreement, we reclassified $10.0 million of our borrowings under the credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The weighted average interest rate on our outstanding borrowings under the credit facility was 1.37% at June 30, 2013. We believe that the carrying value of our outstanding borrowings under the credit facility approximates fair value at June 30, 2013 as the credit facility bears interest at a variable interest rate based on prevailing market conditions.
As of June 30, 2013, we were in compliance with all restrictive covenants under the Loan Agreement. On October 3, 2013, we and Wells Fargo entered into a Letter Agreement regarding Waiver of Event of Default (the “Waiver Agreement”) pursuant to which Wells Fargo, as Agent, and the Lenders agreed to waive the event of default arising under the Loan Agreement as a result of our failure to furnish, in a timely manner, our audited consolidated financial statements and unaudited consolidating financial statements, and the accompanying notes thereto, together with the unqualified opinion of independent certified public accountants with respect to the audited consolidated financial statements, for the fiscal year ended June 30, 2013; provided that we furnish to Agent such financial information not later than October 15, 2013. There can be no assurance that the Lenders will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.
As of September 30, 2013, we had estimated outstanding borrowings of $20.3 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $36.8 million. As of September 30, 2013, the weighted average interest rate on our outstanding borrowings under the credit facility was 1.7%.
Liquidity
We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of June 30, 2013, we had $2.7 million in cash and cash equivalents, $8.1 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments and $20.5 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $21.9 million in fiscal 2013 compared to $18.1 million in fiscal 2012 and $33.9 million in fiscal 2011. The increase in net cash provided by operating activities in fiscal 2013 compared to the prior fiscal year was primarily due to lower net loss in fiscal 2013 compared to fiscal 2012.

Net cash used in investing activities decreased to $10.2 million in fiscal 2013 compared to $14.5 million in fiscal 2012 and $17.4 million in fiscal 2011, primarily due to reduced levels of capital expenditures. In fiscal 2013, cash inflow from sales of fixed assets, primarily real estate, was $5.7 million and cash outflow for capital expenditures was $15.9 million. In fiscal 2012, cash inflow from sales of fixed assets, primarily real estate, was $3.0 million and cash outflow for capital expenditures was $17.5 million. In fiscal 2011, cash inflow from sales of fixed assets, primarily real estate, was $2.0 million and cash outflow for capital expenditures was $19.4 million.
Net cash used in financing activities was $12.9 million in fiscal 2013 compared to $5.8 million in fiscal 2012 and $14.6 million in fiscal 2011. Net cash used in financing activities in fiscal 2013 included net repayments on our credit facility of $10.8 million, partially offset by $1.2 million in proceeds from stock option exercises, compared to net repayments of $4.0 million and $8.5 million in fiscal 2012 and fiscal 2011, respectively. In addition, there were no dividend payments in fiscal 2013 and fiscal 2012, compared to dividend payments of $4.7 million in fiscal 2011.
In fiscal 2013, we capitalized $15.9 million in property, plant and equipment purchases which included $9.3 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.5 million in building and facility improvements, $5.0 million in expenditures for vehicles, and machinery and equipment, and $1.1 million in information technology related expenditures.
Our expected capital expenditures for fiscal 2014 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment, and are expected to increase approximately 33% from fiscal 2013 levels.
Our working capital is comprised of the following:

	June 30,
	2013	2012
		As Restated
	(In thousands)
Current assets	$139,749	$136,178
Current liabilities(1)	76,550	86,737
Working capital	$63,199	$49,441
__________
(1) Includes $9.9 million in coffee-related short-term derivative liability in fiscal 2013.
Liquidity Information:

	June 30,
	2013	2012	2011
		As Restated	As Restated
	(In thousands)
Capital expenditures	$15,894	$17,498	$19,416
Dividends paid	$—	$—	$4,657
Results of Operations
Fiscal Years Ended June 30, 2013 and 2012
Overview
In fiscal 2013, green coffee commodity prices continued to fall but fuel costs remained high. Green coffee commodity market prices fell from $1.70 per pound at the end of fiscal 2012 to $1.20 per pound at the end of fiscal 2013. In fiscal 2013 we continued our hedging strategy intended to establish predictable prices for future supply of green coffee with futures contracts that we purchase for certain of our national account customers and for our own account for longer periods of time than was done previously because the cost of coffee significantly declined during the last 12 to 18 months, making these long-term futures contracts relatively less expensive than they had been previously. Net unrealized and realized losses relating to coffee-related derivatives which are not designated as accounting hedges, in accordance with GAAP, are recognized immediately in our consolidated statements of operations as the derivative contracts are re-valued to their market prices. These losses are expected to be offset by future derivative gains as the coffee market changes, recovered through operating income as a result of the lower cost of goods assigned to the related coffee or recovered from customers for whom contracts were purchased for their accounts. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. As a result, beginning in the fourth quarter of fiscal 2013, a portion of the gains and losses from re-valuing the coffee-related derivative contracts to their market prices is being recorded in accumulated other comprehensive income (loss) on our consolidated balance sheet and reclassified to cost of goods sold when the hedged transaction affects earnings. To address the increase in freight and fuel expense, the energy surcharge instituted in fiscal 2011 and 2012 continued in fiscal 2013.
In fiscal 2013, we invested in additional sales and marketing training and product re-branding. We also launched the Artisan Collection by Farmer Brothers™, our premium line of coffees, and the new Farmer Brothers teas. During fiscal 2013, we completed the integration of certain key functions including marketing, green coffee management, national sales and human resources at our Portland and Torrance facilities. We also continued to improve our real-estate asset management by divesting underutilized properties.
Operations
Net sales in fiscal 2013 increased $14.6 million, or 2.9%, to $510.0 million from $495.4 million in fiscal 2012, primarily due to increases in sales of our coffee and tea products.
Cost of goods sold in fiscal 2013 decreased $3.7 million, or 1.1%, to $318.8 million, or 62.5% of net sales, from $322.5 million, or 65.1% of net sales, in fiscal 2012. The decrease in cost of goods sold as a percentage of net sales in fiscal 2013 is primarily due to a 30.8% decrease in the average cost of green coffee purchased and a reduction in inventory, which resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The beneficial effect of this liquidation of LIFO inventory quantities reduced cost of goods sold by $1.1 million compared to $14.2 million in the prior fiscal year.
Gross profit in fiscal 2013 increased $18.2 million, or 10.5%, to $191.1 million from $172.9 million in fiscal 2012. Gross margin increased to 37.5% in fiscal 2013 from 34.9% in the prior fiscal year. The increases in gross profit and gross margin were primarily due to the increase in sales and a 31% decrease in the average cost of green coffee purchased in fiscal 2013.
In fiscal 2013, operating expenses increased $0.2 million, or 0.1%, to $195.2 million, or 38.3% of net sales, from $195.0 million, or 39.4% of net sales, in fiscal 2012. The increase in operating expenses in fiscal 2013 is primarily due to a $10.2 million increase in expenses primarily from our investments in additional sales and marketing training, expenses related to the launch of the Artisan Collection by Farmer Brothers™ and the new Farmer Brothers teas, higher startup costs associated with the increase in national account customers, higher expenses related to severance and storm-related losses in our Moonachie, Oklahoma City and Houston distribution centers, partially offset by a $10.0 million decrease in losses from impairment of goodwill and intangible assets, and pension withdrawal expense.
In our annual test of impairment in the fourth quarter of fiscal 2013, we determined that the book value of a certain trademark acquired in connection with the DSD Coffee Business acquisition was higher than the present value of the estimated future cash flows and concluded that the trademark was impaired. As a result, we recorded an impairment charge of $0.1 million to earnings in the fourth quarter of fiscal 2013.
In the fourth quarter of fiscal 2013, we determined that we would shut down our equipment refurbishment operations in Los Angeles, California and move them to our Oklahoma City distribution center effective August 30, 2013. Due to this shut down, all hourly employees responsible for these operations in Los Angeles were terminated and their pension benefits in the Brewmatic Plan were frozen effective August 30, 2013. As a result, we recorded a pension curtailment expense of $34,000 in the fourth quarter of fiscal 2013 which is included in "Selling expenses" in our consolidated statement of operations for the fiscal year ended June 30, 2013 and in "Accrued pension liabilities" on our consolidated balance sheet at June 30, 2013.
Loss from operations in fiscal 2013 was $(4.1) million compared to $(22.1) million in fiscal 2012, primarily due to the improvement in gross profit.
Total other income (expense)
Total other expense in fiscal 2013 was $5.2 million compared to $4.8 million in fiscal 2012, primarily due to higher net losses on derivatives and investments of $11.1 million in fiscal 2013 compared to $6.2 million in fiscal 2012. The net losses on derivatives and investments were primarily due to net realized and unrealized losses from coffee-related derivative instruments not designated as accounting hedges. Net realized and unrealized losses from coffee-related derivative instruments in fiscal 2013 were $11.3 million compared to $7.3 million in fiscal 2012. The increase in net realized and unrealized coffee-related derivative losses in fiscal 2013 compared to fiscal 2012 is due in large part to the increase in the number of futures contracts combined with a continued decline in coffee commodity costs in fiscal 2013. There was a significant increase in the number of our coffee-related derivative contracts as of June 30, 2013 covering 49.6 million pounds of green coffee compared to 18.2 million pounds of green coffee covered as of June 30, 2012. The increase in the number of such contracts is primarily due to the increase in the number of our national account customers since a majority of the contracts are purchased for their accounts. Additionally, during the first three quarters in fiscal 2013, when none of our coffee-related derivative instruments was designated as an accounting hedge, we recognized in our consolidated statements of operations, the net unrealized and realized losses from the continuing decline in green coffee commodity prices below our locked-in prices as the derivative contracts were re-valued to their market prices. We expect such losses to be offset by future derivative gains as the coffee market changes, recovered through operating income as a result of the lower cost of goods assigned to the related coffee or recovered from customers for whom contracts were purchased for their accounts. For the fiscal year ended June 30, 2013, we recognized $0.4 million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
Total other expense in fiscal 2013 included $4.5 million in net gains from sales of assets, primarily real estate, compared to $1.4 million in net gains from sales of assets, primarily real estate, in fiscal 2012. Total other expense in fiscal 2013 also included $0.8 million in recovery of an account previously deemed uncollectable.
Income taxes
In fiscal 2013, we recorded an income tax benefit of $0.8 million compared to $0.3 million in fiscal 2012. Income tax benefit for fiscal 2013 was primarily attributable to the gain on postretirement benefits. Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740, "Tax Provisions" ("ASC 740"), when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the income tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the income tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal year ended June 30, 2013, we recorded income tax expense of $1.1 million in OCI related to the gain on postretirement benefits, and recorded a corresponding income tax benefit of $1.1 million in continuing operations.
Income tax benefit for fiscal 2012 was primarily attributable to the settlement of certain tax issues with the Internal Revenue Service and the State of California during our exam appeals.  In fiscal 2012, unrecognized tax benefits related to certain tax refunds were released and the resulting benefit was recorded.
Net Loss
As a result of the foregoing factors, net loss decreased to $(8.5) million, or $(0.54) per common share, in fiscal 2013 from $(26.6) million, or $(1.72) per common share, in fiscal 2012.
Fiscal Years Ended June 30, 2012 and 2011
Overview
In fiscal 2012, commodity prices remained high through the first half of the fiscal year and started to fall during the second half of the fiscal year, with the exception of fuel costs which remained high throughout fiscal 2012. We utilized several strategies to minimize the impact of increasing green coffee prices, including the purchase of future coffee contracts, in some instances, up to 18 months in advance of the actual delivery date, to enable us to lock-in green coffee prices within a pre-established range. Although this strategy minimizes the impact of increasing green coffee prices, if green coffee prices decline after we lock the purchase cost, the cost of our purchases reflected in our financial results may be higher compared to the prevailing market cost of green coffee. To address the increase in freight and fuel expense, in fiscal 2011 we instituted an energy surcharge which continued in fiscal 2012.
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
Operations
Net sales in fiscal 2012 increased $31.5 million, or 6.8%, to $495.4 million from $463.9 million in fiscal 2012, primarily due to increases in list prices of our coffee, cappuccino, cocoa and selected spice products implemented in the second half of fiscal 2011, offset in part by the effect of a decrease in the number of customers who purchased our products as compared to the prior fiscal year.
Cost of goods sold in fiscal 2012 increased $16.0 million, or 5.2%, to $322.5 million, or 65.1% of net sales, from $306.5 million, or 66.1% of net sales, in fiscal 2012, primarily due to the increase in net sales. The decrease in cost of goods sold as a percentage of net sales in fiscal 2012 is primarily due to a reduction in coffee inventory, which resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The beneficial effect of this liquidation of LIFO inventory quantities reduced cost of goods sold by $14.2 million in fiscal 2012 compared to $1.1 million in fiscal 2011. This reduction in cost of goods sold was offset, in part, by a 16% increase in the average cost of green coffee purchased in fiscal 2012 compared to the prior fiscal year.
Gross profit in fiscal 2012 increased $15.4 million, or 9.8%, to $172.9 million from $157.5 million in fiscal 2011. Gross margin increased to 34.9% in fiscal 2012 from 34.0% in the prior fiscal year. The increase in gross profit and gross margin is primarily due to the beneficial effect of the liquidation of LIFO inventory quantities and the full year benefit of price increases for our coffee, cappuccino, cocoa and selected spice products in fiscal 2012, offset by changes in the mix of our customers and the products we sell to them and a 16% increase in the average cost of green coffee purchased in fiscal 2012.
In fiscal 2012, operating expenses decreased $32.9 million, or 14.4%, to $195.0 million, or 39.4% of net sales, from $227.9 million, or 49.1% of net sales, in fiscal 2011. The reduction in operating expenses in fiscal 2012 is primarily due to lower payroll and related expenses resulting from a decreased employee headcount, savings from employee benefit plan restructuring and ongoing cost control measures. The decrease in operating expenses was offset, in part, by impairment losses on goodwill and intangible assets in the amount of $5.6 million and charges related to withdrawal from multiemployer pension plans in the amount of $4.6 million.
In our annual test of impairment of long-lived assets, we determined that goodwill and certain trademarks acquired in connection with the CBI acquisition were impaired. Accordingly, in the fourth quarter of fiscal 2012, we recorded total impairment charges of $5.6 million including $5.1 million in impairment losses to write off goodwill.
In fiscal 2012, we withdrew from two multiemployer defined benefit pension plans and recorded a charge of $4.3 million associated with withdrawal from one of these plans, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under one of these multiemployer pension plans were included in our 401(k) plan ("401(k) Plan") and the other defined benefit multiemployer pension plan was replaced with a defined contribution pension plan. The $4.3 million withdrawal expense is included in our consolidated statement of operations for the fiscal year ended June 30, 2012 as “Pension withdrawal expense” and in current and long-term liabilities on our consolidated balance sheet at June 30, 2012. In addition, we recorded $0.3 million in pension withdrawal expense for acquisition-related pension withdrawal liability assumed in connection with the DSD Coffee Business acquisition that was fully paid in fiscal 2012.
Loss from operations in fiscal 2012 was $(22.1) million compared to $(70.4) million in fiscal 2011, due to improvement in gross profit and reduction in operating expenses.
Total other income (expense)
Total other expense in fiscal 2012 was $(4.8) million compared to total other income of $4.9 million in fiscal 2011, primarily due to net derivative losses of $(6.2) million in fiscal 2012 compared to net derivative gains of $1.3 million in fiscal 2011. The net derivative losses and gains were primarily due to coffee-related futures contracts.

Income taxes
In fiscal 2012, we recorded an income tax benefit of $0.3 million compared to $13.4 million in fiscal 2011. Income tax benefit for fiscal 2012 was primarily attributable to the settlement of certain tax issues with the Internal Revenue Service and the State of California during our exam appeals.  In fiscal 2012, unrecognized tax benefits related to certain tax refunds were released and the resulting benefit was recorded.
Income tax benefit for fiscal 2011 was primarily attributable to gains on postretirement benefits.  Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the income tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the income tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal year ended June 30, 2011, we recorded an income tax expense of $14.1 million in OCI related to the gain on postretirement benefits, and recorded a corresponding income tax benefit of $14.1 million in continuing operations.
Net Loss
As a result of the foregoing factors, net loss decreased to $(26.6) million, or $(1.72) per common share, in fiscal 2012 compared to a net loss of $(52.0) million, or $(3.45) per common share, in fiscal 2011.
Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP financial measures, such as “EBITDAE,” in assessing our operating performance. We believe this non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business.
We define “EBITDAE” as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, pension withdrawal expense, and "Other, net," which includes net gains and losses from derivatives and investments, and net gains and losses on sales of assets. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, incentive compensation is based, in part, on EBITDAE and we base certain of our forward-looking estimates on EBITDAE to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned EBITDAE. EBITDAE as defined by us may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net loss to EBITDAE:

	Year Ended June 30,
(In thousands)	2013	2012	2011
		As Restated	As Restated
Net loss, as reported (1)(2)	$(8,462)	$(26,576)	$(52,033)
Income tax benefit	(825)	(347)	(13,396)
Interest expense	1,782	2,137	1,965
Depreciation and amortization expense	32,542	32,113	31,758
ESOP and share-based compensation expense	3,563	3,287	3,825
Impairment losses on goodwill and intangible assets	92	5,585	7,805
Pension withdrawal expense	—	4,568	—
Other, net (2)	4,965	4,117	(4,191)
EBITDAE (1)(2)	$33,657	$24,884	$(24,267)
 ______________

(1)	Includes the beneficial effect of liquidation of LIFO inventory quantities in the amounts of $1.1 million, $14.2 million and $1.1 million in fiscal 2013, 2012 and 2011, respectively.

(2)
Includes $4.5 million, $1.4 million and $1.4 million in net gains from sales of assets, primarily real estate, in fiscal 2013, 2012 and 2011, respectively; excludes in fiscal 2013, $7.9 million in losses from coffee-related derivatives designated as cash flow hedges.

Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2013, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$12,594	$3,868	$5,281	$2,612	$833
Capital lease obligations(1)	13,428	4,001	7,068	2,266	93
Pension plan obligations	77,534	6,641	13,745	14,705	42,443
Postretirement benefits other than pension plans	10,707	640	1,598	1,947	6,522
Revolving credit facility(2)	19,654	9,654	10,000	—	—
Purchase commitments (3)	18,583	18,583	—	—	—
	$152,500	$43,387	$37,692	$21,530	$49,891
 ______________
(1) Includes imputed interest of $1,260.
(2) Reclassified $10.0 million to long-term borrowings in accordance with the termination date of the swap agreement.
(3) Commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2013.
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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at June 30, 2013. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At June 30, 2013, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

	Market Value of Preferred Securities at June 30, 2013	Change in Market Value
Interest Rate Changes	(In thousands)
–150 basis points	$21,309	$767
–100 basis points	$21,080	$538
Unchanged	$20,542	$—
+100 basis points	$19,909	$(633)
+150 basis points	$19,600	$(942)

The Loan Agreement for our revolving credit facility provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under our revolving credit facility. In connection with entering into the interest rate swap agreement, we reclassified $10.0 million of our borrowings under the revolving credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The swap transaction is intended to manage our interest rate risk related to our borrowings under our revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of June 30, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.19%.
We have not designated our interest rate swap as an accounting hedge. We record the interest rate swap on our consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in "Other, net" in our consolidated statements of operations. In fiscal 2013, we recorded a loss of $25,000 for the change in fair value of our interest rate swap. No such gain or loss was recorded in fiscal 2012.
As of June 30, 2013, we had outstanding borrowings of $19.8 million, including loan extension fees of $0.1 million, utilized $11.6 million of the letters of credit sublimit, and had excess availability under the credit facility of $30.3 million. The weighted average interest rate on our outstanding borrowings under the credit facility at June 30, 2013 was 1.37%.

The following table demonstrates the impact of interest rate changes on our annual interest expense under the revolving credit facility based on the outstanding balance and interest rate as of June 30, 2013:

	Interest Rate	Annual Interest Expense
Interest Rate Changes		(In thousands)
–100 basis points	0.37%	$73
–50 basis points	0.87%	$172
Unchanged	1.37%	$271
+50 basis points	1.87%	$369
+100 basis points	2.37%	$468
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
We routinely purchase exchange traded coffee contracts to enable us to lock in green coffee prices within a pre-established range, and hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Prior to April 1, 2013, none of our derivative instruments was designated as an accounting hedge. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods.
When coffee-related futures contracts are designated as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. Beginning in the fourth quarter of fiscal 2013, the effective portion of the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In fiscal 2013 we reclassified $55,000 in net gains into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
For the fiscal years ended June 30, 2013, 2012 and 2011, we recorded net realized and unrealized losses from coffee-related derivatives not designated as accounting hedges in "Other, net" in the amounts of $11.3 million, $7.3 million and $1.5 million, respectively (see Note 3 to the consolidated financial statements).
The following table summarizes the potential impact as of June 30, 2013 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments designated as cash flow hedges and does not represent the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

	(In thousands)
Coffee-related derivative instruments designated as cash flow hedges	$669	$(669)	$5,510	$(5,510)

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2013 and 2012 (restated), and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended June 30, 2013, June 30, 2012 (restated) and June 30, 2011 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiaries at June 30, 2013 and 2012 (restated), and the consolidated results of their operations and their cash flows for the years ended June 30, 2013, June 30, 2012 (restated) and June 30, 2011 (restated), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the June 30, 2012 and 2011 consolidated financial statements have been restated to correct errors for the improper accounting for other postretirement benefit obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Farmer Bros. Co. and Subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 9, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
October 9, 2013

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	June 30, 2012
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,678	$3,906
Restricted cash	8,084	1,612
Short-term investments	20,546	19,736
Accounts and notes receivable, net of allowance for doubtful accounts of $1,115 and $1,872, respectively	43,922	40,736
Inventories	60,867	65,981
Income tax receivable	409	762
Prepaid expenses	3,243	3,445
Total current assets	139,749	136,178
Property, plant and equipment, net	92,159	108,137
Intangible assets, net	6,277	7,615
Other assets	5,484	5,125
Deferred income taxes	467	861
Total assets	$244,136	$257,916
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,740	$27,266
Accrued payroll expenses	19,757	19,130
Short-term borrowings under revolving credit facility	9,654	29,126
Short-term obligations under capital leases	3,409	3,737
Short-term derivative liability	9,896	737
Deferred income taxes	923	1,445
Other current liabilities	5,171	5,296
Total current liabilities	76,550	86,737
Long-term borrowings under revolving credit facility	10,000	—
Long-term derivative liability	1,129	—
Accrued postretirement benefits	16,076	22,526
Other long-term liabilities—capital leases	8,759	12,130
Accrued pension liabilities	43,800	48,191
Accrued workers’ compensation liabilities	5,132	4,131
Deferred income taxes	852	649
Total liabilities	$162,298	$174,364
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,454,422 and 16,308,859 issued and outstanding at June 30, 2013 and 2012, respectively	16,454	16,309
Additional paid-in capital	34,654	34,834
Retained earnings	94,080	102,542
Unearned ESOP shares	(20,836)	(25,637)
Less accumulated other comprehensive loss	(42,514)	(44,496)
Total stockholders’ equity	$81,838	$83,552
Total liabilities and stockholders’ equity	$244,136	$257,916
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year ended June 30,
	2013	2012	2011
		As Restated	As Restated
Net sales	$509,964	$495,442	$463,945
Cost of goods sold	318,825	322,540	306,458
Gross profit	191,139	172,902	157,487
Selling expenses	158,079	150,641	170,670
General and administrative expenses	37,063	34,222	49,379
Impairment losses on goodwill and intangible assets	92	5,585	7,805
Pension withdrawal expense	—	4,568	—
Operating expenses	195,234	195,016	227,854
Loss from operations	(4,095)	(22,114)	(70,367)
Other (expense) income:
Dividend income	1,103	1,231	2,534
Interest income	452	214	178
Interest expense	(1,782)	(2,137)	(1,965)
Other, net	(4,965)	(4,117)	4,191
Total other (expense) income	(5,192)	(4,809)	4,938
Loss before taxes	(9,287)	(26,923)	(65,429)
Income tax benefit	(825)	(347)	(13,396)
Net loss	$(8,462)	$(26,576)	$(52,033)
Net loss per common share—basic and diluted	$(0.54)	$(1.72)	$(3.45)
Weighted average common shares outstanding—basic and diluted	15,604,452	15,492,314	15,066,663
Cash dividends declared per common share	$—	$—	$0.18

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2013	2012	2011
		As Restated	As Restated
Net loss	$(8,462)	$(26,576)	$(52,033)
Other comprehensive income (loss), net of tax:
Deferred losses on derivatives designated as cash flow hedges	(7,921)	—	—
Change in the funded status of retiree benefit obligations	10,969	(26,574)	36,731
Income tax expense	(1,066)	—	(14,053)
Total comprehensive loss, net of tax	$(6,480)	$(53,150)	$(29,355)

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended June 30,
	2013	2012	2011
		As Restated	As Restated
Cash flows from operating activities:
Net loss	$(8,462)	$(26,576)	$(52,033)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,542	32,113	31,758
(Recovery of) provision for doubtful accounts	(757)	(980)	2,024
Deferred income taxes	74	(78)	338
Impairment losses on goodwill and intangible assets	92	5,585	7,805
Net (gains) losses on sales of assets	(4,466)	(268)	358
ESOP and share-based compensation expense	3,563	3,287	3,825
Net losses (gains) on derivatives and investments	11,132	6,175	(1,312)
Change in operating assets and liabilities:
Restricted cash	(6,472)	(1,153)	(460)
Short-term investments	(11,942)	(1,497)	28,294
Accounts and notes receivable	(2,429)	3,745	(2,929)
Inventories	5,115	13,236	3,640
Income tax receivable	353	(314)	5,392
Prepaid expenses and other assets	(157)	(860)	400
Accounts payable	1,773	(13,441)	12,493
Accrued payroll expenses and other liabilities	1,741	1,949	2,156
Accrued postretirement benefits	(6,451)	3,530	(9,557)
Other long-term liabilities	6,678	(6,320)	1,745
Net cash provided by operating activities	$21,927	$18,133	$33,937
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,894)	(17,498)	(19,416)
Proceeds from sales of property, plant and equipment	5,666	3,037	2,021
Net cash used in investing activities	$(10,228)	$(14,461)	$(17,395)
Cash flows from financing activities:
Proceeds from revolving credit facility	43,990	17,250	35,450
Repayments on revolving credit facility	(54,761)	(21,200)	(43,970)
Payments of capital lease obligations	(3,359)	(1,897)	(1,433)
Proceeds from stock option exercises	1,203	—	—
Dividends paid	—	—	(4,657)
Net cash used in financing activities	$(12,927)	$(5,847)	$(14,610)
Net (decrease) increase in cash and cash equivalents	$(1,228)	$(2,175)	$1,932
Cash and cash equivalents at beginning of year	3,906	6,081	4,149
Cash and cash equivalents at end of year	$2,678	$3,906	$6,081

(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	Year ended June 30,
	2013	2012	2011
		As Restated	As Restated
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,783	$2,123	$1,945
Cash paid for income taxes	$370	$317	$324
Non-cash financing and investing activities:
Equipment acquired under capital leases	$626	$9,508	$5,659

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2010 (As Previously Reported)	16,164,179	$16,164	$37,468	$186,900	$(35,238)	$(39,699)	$165,595
Restatement adjustments (see Note 2)	—	—	—	(2,950)	—	(901)	(3,851)
Balance at June 30, 2010 (As Restated)	16,164,179	$16,164	$37,468	$183,950	$(35,238)	$(40,600)	$161,744
Net loss (As Restated)	—	—	—	(52,033)	—	—	(52,033)
Change in the funded status of retiree benefit obligations, net of tax of $14,053 (As Restated)	—	—	—	—	—	22,678	22,678
Dividends ($0.18 per share)	—	—	—	(2,799)	—	—	(2,799)
ESOP contributions	1,040	1	8	—	(9)	—	—
ESOP compensation expense, including reclassifications	—	—	(2,173)	—	4,810	—	2,637
Share-based compensation	21,153	21	1,167	—	—	—	1,188
Balance at June 30, 2011 (As Restated)	16,186,372	$16,186	$36,470	$129,118	$(30,437)	$(17,922)	$133,415
Net loss (As Restated)	—	—	—	(26,576)	—	—	(26,576)
Change in the funded status of retiree benefit obligations, net of tax of $0 (As Restated)	—	—	—	—	—	(26,574)	(26,574)
ESOP compensation expense, including reclassifications	—	—	(3,327)	—	4,800	—	1,473
Share-based compensation	122,487	123	1,691	—	—	—	1,814
Balance at June 30, 2012 (As Restated)	16,308,859	$16,309	$34,834	$102,542	$(25,637)	$(44,496)	$83,552
Net loss	—	—	—	(8,462)	—	—	(8,462)
Deferred losses on derivatives designated as cash flow hedges, net of reclassifications to earnings	—	—	—	—	—	(7,921)	(7,921)
Change in the funded status of retiree benefit obligations, net of tax of $1,066	—	—	—	—	—	9,903	9,903
ESOP compensation expense, including reclassifications	—	—	(2,738)	—	4,801	—	2,063
Share-based compensation	28,081	28	1,472	—	—	—	1,500
Stock option exercises	117,482	117	1,086	—	—	—	1,203
Balance at June 30, 2013	16,454,422	$16,454	$34,654	$94,080	$(20,836)	$(42,514)	$81,838

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Organization
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. The Company is a direct distributor of coffee to restaurants, hotels, casinos, offices, quick service restaurants ("QSR's"), convenience stores, healthcare facilities and other foodservice providers, as well as private brand retailers in the QSR, grocery, drugstore, restaurant, convenience store and independent coffeehouse channels. The Company was founded in 1912, was incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
The Company’s product line includes roasted coffee, liquid coffee, coffee-related products such as coffee filters, sugar and creamers, assorted iced and hot teas, cappuccino, cocoa, spices, gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Most sales are made “off-truck” by the Company to its customers at their places of business.
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

Derivative Instruments
The Company purchases various derivative instruments as investments or to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of futures and swaps. The Company reports the fair value of derivative instruments on its consolidated balance sheets in "Short-term investments," "Other assets," "Short-term derivative liability," or "Long-term derivative liability." The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The accounting for the changes in fair value of the Company's derivative instruments can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in a qualifying hedging relationship	Hedge accounting
All other derivatives	Mark-to-market accounting

The Company enters into green coffee purchase commitments at a fixed price or at a price to be fixed (“PTF”). PTF contracts are purchase commitments whereby the quality, quantity, delivery period, price differential to the coffee "C" market price and other negotiated terms are agreed upon, but the date, and therefore the price at which the base “C” market price will be fixed has not yet been established. The coffee "C" market price is fixed at some point after the purchase contract date and before the futures market closes for the delivery month. For both fixed-price and PTF contracts, the Company expects to take delivery of and to utilize the coffee in a reasonable period of time and in the conduct of normal business. Accordingly, these purchase commitments qualify as normal purchases and are not recorded at fair value on the Company's consolidated balance sheets.

Prior to April 1, 2013, the Company had no derivative instruments that were designated as accounting hedges. Beginning April 1, 2013, the Company implemented procedures following the guidelines of ASC 815, "Derivatives and Hedging" ("ASC 815"), to enable it to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at the inception of the hedging relationship and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued prospectively, and future changes in the fair value of the derivative are recognized currently in “Other, net.”

For commodity derivatives designated as cash flow hedges, the effective portion of the change in fair value of the derivative is reported as accumulated other comprehensive income (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”

The following gains and losses on derivative instruments are netted together and reported in “Other, net” in the Company's consolidated statement of operations:

•	Realized and unrealized gains and losses on all derivatives that are not designated as cash flow hedges and for which the normal purchases and normal sales exception has not been elected; and

•	The ineffective portion of unrealized gains and losses on derivatives that are designated as cash flow hedges.
The fair value of derivative instruments is based upon broker quotes. At June 30, 2013, approximately 89% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 3). At June 30, 2012, no derivative instruments were designated as accounting hedges.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk
At June 30, 2013, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (which exceeds federally insured limits), short-term investments, investments in the preferred stocks of other companies, derivatives and trade receivables. Cash equivalents and short-term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.
The Company does not have any credit-risk related contingent features that would require it, in certain circumstances, to post additional collateral in support of its net derivative liability positions. The Company had $8.1 million and $1.6 million, respectively, in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at June 30, 2013 and 2012 (see Note 6). Changes in commodity prices could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts. In fiscal 2010, based on a larger customer base due to the recent Company acquisitions and in response to slower collection of the Company’s accounts receivable resulting from the impact of the economic downturn on the Company’s customers, the Company increased its allowance for doubtful accounts from the previous fiscal year by $2.1 million and recorded a $3.2 million charge to bad debt expense. Due to improved collections of outstanding receivables, in fiscal 2013, 2012 and 2011, the Company decreased the allowance for doubtful accounts by $0.8 million, $1.0 million and $0.4 million, respectively.
Inventories
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on a last in, first out (“LIFO”) basis, and coffee brewing equipment manufactured on a first in, first out (“FIFO”) basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time.
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
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements for the years ended June 30, 2013, 2012 and 2011 are $25.6 million, $24.9 million and $27.1 million, respectively.
The Company has capitalized coffee brewing equipment in the amounts of $9.3 million and $13.9 million in fiscal 2013 and 2012, respectively. During fiscal 2013, 2012 and 2011, the Company had depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold in the amounts of $12.8 million, $12.2 million and $9.6 million, respectively.
Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Estimating the Company’s tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. The Company makes certain estimates and judgments to determine tax expense for financial statement purposes as they evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in the timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to the Company’s tax provision in future periods. Each fiscal quarter the Company reevaluates its tax provision and reconsiders its estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
Revenue Recognition
Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s sales representatives. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co–packing agreement. The Company recognizes revenue from the co-packing arrangement for the sale of tea on a net basis, net of direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of June 30, 2013 and 2012, the Company had $0.3 million and $0.8 million, respectively, of receivables relating to this arrangement which are included in "Other receivables" (see Note 7).
Earnings (Loss) Per Common Share
Basic earnings (loss) per share (“EPS”) represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") (see Note 13). Diluted EPS represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings (loss) attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the years ended June 30, 2013, 2012 and 2011 does not include the dilutive effect of 557,427, 667,235 and 497,810 shares, respectively, issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the consolidated financial statements present only basic net loss per common share for all periods presented (see Note 17).
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

compensation cost. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company’s note receivable. The contra account will change as compensation is recognized.
Impairment of Goodwill and Intangible Assets
The Company performs its annual impairment test of goodwill and/or other indefinite-lived intangible assets as of June 30. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually and on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values.
Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.
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
As a result of these impairment tests, the Company determined that the Company's trademarks acquired in connection with the CBI acquisition were impaired and that the carrying value of all of the assets of CBI excluding goodwill exceeded their estimated fair values resulting in an implied fair value of zero for CBI's goodwill. Accordingly, in the fourth quarter of fiscal 2012, the Company recorded total impairment charges of $5.6 million including $5.1 million in impairment losses on goodwill. As of June 30, 2012, goodwill was written down to zero.
In its annual test of impairment in the fourth quarter of fiscal 2013, the Company determined that the book value of a certain trademark acquired in connection with the DSD Coffee Business acquisition was higher than the present value of the estimated future cash flows and concluded that the trademark was impaired. As a result, the Company recorded an impairment charge of $0.1 million to earnings in the fourth quarter of fiscal 2013.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. In its annual test of impairment as of the end of fiscal 2011, the Company determined that definite-lived intangible assets consisting of the customer relationships acquired, and the distribution agreement and co-pack agreement entered into, in connection with the DSD Coffee Business acquisition were impaired. As a result, in fiscal 2011, the Company recorded an impairment charge of $7.8 million in operating expenses.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Shipping and Handling Costs
The Company distributes its products directly to its customers and shipping and handling costs are recorded as Company selling expenses.
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend to 2017. Approximately 35% of the workforce is covered by such agreements.
Recently Adopted Accounting Standards
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, “Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (“ASU 2011-08”). Pursuant to ASU 2011-08 companies have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. The amendments include examples of events and circumstances that an entity should consider. ASU 2011-08 was effective for annual and interim impairment tests performed for fiscal years beginning after June 15, 2012 and was effective for the Company for fiscal 2013 beginning July 1, 2012. Adoption of ASU 2011-08 did not have a material effect on the results of operations, financial position or cash flows of the Company.
On July 1, 2012, the Company adopted ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), except for the provisions of ASU 2011-05 which were deferred by ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU 2011-12"). The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, the Company presents other comprehensive income in a separate statement following the consolidated statements of operations. The new guidance also requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the consolidated statement of operations and the consolidated statement of comprehensive income. ASU 2011-12 indefinitely deferred the guidance related to the presentation of reclassification adjustments. ASU 2011-05 only relates to disclosure requirements and its adoption did not have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends the fair value measurement and disclosure guidance in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), of the FASB for financial assets and liabilities to converge GAAP and International Financial Reporting Standards requirements for measuring amounts at fair value as well as disclosures about these measurements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how many companies currently apply the fair value principles. In certain instances, however, the FASB changed a principle to achieve convergence, and while limited, these amendments have the potential to significantly change practice for some companies. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the amendments beginning July 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU 2013-02"), an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. This new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. The disclosure amendments in this update are effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2012 and early adoption is permitted. ASU 2013-02 is effective for the Company beginning July 1, 2013.  Adoption of ASU 2013-02 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In February 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” ("ASU 2013-01"). The amendments limit the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” ("ASU 2011-11") to certain derivative instruments (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending arrangements that are either (1) offset on the balance sheet or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements as initially written in ASU 2011-11 would have applied more broadly than intended. The disclosure amendments in this update are effective prospectively for fiscal years (and interim periods within those years) beginning after January 1, 2013. The amendments will be applied retrospectively for all comparative periods presented on the balance sheet. ASU 2013-01 is effective for the Company beginning in July 1, 2013. Adoption of ASU 2013-01 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” ("ASU 2012-02"), an update to the authoritative guidance related to the impairment testing of indefinite-lived intangible assets. Similar to the guidance for goodwill impairment testing, companies will have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. The guidance provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If a company concludes that this is the case, the company is required to perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, a company can skip the quantitative test. Companies are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any indefinite-lived asset in any period and proceed directly to the quantitative impairment test. The company may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. ASU 2012-02 is effective for the Company beginning July 1, 2013. Adoption of ASU 2012-02 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
Note 2. Restatement
The Company has restated its previously issued consolidated financial statements for the fiscal years ended June 30, 2012, 2011 and 2010, and its unaudited quarterly financial information (i) for each of the quarters in the fiscal year ended June 30, 2012 and (ii) for the first three quarters in the fiscal year ended June 30, 2013, to correct certain errors as described below:
Postretirement benefit obligations related to retiree medical plan
In fiscal 2011, the Company amended its retiree medical plan to increase the minimum annual premium contribution required by participants. The increased participant contributions and a resulting reduction in the number of participants electing to maintain this benefit coverage were not appropriately considered in the Company's actuarial estimate of its postretirement benefit liability recorded in its consolidated financial statements for the fiscal years ended June 30, 2012 and 2011. This resulted in an overstatement of the amount of accrued postretirement benefits in the Company's consolidated financial statements as of June 30, 2012 and 2011 by $20.7 million and $11.2 million, respectively, and an understatement of other comprehensive income in the amounts of $19.2 million and $11.1 million, respectively.
The Company re-measured its postretirement benefit obligations as of June 30, 2012 and 2011, using the appropriate census data and premium information. In accordance with Accounting Standards Codification ("ASC") 715-60, "Compensation-Retirement Benefits-Defined Benefit Plans-Other Postretirement" ("ASC 715-60"), the substantial changes to the retiree medical plan resulted in a negative plan amendment and, therefore, the reduction in related obligations is not immediately recognized as a reduction of current period costs but is included in accumulated other comprehensive income.
Postretirement benefit obligations related to death benefit and related cash surrender value ("CSV")
In connection with a postretirement death benefit provided to certain of its employees and retirees, the Company did not timely adopt the accounting guidance in Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” as of the applicable effective date, July 1, 2008. As a result, the Company failed to record a liability equal to the present value of the postretirement death benefit, which resulted in an understatement of accrued

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

postretirement benefits in the Company's consolidated financial statements as of June 30, 2012 and 2011 by $8.1 million and $6.4 million, respectively. In addition, the Company failed to properly record the CSV of the life insurance policies that it purchased to fund the postretirement death benefit, resulting in an understatement of the Company's total assets in its consolidated financial statements as of June 30, 2012 and 2011 by $2.2 million and $2.1 million, respectively. The aggregate impact of failure to adopt EITF 06-4 and failure to properly record the CSV resulted in an overstatement of other comprehensive income in fiscal 2012 and 2011 by $2.2 million and $0.8 million, respectively.
In connection with the restatement, the Company also recorded certain other immaterial adjustments primarily related to inventory, property, plant and equipment, and net and accrued payroll expenses. In addition, the Company appropriately reclassified: (a) cash held on deposit in margin accounts for coffee-related derivative instruments from "Short-term investments" to "Restricted cash"; and (b) "Short-term derivative liability" from "Accounts payable" and "Other current liabilities," to conform to current period presentation. The Company also corrected the classification of pension liabilities from "Other current liabilities" to "Accrued pension liabilities."
Aggregate impact of restatement corrections, adjustments and reclassifications:
The aggregate impact of the restatement corrections and adjustments:

•	increased total assets as of June 30, 2012 and 2011; and

•
decreased total liabilities in fiscal 2012 and 2011 from the decrease in postretirement liability related to the amendment of the retiree medical plan, net of the increase in liability related to the postretirement death benefit.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

A summary of the impact of the restatement corrections and other immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) for fiscal 2012, 2011 and 2010 is presented below:

(In thousands)	Overstatement (Understatement) of Net Loss
	Year ended June 30,
Description	2012	2011	2010
Restatement corrections:
Correction of other postretirement benefit obligations—retiree medical plan	$1,356	$105	$—
Correction of other postretirement benefit obligations—death benefit	(22)	(1,022)	38
Tax effect of corrections of other postretirement benefit obligations	—	4,230	1
Net impact of restatement corrections on net loss	1,334	3,313	39
Immaterial adjustments:
Correction of coffee brewing equipment expense	(233)	233	(1,542)
Correction of accrued fringe benefits liability	1,471	(1,471)	487
Correction of inventory	310	80	(390)
Correction of net periodic pension costs	(129)	129	—
Total impact of immaterial adjustments on net loss	1,419	(1,029)	(1,445)
Total impact of restatement corrections and immaterial adjustments on net loss	$2,753	$2,284	$(1,406)

(In thousands)	Overstatement (Understatement) of Total Comprehensive Loss (Income)
	Year ended June 30,
Description	2012	2011	2010
Total impact of restatement corrections and immaterial adjustments on net loss	$2,753	$2,284	$(1,406)
Restatement corrections:
Correction of postretirement benefit obligations—retiree medical plan	8,120	11,074	—
Correction of postretirement benefit obligations—death benefit	(1,482)	152	(1,151)
Tax effect of corrections of other postretirement benefit obligations	—	(4,230)	—
Net impact of restatement corrections on total comprehensive loss (income)	$6,638	$6,996	$(1,151)
Immaterial adjustments:
Correction of net periodic pension costs	129	(129)	—
Total impact of immaterial adjustments on total comprehensive loss (income)	129	(129)	—
Total impact of restatement corrections and immaterial adjustments on total comprehensive loss (income)	$9,520	$9,151	$(2,557)
The restatement corrections and immaterial adjustments had no effect on the Company's reported net sales, cash flows from operating activities, or reported cash position in fiscal 2012, 2011 and 2010.
The restated consolidated financial information as of June 30, 2012 and 2011, as of the end of the quarters within fiscal 2012 and the first three quarters within fiscal 2013, included in this Form 10‑K has been labeled as "As Restated."
The following tables in the remainder of this Note 2 and in Note 19 present the impact of the restatement corrections and immaterial adjustments on the Company's previously issued financial statements for the periods indicated.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED BALANCE SHEET

(In thousands, except share and per share data)	June 30, 2012
	Previously Reported	Adjustments(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,906	$—	$3,906
Restricted cash	—	1,612	1,612
Short-term investments	21,021	(1,285)	19,736
Accounts and notes receivable, net of allowance for doubtful accounts of $1,872	40,736	—	40,736
Inventories	65,981	—	65,981
Income tax receivable	762	—	762
Prepaid expenses	3,445	—	3,445
Total current assets	135,851	327	136,178
Property, plant and equipment, net	108,135	2	108,137
Intangible assets, net	7,615	—	7,615
Other assets	2,904	2,221	5,125
Deferred income taxes	854	7	861
Total assets	$255,359	$2,557	$257,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,676	$(410)	$27,266
Accrued payroll expenses	20,494	(1,364)	19,130
Short-term borrowings under revolving credit facility	29,126	—	29,126
Short-term obligations under capital leases	3,737	—	3,737
Short-term derivative liability	—	737	737
Deferred income taxes	1,480	(35)	1,445
Other current liabilities	10,176	(4,880)	5,296
Total current liabilities	92,689	(5,952)	86,737
Accrued postretirement benefits	34,557	(12,031)	22,526
Other long-term liabilities—capital leases	12,130	—	12,130
Accrued pension liabilities	42,513	5,678	48,191
Accrued workers’ compensation liabilities	4,131	—	4,131
Deferred income taxes	607	42	649
Total liabilities	$186,627	$(12,263)	$174,364
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,308,859 issued and outstanding	16,309	—	16,309
Additional paid-in capital	34,834	—	34,834
Retained earnings	100,455	2,087	102,542
Unearned ESOP shares	(25,637)	—	(25,637)
Less accumulated other comprehensive loss	(57,229)	12,733	(44,496)
Total stockholders’ equity	$68,732	$14,820	$83,552
Total liabilities and stockholders’ equity	$255,359	$2,557	$257,916
_______________

(1)	For details see the introduction section included elsewhere in this Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED BALANCE SHEET

(In thousands, except share and per share data)	June 30, 2011
	Previously Reported	Adjustments (1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$6,081	$—	$6,081
Restricted cash	—	460	460
Short-term investments	24,874	(460)	24,414
Accounts and notes receivable, net of allowance for doubtful accounts of $2,852	43,501	—	43,501
Inventories	79,759	(310)	79,449
Income tax receivable	448	—	448
Prepaid expenses	2,747	—	2,747
Total current assets	157,410	(310)	157,100
Property, plant and equipment, net	114,107	233	114,340
Goodwill	5,310	—	5,310
Intangible assets, net	9,329	—	9,329
Other assets	2,892	2,071	4,963
Deferred income taxes	1,005	3	1,008
Total assets	$290,053	$1,997	$292,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,473	$(51)	$42,422
Accrued payroll expenses	15,675	1,283	16,958
Short-term borrowings under revolving credit facility	31,362	—	31,362
Short-term obligations under capital leases	1,570	—	1,570
Short-term derivative liabilities	—	1,729	1,729
Deferred income taxes	500	(24)	476
Other current liabilities	11,882	(7,355)	4,527
Total current liabilities	103,462	(4,418)	99,044
Accrued postretirement benefits	23,585	(4,589)	18,996
Other long-term liabilities—capital leases	7,066	—	7,066
Accrued pension liabilities	22,371	5,677	28,048
Accrued workers’ compensation liabilities	3,639	—	3,639
Deferred income taxes	1,815	27	1,842
Total liabilities	$161,938	$(3,303)	$158,635
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,186,372 issued and outstanding	16,186	—	16,186
Additional paid-in capital	36,470	—	36,470
Retained earnings	129,784	(666)	129,118
Unearned ESOP shares	(30,437)	—	(30,437)
Less accumulated other comprehensive loss	(23,888)	5,966	(17,922)
Total stockholders’ equity	$128,115	$5,300	$133,415
Total liabilities and stockholders’ equity	$290,053	$1,997	$292,050
_______________

(1)	For details see the introduction section included elsewhere in this Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)	Year ended June 30, 2012
	Previously Reported	Adjustments(1)	As Restated
Net sales	$495,442	$—	$495,442
Cost of goods sold	322,618	(78)	322,540
Gross profit	172,824	78	172,902
Selling expenses	150,641	—	150,641
General and administrative expenses	36,897	(2,675)	34,222
Impairment losses on goodwill and intangible assets	5,585	—	5,585
Pension withdrawal expense	4,568	—	4,568
Operating expenses	197,691	(2,675)	195,016
(Loss) income from operations	(24,867)	2,753	(22,114)
Other income (expense):
Dividend income	1,231	—	1,231
Interest income	214	—	214
Interest expense	(2,137)	—	(2,137)
Other, net	(4,117)	—	(4,117)
Total other expense	(4,809)	—	(4,809)
(Loss) income before taxes	(29,676)	2,753	(26,923)
Income tax benefit	(347)	—	(347)
Net (loss) income	$(29,329)	$2,753	$(26,576)
Net (loss) income per common share—basic and diluted	$(1.89)		$(1.72)
Weighted average common shares outstanding—basic and diluted	15,492,314		15,492,314

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Year Ended June 30, 2012
	Previously Reported	Adjustments(1)	As Restated
Net (loss) income	$(29,329)	$2,753	$(26,576)
Other comprehensive (loss) income, net of tax:
Change in the funded status of retiree benefit obligations	(33,341)	6,767	(26,574)
Income tax benefit	—	—	—
Total comprehensive (loss) income, net of tax	$(62,670)	$9,520	$(53,150)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included elsewhere in this Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)	Year ended June 30, 2011
	Previously Reported	Adjustments(1)	As Restated
Net sales	$463,945	$—	$463,945
Cost of goods sold	306,771	(313)	306,458
Gross profit	157,174	313	157,487
Selling expenses	170,670	—	170,670
General and administrative expenses	47,121	2,258	49,379
Impairment losses on intangible assets	7,805	—	7,805
Operating expenses	225,596	2,258	227,854
Loss from operations	(68,422)	(1,945)	(70,367)
Other income (expense):
Dividend income	2,534	—	2,534
Interest income	178	—	178
Interest expense	(1,965)	—	(1,965)
Other, net	4,191	—	4,191
Total other income	4,938	—	4,938
Loss before taxes	(63,484)	(1,945)	(65,429)
Income tax benefit	(9,167)	(4,229)	(13,396)
Net (loss) income	$(54,317)	$2,284	$(52,033)
Net (loss) income per common share—basic and diluted	$(3.61)		$(3.45)
Weighted average common shares outstanding—basic and diluted	15,066,663		15,066,663
Cash dividends declared per common share	$0.18		$0.18

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Year Ended June 30, 2011
	Previously Reported	Adjustments(1)	As Restated
Net loss (income)	$(54,317)	$2,284	$(52,033)
Other comprehensive (loss) income, net of tax:
Change in the funded status of retiree benefit obligations	25,634	11,097	36,731
Income tax expense	(9,823)	(4,230)	(14,053)
Total comprehensive (loss) income, net of tax	$(38,506)	$9,151	$(29,355)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included elsewhere in this Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share data)	Year ended June 30, 2010
	Previously Reported	Adjustments(1)	As Restated
Net sales	$450,318	$—	$450,318
Cost of goods sold	252,754	1,932	254,686
Gross profit	197,564	(1,932)	195,632
Selling expenses	187,685	(395)	187,290
General and administrative expenses	49,071	(130)	48,941
Operating expenses	236,756	(525)	236,231
Loss from operations	(39,192)	(1,407)	(40,599)
Other income (expense):
Dividend income	3,224	—	3,224
Interest income	303	—	303
Interest expense	(986)	—	(986)
Other, net	10,169	—	10,169
Total other income	12,710	—	12,710
Loss before taxes	(26,482)	(1,407)	(27,889)
Income tax benefit	(2,529)	(1)	(2,530)
Net loss	$(23,953)	$(1,406)	$(25,359)
Net loss per common share—basic and diluted	$(1.61)		$(1.71)
Weighted average common shares outstanding—basic and diluted	14,866,306		14,866,306
Cash dividends declared per common share	$0.46		$0.46

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Year Ended June 30, 2010
	Previously Reported	Adjustments(1)	As Restated
Net loss	$(23,953)	$(1,406)	(25,359)
Other comprehensive loss, net of tax:
Change in the funded status of retiree benefit obligations	(4,787)	(1,151)	(5,938)
Income tax expense	—	—	—
Total comprehensive loss, net of tax	$(28,740)	$(2,557)	$(31,297)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included elsewhere in this Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)	Year Ended June 30, 2012
	Previously Reported	Adjustments(1)	As Restated
Cash flows from operating activities:
Net (loss) income	$(29,329)	$2,753	$(26,576)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,113	—	32,113
Recovery of doubtful accounts	(980)	—	(980)
Deferred income taxes	(78)	—	(78)
Impairment losses on goodwill and intangible assets	5,585	—	5,585
Net gains on sales of assets	(268)	—	(268)
ESOP and share-based compensation expense	3,287	—	3,287
Net losses on derivatives and investments	6,175	—	6,175
Change in operating assets and liabilities:
Restricted cash	—	(1,153)	(1,153)
Short-term investments	(2,322)	825	(1,497)
Accounts and notes receivable	3,745	—	3,745
Inventories	13,314	(78)	13,236
Income tax receivable	(314)	—	(314)
Prepaid expenses and other assets	(711)	(149)	(860)
Accounts payable	(13,083)	(358)	(13,441)
Accrued payroll expenses and other liabilities	3,112	(1,163)	1,949
Accrued postretirement benefits	995	2,535	3,530
Other long-term liabilities	(3,108)	(3,212)	(6,320)
Net cash provided by operating activities	$18,133	$—	$18,133
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,498)	—	(17,498)
Proceeds from sales of property, plant and equipment	3,037	—	3,037
Net cash used in investing activities	$(14,461)	$—	$(14,461)
Cash flows from financing activities:
Proceeds from revolving credit facility	17,250	—	17,250
Repayments on revolving credit facility	(21,200)	—	(21,200)
Payments of capital lease obligations	(1,897)	—	(1,897)
Net cash used in financing activities	$(5,847)	$—	$(5,847)
Net decrease in cash and cash equivalents	$(2,175)	$—	$(2,175)
Cash and cash equivalents at beginning of year	6,081		6,081
Cash and cash equivalents at end of year	$3,906	$—	$3,906

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,123	$—	$2,123
Cash paid for income taxes	$317	$—	$317
Non-cash financing and investing activities:
Equipment acquired under capital leases	$9,508	$—	$9,508
_______________

(1)	See the introduction section included elsewhere in this Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)	Year Ended June 30, 2011
	Previously Reported	Adjustments (1)	As Restated
Cash flows from operating activities:
Net (loss) income	$(54,317)	$2,284	$(52,033)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,758	—	31,758
Provision for doubtful accounts	2,024	—	2,024
Deferred income taxes	336	2	338
Impairment losses on goodwill and intangible assets	7,805	—	7,805
Net losses on sales of assets	358	—	358
ESOP and share-based compensation expense	3,825	—	3,825
Net gains on derivatives and investments	(1,312)	—	(1,312)
Change in operating assets and liabilities:
Restricted cash	—	(460)	(460)
Short-term investments	27,381	913	28,294
Accounts and notes receivable	(2,929)	—	(2,929)
Inventories	3,952	(312)	3,640
Income tax receivable	5,392	—	5,392
Prepaid expenses and other assets	(434)	834	400
Accounts payable	12,997	(504)	12,493
Accrued payroll expenses and other liabilities	2,112	44	2,156
Accrued postretirement benefits	1,399	(10,956)	(9,557)
Other long-term liabilities	(6,410)	8,155	1,745
Net cash provided by operating activities	$33,937	$—	$33,937
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,416)	—	(19,416)
Proceeds from sales of property, plant and equipment	2,021	—	2,021
Net cash used in investing activities	$(17,395)	$—	$(17,395)
Cash flows from financing activities:
Proceeds from revolving credit facility	35,450	—	35,450
Repayments on revolving credit facility	(43,970)	—	(43,970)
Payments of capital lease obligations	(1,433)	—	(1,433)
Dividends paid	(4,657)	—	(4,657)
Net cash used in financing activities	$(14,610)	$—	$(14,610)
Net increase in cash and cash equivalents	$1,932	$—	$1,932
Cash and cash equivalents at beginning of year	4,149	—	4,149
Cash and cash equivalents at end of year	$6,081	$—	$6,081

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,945	$—	$1,945
Cash paid for income taxes	$324	$—	$324
Non-cash financing and investing activities:
Equipment acquired under capital leases	$5,659	$—	$5,659
Dividends accrued, but not paid

_______________

(1)	See the introduction section included elsewhere in this Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)	Year Ended June 30, 2010
	Previously Reported	Adjustments (1)	As Restated
Cash flows from operating activities:
Net loss	$(23,953)	$(1,406)	$(25,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,778	—	26,778
Provision for doubtful accounts	3,188	—	3,188
Deferred income taxes	758	427	1,185
Net losses on sales of assets	430	—	430
ESOP and share-based compensation expense	4,785	(1)	4,784
Net gain on derivatives and investments	(9,382)	—	(9,382)
Change in operating assets and liabilities:
Restricted cash	—	—	—
Short-term investments	1,365	(453)	912
Accounts and notes receivable	(40)	—	(40)
Inventories	(14,751)	1,932	(12,819)
Income tax receivable	(1,677)	—	(1,677)
Prepaid expenses and other assets	178	(187)	(9)
Accounts payable	(738)	617	(121)
Accrued payroll expenses and other liabilities	2,904	(542)	2,362
Accrued postretirement benefits	3,926	1,302	5,228
Other long-term liabilities	5,182	(1,689)	3,493
Net cash provided by operating activities	$(1,047)	$—	$(1,047)
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,484)	—	(28,484)
Proceeds from sales of property, plant and equipment	437	—	437
Net cash used in investing activities	$(28,047)	$—	$(28,047)
Cash flows from financing activities:
Proceeds from revolving credit facility	33,737	—	33,737
Repayments on revolving credit facility	(12,756)	—	(12,756)
Payments of capital lease obligations	(837)	—	(837)
Dividends paid	(6,939)	—	(6,939)
Net cash used in financing activities	$13,205	$—	$13,205
Net decrease in cash and cash equivalents	$(15,889)	$—	$(15,889)
Cash and cash equivalents at beginning of year	20,038	—	20,038
Cash and cash equivalents at end of year	$4,149	$—	$4,149

Supplemental disclosure of cash flow information:
Cash paid for interest	$890	$—	$890
Cash paid for income taxes	$154	$—	$154
Non-cash financing and investing activities:
Equipment acquired under capital leases	$3,954	$—	$3,954
Dividends accrued, but not paid	$1,849	$—	$1,849

_______________

(1)	See the introduction section included elsewhere in this Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 3. Derivative Instruments

Derivative Instruments Held
Coffee-Related Derivative Instruments

The Company is exposed to commodity price risk associated with its PTF green coffee purchase contracts, which are described further in Note 1. The Company utilizes futures contracts and options to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk, in some instances, as much as 18 months prior to the actual delivery date. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.
At June 30, 2013, approximately 89% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges. At June 30, 2012 no coffee-related derivative instruments were designated as accounting hedges.
For the fiscal year ended June 30, 2013, the Company recorded coffee-related net derivative losses in OCI in the amount of $7.9 million. No coffee-related net derivative gains or losses were recorded in OCI for the fiscal years ended June 30, 2012 and 2011.
Interest Rate Swap
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction is intended to manage the Company's interest rate risk related to its revolving credit facility and requires the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. The interest rate swap is not designated as an accounting hedge.

Effect of Derivative Instruments on the Financial Statements
Balance Sheet
Fair values of derivative instruments on the consolidated balance sheets (in thousands):

	Derivatives Designated as Cash Flow Hedges		Derivatives Not Designated as Accounting Hedges
	June 30,		June 30,
	2013	2012	2013	2012
Financial Statement Location:		As Restated		As Restated
Short-term investments:
Coffee-related derivatives	$—	$—	$4	$339
Short-term derivative liability:
Coffee futures	$9,331	$—	$565	$737
Other current liabilities:
Interest rate swap	$—	$—	$25	$—
Long-term derivative liability:
Coffee futures	$1,129	$—	$—	$—

Statement of Operations
For the fiscal year ended June 30, 2013, the Company recognized $0.4 million in losses on coffee-related derivative instruments designated as cash flow hedges for ineffectiveness and 11% of the total coffee-related derivative instruments were

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

excluded from the effectiveness assessment since they were not designated as cash flow hedges. Cash flow hedge contracts outstanding as of June 30, 2013 will expire within 18 months.

The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "Cost of goods sold," "Accumulated other comprehensive income" ("AOCI") and "Other, net" (in thousands):

	Year Ended June 30,
	2013	2012	2011	Financial Statement Classification
Net gains recognized in earnings (effective portion)	$55	$—	$—	Costs of goods sold
Net losses recognized in other comprehensive income (loss) (effective portion)	$(7,921)	$—	$—	AOCI
Net losses recognized in earnings (ineffective portion)	$(447)	$—	$—	Other, net

For the year ended June 30, 2013, there were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivatives not designated as accounting hedges are included in "Other, net" in the Company's consolidated statements of operations and in "Net losses (gains) on derivatives and investments" in the Company's consolidated statements of cash flow.
Net realized and unrealized gains and losses recorded in "Other, net" are as follows:

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Realized (losses) gains, net	$(8,676)	$(8,577)	$916
Unrealized (losses) gains, net	(2,661)	1,248	(2,402)
Net realized and unrealized losses from coffee-related derivatives not designated as accounting hedges	(11,337)	(7,329)	(1,486)
Net realized and unrealized gains from investments	230	1,154	2,798
Net unrealized losses from interest rate swap	(25)	—	—
Net (losses) gains on derivatives and investments	(11,132)	(6,175)	1,312
Net gains from sales of assets	4,467	1,375	1,359
Other gains, net	1,700	683	1,520
Other, net	$(4,965)	$(4,117)	$4,191
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it, in certain circumstances, to post additional collateral in support of its net derivative liability positions. The Company had $8.1 million and $1.6 million, respectively, in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at June 30, 2013 and 2012 (see Note 6). Changes in commodity prices could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.

Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2013, $6.8 million of net losses will be reclassified

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

into earnings within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2013. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
Note 4. Investments
Preferred stock investments as of June 30, 2013 consisted of securities with a fair value of $13.2 million in an unrealized gain position and securities with a fair value of $7.3 million in an unrealized loss position. Preferred stock investments as of June 30, 2012 consisted of securities with a fair value of $16.5 million in an unrealized gain position and securities with a fair value of $2.9 million in an unrealized loss position.
The following tables show gross unrealized losses (although such losses have been recognized in the consolidated statements of operations) and fair value for those investments that were in an unrealized loss position as of June 30, 2013 and 2012, aggregated by the length of time those investments have been in a continuous loss position:

	June 30, 2013
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$5,391	$(161)	$7,318	$(228)

	June 30, 2012
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$1,750	$(16)	$2,891	$(40)

Note 5. Fair Value Measurements
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

June 30, 2013	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,542	$15,738	$4,804	$—
Futures, options and other derivative assets(1)	$4	$—	$4	$—
Derivatives designated as cash flow hedges:
Coffee-related derivative liabilities	$10,460	$10,460	$—	$—
Derivatives not designated as accounting hedges:
Coffee-related derivative liabilities	$565	$565	$—	$—
Derivative liabilities — interest rate swap	$25	$—	$25	$—

June 30, 2012 (As Restated)	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$19,395	$14,078	$5,317	$—
Futures, options and other derivative assets(1)	$341	$—	$341	$—
Derivative liabilities	$737	$—	$737	$—
____________________

(1)	Included in "Short-term investments" on the consolidated balance sheets.
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

Note 6. Restricted Cash
The Company had $8.1 million and $1.6 million, respectively, in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at June 30, 2013 and 2012. Changes in commodity prices could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 7. Accounts and Notes Receivable, Net

	June 30,
	2013	2012
	(In thousands)
Trade receivables	$43,965	$40,687
Other receivables	1,072	1,921
Allowance for doubtful accounts	(1,115)	(1,872)
	$43,922	$40,736
In fiscal 2010, based on a larger customer base due to recent Company acquisitions and in response to slower collection of the Company’s accounts receivable resulting from the impact of the economic downturn on the Company’s customers, the Company recorded a $3.2 million charge to bad debt expense resulting in a net increase of $2.1 million in its allowance for doubtful accounts. In fiscal 2013, fiscal 2012 and fiscal 2011, due to improvements in the collection of past due accounts, the Company reduced its allowance for doubtful accounts by $0.8 million, $1.0 million and $0.4 million, respectively.
Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2010	$(3,293)
Additions	(2,024)
Write-offs	2,465
Balance at June 30, 2011	(2,852)
Recovery	980
Write-offs	—
Balance at June 30, 2012	(1,872)
Recovery	757
Write-offs	—
Balance at June 30, 2013	$(1,115)

Note 8. Inventories

June 30, 2013	Processed	Unprocessed	Total
	(In thousands)
Coffee	$12,553	$12,796	$25,349
Tea and culinary products	21,406	4,194	25,600
Coffee brewing equipment	5,144	4,774	9,918
	$39,103	$21,764	$60,867

	Processed	Unprocessed	Total
June 30, 2012	(In thousands)
Coffee	$15,485	$11,836	$27,321
Tea and culinary products	24,502	4,817	29,319
Coffee brewing equipment	3,977	5,364	9,341
	$43,964	$22,017	$65,981

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Current cost of coffee, tea and culinary inventories exceeds the LIFO cost by:

	June 30,
(In thousands)	2013	2012
Coffee	$27,755	$34,844
Tea and culinary products	7,757	7,239
Total	$35,512	$42,083

In fiscal 2013, as a result of optimizing and simplifying its product portfolio and discontinuing over 800 SKU's, the Company established a reserve for slow-moving and obsolete inventory in the amount of $0.7 million.
In fiscal 2013 and 2012, certain inventory quantities were reduced. This reduction resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The beneficial effect of this liquidation of LIFO inventory quantities reduced cost of goods sold and net loss for fiscal 2013, 2012 and 2011 by $1.1 million, $14.2 million and $1.1 million, respectively.

Note 9. Property, Plant and Equipment

	June 30,
	2013	2012
	(In thousands)
Buildings and facilities	$77,807	$78,608
Machinery and equipment	138,470	129,846
Equipment under capital leases	18,806	19,731
Capitalized software	17,993	18,524
Office furniture and equipment	15,610	16,818
	$268,686	$263,527
Accumulated depreciation	(185,718)	(164,661)
Land	9,191	9,271
Property, plant and equipment, net	$92,159	$108,137
Capital leases consist mainly of vehicle leases at June 30, 2013 and 2012.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $9.3 million and $13.9 million in fiscal 2013 and 2012, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $12.8 million, $12.2 million and $9.6 million in fiscal 2013, 2012 and 2011, respectively. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2013, 2012 and 2011 were $7.6 million, $7.9 million and $10.3 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 10. Goodwill and Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past three fiscal years and estimated aggregate amortization expense for each of the next five fiscal years:

	June 30, 2013		June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets:
Customer relationships	$10,083	$(9,434)	$10,083	$(8,188)
Total amortized intangible assets	$10,083	$(9,434)	$10,083	$(8,188)
Unamortized intangible assets:
Tradenames with indefinite lives	$3,640	$—	$3,640	$—
Trademarks with indefinite lives	1,988	—	2,080	—
Total unamortized intangible assets	$5,628	$—	$5,720	$—
Total intangible assets	$15,711	$(9,434)	$15,803	$(8,188)

Aggregate amortization expense for the past three fiscal years:
For the fiscal year ended June 30, 2013				$1,246
For the fiscal year ended June 30, 2012				$1,439
For the fiscal year ended June 30, 2011				$2,948

Estimated amortization expense for each of the next five fiscal years:
For the fiscal year ending June 30, 2014				$649

Remaining weighted average amortization periods for intangible assets with finite lives are as follows:
Customer relationships (years)				0.8

Summary of changes in the carrying value of goodwill:
Balance at June 30, 2011	$5,310
Reclassification	(165)
Impairment loss	(5,145)
Balance at June 30, 2012	$—

Note 11. Employee Benefit Plans
The Company provides pension plans for most full time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. The Company also provides a postretirement death benefit to certain of its employees and retirees.
The Company is required to recognize the funded status of a benefit plan in its consolidated balance sheet. The Company is also required to recognize in OCI certain gains and losses that arise during the period but are deferred under pension accounting rules.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Salaried Employees Pension Plan (the “Farmer Bros. Plan”), for the majority of its employees who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. As a result, the Company recorded a pension curtailment expense of $1.5 million in the fourth quarter of fiscal 2011 for the Farmer Bros. Plan. As all plan participants became inactive following this pension curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). In the fourth quarter of fiscal 2013, the Company determined that it would shut down its equipment refurbishment operations in Los Angeles, California and move them to its Oklahoma City distribution center effective August 30, 2013. Due to this shut down, all hourly employees responsible for these operations in Los Angeles were terminated and their pension benefits in the Brewmatic Plan were frozen effective August 30, 2013. As a result, the Company recorded a pension curtailment expense of $34,000 in the fourth quarter of fiscal 2013 which is included in "Selling expenses" in the Company's consolidated statement of operations for the fiscal year ended June 30, 2013 and in "Accrued pension liabilities" on the Company's consolidated balance sheet at June 30, 2013.
.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2013	2012	2013	2012	2013	2012
	(In thousands)		(In thousands)		(In thousands)
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$124,828	$107,071	$4,022	$3,662	$1,520	$1,055
Service cost	—	—	59	39	418	456
Interest cost	5,550	5,846	176	197	69	59
Plan participant contributions	—	81	—	—	—	—
Actuarial (gain) loss	1,333	17,066	(24)	416	56	(38)
Benefits paid	(5,506)	(5,236)	(287)	(292)	(7)	(12)
Effect of curtailment	—	—	—	—	—	—
Projected benefit obligation at the end of the year	$126,205	$124,828	$3,946	$4,022	$2,056	$1,520
Change in plan assets
Fair value of plan assets at the beginning of the year	$82,110	$80,448	$2,718	$2,871	$1,013	$421
Actual return on plan assets	10,145	246	322	(25)	125	(4)
Employer contributions	1,348	6,571	310	164	117	608
Plan participant contributions	—	81	—	—	—	—
Benefits paid	(5,506)	(5,236)	(287)	(292)	(7)	(12)
Fair value of plan assets at the end of the year	$88,097	$82,110	$3,063	$2,718	$1,248	$1,013
Funded status at end of year (underfunded) overfunded	$(38,108)	$(42,718)	$(883)	$(1,304)	$(808)	$(507)
Amounts recognized in consolidated balance sheet
Non-current assets	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	—	—
Non-current liabilities	(38,108)	(42,718)	(883)	(1,304)	(808)	(507)
Total	$(38,108)	$(42,718)	$(883)	$(1,304)	$(808)	$(507)
Amounts recognized in consolidated balance sheet
Total net (gain) loss	$44,841	$48,720	$1,878	$2,154	$108	$90
Transition (asset) obligation	—	—	—	—	—	—
Prior service cost (credit)	—	—	—	53	—	—
Total accumulated OCI (not adjusted for applicable tax)	$44,841	$48,720	$1,878	$2,207	$108	$90
Weighted average assumptions used to determine benefit obligations
Discount rate	4.50%	4.55%	4.50%	4.55%	4.50%	4.55%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2013	2012	2013	2012	2013	2012
	(In thousands)		(In thousands)		(In thousands)
Components of net periodic benefit cost
Service cost	$—	$—	$59	$39	$418	$456
Interest cost	5,550	5,846	176	197	69	59
Expected return on plan assets	(6,355)	(6,569)	(196)	(213)	(87)	(28)
Amortization of net (gain) loss	1,422	570	126	87	—	—
Amortization of prior service cost (credit)	—	—	19	18	—	—
Amount recognized due to special event (curtailment)	—	—	34	—	—	—
Net periodic benefit cost	$617	$(153)	$218	$128	$400	$487
Other changes recognized in OCI
Net (gain) loss	$(2,456)	$23,389	$(150)	$654	$18	$(6)
Prior service cost (credit)	—	—	—	—	—	—
Amortization of net gain (loss)	(1,422)	(570)	(126)	(87)	—	—
Amortization of transition asset (obligation)	—	—	—	—	—	—
Amortization of prior service (cost) credit	—	—	(19)	(18)	—	—
Amount recognized due to special event (curtailment)	—	—	(34)	—	—	—
Total recognized in OCI	$(3,878)	$22,819	$(329)	$549	$18	$(6)
Total recognized in net periodic benefit cost and OCI	$(3,261)	$22,666	$(111)	$677	$418	$481
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.55%	5.60%	4.55%	5.60%	4.55%	5.60%
Expected long-term return on plan assets	8.00%	8.25%	8.00%	8.25%	8.00%	8.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	3.0%
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
	2013	2012	2013	2012	2013	2012
	($ In thousands)		($ In thousands)		($ In thousands)
Comparison of obligations to plan assets
Projected benefit obligation	$126,205	$124,828	$3,946	$4,022	$2,056	$1,520
Accumulated benefit obligation	$126,205	$124,828	$3,946	$4,022	$2,056	$1,520
Fair value of plan assets at measurement date	$88,097	$82,110	$3,063	$2,718	$1,248	$1,013
Plan assets by category
Equity securities	$58,681	$53,396	$2,059	$1,767	$811	$686
Debt securities	24,822	24,610	843	815	375	261
Real estate	4,594	4,104	161	136	62	66
Total	$88,097	$82,110	$3,063	$2,718	$1,248	$1,013
Plan assets by category
Equity securities	67%	65%	67%	65%	65%	68%
Debt securities	28%	30%	28%	30%	30%	26%
Real estate	5%	5%	5%	5%	5%	6%
Total	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	June 30, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$88,097	$—	$88,097	$—
Brewmatic Plan	$3,063	$—	$3,063	$—
Hourly Employees’ Plan	$1,248	$—	$1,248	$—

	June 30, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$82,110	$—	$78,006	$4,104
Brewmatic Plan	$2,718	$—	$2,582	$136
Hourly Employees’ Plan	$1,013	$—	$947	$66
As of June 30, 2013 and 2012, approximately 100% and 95%, respectively, of the assets in each of the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were invested in pooled separate accounts ("PSA's")which did not have publicly quoted prices. The PSA's invest in publicly traded mutual funds. The fair values of the mutual funds were publicly quoted pricing input (Level 1) and were used to determine the net asset value of the PSA's. Therefore, these assets have Level 2 pricing inputs.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

As of June 30, 2013 and 2012, approximately 5% of the assets in each of the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were invested in PSA's which invested mainly in commercial real estate and include mortgage loans which are backed by the associated properties. These underlying real estate investments had certain temporary restrictions that prevented them from being able to redeem their investment at net asset value per share ("NAV"), and therefore, were considered to have unobservable Level 3 pricing inputs. The fair value of the underlying real estate was estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market capitalization rates and discount rates. In addition, each property was appraised annually by an independent appraiser. As of June 30, 2013, these PSA's were considered Level 2 assets since the temporary restrictions that prevented them from being able to redeem their investment at NAV which disqualified them for Level 2 asset categorization were removed. Accordingly, as of June 30, 2013, none of the assets in the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were categorized as Level 3. The amounts and types of investments within plan assets did not change significantly from June 30, 2012.
The following is a reconciliation of asset balances with Level 3 input pricing:

	Beginning Balance	Total Gains	Settlements	Transfers	Ending Balance
June 30, 2013	(In thousands)
Farmer Bros. Plan	$4,104	$—	$—	$(4,104)	$—
Brewmatic Plan	$136	$—	$—	$(136)	$—
Hourly Employees’ Plan	$66	$—	$—	$(66)	$—

	Beginning Balance	Total Gains	Settlements	Ending Balance	Unrealized Gains
June 30, 2012	(In thousands)
Farmer Bros. Plan	$4,711	$561	$(1,168)	$4,104	$561
Brewmatic Plan	$167	$19	$(50)	$136	$19
Hourly Employees’ Plan	$25	$5	$36	$66	$5
The following is the target asset allocation for the Company's single employer pension plans for fiscal 2014:
Target Plan Asset Allocation for Farmer Bros. Plan, Brewmatic Plan and Hourly Employees' Plan

Fiscal 2014
U.S. large cap equity securities	35.8%
U.S. small cap equity securities	9.2%
International equity securities	15.0%
Debt securities	30.0%
Real estate	10.0%
Total	100.0%
Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2014, the Company expects to recognize $0.3 million as a component of net periodic benefit cost for the Farmer Bros. Plan, $16,000 for the Brewmatic Plan, and $0.4 million for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2014, the Company expects to contribute $1.0 million to the Farmer Bros. Plan, $0.1 million to the Brewmatic Plan, and $0.2 million to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from postretirement plans.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:
Estimated future benefit payments

Year ending	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
	(In thousands)
June 30, 2014	$5,970	$290	$34
June 30, 2015	$6,110	$290	$47
June 30, 2016	$6,260	$280	$64
June 30, 2017	$6,520	$280	$81
June 30, 2018	$6,740	$290	$100
June 30, 2019 to June 30, 2023	$37,640	$1,380	$810
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
The Company's participation in WCTPP is outlined in the table below. The Pension Protection Act (“PPA”) Zone Status available in the Company's fiscal year 2013 and fiscal year 2012 is for the plan's year ended December 31, 2012 and December 31, 2011, respectively. The zone status is based on information obtained from WCTPP and is certified by WCTPP's actuary. Among other factors, plans in the green zone are generally more than 80% funded. Based on WCTPP's annual report on Form 5500, WCTPP was 90.0% and 90.3% funded for its plan year beginning January 1, 2013 and 2012, respectively. The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

Pension Plan	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreements

			July 1, 2012	July 1, 2011

Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	No	January 2014 to June 2017
Based upon the most recent information available from the trustees managing WCTPP, the Company's share of the unfunded vested benefit liability for the plan was estimated to be approximately $11.6 million if the withdrawal had occurred in calendar year 2012. These estimates were calculated by the trustees managing WCTPP. Although the Company believes the most recent plan data available from WCTPP was used in computing this 2012 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan's investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the Company and other employers in the plan, each of which could impact the ultimate withdrawal liability.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
In fiscal 2012, the Company withdrew from the Labor Management Pension Fund and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established, which determination may take up to 24 months from the date of withdrawal from the pension plan. Upon withdrawal, the employees covered under this multiemployer pension plan were included in the Company's 401(k) plan (the “401(k) Plan”). The $4.3 million estimated withdrawal charge is included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2012 as “Pension withdrawal expense,” with the short-term and long-term portions reflected in current and long-term liabilities, respectively, on the Company's consolidated balance sheets at June 30, 2012 and June 30, 2013. In the fourth quarter ended June 30, 2012, the Company paid a final settlement of $0.3 million towards withdrawal from the Central States Pension Fund that was part of the DSD Coffee Business acquisition and recorded the charge as "Pension withdrawal expense."
In connection with the intended shut down of the Company's equipment refurbishment operations in Los Angeles, California and termination of all hourly employees responsible for such operations effective as of August 30, 2013, in the fourth quarter of fiscal 2013, the Company recorded a pension curtailment expense of $34,000 since the pension benefits of all such employees in the Brewmatic Plan are expected to be frozen as of August 30, 2013.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Company contributions to the multiemployer pension plans:

(In thousands)	WCTPP(1)(2)(3)	All other Plans(4)
Year Ended:
June 30, 2013	$3,064	$37
June 30, 2012	$3,048	$113
June 30, 2011	$2,929	$254
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's most recent annual report on Form 5500 for the calendar year ended December 31, 2012.

(3)
The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.

(4)	Includes plans that are not individually significant.
For the fiscal year ending June 30, 2014, the Company expects to make $3.4 million in contributions to multiemployer pension plans.
Multiemployer Plans Other Than Pension Plans
The Company participates in eight defined contribution multiemployer plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by the collective bargaining

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

agreements which expire on or before June 30, 2017. The Company's contributions in the fiscal years ended June 30, 2013, 2012 and 2011 were $5.8 million, $5.8 million and $5.4 million, respectively. The Company expects to contribute $6.4 million towards multiemployer plans other than pension plans in fiscal 2014.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2011, 2012 and 2013, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $1.2 million, $1.4 million and $0.1 million in operating expenses for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
Postretirement Benefits
The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, but subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan is unfunded and its liability was calculated using an assumed discount rate of 4.8% at June 30, 2013. The Company projects an initial medical trend rate of 7.0% in fiscal 2013, and 6.5% in fiscal 2014, ultimately reducing to 5.0% in 4 years.
The Company also provides a postretirement death benefit to certain of its employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement, and certain other conditions related to the manner of employment termination and manner of death. The Company records the actuarially determined liability for the present value of the postretirement death benefit. The Company has purchased life insurance policies to fund the postretirement death benefit wherein the Company owns the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. The Company records an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
The following table shows the components of net periodic postretirement benefit cost for the fiscal years ended June 30, 2013, 2012 and 2011. Net periodic postretirement benefit cost for fiscal 2013 was based on employee census information as of July 1, 2012 and asset information as of June 30, 2013.

	Year Ended June 30,
	2013	2012	2011
		As Restated	As Restated
Components of Net Periodic Postretirement Benefit Cost:	(In thousands)
Service cost	$1,972	$1,817	$1,617
Interest cost	969	1,100	1,496
Expected return on plan assets	—	—	—
Amortization of net gain	17	(164)	(712)
Amortization of unrecognized transition (asset) obligation	—	—	—
Amortization of prior service cost (credit)	(1,757)	(1,757)	(358)
Net periodic postretirement benefit cost	$1,201	$996	$2,043
The difference between the assets and the Accumulated Postretirement Benefit Obligation (APBO) at the adoption of ASC 715-60 was established as a transition (asset) obligation and is amortized over the average expected future service for

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

active employees as measured at the date of adoption. Any plan amendments that retroactively increase benefits create prior service cost. The increase in the APBO due to any plan amendment is established as a base and amortized over the average remaining years of service to the full eligibility date of active participants who are not yet fully eligible for benefits at the plan amendment date. Gains and losses due to experience different than that assumed or from changes in actuarial assumptions are not immediately recognized. The tables below show the remaining bases for the transition (asset) obligation, prior service cost (credit), and the calculation of the amortizable gain or loss.

Amortization Schedule
Transition (Asset) Obligation: The transition (asset) obligations have been fully amortized.
Prior service cost (credit) (dollars in thousands):

Date Established	Balance at July 1, 2012	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2013
January 1, 2008	$(1,653)	$230	7.2	—	$(1,423)
July 1, 2012	(17,581)	1,527	11.5	—	(16,054)
	$(19,234)	$1,757			$(17,477)

	Year Ended June 30,
	Retiree Medical Plan		Death Benefit
	2013	2012	2013	2012
		As Restated		As Restated
Amortization of Net (Gain) Loss (dollars in thousands):
Net (gain) loss as of July 1	$(12,087)	$(3,941)	$1,850	$2,231
Asset (gains) losses not yet recognized in market related value of assets	—	—	—	—
Net (gain) loss subject to amortization	(12,087)	(3,941)	1,850	2,231
Corridor (10% of greater of APBO or assets)	872	1,527	(798)	(806)
Net (gain) loss in excess of corridor	$(11,215)	$(2,414)	$1,052	$1,425
Amortization years	11.1	11.9	8.0	8.8
 The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
	2013	2012
		As Restated
Change in Benefit Obligation:	(In thousands)
Projected postretirement benefit obligation at beginning of year	$23,325	$19,957
Service cost	1,972	1,817
Interest cost	969	1,100
Participant contributions	729	665
Amendments	—	—
Actuarial (gains) losses	(8,520)	1,419
Benefits paid	(1,774)	(1,633)
Projected postretirement benefit obligation at end of year	$16,701	$23,325

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
	2013	2012
		As Restated
Change in Plan Assets:	(In thousands)
Fair value of plan assets at beginning of year	$—	$—
Actual return on assets	—	—
Employer contributions	1,045	968
Participant contributions	729	665
Benefits paid	(1,774)	(1,633)
Fair value of plan assets at end of year	—	$—
Funded status of plan	$(16,701)	$(23,325)

	June 30,
	2013	2012
		As Restated
Amounts Recognized in the Consolidated Balance Sheet Consist of:	(In thousands)
Non-current assets	$—	$—
Current liabilities	(625)	(799)
Non-current liabilities	(16,076)	(22,526)
Total	$(16,701)	$(23,325)

	Year Ended June 30,
	2013	2012
		As Restated
Amounts Recognized in Accumulated OCI Consist of:	(In thousands)
Net gain	$(10,131)	$(1,594)
Transition obligation	—	—
Prior service cost (credit)	(17,604)	(19,361)
Total accumulated OCI	$(27,735)	$(20,955)

	Year Ended June 30,
	2013	2012
		As Restated
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:	(In thousands)
Unrecognized actuarial loss (gain)	$(8,520)	$1,419
Unrecognized transition (asset) obligation	—	—
Unrecognized prior service cost	—	—
Amortization of net loss	(17)	164
Amortization of prior service cost	1,757	1,757
Total recognized in OCI	(6,780)	3,340
Net periodic benefit cost	1,201	996
Total recognized in net periodic benefit cost and OCI	$(5,579)	$4,336
The estimated net gain and prior service cost (credit) that will be amortized from accumulated OCI into net periodic benefit cost in fiscal 2014 are $0.8 million and $1.8 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Future Benefit Payments (in thousands):
Year ending
June 30, 2014	$640
June 30, 2015	$762
June 30, 2016	$836
June 30, 2017	$913
June 30, 2018	$1,034
June 30, 2019 to June 30, 2023	$6,522

Expected Contributions (in thousands)
June 30, 2014	$640
Sensitivity in Fiscal 2013 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2013 (in thousands):

	1-Percentage Point
	Increase	Decrease
Effect on total of service and interest cost components	$305	$(271)
Effect on accumulated postretirement benefit obligation	$1,230	$(976)

Note 12. Bank Loan
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
The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The Loan Agreement allows the Company to pay dividends, provided, among other things, certain liquidity requirements are met, the aggregate amount of all such payments in any fiscal year shall not exceed $7.0 million ($1.75 million in any fiscal quarter), and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The Loan Agreement allows the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or the Company’s assets, including the Company’s green coffee inventory.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction is intended to manage the Company's interest rate risk related to its revolving credit facility and requires the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of June 30, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.19%.
The Company has not designated its interest rate swap as an accounting hedge. The Company records the interest rate swap on its consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. In fiscal 2013, the Company recorded a loss of $25,000 for the change in fair value of its interest rate swap. No such gains or losses were recorded in fiscal 2012 (see Note 3).
On June 30, 2013, the Company was eligible to borrow up to a total of $61.7 million under the credit facility. As of June 30, 2013, the Company had outstanding borrowings of $19.8 million, including loan extension fees of $0.1 million, utilized $11.6 million of the letters of credit sublimit, and had excess availability under the credit facility of $30.3 million. In connection with entering into the interest rate swap agreement, the Company reclassified $10.0 million of its borrowings under the revolving credit facility as long-term because the Company intends to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. At June 30, 2013, the weighted average interest rate on the Company's outstanding borrowings under the credit facility was 1.37%.
As of June 30, 2013, the Company was in compliance with all restrictive covenants under the credit facility. On October 3, 2013, the Company and Wells Fargo, as Agent, and the Lenders entered into a Letter Agreement regarding Waiver of Event of Default (the “Waiver Agreement”) pursuant to which Wells Fargo agreed to waive the event of default arising under the Loan Agreement as a result of the Company’s failure to furnish, in a timely manner, its audited consolidated financial statements and unaudited consolidating financial statements, and the accompanying notes thereto, together with the unqualified opinion of independent certified public accountants with respect to the audited consolidated financial statements, for the fiscal year ended June 30, 2013; provided that the Company furnish to Agent such financial information by October 15, 2013. There can be no assurance that the Lenders will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.
Note 13. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. The plan is a leveraged ESOP in which the Company is the lender. The loans will be repaid from the Company’s discretionary plan contributions over the original 15 year term with a variable rate of interest. The annual interest rate was 1.69% at June 30, 2013, which is updated on a quarterly basis.

	As of and for the years ended June 30,
	2013	2012	2011
Loan amount (in thousands)	$20,836	$25,637	$30,437
Shares purchased	—	—	—
Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
In fiscal 2011, the Company used $1.3 million of the dividends on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in fiscal 2013 and 2012. In fiscal 2011, the Company issued 1,040 shares of common stock to the ESOP to compensate for a shortfall in unallocated, uncommitted shares.
The Company reports compensation expense equal to the fair market value of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from earnings per share calculations.
During the fiscal years ended June 30, 2013, 2012 and 2011, the Company charged $2.1 million, $1.5 million, and $2.6 million to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

released shares, which was $0.1 million, $0.1 million and $(1.4) million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, is recorded as additional paid-in capital.

	June 30,
	2013	2012
Allocated shares	1,885,060	1,763,742
Committed to be released shares	173,244	185,538
Unallocated shares	738,355	911,599
Total ESOP shares	2,796,659	2,860,879

	(In thousands)
Fair value of ESOP shares	$39,321	$22,773
Note 14. Share-based Compensation
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
The share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2013, 2012 and 2011 is based on awards ultimately expected to vest. Currently, management estimates an annual forfeiture rate of 6.5% based on actual forfeiture experience from the inception of the Omnibus Plan. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following are the weighted average assumptions used in the Black-Scholes valuation model:

	Year Ended June 30,
	2013	2012	2011
Average fair value of options	$5.69	$4.42	$7.05
Forfeiture rate	6.5%	6.5%	6.5%
Risk-free interest rate	0.9%	1.1%	2.7%
Dividend yield	—%	—%	1.3%
Average expected life	6 years	6 years	6 years
Expected stock price volatility	49.5%	52.5%	54.7%
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

The following table summarizes stock option activity for the three most recent fiscal years:

Outstanding Stock Options:	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding at June 30, 2010	404,943	20.17	6.25	5.8	—
Granted	327,656	14.95	7.05	—	—
Cancelled/Forfeited	(234,789)	19.21	6.97	—	—
Outstanding at June 30, 2011	497,810	17.19	6.44	5.7	61
Granted	356,834	8.90	4.42	—	—
Cancelled/Forfeited	(187,409)	16.89	5.06	—	—
Outstanding at June 30, 2012	667,235	12.84	4.78	4.8	143
Granted	192,892	12.12	5.69	6.5	374
Exercised	(117,482)	10.24	5.23	—	336
Cancelled/Forfeited	(185,218)	13.83	5.92	—	—
Outstanding at June 30, 2013	557,427	12.81	5.44	5.1	1,620
Vested and exercisable, June 30, 2013	241,766	15.43	5.85	3.9	515
Vested and expected to vest, June 30, 2013	529,637	12.91	5.45	5.1	1,527

The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $14.06 at June 28, 2013, $7.96 at June 29, 2012 and $10.14 at June 30, 2011, representing the last trading day of the respective fiscal years, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of those dates. Total fair value of options vested during fiscal 2013, 2012 and 2011 was $1.0 million, $1.2 million and $0.7 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Nonvested Stock Options:	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2010	300,794	19.42	6.22	2.1
Granted	327,656	14.95	7.05	—
Vested	(105,458)	20.29	6.30	—
Forfeited	(200,123)	18.74	7.09	—
Outstanding at June 30, 2011	322,869	15.02	6.50	1.7
Granted	356,834	8.90	4.42	6.6
Vested	(243,518)	13.00	5.85	—
Forfeited	(92,946)	12.54	5.80	—
Outstanding at June 30, 2012	343,239	10.76	4.20	6.3
Granted	192,892	12.12	5.69	6.5
Vested	(188,909)	11.56	5.33	—
Forfeited	(31,561)	13.82	5.92	—
Outstanding at June 30, 2013	315,661	10.80	5.12	6.1

As of June 30, 2013, 2012 and 2011, there was approximately $1.3 million, $1.3 million and $1.5 million, respectively, of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expenses was $0.9 million, $1.2 million and $0.7 million for fiscal 2013, 2012 and 2011, respectively.
Restricted Stock
During each of fiscal 2013, 2012 and 2011 the Company granted a total of 51,177 shares, 142,070 shares and 63,979 shares of restricted stock, respectively, with a weighted average grant date fair value of $11.67, $7.70 and $16.67 per share, respectively, to eligible employees, officers and directors under the Omnibus Plan. Shares of restricted stock generally vest at the end of three years for eligible employees and officers who are employees. The fiscal 2012 grants included awards to executive officers with different vesting periods, in each case, subject to accelerated vesting as provided in the applicable employment agreement or award agreement with the executive officer. Shares of restricted stock generally vest ratably over a period of three years for directors.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expenses was $0.6 million, $0.6 million and $0.5 million, for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. As of June 30, 2013, 2012 and 2011, there was approximately $1.0 million, $1.3 million and $0.9 million, respectively, of unrecognized compensation cost related to restricted stock.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2010	80,208	19.91	2.0	1,210
Granted	63,979	16.67	—	1,066
Exercised/Released	(20,674)	21.52	—	332
Cancelled/Forfeited	(42,826)	19.19	—	497
Outstanding at June 30, 2011	80,687	17.31	2.6	818
Granted	142,070	7.70	2.1	1,094
Exercised/Released	(27,227)	15.80	—	202
Cancelled/Forfeited	(19,583)	13.92	—	—
Outstanding June 30, 2012	175,947	10.16	1.9	1,401
Granted	51,177	11.67	—	597
Exercised/Released	(64,668)	11.27	—	832
Cancelled/Forfeited	(23,096)	12.21	—	—
Outstanding at June 30, 2013	139,360	9.87	1.9	1,959
Expected to vest, June 30, 2013	117,099	9.84	1.9	1,646

Note 15. Other Current Liabilities
Other current liabilities consist of the following:

	June 30,
	2013	2012
		As Restated
	(In thousands)
Accrued postretirement benefits	$625	$798
Accrued workers’ compensation liabilities	1,496	1,244
Short-term pension liabilities	347	686
Other (including net taxes payable)	2,703	2,568
	$5,171	$5,296

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 16. Income Taxes
The current and deferred components of the provision for income taxes consist of the following:

	June 30,
	2013	2012	2011
		As Restated	As Restated
	(In thousands)
Current:
Federal	$(24)	$(385)	$(4)
State	191	115	323
Total current income tax expense (benefit)	167	(270)	319
Deferred:
Federal	(819)	(63)	(11,373)
State	(173)	(14)	(2,342)
Total deferred income tax benefit	(992)	(77)	(13,715)
Income tax benefit	$(825)	$(347)	$(13,396)

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740, "Tax Provisions," when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the income tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the income tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal years ended June 30, 2013, 2012 and 2011, the Company recorded income tax expense of $1.1 million, $0 and $14.1 million, respectively, in OCI related to the gain on postretirement benefits, and recorded a corresponding income tax benefit of $1.1 million, $0 and $14.1 million, respectively, in continuing operations.
A reconciliation of income tax benefit to the federal statutory tax rate is as follows:

	June 30,
	2013	2012	2011
		As Restated	As Restated
Statutory tax rate	34%	34%	34%
	(In thousands)
Income tax benefit at statutory rate	$(3,158)	$(9,154)	$(22,246)
State income tax (net of federal tax benefit)	(223)	(1,023)	(2,874)
Dividend income exclusion	—	(85)	(532)
Valuation allowance	3,074	10,588	13,188
Change in contingency reserve (net)	(7)	(561)	(1,308)
Research tax credit (net)	—	(15)	(16)
Other (net)	(511)	(97)	392
Income tax benefit	$(825)	$(347)	$(13,396)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax liabilities are as follows:

	June 30,
	2013	2012	2011
		As Restated	As Restated
	(In thousands)
Deferred tax assets:
Postretirement benefits	$26,014	$27,568	$18,260
Accrued liabilities	4,477	3,958	4,138
Capital loss carryforward	1,105	2,865	2,945
Net operating loss carryforward	44,607	44,736	36,328
Intangible assets	694	919	—
Other	7,840	3,080	5,458
Total deferred tax assets	84,737	83,126	67,129
Deferred tax liabilities:
Fixed assets	(2,641)	(4,117)	(7,881)
Intangible assets	—	—	(1,032)
Other	(882)	(794)	(814)
Total deferred tax liabilities	(3,523)	(4,911)	(9,727)
Valuation allowance	(82,522)	(79,448)	(58,712)
Net deferred tax liability	$(1,308)	$(1,233)	$(1,310)

The Company has approximately $114.4 million and $112.7 million of federal and state net operating loss carryforwards that will begin to expire in the years ending June 30, 2025 and June 30, 2020, respectively. The Company also has approximately $2.7 million and $1.2 million of federal and state capital loss carryforwards, respectively, that may only be used to offset capital gains that begin expiring in June 30, 2014. Additionally, the Company has $0.8 million of federal business tax credits that begin expiring in June 30, 2025 and $2.2 million of charitable contributions carryforwards that begin expiring in June 30, 2014.
At June 30, 2013, the Company had total deferred tax assets of $84.7 million and net deferred tax assets before valuation allowance of $81.2 million. The Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making such assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future earnings projections.
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company’s deferred tax assets as of June 30, 2013. Accordingly, a valuation allowance of $82.5 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $3.1 million, $20.7 million and $13.3 million, in the fiscal years ended June 30, 2013, 2012 and 2011, respectively.
A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits is as follows:

	Year Ended June 30,
	2013	2012	2011
		As Restated	As Restated
	(In thousands)
Unrecognized tax benefits at beginning of year	$3,211	$3,902	$5,218
Increases in tax positions for prior years	—	—	—
(Decreases) increases in tax positions for current year	—	—	(1,316)
Settlements	—	(691)	—
Lapse in statute of limitations	—	—	—
Unrecognized tax benefits at end of year	$3,211	$3,211	$3,902

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

At June 30, 2013 and 2012, the Company has approximately $3.1 million and $3.1 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to the valuation allowance. The Company believes it is reasonably possible that none of its total unrecognized tax benefits could be released in the next 12 months.
The Company appealed a decision reached by the Internal Revenue Service regarding its June 30, 2003 through June 30, 2008 tax returns, and in August 2013 the appeals officer upheld the audit result. Additionally, in January 2012, the State of California completed an audit of the Company's June 30, 2006 and June 30, 2007 tax returns, and the Company also reached a Settlement Agreement with the State of California regarding the Company's June 30, 2002 to June 30, 2005 research and development tax credit claims. As a result of these decisions, the Company released none of the unrecognized tax benefit in the fourth quarter of fiscal 2013.
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2003.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of June 30, 2013 and 2012, the Company recorded $0 and $10,000, respectively, in accrued interest and penalties associated with uncertain tax positions. Additionally, the Company recorded income (expense) of $10,000, $37,000 and $(12,000), related to interest and penalties on uncertain tax positions in the years ended June 30, 2013, 2012 and 2011, respectively.
Note 17. Earnings (Loss) Per Common Share

	Year ended June 30,
	2013	2012	2011
		As Restated	As Restated
	(In thousands, except share and per share amounts)
Net loss attributable to common stockholders—basic	$(8,401)	$(26,274)	$(51,631)
Net loss attributable to nonvested restricted stockholders	(61)	(302)	(402)
Total net loss	$(8,462)	$(26,576)	$(52,033)

Weighted average shares outstanding—basic	15,604,452	15,492,314	15,066,663
Effect of dilutive securities:
Shares issuable under stock options	—	—	—
Weighted average shares outstanding—diluted	15,604,452	15,492,314	15,066,663
Net loss per common share—basic and diluted	$(0.54)	$(1.72)	$(3.45)
Note 18. Commitments and Contingencies
With the acquisition of the DSD Coffee Business in the fiscal year ended June 30, 2009, the Company assumed some of the operating lease obligations associated with the acquired vehicles. The Company also refinanced some of the existing leases and entered into new capital leases for certain vehicles. The terms of the capital leases vary from 12 months to 84 months with varying expiration dates through 2020.
The Company is also obligated under operating leases for branch warehouses. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years that expires in 2018 and has a ten year renewal option, and operating leases for computer hardware with terms that do not exceed five years. Rent expense for the fiscal years ended June 30, 2013, 2012 and 2011 was $3.6 million, $4.5 million and $6.3 million, respectively.
In May 2011, the Company did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result, the Company was required to post a $5.9 million letter of credit as a security deposit to the State of California Department of Industrial Relations Self-Insurance Plans. As of June 30, 2013, this letter of credit continues to serve as a security deposit and has been reduced to $5.4 million.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Contractual obligations for future fiscal years are as follows (in thousands):

	Contractual Obligations
Year Ended June 30,	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments
2014	$4,001	$3,868	$6,641	$640	$9,654	$18,583
2015	3,692	3,130	6,794	762	10,000	—
2016	3,376	2,151	6,951	836	—	—
2017	1,469	1,398	7,228	913	—	—
2018	797	1,214	7,477	1,034	—	—
Thereafter	93	833	42,443	6,522	—	—
		$12,594	$77,534	$10,707	$19,654	$18,583
Total minimum lease payments	$13,428
Less: imputed interest (0.82% to 10.7%)	(1,260)
Present value of future minimum lease payments	$12,168
Less: current portion	3,409
Long-term capital lease obligations	$8,759

On August 31, 2012, the Council for Education and Research on Toxics (“CERT”) filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has requested that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65. The Company has joined a Joint Defense Group and, along with the other co-defendants, has answered the complaint, and the pleadings stage of case has been completed. Discovery in preparation for trial recently commenced, following a stay while summary adjudication was resolved in a related case. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to these matters.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 19. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended June 30, 2013. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. The unaudited quarterly data presented below, with the exception of the quarter ended June 30, 2013, have been restated to correct errors related to the Company's accounting for certain postretirement benefit obligations for its retiree medical plan, failure to timely adopt accounting guidance relating to a postretirement death benefit, when originally issued, and failure to record the appropriate amounts reflecting the cash surrender value of life insurance policies purchased by the Company to fund the postretirement death benefit, as well as to reflect corrections for certain immaterial adjustments and reclassifications to conform to the current year presentation. See Note 2 for additional information. In addition, reconciliations from the amounts as originally reported to the applicable restated amounts for the quarters ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011 can be found in the unaudited consolidated financial statements immediately following the tables below.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
	As Restated	As Restated	As Restated
	(In thousands, except per share data)
Net sales	$119,153	$135,705	$126,343	$128,763
Gross profit	$44,621	$50,353	$48,675	$47,490
(Loss) income from operations	$(1,419)	$547	$(494)	$(2,729)
Net income (loss)	$2,979	$(7,157)	$(1,306)	$(2,978)
Net income (loss) per common share—basic and diluted	$0.19	$(0.46)	$(0.08)	$(0.19)

	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
	As Restated	As Restated	As Restated	As Restated
	(In thousands, except per share data)
Net sales	$121,197	$131,770	$121,527	$120,948
Gross profit	$39,685	$44,541	$43,147	$45,529
Loss from operations	$(4,334)	$(5,353)	$(3,812)	$(8,615)
Net loss	$(7,280)	$(3,813)	$(5,211)	$(10,272)
Net loss per common share—basic and diluted	$(0.48)	$(0.25)	$(0.33)	$(0.65)
During the fourth quarter and for the fiscal year ended June 30, 2013, the Company recorded $0.1 million in impairment loss on indefinite-lived intangible assets (see Note 1). During the fourth quarter and for the fiscal year ended June 30, 2012, the Company recorded $5.1 million in impairment loss on goodwill and $0.5 million in impairment loss on its indefinite-lived intangible assets related to CBI (see Note 1). During the fourth quarter of fiscal 2012, the Company also recorded $9.2 million in income tax benefit (see Note 16).

The following tables present the effects of adjustments made to the Company's previously reported unaudited consolidated quarterly financial statements for the quarters ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011. For further information regarding these adjustments, see Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2013				December 31, 2012
	Previously Reported		Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,525		$—	$5,525	$5,218	$—	$5,218
Restricted cash	3,751		—	3,751	—	3,599	3,599
Short-term investments	20,769		—	20,769	20,570	(17)	20,553
Accounts and notes receivable, net	42,793		—	42,793	43,752	—	43,752
Inventories	67,273		—	67,273	68,385	—	68,385
Income tax receivable	139		(22)	117	478	(6)	472
Prepaid expenses	2,800		—	2,800	2,740	—	2,740
Total current assets	143,050		(22)	143,028	141,143	3,576	144,719
Property, plant and equipment, net	93,837		1	93,838	98,159	1	98,160
Intangible assets, net	6,586		—	6,586	6,929	—	6,929
Other assets	3,026		2,221	5,247	3,052	2,221	5,273
Deferred income taxes	854		7	861	854	7	861
Total assets	$247,353		$2,207	$249,560	$250,137	$5,805	$255,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,909		$(1,031)	$29,878	$31,594	$(1,141)	$30,453
Accrued payroll expenses	16,735		(1,363)	15,372	18,372	(1,363)	17,009
Short-term borrowings under revolving credit facility	9,912		—	9,912	15,074	—	15,074
Short-term obligations under capital leases	3,435		—	3,435	3,527	—	3,527
Short-term derivative liability	—	—	5,916	5,916	—	6,292	6,292
Deferred income taxes	1,480		(35)	1,445	1,479	(34)	1,445
Other current liabilities	16,492		(9,764)	6,728	11,691	(6,449)	5,242
Total current liabilities	78,963		(6,277)	72,686	81,737	(2,695)	79,042
Long-term borrowings under revolving credit facility	10,000		—	10,000	10,000	—	10,000
Accrued postretirement benefits	35,393		(12,404)	22,989	35,158	(12,280)	22,878
Other long-term liabilities—capital leases	9,552		—	9,552	10,617	—	10,617
Accrued pension liabilities	41,973		5,678	47,651	41,778	5,678	47,456
Accrued workers’ compensation liabilities	4,022		—	4,022	4,022	—	4,022
Deferred income taxes	718		41	759	607	41	648
Total liabilities	$180,621		$(12,962)	$167,659	$183,919	$(9,256)	$174,663
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—		$—	$—	$—	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,449,456 and 16,341,662 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	16,449		—	16,449	16,342	—	16,342

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(In thousands, except share and per share data)	March 31, 2013			December 31, 2012
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
Additional paid-in capital	33,728	—	33,728	31,906	—	31,906
Retained earnings	94,620	2,436	97,056	96,035	2,328	98,363
Unearned ESOP shares	(20,836)	—	(20,836)	(20,836)	—	(20,836)
Less accumulated other comprehensive loss (income)	(57,229)	12,733	(44,496)	(57,229)	12,733	(44,496)
Total stockholders’ equity	$66,732	$15,169	$81,901	$66,218	$15,061	$81,279
Total liabilities and stockholders’ equity	$247,353	$2,207	$249,560	$250,137	$5,805	$255,942
_______________

(1)	For details see the introduction section included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2012			March 31, 2012
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,545	$—	$2,545	$3,463	$—	$3,463
Restricted cash	—	129	129	—	1,774	$1,774
Short-term investments	20,591	(105)	20,486	18,715	(229)	18,486
Accounts and notes receivable, net	43,139	—	43,139	41,685	—	41,685
Inventories	69,924	—	69,924	75,762	(311)	75,451
Income tax receivable	388	(19)	369	825	5	830
Prepaid expenses	3,091	—	3,091	2,792	(1)	2,791
Total current assets	139,678	5	139,683	143,242	1,238	144,480
Property, plant and equipment, net	103,315	2	103,317	106,622	233	106,855
Goodwill	—	—	—	5,310	—	5,310
Intangible assets, net	7,272	—	7,272	8,232	—	8,232
Other assets	3,138	2,220	5,358	2,766	2,073	4,839
Deferred income taxes	854	7	861	1,005	2	1,007
Total assets	$254,257	$2,234	$256,491	$267,177	$3,546	$270,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,201	$(5)	$29,196	$31,688	$—	$31,688
Accrued payroll expenses	19,704	(1,363)	18,341	16,757	1,283	18,040
Short-term borrowings under revolving credit facility	24,996	—	24,996	28,702	—	28,702
Short-term obligations under capital leases	3,683	—	3,683	2,745	—	2,745
Short-term derivative liability	—	29	29	—	2,585	2,585
Deferred income taxes	1,480	(35)	1,445	500	(24)	476
Other current liabilities	10,148	(4,880)	5,268	12,005	(6,718)	5,287
Total current liabilities	89,212	(6,254)	82,958	92,397	(2,874)	89,523
Accrued postretirement benefits	34,970	(12,155)	22,815	24,715	(5,476)	19,239
Other long-term liabilities—capital leases	11,368	—	11,368	9,759	—	9,759
Accrued pension liabilities	41,539	5,678	47,217	21,231	5,678	26,909
Accrued workers’ compensation liabilities	4,131	—	4,131	3,821	—	3,821
Deferred income taxes	607	42	649	1,815	27	1,842
Total liabilities	$181,827	$(12,689)	$169,138	$153,738	$(2,645)	$151,093
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—	$—	$—	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,314,154 and 16,281,035 issued and outstanding as of September 30, 2012 and March 31, 2012, respectively	16,314	—	16,314	16,281	—	16,281
Additional paid-in capital	35,653	—	35,653	34,093	—	34,093

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(In thousands, except share and per share data)	September 30, 2012			March 31, 2012
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
Retained earnings	103,329	2,190	105,519	112,589	225	112,814
Unearned ESOP shares	(25,637)	—	(25,637)	(25,636)	—	(25,636)
Less accumulated other comprehensive loss (income)	(57,229)	12,733	(44,496)	(23,888)	5,966	(17,922)
Total stockholders’ equity	$72,430	$14,923	$87,353	$113,439	$6,191	$119,630
Total liabilities and stockholders’ equity	$254,257	$2,234	$256,491	$267,177	$3,546	$270,723
_______________

(1)	For details see the introduction section included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2011			September 30, 2011
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$4,121	$—	$4,121	$4,552	$—	$4,552
Restricted cash	—	1,813	1,813	—	628	628
Short-term investments	18,881	(1,249)	17,632	16,193	(368)	15,825
Accounts and notes receivable, net	44,765	—	44,765	44,554	—	44,554
Inventories	78,185	(311)	77,874	83,408	(310)	83,098
Income tax receivable	170	8	178	161	7	168
Prepaid expenses	3,196	—	3,196	2,249	—	2,249
Total current assets	149,318	261	149,579	151,117	(43)	151,074
Property, plant and equipment, net	104,798	233	105,031	108,711	233	108,944
Goodwill and intangible assets, net	13,902	—	13,902	14,270	—	14,270
Other assets	2,803	2,074	4,877	2,846	2,073	4,919
Deferred income taxes	1,005	2	1,007	1,005	2	1,007
Total assets	$271,826	$2,570	$274,396	$277,949	$2,265	$280,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,818	$—	$39,818	$38,414	$(268)	$38,146
Accrued payroll expenses	17,243	1,282	18,525	14,888	1,283	16,171
Short-term borrowings under revolving credit facility	25,971	—	25,971	33,398	—	33,398
Short-term obligations under capital leases	1,674	—	1,674	1,588	—	1,588
Short-term derivative liability	—	794	794	—	3,283	3,283
Deferred income taxes	500	(24)	476	500	(24)	476
Other current liabilities	10,183	(5,907)	4,276	12,495	(8,432)	4,063
Total current liabilities	95,389	(3,855)	91,534	101,283	(4,158)	97,125
Accrued postretirement benefits	24,352	(5,180)	19,172	23,911	(4,884)	19,027
Other long-term liabilities—capital leases	6,254	—	6,254	6,664	—	6,664
Accrued pension liabilities	22,495	5,678	28,173	19,316	5,677	24,993
Accrued workers’ compensation liabilities	3,624	—	3,624	3,639	—	3,639
Deferred income taxes	1,815	27	1,842	1,815	27	1,842
Total liabilities	$153,929	$(3,330)	$150,599	$156,628	$(3,338)	$153,290
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—	$—	$—	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,261,723 and 16,186,852 issued and outstanding as of December 31, 2011 and September 30, 2011, respectively	16,262	—	16,262	16,187	—	16,187
Additional paid-in capital	33,071	—	33,071	37,259	—	37,259
Retained earnings	118,089	(66)	118,023	122,200	(363)	121,837

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(In thousands, except share and per share data)	December 31, 2011			September 30, 2011
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
Unearned ESOP shares	(25,637)		(25,637)	(30,437)	—	(30,437)
Less accumulated other comprehensive loss (income)	(23,888)	5,966	(17,922)	(23,888)	5,966	(17,922)
Total stockholders’ equity	$117,897	$5,900	$123,797	$121,321	$5,603	$126,924
Total liabilities and stockholders’ equity	$271,826	$2,570	$274,396	$277,949	$2,265	$280,214
_______________

(1)	For details see the introduction section included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
Net sales	$119,153	$—	$119,153	$121,197	$—	$121,197
Cost of goods sold	74,532	—	74,532	81,512	—	81,512
Gross profit	44,621	—	44,621	39,685	—	39,685
Selling expenses	37,271	—	37,271	35,681	—	35,681
General and administrative expenses	8,893	(124)	8,769	8,634	(296)	8,338
Operating expenses	46,164	(124)	46,040	44,315	(296)	44,019
(Loss) income from operations	(1,543)	124	(1,419)	(4,630)	296	(4,334)
Other income (expense):
Dividend income	259	—	259	359	—	359
Interest income	92	—	92	15	—	15
Interest expense	(457)	—	(457)	(575)	—	(575)
Other, net	4,945	—	4,945	(2,407)	—	(2,407)
Total other income (expense)	4,839	—	4,839	(2,608)	—	(2,608)
Income (loss) before taxes	3,296	124	3,420	(7,238)	296	(6,942)
Income tax expense	422	19	441	346	(8)	338
Net income (loss)	$2,874	$105	$2,979	$(7,584)	$304	$(7,280)
Net income (loss) per common share—basic and diluted	$0.19		$0.19	$(0.50)		$(0.48)
Weighted average common shares outstanding—basic and diluted	15,490		15,490	15,182		15,182

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Net income (loss)	$2,874	$105	$2,979	$(7,584)	$304	$(7,280)
Other comprehensive income (loss):
Change in the funded status of retiree benefit obligations	—	—	—	—	—	—
Income tax (expense) benefit	—	—	—	—	—	—
Total comprehensive income (loss), net of tax	$2,874	$105	$2,979	$(7,584)	$304	$(7,280)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
Net sales	$135,705	$—	$135,705	$254,858	$—	$254,858
Cost of goods sold	85,352	—	85,352	159,884	—	159,884
Gross profit	50,353	—	50,353	94,974	—	94,974
Selling expenses	40,765	—	40,765	78,036	—	78,036
General and administrative expenses	9,165	(124)	9,041	18,058	(248)	17,810
Operating expenses	49,930	(124)	49,806	96,094	(248)	95,846
Income (loss) from operations	423	124	547	(1,120)	248	(872)
Other income (expense):
Dividend income	284	—	284	543	—	543
Interest income	99	—	99	191	—	191
Interest expense	(463)	—	(463)	(920)	—	(920)
Other, net	(7,656)	—	(7,656)	(2,711)	—	(2,711)
Total other expense	(7,736)	—	(7,736)	(2,897)	—	(2,897)
(Loss) income before taxes	(7,313)	124	(7,189)	(4,017)	248	(3,769)
Income tax (benefit) expense	(19)	(13)	(32)	403	6	409
Net (loss) income	$(7,294)	$137	$(7,157)	$(4,420)	$242	$(4,178)
Net (loss) income per common share—basic and diluted	$(0.47)		$(0.46)	$(0.28)		$(0.27)
Weighted average common shares outstanding—basic and diluted	15,548		15,548	15,520		15,520

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Three Months Ended December 31, 2012			Six Months Ended December 31, 2012
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Net (loss) income	$(7,294)	$137	$(7,157)	$(4,420)	$242	$(4,178)
Other comprehensive income (loss):
Change in the funded status of retiree benefit obligations	—	—	—	—	—	—
Income tax (expense) benefit	—	—	—	—	—	—
Total comprehensive (loss) income, net of tax	$(7,294)	$137	$(7,157)	$(4,420)	$242	$(4,178)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Three Months Ended December 31, 2011			Six Months Ended December 31, 2011
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
Net sales	$131,770	$—	$131,770	$252,967	$—	$252,967
Cost of goods sold	87,229	—	87,229	168,741	—	168,741
Gross profit	44,541	—	44,541	84,226	—	84,226
Selling expenses	36,771	—	36,771	72,452	—	72,452
General and administrative expenses	9,071	(296)	8,775	17,705	(592)	17,113
Pension withdrawal expense	4,348	—	4,348	4,348	—	4,348
Operating expenses	50,190	(296)	49,894	94,505	(592)	93,913
(Loss) income from operations	(5,649)	296	(5,353)	(10,279)	592	(9,687)
Other income (expense):
Dividend income	304	—	304	663	—	663
Interest income	21	—	21	36	—	36
Interest expense	(506)	—	(506)	(1,081)	—	(1,081)
Other, net	1,780	—	1,780	(627)	—	(627)
Total other income (expense)	1,599	—	1,599	(1,009)	—	(1,009)
(Loss) income before taxes	(4,050)	296	(3,754)	(11,288)	592	(10,696)
Income tax expense (benefit)	60	(1)	59	406	(9)	397
Net (loss) income	$(4,110)	$297	$(3,813)	$(11,694)	$601	$(11,093)
Net (loss) income per common share—basic and diluted	$(0.27)		$(0.25)	$(0.77)		$(0.73)
Weighted average common shares outstanding—basic and diluted	15,247		15,247	15,215		15,215

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Three Months Ended December 31, 2011			Six Months Ended December 31, 2011
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Net (loss) income	$(4,110)	$297	$(3,813)	$(11,694)	$601	$(11,093)
Other comprehensive income (loss):
Change in the funded status of retiree benefit obligations	—	—	—	—	—	—
Income tax (expense) benefit	—	—	—	—	—	—
Total comprehensive (loss) income, net of tax	$(4,110)	$297	$(3,813)	$(11,694)	$601	$(11,093)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
Net sales	$126,343	$—	$126,343	$381,201	$—	$381,201
Cost of goods sold	77,668	—	77,668	237,552	—	237,552
Gross profit	48,675	—	48,675	143,649	—	143,649
Selling expenses	39,135	—	39,135	117,171	—	117,171
General and administrative expenses	10,159	(125)	10,034	28,217	(373)	27,844
Operating expenses	49,294	(125)	49,169	145,388	(373)	145,015
(Loss) income from operations	(619)	125	(494)	(1,739)	373	(1,366)
Other income (expense):
Dividend income	286	—	286	829	—	829
Interest income	92	—	92	283	—	283
Interest expense	(466)	—	(466)	(1,386)	—	(1,386)
Other, net	(764)	—	(764)	(3,475)	—	(3,475)
Total other expense	(852)	—	(852)	(3,749)	—	(3,749)
(Loss) income before taxes	(1,471)	125	(1,346)	(5,488)	373	(5,115)
Income tax (benefit) expense	(56)	16	(40)	347	22	369
Net (loss) income	$(1,415)	$109	$(1,306)	$(5,835)	$351	$(5,484)
Net (loss) income per common share—basic and diluted	$(0.09)		$(0.08)	$(0.38)		$(0.35)
Weighted average common shares outstanding—basic and diluted	15,600		15,600	15,541		15,541

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Three Months Ended March 31, 2013			Nine Months Ended March 31, 2013
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Net income (loss)	$(1,415)	$109	$(1,306)	$(5,835)	$351	$(5,484)
Other comprehensive income (loss):
Change in the funded status of retiree benefit obligations	—	—	—	—	—	—
Income tax (expense) benefit	—	—	—	—	—	—
Total comprehensive income (loss), net of tax	$(1,415)	$109	$(1,306)	$(5,835)	$351	$(5,484)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)	Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
	Previously Reported	Adjustments (1)	As Restated	Previously Reported	Adjustments (1)	As Restated
Net sales	$121,527	$—	$121,527	$374,494	$—	$374,494
Cost of goods sold	78,380	—	78,380	247,121	—	247,121
Gross profit	43,147	—	43,147	127,373	—	127,373
Selling expenses	37,909	—	37,909	110,361	—	110,361
General and administrative expenses	9,345	(295)	9,050	27,050	(887)	26,163
Pension withdrawal expense	—	—	—	4,348	—	4,348
Operating expenses	47,254	(295)	46,959	141,759	(887)	140,872
(Loss) income from operations	(4,107)	295	(3,812)	(14,386)	887	(13,499)
Other income (expense):
Dividend income	295	—	295	958	—	958
Interest income	63	—	63	99	—	99
Interest expense	(498)	—	(498)	(1,579)	—	(1,579)
Other, net	(1,831)	—	(1,831)	(2,458)	—	(2,458)
Total other (expense) income	(1,971)	—	(1,971)	(2,980)	—	(2,980)
(Loss) income before taxes	(6,078)	295	(5,783)	(17,366)	887	(16,479)
Income tax (benefit) expense	(577)	5	(572)	(171)	(4)	(175)
Net (loss) income	$(5,501)	$290	$(5,211)	$(17,195)	$891	$(16,304)
Net (loss) income per common share—basic and diluted	$(0.35)		$(0.33)	$(1.11)		$(1.06)
Weighted average common shares outstanding—basic and diluted	15,592		15,592	15,449		15,449

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Three Months Ended March 31, 2012			Nine Months Ended March 31, 2012
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Net (loss) income	$(5,501)	$290	$(5,211)	$(17,195)	$891	$(16,304)
Other comprehensive (loss) income:
Change in the funded status of retiree benefit obligations
Income tax (expense) benefit	—	—	—	—	—	—
Total comprehensive (loss) income, net of tax	$(5,501)	$290	$(5,211)	$(17,195)	$891	$(16,304)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Three Months Ended June 30, 2012
	Previously Reported	Adjustments (1)	As Restated
Net sales	$120,948	$—	$120,948
Cost of goods sold	75,497	(78)	75,419
Gross profit	45,451	78	45,529
Selling expenses	40,280	—	40,280
General and administrative expenses	9,847	(1,788)	8,059
Impairment losses on goodwill and intangible assets	5,585	—	5,585
Pension withdrawal expense	220	—	220
Operating expenses	55,932	(1,788)	54,144
Loss (income) from operations	(10,481)	1,866	(8,615)
Other income (expense):
Dividend income	273	—	273
Interest income	115	—	115
Interest expense	(558)	—	(558)
Other, net	(1,659)	—	(1,659)
Total other expense	(1,829)	—	(1,829)
(Loss) income before taxes	(12,310)	1,866	(10,444)
Income tax (benefit) expense	(176)	4	(172)
Net (loss) income	(12,134)	1,862	(10,272)
Net (loss) income per common share—basic and diluted	$(0.77)		$(0.65)
Weighted average common shares outstanding—basic and diluted	15,723		15,723

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	Three Months Ended June 30, 2012
	Previously Reported	Adjustments(1)	As Restated
Net (loss) income	$(12,134)	$1,862	$(10,272)
Other comprehensive (loss) income:
Change in the funded status of retiree benefit obligations	(33,341)	6,641	(26,700)
Income tax (expense) benefit	—	—	—
Total comprehensive (loss) income, net of tax	$(45,475)	$8,503	$(36,972)
_______________
(1) See summary table of the impact of the restatement corrections and immaterial adjustments on the consolidated statements of operations and comprehensive income (loss) included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Cash flows from operating activities:
Net loss	$2,874	$105	$2,979	$(7,584)	$304	$(7,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,340	—	8,340	7,923	—	7,923
(Recovery of) provision for doubtful accounts	(922)	—	(922)	590	—	590
Gain on sales of assets	(3,213)	—	(3,213)	98	—	98
ESOP and share-based compensation expense	823	—	823	790	—	790
Net gain on investments	(802)	—	(802)	2,621	—	2,621
Change in operating assets and liabilities:
Restricted cash	—	1,483	1,483	—	(168)	(168)
Short-term investments	1,232	(1,180)	52	6,059	(92)	5,967
Accounts and notes receivable	(1,481)	—	(1,481)	(1,643)	—	(1,643)
Inventories	(3,943)	—	(3,943)	(3,192)	—	(3,192)
Income tax receivable	374	19	393	287	(8)	279
Prepaid expenses and other assets	120	—	120	543	—	543
Accounts payable	1,863	405	2,268	(3,650)	(190)	(3,840)
Accrued payroll expenses and other liabilities	(834)	(708)	(1,542)	(147)	451	304
Accrued postretirement benefits	412	(124)	288	327	(297)	30
Other long-term liabilities	(1,191)	—	(1,191)	(3,055)	—	(3,055)
Net cash provided by operating activities	$3,652	$—	$3,652	$(33)	$—	$(33)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,572)	—	(3,572)	(2,910)	—	(2,910)
Proceeds from sales of property, plant and equipment	3,786	—	3,786	198	—	198
Net cash provided by investing activities	$214	$—	$214	$(2,712)	$—	$(2,712)
Cash flows from financing activities:
Proceeds from revolving credit facility	4,800	—	4,800	8,400	—	8,400

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(In thousands)	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Repayments on revolving credit facility	(9,250)	—	(9,250)	(6,800)	—	(6,800)
Payments of capital lease obligations	(777)	—	(777)	(384)	—	(384)
Net cash used in financing activities	$(5,227)	$—	$(5,227)	$1,216	$—	$1,216
Net decrease in cash and cash equivalents	$(1,361)	$—	$(1,361)	$(1,529)	$—	$(1,529)
Cash and cash equivalents at beginning of year	3,906	—	3,906	6,081	—	6,081
Cash and cash equivalents at end of year	$2,545	$—	$2,545	$4,552	$—	$4,552
_______________
(1)For details see the introduction section included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Six Months Ended December 31, 2012			Six Months Ended December 31, 2011
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Cash flows from operating activities:
Net loss	$(4,420)	$242	$(4,178)	$(11,694)	$601	$(11,093)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,640	—	16,640	15,821	—	15,821
(Recovery of) provision for doubtful accounts	(963)	—	(963)	737	—	737
Gain on sales of assets	(3,202)	—	(3,202)	(662)	—	(662)
ESOP and share-based compensation expense	1,906	—	1,906	1,476	—	1,476
Net loss on investments	7,038	—	7,038	2,250	—	2,250
Change in operating assets and liabilities:
Restricted cash	—	(1,987)	(1,987)	—	(1,353)	(1,353)
Short-term investments	(6,587)	(1,267)	(7,854)	3,743	789	4,532
Accounts and notes receivable	(2,053)	—	(2,053)	(2,000)	—	(2,000)
Inventories	(2,404)	—	(2,404)	1,110	—	1,110
Income tax receivable	284	5	289	277	(9)	268
Prepaid expenses and other assets	558	—	558	(361)	—	(361)
Accounts payable	4,615	(730)	3,885	(1,712)	51	(1,661)
Accrued payroll expenses and other liabilities	(605)	3,986	3,381	(165)	513	348
Accrued postretirement benefits	600	(249)	351	767	(592)	175
Other long-term liabilities	(1,302)	—	(1,302)	112	—	112
Net cash provided by operating activities	$10,105	$—	$10,105	$9,699	$—	$9,699
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,396)	—	(6,396)	(5,808)	—	(5,808)
Proceeds from sales of property, plant and equipment	3,911	—	3,911	1,227	—	1,227
Net cash used in investing activities	$(2,485)	$—	$(2,485)	$(4,581)	$—	$(4,581)
Cash flows from financing activities:
Proceeds from revolving credit facility	15,000	—	15,000	9,400	—	9,400
Repayments on revolving credit facility	(19,750)	—	(19,750)	(15,700)	—	(15,700)
Payments of capital lease obligations	(1,558)	—	(1,558)	(778)	—	(778)
Net cash used in financing activities	$(6,308)	$—	$(6,308)	$(7,078)	$—	$(7,078)
Net increase in cash and cash equivalents	$1,312	$—	$1,312	$(1,960)	$—	$(1,960)
Cash and cash equivalents at beginning of period	3,906	—	3,906	6,081	—	6,081

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(In thousands)	Six Months Ended December 31, 2012			Six Months Ended December 31, 2011
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Cash and cash equivalents at end of period	$5,218	$—	$5,218	$4,121	$—	$4,121
_______________

(1)	For details see the introduction section included in Note 2.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months Ended March 31, 2013			Nine Months Ended March 31, 2012
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Cash flows from operating activities:
Net loss	$(5,835)	$351	$(5,484)	$(17,195)	$891	$(16,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,778	—	24,778	23,831	—	23,831
(Recovery of) provision for doubtful accounts	(890)	—	(890)	880	—	880
Deferred income taxes	111	—	111	—	—	—
Gain on sales of assets	(4,388)	—	(4,388)	(1,161)	—	(1,161)
ESOP and share-based compensation expense	2,639	—	2,639	2,519	—	2,519
Net loss on investments	9,315	—	9,315	5,131	—	5,131
Change in operating assets and liabilities:
Restricted cash	—	(2,140)	(2,140)	—	(1,314)	(1,314)
Short-term investments	(9,063)	(1,284)	(10,347)	1,027	(231)	796
Accounts and notes receivable	(1,167)	—	(1,167)	936	—	936
Inventories	(1,291)	—	(1,291)	3,533	—	3,533
Income tax receivable	622	23	645	(377)	(4)	(381)
Prepaid expenses and other assets	522		522	81	—	81
Accounts payable	4,359	(622)	3,737	(9,342)	51	(9,291)
Accrued payroll expenses and other liabilities	(1,312)	4,046	2,734	1,102	1,494	2,596
Accrued postretirement benefits	836	(374)	462	1,130	(887)	243
Other long-term liabilities	(1,416)	—	(1,416)	(1,083)	—	(1,083)
Net cash provided by operating activities	$17,820	$—	$17,820	$11,012	$—	$11,012
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,118)	—	(10,118)	(10,533)	—	(10,533)
Proceeds from sales of property, plant and equipment	5,556	—	5,556	2,112	—	2,112
Net cash used in investing activities	$(4,562)	$—	$(4,562)	$(8,421)	$—	$(8,421)
Cash flows from financing activities:
Proceeds from revolving credit facility	22,550	—	22,550	13,700	—	13,700
Repayments on revolving credit facility	(32,771)	—	(32,771)	(17,700)	—	(17,700)
Payments of capital lease obligations	(2,613)	—	(2,613)	(1,209)	—	(1,209)
Proceeds from exercise of stock options	1,195	—	1,195	—	—	—
Net cash used in financing activities	$(11,639)	$—	$(11,639)	$(5,209)	$—	$(5,209)
Net increase in cash and cash equivalents	$1,619	$—	$1,619	$(2,618)	$—	$(2,618)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(In thousands)	Nine Months Ended March 31, 2013			Nine Months Ended March 31, 2012
	Previously Reported	Adjustments(1)	As Restated	Previously Reported	Adjustments(1)	As Restated
Cash and cash equivalents at beginning of period	3,906	—	3,906	6,081	—	6,081
Cash and cash equivalents at end of period	$5,525	$—	$5,525	$3,463	$—	$3,463
_______________
(1)For details see the introduction section included in Note 2.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of June 30, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation and as a result of the material weakness in internal control over financial reporting as set forth below, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2013. Our management's annual report on internal control over financial reporting is set forth below.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 1992 "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our internal controls over financial reporting were not effective due to a material weakness in our controls over our accounting for postretirement benefit obligations.
A "material weakness" is defined as a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As of June 30, 2013, there was a material weakness in the Company's controls over its accounting for and reporting of other postretirement benefit obligations. Specifically, our controls did not properly identify the failure to apply generally accepted accounting principles with respect to the accounting for death benefits and the related cash surrender value of life insurance, and did not properly detect when changes or amendments to other postretirement benefit plans occurred that should have resulted in changes to the related benefit plan obligations. As a result, material errors to the recorded postretirement benefit liability, postretirement death benefit liability and cash surrender value of life insurance purchased to fund the postretirement death benefit occurred and were not timely detected.
Ernst & Young LLP, an independent registered public accounting firm, issued an attestation report on the Company’s internal control over financial reporting as of June 30, 2013, as stated in their report which is included herein.
Remediation Efforts to Address Material Weakness
To remediate the material weakness described above, we are currently evaluating the controls and procedures we will design and put in place to address this material weakness and plan to implement appropriate measures as part of this effort. These controls and procedures may include:

•	engagement of independent consultants to review the Company's other postretirement benefit obligation controls and to make recommendations to address the design gaps in these controls;

•	retention of additional knowledgeable accounting personnel to review the accuracy of data and plan information provided to actuaries engaged to perform valuation services;

•	design of processes to facilitate improved interaction among human resources, external actuaries and accounting personnel; and

•
additional focused training of our finance personnel in the area of accounting and reporting for our other postretirement obligations, including any changes in the relevant accounting guidance and timely adoption thereof.

Any actions we have taken or may take to remediate this material weaknesss are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.
Changes in Internal Control Over Financial Reporting
Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

We have audited Farmer Bros. Co. and Subsidiaries' internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Farmer Bros. Co. and Subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's report on internal control over financial reporting. Management has identified a material weakness in the design and operation of the Company's controls over its accounting for and reporting of other postretirement benefit obligations. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Farmer Bros. Co. and Subsidiaries as of June 30, 2013 and 2012 (restated) and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended June 30, 2013, June 30, 2012 (restated) and June 30, 2011 (restated). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the those financial statements, and this report does not affect our report dated October 9, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Farmer Bros. Co. and Subsidiaries has not maintained effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
/s/ Ernst & Young LLP
Los Angeles, California
October 9, 2013

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2013, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2013.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2013 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(2)
Equity compensation plans approved by stockholders(1)	557,427	$12.81	189,271
Equity compensation plans not approved by stockholders	—	—	—
Total	557,427	$12.81	189,271
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
1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2013 and 2012 (as restated)

Consolidated Statements of Operations for the Years Ended June 30, 2013, 2012 (as restated) and 2011 (as restated)

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2013, 2012 (as restated) and 2011 (as restated)

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013, 2012 (as restated) and 2011 (as restated)

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2013, 2012 (as restated) and 2011 (as restated)

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

FARMER BROS. CO.

By:	/S/MICHAEL H. KEOWN
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: October 9, 2013

By:	/s/MARK J. NELSON
Mark J. Nelson Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: October 9, 2013

By:	/s/HORTENSIA R. GÓMEZ
Hortensia R. Gómez Vice President and Controller (controller) Date: October 9, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/GUENTER W. BERGER	Chairman of the Board and Director	October 9, 2013
Guenter W. Berger

/s/ HAMIDEH ASSADI	Director	October 9, 2013
Hamideh Assadi

/s/RANDY E. CLARK	Director	October 9, 2013
Randy E. Clark

Director
Jeanne Farmer Grossman

/s/MARTIN A. LYNCH	Director	October 9, 2013
Martin A. Lynch

/s/JAMES J. MCGARRY	Director	October 9, 2013
James J. McGarry

/s/MICHAEL H. KEOWN	Director	October 9, 2013
Michael H. Keown

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

10.4
Letter Agreement regarding Waiver of Event of Default, dated October 3, 2013, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2013 and incorporated herein by reference).

10.5
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

10.7
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.8
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.9
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 filed with the SEC on February 6, 2013 and incorporated herein by reference).*

10.10
Farmer Bros. Co. 2005 Incentive Compensation Plan (Amended and Restated as of December 31, 2008) (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed with the SEC on February 10, 2009 and incorporated herein by reference).*

10.11
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.12
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.13
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

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

10.17
Second Amended and Restated Employment Agreement, effective as of February 13, 2012, by and between
Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K
filed with the SEC on February 17, 2012 and incorporated herein by reference).*

10.18
Consulting Services Agreement, effective as of March 1, 2013, between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2013 and incorporated herein by reference).*

10.19
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

10.22
Resignation Agreement, dated as of July 20, 2012, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 24, 2012 and incorporated herein by reference).*

10.23
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson* (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.24
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.25
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

10.28
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

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 (filed herewith).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith).

23.1	Consent of Independent Registered Accounting Firm (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Properties List (filed herewith)

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.