Form 10-Q
period 2013-09-30
FARMER BROTHERS CO
filed 2013-11-07
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of November 6, 2013 the registrant had 16,454,212 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2013	June 30, 2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$4,930	$2,678
Restricted cash	6,260	8,084
Short-term investments	20,425	20,546
Accounts and notes receivable, net	42,840	43,922
Inventories	68,682	60,867
Income tax receivable	226	409
Prepaid expenses	2,748	3,243
Total current assets	146,111	139,749
Property, plant and equipment, net	90,225	92,159
Intangible assets, net	6,061	6,277
Other assets	5,402	5,484
Deferred income taxes	467	467
Total assets	$248,266	$244,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,374	27,740
Accrued payroll expenses	19,871	19,757
Short-term borrowings under revolving credit facility	10,138	9,654
Short-term obligations under capital leases	3,430	3,409
Short-term derivative liability	9,350	9,896
Deferred income taxes	923	923
Other current liabilities	6,309	5,171
Total current liabilities	79,395	76,550
Long-term borrowings under revolving credit facility	10,000	10,000
Long-term derivative liability	687	1,129
Accrued postretirement benefits	16,267	16,076
Other long-term liabilities—capital leases	8,505	8,759
Accrued pension liabilities	43,797	43,800
Accrued workers’ compensation liabilities	5,082	5,132
Deferred income taxes	888	852
Total liabilities	$164,621	$162,298
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,454,212 and 16,454,422 issued and outstanding at September 30, 2013 and June 30, 2013, respectively	16,454	16,454
Additional paid-in capital	35,561	34,654
Retained earnings	95,885	94,080
Unearned ESOP shares	(20,836)	(20,836)
Less accumulated other comprehensive loss	(43,419)	(42,514)
Total stockholders’ equity	$83,645	$81,838
Total liabilities and stockholders’ equity	$248,266	$244,136
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Net sales	$128,561	$119,153
Cost of goods sold	79,089	74,532
Gross profit	49,472	44,621
Selling expenses	37,335	37,271
General and administrative expenses	9,246	8,769
Operating expenses	46,581	46,040
Income (loss) from operations	2,891	(1,419)
Other (expense) income:
Dividend income	268	259
Interest income	108	92
Interest expense	(372)	(457)
Other, net	(783)	4,945
Total other (expense) income	(779)	4,839
Income before taxes	2,112	3,420
Income tax expense	306	441
Net income	$1,806	$2,979
Net income per common share—basic	$0.11	$0.19
Net income per common share—diluted	$0.11	$0.19
Weighted average common shares outstanding—basic	15,802,160	15,490,365
Weighted average common shares outstanding—diluted	15,860,365	15,490,365

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Net income	$1,806	$2,979
Other comprehensive income, net of tax:
Deferred losses on derivatives designated as cash flow hedges	(3,125)	—
Reclassification of deferred losses on derivatives designated as cash flow hedges to cost of goods sold	2,219	—
Total comprehensive income, net of tax	$900	$2,979

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$1,806	$2,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,424	8,340
Provision for (recovery of) doubtful accounts	73	(922)
Deferred income taxes	37	—
Net gains on sales of assets	(123)	(3,213)
ESOP and share-based compensation expense	904	823
Net losses (gains) on derivatives and investments	1,549	(802)
Change in operating assets and liabilities:
Restricted cash	1,824	1,483
Short-term investments	(1,429)	52
Accounts and notes receivable	1,009	(1,481)
Inventories	(7,816)	(3,943)
Income tax receivable	183	393
Prepaid expenses and other assets	578	120
Accounts payable	1,907	2,268
Accrued payroll expenses and other liabilities	(199)	(1,542)
Accrued postretirement benefits	190	288
Other long-term liabilities	(644)	(1,191)
Net cash provided by operating activities	$7,273	$3,652
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,757)	(3,572)
Proceeds from sales of property, plant and equipment	292	3,786
Net cash (used in) provided by investing activities	$(4,465)	$214
Cash flows from financing activities:
Proceeds from revolving credit facility	9,810	4,800
Repayments on revolving credit facility	(9,600)	(9,250)
Payments of capital lease obligations	(768)	(777)
Proceeds from stock option exercises	2	—
Net cash used in financing activities	$(556)	$(5,227)
Net increase (decrease) in cash and cash equivalents	$2,252	$(1,361)
Cash and cash equivalents at beginning of period	2,678	3,906
Cash and cash equivalents at end of period	$4,930	$2,545

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Events occurring subsequent to September 30, 2013 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three months ended September 30, 2013.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on October 9, 2013.
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
The Company enters into green coffee purchase commitments at a fixed price or at a price to be fixed (“PTF”). PTF contracts are purchase commitments whereby the quality, quantity, delivery period, price differential to the coffee "C" market price and other negotiated terms are agreed upon, but the price at which the base “C” market price will be fixed has not yet been established. The coffee "C" market price is fixed at some point after the purchase contract date and before the futures market closes for the delivery month and may be fixed either at the direction of the Company to the vendor, or by the application of a derivative that was separately purchased as a hedge. For both fixed-price and PTF contracts, the Company expects to take

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

delivery of and to utilize the coffee in a reasonable period of time and in the conduct of normal business. Accordingly, these purchase commitments qualify as normal purchases and are not recorded at fair value on the Company's consolidated balance sheets.
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
The following gains and losses on derivative instruments are netted together and reported in “Other, net” in the Company's consolidated statement of operations:

•	Gains and losses on all derivatives that are not designated as cash flow hedges and for which the normal purchases and normal sales exception has not been elected; and

•	The ineffective portion of unrealized gains and losses on derivatives that are designated as cash flow hedges.
The fair value of derivative instruments is based upon broker quotes. At September 30, 2013, approximately 90% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 2). At September 30, 2012, no derivative instruments were designated as accounting hedges.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements for the three months ended September 30, 2013 and 2012 are $6.5 million and $5.8 million, respectively.
The Company has capitalized coffee brewing equipment in the amounts of $3.1 million and $1.9 million in the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013 and 2012, the Company had depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold in the amounts of $2.9 million and $3.3 million, respectively.
Revenue Recognition
Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s sales representatives. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co–packing agreement. The Company recognizes revenue from the co-packing arrangement for the sale of tea on a net basis, net of

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of September 30, 2013 and June 30, 2013, the Company had $0.4 million and $0.3 million, respectively, of receivables relating to this arrangement which are included in "Other receivables" (see Note 6).
Earnings (Loss) Per Common Share
Basic earnings (loss) per share (“EPS”) represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP"). Diluted EPS represents net earnings attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, earnings (loss) attributable to nonvested restricted stockholders are excluded from net earnings (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the three months ended September 30, 2013 and 2012 includes the dilutive effect of 58,205 and 0 shares, respectively, issuable under stock options (see Note 12).
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
In addition to an annual test, indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the three months ended September 30, 2013.
Long-Lived Assets, Excluding Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the three months ended September 30, 2013.
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU 2013-02"), an update to the authoritative guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. This new requirement about presenting information about amounts reclassified out of accumulated other comprehensive income and their corresponding effect on net income will present, in one place, information about significant amounts reclassified and, in some cases, cross-references to related footnote disclosures. The disclosure amendments in this update are effective prospectively for fiscal years (and interim periods within those years) beginning after December 15, 2012 and early adoption is permitted. The Company adopted ASU 2013-02 beginning July 1, 2013.  Adoption of ASU 2013-02 did not have a material effect on the results of operations, financial position or cash flows of the Company.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In February 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” ("ASU 2013-01"). The amendments limit the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” ("ASU 2011-11"), to certain derivative instruments (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending arrangements that are either (1) offset on the balance sheet or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements as initially written in ASU 2011-11 would have applied more broadly than intended. The disclosure amendments in this update are effective prospectively for fiscal years (and interim periods within those years) beginning after January 1, 2013. The amendments will be applied retrospectively for all comparative periods presented on the balance sheet. The Company adopted ASU 2013-01 beginning July 1, 2013. Adoption of ASU 2013-01 did not have a material effect on the results of operations, financial position or cash flows of the Company.
In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” ("ASU 2012-02"), an update to the authoritative guidance related to the impairment testing of indefinite-lived intangible assets. Similar to the guidance for goodwill impairment testing, companies will have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. The guidance provides companies with a revised list of examples of events and circumstances to consider, in their totality, to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If a company concludes that this is the case, the company is required to perform the quantitative impairment test by comparing the fair value with the carrying value. Otherwise, a company can skip the quantitative test. Companies are not required to perform the qualitative assessment and are permitted to skip the qualitative assessment for any indefinite-lived asset in any period and proceed directly to the quantitative impairment test. The company may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted ASU 2012-02 beginning July 1, 2013. Adoption of ASU 2012-02 did not to have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). An entity is required to present unrecognized tax benefits as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. This update is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 and will be effective for the Company beginning July 1, 2014. Adoption of ASU 2013-11 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.

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
At September 30, 2013, approximately 90% of the Company's outstanding coffee-related derivative instruments, representing 47.9 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At September 30, 2012 no coffee-related derivative instruments were designated as accounting hedges.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For the three months ended September 30, 2013, the Company recorded coffee-related net derivative losses in OCI in the amount of $3.1 million. No coffee-related net derivative gains or losses were recorded in OCI for the three months ended September 30, 2012.
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
Fair values of derivative instruments on the consolidated balance sheets (in thousands):

	Derivatives Designated as Cash Flow Hedges		Derivatives Not Designated as Accounting Hedges
	September 30,	June 30,	September 30,	June 30,
	2013	2013	2013	2013
	(Unaudited)		(Unaudited)
Financial Statement Location:
Short-term investments:
Coffee-related derivatives	$—	$—	$—	$4
Short-term derivative liability:
Coffee futures	$8,718	$9,331	$632	$565
Other current liabilities:
Interest rate swap	$—	$—	$32	$25
Long-term derivative liability:
Coffee futures	$687	$1,129	$—	$—

Statement of Operations
For the three months ended September 30, 2013, the Company recognized $0.5 million in losses on coffee-related derivative instruments designated as cash flow hedges for ineffectiveness and 10% of the total coffee-related derivative instruments were excluded from the effectiveness assessment since they were not designated as cash flow hedges. Cash flow hedge contracts outstanding as of September 30, 2013 will expire within 26 months.
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "Cost of goods sold," "Accumulated other comprehensive income" ("AOCI") and "Other, net" (in thousands):

(Unaudited)	Three Months Ended September 30,
	2013	2012	Financial Statement Classification
Net losses recognized in earnings (effective portion)	$(2,219)	$—	Cost of goods sold
Net losses recognized in other comprehensive income (loss) (effective portion)	$(3,125)	$—	AOCI
Net losses recognized in earnings (ineffective portion)	$(507)	$—	Other, net

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For the three months ended September 30, 2013, there were no gains or losses recognized in income as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivatives not designated as accounting hedges are included in "Other, net" in the Company's consolidated statements of operations and in "Net losses (gains) on derivatives and investments" in the Company's consolidated statements of cash flow.
Net gains and losses recorded in "Other, net" are as follows:

(In thousands)	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Net (losses) gains from coffee-related derivatives	$(848)	$703
Net (losses) gains from investments	(694)	99
Net losses from interest rate swap	(7)	—
Net (losses) gains on derivatives and investments	(1,549)	802
Net gains from sales of assets	123	3,213
Other gains, net	643	930
Other, net	$(783)	$4,945
Offsetting of Derivative Assets and Liabilities
The Company has agreements in place that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, the Company maintains accounts with its brokers to facilitate financial derivative transactions in support of its risk management activities. Based on the value of the Company’s positions in these accounts and the associated margin requirements, the Company may be required to deposit cash into these broker accounts.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following tables present the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash margins on deposit with each of its counterparties as of the reporting dates indicated:

Counterparty A		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
At September 30, 2013 (Unaudited)	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$10,037	$—	$6,260	$3,777

At June 30, 2013	Derivative Assets	$4	$(4)	$—	$—
	Derivative Liabilities	$11,025	$(4)	$8,084	$2,937

Counterparty B		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
At September 30, 2013 (Unaudited)	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$32	$—	$—	$32

At June 30, 2013	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$25	$—	$—	$25
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it, in certain circumstances, to post additional collateral in support of its net derivative liability positions. The Company had $6.3 million and $8.1 million, respectively, in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at September 30, 2013 and June 30, 2013 (see Note 5). Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2013, $8.2 million of net losses are expected to be reclassified into earnings within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2013. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
Note 3. Investments
Preferred stock investments as of September 30, 2013 consisted of securities with a fair value of $10.7 million in an unrealized loss position and securities with a fair value of $9.7 million in an unrealized gain position. Preferred stock investments as of June 30, 2013 consisted of securities with a fair value of $7.3 million in an unrealized loss position and $13.2 million in an unrealized gain position.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following tables show gross unrealized losses (although such losses have been recognized in the consolidated statements of operations) and fair value for those investments that were in an unrealized loss position as of September 30, 2013 and June 30, 2013, aggregated by the length of time those investments have been in a continuous loss position:

	September 30, 2013 (Unaudited)
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$5,861	$(342)	$10,706	$(524)

	June 30, 2013
	Less than 12 Months		Total
(In thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Preferred stock	$5,391	$(161)	$7,318	$(228)

Note 4. Fair Value Measurements
The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
•Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

September 30, 2013 (Unaudited)	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,425	$15,744	$4,681	$—
Futures, options and other derivative assets	$—	$—	$—	$—
Derivatives designated as cash flow hedges:
Coffee-related derivative liabilities	$9,405	$9,405	$—	$—
Derivatives not designated as accounting hedges:
Coffee-related derivative liabilities	$632	$632	$—	$—
Derivative liabilities — interest rate swap	$32	$—	$32	$—

June 30, 2013	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,542	$15,738	$4,804	$—
Futures, options and other derivative assets(1)	$4	$—	$4	$—
Derivatives designated as cash flow hedges:
Coffee-related derivative liabilities	$10,460	$10,460	$—	$—
Derivatives not designated as accounting hedges:
Coffee-related derivative liabilities	$565	$565	$—	$—
Derivative liabilities — interest rate swap	$25	$—	$25	$—

____________________

(1)	Included in "Short-term investments" on the consolidated balance sheets.
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

Note 5. Restricted Cash
The Company had $6.3 million and $8.1 million, respectively, in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at September 30, 2013 and June 30, 2013. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 6. Accounts and Notes Receivable, Net

	September 30, 2013	June 30, 2013
(In thousands)	(Unaudited)
Trade receivables	43,142	$43,965
Other receivables	886	1,072
Allowance for doubtful accounts	(1,188)	(1,115)
	$42,840	$43,922

Note 7. Inventories

	Processed	Unprocessed	Total
September 30, 2013 (Unaudited)	(In thousands)
Coffee	$15,580	$13,292	$28,872
Tea and culinary products	24,921	4,470	29,391
Coffee brewing equipment	5,672	4,747	10,419
	$46,173	$22,509	$68,682

	Processed	Unprocessed	Total
June 30, 2013	(In thousands)
Coffee	$12,553	$12,796	$25,349
Tea and culinary products	21,406	4,194	25,600
Coffee brewing equipment	5,144	4,774	9,918
	$39,103	$21,764	$60,867
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment manufactured on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, the Company records the expected beneficial effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company anticipates its inventory levels at June 30, 2014 will be same as of June 30, 2013 and, therefore, did not record an adjustment to cost of goods sold for the three months ended September 30, 2013. No adjustment to cost of goods sold was recorded for the three months ended September 30, 2012.
In the three months ended September 30, 2013 the Company recorded a reduction to inventory reserve for slow-moving and obsolete inventory in the amount of $0.2 million compared to an increase in inventory reserve for slow-moving and obsolete inventory in the amount of $0.3 million in the three months ended September 30, 2012.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). In the fourth quarter of fiscal 2013, the Company determined that it would shut down its equipment refurbishment operations in Los Angeles, California and move them to its Oklahoma City distribution center effective August 30, 2013. Due to this shut down, all hourly employees responsible for these operations in Los Angeles were terminated and their pension benefits in the Brewmatic Plan were frozen effective August 30, 2013. As a result, the Company recorded a pension curtailment expense of $34,000 in the fourth quarter of fiscal 2013.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2013	2012
(In thousands)	(Unaudited)
Service cost	$100	$119
Interest cost	1,452	1,449
Expected return on plan assets	(1,705)	(1,660)
Amortization of net (gain) loss*	336	387
Amortization of prior service cost (credit)*	—	5
Net periodic benefit cost	$183	$300
_____________

*
These amounts represent the estimated portion of the net (gain) loss and net prior service cost (credit) remaining in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-average assumptions used to determine net periodic benefit cost

	Fiscal
	2014	2013
Discount rate	4.50%	4.55%
Expected long-term rate of return on plan assets	8.00%	8.00%
Rate of compensation increase	N/A	N/A

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Multiemployer Plans Other Than Pension Plans
The Company participates in eight defined contribution multiemployer plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by the collective bargaining agreements which expire on or before June 30, 2017.
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
The Company recorded matching contributions of $0.4 million and $0.5 million in operating expenses for the three months ended September 30, 2013 and 2012, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following table shows the components of total net periodic postretirement benefit cost for the three months ended September 30, 2013 and 2012 for the postretirement medical and death benefits. Net periodic postretirement benefit cost for the three months ended September 30, 2013 was based on employee census information as of July 1, 2013 and asset information as of June 30, 2013.

	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$493	$493
Interest cost	242	242
Expected return on plan assets	—	—
Amortization of net gain	4	4
Amortization of unrecognized transition (asset) obligation	—	—
Amortization of prior service cost (credit)	(439)	(439)
Net periodic postretirement benefit cost	$300	$300
Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2014	2013
Postretirement medical benefit discount rate	4.20%	4.20%
Postretirement death benefit discount rate	4.39%	4.39%

Note 9. Bank Loan
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction is intended to manage the Company's interest rate risk related to its revolving credit facility and requires the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of September 30, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.18%.
The Company has not designated its interest rate swap as an accounting hedge. The Company records the interest rate swap on its consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. In the three months ended September 30, 2013, the Company recorded a loss of $7,000 for the change in fair value of its interest rate swap. No such gain or loss was recorded in fiscal 2012 (see Note 2).
On September 30, 2013, the Company was eligible to borrow up to a total of $64.9 million under the credit facility. As of September 30, 2013, the Company had outstanding borrowings of $20.2 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $33.5 million. In connection with entering into the interest rate swap agreement on December 1, 2012, the Company reclassified $10.0 million of its borrowings under the revolving credit facility as long-term because the Company intends to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. At September 30, 2013, the weighted average interest rate on the Company's outstanding borrowings under the credit facility was 1.61%.
As of September 30, 2013, the Company was in compliance with all restrictive covenants under the credit facility. On October 3, 2013, the Company and Wells Fargo, as Agent, and the Lenders entered into a Letter Agreement regarding Waiver of Event of Default (the “Waiver Agreement”) pursuant to which Wells Fargo agreed to waive the event of default arising under the Loan Agreement as a result of the Company’s failure to furnish, in a timely manner, its audited consolidated financial statements and unaudited consolidating financial statements, and the accompanying notes thereto, together with the unqualified opinion of independent certified public accountants with respect to the audited consolidated financial statements, for the fiscal year ended June 30, 2013; provided that the Company furnish to Agent such financial information by October 15, 2013. The Company furnished the required financial information on October 9, 2013. There can be no assurance that the Lenders will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award. The Company has placed a proposal on the ballot for its upcoming Annual Meeting of Stockholders requesting stockholder approval of the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the "Amended Equity Plan"), which is an amendment and restatement of, and successor to, the Omnibus Plan. If approved by stockholders, the Amended Equity Plan would implement certain material changes to the Omnibus Plan, including, without limitation, an increase in the number of shares of common stock authorized for issuance of awards by 250,000 from 1,125,000 to 1,375,000.
The Company measures and recognizes compensation expense for all share-based payment awards made under the Omnibus Plan based on estimated fair values. No stock options were granted during the three months ended September 30, 2013 or 2012.
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
The share-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended September 30, 2013 and 2012 is based on awards ultimately expected to vest. Currently, management estimates an annual forfeiture rate of 6.5% based on actual forfeiture experience from the inception of the Omnibus Plan. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes stock option activity for the three months ended September 30, 2013 (unaudited):

Outstanding Stock Options:	Number of Stock Options	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)
Outstanding at June 30, 2013	557,427	12.81	5.44	5.1	1,620
Granted	—	—	—	—	—
Exercised	(346)	7.42	3.64	—	3
Cancelled/Forfeited	(11,681)	19.00	6.65	—	—
Outstanding at September 30, 2013	545,400	12.68	5.41	5.0	1,996
Vested and exercisable, September 30, 2013	231,663	15.22	5.81	3.8	604
Vested and expected to vest, September 30, 2013	522,652	12.76	5.42	3.8	1,899

The aggregate intrinsic values in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $15.06 at September 30, 2013, representing the last trading day of the fiscal quarter ended September 30, 2013, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. Total fair value of options vested during the three months ended September 30, 2013 was $0.
As of September 30, 2013 and 2012, there was approximately $1.2 million and $1.1 million, respectively, of unrecognized compensation cost related to stock options. Compensation expense recognized in general and administrative expenses in each of the three months ended September 30, 2013 and 2012 was $0.2 million.
Restricted Stock
No shares of of restricted stock were awarded during the three months ended September 30, 2013. During the three months ended September 30, 2012, the Company granted a total of 6,830 shares of restricted stock with a weighted average grant date fair value of $9.06. Shares of restricted stock generally vest at the end of three years for eligible employees and officers who are employees. The fiscal 2012 grants included awards to executive officers with different vesting periods, in each case, subject to accelerated vesting as provided in the applicable employment agreement or award agreement with the executive officer. Shares of restricted stock generally vest ratably over a period of three years for directors.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expenses for the three months ended September 30, 2013 and 2012 was $0.1 million and $0.2 million, respectively. As of September 30, 2013 and 2012, there was approximately $0.8 million and $1.1 million, respectively, of unrecognized compensation cost related to restricted stock.
The following table summarizes restricted stock activity for the three months ended September 30, 2013 (unaudited):

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2013	139,360	9.87	1.9	1,959
Granted	—	—	—	—
Exercised/Released	—	—	—	—
Cancelled/Forfeited	(556)	8.84	—	—
Outstanding at September 30, 2013	138,804	9.87	1.7	2,090
Expected to vest, September 30, 2013	116,645	9.85	1.7	1,757

Note 11. Income Taxes
The Company adjusts its effective tax rate each quarter based on its current estimated annual effective tax rate. The Company also records the tax impact of certain discrete items, unusual or infrequently occurring tax events and the effects of

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's deferred tax assets as of September 30, 2013. Accordingly, the Company decreased its valuation allowance by $0.7 million in the three months ended September 30, 2013 to $81.8 million. The valuation allowance at June 30, 2013 was $82.5 million.
A summary of the income tax expense recorded for the three months ended September 30, 2013 and 2012 is as follows:

(In thousands)	Three Months Ended September 30,
	2013	2012
	(Unaudited)
Income before taxes	$2,112	$3,420

Income tax expense at statutory rate	718	1,163
State income tax (net of federal tax benefit)	212	462
Valuation allowance	(735)	(1,501)
Other permanent items	111	317
Income tax expense	$306	$441

As of September 30, 2013 and June 30, 2013 the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	September 30, 2013	June 30, 2013
	(Unaudited)
Total unrecognized tax benefits*	$3,211	$3,211
Unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate, subject to the valuation allowance*	$3,064	$3,064
____________

* Excluding interest and penalties
The Company believes it is reasonably possible that none of its total unrecognized tax benefits could be released in the next 12 months.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 12. Earnings (Loss) Per Common Share

	Three Months Ended September 30,
	2013	2012
(In thousands, except share and per share amounts)	(Unaudited)
Net income attributable to common stockholders—basic	$1,790	$2,944
Net income attributable to nonvested restricted stockholders	16	35
Total net income	$1,806	$2,979

Weighted average shares outstanding—basic	15,802,160	15,490,365
Effect of dilutive securities:
Shares issuable under stock options	58,205	—
Weighted average shares outstanding—diluted	15,860,365	15,490,365
Net income per common share—basic	$0.11	$0.19
Net income per common share—diluted	$0.11	$0.19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the relative effectiveness of compensation-based employee incentives in causing improvements in  Company performance, the capacity to meet the demands of the Company’s large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for any future period.
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
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction is intended to manage our interest rate risk related to our borrowings under the revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of September 30, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.18%.
We have not designated our interest rate swap as an accounting hedge. We record the interest rate swap on our consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in “Other, net” in our consolidated statements of operations. In the three months ended September 30, 2013, we recorded a loss of $7,000 for the change in fair value of our interest rate swap. No such gains or losses were recorded in the three months ended September 30, 2012.
On September 30, 2013, we were eligible to borrow up to a total of $64.9 million under the credit facility. As of September 30, 2013, we had outstanding borrowings of $20.2 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $33.5 million. In connection with entering into the interest rate swap agreement on December 1, 2012, we reclassified $10.0 million of our borrowings under the credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The weighted average interest rate on our outstanding borrowings under the credit facility was 1.61% at September 30, 2013. We believe that the carrying value of our outstanding borrowings under the credit facility approximates fair value at September 30, 2013 as the credit facility bears interest at a variable interest rate based on prevailing market conditions.
As of September 30, 2013, we were in compliance with all restrictive covenants under the Loan Agreement. On October 3, 2013, we and Wells Fargo entered into a Letter Agreement regarding Waiver of Event of Default (the “Waiver Agreement”) pursuant to which Wells Fargo, as Agent, and the Lenders agreed to waive the event of default arising under the Loan Agreement as a result of our failure to furnish, in a timely manner, our audited consolidated financial statements and unaudited consolidating financial statements, and the accompanying notes thereto, together with the unqualified opinion of independent certified public accountants with respect to the audited consolidated financial statements, for the fiscal year ended June 30, 2013; provided that we furnish to Agent such financial information not later than October 15, 2013. We provided the required financial information to Wells Fargo on October 9, 2013. There can be no assurance that the Lenders will issue a waiver or grant an amendment to the covenants in future periods, if the Company required one.
As of October 31, 2013, we had estimated outstanding borrowings of $25.5 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $31.9 million. As of October 31, 2013, the weighted average interest rate on our outstanding borrowings under the credit facility was 2.00%.
Liquidity
We generally finance our operations through cash flow from operations and borrowings under our revolving credit facility described above. As of September 30, 2013, we had $4.9 million in cash and cash equivalents, $6.3 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments and $20.4 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $7.3 million in the three months ended September 30, 2013 compared to $3.7 million in the three months ended September 30, 2012. The increase in net cash provided by operating activities in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to higher level of cash inflows from operating activities and a lower level of non-operational gains such as net gains on sales of assets.
Net cash used in investing activities was $4.5 million in three months ended September 30, 2013 compared to net cash provided by investing activities of $0.2 million in three months ended September 30, 2012, primarily due to a higher level of cash inflows in the prior comparable period from sales of fixed assets, primarily real estate.
Net cash used in financing activities was $0.6 million in the three months ended September 30, 2013 compared to $5.2 million in the three months ended September 30, 2012. Net cash used in financing activities in the three months ended September 30, 2013 included net borrowings on our credit facility of $0.2 million, compared to net repayments of $(4.5) million in the three months ended September 30, 2012.
In three months ended September 30, 2013, we capitalized $4.8 million in property, plant and equipment purchases which included $3.1 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.1 million in building and facility improvements, $1.3 million in expenditures for vehicles, and machinery and equipment, and $0.3 million in information technology related expenditures.
Our expected capital expenditures for fiscal 2014 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment, and are expected to increase approximately 33% from fiscal 2013 levels.
Our working capital is comprised of the following:

(In thousands)	September 30, 2013	June 30, 2013
	(Unaudited)
Current assets	$146,111	$139,749
Current liabilities	79,395	76,550
Working capital	$66,716	$63,199
Liquidity Information:

(In thousands)	September 30, 2013	September 30, 2012
	(Unaudited)
Capital expenditures	$4,757	$3,572
Results of Operations
Net sales in the fiscal quarter ended September 30, 2013 increased $9.4 million, or 7.9%, to $128.6 million from $119.2 million in the fiscal quarter ended September 30, 2012, primarily due to increases in sales of our coffee and tea products.
Cost of goods sold in the fiscal quarter ended September 30, 2013 increased $4.6 million, or 6.1%, to $79.1 million, or 61.5% of net sales, from $74.5 million, or 62.6% of net sales, in the fiscal quarter ended September 30, 2012. The decrease in cost of goods sold as a percentage of net sales in the fiscal quarter ended September 30, 2013 is primarily due to a 17% decrease in the average cost of green coffee purchased, partially offset by $2.2 million in coffee-related derivative losses reclassified into cost of goods sold.
Gross profit in the fiscal quarter ended September 30, 2013 increased $4.9 million, or 10.9%, to $49.5 million from $44.6 million in the fiscal quarter ended September 30, 2012. Gross margin increased to 38.5% in the fiscal quarter ended September 30, 2013 from 37.4% in the fiscal quarter ended September 30, 2012. The increases in gross profit and gross margin were primarily due to the increase in sales and a 17% decrease in the average cost of green coffee purchased in the fiscal quarter ended September 30, 2013, partially offset by $2.2 million in coffee-related derivative losses reclassified into cost of goods sold.
In the fiscal quarter ended September 30, 2013, operating expenses increased $0.6 million, or 1.3%, to $46.6 million, or 36.2% of net sales, from $46.0 million, or 38.6% of net sales, in the fiscal quarter ended September 30, 2012. The increase in operating expenses in the fiscal quarter ended September 30, 2013 is primarily due to higher payroll and related expenses, and other expenses incurred in the first quarter of fiscal 2014 in connection with the restatement of certain prior period financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Income from operations in the fiscal quarter ended September 30, 2013 was $2.9 million compared to loss from operations of $(1.4) million in the fiscal quarter ended September 30, 2012, primarily due to the improvement in gross profit.
Total other expense in the fiscal quarter ended September 30, 2013 was $(0.8) million compared to total other income of $4.8 million in the fiscal quarter ended September 30, 2012, primarily due to lower net gains on sales of assets of $0.1 million in the fiscal quarter ended September 30, 2013 compared to $3.2 million in the fiscal quarter ended September 30, 2012, primarily from sales of real estate. Total other expense in the first quarter of fiscal 2014 included $(0.8) million in net losses on coffee-related derivatives and $(0.7) million in net losses from investments compared to $0.7 million in net gains on coffee-related derivatives and $0.1 million in net gains from investments in the first quarter of the prior fiscal year. Total other income in the first quarter of the prior fiscal year also included $0.8 million in recovery of a note receivable previously deemed uncollectible.
Prior to April 1, 2013, none of our derivative instruments was designated as an accounting hedge. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815, "Derivatives and Hedging" ("ASC 815"), to enable us to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. Net losses from coffee-related derivative instruments not designated as accounting hedges recorded in "Other, net" in the fiscal quarter ended September 30, 2013 were $(0.3) million compared to net gains of $0.7 million in the fiscal quarter ended September 30, 2012. For the fiscal quarter ended September 30, 2013, we recognized $(0.5) million million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the fiscal quarter ended September 30, 2013, we recorded an income tax expense of $0.3 million compared to $0.4 million in the fiscal quarter ended September 30, 2012.
As a result of the foregoing factors, we recorded net income of $1.8 million, or $0.11 per common share, in the fiscal quarter ended September 30, 2013 compared to $3.0 million, or $0.19 per common share, in the fiscal quarter ended September 30, 2012.
Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP financial measures, including “EBITDAE,” in assessing our operating performance. We believe this non-GAAP measure serves as an appropriate measure to be used in evaluating the performance of our business.
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

Set forth below is a reconciliation of reported net income to EBITDAE:

	Three Months Ended September 30,
(In thousands)	2013	2012
	(Unaudited)
Net income, as reported (1)	$1,806	$2,979
Income tax expense	306	441
Interest expense	372	457
Depreciation and amortization expense	7,424	8,340
ESOP and share-based compensation expense	904	823
Other, net (1)	783	(4,945)
EBITDAE	$11,595	$8,095
 ______________

(1)
Includes: (a) $0.1 million in net gains from sales of assets, primarily real estate, in the three months ended September 30, 2013; and (b) $3.2 million in net gains from sales of assets, primarily real estate, and $0.8 million in recovery of a note receivable previously deemed uncollectible in the three months ended September 30, 2012. Excludes $3.1 million in losses from coffee-related derivatives designated as cash flow hedges in the three months ended September 30, 2013.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at September 30, 2013. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At September 30, 2013, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

	Market Value of Preferred Securities at September 30, 2013	Change in Market Value
Interest Rate Changes	(In thousands)
–150 basis points	$21,150	$725
–100 basis points	$20,935	$510
Unchanged	$20,425	$—
+100 basis points	$19,806	$(619)
+150 basis points	$19,501	$(924)

The Loan Agreement for our revolving credit facility provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under our revolving credit facility. In connection with entering into the interest rate swap agreement on December 1, 2012, we reclassified $10.0 million of our borrowings under the revolving credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The swap transaction is intended to manage our interest rate risk related to our borrowings under our revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of September 30, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.18%.
We have not designated our interest rate swap as an accounting hedge. We record the interest rate swap on our consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in "Other, net" in our consolidated statements of operations. In the three months ended September 30, 2013, we recorded a loss of $7,000 for the change in fair value of our interest rate swap. No such loss was recorded in the three months ended September 30, 2012.
As of September 30, 2013, we had outstanding borrowings of $20.2 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $33.5 million. The weighted average interest rate on our outstanding borrowings under the credit facility at September 30, 2013 was 1.61%.
The following table demonstrates the impact of interest rate changes on our annual interest expense under the revolving credit facility based on the outstanding balance and interest rate as of September 30, 2013:

	Interest Rate	Annual Interest Expense
Interest Rate Changes		(In thousands)
–100 basis points	0.61%	$123
–50 basis points	1.11%	$225
Unchanged	1.61%	$326
+50 basis points	2.11%	$427
+100 basis points	2.61%	$528
Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the last in, first out basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers.
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
When coffee-related futures contracts are designated as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. Beginning in the fourth quarter of fiscal 2013, the effective portion of the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three months ended September 30, 2013, we reclassified $2.2 million in net losses into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three months ended September 30, 2013, we recognized in "Other, net" $(0.5) million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”

For the three months ended September 30, 2013 and 2012, we recorded net (losses) gains from coffee-related derivative instruments not designated as accounting hedges in "Other, net" in the amounts of $(0.3) million and $0.7 million, respectively (see Note 2 to the consolidated financial statements).
The following table summarizes the potential impact as of September 30, 2013 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not represent the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

	(In thousands)
Coffee-related derivative instruments	$601	$(601)	$5,718	$(5,718)

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the"Exchange Act"), are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of September 30, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2013. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our accounting for postretirement benefit obligations, as described below.
Changes in Internal Control Over Financial Reporting
As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the SEC on October 9, 2013, our management identified a material weakness in our internal control over our accounting for postretirement benefit obligations. Our controls did not properly identify the failure to apply generally accepted accounting principles with respect to the accounting for death benefits and the related cash surrender value of life insurance, and did not properly detect when changes or amendments to other postretirement benefit plans occurred that should have resulted in changes to the related benefit plan obligations. As a result, material errors to the recorded postretirement benefit liability, postretirement death benefit liability and cash surrender value of life insurance purchased to fund the postretirement death benefit occurred and were not timely detected. As a result, our management concluded that, as of June 30, 2013, our internal control over financial reporting was not effective due to this material weakness.
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

However, the material weakness will not be considered remediated until the applicable remedial controls are implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/S/MICHAEL H. KEOWN
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: November 7, 2013

By:	/s/MARK J. NELSON
Mark J. Nelson Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: November 7, 2013

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

10.22
Resignation Agreement, dated as of July 20, 2012, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 24, 2012 and incorporated herein by reference).*

10.23
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.24
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.25
Form of 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.26
Form of 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.27
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.28
Form of Award Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2012 and incorporated herein by reference).*

10.29
Form of Target Award Notification Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012 and incorporated herein by reference).*

10.30
Form of Award Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.31
Form of Target Award Notification Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.32
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.33
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on May 18, 2006 and as amended on December 31, 2008 (with schedule of indemnitees attached) (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.