Form 10-Q
period 2013-12-31
FARMER BROTHERS CO
filed 2014-02-10
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
310-787-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of February 7, 2014 the registrant had 16,459,933 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,864	$2,678
Restricted cash	3,576	8,084
Short-term investments	20,553	20,546
Accounts and notes receivable, net	46,368	43,922
Inventories	62,568	60,867
Income tax receivable	158	409
Prepaid expenses	3,490	3,243
Total current assets	144,577	139,749
Property, plant and equipment, net	94,589	92,159
Intangible assets, net	5,845	6,277
Other assets	6,760	5,484
Deferred income taxes	467	467
Total assets	$252,238	$244,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,482	27,740
Accrued payroll expenses	20,230	19,757
Short-term borrowings under revolving credit facility	8,523	9,654
Short-term obligations under capital leases	3,413	3,409
Short-term derivative liability	7,125	9,896
Deferred income taxes	923	923
Other current liabilities	5,519	5,171
Total current liabilities	75,215	76,550
Long-term borrowings under revolving credit facility	10,000	10,000
Long-term derivative liability	210	1,129
Accrued postretirement benefits	15,406	16,076
Other long-term liabilities—capital leases	7,657	8,759
Accrued pension liabilities	43,769	43,800
Accrued workers’ compensation liabilities	7,818	5,132
Deferred income taxes	983	852
Total liabilities	$161,058	$162,298
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,464,055 and 16,454,422 issued and outstanding at December 31, 2013 and June 30, 2013, respectively	16,464	16,454
Additional paid-in capital	32,103	34,654
Retained earnings	100,593	94,080
Unearned ESOP shares	(16,035)	(20,836)
Less accumulated other comprehensive loss	(41,945)	(42,514)
Total stockholders’ equity	$91,180	$81,838
Total liabilities and stockholders’ equity	$252,238	$244,136
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	$142,151	$135,705	$270,712	$254,858
Cost of goods sold	86,713	85,352	165,802	159,884
Gross profit	55,438	50,353	104,910	94,974
Selling expenses	38,991	40,765	76,326	78,036
General and administrative expenses	10,724	9,041	19,970	17,810
Operating expenses	49,715	49,806	96,296	95,846
Income (loss) from operations	5,723	547	8,614	(872)
Other (expense) income:
Dividend income	258	284	526	543
Interest income	110	99	218	191
Interest expense	(393)	(463)	(765)	(920)
Other, net	(587)	(7,656)	(1,370)	(2,711)
Total other expense	(612)	(7,736)	(1,391)	(2,897)
Income (loss) before taxes	5,111	(7,189)	7,223	(3,769)
Income tax expense (benefit)	402	(32)	709	409
Net income (loss)	$4,709	$(7,157)	$6,514	$(4,178)
Net income (loss) per common share—basic	$0.30	$(0.46)	$0.41	$(0.27)
Net income (loss) per common share—diluted	$0.29	$(0.46)	$0.41	$(0.27)
Weighted average common shares outstanding—basic	15,847,958	15,548,094	15,825,100	15,519,980
Weighted average common shares outstanding—diluted	15,964,682	15,548,094	15,904,456	15,519,980

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$4,709	$(7,157)	$6,514	$(4,178)
Other comprehensive income (loss), net of tax:
Deferred losses on derivatives designated as cash flow hedges	(2,260)	—	(5,385)	—
Reclassification of deferred losses on derivatives designated as cash flow hedges to cost of goods sold	3,735	—	5,954	—
Total comprehensive income (loss), net of tax	$6,184	$(7,157)	$7,083	$(4,178)

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$6,514	$(4,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,478	16,640
Provision for (recovery of) doubtful accounts	168	(963)
Deferred income taxes	131	—
Net gains on sales of assets	(50)	(3,202)
ESOP and share-based compensation expense	2,134	1,906
Net losses on derivatives and investments	1,949	7,038
Change in operating assets and liabilities:
Restricted cash	4,508	(1,987)
Purchases of trading securities held for investment	(2,963)	(4,188)
Proceeds from sales of trading securities held for investment	2,207	3,417
Accounts and notes receivable	(2,106)	(2,053)
Inventories	(5,608)	(2,404)
Income tax receivable	251	289
Prepaid expenses and other assets	(85)	558
Accounts payable	2,361	3,885
Accrued payroll expenses and other current liabilities	(2,581)	(3,702)
Accrued postretirement benefits	(670)	351
Other long-term liabilities	(211)	(1,302)
Net cash provided by operating activities	$20,427	$10,105
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,128)	(6,396)
Proceeds from sales of property, plant and equipment	333	3,911
Net cash used in investing activities	$(11,795)	$(2,485)
Cash flows from financing activities:
Proceeds from revolving credit facility	22,550	15,000
Repayments on revolving credit facility	(24,300)	(19,750)
Payments of capital lease obligations	(1,821)	(1,558)
Proceeds from stock option exercises	125	—
Net cash used in financing activities	$(3,446)	$(6,308)
Net increase in cash and cash equivalents	$5,186	$1,312
Cash and cash equivalents at beginning of period	2,678	3,906
Cash and cash equivalents at end of period	$7,864	$5,218

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Events occurring subsequent to December 31, 2013 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended December 31, 2013.
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
Corrections to Consolidated Statement of Cash Flows
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2013 the Company identified certain errors in the consolidated statement of cash flows. Accordingly, the Company has corrected the accompanying consolidated statement of cash flows for the six months ended December 31, 2012.
Within the presentation of cash flows from operating activities, the Company previously presented purchases and proceeds from sales of trading securities held for investment on a net basis that should have been presented on a gross basis to comply with GAAP. In addition, the Company previously presented a $7.1 million increase in the Company's derivative liability as a reduction in the net activity in short-term investments that should have been included in the change in "Accrued payroll expenses and other current liabilities." The errors had no impact on the amounts previously reported in the Company’s consolidated balance sheets, statements of operations, and statements of comprehensive income (loss). Management has evaluated the materiality of these errors quantitatively and qualitatively and has concluded that the corrections of these errors are immaterial to the statement of cash flows and the financial statements as a whole.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The accompanying consolidated statement of cash flows has been corrected for the errors described above. The impact of the adjustments is shown below:

	Six Months Ended December 31, 2012
(In thousands)	As Previously Reported	As Corrected
Cash flows from operating activities:
Net loss	$(4,178)	$(4,178)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,640	16,640
Recovery of doubtful accounts	(963)	(963)
Deferred income taxes	—	—
Net gains on sales of assets	(3,202)	(3,202)
ESOP and share-based compensation expense	1,906	1,906
Net losses on derivatives and investments	7,038	7,038
Change in operating assets and liabilities:
Restricted cash	(1,987)	(1,987)
Purchases of trading securities held for investment	—	(4,188)
Proceeds from sales of trading securities held for investment	—	3,417
Short-term investments	(7,854)	—
Accounts and notes receivable	(2,053)	(2,053)
Inventories	(2,404)	(2,404)
Income tax receivable	289	289
Prepaid expenses and other assets	558	558
Accounts payable	3,885	3,885
Accrued payroll expenses and other current liabilities	3,381	(3,702)
Accrued postretirement benefits	351	351
Other long-term liabilities	(1,302)	(1,302)
Net cash provided by operating activities	$10,105	$10,105
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of futures and swaps. The Company reports the fair value of derivative instruments on its consolidated balance sheets in "Short-term investments," "Other assets," "Short-term derivative liability," or "Long-term derivative liability." The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following gains and losses on derivative instruments are netted together and reported in “Other, net” in the Company's consolidated statements of operations:

•	Gains and losses on all derivatives that are not designated as cash flow hedges and for which the normal purchases and normal sales exception has not been elected; and

•	The ineffective portion of unrealized gains and losses on derivatives that are designated as cash flow hedges.
The fair value of derivative instruments is based upon broker quotes. At December 31, 2013, approximately 90% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 2). At December 31, 2012, no derivative instruments were designated as accounting hedges.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the three months ended December 31, 2013 and 2012 are $6.5 million and $6.3 million, respectively. Coffee brewing equipment costs included in cost of goods sold for the six months ended December 31, 2013 and 2012 are $13.0 million and $12.1 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $5.8 million and $4.9 million in the six months ended December 31, 2013 and 2012, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold in the three months ended December 31, 2013 and 2012 was $2.9 million and $3.3 million, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold in the six months ended December 31, 2013 and 2012 was $5.7 million and $6.6 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Revenue Recognition
Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s sales representatives. Revenue is recognized at the time the Company’s sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co–packing agreement. The Company recognizes revenue from the co-packing arrangement for the sale of tea on a net basis, net of direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of December 31, 2013 and June 30, 2013, the Company had $0.8 million and $0.3 million, respectively, of receivables relating to this arrangement which are included in "Other receivables" (see Note 6).
Net Income (Loss) Per Common Share
Net income (loss) per share (“EPS”) represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP"). Diluted EPS represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income (loss) attributable to nonvested restricted stockholders is excluded from net income (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the three and six months ended December 31, 2013 includes the dilutive effect of 116,724 and 79,356 shares, respectively, issuable under stock options (see Note 12). Computation of EPS for the three and six months ended December 31, 2012 does not include the dilutive effect of 699,317 shares issuable under stock options because their inclusion would be anti-dilutive (see Note 12).
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
In addition to an annual test, indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the six months ended December 31, 2013.
Long-Lived Assets, Excluding Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the six months ended December 31, 2013.
Self-Insurance
The Company is self-insured for California workers’ compensation claims subject to specific retention levels, and uses historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims in California. The estimated outstanding losses are the accrued cost of unpaid claims. The estimated outstanding losses,

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

including allocated loss adjustment expenses (“ALAE”), include case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liabilities were $8.0 million and the estimated recovery from reinsurance was $1.9 million as of December 31, 2013.
In May 2011, the Company did not meet certain minimum credit rating criteria for participation in the alternative security program for California self-insurers. As a result, the Company was required to post a $5.9 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans. At December 31, 2013, this letter of credit continues to serve as a security deposit but has been reduced to $5.4 million.
General liability, product liability, commercial auto liability and workers' compensation liability (in all states other than California) are insured through a captive insurance program. The Company retains risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. In the three and six months ended December 31, 2013, the Company accrued an additional $1.3 million in selling expenses and increased its liability reserves for incurred but not reported claims to $2.0 million at December 31, 2013.
The accrued liability for workers’ compensation is presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," as appropriate.
The estimated liability related to the Company's self-insured group medical insurance is recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
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

Note 2. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its PTF green coffee purchase contracts, which are described further in Note 1. The Company utilizes futures contracts and options to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk, in some instances, as much as 24 months prior to the actual delivery date. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.
At December 31, 2013, approximately 90% of the Company's outstanding coffee-related derivative instruments, representing 46.9 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At December 31, 2012 no coffee-related derivative instruments were designated as accounting hedges.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For the three and six months ended December 31, 2013, the Company recorded coffee-related net derivative losses in other comprehensive income ("OCI") in the amounts of $2.3 million and $5.4 million, respectively. No coffee-related net derivative gains or losses were recorded in OCI for the three and six months ended December 31, 2012.
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
Fair values of derivative instruments on the consolidated balance sheets (in thousands):

	Derivatives Designated as Cash Flow Hedges		Derivatives Not Designated as Accounting Hedges
	December 31,	June 30,	December 31,	June 30,
	2013	2013	2013	2013
Financial Statement Location:
Short-term investments:
Coffee-related derivatives	$—	$—	$—	$4
Short-term derivative liability:
Coffee futures	$7,146	$9,331	$(21)	$565
Other current liabilities:
Interest rate swap	$—	$—	$29	$25
Long-term derivative liability:
Coffee futures	$210	$1,129	$—	$—

Statement of Operations
For the three and six months ended December 31, 2013, the Company recognized $0.1 million and $0.7 million, respectively, in net losses on coffee-related derivative instruments designated as cash flow hedges for ineffectiveness and 10% of the total coffee-related derivative instruments were excluded from the effectiveness assessment since they were not designated as cash flow hedges. Cash flow hedge contracts outstanding as of December 31, 2013 will expire within 23 months.
The following table presents pretax net gains and losses on coffee-related derivative instruments designated as cash flow hedges, as recognized in "Cost of goods sold," "AOCI" and "Other, net" (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
	2013	2012	2013	2012
Net losses recognized in earnings (effective portion)	$(3,735)	$—	$(5,954)	$—	Cost of goods sold
Net losses recognized in other comprehensive income (loss) (effective portion)	$(2,260)	$—	$(5,385)	$—	AOCI
Net losses recognized in earnings (ineffective portion)	$(143)	$—	$(650)	$—	Other, net

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For the three and six months ended December 31, 2013, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivatives not designated as accounting hedges are included in "Other, net" in the Company's consolidated statements of operations and in "Net losses (gains) on derivatives and investments" in the Company's consolidated statements of cash flow.
Net gains and losses recorded in "Other, net" are as follows:

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net losses on coffee-related derivatives	$(347)	$(7,859)	$(1,195)	$(7,156)
Net (losses) gains on investments	(55)	59	(750)	158
Net gains (losses) on interest rate swap	2	(40)	(4)	(40)
Net losses on derivatives and investments	(400)	(7,840)	(1,949)	(7,038)
Net (losses) gains on sales of assets	(73)	(11)	50	3,202
Other (losses) gains, net	(114)	195	529	1,125
Other, net	$(587)	$(7,656)	$(1,370)	$(2,711)
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following tables present the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash margins on deposit with each of its counterparties as of the reporting dates indicated:

Counterparty A		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
At December 31, 2013	Derivative Assets	$229	$(229)	$—	$—
	Derivative Liabilities	$7,564	$(229)	$3,576	$3,759

At June 30, 2013	Derivative Assets	$4	$(4)	$—	$—
	Derivative Liabilities	$11,025	$(4)	$8,084	$2,937

Counterparty B		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
At December 31, 2013	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$29	$—	$—	$29

At June 30, 2013	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$25	$—	$—	$25
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it, in certain circumstances, to post additional collateral in support of its net derivative liability positions. The Company had $3.6 million and $8.1 million, respectively, in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at December 31, 2013 and June 30, 2013 (see Note 5). Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2013, $7.1 million of net losses are expected to be reclassified into earnings within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2013. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
Note 3. Investments
Preferred stock investments as of December 31, 2013 consisted of securities with a fair value of $10.3 million in an unrealized loss position and securities with a fair value of $10.2 million in an unrealized gain position. Preferred stock investments as of June 30, 2013 consisted of securities with a fair value of $7.3 million in an unrealized loss position and $13.2 million in an unrealized gain position.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Total (loss) gain recognized on trading securities held for investment	$(55)	$59	$(750)	$158
Less: (Loss) gain on sales of trading securities held for investment	(24)	58	(66)	158
Unrealized loss (gain) on trading securities held for investment	$(31)	$1	$(684)	$—

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
Securities with quotes that are based on actual trades or actionable bids and offers with a sufficient level of activity on or near the measurement date are classified as Level 1. Securities that are priced using quotes derived from implied values, indicative bids and offers, or a limited number of actual trades, or the same information for securities that are similar in many respects to those being valued, are classified as Level 2. If market information is not available for securities being valued, or materially-comparable securities, then those securities are classified as Level 3. In considering market information, management evaluates changes in liquidity, willingness of a broker to execute at the quoted price, the depth and consistency of prices from pricing services, and the existence of observable trades in the market.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

December 31, 2013	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,553	$15,995	$4,558	$—
Futures, options and other derivative assets(2)	$95	$95	$—	$—
Derivatives designated as cash flow hedges:
Coffee-related derivative liabilities	$7,356	$7,356	$—	$—
Derivatives not designated as accounting hedges:
Coffee-related derivative liabilities	$(21)	$(21)	$—	$—
Derivative liabilities — interest rate swap	$29	$—	$29	$—

June 30, 2013	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,542	$15,738	$4,804	$—
Futures, options and other derivative assets(3)	$4	$—	$4	$—
Derivatives designated as cash flow hedges:
Coffee-related derivative liabilities	$10,460	$10,460	$—	$—
Derivatives not designated as accounting hedges:
Coffee-related derivative liabilities	$565	$565	$—	$—
Derivative liabilities — interest rate swap	$25	$—	$25	$—
____________________

(1)	Included in "Short-term investments" on the consolidated balance sheets.

(2)	Included "Cash and cash equivalents" on the consolidated balance sheet.

(3)	Included in "Short-term investments" on the consolidated balance sheet.
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

Note 5. Restricted Cash
The Company had $3.6 million and $8.1 million, respectively, in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at December 31, 2013 and June 30, 2013. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 6. Accounts and Notes Receivable, Net

	December 31, 2013	June 30, 2013
(In thousands)
Trade receivables	$46,188	$43,965
Other receivables(1)	955	1,072
Allowance for doubtful accounts	(775)	(1,115)
	$46,368	$43,922
_____________
(1) Includes as of December 31, 2013 and June 30, 2013, $0.8 million and $0.3 million, respectively, of receivables relating to the co-packing arrangement for J.M. Smucker (see Note 1).

Note 7. Inventories

(In thousands)	December 31, 2013	June 30, 2013
Coffee
Processed	$13,236	$12,553
Unprocessed	15,504	12,796
Total	$28,740	$25,349

Tea and culinary products
Processed	$23,159	$21,406
Unprocessed	4,787	4,194
Total	$27,946	$25,600

Coffee brewing equipment parts	$5,882	$9,918

Total inventories	$62,568	$60,867

Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment manufactured on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, the Company records the expected beneficial effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company anticipates its inventory levels at June 30, 2014 will be the same as at June 30, 2013 and, therefore, did not record an adjustment to cost of goods sold for the three and six months ended December 31, 2013. The Company recorded $0.5 million in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and six months ended December 31, 2012, which reduced net loss for the three and six months ended December 31, 2012 by $0.5 million.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
(In thousands)
Service cost	$100	$119	$200	$238
Interest cost	1,452	1,449	2,904	2,898
Expected return on plan assets	(1,705)	(1,660)	(3,410)	(3,320)
Amortization of net (gain) loss*	336	387	672	774
Amortization of prior service cost (credit)*	—	5	—	10
Net periodic benefit cost	$183	$300	$366	$600
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2012 and 2013, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each participant's first 5 years of vesting service, so that the participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.5 million in operating expenses in each of the six months ended December 31, 2013 and 2012.

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
The following table shows the components of net periodic postretirement benefit cost for the three and six months ended December 31, 2013 and 2012 for the postretirement medical and death benefits. Net periodic postretirement benefit cost for the three and six months ended December 31, 2013 was based on employee census information as of July 1, 2013 and asset information as of June 30, 2013.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
(In thousands)
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$(25)	$493	$468	$986
Interest cost	163	242	405	484
Expected return on plan assets	—	—	—	—
Amortization of net gain	(445)	4	(441)	8
Amortization of unrecognized transition (asset) obligation	—	—	—	—
Amortization of prior service cost (credit)	(440)	(439)	(879)	(878)
Net periodic postretirement benefit (credit) cost	$(747)	$300	$(447)	$600
Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2014	2013
Postretirement medical benefit discount rate	4.80%	4.20%
Postretirement death benefit discount rate	4.53%	4.39%

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction is intended to manage the Company's interest rate risk related to its revolving credit facility and requires the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of December 31, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.16%.
The Company has not designated its interest rate swap as an accounting hedge. The Company records the interest rate swap on its consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. In the three and six months ended December 31, 2013, the Company recorded a gain of $2,000 and a loss of $(4,000), respectively, for the change in fair value of its interest rate swap. In the three and six months ended December 31, 2012, the Company recorded a loss of $40,000 for the change in fair value of its interest rate swap (see Note 2).
On December 31, 2013, the Company was eligible to borrow up to a total of $68.0 million under the credit facility. As of December 31, 2013, the Company had outstanding borrowings of $18.6 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $38.2 million. In connection with entering into the interest rate swap agreement on December 1, 2012, the Company reclassified $10.0 million of its borrowings under the revolving credit facility as long-term because the Company intends to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. At December 31, 2013, the weighted average interest rate on the Company's outstanding borrowings under the credit facility was 1.13%. As of December 31, 2013, the Company was in compliance with all restrictive covenants under the credit facility.
Note 10. Share-based Compensation
On December 5, 2013, the Company’s stockholders approved the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan”). The Amended Equity Plan is an amendment and restatement of, and successor to, the Farmer Bros. Co. 2007 Omnibus Plan (the "Omnibus Plan"), and, among other things, increases the number of shares of the Company’s common stock, par value $1.00 per share, authorized for issuance under the plan by 250,000 from 1,125,000 to 1,375,000. In addition, the Amended Equity Plan provides for the following material changes: limits the types of equity awards available to be granted under the Amended Equity Plan to performance-based options and restricted stock; limits participants in the Amended Equity Plan to directors, officers and other employees of the Company; limits the performance criteria that will be used to establish performance goals under the plan to (i) net sales or revenue; (ii) net income before tax and excluding gain or loss on sale of property, plant and equipment; and/or (iii) cash flow (including, but not limited to, operating cash flow and free cash flow); reduces the maximum number of shares of stock with respect to one or more awards that may be granted to any one participant during any calendar year from 250,000 to 75,000; requires that all options issued to employees include performance criteria or performance goals, unless issued in connection with the commencement of employment as an executive of the Company; provides for forfeiture of unvested awards upon termination of employment or termination of

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

directorship, except as otherwise determined by the plan administrator; prohibits awards of restricted stock to employees except in connection with the commencement of employment as an executive of the Company; limits the value of restricted stock awards granted to any non-employee director to an amount not more than $30,000 annually; and prohibits delegation of administration of the plan to another committee or subcommittee of the Board, or authority to grant or amend awards to participants to a committee of one or more members of the Board or one or more officers of the Company.
The Company measures and recognizes compensation expense for all share-based payment awards made under the Amended Equity Plan based on estimated fair values.
Stock Options
Non-qualified stock options with time-based vesting ("NQOs")
On November 11, 2013, the Company granted 1,927 shares issuable upon the exercise of NQOs with an exercise price of $18.68 per share to an eligible employee under the Omnibus Plan prior to its amendment and restatement which vest ratably over a three-year period.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the stock options. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Following are the weighted average assumptions used in the Black-Scholes valuation model for NQOs granted during the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013	2012
Weighted average fair value of NQOs	$9.17	$5.54
Risk-free interest rate	1.7%	0.8%
Dividend yield	—%	—%
Average expected term	6.0 years	6.0 years
Expected stock price volatility	50.4%	49.5%
The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options. The average expected life is based on the midpoint between the vesting date and the end of the contractual term of the award. Currently, management estimates an annual forfeiture rate of 6.5% based on actual forfeiture experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

 The following table summarizes NQO activity for the six months ended December 31, 2013:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)(1)
Outstanding at June 30, 2013	557,427	$12.81	$5.44	5.1	1,620
Granted	1,927	$18.68	$9.17	7.0	—
Exercised	(8,765)	$14.24	$6.32	—	—
Cancelled/Forfeited	(14,835)	$17.26	$6.05	—	64
Outstanding at December 31, 2013	535,754	14.12	6.27	5.1	5,874
Vested and exercisable, December 31, 2013	315,574	14.30	5.75	4.0	2,828
Vested and expected to vest, December 31, 2013	518,645	12.74	6.19	4.7	5,455
 _______________
(1) Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.26 at December 31, 2013, representing the last trading day of the fiscal quarter ended December 31, 2013, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of that date.
The fair value of NQO grants vested during the six months ended December 31, 2013 was $0.5 million. As of December 31, 2013 and 2012, there was $1.0 million and $1.6 million, respectively, of unrecognized compensation cost related to NQOs. Total compensation expense for NQOs recognized in operating expenses in the three months ended December 31, 2013 and 2012 was $0.2 million and $0.3 million, respectively. Total compensation expense for NQOs recognized in the six months ended December 31, 2013 and 2012 was $0.4 million and $0.5 million, respectively.
Non-qualified stock options with performance-based and time-based vesting ("PNQs")
On December 12, 2013, the Company granted 107,035 shares issuable upon the exercise of PNQs with an exercise price of $21.33 per share to eligible employees under the Amended Equity Plan. These PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ vesting on the first anniversary of the grant date based on the Company’s achievement of a modified net income target for the first fiscal year of the performance period as approved by the Compensation Committee, and the remaining two-thirds of the total number of shares subject to each PNQ vesting on the third anniversary of the grant date based on the Company’s achievement of a cumulative modified net income target for all three years during the performance period as approved by the Compensation Committee, in each case, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date.
Following are the weighted average assumptions used in the Black-Scholes valuation model for PNQs granted during the six months ended December 31, 2013:

Six Months Ended December 31, 2013
Weighted average fair value of PNQs	$10.52
Risk-free interest rate	1.8%
Dividend yield	—%
Average expected term	6.0 years
Expected stock price volatility	50.5%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

 The following table summarizes PNQ activity for the six months ended December 31, 2013:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (Dollars in thousands) (1)
Outstanding at June 30, 2013	—	—	—	—	—
Granted	107,035	21.33	10.52	7.0	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—
Outstanding at December 31, 2013	107,035	21.33	10.52	7.0	207
Vested and exercisable, December 31, 2013	—	—	—	—	—
Vested and expected to vest, December 31, 2013	91,979	21.33	10.52	7.0	178
 _______________
(1) Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.26 at December 31, 2013, representing the last trading day of the fiscal quarter ended December 31, 2013, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of that date.
The Company has recorded compensation expense for the PNQs based on its expectation that achievement of the targets for the PNQs is probable. Compensation expense for PNQs recognized in operating expenses in the three and six months ended December 31, 2013 was $30,000. As of December 31, 2013 there was $1.1 million in unrecognized compensation cost related to PNQs. No comparable compensation expense was recognized in operating expenses in the three and six months ended December 31, 2012 and there was no unrecognized compensation cost related to PNQs at December 31, 2012
Restricted Stock
In the three months ended December 31, 2013, the Company granted 9,200 shares of restricted stock, with a weighted average grant date fair value of $20.48 per share. In the three months ended December 31, 2012, the Company granted 37,544 shares of restricted stock with a grant date fair value of $11.81 per share. Shares of restricted stock generally vest at the end of three years for eligible employees and officers who are employees. Shares of restricted stock generally vest ratably over a period of three years for directors.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Total compensation expense recognized in each of the three months ended December 31, 2013 and 2012 was $0.2 million. Total compensation expense recognized in the six months ended December 31, 2013 and 2012 was $0.3 million and $0.4 million, respectively. As of December 31, 2013 and 2012, there was approximately $0.8 million and $1.2 million, respectively, of unrecognized compensation cost related to restricted stock.
The following table summarizes restricted stock activity for the six months ended December 31, 2013:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2013	139,360	9.87	1.9	1,959
Granted	9,200	20.48	2.0	188
Exercised/Released	(27,651)	13.36	—	604
Cancelled/Forfeited	(8,332)	9.45	—	—
Outstanding at December 31, 2013	112,577	9.90	1.9	2,619
Expected to vest, December 31, 2013	94,318	9.93	1.9	2,194

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's deferred tax assets. Accordingly, the Company is maintaining a valuation allowance against its deferred tax assets. The Company decreased its valuation allowance by $1.8 million in the three months ended December 31, 2013 to $79.9 million. The valuation allowance at June 30, 2013 was $82.5 million.
A summary of the income tax expense recorded for the three and six months ended December 31, 2013 and 2012 is as follows:

(In thousands)	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Income (loss) before taxes	$5,111	$(7,189)	$7,223	$(3,769)

Income tax expense (benefit) at statutory rate	1,738	(2,445)	2,456	(1,282)
State income tax expense (benefit), net of federal tax benefit	374	(325)	587	137
Valuation allowance	(1,847)	2,817	(2,582)	1,315
Other permanent items	137	(79)	248	239
Income tax expense (benefit)	$402	$(32)	$709	$409

As of December 31, 2013 and June 30, 2013, the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	December 31, 2013	June 30, 2013

Total unrecognized tax benefits*	$3,211	$3,211
Unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate, subject to the valuation allowance*	$3,064	$3,064
____________

* Excluding interest and penalties
The Company believes it is reasonably possible that none of its total unrecognized tax benefits could be released in the next 12 months.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 12. Net Income (Loss) Per Common Share

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
(In thousands, except share and per share amounts)
Net income (loss) attributable to common stockholders—basic	$4,676	$(7,089)	$6,468	$(4,138)
Net income (loss) attributable to nonvested restricted stockholders	33	(68)	46	(40)
Total net income (loss)	$4,709	$(7,157)	$6,514	$(4,178)

Weighted average shares outstanding—basic	15,847,958	15,548,094	15,825,100	15,519,980
Effect of dilutive securities:
Shares issuable under stock options	116,724	—	79,356	—
Weighted average shares outstanding—diluted	15,964,682	15,548,094	15,904,456	15,519,980
Net income (loss) per common share—basic	$0.30	$(0.46)	$0.41	$(0.27)
Net income (loss) per common share—diluted	$0.29	$(0.46)	$0.41	$(0.27)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the relative effectiveness of compensation-based employee incentives in causing improvements in  Company performance, the capacity to meet the demands of the Company’s large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the impact of a weaker economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and six months ended December 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for any future period.
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
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction is intended to manage our interest rate risk related to our borrowings under the revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of December 31, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.16%.
We have not designated our interest rate swap as an accounting hedge. We record the interest rate swap on our consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in “Other, net” in our consolidated statements of operations. In the three and six months ended December 31, 2013, we recorded a gain of $2,000 and a loss of $(4,000), respectively, for the change in fair value of our interest rate swap. In the three and six months ended December 31, 2012, we recorded a loss of $(40,000) for the change in fair value of our interest rate swap.
On December 31, 2013, we were eligible to borrow up to a total of $68.0 million under the credit facility. As of December 31, 2013, we had outstanding borrowings of $18.6 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $38.2 million. In connection with entering into the interest rate swap agreement on December 1, 2012, we reclassified $10.0 million of our borrowings under the credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The weighted average interest rate on our outstanding borrowings under the credit facility was 1.13% at December 31, 2013. We believe that the carrying value of our outstanding borrowings under the credit facility approximates fair value at December 31, 2013 as the credit facility bears interest at a variable interest rate based on prevailing market conditions. As of December 31, 2013, we were in compliance with all restrictive covenants under the Loan Agreement.
As of January 31, 2014, we had estimated outstanding borrowings of $15.8 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $39.7 million. As of January 31, 2014, the weighted average interest rate on our outstanding borrowings under the credit facility was 1.18%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our revolving credit facility described above. As of December 31, 2013, we had $7.9 million in cash and cash equivalents, $3.6 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments and $20.6 million in short-term investments. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $20.4 million in the six months ended December 31, 2013 compared to $10.1 million in the six months ended December 31, 2012. The increase in net cash provided by operating activities in the six months ended December 31, 2013 was primarily due to a higher level of cash inflows from operating activities and a lower level of non-operational gains such as net gains on sales of assets.
Net cash used in investing activities was $11.8 million in the six months ended December 31, 2013 compared to $2.5 million in the six months ended December 31, 2012, primarily due to increased capital expenditures and decreased cash inflows from sales of fixed assets in the six months ended December 31, 2013.

Net cash used in financing activities was $3.4 million in the six months ended December 31, 2013 compared to $6.3 million in the six months ended December 31, 2012. Net cash used in financing activities in the six months ended December 31, 2013 included net repayments on our credit facility of $(1.8) million, compared to net repayments of $(4.8) million in the six months ended December 31, 2012.
In the six months ended December 31, 2013, we capitalized $12.1 million in property, plant and equipment purchases which included $5.9 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.3 million in building and facility improvements, $4.6 million in expenditures for vehicles, and machinery and equipment, and $1.3 million in information technology related expenditures.
Our expected capital expenditures for fiscal 2014 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment, and are expected to increase approximately 33% from fiscal 2013 levels.
Our working capital is composed of the following:

(In thousands)	December 31, 2013	June 30, 2013
Current assets	$144,577	$139,749
Current liabilities	75,215	76,550
Working capital	$69,362	$63,199
Liquidity Information:

(In thousands)	Six Months Ended December 31,
	2013	2012
Capital expenditures	$12,128	$6,396
Results of Operations
Net sales in the three months ended December 31, 2013 increased $6.4 million, or 4.8%, to $142.1 million from $135.7 million in the three months ended December 31, 2012, primarily due to increases in sales of our coffee and tea products. Net sales in the six months ended December 31, 2013 increased $15.8 million, or 6.2%, to $270.7 million as compared to $254.9 million in the six months ended December 31, 2012, primarily due to increases in sales of our coffee and tea products.
Cost of goods sold in the three months ended December 31, 2013 increased $1.4 million, or 1.6%, to $86.7 million, or 61.0% of net sales, from $85.4 million, or 62.9% of net sales, in the three months ended December 31, 2012. The decrease in cost of goods sold as a percentage of net sales in the three months ended December 31, 2013 was primarily due to a 29% decrease in the average cost of green coffee purchased, partially offset by $3.7 million in coffee-related derivative losses reclassified into cost of goods sold. Cost of goods sold in the six months ended December 31, 2013 increased $5.9 million, or 3.7% , to $165.8 million, or 61.2% of net sales, from $159.9 million, or 62.7% of net sales in the six months ended December 31, 2012. The decrease in cost of goods sold as a percentage of net sales in the six months ended December 31, 2013 was primarily due to a 26% decrease in the average cost of green coffee purchased, partially offset by $6.0 million in coffee-related derivative losses reclassified into cost of goods sold.
We anticipate that inventory levels at June 30, 2014 will be greater than at June 30, 2013 and, therefore, did not record any adjustment to cost of goods sold to reflect the effect of the liquidation of LIFO inventory quantities in the results of operations for the three and six months ended December 31, 2013. Cost of goods sold in the three and six months ended December 31, 2012 includes the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.5 million.
Gross profit in the three months ended December 31, 2013 increased $5.0 million, or 10.1%, to $55.4 million from $50.4 million in the three months ended December 31, 2012, primarily due to the increase in net sales. Gross margin increased to 39.0% in the three months ended December 31, 2013 from 37.1% in the three months ended December 31, 2012, primarily due to a 29% decrease in the average cost of green coffee purchased in the three months ended December 31, 2013. The increases in gross profit and gross margin were partially offset by $3.7 million in coffee-related derivative losses reclassified into cost of goods sold matching the hedged transactions that affected earnings in the three months ended December 31, 2013. Gross profit in the six months ended December 31, 2013 increased $9.9 million, or 10.5%, to $104.9 million, as compared to $95.0 million in the six months ended

December 31, 2012, primarily due to the increase in net sales. Gross margin increased to 38.8% in the six months ended December 31, 2013 from 37.3% in the comparable period of the prior fiscal year, primarily due to a 26% decrease in the average cost of green coffee purchased. The increases in gross profit and gross margin were partially offset by $6.0 million in coffee-related derivative losses reclassified into cost of goods sold matching the hedged transactions that affected earnings in the six months ended December 31, 2013. Gross profit in the three and six months ended December 31, 2012 included the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.5 million.
In the three months ended December 31, 2013, operating expenses decreased $0.1 million, or 0.2%, to $49.7 million, or 35.0% of net sales, from $49.8 million, or 36.7% of net sales, in the three months ended December 31, 2012. The decrease in operating expenses in the three months ended December 31, 2013 was primarily due a $1.8 million decrease in selling expenses partially offset by a $1.7 million increase in general and administrative expenses as compared to the three months ended December 31, 2012. Operating expenses in the six months ended December 31, 2013 increased $0.5 million, or 0.5%, to $96.3 million, or 35.6% of net sales, from $95.8 million, or 37.6% of net sales in the six months ended December 31, 2012. The increase in operating expenses in the six months ended December 31, 2013 was primarily due to a $2.2 million increase in general and administrative expenses partially offset by a $1.7 million decrease in selling expenses. The decrease in selling expenses in the three and six months ended December 31, 2013 was primarily due to the absence of startup costs for national customers and the absence of expenses related to sales training and storm-related expenses as compared to the same periods in the prior fiscal year. In addition, insurance recovery of storm-related losses in the six months ended December 31, 2013 also contributed to the decrease in selling expenses. The decrease in selling expenses was partially offset by a $1.3 million increase in additional accruals for incurred but not reported self-insurance claims. The increase in general and administrative expenses in the three and six months ended December 31, 2013 was primarily due to the increase in accrual for anticipated bonus payments to eligible employees as compared to the same periods in the prior fiscal year.
Income from operations in the three months ended December 31, 2013 was $5.7 million compared to $0.5 million in the three months ended December 31, 2012, primarily due to the improvement in gross profit and lower selling expenses partially offset by the increase in general and administrative expenses. Income from operations in the six months ended December 31, 2013 was $8.6 million compared to loss from operations of $(0.9) million in the six months ended December 31, 2012, primarily due to the improvement in gross profit and lower selling expenses partially offset by the increase in general and administrative expenses.
Total other expense in the three and six months ended December 31, 2013 was $0.6 million and $1.4 million, respectively, compared to $7.7 million and $2.9 million in the three and six months ended December 31, 2012, respectively. The decrease in total other expense in the three and six months ended December 31, 2013 was primarily due to the implementation of procedures following the guidelines of ASC 815, "Derivatives and Hedging" ("ASC 815"), beginning in April 2013 which enabled us to account for certain coffee-related derivative instruments as accounting hedges. As a result, beginning in April 2013, gains and losses from derivative instruments designated as accounting hedges are deferred in AOCI and recognized in cost of goods sold in the period or periods when the hedged transaction affects earnings. Gains and losses from derivative instruments not designated as accounting hedges are immediately recognized in "Other, net." Total other expense in the three and six months ended December 31, 2013 included $0.3 million and $1.2 million in net losses on coffee-related derivatives, respectively, as compared to $7.9 million and $7.2 million in the three and six months ended December 31, 2012, respectively. Total other expense in the six months ended December 31, 2012 included $3.2 million in net gains on sales of assets, primarily real estate.
Net losses from coffee-related derivative instruments not designated as accounting hedges recorded in "Other, net" in the three and six months ended December 31, 2013 were $0.2 million and $0.5 million, respectively. For the three and six months ended December 31, 2013, we recognized $0.1 million and $0.7 million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the three months ended December 31, 2013, we recorded income tax expense of $0.4 million compared to income tax benefit of $(32,000) in the three months ended December 31, 2012. In the six months ended December 31, 2013, we recorded income tax expense of $0.7 million compared to $0.4 million in the six months ended December 31, 2012.
As a result of the foregoing factors, net income in the three months ended December 31, 2013 was $4.7 million, or $0.29 per diluted common share, compared to net loss of $(7.2) million, or $(0.46) per diluted common share, in the three months ended December 31, 2012. Net income in the six months ended December 31, 2013 was of $6.5 million, or $0.41 per diluted common share, as compared to net loss of $(4.2) million, or $(0.27) per diluted common share, in the six months ended December 31, 2012.
Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP financial measures, including “EBITDAE” and "EBITDAE Margin," in assessing our operating performance. We believe these non-GAAP financial measures serve as appropriate measures to be used in evaluating the performance of our business.
We define “EBITDAE” as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, pension withdrawal expense, and "Other, net," which includes net gains and losses from derivatives and investments, and net gains and losses on sales of assets. We reference this particular non-GAAP financial measure frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, we base certain of our forward-looking estimates on EBITDAE to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned EBITDAE. We define "EBITDAE Margin" as EBITDAE expressed as a percentage of net sales. EBITDAE and EBITDAE Margin as defined by us may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.
Set forth below is a reconciliation of reported net income (loss) to EBITDAE:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Net income (loss), as reported(1)(2)	$4,709	$(7,157)	$6,514	$(4,178)
Income tax expense (benefit)	402	(32)	709	409
Interest expense (benefit)	393	463	765	920
Depreciation and amortization expense	7,054	8,300	14,478	16,640
ESOP and share-based compensation expense	1,230	1,083	2,134	1,906
Other, net(2)	587	7,656	1,370	2,711
EBITDAE	$14,375	$10,313	$25,970	$18,408

EBITDAE Margin	10.1%	7.6%	9.6%	7.2%
 ______________

(1)	Includes $0.5 million in beneficial effect of LIFO inventory liquidation in the three and six months ended December 31, 2012.

(2)
Includes: (a) $0.1 million in net gains from sales of assets in the three and six months ended December 31, 2013; and (b) $3.2 million in net gains from sales of assets, primarily real estate, and $0.8 million in recovery of a note receivable previously deemed uncollectible in the six months ended December 31, 2012. Excludes $2.3 million and $5.4 million in losses from coffee-related derivatives which have been recorded in OCI in the three and six months ended December 31, 2013.

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

The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at December 31, 2013. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At December 31, 2013, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

	Market Value of Preferred Securities at December 31, 2013	Change in Market Value
Interest Rate Changes	(In thousands)
–150 basis points	$21,582	$1,029
–100 basis points	$21,287	$734
Unchanged	$20,553	$—
+100 basis points	$19,622	$(931)
+150 basis points	$19,141	$(1,412)

The Loan Agreement for our revolving credit facility provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0.25% to PRIME + 0.75% or Adjusted Eurodollar Rate + 2.0% to Adjusted Eurodollar Rate + 2.5%. Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under our revolving credit facility. In connection with entering into the interest rate swap agreement on December 1, 2012, we reclassified $10.0 million of our borrowings under the revolving credit facility as long-term because we intend to repay the borrowings in accordance with the termination date of the swap agreement which extends beyond one year. The swap transaction is intended to manage our interest rate risk related to our borrowings under our revolving credit facility and requires us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. As of December 31, 2013, the variable interest rate based on 1-month USD LIBOR-BBA was 0.16%.
We have not designated our interest rate swap as an accounting hedge. We record the interest rate swap on our consolidated balance sheet at fair value with the changes in fair value recorded as gain or loss in "Other, net" in our consolidated statements of operations. In the three and six months ended December 31, 2013, we recorded a gain of $2,000 and a loss of $(4,000), respectively, for the change in fair value of our interest rate swap. In the three and six months ended December 31, 2012, we recorded a loss of $(40,000) for the change in fair value of our interest rate swap.
As of December 31, 2013, we had outstanding borrowings of $18.6 million, including loan extension fees of $0.1 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $38.2 million. The weighted average interest rate on our outstanding borrowings under the credit facility at December 31, 2013 was 1.13%.
The following table demonstrates the impact of interest rate changes on our annual interest expense under the revolving credit facility based on the outstanding balance and interest rate as of December 31, 2013:

	Interest Rate	Annual Interest Expense
Interest Rate Changes		(In thousands)
–100 basis points	0.13%	$24
–50 basis points	0.63%	$117
Unchanged	1.13%	$210
+50 basis points	1.63%	$303
+100 basis points	2.13%	$396
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
When coffee-related futures contracts are designated as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. Beginning in the fourth quarter of fiscal 2013, the effective portion of the change in fair value of the derivative is reported as AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three and six months ended December 31, 2013, we reclassified $3.7 million and $6.0 million in net losses into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three and six months ended December 31, 2013, we recognized in "Other, net" $(0.5) million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
For the three and six months ended December 31, 2013, we recorded net (losses) gains from coffee-related derivative instruments not designated as accounting hedges in "Other, net" in the amounts of $(0.2) million and $0.5 million, respectively (see Note 2 to the consolidated financial statements).
The following table summarizes the potential impact as of December 31, 2013 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not represent the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

	(In thousands)
Coffee-related derivative instruments	$5,400	$(5,400)	$616	$(616)

Item 4.	Controls and Procedures
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
As of December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2013. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our accounting for postretirement benefit obligations, as described below.
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
Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/S/MICHAEL H. KEOWN
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: February 10, 2014

By:	/s/MARK J. NELSON
Mark J. Nelson Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: February 10, 2014

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

4.3	Specimen Stock Certificate (filed herewith).

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

10.10	Farmer Bros. Co. 2005 Incentive Compensation Plan (filed herewith).*

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

10.22
Resignation Agreement, dated as of July 20, 2012, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 24, 2012 and incorporated herein by reference).*

10.23
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.24
Separation Agreement, dated as of December 12, 2013, by and between Farmer Bros. Co. and Hortensia R. Gomez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.25
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.26
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

10.27
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.28
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.29
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.30
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.31
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.32
Form of Award Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2012 and incorporated herein by reference).*

10.33
Form of Target Award Notification Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012 and incorporated herein by reference).*

10.34
Form of Award Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.35
Form of Target Award Notification Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.36
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.37
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.