Form 10-Q
period 2014-03-31
FARMER BROTHERS CO
filed 2014-05-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
As of May 7, 2014 the registrant had 16,560,339 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,156	$2,678
Restricted cash	—	8,084
Short-term investments	21,571	20,546
Accounts and notes receivable, net	45,170	43,922
Inventories	67,018	60,867
Income tax receivable	175	409
Short-term derivative assets	18,534	—
Prepaid expenses	3,193	3,243
Total current assets	160,817	139,749
Property, plant and equipment, net	95,773	92,159
Intangible assets, net	5,628	6,277
Other assets	7,895	5,484
Deferred income taxes	467	467
Total assets	$270,580	$244,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,563	$27,740
Accrued payroll expenses	19,153	19,757
Short-term borrowings under revolving credit facility	9,366	9,654
Short-term obligations under capital leases	3,725	3,409
Short-term derivative liabilities	—	9,896
Deferred income taxes	923	923
Other current liabilities	5,728	5,171
Total current liabilities	72,458	76,550
Long-term borrowings under revolving credit facility	—	10,000
Long-term derivative liabilities	—	1,129
Accrued postretirement benefits	15,048	16,076
Other long-term liabilities—capital leases	6,797	8,759
Accrued pension liabilities	43,550	43,800
Accrued workers’ compensation liabilities	8,074	5,132
Deferred income taxes	962	852
Total liabilities	$146,889	$162,298
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,559,992 and 16,454,422 issued and outstanding at March 31, 2014 and June 30, 2013, respectively	16,560	16,454
Additional paid-in capital	34,604	34,654
Retained earnings	103,101	94,080
Unearned ESOP shares	(16,035)	(20,836)
Accumulated other comprehensive loss	(14,539)	(42,514)
Total stockholders’ equity	$123,691	$81,838
Total liabilities and stockholders’ equity	$270,580	$244,136
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales	$124,600	$126,343	$395,312	$381,201
Cost of goods sold	76,810	78,761	242,612	240,867
Gross profit	47,790	47,582	152,700	140,334
Selling expenses	42,161	39,135	118,487	117,171
General and administrative expenses	7,667	8,941	27,637	24,529
Net losses (gains) from sales of assets	37	(1,185)	(13)	(4,388)
Operating expenses	49,865	46,891	146,111	137,312
(Loss) income from operations	(2,075)	691	6,589	3,022
Other income (expense):
Dividend income	276	286	802	829
Interest income	114	92	332	283
Interest expense	(277)	(466)	(1,042)	(1,386)
Other, net	4,664	(1,949)	3,244	(7,863)
Total other income (expense)	4,777	(2,037)	3,336	(8,137)
Income (loss) before taxes	2,702	(1,346)	9,925	(5,115)
Income tax expense (benefit)	196	(40)	904	369
Net income (loss)	$2,506	$(1,306)	$9,021	$(5,484)
Net income (loss) per common share—basic	$0.16	$(0.08)	$0.57	$(0.35)
Net income (loss) per common share—diluted	$0.16	$(0.08)	$0.57	$(0.35)
Weighted average common shares outstanding—basic	15,955,227	15,600,040	15,865,595	15,540,697
Weighted average common shares outstanding—diluted	16,082,186	15,600,040	15,963,755	15,540,697

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$2,506	$(1,306)	$9,021	$(5,484)
Other comprehensive income (loss), net of tax:
Deferred gains on derivatives designated as cash flow hedges	26,561	—	21,175	—
Reclassification of deferred losses on derivatives designated as cash flow hedges to cost of goods sold	845	—	6,799	—
Total comprehensive income (loss), net of tax	$29,912	$(1,306)	$36,995	$(5,484)

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$9,021	$(5,484)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,335	24,778
Provision for (recovery of) doubtful accounts	78	(890)
Deferred income taxes	110	111
Net gains on sales of assets	(13)	(4,388)
ESOP and share-based compensation expense	3,415	2,639
Net losses on derivatives and investments	4,235	9,315
Change in operating assets and liabilities:
Restricted cash	8,084	(2,140)
Purchases of trading securities held for investment	(4,456)	(6,408)
Proceeds from sales of trading securities held for investment	3,443	5,452
Accounts and notes receivable	(818)	(1,167)
Inventories	(10,397)	(1,291)
Income tax receivable	234	645
Derivative assets, net	(7,059)	—
Prepaid expenses and other assets	309	522
Accounts payable	6,665	3,737
Accrued payroll expenses and other current liabilities	(51)	(6,657)
Accrued postretirement benefits	(1,028)	462
Other long-term liabilities	747	(1,416)
Net cash provided by operating activities	$33,854	$17,820
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,340)	(10,118)
Proceeds from sales of property, plant and equipment	378	5,556
Net cash used in investing activities	$(18,962)	$(4,562)
Cash flows from financing activities:
Proceeds from revolving credit facility	33,871	22,550
Repayments on revolving credit facility	(45,001)	(32,771)
Payments of capital lease obligations	(2,725)	(2,613)
Proceeds from stock option exercises	1,441	1,195
Net cash used in financing activities	$(12,414)	$(11,639)
Net increase in cash and cash equivalents	$2,478	$1,619
Cash and cash equivalents at beginning of period	2,678	3,906
Cash and cash equivalents at end of period	$5,156	$5,525

Supplemental disclosure of non-cash items:
In the nine months ended March 31, 2014, the net change in derivative assets and liabilities of $21.2 million is included in other comprehensive income.

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Events occurring subsequent to March 31, 2014 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2014.
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
Corrections to Previously Issued Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2013 the Company identified certain errors in the consolidated statements of operations and consolidated statement of cash flows. Accordingly, the Company has corrected the accompanying consolidated statements of operations for the three and nine months ended March 31, 2013 and the accompanying consolidated statement of cash flows for the nine months ended March 31, 2013.
Within the presentation of the consolidated statements of operations for the three and nine months ended March 31, 2013, the Company previously presented certain overhead expenses in "General and administrative expenses" that should have been recorded in "Cost of goods sold." In addition, the Company previously presented net gains from sales of assets within "Other, net" that should have been presented as a separate line item within "(Loss) income from operations" in order to comply with GAAP.
Within the presentation of cash flows from operating activities, the Company previously presented purchases of and proceeds from sales of trading securities held for investment on a net basis that should have been presented on a gross basis to comply with GAAP. In addition, the Company previously presented a $9.4 million increase in the Company's derivative liabilities as a reduction in the net activity in "Short-term investments" that should have been included in the change in "Accrued payroll expenses and other current liabilities."

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The errors had no impact on the amounts previously reported in the Company’s consolidated balance sheets. Management has evaluated the materiality of these errors quantitatively and qualitatively and has concluded that the corrections of these errors are immaterial to the consolidated financial statements as a whole.
The accompanying consolidated statements of operations and consolidated statement of cash flows have been corrected for the errors described above. The impact of the adjustments is shown below:

	Three Months Ended March 31, 2013
(In thousands)	As Previously Reported	Adjustments	As Corrected
Net sales	$126,343	$—	$126,343
Cost of goods sold	77,668	1,093	78,761
Gross profit	48,675	(1,093)	47,582
Selling expenses	39,135	—	39,135
General and administrative expenses	10,034	(1,093)	8,941
Net gains from sales of assets	—	(1,185)	(1,185)
Operating expenses	49,169	(2,278)	46,891
(Loss) income from operations	(494)	1,185	691
Other income (expense):
Dividend income	286	—	286
Interest income	92	—	92
Interest expense	(466)	—	(466)
Other, net	(764)	(1,185)	(1,949)
Total other (expense) income	(852)	(1,185)	(2,037)
Loss before taxes	(1,346)	—	(1,346)
Income tax benefit	(40)	—	(40)
Net loss	$(1,306)	$—	$(1,306)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Nine Months Ended March 31, 2013
(In thousands)	As Previously Reported	Adjustments	As Corrected
Net sales	$381,201	$—	$381,201
Cost of goods sold	237,552	3,315	240,867
Gross profit	143,649	(3,315)	140,334
Selling expenses	117,171	—	117,171
General and administrative expenses	27,844	(3,315)	24,529
Net gains from sales of assets	—	(4,388)	(4,388)
Operating expenses	145,015	(7,703)	137,312
(Loss) income from operations	(1,366)	4,388	3,022
Other (expense) income:
Dividend income	829	—	829
Interest income	283	—	283
Interest expense	(1,386)	—	(1,386)
Other, net	(3,475)	(4,388)	(7,863)
Total other (expense) income	(3,749)	(4,388)	(8,137)
Loss before taxes	(5,115)	—	(5,115)
Income tax expense	369	—	369
Net loss	$(5,484)	$—	$(5,484)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Nine Months Ended March 31, 2013
(In thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net loss	$(5,484)	$—	$(5,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,778	—	24,778
Recovery of doubtful accounts	(890)	—	(890)
Deferred income taxes	111	—	111
Net gains on sales of assets	(4,388)	—	(4,388)
ESOP and share-based compensation expense	2,639	—	2,639
Net losses on derivatives and investments	9,315	—	9,315
Change in operating assets and liabilities:
Restricted cash	(2,140)	—	(2,140)
Purchases of trading securities held for investment	—	(6,408)	(6,408)
Proceeds from sales of trading securities held for investment	—	5,452	5,452
Short-term investments	(10,347)	10,347	—
Accounts and notes receivable	(1,167)	—	(1,167)
Inventories	(1,291)	—	(1,291)
Income tax receivable	645	—	645
Prepaid expenses and other assets	522	—	522
Accounts payable	3,737	—	3,737
Accrued payroll expenses and other current liabilities	2,734	(9,391)	(6,657)
Accrued postretirement benefits	462	—	462
Other long-term liabilities	(1,416)	—	(1,416)
Net cash provided by operating activities	$17,820	$—	$17,820
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of futures and swaps. The Company reports the fair value of derivative instruments on its consolidated balance sheets in "Short-term investments," "Short-term derivative assets," "Other assets," "Short-term derivative liabilities," or "Long-term derivative liabilities." The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheet in "Restricted cash."
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
Prior to April 1, 2013, the Company had no derivative instruments that were designated as accounting hedges. Beginning April 1, 2013, the Company implemented procedures following the guidelines of Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging" ("ASC 815"), to enable it to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at inception and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued for that derivative, and future changes in the fair value of that derivative are recognized in “Other, net.”
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
The following gains and losses on derivative instruments are netted together and reported in “Other, net” in the Company's consolidated statements of operations:

•	Gains and losses on all derivatives that are not designated as cash flow hedges and for which the normal purchases and normal sales exception has not been elected; and

•	The ineffective portion of gains and losses on derivatives that are designated as cash flow hedges.
The fair value of derivative instruments is based upon broker quotes. At March 31, 2014, approximately 86% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 2). At March 31, 2013, no derivative instruments were designated as accounting hedges.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such servicing costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for the three months ended March 31, 2014 and 2013 were $6.6 million and $7.0 million, respectively. Coffee brewing equipment servicing costs included in cost of goods sold for the nine months ended March 31, 2014 and 2013 were $19.6 million and $19.1 million, respectively. In addition, depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold in the three months ended March 31, 2014 and 2013 was $2.8 million and $3.2 million, respectively. Depreciation expense related to capitalized coffee brewing equipment reported as cost of goods sold in the nine months ended March 31, 2014 and 2013 was $8.6 million and $9.8 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $9.8 million and $7.1 million in the nine months ended March 31, 2014 and 2013, respectively.

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
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co–packing agreement. The Company recognizes revenue from the co-packing arrangement for the sale of tea on a net basis, net of direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of March 31, 2014 and June 30, 2013, the Company had $0.2 million and $0.3 million, respectively, of receivables relating to this arrangement which are included in "Other receivables" (see Note 6).
Net Income (Loss) Per Common Share
Net income (loss) per share (“EPS”) represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP"). Diluted EPS represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income (loss) attributable to nonvested restricted stockholders is excluded from net income (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the three and nine months ended March 31, 2014 includes the dilutive effect of 126,959 and 98,160 shares, respectively, issuable under stock options (see Note 12). Computation of EPS for the three and nine months ended March 31, 2013 does not include the dilutive effect of 567,088 shares issuable under stock options because their inclusion would be anti-dilutive.
Dividends
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
In addition to an annual test, indefinite-lived intangible assets must also be tested on an interim basis if events or circumstances indicate that the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the nine months ended March 31, 2014.
Long-Lived Assets, Excluding Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the nine months ended March 31, 2014.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.
The Company accounts for its accrued liability relating to California workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims was $8.0 million and the estimated recovery from reinsurance was $1.9 million as of March 31, 2014. The short-term and long-term accrued liability for workers’ compensation claims are presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively.
In May 2011, the Company did not meet certain minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers' compensation liability. As a result, the Company was required to post a $5.9 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans. At March 31, 2014, this letter of credit continues to serve as a security deposit but has been reduced to $5.4 million.
The estimated liability related to the Company's self-insured group medical insurance at March 31, 2014 is $0.8 million and is recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability, commercial auto liability and workers' compensation liability (in all states other than California) are insured through a captive insurance program. The Company retains risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. In the three and nine months ended March 31, 2014, the Company accrued an additional $0.3 million and $1.6 million, respectively, in selling expenses and increased its liability reserves for such claims to $2.4 million at March 31, 2014. In the three and nine months ended March 31, 2013, no additional liability reserves for such claims were recorded.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability, commercial auto liability and accrued liability for workers’ compensation claims in all states other than California are included on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," as appropriate. The estimated insurance receivable is included in "Other assets" on the Company's consolidated balance sheets.
Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-10, "Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"). "ASU 2013-10 permits the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. ASU 2013-10 also removes the restriction on using different benchmark rates for similar hedges. ASU 2013-10 was effective for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company adopted the provisions of ASU 2013-10 in July 2013. Adoption of ASU 2013-10 did not have a material impact on the results of operations, financial position, or cash flows of the Company.
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
At March 31, 2014, approximately 86% of the Company's outstanding coffee-related derivative instruments, representing 32.8 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At March 31, 2013, no coffee-related derivative instruments were designated as cash flow hedges. For the three and nine months ended March 31, 2014, the Company recorded coffee-related net derivative gains in other comprehensive income ("OCI") in the amounts of $26.6 million and $21.2 million, respectively. No coffee-related net derivative gains or losses were recorded in OCI for the three and nine months ended March 31, 2013.
Interest Rate Swap
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The interest rate swap was not designated as an accounting hedge. The Company terminated the swap transaction on March 5, 2014.
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the consolidated balance sheets:

	Derivatives Designated as Cash Flow Hedges		Derivatives Not Designated as Accounting Hedges
	March 31,	June 30,	March 31,	June 30,
(In thousands)	2014	2013	2014	2013
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivatives	$15,434	$—	$3,100	$4

Long-term derivative assets(1):
Coffee-related derivatives	$1,233	$—	$—	$—
Short-term derivative liabilities:
Coffee-related derivatives	$—	$9,331	$—	$565
Other current liabilities:
Interest rate swap	$—	$—	$—	$25
Long-term derivative liabilities:
Coffee-related derivatives	$—	$1,129	$—	$—
____________
(1) Included in "Other assets" on the consolidated balance sheets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Statements of Operations
For the three and nine months ended March 31, 2014, the Company recognized $0.2 million in net gains and $(0.4) million in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges for ineffectiveness and 14% of the total coffee-related derivative instruments were excluded from the effectiveness assessment as they were not designated as cash flow hedges. Cash flow hedge contracts outstanding as of March 31, 2014 will expire within 21 months.
The following table presents pretax net gains and losses on coffee-related derivative instruments designated as cash flow hedges, as recognized in "Cost of goods sold," "AOCI" and "Other, net":

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2014	2013	2014	2013
Net losses recognized in earnings (effective portion)	$(845)	$—	$(6,799)	$—	Cost of goods sold
Net gains recognized in other comprehensive income (loss) (effective portion)	$26,561	$—	$21,175	$—	AOCI
Net gains (losses) recognized in earnings (ineffective portion)	$202	$—	$(448)	$—	Other, net
For the three and nine months ended March 31, 2014, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivatives not designated as accounting hedges are included in "Other, net" in the Company's consolidated statements of operations and in "Net losses on derivatives and investments" in the Company's consolidated statements of cash flows. "Net losses on derivatives and investments" in the Company's consolidated statements of cash flows also includes net losses on coffee-related derivatives recognized in earnings.
Net gains and losses recorded in "Other, net" are as follows:

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net gains (losses) on coffee-related derivatives	$3,748	$(2,918)	$2,554	$(10,074)
Net gains on investments	765	636	15	794
Net gains (losses) on interest rate swap	—	4	(5)	(35)
Net gains (losses) on derivatives and investments(1)	4,513	(2,278)	2,564	(9,315)
Other gains, net	151	329	680	1,452
Other, net	$4,664	$(1,949)	$3,244	$(7,863)
_______________
(1) Excludes net losses on coffee-related derivatives recorded in cost of goods sold in the three and nine months ended March 31, 2014.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following tables present the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash margins on deposit with each of its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
Counterparty A:
At March 31, 2014	Derivative Assets	$19,825	$(57)	$—	$19,768
	Derivative Liabilities	$57	$(57)	$—	$—

At June 30, 2013	Derivative Assets	$4	$(4)	$—	$—
	Derivative Liabilities	$11,025	$(4)	$8,084	$2,937

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
Counterparty B:
At March 31, 2014	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$—	$—	$—	$—

At June 30, 2013	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$25	$—	$—	$25
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it, in certain circumstances, to post additional collateral in support of its net derivative liability positions. The Company had $8.1 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at June 30, 2013 (see Note 5). At March 31, 2014, as the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into earnings in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2014, $18.8 million of net gains are expected to be reclassified into earnings within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2014. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
Note 3. Investments
Preferred stock investments as of March 31, 2014 consisted of securities with a fair value of $5.2 million in an unrealized loss position and securities with a fair value of $16.4 million in an unrealized gain position. Preferred stock investments as of June 30, 2013 consisted of securities with a fair value of $7.3 million in an unrealized loss position and $13.2 million in an unrealized gain position.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Total gain recognized on trading securities held for investment	$765	$636	$15	$794
Less: Realized gain on sales of trading securities held for investment	124	418	58	376
Unrealized gain (loss) on trading securities held for investment	$641	$218	$(43)	$418

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

March 31, 2014	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$21,571	$17,016	$4,555	$—
Derivatives designated as cash flow hedges:
Coffee-related derivative assets	$16,667	$16,667	$—	$—
Derivatives not designated as accounting hedges:
Coffee-related derivative assets	$3,100	$3,100	$—	$—

June 30, 2013	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,542	$15,738	$4,804	$—
Futures, options and other derivative assets(1)	$4	$—	$4	$—
Derivatives designated as cash flow hedges:
Coffee-related derivative liabilities	$10,460	$10,460	$—	$—
Derivatives not designated as accounting hedges:
Coffee-related derivative liabilities	$565	$565	$—	$—
Derivative liabilities — interest rate swap	$25	$—	$25	$—
____________________

(1)	Included in "Short-term investments" on the consolidated balance sheets.
There were no significant transfers of securities between Level 1 and Level 2.
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction was intended to manage the Company's interest rate risk related to its revolving credit facility. The Company terminated the swap transaction on March 5, 2014.
The Company valued its interest rate swap using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of the interest rate swap. The analysis reflected the contractual terms of the interest rate swap, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities.
Valuation of the interest rate swap transaction was based on proprietary curves that took into account both Level 1 and Level 2 inputs. The fair value of the interest rate swap was determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on an expectation of future interest rates (forward curves). These forward curves were market-based, utilizing observable market data. Discount curves for present value purposes were constructed using rates representing estimated costs of funding swap positions for early terminations based on an appropriate observable discount rate.
Note 5. Restricted Cash
The Company had $8.1 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments at June 30, 2013. At March 31, 2014, as the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 6. Accounts and Notes Receivable, Net

	March 31, 2014	June 30, 2013
(In thousands)
Trade receivables	$44,597	$43,965
Other receivables(1)	1,258	1,072
Allowance for doubtful accounts	(685)	(1,115)
Accounts and notes receivable, net	$45,170	$43,922
_____________
(1) Includes as of March 31, 2014 and June 30, 2013, $0.2 million and $0.3 million, respectively, of receivables relating to the co-packing arrangement for J.M. Smucker (see Note 1).

Note 7. Inventories

(In thousands)	March 31, 2014	June 30, 2013
Coffee
Processed	$14,344	$12,553
Unprocessed	19,051	12,796
Total	$33,395	$25,349
Tea and culinary products
Processed	$23,162	$21,406
Unprocessed	4,876	4,194
Total	$28,038	$25,600
Coffee brewing equipment parts	$5,585	$9,918
Total inventories	$67,018	$60,867
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment parts on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are correctly reflected in the recorded carrying value. At the end of each quarter, the Company records the expected beneficial effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company did not record any beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and nine months ended March 31, 2014 because it anticipates that its inventory levels at June 30, 2014 will be greater than at June 30, 2013. The Company recorded $0.2 million and $0.7 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and nine months ended March 31, 2013, which reduced net loss for the three and nine months ended March 31, 2013 by $0.2 million and $0.7 million, respectively.

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
Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for the majority of its employees who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the Farmer Bros. Plan, and new hires are not eligible to participate in the Farmer Bros. Plan.
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). In the fourth quarter of fiscal 2013, the Company determined that it would shut down its equipment refurbishment operations in Los Angeles, California and move them to its distribution center in Oklahoma City, Oklahoma, effective August 30, 2013. Due to this shut down, all hourly employees responsible for these operations in Los Angeles were terminated and their pension benefits in the Brewmatic Plan were frozen effective August 30, 2013. As a result, the Company recorded a pension curtailment expense of $34,000 in the fourth quarter of fiscal 2013.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
(In thousands)
Service cost	$100	$119	$300	$357
Interest cost	1,452	1,449	4,356	4,347
Expected return on plan assets	(1,705)	(1,660)	(5,115)	(4,980)
Amortization of net loss*	336	387	1,008	1,161
Amortization of net prior service cost*	—	5	—	15
Net periodic benefit cost	$183	$300	$549	$900
_____________

*
These amounts represent the estimated portion of the net loss and net prior service cost remaining in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
In fiscal 2012, the Company withdrew from the Labor Management Pension Fund and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established. Upon withdrawal, the employees covered under this multiemployer pension plan were included in the Company's 401(k) plan (the “401(k) Plan”). As of March 31, 2014, a final determination of liability has not been made by the pension plan administrator.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Multiemployer Plans Other Than Pension Plans
The Company participates in ten defined contribution multiemployer plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by the collective bargaining agreements which expire on or before June 30, 2017.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2013 and 2014, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each participant's first 5 years of vesting service, so that the participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company recorded matching contributions of $1.0 million and $0.8 million in operating expenses in the nine months ended March 31, 2014 and 2013, respectively.
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
The following table shows the components of net periodic postretirement benefit cost (credit) for the three and nine months ended March 31, 2014 and 2013 for the postretirement medical and death benefits. Net periodic postretirement benefit cost (credit) for the three and nine months ended March 31, 2014 is based on employee census information as of July 1, 2013 and asset information as of June 30, 2013.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
(In thousands)
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$234	$493	$702	$986
Interest cost	202	242	607	484
Expected return on plan assets	—	—	—	—
Amortization of net (gain) loss	(220)	4	(661)	8
Amortization of unrecognized transition (asset) obligation	—	—	—	—
Amortization of net prior service credit	(440)	(439)	(1,319)	(878)
Net periodic postretirement benefit (credit) cost	$(224)	$300	$(671)	$600
Weighted-average assumptions used to determine net periodic postretirement benefit cost

	Fiscal
	2014	2013
Postretirement medical benefit discount rate	4.80%	4.20%
Postretirement death benefit discount rate	4.53%	4.39%

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Pursuant to Amendment No. 2, Wells Fargo will provide a commitment of $53.0 million and JPMorgan Chase will provide a commitment of $22.0 million.
On February 28, 2014, the Company entered into Amendment No. 3 to the Loan Agreement, which, among other things, amended the definition of "Applicable Margin" set forth in the Loan Agreement to provide for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0% to PRIME + 0.50% or Adjusted Eurodollar Rate + 1.75% to Adjusted Eurodollar Rate + 2.25%. The Loan Agreement provides for a senior secured revolving credit facility of up to $75.0 million, with a letter of credit sublimit of $20.0 million. The revolving credit facility provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60.0 million inventory loan limit), as defined. The Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The Loan Agreement expires on March 2, 2015. Management cannot provide assurances that the Company will be able to refinance any of its indebtedness under the credit facility on commercially reasonable terms or at all.
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
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction was intended to manage the Company's interest rate risk related to its revolving credit facility and required the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. The Company terminated the swap transaction on March 5, 2014. As of March 31, 2014, the Company had no interest rate swap transactions in place.
The Company had not designated its interest rate swap as an accounting hedge. The Company recorded the interest rate swap on its consolidated balance sheets at fair value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. In the nine months ended March 31, 2014, the Company recorded a loss of $(5,000) for the change in fair value of its interest rate swap. No such gain or loss was recorded in the three months ended March 31, 2014. In the three and nine months ended March 31, 2013, the Company recorded a gain of $4,000 and a loss of $(35,000), respectively, for the change in fair value of its interest rate swap (see Note 2).
On March 31, 2014, the Company was eligible to borrow up to a total of $69.4 million under the credit facility. As of March 31, 2014, the Company had outstanding borrowings of $9.5 million, including loan extension fees of $0.1 million, utilized $9.6 million of the letters of credit sublimit, and had excess availability under the credit facility of $50.3 million. At March 31, 2014, the weighted average interest rate on the Company's outstanding borrowings under the credit facility was 2.25%. As of March 31, 2014, the Company was in compliance with all restrictive covenants under the Loan Agreement.
Note 10. Share-based Compensation
On December 5, 2013, the Company’s stockholders approved the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan”). The Amended Equity Plan is an amendment and restatement of, and successor to, the Farmer Bros. Co. 2007 Omnibus Plan (the "Omnibus Plan"), and, among other things, increases the number of shares of the Company’s common stock, par value $1.00 per share, authorized for issuance under the plan by 250,000 from 1,125,000 to 1,375,000. In addition, the Amended Equity Plan provides for the following material changes: limits the types of equity awards available to be granted under the Amended Equity Plan to performance-based options and restricted stock; limits participants in the Amended Equity Plan to directors, officers and other employees of the Company; limits the performance criteria that will be used to establish performance goals under the plan to (i) net sales or revenue; (ii) net income before tax and excluding gain or loss on sale of property, plant and equipment; and/or (iii) cash flow (including, but not limited to, operating

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

cash flow and free cash flow); reduces the maximum number of shares of stock with respect to one or more awards that may be granted to any one participant during any calendar year from 250,000 to 75,000; requires that all options issued to employees include performance criteria or performance goals, unless issued in connection with the commencement of employment as an executive of the Company; provides for forfeiture of unvested awards upon termination of employment or termination of directorship, except as otherwise determined by the plan administrator; prohibits awards of restricted stock to employees except in connection with the commencement of employment as an executive of the Company; limits the value of restricted stock awards granted to any non-employee director to an amount not more than $30,000 annually; and prohibits delegation of administration of the plan to another committee or subcommittee of the Board, or authority to grant or amend awards to participants to a committee of one or more members of the Board or one or more officers of the Company.
Stock Options
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
Non-qualified stock options with time-based vesting ("NQOs")
In the nine months ended March 31, 2014, the Company granted 1,927 shares issuable upon the exercise of NQOs with an exercise price of $18.68 per share to an eligible employee under the Omnibus Plan prior to its amendment and restatement which vest ratably over a three-year period. There were no NQOs granted during the three months ended March 31, 2014 or 2013.
Following are the weighted average assumptions used in the Black-Scholes valuation model for NQOs granted during the nine months ended March 31, 2014 and 2013:

	Nine Months Ended March 31,
	2014	2013
Weighted average fair value of NQOs	$9.17	$5.56
Risk-free interest rate	1.7%	0.8%
Dividend yield	—%	—%
Average expected term	6.0 years	6.0 years
Expected stock price volatility	50.4%	49.5%
The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options. The average expected term is based on the midpoint between the vesting date and the end of the contractual term of the award. Currently, management estimates an annual forfeiture rate of 6.5% based on actual forfeiture experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

 The following table summarizes NQO activity for the nine months ended March 31, 2014:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (Dollars in thousands)(1)
Outstanding at June 30, 2013	557,427	12.81	5.44	5.1	1,620
Granted	1,927	18.68	9.17	6.6	2
Exercised	(109,192)	13.20	5.84	—	—
Cancelled/Forfeited	(23,797)	15.59	5.89	—	—
Outstanding at March 31, 2014	426,365	12.58	5.33	4.6	3,153
Vested and exercisable, March 31, 2014	214,613	14.79	5.72	3.7	1,172
Vested and expected to vest, March 31, 2014	413,073	12.63	5.33	4.6	3,038
 _______________
(1) Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.70 at March 31, 2014, representing the last trading day of the fiscal quarter ended March 31, 2014, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of that date.
The fair value of NQOs that vested during the nine months ended March 31, 2014 was $0.5 million. During the nine months ended March 31, 2014, the Company received $1.4 million in proceeds from exercises of vested NQOs.
As of March 31, 2014 and 2013, there was $0.8 million and $1.3 million, respectively, of unrecognized compensation cost related to NQOs. Total compensation expense for NQOs recognized in operating expenses in the three months ended March 31, 2014 and 2013 was $0.1 million and $0.2 million, respectively. Total compensation expense for NQOs recognized in the nine months ended March 31, 2014 and 2013 was $0.5 million and $0.7 million, respectively.
Non-qualified stock options with performance-based and time-based vesting ("PNQs")
In the nine months ended March 31, 2014, the Company granted a total of 109,448 shares issuable upon the exercise of PNQs with a weighted average exercise price of $21.32 per share to eligible employees under the Amended Equity Plan. These PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ vesting on the first anniversary of the grant date based on the Company’s achievement of a modified net income target for the first fiscal year of the performance period as approved by the Compensation Committee, and the remaining two-thirds of the total number of shares subject to each PNQ vesting on the third anniversary of the grant date based on the Company’s achievement of a cumulative modified net income target for all three years during the performance period as approved by the Compensation Committee, in each case, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date.
Following are the weighted average assumptions used in the Black-Scholes valuation model for PNQs granted during the nine months ended March 31, 2014:

Nine Months Ended March 31, 2014
Weighted average fair value of PNQs	$10.51
Risk-free interest rate	1.8%
Dividend yield	—%
Average expected term	6.0 years
Expected stock price volatility	50.5%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

 The following table summarizes PNQ activity for the nine months ended March 31, 2014:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (Dollars in thousands) (1)
Outstanding at June 30, 2013	—	—	—	—	—
Granted	109,448	21.32	10.51	6.7	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—
Outstanding at March 31, 2014	109,448	21.32	10.51	6.7	—
Vested and exercisable, March 31, 2014	—	—	—	—	—
Vested and expected to vest, March 31, 2014	95,600	21.32	10.51	6.7	—
 _______________
(1) Aggregate intrinsic value represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.70 at March 31, 2014, representing the last trading day of the fiscal quarter ended March 31, 2014, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of that date.
The Company has recorded compensation expense for the PNQs based on its expectation that achievement of the targets for the PNQs is probable. Compensation expense for PNQs recognized in operating expenses in the three and nine months ended March 31, 2014 was $0.1 million and $0.2 million, respectively, and as of March 31, 2014 there was $1.0 million in unrecognized compensation cost related to PNQs. No comparable compensation expense was recognized in operating expenses in the three and nine months ended March 31, 2013 and there was no unrecognized compensation cost related to PNQs at March 31, 2013.
Restricted Stock
In the nine months ended March 31, 2014, the Company granted 9,200 shares of restricted stock, with a weighted average grant date fair value of $20.48 per share. In the nine months ended March 31, 2013, the Company granted 45,230 shares of restricted stock with a weighted average grant date fair value of $11.42 per share. Shares of restricted stock generally vest at the end of three years for eligible employees. Shares of restricted stock generally vest ratably over a period of three years for directors.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Total compensation expense recognized in each of the three months ended March 31, 2014 and 2013 was $0.1 million. Total compensation expense recognized in the nine months ended March 31, 2014 and 2013 was $0.4 million and $0.5 million, respectively. As of March 31, 2014 and 2013, there was approximately $0.7 million and $1.0 million, respectively, of unrecognized compensation cost related to restricted stock.
The following table summarizes restricted stock activity for the nine months ended March 31, 2014:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (1) (Dollars in thousands)
Outstanding at June 30, 2013	139,360	9.87	1.9	1,959
Granted	9,200	20.48	1.7	188
Exercised/Released	(27,651)	13.36	—	604
Cancelled/Forfeited	(12,822)	9.05	—	—
Outstanding at March 31, 2014	108,087	9.97	1.9	2,129
Expected to vest, March 31, 2014	94,318	9.93	1.9	1,786
 _______________
(1) Aggregate intrinsic value of outstanding shares represents the total pretax intrinsic value, based on the Company’s closing stock price of $19.70 at March 31, 2014, representing the last trading day of the fiscal quarter ended March 31, 2014.

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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's deferred tax assets. Accordingly, the Company is maintaining a valuation allowance against its deferred tax assets. The Company decreased its valuation allowance by $1.0 million in the three months ended March 31, 2014 to $78.9 million. The valuation allowance at June 30, 2013 was $82.5 million.
A summary of the income tax expense recorded for the three and nine months ended March 31, 2014 and 2013 is as follows:

(In thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Income (loss) before taxes	$2,702	$(1,346)	$9,925	$(5,115)

Income tax expense (benefit) at statutory rate	919	(457)	3,375	(1,739)
State income tax expense (benefit), net of federal tax benefit	173	(140)	759	(4)
Valuation allowance	(986)	475	(3,568)	1,791
Other permanent items	90	82	338	321
Income tax expense (benefit)	$196	$(40)	$904	$369

As of March 31, 2014 and June 30, 2013, the Company had not recognized the following tax benefits in its consolidated financial statements:

	As of
(In thousands)	March 31, 2014	June 30, 2013
Total unrecognized tax benefits*	$3,211	$3,211
Unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate, subject to the valuation allowance*	$3,064	$3,064

____________

* Excluding interest and penalties
The Company believes it is reasonably possible that $3.2 million of its total unrecognized tax benefits could be released in the next 12 months.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 12. Net Income (Loss) Per Common Share

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
(In thousands, except share and per share data)
Net income (loss) attributable to common stockholders—basic	$2,490	$(1,295)	$8,960	$(5,439)
Net income (loss) attributable to nonvested restricted stockholders	16	(11)	61	(45)
Total net income (loss)	$2,506	$(1,306)	$9,021	$(5,484)

Weighted average common shares outstanding—basic	15,955,227	15,600,040	15,865,595	15,540,697
Effect of dilutive securities:
Shares issuable under stock options	126,959	—	98,160	—
Weighted average common shares outstanding—diluted	16,082,186	15,600,040	15,963,755	15,540,697
Net income (loss) per common share—basic	$0.16	$(0.08)	$0.57	$(0.35)
Net income (loss) per common share—diluted	$0.16	$(0.08)	$0.57	$(0.35)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this quarterly report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth below and those discussed in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (the "SEC") on October 9, 2013.  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the relative effectiveness of compensation-based employee incentives in causing improvements in  Company performance, the capacity to meet the demands of the Company’s large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, our ability to refinance or replace our existing credit facility upon its expiration, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period.
Corrections to Previously Issued Financial Statements
As discussed in Note 1, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q, subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2013 the Company identified certain errors in the consolidated statements of operations and consolidated statement of cash flows. Accordingly, the Company has corrected the accompanying consolidated statements of operations for the three and nine months ended March 31, 2013 and the accompanying consolidated statement of cash flows for the nine months ended March 31, 2013.
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
On February 28, 2014, we entered into Amendment No. 3 to the Loan Agreement which, among other things, amended the definition of "Applicable Margin" set forth in the Loan Agreement to provide for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0% to PRIME + 0.50% or Adjusted Eurodollar Rate + 1.75% to Adjusted Eurodollar Rate + 2.25%. The Loan Agreement provides for a senior secured revolving credit facility of up to $75.0 million, with a letter of credit sublimit of $20.0 million. The revolving credit facility provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60.0 million inventory loan limit), as defined. The Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the Loan Agreement are collateralized by all of the

Borrowers’ assets, including the Company’s preferred stock portfolio. The Loan Agreement expires on March 2, 2015. We cannot provide assurances that we will be able to refinance any of our indebtedness under the credit facility on commercially reasonable terms or at all.
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
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction was intended to manage our interest rate risk related to our revolving credit facility and required us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA.We terminated the swap transaction on March 5, 2014. As of March 31, 2014, we had no interest rate swap transactions in place.
We did not designate our interest rate swap as an accounting hedge. In the nine months ended March 31, 2014, we recorded in “Other, net” in our consolidated statement of operations a loss of $(5,000) for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three months ended March 31, 2014. In the three and nine months ended March 31, 2013, we recorded in “Other, net” in our consolidated statement of operations a gain of $4,000 and a loss of $(35,000), respectively, for the change in fair value of our interest rate swap.
On March 31, 2014, we were eligible to borrow up to a total of $69.4 million under the credit facility. As of March 31, 2014, we had outstanding borrowings of $9.5 million, including loan extension fees of $0.1 million, utilized $9.6 million of the letters of credit sublimit, and had excess availability under the credit facility of $50.3 million. The weighted average interest rate on our outstanding borrowings under the credit facility was 2.25% at March 31, 2014. As of March 31, 2014, we were in compliance with all restrictive covenants under the Loan Agreement.
As of April 30, 2014, we had estimated outstanding borrowings of $5.1 million, including loan extension fees of $0.1 million, utilized $10.1 million of the letters of credit sublimit, and had excess availability under the credit facility of $54.2 million. As of April 30, 2014, the weighted average interest rate on our outstanding borrowings under the credit facility was 2.18%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our revolving credit facility described above. As of March 31, 2014, we had $5.2 million in cash and cash equivalents and $21.6 million in short-term investments. At March 31, 2014, as we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months.

We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $33.9 million in the nine months ended March 31, 2014 compared to $17.8 million in the nine months ended March 31, 2013. The increase in net cash provided by operating activities in the nine months ended March 31, 2014 was due to a higher level of cash inflows from operating activities. In the nine months ended March 31, 2014, the Company had $9.0 million in net income as compared to $(5.5) million in net loss in the comparable period of the prior fiscal year. Additionally, the release of $8.1 million in restricted cash and a net gain position in our coffee-related derivative margin accounts at March 31, 2014 contributed to higher cash inflows in the nine months ended March 31, 2014, compared to the nine months ended March 31, 2013, that included a $2.1 million increase in restricted cash and a net loss position in our coffee-related derivative margin accounts at March 31, 2013.
Net cash used in investing activities was $19.0 million in the nine months ended March 31, 2014 compared to $4.6 million in the nine months ended March 31, 2013, primarily due to increased capital expenditures and decreased cash inflows from sales of fixed assets in the nine months ended March 31, 2014.
Net cash used in financing activities was $12.4 million in the nine months ended March 31, 2014 compared to $11.6 million in the nine months ended March 31, 2013. Net cash used in financing activities in the nine months ended March 31, 2014 included net repayments on our credit facility of $11.1 million, compared to net repayments of $10.2 million in the nine months ended March 31, 2013. Proceeds from stock option exercises during the nine months ended March 31, 2014 were $1.4 million compared to $1.2 million in the nine months ended March 31, 2013.
In the nine months ended March 31, 2014, we capitalized $19.3 million in property, plant and equipment purchases which included $9.8 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.5 million in building and facility improvements, $7.5 million in expenditures for vehicles, and machinery and equipment, and $1.5 million in information technology related expenditures.
Our expected capital expenditures for fiscal 2014 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment, and are expected to be 45% more than the capital expenditures of the prior fiscal year, primarily due to increases in the purchase of coffee brewing equipment and replacement vehicles.
Our working capital is composed of the following:

(In thousands)	March 31, 2014	June 30, 2013
Current assets(1)	$160,817	$139,749
Current liabilities(2)	72,458	76,550
Working capital	$88,359	$63,199
____________
(1) Includes $18.5 million in short-term derivative assets at March 31, 2014 and $8.1 million in restricted cash at June 30, 2013.
(2) Includes $9.9 million in short-term derivative liabilities at June 30, 2013.
Results of Operations
Net sales in the three months ended March 31, 2014 decreased $(1.7) million, or (1.4)%, to $124.6 million from $126.3 million in the three months ended March 31, 2013, primarily due to decreases in sales of our coffee products offset, in part, by increases in sales from our tea products. Net sales in the three months ended March 31, 2014 as compared to the same period in the prior fiscal year were impacted by the severe winter weather in the Midwestern and Eastern states and business-related disruptions experienced by some of our retail customers. Net sales in the nine months ended March 31, 2014 increased $14.1 million, or 3.7%, to $395.3 million as compared to $381.2 million in the nine months ended March 31, 2013, primarily due to increases in sales of our coffee and tea products.
Cost of goods sold in the three months ended March 31, 2014 decreased $(2.0) million, or (2.5)%, to $76.8 million, or 61.6% of net sales, from $78.8 million, or 62.3% of net sales, in the three months ended March 31, 2013. The decrease in cost of goods sold in the three months ended March 31, 2014 was primarily due to an 18% decrease in the average cost of green coffee purchased. Cost of goods sold in the three months ended March 31, 2014 included $0.8 million in coffee-related derivative losses reclassified into cost of goods sold to match the cash flow hedged coffee purchases in cost of goods sold. In the three months ended March 31, 2013 coffee-related derivative losses were not recorded in cost of goods sold but were recorded in "Other, net" because they were not designated as cash flow hedges. Cost of goods sold in the nine months ended March 31, 2014 increased $1.7 million, or 0.7%, to

$242.6 million, or 61.4% of net sales, from $240.9 million, or 63.2% of net sales in the nine months ended March 31, 2013. The decrease in cost of goods sold as a percentage of net sales in the nine months ended March 31, 2014 was primarily due to a 23% decrease in the average cost of green coffee purchased. Cost of goods sold in the nine months ended March 31, 2014 included $6.8 million in coffee-related derivative losses that were reclassified into cost of goods sold to match the cash flow hedged coffee purchases in cost of goods sold, whereas, in the nine months ended March 31, 2013 coffee-related derivative losses were not recorded in cost of goods sold but were recorded in "Other, net" because they were not designated as cash flow hedges.
We did not record any beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and nine months ended March 31, 2014 because we anticipate that our inventory levels at June 30, 2014 will be greater than at June 30, 2013. Cost of goods sold in the three and nine months ended March 31, 2013 included the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.2 million and $0.7 million, respectively.
Gross profit in the three months ended March 31, 2014 increased $0.2 million, or 0.4%, to $47.8 million from $47.6 million in the three months ended March 31, 2013, primarily due to an 18% decrease in the average cost of green coffee purchased, partially offset by the decrease in net sales. Gross margin increased to 38.4% in the three months ended March 31, 2014 from 37.7% in the three months ended March 31, 2013 primarily due to the lower average cost of green coffee purchased. Gross profit in the nine months ended March 31, 2014 increased $12.4 million, or 8.8%, to $152.7 million, as compared to $140.3 million in the nine months ended March 31, 2013, primarily due to the increase in net sales. Gross margin increased to 38.6% in the nine months ended March 31, 2014 from 36.8% in the comparable period of the prior fiscal year, primarily due to a 23% decrease in the average cost of green coffee purchased. Gross profit and gross margin in the three and nine months ended March 31, 2014 included coffee-related derivative losses reclassified into cost of goods sold to match the cash flow hedged coffee purchases in cost of goods sold. There were no such reclassifications in the three and nine months ended March 31, 2013 because coffee-related derivative instruments were not designated as cash flow hedges and coffee-related derivative losses were recorded in "Other, net" in the three and nine months ended March 31, 2013. Gross profit in the three and nine months ended March 31, 2013 included the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.2 million and $0.7 million, respectively.
In the three months ended March 31, 2014, operating expenses increased $3.0 million to $49.9 million, or 40.0% of net sales, as compared to $46.9 million, or 37.1% of net sales, in the three months ended March 31, 2013. Operating expenses in the three months ended March 31, 2014 increased primarily due to a $3.0 million increase in selling expenses partially offset by a $1.3 million decrease in general and administrative expenses as compared to the three months ended March 31, 2013. Operating expenses in the three months ended March 31, 2014 included $37,000 in net losses from sales of assets as compared to $1.2 million in net gains from sales of assets, primarily real estate, in the three months ended March 31, 2013. Operating expenses in the nine months ended March 31, 2014 increased $8.8 million, or 6.4%, to $146.1 million, or 37.0% of net sales, from $137.3 million, or 36.0% of net sales in the nine months ended March 31, 2013. The increase in operating expenses in the nine months ended March 31, 2014 was primarily due to a $1.3 million and $3.1 million increase in selling expenses and general and administrative expenses, respectively. The increase in selling expenses in the three and nine months ended March 31, 2014 was primarily due to an increase in additional accruals for self-insurance claims and higher freight expenses, offset by insurance recovery of storm-related losses, the absence of startup costs for national customers and the absence of expenses related to sales training and storm-related expenses, as compared to the same periods in the prior fiscal year. The decrease in general and administrative expenses in the three months ended March 31, 2014 was primarily due to a reduction in retiree medical expenses offset by the increase in accrual for anticipated bonus payments to eligible employees as compared to the same period in the prior fiscal year. The increase in general and administrative expenses in the nine months ended March 31, 2014 was primarily due to the increase in accrual for anticipated bonus payments to eligible employees and expenses in connection with the restatement of certain prior period financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, partially offset by a reduction in retiree medical expenses as compared to the same period in the prior fiscal year. Operating expenses in the nine months ended March 31, 2014 included $13,000 in net gains from sales of assets as compared to $4.4 million in net gains from sales of assets, primarily real estate, in the nine months ended March 31, 2013.
Loss from operations in the three months ended March 31, 2014 was $(2.1) million compared to income from operations of $0.7 million in the three months ended March 31, 2013, primarily due to higher selling expenses partially offset by lower general and administrative expenses. Income from operations in the nine months ended March 31, 2014 was $6.6 million compared to $3.0 million in the nine months ended March 31, 2013, primarily due to the improvement in gross profit partially offset by the increase in operating expenses.

Total other income in the three and nine months ended March 31, 2014 was $4.8 million and $3.3 million, respectively, compared to total other expense of $(2.0) million and $(8.1) million in the three and nine months ended March 31, 2013, respectively. The increase in total other income in the three and nine months ended March 31, 2014 was primarily due to increases in the value of our coffee-related derivatives. Total other income in the three and nine months ended March 31, 2014 included $3.7 million and $2.6 million in net gains on coffee-related derivatives, respectively, as compared to $(2.9) million and $(10.1) million in net losses on coffee-related derivatives in the three and nine months ended March 31, 2013, respectively.
Net gains from coffee-related derivative instruments recorded in "Other, net" in the three and nine months ended March 31, 2014 included $3.5 million and $3.0 million, respectively, in net gains from coffee-related derivative instruments not designated as accounting hedges, and $0.2 million in gains and $(0.4) million in losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the three months ended March 31, 2014, we recorded income tax expense of $0.2 million compared to income tax benefit of $(40,000) in the three months ended March 31, 2013. In the nine months ended March 31, 2014, we recorded income tax expense of $0.9 million compared to $0.4 million in the nine months ended March 31, 2013.
As a result of the foregoing factors, net income in the three months ended March 31, 2014 was $2.5 million, or $0.16 per diluted common share, compared to net loss of $(1.3) million, or $(0.08) per diluted common share, in the three months ended March 31, 2013. Net income in the nine months ended March 31, 2014 was $9.0 million, or $0.57 per diluted common share, as compared to net loss of $(5.5) million, or $(0.35) per diluted common share, in the nine months ended March 31, 2013.
Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with GAAP, we use certain non-GAAP financial measures, including “Adjusted EBITDA” and "Adjusted EBITDA Margin," in assessing our operating performance. We believe these non-GAAP financial measures serve as appropriate measures to be used in evaluating the performance of our business.
Effective January 1, 2014, we corrected our presentation of "Net losses (gains) from sales of assets" previously included in "Other, net" to be included as a separate line item within "(Loss) income from operations" in order to comply with GAAP. In concert with this correction in presentation and to better reflect cash earnings of the Company as measured and evaluated by management, we began using the non-GAAP financial measure “Adjusted EBITDA,” defined as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, non-cash pension withdrawal expense and other similar non-cash expenses. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA. We define "Adjusted EBITDA Margin" as Adjusted EBITDA expressed as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA Margin as defined by us may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Net income (loss), as reported(1)	$2,506	$(1,306)	$9,021	$(5,484)
Income tax expense (benefit)	196	(40)	904	369
Interest expense	277	466	1,042	1,386
Depreciation and amortization expense	6,857	8,138	21,335	24,778
ESOP and share-based compensation expense	1,281	733	3,415	2,639
Adjusted EBITDA	$11,117	$7,991	$35,717	$23,688

Adjusted EBITDA Margin	8.9%	6.3%	9.0%	6.2%
 ______________

(1)
Includes in the three and nine months ended March 31, 2013: (a) $0.2 million and $0.7 million, respectively, in beneficial effect of LIFO inventory liquidation; and (b) $1.2 million and $4.4 million, respectively, in net gains from sales of assets, primarily real estate.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at March 31, 2014. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At March 31, 2014, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

	Market Value of Preferred Securities at March 31, 2014	Change in Market Value
Interest Rate Changes	(In thousands)
–150 basis points	$22,353	$782
–100 basis points	$22,140	$569
Unchanged	$21,571	$—
+100 basis points	$20,805	$(766)
+150 basis points	$20,399	$(1,172)

The Loan Agreement for our revolving credit facility provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0% to PRIME + 0.50% or Adjusted Eurodollar Rate + 1.75% to Adjusted Eurodollar Rate + 2.25%. Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under our revolving credit facility. We terminated the swap transaction on March 5, 2014 and paid $29,500 in termination fees, which are included in “Other, net.” As of March 31, 2014, we had no interest rate swap transactions in place.

We did not designate our interest rate swap as an accounting hedge and recorded the gain or loss from changes in fair value of the interest rate swap in "Other, net" in our consolidated statements of operations. In the nine months ended March 31, 2014, we recorded a loss of $(5,000) for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three months ended March 31, 2014. In the three and nine months ended March 31, 2013, we recorded a gain of $4,000 and a loss of $(35,000) for the change in fair value of our interest rate swap.
As of March 31, 2014, we had outstanding borrowings of $9.5 million, including loan extension fees of $0.1 million, utilized $9.6 million of the letters of credit sublimit, and had excess availability under the credit facility of $50.3 million. The weighted average interest rate on our outstanding borrowings under the credit facility at March 31, 2014 was 2.25%.
The following table demonstrates the impact of interest rate changes on our annual interest expense under the revolving credit facility based on the outstanding balance and interest rate as of March 31, 2014:

	Interest Rate	Annual Interest Expense
Interest Rate Changes		(In thousands)
–100 basis points	1.25%	$118
–50 basis points	1.75%	$165
Unchanged	2.25%	$212
+50 basis points	2.75%	$259
+100 basis points	3.25%	$306
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
We routinely purchase exchange traded coffee derivative instruments to enable us to fix green coffee prices within a pre-established range, and we hold a mix of futures contracts and options to help hedge against volatility in green coffee prices. Prior to April 1, 2013, none of our derivative instruments was designated as an accounting hedge. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivatives as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods.
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
When coffee-related futures contracts are designated as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. Beginning in the fourth quarter of fiscal 2013, the effective portion of the change in fair value of the derivative is reported as AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three and nine months ended March 31, 2014, we reclassified $0.8 million and $6.8 million, respectively, in net losses into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivatives, derivatives that cease to be highly effective hedges, derivatives for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three and nine months ended March 31, 2014, we recognized in "Other, net" $0.2 million in gains and $(0.4) million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”

For the three and nine months ended March 31, 2014, we recorded net gains from coffee-related derivative instruments not designated as accounting hedges in "Other, net" in the amounts of $3.5 million and $3.0 million, respectively (see Note 2 to the consolidated financial statements).
The following table summarizes the potential impact as of March 31, 2014 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

	(In thousands)
Coffee-related derivative instruments	$967	$(967)	$6,946	$(6,946)

Item 4.	Controls and Procedures
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
As of March 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014. This conclusion was based on the material weakness identified in our internal control over financial reporting related to our accounting for postretirement benefit obligations, as described below.
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
Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A.	Risk Factors

The information set forth in this report should be read in conjunction with the risk factors set forth below and the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended June 30, 2013 filed with the SEC on October 9, 2013.
OUR EXISTING CREDIT FACILITY EXPIRES IN MARCH 2015. WE MAY BE UNABLE TO REPLACE OR RENEGOTIATE THIS CREDIT FACILITY ON ACCEPTABLE TERMS.
Our existing credit facility expires in March 2015. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, or other purposes in the future, as needed. If future cash flow from operations and other sources of funds are insufficient to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, or obtain additional equity capital. A return to recent tight credit markets may make replacement financing more expensive and difficult to obtain. There can be no assurance that we will be able to refinance our credit facility on a timely basis or on satisfactory terms, if at all. The inability to obtain additional or replacement financing could have a material adverse effect on our liquidity.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ MICHAEL H. KEOWN
Michael H. Keown
President and Chief Executive Officer
(chief executive officer)
May 8, 2014

By:	/s/ MARK J. NELSON
Mark J. Nelson
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
May 8, 2014

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

4.3
Specimen Stock Certificate (filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).

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

10.4
Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of February 28, 2014, by and among Farmer Bros. Co. and Coffee Bean International, Inc., as Borrowers, Coffee Bean Holding Co., Inc. and FBC Finance Company, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association, as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2014 and incorporated herein by reference).

10.5
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

10.6
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

10.8
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.9
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.10
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 filed with the SEC on February 6, 2013 and incorporated herein by reference).*

10.11
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February10, 2014 and incorporated herein by reference).*

10.12
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.13
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.14
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

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

10.17
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

10.20
Letter Agreement by and between Farmer Bros. Co. and Jeffrey A. Wahba (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.21
Employment Agreement, dated as of April 4, 2012, by and between Farmer Bros. Co. and Thomas W.
Mortensen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April
10, 2012 and incorporated herein by reference).*

10.22
Resignation Agreement, dated as of July 20, 2012, by and between Farmer Bros. Co. and Larry B. Garrett (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on July 24, 2012 and incorporated herein by reference).*

10.23
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.24
Amendment No. 1 to Employment Agreement, dated as of January 1, 2014, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2014 and incorporated herein by reference).*

10.25
Separation Agreement, dated as of December 12, 2013, by and between Farmer Bros. Co. and Hortensia R. Gomez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.26
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.27
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

10.28
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.29
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.30
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.31
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.32
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.33
Form of Award Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2012 and incorporated herein by reference).*

10.34
Form of Target Award Notification Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012 and incorporated herein by reference).*

10.35
Form of Award Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.36
Form of Target Award Notification Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.37
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.38
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.