Form 10-K
period 2014-06-30
FARMER BROTHERS CO
filed 2014-09-16
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer  ☐        Accelerated filer  ☑        Non-accelerated filer  ☐        Smaller reporting company  ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2013 was $187.1 million.
As of September 12, 2014 the registrant had 16,596,748 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or 10-K/A will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2014.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth below in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of the Company’s large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, our ability to refinance or replace our existing credit facility upon its expiration, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC.

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
Business Strategy
Our mission is to “sell great coffee, tea and culinary products and provide superior service—one customer at a time.” We reach our customers in two ways: through our nationwide Direct-Store-Delivery (“DSD”) network of approximately 500 delivery routes, 111 branch warehouses and six distribution centers, and through the distribution channels of our national account and institutional customers. We differentiate ourselves in the marketplace through our customer service model. We offer value-added services to our foodservice customers, including beverage equipment service, menu solutions wherein we recommend products, how these products are prepared in the kitchen and presented on the menu, and hassle-free inventory and product procurement management. These services are conducted primarily in person through Regional Sales Representatives, or RSR’s, who develop personal relationships with chefs, restaurant owners and food buyers at their drop off locations. We also provide comprehensive coffee programs, including private brand development, green coffee procurement, category management, and supply chain management to our national account customers.
Since 2007, Farmer Bros. has achieved growth primarily through the acquisition in 2007 of Coffee Bean Holding Co., Inc., a Delaware corporation ("CBH"), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee manufacturer and wholesaler, and the acquisition in 2009 from Sara Lee Corporation (“Sara Lee”) of certain assets used in connection with its DSD coffee business in the United States (the “DSD Coffee Business”).
We manufacture and distribute products under our owned brands, as well as under private labels on behalf of certain customers. Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers™, Artisan Collection by Farmer Brothers™, Superior®, Metropolitan™, Cain's™ and McGarvey™. Our product line is specifically focused on meeting the needs of the markets we serve. Our product line of approximately 2,900 SKU's (excluding private label), includes roasted coffee, liquid coffee, coffee-related products such as coffee filters, sugar and creamers, assorted iced and hot teas, cappuccino, cocoa, spices, gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Sales of roasted coffee products represented approximately 60%, 59% and 58% of our total net sales in the fiscal years ended June 30, 2014, 2013 and 2012, respectively, and no single product other than roasted coffee accounted for more than 10% of our total net sales.
Coffee purchasing, roasting, grinding, packaging and product development takes place at our Torrance, California, Portland, Oregon and Houston, Texas plants. Spice blending, grinding, packaging and product development takes place at our Torrance, California plant. Our distribution centers include our Torrance, Portland and Houston plants, as well as separate distribution centers in Northlake, Illinois, Oklahoma City, Oklahoma, and Moonachie, New Jersey. Farmer Bros. was among the first coffee roasters in the nation to receive SCAA-certification of a state-of-the-art coffee lab and operates Public Domain®, a specialty coffeehouse in Portland, Oregon. The Portland roasting and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification.
We are focused on distributing our owned brands through our DSD network, while continuing to support and grow our private label national account business. To provide customer value, we have made the following investments:

•
Optimized portfolio: In fiscal 2014, we continued our efforts to improve efficiencies by consolidating our coffee blends while maintaining original roasting profiles, resulting in a reduction in the number of coffee blends by 22. In fiscal 2014 and 2013, we also continued to optimize and simplify our product portfolio by discontinuing over 1,200 SKU's.

•	Service improvements: We continue to invest in sales and marketing training for all of our RSR's, allowing us to expand the value and services we are able to offer to our customers.

•
Artisan Collection by Farmer Brothers™: We created this specialty coffee line in fiscal 2013, to establish an owned brand presence in the growing specialty coffee market, leveraging the blending, roasting and packaging capabilities of our Portland facility. Many of the coffees within this line are either Rainforest Alliance Certified™ or Fair Trade Certified™ and Certified Organic.

•
Metropolitan™ : One of our core brands and a premium coffee line, Metropolitan was updated and re-launched in fiscal 2013. Metropolitan includes a complete line of coffees from exotic single-origins, classic blends, flavored coffees and premium espressos. Metropolitan products are made from 100% Arabica beans that are roasted to offer peak flavor and freshness, and are offered in a new contemporary packaging.

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

•
Unified brand: In fiscal 2013, we further developed and strengthened a unified corporate identity for our branded business nationwide that is reflected in our updated website, many of our fleet vehicles, product packaging and merchandising and sales materials.

We have also made the following investments to support our private label national account business:

•
Coffee industry leadership: Through our dedication to the craft of sourcing, blending and roasting coffee, and our leadership positions with World Coffee Research, Pacific Coast Coffee Association, Alliance for Coffee Excellence, Roasters Guild, International Women's Coffee Alliance and the Coffee Quality Institute, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry and our leadership role in shaping the industry's future, large retail and foodservice operators are drawn to working with us.

•
Market insight and consumer research: We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee industry. We provide trend insights that help our customers create winning products and integrated marketing strategies for their own coffee brands.

•
Sustainability leadership: We believe that our collective efforts in measuring our emissions and waste, creating programs for waste and energy reduction, promoting partnerships in our supply chain that aim at stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions.

Raw Materials and Supplies
Our primary raw material is green coffee, an agricultural commodity. The bulk of the world's green coffee supply is grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, political unrest, tariffs, labor actions, currency fluctuations, armed conflict in coffee producing nations and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Additionally, green specialty coffees sell at a premium to other green coffees because they taste cleaner, are fresher, have fewer overall defects, offer improved cup quality and cost more to produce. The cost spread between specialty and non-specialty coffees is widening as the demand for specialty coffees continues to grow with only a limited supply to satisfy the demand, and thus cost volatility can be expected to be even more pronounced.
Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). Large coffee organizations such as the CCF and the ICO may release information from time to time that can affect coffee prices.
Other raw materials used in the manufacture of our tea and culinary products include a wide variety of spices, such as pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. In fiscal 2011, the first half of fiscal 2012 and the second half of fiscal 2014, fluctuations in commodity prices, specifically green coffee commodity prices, had a material effect on our operating results.
Trademarks and Licenses
We own 166 registered trademarks which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. Additionally, in connection with the DSD Coffee Business acquisition, the Company and Sara Lee entered into certain operational agreements that include trademark and formula license agreements. In February 2012, the trademark agreements and formula license agreements with Sara Lee were assigned to the J.M. Smucker Company ("J.M. Smucker") as part of an acquisition transaction between J.M. Smucker and Sara Lee.
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
Distribution
Most sales are made “off-truck” to our customers at their places of business by our RSR's who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. We serve our customers from six distribution centers strategically located for national coverage. Our distribution trucks are replenished from 111 branch warehouses located throughout the contiguous United States. We operate our own trucking fleet to support our long-haul distribution requirements. A portion of our products is distributed by third parties or is direct shipped via common carrier. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply.
Customers
We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hotels, casinos, hospitals, foodservice providers, convenience stores, gourmet coffee houses, bakery/café chains, national drugstore chains, large regional and national grocery and specialty food retailers and QSR's. Within our DSD channel, we believe on-premise customer contact, our large distribution network, and our relationship-based high quality service model are integral to our past and future success. We believe our coffee industry leadership, market insight and sustainability leadership play a key role in the success of our national account business. Although no single customer represents a significant concentration of sales, we have several large national account customers, the loss of one or more of which is likely to have a material adverse effect on our results of operations.
Competition
We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Brands Group, Inc. and Kraft Foods Inc. (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., Starbucks Coffee Company and Peet’s Coffee & Tea, Inc. As many of our customers are small foodservice operators, we also compete with club stores such as Costco and Restaurant Depot. We believe our longevity, product quality, national distribution network, coffee industry leadership, market insight, sustainability leadership and our comprehensive and superior customer service are the major factors that differentiate us from our competitors.
Competition is robust and is primarily based on products and price, with distribution and service often a major factor. Most of our customers rely on us for distribution; however, some of our customers use third-party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low-cost provider with little concern about service, while others find great value in the service programs we provide. We compete well when quality, comprehensive service, coffee industry leadership, market insight, sustainability leadership and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.

Working Capital
We finance our operations internally and through borrowings under our $75.0 million senior secured revolving credit facility which is administered by Wells Fargo Bank, National Association (“Wells Fargo”). We believe this credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months on the basis of our current operations; provided, we are able to extend or replace this credit facility which will expire in March 2015. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all.
Foreign Operations
We have no material revenues from foreign operations.
Other
On June 30, 2014 we employed 1,846 employees, 659 of whom are subject to collective bargaining agreements. Compliance with government regulations relating to the discharge of materials into the environment, or otherwise relating to protection of the environment, has not had a material effect on our financial condition or results of operations. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
Available Information
Our Internet website address is http://www.farmerbros.com (the website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be part of this filing), where we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including amendments thereto, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A.	Risk Factors
You should consider each of the following factors as well as the other information in this report, including our consolidated financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.
INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.
Our primary raw material is green coffee, an agricultural commodity. The bulk of the world's green coffee supply is grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, political unrest, tariffs, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. In fiscal 2012, the market price for green Arabica coffee increased approximately 80% per pound compared to the prior fiscal year. Although green coffee prices decreased significantly in fiscal 2013 and the first half of fiscal 2014, there can be no assurance that green coffee prices will remain at these levels in the future. Additionally, green specialty coffees sell at a premium to other green coffees because they taste cleaner, are fresher, have fewer overall defects, offer improved cup quality and cost more to produce. The cost spread between specialty and non-specialty coffees is widening as the demand for specialty coffees continues to grow with only a limited supply to satisfy the demand, and thus cost volatility can be expected to be even more pronounced.
Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (CCF) and the International Coffee Organization (ICO). Large coffee organizations such as the CCF and the ICO may release information from time to time that can affect coffee prices.
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
Maintaining a steady supply of green coffee is essential to be able to keep inventory levels low and, at the same time, secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee for delivery in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run.
CHANGES IN GREEN COFFEE COMMODITY PRICES MAY NOT BE IMMEDIATELY REFLECTED IN OUR COST OF GOODS SOLD AND MAY INCREASE VOLATILITY IN OUR RESULTS.
We purchase exchange-traded coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases, typically three months in advance of the delivery date. These derivative instruments also may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 to 24 months or longer in the future. Accounting rules require that at the end of each reporting period we value those open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges by marking them to period-end market price and including in our financial results the unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked in. If the period-end green coffee commodity prices decline below our locked in price for these contracts, we will be required to recognize the resulting losses in our results of operations. Such transactions could cause volatility in our results because the recognition of losses and the offsetting gains may occur in different fiscal periods. Rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory. Open contracts associated with these hedging activities are described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of this report.
WE FACE EXPOSURE TO OTHER COMMODITY COST FLUCTUATIONS, WHICH COULD IMPACT OUR MARGINS AND PROFITABILITY.
In addition to green coffee, we are also exposed to cost fluctuations in other commodities, including milk, spices, natural gas and gasoline. Our key packaging materials include plastic resins derived from petroleum, including polyethylene terephthalate (PET) and polypropylene resin used for plastic bottles and film packaging used for our roasted coffees, closures, cardboard and paperboard cartons. Some of these raw materials and supplies are available from a limited number of suppliers or are in shortest supply when seasonal demand is at its peak. In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like green coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. Unlike green coffee, we do not purchase any derivative instruments to hedge costs fluctuations in these other commodities. As a result, to the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.
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
LOSS OF BUSINESS FROM ONE OR MORE OF OUR LARGE NATIONAL ACCOUNT CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFEECT ON OUR OPERATIONS.
In fiscal 2013, we increased the number of our national customers. Although no singe customer represents a significant concentration of sales, we have several large national account customers, the loss of one or more of which is likely to have a material adverse effect on our results of operations.
IMPAIRMENT CHARGES RELATED TO OUR INDEFINITE-LIVED INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.
Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. An indefinite-lived intangible asset is deemed impaired if its estimated fair value is less than its carrying value. Failure to achieve our forecasted operating results, due to weakness in the economic environment or other factors, and declines in our market capitalization, among other things, could result in further impairment of our indefinite-lived intangible assets and adversely affect our operating results.
OUR EXISTING CREDIT FACILITY WILL EXPIRE IN MARCH 2015. WE MAY BE UNABLE TO EXTEND OR REPLACE THIS CREDIT FACILITY ON ACCEPTABLE TERMS.
Our existing credit facility will expire in March 2015. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all, and there can be no assurance that additional lines-of-credit or financing instruments will be available in amounts or on terms acceptable to us, if at all. A lack or high cost of credit could limit our ability to obtain additional financing for working capital, capital expenditures, or other purposes in the future, as needed. If future cash flows from operations and other sources of funds are insufficient to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, or obtain additional equity capital. A return to recent tight credit markets may make replacement financing more expensive and difficult to obtain. There can be no assurance that we will be able to refinance our credit facility on a timely basis or on satisfactory terms, if at all. The inability to obtain additional or replacement financing could have a material adverse effect on our liquidity.
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
Our credit facility also contains restrictive covenants that require us to satisfy financial condition and liquidity tests. Our ability to meet those tests may be affected by events beyond our control, and there can be no assurance that we will meet those tests. The breach of any of these covenants or our failure to meet the financial condition or liquidity tests could result in a default under the credit facility.
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
VOLATILITY IN THE EQUITY MARKETS COULD REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO.
We maintain a portfolio of fixed-income based investments disclosed as cash equivalents and short-term investments on our consolidated balance sheets. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. We have incurred operating losses in the past and if we incur operating losses in the future on a continual basis, a portion or this entire investment portfolio may be required to be liquidated to fund those losses.
WE ARE LARGELY RELIANT ON MAJOR FACILITIES IN CALIFORNIA, TEXAS AND OREGON FOR PRODUCTION OF OUR PRODUCT LINE.
A significant interruption in operations at any of our manufacturing facilities in Torrance, California (our largest facility), Houston, Texas, or Portland, Oregon, whether as a result of a natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. The majority of our green coffee comes through the Ports of Los Angeles, Long Beach, Houston, San Francisco and Portland. Any interruption to port operations, highway arteries, gas mains or electrical service in these areas could restrict our ability to manufacture and distribute our products for sale and would adversely impact our business.
INCREASED SEVERE WEATHER PATTERNS MAY INCREASE COMMODITY COSTS, DAMAGE OUR FACILITIES AND IMPACT OR DISRUPT OUR PRODUCTION CAPABILITIES AND SUPPLY CHAIN.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Major weather phenomena like El Niño and La Niña are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration, causing improper development of the coffee cherries. A large portion of global coffee supply comes from Brazil and so the climate and growing conditions in that country carry heightened importance. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit the availability or increase the cost of key agricultural commodities, such as green coffee, sugar and tea, which are important ingredients for our products. We have experienced storm-related damages and disruptions to our operations, most recently in fiscal 2013, in the northeastern United States. Increased frequency or duration of extreme weather conditions could also damage our facilities, impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.
We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Brands Group, Inc. and Kraft Foods Inc. (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S & D Coffee, Inc. and Boyd Coffee Company, and specialty coffee suppliers such as Green Mountain Coffee Roasters, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., Starbucks Coffee Company and Peet’s Coffee & Tea, Inc. As many of our customers are small foodservice operators, we also compete with club stores such as Costco and Restaurant Depot. If we do not succeed in differentiating ourselves from our competitors or if our competitors adopt our strategies, then our competitive position may be weakened. In addition, from time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures, however, also may restrict our ability to increase prices in response to commodity and other cost increases. Our results of operations will be adversely affected if our profit margins decrease, as a result of a reduction in prices or an increase in costs, and if we are unable to increase sales volumes to offset those profit margin decreases.
VOLATILITY IN THE EQUITY MARKETS OR INTEREST RATE FLUCTUATIONS COULD SUBSTANTIALLY INCREASE OUR PENSION FUNDING REQUIREMENTS AND NEGATIVELY IMPACT OUR FINANCIAL POSITION.
At June 30, 2014, the projected benefit obligation under our single employer defined benefit pension plans was $139.7 million and the fair value of plan assets was $103.5 million. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation.
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
GOVERNMENT MANDATORY HEALTHCARE REQUIREMENTS COULD ADVERSELY AFFECT OUR PROFITS.
We offer healthcare benefits to all employees who work at least 30 hours a week and meet service eligibility requirements. Comprehensive health care legislation (the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010) was passed and signed into law in March 2010. The law’s requirements have been phased-in over the past few years and will continue to take further effect through 2018. Due to the breadth and complexity of this legislation, it is difficult to predict the financial and operational impacts this legislation will have on us. Our expenses may significantly increase over the long-term as a result of this legislation.
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
WE ARE SELF-INSURED AND OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical claims experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers' compensation liability. As a result, we were required to post a $5.9 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans. At June 30, 2014, this letter of credit continues to serve as a security deposit and has been increased to $6.5 million.

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
OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM PERIOD TO PERIOD WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.
Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition from existing or new competitors in our industry, changes in consumer preferences, and our ability to manage inventory and fulfillment operations and maintain gross margin. At the end of each quarter, we record the expected effect of the liquidation of last in, first out ("LIFO") inventory quantities, if any, and record the actual impact at fiscal year-end. Fluctuations in our operating results as a result of these factors or for any other reason could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
OPERATING LOSSES MAY RECUR AND, AS A RESULT, COULD LEAD TO INCREASED LEVERAGE WHICH MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We incurred operating losses in one and net losses in two of the prior three fiscal years. If our current strategies are unsuccessful we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline leading to deterioration in our credit rating, which could limit the availability of additional financing and increase the cost of obtaining financing. In addition, an increase in leverage could raise the likelihood of a financial covenant breach which in turn could limit our access to existing funding under our credit facility.
Our ability to satisfy our operating lease obligations and make payments of principal and interest on our indebtedness depends on our future performance. Should we experience deterioration in operating performance, we will have less cash inflows from operations available to meet these obligations. In addition, if such deterioration were to lead to the closure of branch warehouses or distribution centers, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:

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
WE COULD FACE SIGNIFICANT WITHDRAWAL LIABILITY IF WE WITHDRAW FROM PARTICIPATION IN THE MULTIEMPLOYER PENSION PLANS IN WHICH WE PARTICIPATE.
We participate in two multiemployer defined benefit pension plans and a multiemployer defined contribution pension plan for certain union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event we withdraw from participation in one or more of these plans, we could be required to make an additional lump-sum contribution to the plan, which would be reflected as an expense in our consolidated statement of operations and a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. Future collective bargaining negotiations may result in our withdrawal from the remaining multiemployer pension plans in which we participate and, if successful, may result in a withdrawal liability, the amount of which could be material to our results of operations and cash flows.

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
The conduct of our business, including the production, distribution, sale, advertising, marketing, labeling, safety, transportation and use of many of our products, are subject to various federal, state and local laws and regulations. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws relating to product labeling, advertising and marketing practices; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. For example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. The Council for Education and Research on Toxics ("CERT") has filed suit against a number of companies as defendants, including CBI, which sell coffee in California for allegedly failing to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide.
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

We are subject to laws, rules and regulations of federal and state regulatory authorities, including NASDAQ and financial market entities, charged with the protection of investors and the oversight of publicly traded companies. During the past few years, these entities, including the Public Company Accounting Oversight Board, the SEC and NASDAQ, have issued new regulations and continue to develop additional regulations, most notably the Sarbanes-Oxley Act of 2002 (“SOX”) and, more recently, the Dodd-Frank Wall Street Reform and Consumer Protection Act. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of SOX and the related regulations regarding our required assessment of our internal control over financial reporting and our independent registered public accounting firm's audit of the effectiveness of our internal control over financial reporting, have required, and continue to require, the commitment of significant financial and management resources. To the extent that we identify areas of our disclosure controls and procedures and/or internal control over financial reporting requiring improvement (such as the material weakness in internal control over financial reporting as of June 30, 2013 identified in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013), we may have to incur additional costs and divert management's time and attention. Because these regulations are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Failure to comply with such regulations could have a material adverse effect on our business and stock price.
CONCENTRATION OF OWNERSHIP AMONG OUR PRINCIPAL STOCKHOLDERS MAY DISSUADE POTENTIAL INVESTORS FROM PURCHASING OUR STOCK, MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS AND MAY RESULT IN A LOWER TRADING PRICE FOR OUR STOCK THAN IF OWNERSHIP OF OUR STOCK WAS LESS CONCENTRATED.
As of September 12, 2014, members of the Farmer family or entities controlled by the Farmer family (including trusts) comprising a group for purposes of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act"), beneficially owned approximately 36.6% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.
All of our outstanding shares are eligible for sale in the public market, subject in certain cases to limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares subject to outstanding options and restricted stock under the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan and its predecessor plan, the Farmer Bros. Co. 2007 Omnibus Plan, are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, our stock ownership guidelines, and Rule 144 under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.

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
Our largest and most significant facility is our corporate headquarters in Torrance, California. Our Torrance facility is a manufacturing facility and the distribution hub for our long-haul trucking fleet and houses our primary administrative offices. Coffee purchasing, roasting, grinding, packaging and product development takes place at our Torrance, California, Portland, Oregon, and Houston, Texas plants. Spice blending, grinding, packaging and product development takes place at our Torrance, California plant. Our distribution centers include our Torrance, Portland and Houston plants as well as distribution centers in Northlake, Illinois, Oklahoma City, Oklahoma, and Moonachie, New Jersey.
We stage our products in 111 branch warehouses throughout the contiguous United States. These branch warehouses and our six distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 2,500 to 50,000 square feet.
Approximately 54% of our facilities are leased with a variety of expiration dates through 2020, although our two largest facilities, in Torrance and Houston, are owned. The lease on the Portland facility expires in 2018 and has options to renew for up to an additional 10 years.
We believe our plants, distribution centers and branch warehouses will continue to provide adequate capacity for the foreseeable future. A complete list of properties operated by Farmer Bros. is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Item 3.	Legal Proceedings
On August 31, 2012, CERT filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has demanded that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65.

Acrylamide is produced naturally in connection with the heating of many foods, especially starchy foods, and is believed to be caused by the Maillard reaction, though it has also been found in unheated foods such as olives. With respect to coffee, acrylamide is produced when coffee beans are heated during the roasting process—it is the roasting itself that produces the acrylamide. While there has been a significant amount of research concerning proposals for treatments and other processes aimed at reducing acrylamide content of different types of foods, to our knowledge there is currently no known strategy for reducing acrylamide in coffee without negatively impacting the sensorial properties of the product.

The Company has joined a Joint Defense Group and, along with the other co-defendants, has answered the complaint, denying, generally, the allegations of the complaint, including the claimed violation of Proposition 65 and further denying CERT’s right to any relief or damages, including the right to require a warning on products. The Joint Defense Group contends that based on proper scientific analysis and proper application of the standards set forth in Proposition 65, exposures to acrylamide from the coffee products pose no significant risk of cancer and, thus, these exposures are exempt from Proposition 65’s warning requirement.

To date, the pleadings stage of case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these issues have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014, for these first phase defenses. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
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

	Year Ended June 30, 2014			Year Ended June 30, 2013
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$16.44	$13.07	$—	$10.15	$7.00	$—
2nd Quarter	$24.33	$14.73	$—	$15.37	$8.96	$—
3rd Quarter	$24.28	$19.45	$—	$15.00	$12.23	$—
4th Quarter	$21.92	$18.05	$—	$16.90	$13.39	$—
Holders
As of September 12, 2014, there were approximately 2,300 holders of record and the closing price of our common stock on NASDAQ was $23.87. Determination of holders of record is based upon the number of record holders and individual participants in security position listings.
Dividends
The Company’s Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of this report, and Note 10, “Bank Loan,” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this report.
Equity Compensation Plan Information
This information appears in Part III, Item 12 of this report.

Performance Graph
The chart set forth below shows the value of an investment of $100.00 at the close of trading on June 30, 2009 in each of Farmer Bros. Co. common stock, the Russell 2000 Index, the Value Line Food Processing Index and a peer group index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year.
Because no published peer group is similar to the Company's portfolio of business, the Company created a peer group index that includes the following companies: B&G Foods, Inc., Boulder Brands, Inc., Coffee Holding Co. Inc., Dunkin' Brands Group, Inc., National Beverage Corp., SpartanNash Co., Inventure Foods, Inc., Treehouse Foods, Inc. and Farmer Bros. Co. The companies in the peer group index are in the same industry as Farmer Bros. Co. with product offerings that overlap with the Company's product offerings.
The historical stock price performance of the Company’s common stock shown in the performance graph below is not necessarily indicative of future stock price performance. The Russell 2000 Index, the Value Line Food Processing Index and the peer group index are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are an appropriate measure for the relative performance of the stock involved, and they are not intended to forecast or be indicative of possible future performance of our common stock.
Comparison of Five-Year Cumulative Total Return
Farmer Bros. Co., Russell 2000 Index, Value Line Food Processing Index and Peer Group Index
(Performance Results Through June 30, 2014)

	2009	2010	2011	2012	2013	2014
Farmer Bros. Co.	$100.00	$67.46	$46.21	$36.28	$64.08	$98.49
Russell 2000 Index	$100.00	$121.49	$166.94	$163.47	$203.05	$251.05
Value Line Food Processing Index	$100.00	$122.46	$158.61	$172.33	$206.73	$252.99
Peer Group Index	$100.00	$124.35	$174.36	$208.03	$251.44	$280.48
Source: Value Line Publishing, LLC

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year Ended June 30,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Net sales(1)	$528,380	$513,869	$498,701	$464,346	$450,555
Cost of goods sold(2)	$332,466	$328,693	$332,309	$316,109	$263,999
Income (loss) from operations(3)	$8,916	$372	$(21,846)	$(70,725)	$(41,030)
Income (loss) from operations per common share(4)	$0.56	$0.02	$(1.41)	$(4.69)	$(2.76)
Net income (loss)(5)	$12,132	$(8,462)	$(26,576)	$(52,033)	$(25,359)
Net income (loss) per common share—basic	$0.76	$(0.54)	$(1.72)	$(3.45)	$(1.71)
Net income (loss) per common share—diluted	$0.76	$(0.54)	$(1.72)	$(3.45)	$(1.71)
Cash dividends declared per common share	$—	$—	$—	$0.18	$0.46

	June 30,
(In thousands)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Total assets	$266,177	$244,136	$257,916	$292,050	$342,084
Capital lease obligations(6)	$9,703	$12,168	$15,867	$8,636	$3,861
Long-term borrowings under revolving credit facility	$—	$10,000	$—	$—	$—
Long-term derivative liabilities	$—	$1,129	$—	$—	$—
Total liabilities	$151,313	$162,298	$174,364	$158,635	$180,341
_____________
(1) Net sales, as stated, compared to net sales, as originally reported, reflects a $3.9 million, $3.3 million, $0.4 million and $0.2 million increase in fiscal 2013, 2012, 2011 and 2010, respectively, to reflect reclassification of fuel surcharges. See Note 1 of the Notes to Consolidated Financial Statements.
(2) Cost of goods sold, as stated, compared to cost of goods sold, as originally reported, reflects a $9.9 million, $9.8 million, $9.7 million and $9.3 million increase in fiscal 2013, 2012, 2011 and 2010, respectively, to reflect reclassification of certain labor and overhead expenses. See Note 1 of the Notes to Consolidated Financial Statements.
(3) Income (loss) from operations, as stated, compared to income (loss) from operations, as originally reported, reflects a $4.5 million and $0.3 million increase and a $(0.4) million and $(0.4) million decrease in fiscal 2013, 2012, 2011 and 2010, respectively, to reflect reclassification of fuel surcharges to net sales, reclassification of certain labor and overhead expenses to cost of goods sold, and reclassification of net gains from sales of assets to a separate line item within income (loss) from operations. See Note 1 of the Notes to Consolidated Financial Statements.
(4) Income (loss) from operations per common share, as stated, compared to income (loss) from operations per common share, as originally reported, reflects a $0.28 and $0.02 increase and a $(0.02) and $(0.03) decrease in fiscal 2013, 2012, 2011 and 2010, respectively, to reflect the reclassifications described in footnote (3). See Note 1 of the Notes to Consolidated Financial Statements.
(5) Includes: (a) $3.8 million in net gains from sales of assets, primarily real estate, in fiscal 2014; (b) $4.5 million in net gains from sales of assets, primarily real estate, and $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2013; (c) $14.2 million in beneficial effect of liquidation of LIFO inventory quantities, $5.6 million in impairment losses on goodwill and intangible assets and $4.6 million in pension withdrawal expense in fiscal 2012; (d) $13.4 million in income tax benefit, $7.8 million in impairment losses on intangible assets, $1.5 million in pension curtailment expense and $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2011; and (e) $2.5 million in income tax benefit in fiscal 2010.
(6) Excludes imputed interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2014, 2013 and 2012 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the “Risk Factors” described in Part I, Item 1A of this report.
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
Since 2007, Farmer Bros. has achieved growth primarily through the acquisition in 2007 of CBH, the parent company of CBI, a specialty coffee manufacturer and wholesaler, and the acquisition in 2009 from Sara Lee of certain assets used in connection with the DSD Coffee Business.
Corrections to Previously Issued Financial Statements
As discussed in Note 1, "Summary of Significant Accounting Policies—Corrections to Previously Issued Financial Statements," and Note 17, “Selected Quarterly Financial Data (Unaudited),” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report, subsequent to the issuance of our consolidated financial statements for the year ended June 30, 2013, we identified certain errors in the consolidated statements of operations and consolidated statements of cash flows. Accordingly, we have corrected the accompanying consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended June 30, 2013 and 2012 and our unaudited quarterly financial data for each of the quarters in the fiscal year ended June 30, 2013 and for the first three quarters in the fiscal year ended June 30, 2014, in order to comply with GAAP.
The corrections to the consolidated statements of operations include:

1.	reclassification of fuel surcharges billed to customers previously netted against our fuel expenses in "Selling expenses" to "Net sales";

2.	reclassification of certain labor and overhead expenses previously included in "Selling expenses" and "General and administrative expenses" to "Cost of goods sold"; and

3.	reclassification of "Net gains from sales of assets" previously presented within "Other, net" to a separate line item within "Income (loss) from operations."
The corrections to the consolidated statements of cash flows include:

1.
presentation of purchases of and proceeds from sales of trading securities held for investment on a gross basis instead of on a net basis as previously presented within the presentation of cash flows from operating activities; and

2.
reclassification of an increase in our derivative liabilities previously presented as a reduction in the net activity in “Short-term investments” to a change in “Accrued payroll expenses and other current liabilities” within the presentation of cash flows from operating activities.

These errors had no impact on the amounts previously reported in our consolidated balance sheets. The impact of these corrections to the applicable line items in our consolidated financial statements is set forth in Notes 1 and 17 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Our significant accounting policies are discussed in Note 1 to our consolidated financial statements, included herein at Part II, Item 8. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance, tax liabilities and litigation. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable based on information available to us at the time these estimates are made.
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
Investments
Our investments consist of money market instruments, marketable debt, equity and hybrid securities. Investments are held for trading purposes and stated at fair value. The cost of investments sold is determined on the specific identification method. Dividend and interest income are accrued as earned.
Exposure to Commodity Price Fluctuations and Derivative Instruments
Our primary raw material is green coffee, an agricultural commodity. Green coffee prices are determined by worldwide forces of supply and demand, and, as a result, green coffee prices are volatile. Average coffee “C” market prices per pound for the fiscal years ended June 30, 2014, 2013 and 2012 were $1.75, $1.51 and $2.16, respectively. While the “C” market experienced a significant drop during the first two quarters of the fiscal year ended June 30, 2014, "C" market prices increased sharply in the third quarter of the fiscal year. In the fiscal year ended June 30, 2013 "C" market prices declined approximately 30.1% from the prior fiscal year.  In general, increases in the price of green coffee could cause our cost of goods sold to increase and, if not offset by product price increases, could negatively affect our financial condition and results of operations. As a result, our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments.
Customers generally pay for our products based either on a price schedule that we announce or on a commodity-based pricing mechanism whereby the changes in green coffee commodity costs are passed through to the customer. The pricing schedule is generally subject to adjustment, either on contractual terms or in accordance with periodic product price adjustments, typically monthly, resulting in, at the least, a 30-day lag in our ability to correlate the changes in our prices with fluctuations in the cost of raw materials and other inputs. Approximately 40% of our roast and ground coffee volume for the fiscal year ended June 30, 2014 was based on a price schedule. Approximately 60% of our roast and ground coffee volume for the fiscal year ended June 30, 2014 was sold to customers under commodity-based pricing arrangements. Consequently, while our revenues can fluctuate significantly as green coffee prices change, we would expect the impact of these price changes on our profitability to be less significant.
In addition to our customer arrangements, we utilize derivative instruments to reduce further the impact of changing green coffee commodity prices. We purchase exchange-traded coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases, typically three months in advance of the delivery date. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 to 24 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2014 and 2013, we had 19.8 million pounds and 49.6 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivative instruments as accounting hedges in order to reduce the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. As a result, beginning in the fourth quarter of fiscal 2013, a portion of the gains and losses from re-valuing the coffee-related derivative contracts to their market prices is being recorded in accumulated other comprehensive income (loss) ("AOCI") on our consolidated balance sheet and subsequently reclassified to cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2014, approximately 98% of our outstanding coffee-related derivative instruments, representing 19.4 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2013, approximately 89% of our outstanding coffee-related derivative instruments, representing 44.0 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our results of operations.
Our risk management practices reduce but do not eliminate our exposure to changing green coffee prices. While we have limited our exposure to unfavorable green coffee price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparties may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by each counterparty, thereby reducing our liquidity. At June 30, 2014, as we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted. At June 30, 2013, we had $8.1 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments due to a net loss position in our coffee-related derivative margin accounts. Changes in commodity prices could have a significant impact on cash deposit requirements under our broker and counterparty agreements.
Allowance for Doubtful Accounts
We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. In fiscal 2014, we reclassified $0.5 million of the allowance for doubtful long-term notes receivable to net with the corresponding notes receivable. Due to improved collection of our outstanding receivables, in fiscal 2013, we decreased the allowance for doubtful accounts by $0.8 million, however, in fiscal 2014 we increased the allowance for doubtful accounts by $0.1 million.
Inventories
Inventories are valued at the lower of cost or market. We account for coffee, tea and culinary products on the last in, first out (“LIFO”) basis, and coffee brewing equipment parts on the first in, first out ("FIFO") basis. We regularly evaluate our inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, we record the expected effect of the liquidation of LIFO inventory quantities, if any, and record the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Inventories increased at the end of fiscal 2014 compared to fiscal 2013 and, therefore, no beneficial effect of liquidation of LIFO inventory quantities was recorded in cost of goods sold in fiscal 2014. We recorded $1.1 million and $14.2 million in beneficial effect of LIFO inventory liquidation in cost of goods sold in the fiscal years ended June 30, 2013 and 2012, respectively, which reduced net loss for the fiscal years ended June 30, 2013 and 2012 by $1.1 million and $14.2 million, respectively.

Capacity Utilization
We calculate our utilization for all of our manufacturing facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, seven days per week), in each case, based on our current product mix. Utilization rates for our manufacturing facilities were approximately 65%, 58% and 43% during the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Since most of our customers do not commit to long-term firm production schedules, we are unable to forecast the level of customer orders with certainty to maximize utilization of manufacturing capacity. As a result, our manufacturing facility capacity utilization generally remains less than 100%. In order to meet increased customer demand, we may be required to move production between facilities or increase staffing, including through temporary labor and overtime. We believe that we currently have sufficient capacity to accommodate our current manufacturing needs.
Impairment of Goodwill and Indefinite-lived Intangible Assets
We perform our annual impairment test of goodwill and/or other indefinite-lived intangible assets as of June 30. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of our reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. In the fourth quarter of fiscal 2012, we recorded total impairment charges of $5.6 million related to our CBI acquisition including $5.1 million in impairment losses on goodwill, which was written down to zero.
Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. In our annual test of impairment in the fourth quarter of fiscal 2014, we determined that the book value of trademarks acquired in connection with the CBI acquisition and DSD Coffee Business acquisition was lower than the present value of the estimated future cash flows and concluded that the trademarks were not impaired. In our annual test of impairment in the fourth quarter of fiscal 2013, we determined that the book value of a certain trademark acquired in connection with the DSD Coffee Business acquisition was higher than the present value of the estimated future cash flows and concluded that the trademark was impaired. As a result, we recorded an impairment charge of $0.1 million to earnings in the fourth quarter of fiscal 2013.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the fiscal years ended June 30, 2014 and 2013.
Self-Insurance
We are self-insured for workers’ compensation insurance subject to specific retention levels and use historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims. The estimated outstanding losses are the accrued cost of unpaid claims. The estimated outstanding losses, including allocated loss adjustment expenses (“ALAE”), include case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.
We account for our accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims was $9.6 million and $9.9 million, respectively, and the estimated recovery from reinsurance was $1.2 million and $1.6 million, respectively, as of June 30, 2014 and 2013. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on our consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively. The estimated insurance receivable is included in "Other assets" on our consolidated balance sheets.
In May 2011, we did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers' compensation liability. As a result, we were required to post a $5.9 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans. At June 30, 2014, this letter of credit continues to serve as a security deposit and has been increased to $6.5 million.
Management believes that the amount recorded at June 30, 2014 is adequate to cover all known workers' compensation claims at June 30, 2014. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results. If our estimate were off by as much as 15%, the reserve could be under or overstated by approximately $1.3 million as of June 30, 2014.
The estimated liability related to our self-insured group medical insurance at June 30, 2014 and 2013 was $0.8 million and $1.1 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability and commercial auto liability are insured through a captive insurance program. We retain the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. Our liability reserve for such claims was $0.4 million and $0.5 million at June 30, 2014 and 2013.
The estimated liability related to our self-insured group medical insurance, general liability, product liability and commercial auto liability is included on our consolidated balance sheets in "Other current liabilities."
Retirement Plans
We provide pension plans for most full-time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings.
We are required to recognize the funded status of a benefit plan in our consolidated balance sheet. We are also required to recognize in other comprehensive income (loss) ("OCI") certain gains and losses that arise during the period but are deferred under pension accounting rules.
We have a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for the majority of our employees who are not covered under a collective bargaining agreement, and two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the "Brewmatic Plan" and the "Hourly Employees’ Plan"). In addition, we contribute to two multiemployer defined benefit pension plans, one multi-employer defined contribution pension plan, and eight multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements.
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
We amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the the Farmer Bros. Plan, and new hires are not eligible to participate in the Farmer Bros. Plan. As all plan participants became inactive following this curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
We obtain actuarial valuations for our single employer defined benefit pension plans. In fiscal 2014 we discounted the pension obligations using a 4.15% discount rate and estimated an 8.0% long-term return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.
At June 30, 2014, the projected benefit obligation under our single employer defined benefit pension plans was $139.7 million and the fair value of plan assets was $103.5 million. The difference between the projected benefit obligation and the fair value of plan assets is recognized as a decrease in OCI and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require premium payments to the Pension Benefit Guaranty Corporation. For the fiscal year ended June 30, 2014, we made $1.3 million in contributions to our single employer defined benefit pension plans and recorded $2.3 million in reduction in pension expense. We expect to make approximately $2.6 million in contributions to our single employer defined benefit pension plans in fiscal 2015 and accrue a credit to pension expense of approximately $34,000 per year beginning in fiscal 2015. These pension contributions are expected to continue at this level for several years; however a deterioration in the current economic environment would increase the risk that we may be required to make larger contributions in the future.
The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed rate of return on plan assets under our single employer defined benefit pension plans for fiscal 2015:

($ in thousands)
Farmer Bros. Plan Discount Rate	3.7%	Actual 4.15%	4.7%
Net periodic benefit credit	$(382)	$(392)	$(418)
Projected benefit obligation	$142,235	$133,135	$124,943

Farmer Bros. Plan Rate of Return	7.0%	Actual 7.50%	8.0%
Net periodic benefit cost (credit)	$90	$(392)	$(873)

Brewmatic Plan Discount Rate	3.7%	Actual 4.15%	4.7%
Net periodic benefit credit	$(19)	$(17)	$(16)
Projected benefit obligation	$4,220	$3,991	$3,786

Brewmatic Plan Rate of Return	7.0%	Actual 7.50%	8.0%
Net periodic benefit credit	$(1)	$(17)	$(34)

Hourly Employees’ Plan Discount Rate	3.7%	Actual 4.15%	4.7%
Net periodic benefit cost	$407	$375	$348
Projected benefit obligation	$2,844	$2,619	$220

Hourly Employees' Plan Rate of Return	7.0%	Actual 7.50%	8.0%
Net periodic benefit cost	$384	$375	$366
Postretirement Benefits
We sponsor a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, our contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. Our retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 4.3% at June 30, 2014. We project an initial medical trend rate of 8.0% in fiscal 2014, ultimately reducing to 4.5% in 10 years.
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
Share-based Compensation
We measure all share-based compensation cost at the grant date, based on the fair value of the award, and recognize that cost as an expense in our consolidated statements of operations over the requisite service period. The process of estimating the fair value of share-based compensation awards and recognizing share-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2014 and 2013, we used an estimated 6.5% annual forfeiture rate to calculate share-based compensation expense based on actual forfeiture experience.
We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized, and, to the extent share-based compensation expense was previously recognized, such share-based compensation expense is reversed.
Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Estimating our tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. We make certain estimates and judgments to determine tax expense for financial statement purposes as we evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in the timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to our tax provision in future periods. Each fiscal quarter we re-evaluate our tax provision and reconsider our estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
Deferred Tax Asset Valuation Allowance
We assess whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making such assessment, significant weight is to be given to evidence that can be objectively verified, such as recent operating results, and less consideration is to be given to less objective indicators, such as future earnings projections.
After consideration of positive and negative evidence, including the recent history of losses, we cannot conclude that it is more likely than not that we will generate future earnings sufficient to realize our deferred tax assets as of June 30, 2014. Accordingly, a valuation allowance of $72.6 million has been recorded to offset this deferred tax asset. The valuation allowance decreased by $9.9 million in the fiscal year ended June 30, 2014 and increased by $3.1 million and $20.7 million in the fiscal years ended June 30, 2013 and 2012, respectively. Deferred tax assets were $74.6 million as of June 30, 2014 compared to $84.7 million as of June 30, 2013. In fiscal 2014, deferred tax assets decreased primarily due to the utilization of net operating losses to offset taxable income. Additionally, a cumulative loss in OCI related to coffee hedging, which previously represented a deferred tax asset, became a cumulative gain as of the end of the year which lowered the total net deferred tax assets. In fiscal 2013, deferred tax assets increased primarily due to net loss carryovers and a decrease in expected pension asset values related to a change in actuarial assumptions.
Liquidity and Capital Resources
Credit Facility
On September 12, 2011, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) among the Company and CBI, as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association ("Wells Fargo"), as Agent.
On January 9, 2012, the Loan Agreement was amended in connection with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), becoming an additional Lender thereunder. On March 18, 2013, the Loan Agreement was amended further (“Amendment No. 2") to amend the definition of "Maximum Credit" available thereunder to $75.0 million from $85.0 million. Pursuant to Amendment No. 2, Wells Fargo agreed to provide a commitment of $53.0 million and JPMorgan Chase agreed to provide a commitment of $22.0 million.
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
The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The Loan Agreement allows us to pay dividends, provided, among other things, certain liquidity requirements are met, the aggregate amount of all such payments in any fiscal year is not in excess of $7.0 million ($1.75 million in any fiscal quarter), and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The Loan Agreement allows the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to us, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or our assets, including our green coffee inventory.
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
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction was intended to manage our interest rate risk related to our borrowings under the revolving credit facility and required us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. We terminated the swap transaction on March 5, 2014. As of June 30, 2014, we had no interest rate swap transactions in place. As of June 30, 2013, the fair value of the interest rate swap included in "Other current liabilities" was $25,000.
We did not designate our interest rate swap as an accounting hedge. In fiscal 2014 and 2013, we recorded in "Other, net" in our consolidated statement of operations a loss of $5,000 and $25,000, respectively, for the change in fair value of our interest rate swap. No such gains or losses were recorded in fiscal 2012.
On June 30, 2014, we were eligible to borrow up to a total of $69.9 million under the credit facility. As of June 30, 2014, we had outstanding borrowings of $0.1 million, utilized $10.1 million of the letters of credit sublimit, and had excess availability under the credit facility of $59.7 million. The weighted average interest rate on our outstanding borrowings under the credit facility was 1.76% at June 30, 2014. As of June 30, 2014, we were in compliance with all of the restrictive covenants under the Loan Agreement.
As of August 31, 2014, we had estimated outstanding borrowings of $2.8 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $58.6 million. As of August 31, 2014, the weighted average interest rate on our outstanding borrowings under the credit facility was 2.1%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our revolving credit facility described above. As of June 30, 2014, we had $12.0 million in cash and cash equivalents and $22.6 million in short-term investments. At June 30, 2014, as we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months on the basis of current operations; provided, we are able to extend or replace this credit facility which expires in March 2015. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $52.9 million in fiscal 2014 compared to $21.9 million in fiscal 2013 and $18.1 million in fiscal 2012. The increase in net cash provided by operating activities in fiscal 2014 compared to the prior fiscal year was due to a higher level of cash inflows from operating activities. In fiscal 2014, we had $12.1 million in net income as compared to $(8.5) million in net loss in fiscal 2013. At June 30, 2014, as we had a net gain position in our coffee-related derivative margin accounts, the restriction on $8.1 million was released, contributing to the improvement in cash inflows in fiscal 2014 compared to fiscal 2013, which included a $6.5 million increase in restricted cash due to a net loss position in our coffee-related derivative margin accounts at June 30, 2013.
Net cash used in investing activities increased to $20.7 million in fiscal 2014, compared to $10.2 million in fiscal 2013 and $14.5 million in fiscal 2012, primarily due to increased capital expenditures. In fiscal 2014, cash inflows from sales of fixed assets, primarily real estate, were $4.5 million and cash outflows for capital expenditures were $25.3 million. In fiscal 2013, cash inflows from sales of fixed assets, primarily real estate, were $5.7 million and cash outflows for capital expenditures were $15.9 million. In fiscal 2012, cash inflows from sales of fixed assets, primarily real estate, were $3.0 million and cash outflows for capital expenditures were $17.5 million.
Net cash used in financing activities was $22.8 million in fiscal 2014 compared to $12.9 million in fiscal 2013 and $5.8 million in fiscal 2012. Net cash used in financing activities in fiscal 2014 included net repayments on our credit facility of $20.6 million partially offset by $1.5 million in proceeds from stock option exercises, compared to net repayments of $10.8 million, partially offset by $1.2 million in proceeds from stock option exercises in fiscal 2013. Net repayments on our credit facility in fiscal 2012 were $4.0 million.
In fiscal 2014, we capitalized $25.3 million in property, plant and equipment purchases which included $13.6 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.7 million in building and facility improvements, $9.3 million in expenditures for vehicles, and machinery and equipment, and $1.7 million in information technology related expenditures. The increase in cash outflows for property, plant and equipment compared to the prior fiscal year was primarily due to increases in the purchase of coffee brewing equipment and replacement vehicles.
Our expected capital expenditures for fiscal 2015 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment, and are expected to be below fiscal 2014 levels on the basis of our current operations.

Our working capital is composed of the following:

	June 30,
(In thousands)	2014	2013
Current assets(1)	$157,460	$139,749
Current liabilities(2)	76,870	76,550
Working capital	$80,590	$63,199
__________
(1) Includes $5.2 million in coffee-related short-term derivative assets at June 30, 2014 and $8.1 million in restricted cash at June 30, 2013.
(2) Includes $9.9 million in coffee-related short-term derivative liabilities at June 30, 2013.

Liquidity Information:

	June 30,
(In thousands)	2014	2013	2012
Capital expenditures	$25,267	$15,894	$17,498
Results of Operations
Fiscal Years Ended June 30, 2014 and 2013
Overview
In fiscal 2014, green coffee commodity prices continued to fall during the first two quarters and rose sharply in the third quarter and fuel costs remained high. Our average cost of green coffee purchased fell from $1.70 per pound in fiscal 2013 to $1.46 per pound in fiscal 2014. In fiscal 2014, we continued our hedging strategy intended to reduce the impact of changing green coffee commodity prices through the purchase of exchange-traded coffee-related derivative instruments for our own account and at the direction of customers under commodity-based pricing arrangements. To address the ongoing high fuel costs, in fiscal 2014, we continued to bill our customers fuel surcharges.
We continued our efforts to improve efficiencies by consolidating our coffee blends while maintaining original roasting profiles, resulting in a reduction in the number of coffee blends by 22. We also continued to optimize and simplify our product portfolio by discontinuing over 400 SKU's. We completed the integration of the enterprise resource planning system in all of our facilities under one common software platform. We continued to improve our real-estate asset management by divesting underutilized properties. We also made measurable progress in our facilities and in our outreach programs under our sustainability initiatives in fiscal 2014.
Operations
Net sales in fiscal 2014 increased $14.5 million, or 2.8%, to $528.4 million from $513.9 million in fiscal 2013. The change in net sales in fiscal 2014 compared to fiscal 2013 was due to the following:

(In millions)	Year Ended June 30, 2014 vs. 2013
Effect of change in unit sales	$34.6
Effect of pricing and product mix changes	(20.1)
Total increase in net sales	$14.5
Unit sales increased 8% in fiscal 2014 as compared to fiscal 2013, partially offset by a 5% decrease in average unit price resulting in an increase in net sales of 3%. The increase in unit sales was primarily due to a 12% increase in unit sales of roast and ground coffee products, which accounted for approximately 60% of our total net sales, while the decrease in average unit price was primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity purchase costs to our customers. In fiscal 2014, we processed and sold approximately 87 million pounds of green coffee as compared to approximately 76 million pounds of green coffee processed and sold in fiscal 2013. There were no new product category introductions in fiscal 2014 or 2013 which had a material impact on our net sales.

The following table presents net sales aggregated by product category for the respective periods indicated:

	Year Ended June 30,
	2014		2013
(In thousands)	$	% of total	$		% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$319,251	60%	$305,623		59%
Coffee (Frozen)	37,840	7%	36,311	(1)	7%
Tea (Iced & Hot)	28,452	5%	27,919	(1)	6%
Culinary	56,567	11%	61,447		12%
Spice	31,876	6%	32,431		6%
Other beverages(2)	50,572	10%	46,233	(1)	9%
Net sales by product category	524,558	99%	509,964		99%
Fuel surcharge	3,822	1%	3,905		1%
Net sales	$528,380	100%	$513,869		100%
____________
(1) Recategorized consistent with fiscal 2014 presentation.
(2) Includes all beverages other than coffee and tea.

Cost of goods sold in fiscal 2014 increased $3.8 million, or 1.1%, to $332.5 million, or 62.9% of net sales, from $328.7 million, or 64.0% of net sales in fiscal 2013. The decrease in cost of goods sold as a percentage of net sales in fiscal 2014 was primarily due to a 14.2% decrease in the average cost of green coffee purchased. Inventories increased at the end of fiscal 2014 compared to fiscal 2013 and, therefore, no beneficial effect of liquidation of LIFO inventory quantities was recorded in cost of goods sold in fiscal 2014. The beneficial effect of liquidation of LIFO inventory quantities reduced cost of goods sold by $1.1 million in the prior fiscal year.
Gross profit in fiscal 2014 increased $10.7 million, or 5.8%, to $195.9 million from $185.2 million in fiscal 2013. Gross margin increased to 37.1% in fiscal 2014 from 36.0% in the prior fiscal year. The increase in gross profit was primarily due to the increase in net sales from higher unit sales of roast and ground coffee, frozen coffee, tea products and other beverages. The increase in gross margin was primarily due to a 14.2% decrease in the average cost of green coffee purchased as compared to the prior fiscal year. Gross profit in fiscal 2013 included the expected beneficial effect of the liquidation of LIFO inventory quantities in the amount of $1.1 million.
In fiscal 2014, operating expenses increased $2.2 million, or 1.2%, to $187.0 million, or 35.4% of net sales, from $184.8 million, or 36.0% of net sales, in fiscal 2013. The increase in operating expenses in fiscal 2014 was primarily due to a $3.6 million increase in general and administrative expenses and lower net gains from sales of assets compared to fiscal 2013, partially offset by a $1.9 million decrease in selling expenses and by the absence of impairment losses on intangible assets. The increase in general and administrative expenses in fiscal 2014 was primarily due to an increase in accruals for anticipated bonus payments for eligible employees, higher ESOP compensation expense and expenses in connection with the restatement of certain prior period financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, partially offset by lower retiree medical expenses and depreciation and amortization expenses. The decrease in selling expenses was primarily due to lower retiree medical expenses and depreciation and amortization expenses, partially offset by higher payroll-related expenses from increased headcount, an increase in freight costs, additional accruals for self-insurance claims and accruals for anticipated bonus payments for eligible employees.
Income from operations in fiscal 2014 was $8.9 million compared to $0.4 million in fiscal 2013, primarily due to the improvement in gross profit.
Total other income (expense)
Total other income in fiscal 2014 was $3.9 million compared to total other expense of $(9.7) million in fiscal 2013, primarily due to net gains on derivative instruments and investments of $3.1 million compared to net losses on derivative instruments and investments of $(11.1) million in fiscal 2013. The net gains on derivative instruments and investments in fiscal 2014 were primarily due to net gains on coffee-related derivative instruments not designated as accounting hedges. Net gains on such coffee-related derivative instruments in fiscal 2014 were $2.7 million compared to net losses on such coffee-related derivative instruments of $(11.3) million in fiscal 2013. The increase in net gains on such coffee-related derivative instruments in fiscal 2014 compared to fiscal 2013 was due to the increase in coffee commodity prices in the second half of fiscal 2014. For the fiscal years ended June 30, 2014 and 2013, we recognized $(0.3) million and $(0.4) million, respectively, in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
Income taxes
In fiscal 2014, we recorded income tax expense of $0.7 million compared to income tax benefit of $(0.8) million in fiscal 2013. Income tax expense in fiscal 2014 was primarily attributable to cash taxes paid.
The Company has generated approximately $0.2 million of excess tax benefits related to stock compensation, the benefit of which will be recorded to additional paid in capital if and when realized.
The Company made a determination in the quarter ended June 30, 2014 that it would not, at this time, pursue certain refund claims requested on its amended tax returns for the fiscal years ended June 30, 2003 through June 30, 2008. The Internal Revenue Service previously denied these refund claims upon audit and maintained that decision upon appeal. The Company released its tax reserve related to these refunds in the fourth quarter of fiscal 2014.

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
Net Income
As a result of the foregoing factors, net income was $12.1 million, or $0.76 per diluted common share, in fiscal 2014 compared to net loss of $(8.5) million, or $(0.54) per common share, in fiscal 2013.
Fiscal Years Ended June 30, 2013 and 2012
Overview
In fiscal 2013, green coffee commodity prices continued to fall but fuel costs remained high. Green coffee "C" market prices fell from $1.70 per pound at the end of fiscal 2012 to $1.20 per pound at the end of fiscal 2013. In fiscal 2013 we continued our hedging strategy intended to reduce the impact of changing green coffee commodity prices through the purchase of exchange-traded coffee-related derivative instruments for our own account and at the direction of customers under commodity-based pricing arrangements for longer periods of time than was done previously, because the cost of coffee significantly declined in fiscal 2013 and in the second half of fiscal 2012, making these long-term futures contracts relatively less expensive than they had been previously. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivative instruments as accounting hedges in order to reduce the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. As a result, beginning in the fourth quarter of fiscal 2013, a portion of the gains and losses from re-valuing the coffee-related derivative contracts to their market prices is being recorded in AOCI on our consolidated balance sheets and reclassified to cost of goods sold when the hedged transaction affects earnings. To address the increase in freight and fuel expense, the fuel surcharge instituted in fiscal 2011 and 2012 continued in fiscal 2013.
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

Operations
Net sales in fiscal 2013 increased $15.2 million, or 3.0%, to $513.9 million from $498.7 million in fiscal 2012. The change in net sales in fiscal 2013 compared to fiscal 2012 was due to the following:

(In millions)	Year Ended June 30, 2013 vs. 2012
Effect of change in unit sales	$57.9
Effect of pricing and product mix changes	(42.7)
Total increase in net sales	$15.2
Unit sales increased 14% in fiscal 2013 as compared to fiscal 2012, partially offset by a 9% decrease in average unit price resulting in an increase in net sales of 3%. The increase in unit sales was primarily due to a 12% increase in unit sales of roast and ground coffee products, which accounted for approximately 59% of our total net sales, while the decrease in average unit price was primarily due to the lower average unit price of roast and ground coffee products driven by the pass-through of lower green coffee commodity purchase costs to our customers. In fiscal 2013, we processed and sold approximately 76 million pounds of green coffee as compared to approximately 60 million pounds of green coffee processed and sold in fiscal 2012. There were no new product category introductions in fiscal 2013 or 2012 which had a material impact on our net sales.
The following table presents net sales aggregated by product category for the respective periods indicated:

	Year Ended June 30,
	2013			2012
(In thousands)	$		% of total	$		% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$305,623		59%	$290,526		58%
Coffee (Frozen)	36,311	(1)	7%	36,171	(1)	7%
Tea (Iced & Hot)	27,919	(1)	6%	28,799	(1)	6%
Culinary	61,447		12%	63,230		13%
Spice	32,431		6%	34,826		7%
Other beverages(2)	46,233	(1)	9%	41,890	(1)	8%
Net sales by product category	509,964		99%	495,442		99%
Fuel surcharge	3,905		1%	3,259		1%
Net sales	$513,869		100%	$498,701		100%
____________
(1) Re-categorized consistent with fiscal 2014 presentation.
(2) Includes all beverages other than coffee and tea.

Cost of goods sold in fiscal 2013 decreased $3.6 million, or 1.1%, to $328.7 million, or 64.0% of net sales, from $332.3 million, or 66.6% of net sales, in fiscal 2012. The decrease in cost of goods sold as a percentage of net sales in fiscal 2013 was primarily due to a 31% decrease in the average cost of green coffee purchased and a reduction in inventory, which resulted in the liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years. The beneficial effect of this liquidation of LIFO inventory quantities reduced cost of goods sold by $1.1 million compared to $14.2 million in the prior fiscal year.
Gross profit in fiscal 2013 increased $18.8 million, or 11.3%, to $185.2 million from $166.4 million in fiscal 2012. Gross margin increased to 36.0% in fiscal 2013 from 33.4% in the prior fiscal year. The increases in gross profit and gross margin were primarily due to the increase in net sales and a 31% decrease in the average cost of green coffee purchased in fiscal 2013.
In fiscal 2013, operating expenses decreased $3.4 million, or 1.8%, to $184.8 million, or 36.0% of net sales, from $188.2 million, or 37.7% of net sales, in fiscal 2012. The decrease in operating expenses in fiscal 2013 was primarily due to a $10.1 million decrease in losses from impairment of goodwill and intangible assets, and pension withdrawal expense and $4.2 million in higher net gains on sales of assets, primarily real estate, compared to fiscal 2012, partially offset by a $10.8 million increase in expenses primarily from our investments in additional sales and marketing training, expenses related to the launch of the Artisan Collection by Farmer Brothers™ and the new Farmer Brothers teas, higher startup costs associated with the increase in national account customers, higher expenses related to severance and storm-related losses in our Moonachie, Oklahoma City and Houston distribution centers.
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
Income from operations in fiscal 2013 was $0.4 million compared to loss from operations of $(21.8) million in fiscal 2012, primarily due to the improvement in gross profit.
Total other income (expense)
Total other expense in fiscal 2013 was $(9.7) million compared to $(5.1) million in fiscal 2012, primarily due to higher net losses on derivative instruments and investments of $(11.1) million in fiscal 2013 compared to $(6.2) million in fiscal 2012. Net losses on derivative instruments and investments were primarily due to net losses on coffee-related derivative instruments not designated as accounting hedges. Net losses on coffee-related derivative instruments in fiscal 2013 were $(11.3) million compared to $(7.3) million in fiscal 2012. The increase in net losses on coffee-related derivative instruments in fiscal 2013 compared to fiscal 2012 was due in large part to the increase in the number of futures contracts combined with a continued decline in green coffee commodity costs in fiscal 2013. There was a significant increase in the number of our coffee-related derivative instruments as of June 30, 2013 covering 49.6 million pounds of green coffee compared to 18.2 million pounds of green coffee covered as of June 30, 2012. The increase in the number of such contracts was primarily due to the increase in the number of our national account customers because a majority of the contracts are purchased for their accounts. Additionally, during the first three quarters of fiscal 2013, when none of our coffee-related derivative instruments was designated as an accounting hedge, we recognized in our consolidated statements of operations, the net unrealized and realized losses from the continuing decline in green coffee commodity prices below our locked-in prices as the derivative contracts were re-valued to their market prices. For the fiscal year ended June 30, 2013, we recognized $(0.4) million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
Income taxes
In fiscal 2013, we recorded an income tax benefit of $0.8 million compared to $0.3 million in fiscal 2012. Income tax benefit in fiscal 2013 was primarily attributable to the gain on postretirement benefits. Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740, "Tax Provisions" ("ASC 740"), when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the income tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the income tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal year ended June 30, 2013, we recorded income tax expense of $1.1 million in OCI related to the gain on postretirement benefits, and recorded a corresponding income tax benefit of $1.1 million in continuing operations.
Income tax benefit in fiscal 2012 was primarily attributable to the settlement of certain tax issues with the Internal Revenue Service and the State of California during our exam appeals.  In fiscal 2012, unrecognized tax benefits related to certain tax refunds were released and the resulting benefit was recorded.

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
Effective January 1, 2014, we corrected our presentation of "Net gains from sales of assets" previously presented within "Other, net" to a separate line item within "Income (loss) from operations" in order to comply with GAAP. In concert with this correction in presentation and to better reflect cash earnings of the Company as measured and evaluated by management, we began using the non-GAAP financial measure “Adjusted EBITDA,” defined as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, non-cash pension withdrawal expense and other similar non-cash expenses. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, we base certain of our forward-looking estimates on Adjusted EBITDA to facilitate quantification of planned business activities and enhance subsequent follow-up with comparisons of actual to planned Adjusted EBITDA. We define "Adjusted EBITDA Margin" as Adjusted EBITDA expressed as a percentage of net sales. Adjusted EBITDA and Adjusted EBITDA Margin as defined by us may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.
Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2014	2013	2012
Net income (loss), as reported(1)	$12,132	$(8,462)	$(26,576)
Income tax expense (benefit)	705	(825)	(347)
Interest expense	1,258	1,782	2,137
Depreciation and amortization expense	27,334	32,542	32,113
ESOP and share-based compensation expense	4,692	3,563	3,287
Impairment losses on goodwill and intangible assets	—	92	5,585
Pension withdrawal expense	—	—	4,568
Adjusted EBITDA(1)	$46,121	$28,692	$20,767
Adjusted EBITDA Margin	8.7%	5.6%	4.2%
 ______________
(1) Includes: (a) $3.8 million in net gains from sales of assets, primarily real estate, in fiscal 2014; (b) $4.5 million in net gains from sales of assets, primarily real estate, and $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2013; and (c) $14.2 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2012.

Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2014, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$10,036	$3,527	$4,111	$2,211	$187
Capital lease obligations(1)	10,441	4,205	5,134	1,048	54
Pension plan obligations	80,592	7,024	14,524	15,391	43,653
Postretirement benefits other than pension plans	14,286	939	2,155	2,657	8,535
Revolving credit facility	78	78	—	—	—
Purchase commitments(2)	43,448	43,448	—	—	—
Total contractual obligations	$158,881	$59,221	$25,924	$21,307	$52,429
 ______________
(1) Includes imputed interest of $1,260.
(2) Commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2014. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market value risk arising from changes in interest rates on our securities portfolio. Our portfolio of preferred securities has sometimes included investments in derivative instruments that provide a natural economic hedge of interest rate risk. We review the interest rate sensitivity of these securities and may enter into “short positions” in futures contracts on U.S. Treasury securities or hold put options on such futures contracts to reduce the impact of certain interest rate changes. Specifically, we attempt to manage the risk arising from changes in the general level of interest rates. We do not transact in futures contracts or put options for speculative purposes. The number and type of futures and options contracts entered into depends on, among other items, the specific maturity and issuer redemption provisions for each preferred stock held, the slope of the U.S. Treasury yield curve, the expected volatility of U.S. Treasury yields, and the costs of using futures and/or options.
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at June 30, 2014. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At June 30, 2014, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at June 30, 2014	Change in Market Value
Interest Rate Changes
–150 basis points	$23,511	$879
–100 basis points	$23,275	$643
Unchanged	$22,632	$—
+100 basis points	$21,774	$(858)
+150 basis points	$21,324	$(1,308)

The Loan Agreement for our revolving credit facility provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0% to PRIME + 0.50% or Adjusted Eurodollar Rate + 1.75% to Adjusted Eurodollar Rate + 2.25%.
As of June 30, 2014, we had outstanding borrowings of $0.1 million, utilized $10.1 million of the letters of credit sublimit, and had excess availability under the credit facility of $59.7 million. The weighted average interest rate on our outstanding borrowings under the credit facility at June 30, 2014 was 1.76%.
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction was intended to manage our interest rate risk related to our borrowings under the revolving credit facility and required us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. We terminated the swap transaction on March 5, 2014. As of June 30, 2014, we had no interest rate swap transactions in place. As of June 30, 2013, the fair value of the interest rate swap included in "Other current liabilities" was $25,000. We did not designate our interest rate swap as an accounting hedge and recorded the gain or loss from changes in fair value of the interest rate swap in "Other, net" in our consolidated statement of operations. In fiscal 2014 and 2013, we recorded a loss of $5,000 and $25,000, respectively, for the change in fair value of our interest rate swap. No such gains or losses were recorded in fiscal 2012.
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

We purchase exchange-traded coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases, typically three months in advance of the delivery date. These derivative instruments also may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 to 24 months or longer in the future. Prior to April 1, 2013, none of our derivative instruments was designated as an accounting hedge. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivative instruments as accounting hedges in order to reduce the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods.
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. Beginning in the fourth quarter of fiscal 2013, the effective portion of the change in fair value of the derivative instrument is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the fiscal years ended June 30, 2014 and 2013 we reclassified $1.2 million and $0.1 million, respectively, in net gains into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative intruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the fiscal year ended June 30, 2014 and 2013, we recognized $0.3 million and $0.4 million, respectively, in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship the changes in fair value are reported in “Other, net.”
For the fiscal years ended June 30, 2014, 2013 and 2012, we recorded gains (losses) from coffee-related derivative instruments not designated as accounting hedges in "Other, net" in the amounts of $2.7 million, $(11.3) million and $(7.3) million, respectively (see Note 2 of the Notes to Consolidated Financial Statements).
The following table summarizes the potential impact as of June 30, 2014 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$37	$(37)	$3,485	$(3,485)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2014. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Farmer Bros. Co.
Torrance, California

We have audited the accompanying consolidated balance sheet of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2014 and the related consolidated statements of operations, comprehensive income(loss), stockholders' equity, and cash flows for the year ended June 30, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmer Bros. Co. and subsidiaries as of June 30, 2014, and the results of their operations and their cash flows for the year ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 15, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

September 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Farmer Bros. Co. and Subsidiaries as of June 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farmer Bros. Co. and Subsidiaries at June 30, 2013, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
October 9, 2013

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$11,993	$2,678
Restricted cash	—	8,084
Short-term investments	22,632	20,546
Accounts and notes receivable, net of allowance for doubtful accounts of $651 and $1,115, respectively	42,230	43,922
Inventories	71,044	60,867
Income tax receivable	228	409
Short-term derivative assets	5,153	—
Prepaid expenses	4,180	3,243
Total current assets	157,460	139,749
Property, plant and equipment, net	95,641	92,159
Intangible assets, net	5,628	6,277
Other assets	7,034	5,484
Deferred income taxes	414	467
Total assets	$266,177	$244,136
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,336	$27,740
Accrued payroll expenses	22,190	19,757
Short-term borrowings under revolving credit facility	78	9,654
Short-term obligations under capital leases	3,779	3,409
Short-term derivative liabilities	—	9,896
Deferred income taxes	1,169	923
Other current liabilities	5,318	5,171
Total current liabilities	76,870	76,550
Long-term borrowings under revolving credit facility	—	10,000
Long-term derivative liabilities	—	1,129
Accrued postretirement benefits	19,970	16,076
Other long-term liabilities—capital leases	5,924	8,759
Accrued pension liabilities	40,256	43,800
Accrued workers’ compensation liabilities	7,604	5,132
Deferred income taxes	689	852
Total liabilities	$151,313	$162,298
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,562,450 and 16,454,422 issued and outstanding at June 30, 2014 and 2013, respectively	16,562	16,454
Additional paid-in capital	35,917	34,654
Retained earnings	106,212	94,080
Unearned ESOP shares	(16,035)	(20,836)
Accumulated other comprehensive loss	(27,792)	(42,514)
Total stockholders’ equity	$114,864	$81,838
Total liabilities and stockholders’ equity	$266,177	$244,136
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended June 30,
	2014	2013	2012
Net sales	$528,380	$513,869	$498,701
Cost of goods sold	332,466	328,693	332,309
Gross profit	195,914	185,176	166,392
Selling expenses	155,088	157,033	149,209
General and administrative expenses	35,724	32,146	29,144
Net gains from sales of assets	(3,814)	(4,467)	(268)
Impairment losses on goodwill and intangible assets	—	92	5,585
Pension withdrawal expense	—	—	4,568
Operating expenses	186,998	184,804	188,238
Income (loss) from operations	8,916	372	(21,846)
Other income (expense):
Dividend income	1,073	1,103	1,231
Interest income	429	452	214
Interest expense	(1,258)	(1,782)	(2,137)
Other, net	3,677	(9,432)	(4,385)
Total other income (expense)	3,921	(9,659)	(5,077)
Income (loss) before taxes	12,837	(9,287)	(26,923)
Income tax expense (benefit)	705	(825)	(347)
Net income (loss)	$12,132	$(8,462)	$(26,576)
Net income (loss) per common share—basic	$0.76	$(0.54)	$(1.72)
Net income (loss) per common share—diluted	$0.76	$(0.54)	$(1.72)
Weighted average common shares outstanding—basic	15,909,631	15,604,452	15,492,314
Weighted average common shares outstanding—diluted	16,014,587	15,604,452	15,492,314

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2014	2013	2012
Net income (loss)	$12,132	$(8,462)	$(26,576)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	18,685	(7,866)	—
Gains on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	(1,161)	(55)	—
Change in the funded status of retiree benefit obligations	(2,802)	10,969	(26,574)
Income tax expense	—	(1,066)	—
Total comprehensive income (loss), net of tax	$26,854	$(6,480)	$(53,150)

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$12,132	$(8,462)	$(26,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,334	32,542	32,113
Provision for (recovery of) doubtful accounts	80	(757)	(980)
Deferred income taxes	137	74	(78)
Impairment losses on goodwill and intangible assets	—	92	5,585
Net gains from sales of assets	(3,814)	(4,467)	(268)
ESOP and share-based compensation expense	4,692	3,563	3,287
Net (gains) losses on derivative instruments and investments	(4,276)	11,132	6,175
Change in operating assets and liabilities:
Restricted cash	8,084	(6,472)	(1,153)
Purchases of trading securities held for investment	(5,915)	(9,049)	(13,576)
Proceeds from sales of trading securities held for investment	4,290	7,633	18,267
Accounts and notes receivable	2,248	(2,429)	3,745
Inventories	(14,439)	5,115	13,236
Income tax receivable	181	353	(314)
Derivative assets, net	3,932	—	—
Prepaid expenses and other assets	(661)	(156)	(860)
Accounts payable	17,526	1,773	(13,441)
Accrued payroll expenses and other current liabilities	2,574	(8,785)	(4,239)
Accrued postretirement benefits	(1,905)	(6,451)	3,530
Other long-term liabilities	695	6,678	(6,320)
Net cash provided by operating activities	$52,895	$21,927	$18,133
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,267)	(15,894)	(17,498)
Proceeds from sales of property, plant and equipment	4,536	5,666	3,037
Net cash used in investing activities	$(20,731)	$(10,228)	$(14,461)
Cash flows from financing activities:
Proceeds from revolving credit facility	44,806	43,990	17,250
Repayments on revolving credit facility	(65,454)	(54,761)	(21,200)
Payments of capital lease obligations	(3,681)	(3,359)	(1,897)
Proceeds from stock option exercises	1,480	1,203	—
Net cash used in financing activities	$(22,849)	$(12,927)	$(5,847)
Net increase (decrease) in cash and cash equivalents	$9,315	$(1,228)	$(2,175)
Cash and cash equivalents at beginning of year	2,678	3,906	6,081
Cash and cash equivalents at end of year	$11,993	$2,678	$3,906

(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	Year Ended June 30,
	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,258	$1,783	$2,123
Cash paid for income taxes	$361	$370	$317
Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital leases	$1,217	$626	$9,508
Net change in derivative assets and liabilities included in other comprehensive income	$17,524	$(7,921)	$—
Non-cash additions to equipment	$142	$—	$—

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2011	16,186,372	$16,186	$36,470	$129,118	$(30,437)	$(17,922)	$133,415
Net loss	—	—	—	(26,576)	—	—	(26,576)
Change in the funded status of retiree benefit obligations, net of tax of $0	—	—	—	—	—	(26,574)	(26,574)
ESOP compensation expense, including reclassifications	—	—	(3,327)	—	4,800	—	1,473
Share-based compensation	122,487	123	1,691	—	—	—	1,814
Balance at June 30, 2012	16,308,859	$16,309	$34,834	$102,542	$(25,637)	$(44,496)	$83,552
Net loss	—	—	—	(8,462)	—	—	(8,462)
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold	—	—	—	—	—	(7,921)	(7,921)
Change in the funded status of retiree benefit obligations, net of tax of $1,066	—	—	—	—	—	9,903	9,903
ESOP compensation expense, including reclassifications	—	—	(2,738)	—	4,801	—	2,063
Share-based compensation	28,081	28	1,472	—	—	—	1,500
Stock option exercises	117,482	117	1,086	—	—	—	1,203
Balance at June 30, 2013	16,454,422	$16,454	$34,654	$94,080	$(20,836)	$(42,514)	$81,838
Net income	—	—	—	12,132	—	—	12,132
Unrealized gains on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold	—	—	—	—	—	17,524	17,524
Change in the funded status of retiree benefit obligations, net of tax of $0	—	—	—	—	—	(2,802)	(2,802)
ESOP compensation expense, including reclassifications	—	—	(1,475)	—	4,801	—	3,326
Share-based compensation	(4,936)	(5)	1,371	—	—	—	1,366
Stock option exercises	112,964	113	1,367	—	—	—	1,480
Balance at June 30, 2014	16,562,450	$16,562	$35,917	$106,212	$(16,035)	$(27,792)	$114,864

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
The Company serves its customers from six distribution centers and its distribution trucks are replenished from 111 branch warehouses located throughout the contiguous United States. The Company operates its own trucking fleet to support its long-haul distribution requirements. A portion of the Company’s products is distributed by third parties or is direct shipped via common carrier.
Since 2007, Farmer Bros. has achieved growth primarily through the acquisition in 2007 of Coffee Bean Holding Co., Inc., a Delaware corporation ("CBH"), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee manufacturer and wholesaler, and the acquisition in 2009 from Sara Lee Corporation (“Sara Lee”) of certain assets used in connection with its DSD coffee business in the United States (the “DSD Coffee Business”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, CBH and CBI. All inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from those estimates.
Corrections to Previously Issued Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended June 30, 2013 the Company identified certain errors in the consolidated statements of operations and consolidated statements of cash flows. Accordingly, the Company has corrected the accompanying consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended June 30, 2013 and 2012 and the unaudited quarterly financial data for each of the quarters in the year ended June 30, 2013 and for the first three quarters in the year ended June 30, 2014 in order to comply with GAAP (see Note 17).
The corrections to the consolidated statements of operations include:

1.	reclassification of fuel surcharges billed to customers previously netted against the Company's fuel expenses in "Selling expenses" to "Net sales";

2.	reclassification of certain labor and overhead expenses previously included in "Selling expenses" and "General and administrative expenses" to "Cost of goods sold"; and

3.	reclassification of “Net gains from sales of assets” previously presented within "Other, net" to a separate line item within "Income (loss) from operations.”

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The corrections to the consolidated statements of cash flows include:

1.
presentation of purchases of and proceeds from sales of trading securities held for investment on a gross basis instead of on a net basis as previously presented within the presentation of cash flows from operating activities; and

2.
reclassification of an increase in the Company's derivative liabilities previously presented as a reduction in the net activity in "Short-term investments" to a change in "Accrued payroll expenses and other current liabilities" within the presentation of cash flows from operating activities.

These errors had no impact on the amounts previously reported in the Company's consolidated balance sheets. Management has evaluated the materiality of these errors quantitatively and qualitatively, including the impact of the errors on gross profit, (loss) income from operations and cash flows activities, and has concluded that the corrections of these errors are immaterial to the consolidated financial statements as a whole.
The accompanying consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended June 30, 2013 and 2012 have been corrected for the errors described above. The following tables present the impact of these corrections:

Consolidated Statement of Operations Data	Year Ended June 30, 2013
(In thousands)	As Previously Reported	Adjustments	As Corrected
Net sales	$509,964	$3,905	$513,869
Cost of goods sold	318,825	9,868	328,693
Gross profit	191,139	(5,963)	185,176
Selling expenses	158,079	(1,046)	157,033
General and administrative expenses	37,063	(4,917)	32,146
Net gains from sales of assets	—	(4,467)	(4,467)
Impairment losses on intangible assets	92	—	92
Operating expenses	195,234	(10,430)	184,804
(Loss) income from operations	(4,095)	4,467	372
Other income (expense):
Dividend income	1,103	—	1,103
Interest income	452	—	452
Interest expense	(1,782)	—	(1,782)
Other, net	(4,965)	(4,467)	(9,432)
Total other expense	(5,192)	(4,467)	(9,659)
Loss before taxes	(9,287)	—	(9,287)
Income tax benefit	(825)	—	(825)
Net loss	$(8,462)	$—	$(8,462)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Consolidated Statement of Operations Data	Year Ended June 30, 2012
(In thousands)	As Previously Reported	Adjustments	As Corrected
Net sales	$495,442	$3,259	$498,701
Cost of goods sold	322,540	9,769	332,309
Gross profit	172,902	(6,510)	166,392
Selling expenses	150,641	(1,432)	149,209
General and administrative expenses	34,222	(5,078)	29,144
Net gains from sales of assets	—	(268)	(268)
Impairment losses on goodwill and intangible assets	5,585	—	5,585
Pension withdrawal expense	4,568	—	4,568
Operating expenses	195,016	(6,778)	188,238
(Loss) income from operations	(22,114)	268	(21,846)
Other income (expense):
Dividend income	1,231	—	1,231
Interest income	214	—	214
Interest expense	(2,137)	—	(2,137)
Other, net	(4,117)	(268)	(4,385)
Total other expense	(4,809)	(268)	(5,077)
Loss before taxes	(26,923)	—	(26,923)
Income tax benefit	(347)	—	(347)
Net loss	$(26,576)	$—	$(26,576)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Cash Flows From Operating Activities	Year Ended June 30, 2013
(In thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net loss	$(8,462)	$—	$(8,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,542	—	32,542
Recovery of doubtful accounts	(757)	—	(757)
Deferred income taxes	74	—	74
Impairment losses on intangible assets	92	—	92
Net gains from sales of assets	(4,467)	—	(4,467)
ESOP and share-based compensation expense	3,563	—	3,563
Net losses on derivative instruments and investments	11,132	—	11,132
Change in operating assets and liabilities:
Restricted cash	(6,472)	—	(6,472)
Purchases of trading securities held for investment	—	(9,049)	(9,049)
Proceeds from sales of trading securities held for investment	—	7,633	7,633
Short-term investments	(11,942)	11,942	—
Accounts and notes receivable	(2,429)	—	(2,429)
Inventories	5,115	—	5,115
Income tax receivable	353	—	353
Prepaid expenses and other assets	(156)	—	(156)
Accounts payable	1,773	—	1,773
Accrued payroll expenses and other current liabilities	1,741	(10,526)	(8,785)
Accrued postretirement benefits	(6,451)	—	(6,451)
Other long-term liabilities	6,678	—	6,678
Net cash provided by operating activities	$21,927	$—	$21,927

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Cash Flows From Operating Activities	Year Ended June 30, 2012
(In thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net loss	$(26,576)	$—	$(26,576)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,113	—	32,113
Recovery of doubtful accounts	(980)	—	(980)
Deferred income taxes	(78)	—	(78)
Impairment losses on goodwill and intangible assets	5,585	—	5,585
Net gains from sales of assets	(268)	—	(268)
ESOP and share-based compensation expense	3,287	—	3,287
Net losses on derivative instruments and investments	6,175	—	6,175
Change in operating assets and liabilities:
Restricted cash	(1,153)	—	(1,153)
Purchases of trading securities held for investment	—	(13,576)	(13,576)
Proceeds from sales of trading securities held for investment	—	18,267	18,267
Short-term investments	(1,497)	1,497	—
Accounts and notes receivable	3,745	—	3,745
Inventories	13,236	—	13,236
Income tax receivable	(314)	—	(314)
Prepaid expenses and other assets	(860)	—	(860)
Accounts payable	(13,441)	—	(13,441)
Accrued payroll expenses and other current liabilities	1,949	(6,188)	(4,239)
Accrued postretirement benefits	3,530	—	3,530
Other long-term liabilities	(6,320)	—	(6,320)
Net cash provided by operating activities	$18,133	$—	$18,133

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Cash Equivalents
The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Fair values of cash equivalents approximate cost due to the short period of time to maturity.
Investments
The Company’s investments consist of money market instruments, marketable debt, equity and hybrid securities. Investments are held for trading purposes and stated at fair value. The cost of investments sold is determined on the specific identification method. Dividend and interest income are accrued as earned.

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

The accounting for the changes in fair value of the Company's derivative instruments can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in a qualifying hedging relationship	Hedge accounting
All other derivative instruments	Mark-to-market accounting

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

Prior to April 1, 2013, the Company had no derivative instruments that were designated as accounting hedges. Beginning April 1, 2013, the Company implemented procedures following the guidelines of Accounting Standards Codification (“ASC”)
815, "Derivatives and Hedging" ("ASC 815"), to enable it to account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at inception and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued for that derivative, and future changes in the fair value of that derivative are recognized in “Other, net.”

For commodity derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”

The following gains and losses on derivative instruments are netted together and reported in “Other, net” in the Company's consolidated statement of operations:

•	Gains and losses on all derivative instruments that are not designated as cash flow hedges and for which the normal purchases and normal sales exception has not been elected; and

•	The ineffective portion of unrealized gains and losses on derivative instruments that are designated as cash flow hedges.
The fair value of derivative instruments is based upon broker quotes. At June 30, 2014 approximately 98% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 2). At June 30, 2013, approximately 89% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 2).

Concentration of Credit Risk
At June 30, 2014, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), short-term investments, investments in the preferred stocks of other companies, derivative instruments and trade receivables. Cash equivalents and short-term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2013, the Company had $8.1 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments due to a net loss position in such accounts. At June 30, 2014, as the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts. Due to improved collections of outstanding accounts receivable, in fiscal 2013, the Company decreased the allowance for doubtful accounts by $0.8 million, however, in fiscal 2014, the Company increased the allowance for doubtful accounts by $0.1 million.
Inventories
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on a last in, first out (“LIFO”) basis, and coffee brewing equipment parts on a first in, first out (“FIFO”) basis. The Company regularly evaluates these inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements for the years ended June 30, 2014, 2013 and 2012 are $25.9 million, $25.6 million and $24.9 million, respectively. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the fiscal years ended June 30, 2014, 2013 and 2012 was $10.9 million, $12.8 million and $12.2 million, respectively. The Company capitalized coffee brewing equipment in the amounts of $13.6 million and $9.3 million in fiscal 2014 and 2013, respectively.
Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Estimating the Company’s tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. The Company makes certain estimates and judgments to determine tax expense for financial statement purposes as they evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in the timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to the Company’s tax provision in future periods. Each fiscal quarter the Company re-evaluates its tax provision and reconsiders its estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
Revenue Recognition
Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s route sales representatives. Revenue is recognized at the time the Company’s route sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co–packing agreement. The Company recognizes revenue from the co-packing arrangement for the sale of tea on a net basis, net of direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of June 30, 2014 and 2013, the Company had $0.5 million and $0.3 million, respectively, of receivables relating to this arrangement which are included in "Other receivables" (see Note 5).
Net Income (Loss) Per Common Share
Net income (loss) per share (“EPS”) represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP") (see Note 11). Diluted EPS represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income (loss) attributable to nonvested restricted stockholders is excluded from net income (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the year ended June 30, 2014 includes the dilutive effect of 104,956 shares but excludes the dilutive effect of 22,441 shares, issuable under stock options because their inclusion would be anti-dilutive. Computation of EPS for the years ended June 30, 2013 and 2012 does not include the dilutive effect of 557,427 and 667,235 shares, respectively, issuable under stock options since their inclusion would be anti-dilutive. Accordingly, the consolidated financial statements present only basic net loss per common share for the years ended June 30, 2013 and 2012 (see Note 15).
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
Employee Stock Ownership Plan
Compensation cost for the ESOP is based on the fair market value of shares released or deemed to be released for the period. Dividends on allocated shares retain the character of true dividends, but dividends on unallocated shares are considered compensation cost. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company’s note receivable. The contra account will change as compensation expense is recognized.
Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company performs its annual impairment test of goodwill and/or other indefinite-lived intangible assets as of June 30. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values.
In its annual test of impairment in the fourth quarter of fiscal 2014, the Company determined that the book value of trademarks acquired in connection with the CBI acquisition and DSD Coffee Business acquisition was lower than the present value of the estimated future cash flows and concluded that the trademarks were not impaired.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

inputs within the fair value hierarchy. Inputs to the guideline public company analysis included valuation multiples of publicly traded companies similar to CBI, which are Level 2 inputs within the fair value hierarchy.
As a result of these impairment tests, the Company determined that the Company's trademarks acquired in connection with the CBI acquisition were impaired and that the carrying value of all of the assets of CBI excluding goodwill exceeded their estimated fair values resulting in an implied fair value of zero for CBI's goodwill. Accordingly, in the fourth quarter of fiscal 2012, the Company recorded total impairment charges of $5.6 million including $5.1 million in impairment losses on goodwill, which was included in operating expenses. As of June 30, 2012, goodwill was written down to zero.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the fiscal years ended June 30, 2014 and 2013.
Shipping and Handling Costs
The Company distributes its products directly to its customers. Shipping and handling costs incurred through outside carriers are recorded as a component of the Company's selling expenses and were $8.4 million, $7.3 million and $6.6 million, respectively, in the years ended June 30, 2014, 2013 and 2012.
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend to 2017. At June 30, 2014, approximately 36% of the Company's workforce was covered by such agreements.
Self-Insurance
The Company is self-insured for workers’ compensation insurance subject to specific retention levels and uses historical analysis to determine and record the estimates of expected future expenses resulting from workers’ compensation claims. The estimated outstanding losses are the accrued cost of unpaid claims. The estimated outstanding losses, including allocated loss adjustment expenses (“ALAE”), include case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The analysis does not include estimating a provision for unallocated loss adjustment expenses.
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims was $9.6 million and $9.9 million, respectively, and the estimated recovery from reinsurance was $1.2 million and $1.6 million, respectively, as of June 30, 2014 and 2013. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively. The estimated insurance receivable is included in "Other assets" on the Company's consolidated balance sheets.
In May 2011, the Company did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers' compensation liability. As a result, the Company was required to post a $5.9 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans. At June 30, 2014, this letter of credit continues to serve as a security deposit and has been increased to $6.5 million.
The estimated liability related to the Company's self-insured group medical insurance at June 30, 2014 and 2013 was $0.8 million and $1.1 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company retains the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $0.4 million and $0.5 million at June 30, 2014 and 2013, respectively.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in "Other current liabilities."
Recently Adopted Accounting Standards

None.
New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”). ASU 2014-9 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of assessing the impact of the adoption of ASU 2014-9 on its consolidated financial statements.

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

Note 2. Derivative Instruments

Derivative Instruments Held
Coffee-Related Derivative Instruments

The Company is exposed to commodity price risk associated with its PTF green coffee purchase contracts, which are described further in Note 1. The Company utilizes futures contracts and options to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk, in some instances, as much as 24 months or more prior to the actual delivery date. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2014 and 2013:

	June 30,
(In thousands)	2014	2013
Derivative instruments designated as cash flow hedges:
Long coffee pounds	19,387	44,025
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	374	5,529
Total	19,761	49,554

Cash flow hedge contracts outstanding as of June 30, 2014 will expire within 18 months.
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
Fair values of derivative instruments on the consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$5,474	$—	$—	$4
Long-term derivative assets(1):
Coffee-related derivative instruments	$862	$—	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$252	$9,331	$69	$565
Other current liabilities:
Interest rate swap	$—	$—	$—	$25
Long-term derivative liabilities:
Coffee-related derivative instruments	$—	$1,129	$—	$—
________________
(1) Included in "Other assets" on the consolidated balance sheets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Statements of Operations

The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "Cost of goods sold," AOCI and "Other, net":

	Year Ended June 30,		Financial Statement Classification
(In thousands)	2014	2013
Net gains recognized in earnings (effective portion)	$1,161	$55	Costs of goods sold
Net gains (losses) recognized in other comprehensive income (loss) (effective portion)	$17,524	$(7,921)	AOCI
Net losses recognized in earnings (ineffective portion)	$(259)	$(447)	Other, net

For the years ended June 30, 2014 and 2013, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges. In the year ended June 30, 2012, none of the Company's coffee-related derivative instruments was designated as an accounting hedge.
Gains and losses on derivative instruments not designated as accounting hedges are included in "Other, net" in the Company's consolidated statements of operations and in "Net (gains) losses on derivative instruments and investments" in the Company's consolidated statements of cash flows.
Net gains and losses recorded in "Other, net" are as follows:

	Year Ended June 30,
(In thousands)	2014	2013	2012
Net gains (losses) from coffee-related derivative instruments	$2,655	$(11,337)	$(7,329)
Net gains on investments	464	230	1,154
Net losses on interest rate swap	(5)	(25)	—
Net gains (losses) on derivative instruments and investments(1)	3,114	(11,132)	(6,175)
Other gains, net	563	1,700	1,790
Other, net	$3,677	$(9,432)	$(4,385)
___________
(1) Excludes net losses on coffee-related derivative instruments recorded in cost of goods sold in the years ended 2014 and 2013.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following tables present the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash margins on deposit with each of its counterparties as of the reporting dates indicated:

(In thousands)
Counterparty A		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
June 30, 2014	Derivative Assets	$6,336	$(321)	$—	$6,015
	Derivative Liabilities	$321	$(321)	$—	$—
June 30, 2013	Derivative Assets	$4	$(4)	$—	$—
	Derivative Liabilities	$11,025	$(4)	$8,084	$2,937

(In thousands)
Counterparty B		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
June 30, 2014	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$—	$—	$—	$—
June 30, 2013	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$25	$—	$—	$25
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2013, the Company had $8.1 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments. At June 30, 2014, as the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.

Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2014, $8.8 million of net gains are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2014. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Note 3. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Year Ended June 30,
(In thousands)	2014	2013	2012
Total gains recognized from trading securities held for investment	$464	$230	$1,154
Less: Realized gains from sales of trading securities held for investment	116	499	1,475
Unrealized gains (losses) from trading securities held for investment	$348	$(269)	$(321)

Note 4. Fair Value Measurements
The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Inputs include quoted prices for similar instruments in active markets, and quoted prices for similar instruments in markets that are not active. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument, or can otherwise be derived from or supported by observable market data in the marketplace.

•
Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate.  These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2014
Preferred stock(1)	$22,632	$18,025	$4,607	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$5,153	$5,153	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$862	$862	$—	$—

June 30, 2013	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$20,542	$15,738	$4,804	$—
Futures, options and other derivative assets(1)	$4	$—	$4	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities	$10,460	$10,460	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities	$565	$565	$—	$—
Derivative liabilities — interest rate swap	$25	$—	$25	$—
____________________
(1) Included in "Short-term investments" on the consolidated balance sheets.
There were no significant transfers of securities between Level 1 and Level 2.
Note 5. Accounts and Notes Receivable, Net

	June 30,
(In thousands)	2014	2013
Trade receivables	$41,118	$43,965
Other receivables(1)	1,763	1,072
Allowance for doubtful accounts	(651)	(1,115)
Accounts and notes receivable, net	$42,230	$43,922
_____________
(1) Includes as of June 30, 2014 and June 30, 2013, $0.5 million and $0.3 million, respectively, of receivables relating to the co-packing arrangement for J.M. Smucker (see Note 1).
In fiscal 2013, due to improved collection of outstanding accounts receivable, the Company reduced its allowance for doubtful accounts by $0.8 million, however, in fiscal 2014, the Company increased the allowance for doubtful accounts by $0.1 million. In fiscal 2014, the Company reclassified $0.5 million of the allowance for doubtful long-term notes receivable to net with the corresponding notes receivable.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2011	$(2,852)
Recovery	980
Write-offs	—
Balance at June 30, 2012	$(1,872)
Recovery	757
Write-offs	—
Balance at June 30, 2013	$(1,115)
Provision	(80)
Reclassification to long-term	544
Write-offs	—
Balance at June 30, 2014	$(651)

Note 6. Inventories

	June 30,
(In thousands)	2014	2013
Coffee
Processed	$17,551	$12,553
Unprocessed	21,164	12,796
Total	$38,715	$25,349
Tea and culinary products
Processed	$22,381	$21,406
Unprocessed	4,598	4,194
Total	$26,979	$25,600
Coffee brewing equipment parts	$5,350	$9,918
Total inventories	$71,044	$60,867
In addition to product cost, inventory costs include expenditures such as labor and certain supply and overhead expenses incurred in bringing the inventory to its existing condition and location. The “Unprocessed” inventory values as stated in the above table represent the value of raw materials and the “Processed” inventory values represent all other products consisting primarily of finished goods.
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the LIFO basis and coffee brewing equipment parts on the FIFO basis. The Company regularly evaluates these inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Current cost of coffee, tea and culinary product inventories exceeds the LIFO cost by:

	June 30,
(In thousands)	2014	2013
Coffee	$23,223	$27,755
Tea and culinary products	8,235	7,757
Total	$31,458	$35,512
Inventories increased at the end of fiscal 2014 compared to fiscal 2013 and, therefore, no beneficial effect of liquidation of LIFO inventory quantities was recorded in cost of goods sold in fiscal 2014. The Company recorded $1.1 million and $14.2 million in beneficial effect of LIFO inventory liquidation in cost of goods sold in the fiscal years ended June 30, 2013 and 2012, respectively, which reduced net loss for the fiscal years ended June 30, 2013 and 2012 by $1.1 million and $14.2 million, respectively.

Note 7. Property, Plant and Equipment

	June 30,
(In thousands)	2014	2013
Buildings and facilities	$77,926	$77,807
Machinery and equipment	162,030	138,470
Equipment under capital leases	19,458	18,806
Capitalized software	18,878	17,993
Office furniture and equipment	15,049	15,610
	$293,341	$268,686
Accumulated depreciation	(206,819)	(185,718)
Land	9,119	9,191
Property, plant and equipment, net(1)	$95,641	$92,159
______________
(1) Includes in the years ended June 30, 2014 and 2013, expenditures for items that have not been placed in service in the amounts of $2.8 million and $3.1 million, respectively,
Capital leases consisted mainly of vehicle leases at June 30, 2014 and 2013.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $13.6 million and $9.3 million in fiscal 2014 and 2013, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $10.9 million, $12.8 million and $12.2 million in fiscal 2014, 2013 and 2012, respectively. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2014, 2013 and 2012 were $8.7 million, $7.6 million and $7.9 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 8. Goodwill and Intangible Assets
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past three fiscal years. All amortizable intangible assets are fully amortized.

	June 30, 2014		June 30, 2013
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$10,083	$(10,083)	$10,083	$(9,434)
Total amortized intangible assets	$10,083	$(10,083)	$10,083	$(9,434)
Unamortized intangible assets:
Tradenames with indefinite lives	$3,640	$—	$3,640	$—
Trademarks with indefinite lives	1,988	—	1,988	—
Total unamortized intangible assets	$5,628	$—	$5,628	$—
Total intangible assets	$15,711	$(10,083)	$15,711	$(9,434)

Aggregate amortization expense for the past three fiscal years (In thousands):
For the fiscal year ended June 30, 2014				$649
For the fiscal year ended June 30, 2013				$1,246
For the fiscal year ended June 30, 2012				$1,439

Following is a summary of changes in the carrying value of goodwill:

(In thousands)
Balance at June 30, 2011	$5,310
Reclassification	(165)
Impairment loss	(5,145)
Balance at June 30, 2012	$—

Note 9. Employee Benefit Plans
The Company provides pension plans for most full-time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. In addition, the Company contributes to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and eight multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, the Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. The Company also provides a postretirement death benefit to certain of its employees and retirees.
The Company is required to recognize the funded status of a benefit plan in its consolidated balance sheet. The Company is also required to recognize in other comprehensive income (loss) ("OCI") certain gains and losses that arise during the period but are deferred under pension accounting rules.
Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for the majority of its employees who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze,

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$126,205	$124,828	$3,946	$4,022	$2,056	$1,520
Service cost	—	—	—	59	401	418
Interest cost	5,545	5,550	171	176	92	69
Actuarial (gain) loss	7,069	1,333	153	(24)	81	56
Benefits paid	(5,683)	(5,506)	(279)	(287)	(11)	(7)
Projected benefit obligation at the end of the year	$133,136	$126,205	$3,991	$3,946	$2,619	$2,056
Change in plan assets
Fair value of plan assets at the beginning of the year	$88,097	$82,110	$3,063	$2,718	$1,248	$1,013
Actual return on plan assets	15,046	10,145	521	322	207	125
Employer contributions	966	1,348	130	310	185	117
Benefits paid	(5,683)	(5,506)	(279)	(287)	(11)	(7)
Fair value of plan assets at the end of the year	$98,426	$88,097	$3,435	$3,063	$1,629	$1,248
Funded status at end of year (underfunded) overfunded	$(34,710)	$(38,108)	$(556)	$(883)	$(990)	$(808)
Amounts recognized in consolidated balance sheets
Non-current liabilities	(34,710)	(38,108)	(556)	(883)	(990)	(808)
Total	$(34,710)	$(38,108)	$(556)	$(883)	$(990)	$(808)
Amounts recognized in consolidated statements of operations
Total net (gain) loss	$42,093	$44,841	$1,665	$1,878	$73	$108
Total accumulated OCI (not adjusted for applicable tax)	$42,093	$44,841	$1,665	$1,878	$73	$108
Weighted average assumptions used to determine benefit obligations
Discount rate	4.15%	4.50%	4.15%	4.50%	4.15%	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost
Service cost	$—	$—	$—	$59	$401	$418
Interest cost	5,545	5,550	171	176	92	69
Expected return on plan assets	(6,508)	(6,355)	(221)	(196)	(90)	(87)
Amortization of net (gain) loss	1,279	1,422	65	126	—	—
Amortization of prior service cost (credit)	—	—	—	19	—	—
Amount recognized due to special event (curtailment)	—	—	—	34	—	—
Net periodic benefit cost	$316	$617	$15	$218	$403	$400
Other changes recognized in OCI
Net (gain) loss	$(1,469)	$(2,456)	$(147)	$(150)	$(35)	$18
Prior service cost (credit)	—	—	—	—	—	—
Amortization of net gain (loss)	(1,279)	(1,422)	(65)	(126)	—	—
Amortization of prior service (cost) credit	—	—	—	(19)	—	—
Amount recognized due to special event (curtailment)	—	—	—	(34)	—	—
Total recognized in OCI	$(2,748)	$(3,878)	$(212)	$(329)	$(35)	$18
Total recognized in net periodic benefit cost and OCI	$(2,432)	$(3,261)	$(197)	$(111)	$368	$418
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.50%	4.55%	4.50%	4.55%	4.50%	4.55%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Basis Used to Determine Expected Long-term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the long-term capital market assumptions. The overall rate for each asset class was developed by combining a long-term inflation component and the associated expected real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, stock valuation models such as dividend discount models and earnigs yields' models, expected economic growth outlook and market yields analysis.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2014	2013	2014	2013	2014	2013
Comparison of obligations to plan assets
Projected benefit obligation	$133,136	$126,205	$3,991	$3,946	$2,619	$2,056
Accumulated benefit obligation	$133,136	$126,205	$3,991	$3,946	$2,619	$2,056
Fair value of plan assets at measurement date	$98,426	$88,097	$3,435	$3,063	$1,629	$1,248
Plan assets by category
Equity securities	$53,355	$58,681	$1,861	$2,059	$884	$811
Debt securities	35,035	24,822	1,223	843	579	375
Real estate	10,036	4,594	351	161	166	62
Total	$98,426	$88,097	$3,435	$3,063	$1,629	$1,248
Plan assets by category
Equity securities	54%	67%	54%	67%	54%	65%
Debt securities	36%	28%	36%	28%	36%	30%
Real estate	10%	5%	10%	5%	10%	5%
Total	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	June 30, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$98,426	$—	$98,426	$—
Brewmatic Plan	$3,435	$—	$3,435	$—
Hourly Employees’ Plan	$1,629	$—	$1,629	$—

	June 30, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$88,097	$—	$88,097	$—
Brewmatic Plan	$3,063	$—	$3,063	$—
Hourly Employees’ Plan	$1,248	$—	$1,248	$—

As of June 30, 2014, approximately 5.0% of the assets of the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were invested in pooled separate accounts ("PSA's") which invested mainly in commercial real estate and included mortgage loans which were backed by the associated properties. These underlying real estate investments are able to be redeemed at net asset value per share ("NAV"), and therefore, are considered Level 2 assets. The amounts and types of investments within plan assets did not change significantly from June 30, 2012.
The following is a reconciliation of asset balances with Level 3 input pricing:

(In thousands)	Beginning Balance at 7/1/2012	Total Gains	Settlements	Transfers	Ending Balance at 6/30/2013
Farmer Bros. Plan	$4,104	$—	$—	$(4,104)	$—
Brewmatic Plan	$136	$—	$—	$(136)	$—
Hourly Employees’ Plan	$66	$—	$—	$(66)	$—

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following is the target asset allocation for the Company's single employer pension plans—Farmer Bros. Plan, Brewmatic Plan and Hourly Employees' Plan—for fiscal 2015:

Fiscal 2015
U.S. large cap equity securities	29.9%
U.S. small cap equity securities	7.6%
International equity securities	12.5%
Debt securities	40.0%
Real estate	10.0%
Total	100.0%
Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2015, the Company expects to recognize as a component of net periodic benefit (credit) cost $(0.4) million for the Farmer Bros. Plan, $(17,000) for the Brewmatic Plan, and $0.4 million for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2015, the Company expects to contribute $1.9 million to the Farmer Bros. Plan, $0.2 million to the Brewmatic Plan, and $0.5 million to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from single employer pension plans.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2015	$6,350	$280	$47
June 30, 2016	$6,490	$280	$62
June 30, 2017	$6,650	$270	$78
June 30, 2018	$6,880	$280	$97
June 30, 2019	$7,050	$280	$110
June 30, 2020 to June 30, 2024	$38,860	$1,290	$890
These amounts are based on current data and assumptions and reflect expected future service, as appropriate.
Multiemployer Pension Plans
The Company participates in two multiemployer defined benefit pension plans that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements, of which the Western Conference of Teamsters Pension Plan (“WCTPP”) is individually significant. The Company makes contributions to these plans generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.
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
The Company's participation in WCTPP is outlined in the table below. The Pension Protection Act (“PPA”) Zone Status available in the Company's fiscal year 2014 and fiscal year 2013 is for the plan's year ended December 31, 2013 and December 31, 2012, respectively. The zone status is based on information obtained from WCTPP and is certified by WCTPP's actuary. Among other factors, plans in the green zone are generally more than 80% funded. Based on WCTPP's annual report on Form 5500, WCTPP was 91.5% and 90.0% funded for its plan year beginning January 1, 2013 and 2012, respectively. The

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

“FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

Pension Plan	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreements

			July 1, 2013	July 1, 2012

Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	No	August 2014 to June 2017
Based upon the most recent information available from the trustees managing WCTPP, the Company's share of the unfunded vested benefit liability for the plan was estimated to be approximately $14.4 million if the withdrawal had occurred in calendar year 2013. These estimates were calculated by the trustees managing WCTPP. Although the Company believes the most recent plan data available from WCTPP was used in computing this 2013 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan's investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the Company and other employers in the plan, each of which could impact the ultimate withdrawal liability.
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

In fiscal 2012, the Company paid a final settlement of $0.3 million towards withdrawal from the Central States Pension Fund that was part of the DSD Coffee Business acquisition and recorded the charge as "Pension withdrawal expense." In addition, in fiscal 2012, the Company withdrew from the Labor Management Pension Fund and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established. Upon withdrawal, the employees covered under this multiemployer pension plan were included in the Company's 401(k) plan (the “401(k) Plan”). The $4.3 million estimated withdrawal charge is included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2012 as “Pension withdrawal expense,” with the short-term and long-term portions reflected in current and long-term liabilities, respectively, on the Company's consolidated balance sheets at June 30, 2014 and June 30, 2013. As of June 30, 2014, a final determination of liability has not been made by the pension plan administrator and installment payments have not commenced.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company contributions to the multiemployer pension plans:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans(4)
Year Ended:
June 30, 2014	$3,153	$34
June 30, 2013	$3,064	$37
June 30, 2012	$3,048	$113
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's most recent annual report on Form 5500 for the calendar year ended December 31, 2013.

(3)
The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.

(4)	Includes a plan that is not individually significant.
The Company expects to contribute an aggregate of $3.3 million towards multiemployer pension plans in fiscal 2015.
Multiemployer Plans Other Than Pension Plans
The Company participates in eight defined contribution multiemployer plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before September 30, 2017. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2014, 2013 and 2012 were $6.6 million, $5.8 million and $5.8 million, respectively. The Company expects to contribute an aggregate of $7.2 million towards multiemployer plans other than pension plans in fiscal 2015.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors. For the calendar years 2014, 2013 and 2012, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $1.3 million, $1.2 million and $1.4 million in operating expenses for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.
Postretirement Benefits
The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees ("Retiree Medical Plan"). The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan is unfunded, and its liability was calculated using an

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

assumed discount rate of 4.3% at June 30, 2014. The Company projects an initial medical trend rate of 8.0% in fiscal 2014, ultimately reducing to 4.5% in 10 years.
The Company also provides a postretirement death benefit ("Death Benefit") to certain of its employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other conditions related to the manner of employment termination and manner of death. The Company records the actuarially determined liability for the present value of the postretirement death benefit. The Company has purchased life insurance policies to fund the postretirement death benefit wherein the Company owns the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. The Company records an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.

Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the fiscal years ended June 30, 2014, 2013 and 2012. Net periodic postretirement benefit cost for fiscal 2014 was based on employee census information as of July 1, 2013 and asset information as of June 30, 2014.

	Year Ended June 30,
(In thousands)	2014	2013	2012
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$936	$1,972	$1,817
Interest cost	810	969	1,100
Expected return on plan assets	—	—	—
Amortization of net gain	(880)	7	(164)
Amortization of unrecognized transition (asset) obligation	—	—	—
Amortization of prior service cost (credit)	(1,757)	(1,757)	(1,757)
Net periodic postretirement benefit cost	$(891)	$1,191	$996
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

Amortization Schedule
Transition (Asset) Obligation: The transition (asset) obligations have been fully amortized.
Prior service cost (credit) ($ in thousands):

Date Established	Balance at July 1, 2013	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2014
January 1, 2008	$(1,423)	$230	6.2	—	$(1,193)
July 1, 2012	(16,054)	1,527	10.5	—	(14,527)
	$(17,477)	$1,757			$(15,720)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
	Retiree Medical Plan		Death Benefit
($ in thousands)	2014	2013	2014	2013
Amortization of Net (Gain) Loss:
Net (gain) loss as of July 1	$(8,006)	$(12,087)	$1,791	$1,850
Asset (gains) losses not yet recognized in market related value of assets	—	—	—	—
Net (gain) loss subject to amortization	(8,006)	(12,087)	1,791	1,850
Corridor (10% of greater of APBO or assets)	1,262	872	(826)	(798)
Net (gain) loss in excess of corridor	$(6,744)	$(11,215)	$965	$1,052
Amortization years	10.7	11.1	7.4	8.0
 The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
(In thousands)	2014	2013
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$16,701	$23,325
Service cost	936	1,972
Interest cost	810	969
Participant contributions	708	729
Actuarial (gains) losses	3,141	(8,520)
Benefits paid	(1,407)	(1,774)
Projected postretirement benefit obligation at end of year	$20,889	$16,701

	Year Ended June 30,
(In thousands)	2014	2013
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	699	1,045
Participant contributions	708	729
Benefits paid	(1,407)	(1,774)
Fair value of plan assets at end of year	—	—
Funded status of plan	$(20,889)	$(16,701)

	June 30,
(In thousands)	2014	2013
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Non-current assets	$—	$—
Current liabilities	(919)	(625)
Non-current liabilities	(19,970)	(16,076)
Total	$(20,889)	$(16,701)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
(In thousands)	2014	2013
Amounts Recognized in Accumulated OCI Consist of:
Net gain	$(6,216)	$(10,131)
Transition obligation	(15,720)	—
Prior service cost (credit)	—	(17,604)
Total accumulated OCI	$(21,936)	$(27,735)

	Year Ended June 30,
(In thousands)	2014	2013
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Unrecognized actuarial loss (gain)	$3,141	$(8,520)
Amortization of net loss	880	(7)
Amortization of prior service cost	1,757	1,757
Total recognized in OCI	5,778	(6,770)
Net periodic benefit (credit) cost	(891)	1,191
Total recognized in net periodic benefit cost and OCI	$4,887	$(5,579)
The estimated net gain and prior service credit that will be amortized from accumulated OCI into net periodic benefit cost in fiscal 2015 are $0.5 million and $1.8 million, respectively.

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2015	$939
June 30, 2016	$1,029
June 30, 2017	$1,126
June 30, 2018	$1,252
June 30, 2019	$1,405
June 30, 2020 to June 30, 2024	$8,535

Expected Contributions:
June 30, 2015	$939
Sensitivity in Fiscal 2015 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2015:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$220	$(183)
Effect on accumulated postretirement benefit obligation	$1,378	$(1,158)

Note 10. Bank Loan
On September 12, 2011, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) among the Company and Coffee Bean International, Inc. (“CBI”), as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association (“Wells Fargo”), as Agent.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

On January 9, 2012, the Loan Agreement was amended in connection with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), becoming an additional Lender thereunder. On March 18, 2013, the Loan Agreement was amended further ("Amendment No. 2") to amend the definition of "Maximum Credit" available thereunder to $75.0 million from $85.0 million. Pursuant to Amendment No. 2, Wells Fargo agreed to provide a commitment of $53.0 million and JPMorgan Chase agreed to provide a commitment of $22.0 million.
On February 28, 2014, the Company entered into Amendment No. 3 to the Loan Agreement, which, among other things, amended the definition of "Applicable Margin" set forth in the Loan Agreement to provide for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0% to PRIME + 0.50% or Adjusted Eurodollar Rate + 1.75% to Adjusted Eurodollar Rate + 2.25%.
The Loan Agreement provides for a senior secured revolving credit facility of up to $75.0 million, with a letter of credit sublimit of $20.0 million. The revolving credit facility provides for advances of 85% of eligible accounts receivable and 75% of eligible inventory (subject to a $60.0 million inventory loan limit), as defined.The Loan Agreement has an amendment fee of 0.375% and an unused line fee of 0.25%. Outstanding obligations under the Loan Agreement are collateralized by all of the Borrowers’ assets, including the Company’s preferred stock portfolio. The Loan Agreement expires on March 2, 2015. Management cannot provide assurances that the Company will be able to refinance any of its indebtedness under the credit facility on commercially reasonable terms or at all.
The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The Loan Agreement allows the Company to pay dividends, provided, among other things, certain liquidity requirements are met, the aggregate amount of all such payments in any fiscal year is not in excess of $7.0 million ($1.75 million in any fiscal quarter), and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The Loan Agreement allows the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or the Company’s assets, including the Company’s green coffee inventory.
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction was intended to manage the Company's interest rate risk related to its revolving credit facility and required the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. The Company terminated the swap transaction on March 5, 2014. As of June 30, 2013, the fair value of the interest rate swap included in "Other current liabilities" was $25,000. As of June 30, 2014, the Company had no interest rate swap transactions in place.
The Company had not designated its interest rate swap as an accounting hedge. The Company recorded the interest rate swap on its consolidated balance sheets at fair value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. In the fiscal year ended June 30, 2014 and 2013, respectively, the Company recorded a loss of $5,000 and $25,000 for the change in fair value of its interest rate swap. No such gains or losses were recorded in fiscal 2012 (see Note 2).
On June 30, 2014, the Company was eligible to borrow up to a total of $69.9 million under the credit facility. As of June 30, 2014, the Company had outstanding borrowings of $0.1 million, utilized $10.1 million of the letters of credit sublimit, and had excess availability under the credit facility of $59.7 million. At June 30, 2014, the weighted average interest rate on the Company's outstanding borrowings under the credit facility was 1.76%.
Note 11. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. The plan is a leveraged ESOP in which the Company is the lender. The loans will be repaid from the Company’s discretionary plan contributions over the original 15 year term with a variable rate of interest. The annual interest rate was 1.67% at June 30, 2014, which is updated on a quarterly basis.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	As of and for the years ended June 30,
	2014	2013	2012
Loan amount (in thousands)	$16,035	$20,836	$25,637
Shares purchased	—	—	—
Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
Historically, the Company used the dividends, if any, on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in fiscal 2014, 2013 and 2012.
The Company reports compensation expense equal to the fair market value of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from earnings per share calculations.
During the fiscal years ended June 30, 2014, 2013 and 2012, the Company charged $3.3 million, $2.1 million and $1.5 million to compensation expense related to the ESOP. The increase in ESOP expense in fiscal 2014 compared to the prior years was due to the increase in the fair market value of the Company's shares which determines the ESOP expense recorded. The difference between cost and fair market value of committed to be released shares, which was $0.3 million, $0.1 million and $0.1 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively, is recorded as additional paid-in capital.

	June 30,
	2014	2013
Allocated shares	1,943,882	1,885,060
Committed to be released shares	175,429	173,244
Unallocated shares	562,926	738,355
Total ESOP shares	2,682,237	2,796,659

(In thousands)
Fair value of ESOP shares	$57,963	$39,321
Note 12. Share-based Compensation
On December 5, 2013, the Company’s stockholders approved the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan”). The Amended Equity Plan is an amendment and restatement of, and successor to, the Farmer Bros. Co. 2007 Omnibus Plan (the "Omnibus Plan"), and, among other things, increases the number of shares of the Company’s common stock, par value $1.00 per share, authorized for issuance under the plan by 250,000 from 1,125,000 from 1,375,000. In addition, the Amended Equity Plan provides for the following material changes: limits the types of equity awards available to be granted under the Amended Equity Plan to options, performance-based options and restricted stock; limits participants in the Amended Equity Plan to directors, officers and other employees of the Company; limits the performance criteria that will be used to establish performance goals under the plan to (i) net sales or revenue; (ii) net income before tax and excluding gain or loss on sale of property, plant and equipment; and/or (iii) cash flow (including, but not limited to, operating cash flow and free cash flow); reduces the maximum number of shares of stock with respect to one or more awards that may be granted to any one participant during any calendar year from 250,000 to 75,000; requires that all options issued to employees include performance criteria or performance goals, unless issued in connection with the commencement of employment as an executive of the Company; provides for forfeiture of unvested awards upon termination of employment or termination of directorship, except as otherwise determined by the plan administrator; prohibits awards of restricted stock to employees except in connection with the commencement of employment as an executive of the Company; limits the value of restricted stock awards granted to any non-employee director to an amount not more than $30,000 annually; and prohibits delegation of administration of the plan to another committee or subcommittee of the Board, or authority to grant or amend awards to participants to a committee of one or more members of the Board or one or more officers of the Company.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Stock Options
The share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended June 30, 2014, 2013 and 2012 is based on awards ultimately expected to vest. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the stock options. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Non-qualified stock options with time-based vesting ("NQOs")
In fiscal 2014, the Company granted 1,927 shares issuable upon the exercise of NQOs with an exercise price of $18.68 per share to an eligible employee under the Omnibus Plan prior to its amendment and restatement which vest ratably over a three-year period.
Following are the weighted average assumptions used in the Black-Scholes valuation model for NQOs granted during the fiscal years ended June 30, 2014, 2013 and 2012:

	Year Ended June 30,
	2014	2013	2012
Weighted average fair value of NQOs	$9.17	$5.69	$4.42
Risk-free interest rate	1.7%	0.9%	1.1%
Dividend yield	—%	—%	—%
Average expected term	6 years	6 years	6 years
Expected stock price volatility	50.4%	49.5%	52.5%
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes NQO activity for the three most recent fiscal years:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2011	497,810	17.19	6.44	5.7	61
Granted	356,834	8.90	4.42	—	—
Cancelled/Forfeited	(187,409)	16.89	5.06	—	—
Outstanding at June 30, 2012	667,235	12.84	4.78	4.8	143
Granted	192,892	12.12	5.69	6.5	374
Exercised	(117,482)	10.24	5.23	—	336
Cancelled/Forfeited	(185,218)	13.83	5.92	—	—
Outstanding at June 30, 2013	557,427	12.81	5.44	5.1	1,620
Granted	1,927	18.68	9.17	6.4	—
Exercised	(112,964)	13.10	5.81	—	895
Cancelled/Forfeited	(33,936)	16.63	6.13	—	—
Outstanding at June 30, 2014	412,454	12.44	5.30	4.4	3,782
Vested and exercisable, June 30, 2014	244,656	13.67	5.46	3.7	1,967
Vested and expected to vest, June 30, 2014	402,440	12.48	5.30	4.3	3,700

The aggregate intrinsic values outstanding at the end of each period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $21.61 at June 30, 2014, $14.06 at June 28, 2013 and $7.96 at June 29, 2012, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all NQO holders exercised their awards that were in-the-money as of those dates.

Total fair value of NQOs vested during fiscal 2014, 2013 and 2012 was $0.7 million, $1.0 million and $1.2 million, respectively. The Company received $1.5 million and $1.2 million in proceeds from exercises of vested NQOs in fiscal 2014 and 2013, respectively.

Nonvested NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2011	322,869	15.02	6.50	1.7
Granted	356,834	8.90	4.42	6.6
Vested	(243,518)	13.00	5.85	—
Forfeited	(92,946)	12.54	5.80	—
Outstanding at June 30, 2012	343,239	10.76	4.20	6.3
Granted	192,892	12.12	5.69	6.5
Vested	(188,909)	11.56	5.33	—
Forfeited	(31,561)	13.82	5.92	—
Outstanding at June 30, 2013	315,661	10.80	5.12	6.1
Granted	1,927	18.68	9.17	6.4
Vested	(133,957)	11.02	5.21	—
Forfeited	(15,833)	11.48	5.49	—
Outstanding at June 30, 2014	167,798	10.65	5.06	5.3

As of June 30, 2014, 2013 and 2012, there was $0.7 million, $1.3 million and $1.3 million, respectively, of unrecognized compensation cost related to NQOs. Total compensation expense for NQOs was $0.6 million, $0.9 million and $1.2 million in fiscal 2014, 2013 and 2012, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting ("PNQs")
In the fiscal year ended June 30, 2014, the Company granted a total of 112,442 shares issuable upon the exercise of PNQs with a weighted average exercise price of $21.27 per share to eligible employees under the Amended Equity Plan. These PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ vesting on the first anniversary of the grant date based on the Company’s achievement of a modified net income target for the first fiscal year of the performance period as approved by the Compensation Committee, and the remaining two-thirds of the total number of shares subject to each PNQ vesting on the third anniversary of the grant date based on the Company’s achievement of a cumulative modified net income target for all three years during the performance period as approved by the Compensation Committee, in each case, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date. No PNQs were granted prior to fiscal 2014.
Following are the assumptions used in the Black-Scholes valuation model for PNQs granted during the fiscal year ended June 30, 2014:

Year Ended June 30,
2014
Weighted average fair value of PNQs	$10.49
Risk-free interest rate	1.8%
Dividend yield	—%
Average expected term	6 years
Expected stock price volatility	50.5%

The following table summarizes PNQ activity in fiscal 2014:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2013	—	—	—	—	—
Granted	112,442	21.27	10.49	6.5	—
Cancelled/Forfeited	—	—	—	—	—
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5	38
Vested and exercisable, June 30, 2014	—	—	—	—	—
Vested and expected to vest, June 30, 2014	99,727	21.28	10.49	6.5	33

The aggregate intrinsic values outstanding at the end of fiscal 2014 in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $21.61 at June 30, 2014 representing the last trading day of fiscal 2014, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

In the fiscal year ended June 30, 2014, the Company recognized $0.3 million in compensation expense for PNQs and as of June 30, 2014, there was approximately $0.9 million of unrecognized compensation cost related to PNQs.

As of June 30, 2014, the Company expects that it will achieve the performance targets set forth in the PNQ agreements.
Restricted Stock
During each of fiscal 2014, 2013 and 2012 the Company granted a total of 9,200 shares, 51,177 shares and 142,070 shares of restricted stock, respectively, with a weighted average grant date fair value of $20.48, $11.67 and $7.70 per share, respectively, to eligible employees, officers and directors. Shares of restricted stock generally vest at the end of three years for eligible employees and officers who are employees. No restricted stock was granted to executive officers in fiscal 2014. Shares of restricted stock generally vest ratably over a period of three years for directors.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expenses was $0.5 million, $0.6 million and $0.6 million, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. As of June 30, 2014, 2013 and 2012, there was approximately $0.6 million, $1.0 million and $1.3 million, respectively, of unrecognized compensation cost related to restricted stock.
The following table summarizes restricted stock activity:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2011	80,687	17.31	2.6	818
Granted	142,070	7.70	2.1	1,094
Exercised/Released	(27,227)	15.80	—	202
Cancelled/Forfeited	(19,583)	13.92	—	—
Outstanding June 30, 2012	175,947	10.16	1.9	1,401
Granted	51,177	11.67	—	597
Exercised/Released	(64,668)	11.27	—	832
Cancelled/Forfeited	(23,096)	12.21	—	—
Outstanding at June 30, 2013	139,360	9.87	1.9	1,959
Granted	9,200	20.48	—	188
Exercised/Released	(38,212)	11.59	—	820
Cancelled/Forfeited	(14,136)	9.38	—	—
Outstanding at June 30, 2014	96,212	10.27	1.5	2,079
Expected to vest, June 30, 2014	90,359	12.61	1.5	1,953
Aggregate intrinsic values outstanding at the end of fiscal 2014 in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $21.61 at June 30, 2014 representing the last trading day of fiscal 2014.

Note 13. Other Current Liabilities
Other current liabilities consist of the following:

	June 30,
(In thousands)	2014	2013
Accrued postretirement benefits	$919	$625
Accrued workers’ compensation liabilities	1,947	1,496
Short-term pension liabilities	347	347
Other (including net taxes payable)	2,105	2,703
Other current liabilities	$5,318	$5,171

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 14. Income Taxes
The current and deferred components of the provision for income taxes consist of the following:

	June 30,
(In thousands)	2014	2013	2012
Current:
Federal	$293	$(24)	$(385)
State	275	191	115
Total current income tax expense (benefit)	568	167	(270)
Deferred:
Federal	99	(819)	(63)
State	38	(173)	(14)
Total deferred income tax expense (benefit)	137	(992)	(77)
Income tax expense (benefit)	$705	$(825)	$(347)
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740, "Tax Provisions," when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the income tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the income tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal years ended June 30, 2014, 2013 and 2012, the Company recorded income tax expense of $0, $1.1 million and $0, respectively, in OCI related to the gain on postretirement benefits, and recorded a corresponding income tax benefit of $0, $1.1 million and $0, respectively, in continuing operations.
A reconciliation of income tax expense (benefit) to the federal statutory tax rate is as follows:

	June 30,
(In thousands)	2014	2013	2012
Statutory tax rate	34%	34%	34%
Income tax expense (benefit) at statutory rate	$4,365	$(3,158)	$(9,154)
State income tax expense (benefit), net of federal tax benefit	749	(223)	(1,023)
Valuation allowance	(4,292)	3,074	10,588
Change in contingency reserve (net)	(39)	(7)	(561)
Other (net)	(78)	(511)	(197)
Income tax expense (benefit)	$705	$(825)	$(347)
The primary components of the temporary differences which give rise to the Company’s net deferred tax liabilities are as follows:

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	June 30,
(In thousands)	2014	2013	2012
Deferred tax assets:
Postretirement benefits	$19,800	$26,014	$27,568
Accrued liabilities	6,156	4,477	3,958
Net operating loss carryforward	40,275	44,607	44,736
Intangible assets	1,126	694	919
Other	7,253	8,945	5,945
Total deferred tax assets	74,610	84,737	83,126
Deferred tax liabilities:
Fixed assets	(1,902)	(2,641)	(4,117)
Other	(1,538)	(882)	(794)
Total deferred tax liabilities	(3,440)	(3,523)	(4,911)
Valuation allowance	(72,613)	(82,522)	(79,448)
Net deferred tax liability	$(1,443)	$(1,308)	$(1,233)

The Company has approximately $102.9 million and $99.2 million of federal and state net operating loss carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2025, respectively. The Company has no federal or state capital loss carryforwards. Additionally, the Company has $0.8 million of federal business tax credits that begin expiring in June 30, 2025 and $2.5 million of charitable contribution carryforwards.

The Company has generated approximately $0.2 million of excess tax benefits related to stock compensation, the benefit of which will be recorded to additional paid in capital if and when realized.
At June 30, 2014, the Company had total deferred tax assets of $74.6 million and net deferred tax assets before valuation allowance of $71.2 million. In fiscal 2014, deferred tax assets decreased primarily due to the utilization of net operating losses to offset taxable income. Additionally, a cumulative loss in OCI related to coffee hedging, which previously represented a deferred tax asset, became a cumulative gain as of the end of the year which lowered the total net deferred tax assets. In fiscal 2013, deferred tax assets increased primarily due to net loss carryovers and a decrease in expected pension asset values related to a change in actuarial assumptions.
The Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making such assessment, significant weight was given to evidence that could be objectively verified, such as recent operating results, and less consideration was given to less objective indicators such as future earnings projections. After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company’s deferred tax assets as of June 30, 2014. Accordingly, a valuation allowance of $72.6 million has been recorded to offset this deferred tax asset. The valuation allowance decreased by $9.9 million in fiscal year ended June 30, 2014 and increased by $3.1 million, and $20.7 million, in the fiscal years ended June 30, 2013 and 2012, respectively.
A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits is as follows:

	Year Ended June 30,
(In thousands)	2014	2013	2012
Unrecognized tax benefits at beginning of year	$3,211	$3,211	$3,902
Increases in tax positions for prior years	(30)	—	—
Settlements	(3,181)	—	(691)
Unrecognized tax benefits at end of year	$—	$3,211	$3,211
At June 30, 2014 and 2013, the Company has approximately $0 and $3.1 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate, subject to the valuation allowance. The Company believes it is reasonably possible that none of its total unrecognized tax benefits could be released in the next 12 months.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company made a determination in the quarter ended June 30, 2014 that it would not, at this time, pursue certain refund claims requested on its amended tax returns for the fiscal year ended June 30, 2003 through June 30, 2008. The Internal Revenue Service previously denied these refund claims upon audit and maintained that decision upon appeal. The Company released its tax reserve related to these refunds in the fourth quarter of fiscal 2014.
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2011.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. In each of the fiscal years ended June 30, 2014 and 2013, the Company recorded $0 in accrued interest and penalties associated with uncertain tax positions. Additionally, the Company recorded income (expense) of $0, $10,000, and $37,000, related to interest and penalties on uncertain tax positions in the years ended June 30, 2014, 2013 and 2012, respectively.
Note 15. Earnings (Loss) Per Common Share

	Year ended June 30,
	2014	2013	2012
(In thousands, except share and per share amounts)
Net income (loss) attributable to common stockholders—basic	$12,063	$(8,401)	$(26,274)
Net income (loss) attributable to nonvested restricted stockholders	69	(61)	(302)
Total net income (loss)	$12,132	$(8,462)	$(26,576)

Weighted average shares outstanding—basic	15,909,631	15,604,452	15,492,314
Effect of dilutive securities:
Shares issuable under stock options	104,956	—	—
Weighted average shares outstanding—diluted	16,014,587	15,604,452	15,492,314
Net loss per common share—basic	$0.76	$(0.54)	$(1.72)
Net loss per common share—diluted	$0.76	$(0.54)	$(1.72)
Note 16. Commitments and Contingencies
With the acquisition of the DSD Coffee Business in the fiscal year ended June 30, 2009, the Company assumed some of the operating lease obligations associated with the acquired vehicles. The Company also refinanced some of the existing leases and entered into new capital leases for certain vehicles. The terms of the capital leases vary from 12 months to 84 months with varying expiration dates through 2021.
The Company is also obligated under operating leases for branch warehouses, distribution centers and its production facility in Portland, Oregon. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years that expires in 2018 and has a ten year renewal option, and operating leases for computer hardware with terms that do not exceed five years. Rent expense for the fiscal years ended June 30, 2014, 2013 and 2012 was $3.7 million, $3.6 million and $4.5 million, respectively.
In May 2011, the Company did not meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers' compensation liability. As a result, the Company was required to post a $5.9 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans. At June 30, 2014, this letter of credit continues to serve as a security deposit and has been increased to $6.5 million.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Contractual obligations for future fiscal years are as follows:

(In thousands)	Contractual Obligations
Year Ended June 30,	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments (1)(2)
2015	$4,205	$3,527	$7,024	$939	$78	$43,448
2016	3,520	2,503	7,179	1,029	—	—
2017	1,614	1,608	7,345	1,126	—	—
2018	905	1,350	7,604	1,252	—	—
2019	143	861	7,787	1,405	—	—
Thereafter	54	187	43,653	8,535	—	—
		$10,036	$80,592	$14,286	$78	$43,448
Total minimum lease payments	$10,441
Less: imputed interest (0.82% to 10.7%)	(738)
Present value of future minimum lease payments	$9,703
Less: current portion	3,779
Long-term capital lease obligations	$5,924
___________
(1) Includes all coffee purchase contracts that the Company considers to be for normal purchases.
(2) Does not include amounts related to derivative instruments that are recorded at fair value on the Company's consolidated balance sheets.

On August 31, 2012, the Council for Education and Research on Toxics (“CERT”) filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has demanded that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65.
Acrylamide is produced naturally in connection with the heating of many foods, especially starchy foods, and is believed to be caused by the Maillard reaction, though it has also been found in unheated foods such as olives. With respect to coffee, acrylamide is produced when coffee beans are heated during the roasting process-it is the roasting itself that produces the acrylamide. While there has been a significant amount of research concerning proposals for treatments and other processes aimed at reducing acrylamide content of different types of foods, to our knowledge there is currently no known strategy for reducing acrylamide in coffee without negatively impacting the sensorial properties of the product.
The Company has joined a Joint Defense Group and, along with the other co-defendants, has answered the complaint, denying, generally, the allegations of the complaint, including the claimed violation of Proposition 65 and further denying CERT’s right to any relief or damages, including the right to require a warning on products. The Joint Defense Group contends that based on proper scientific analysis and proper application of the standards set forth in Proposition 65, exposures to acrylamide from the coffee products pose no significant risk of cancer and, thus, these exposures are exempt from Proposition 65’s warning requirement.
To date, the pleadings stage of case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these issues have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014 for these first phase defenses. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 17. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended June 30, 2014. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. The unaudited quarterly data presented below, with the exception of the quarter ended June 30, 2014, include correction of errors related to the reclassification of fuel surcharges billed to customers previously netted against the Company's fuel expenses in "Selling expenses" to "Net sales; reclassification of certain labor and overhead expenses previously included in "Selling expenses" and "General and administrative expenses" to "Cost of goods sold"; and reclassification of “Net gains from sales of assets” previously presented within "Other, net" to a separate line item within "Income (loss) from operations.” See Note 1 for additional information. In addition, reconciliations from the amounts as originally reported to the applicable corrected amounts for the quarters ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012 can be found in the unaudited consolidated statements of operations data immediately following the unaudited quarterly financial data in the tables below. See Note 1 for additional information.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
(In thousands, except per share data)
Net sales	$129,529	$143,129	$125,525	$130,197
Gross profit	$48,005	$54,374	$48,052	$45,483
Income (loss) from operations	$3,014	$5,650	$(2,075)	$2,327
Net income	$1,806	$4,709	$2,506	$3,111
Net income per common share—basic	$0.11	$0.29	$0.16	$0.19
Net income per common share—diluted	$0.11	$0.29	$0.16	$0.19

	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
(In thousands, except per share data)
Net sales	$120,147	$136,699	$127,279	$129,744
Gross profit	$43,141	$48,594	$47,446	$45,995
Income (loss) from operations	$1,794	$536	$691	$(2,650)
Net income (loss)	$2,979	$(7,157)	$(1,306)	$(2,978)
Net income (loss) per common share—basic	$0.19	$(0.46)	$(0.08)	$(0.19)
Net income (loss) per common share—diluted	$0.19	$(0.46)	$(0.08)	$(0.19)
In the fourth quarter and for the fiscal year ended June 30, 2013, the Company recorded $0.1 million in impairment loss on indefinite-lived intangible assets (see Note 1).
The following tables present the effects of adjustments made to the Company's previously reported unaudited consolidated quarterly financial statements for the quarters ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012. For further information regarding these adjustments, see Note 1.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(In thousands)	As Previously Reported	Adjustments(1)	As Corrected	As Previously Reported	Adjustments(1)	As Corrected
Net sales	$128,561	$968	$129,529	$119,153	$994	$120,147
Cost of goods sold	79,089	2,435	81,524	74,532	2,474	77,006
Gross profit	49,472	(1,467)	48,005	44,621	(1,480)	43,141
Selling expenses	37,335	(721)	36,614	37,271	(242)	37,029
General and administrative expenses	9,246	(746)	8,500	8,769	(1,238)	7,531
Net gains from sales of assets	—	(123)	(123)	—	(3,213)	(3,213)
Operating expenses	46,581	(1,590)	44,991	46,040	(4,693)	41,347
Income (loss) from operations	2,891	123	3,014	(1,419)	3,213	1,794
Other income (expense):
Dividend income	268	—	268	259	—	259
Interest income	108	—	108	92	—	92
Interest expense	(372)	—	(372)	(457)	—	(457)
Other, net	(783)	(123)	(906)	4,945	(3,213)	1,732
Total other (expense) income	(779)	(123)	(902)	4,839	(3,213)	1,626
Income before taxes	2,112	—	2,112	3,420	—	3,420
Income tax expense	306	—	306	441	—	441
Net income	$1,806	$—	$1,806	$2,979	$—	$2,979
_____________
(1) For details, see Note 1.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
(In thousands)	As Previously Reported	Adjustments(1)	As Corrected	As Previously Reported	Adjustments(1)	As Corrected
Net sales	$142,151	$978	$143,129	$135,705	$994	$136,699
Cost of goods sold	86,713	2,042	88,755	85,352	2,753	88,105
Gross profit	55,438	(1,064)	54,374	50,353	(1,759)	48,594
Selling expenses	38,991	(669)	38,322	40,765	(489)	40,276
General and administrative expenses	10,724	(395)	10,329	9,041	(1,270)	7,771
Net gains from sales of assets	—	73	73	—	11	11
Operating expenses	49,715	(991)	48,724	49,806	(1,748)	48,058
Income (loss) from operations	5,723	(73)	5,650	547	(11)	536
Other income (expense):
Dividend income	258	—	258	284	—	284
Interest income	110	—	110	99	—	99
Interest expense	(393)	—	(393)	(463)	—	(463)
Other, net	(587)	73	(514)	(7,656)	11	(7,645)
Total other (expense) income	(612)	73	(539)	(7,736)	11	(7,725)
Income (loss) before taxes	5,111	—	5,111	(7,189)	—	(7,189)
Income tax expense (benefit)	402	—	402	(32)	—	(32)
Net income (loss)	$4,709	$—	$4,709	$(7,157)	$—	$(7,157)
_____________
(1) For details, see Note 1.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands)	As Previously Reported	Adjustments(1)	As Corrected	As Previously Reported	Adjustments(1)	As Corrected
Net sales	$124,600	$925	$125,525	126,343	936	127,279
Cost of goods sold	76,810	663	77,473	78,761	1,072	79,833
Gross profit	47,790	262	48,052	47,582	(136)	47,446
Selling expenses	42,161	431	42,592	39,135	(69)	39,066
General and administrative expenses	7,667	(169)	7,498	8,941	(67)	8,874
Net gains from sales of assets	37	—	37	(1,185)	—	(1,185)
Operating expenses	49,865	262	50,127	46,891	(136)	46,755
(Loss) income from operations	(2,075)	—	(2,075)	691	—	691
Other income (expense):
Dividend income	276	—	276	286	—	286
Interest income	114	—	114	92	—	92
Interest expense	(277)	—	(277)	(466)	—	(466)
Other, net	4,664	—	4,664	(1,949)	—	(1,949)
Total other income	4,777	—	4,777	(2,037)	—	(2,037)
Income before taxes	2,702	—	2,702	(1,346)	—	(1,346)
Income tax benefit	196	—	196	(40)	—	(40)
Net income	$2,506	$—	$2,506	$(1,306)	$—	$(1,306)
_____________
(1) For details, see Note 1.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Three Months Ended June 30, 2013
(In thousands)	Previously Reported	Adjustments(1)	As Corrected
Net sales	$128,763	$981	$129,744
Cost of goods sold	81,273	2,476	83,749
Gross profit	47,490	(1,495)	45,995
Selling expenses	40,908	(246)	40,662
General and administrative expenses	9,219	(1,249)	7,970
Net gains from sales of assets	—	(79)	(79)
Impairment losses on intangible assets	92	—	92
Operating expenses	50,219	(1,574)	48,645
Loss from operations	(2,729)	79	(2,650)
Other income (expense):
Dividend income	274	—	274
Interest income	169	—	169
Interest expense	(396)	—	(396)
Other, net	(1,490)	(79)	(1,569)
Total other income	(1,443)	(79)	(1,522)
Income before taxes	(4,172)	—	(4,172)
Income tax benefit	(1,194)	—	(1,194)
Net income	$(2,978)	$—	$(2,978)
_________________
(1) For details, see Note 1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
As of June 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are effective.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.
With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 1992 "Internal Control—Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2014.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Remediation of Prior Material Weakness in Internal Control over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013, we determined that we did not maintain adequate effective internal control in the area of accounting for and reporting postretirement benefit obligations.
Remediation of Material Weakness in Internal Control
During the fiscal year ended June 30, 2014, we implemented additional controls and procedures to address this material weakness. These controls and procedures included:

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

We have evaluated and tested the effectiveness of these controls as of June 30, 2014 and have determined that our previously reported material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Farmer Bros. Co.
Torrance, California

We have audited the internal control over financial reporting of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014 of the Company and our report dated September 15, 2014 expressed an unqualified opinion on those financial statements..

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
September 15, 2014

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2014, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of those filings listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2014.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2014 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(2)
Equity compensation plans approved by stockholders(1)	557,427	$14.33	363,774
Equity compensation plans not approved by stockholders	—	—	—
Total	557,427	$14.33	363,774
________________

(1) Includes shares issued under the Amended Equity Plan and its predecessor plan, the Farmer Bros. Co. 2007 Omnibus Plan.
(2) Shares available for future issuance under the Amended Equity Plan may be awarded in the form of performance-based stock options, restricted stock awards, another cash-based award or other incentive payable in cash. Shares covered by an award will be counted as used at the time the award is granted to a participant. If any award lapses, expires, terminates or is canceled prior to the issuance of shares thereunder or if shares are issued under the Amended Equity Plan to a participant and are thereafter reacquired by the Company, the shares subject to such awards and the reacquired shares will again be available for issuance under the Amended Equity Plan. In addition to the shares that are actually issued to a participant, the following items will be counted against the total number of shares available for issuance under the Amended Equity Plan: (i) shares subject to an award that are not delivered to a participant because the award is exercised through a reduction of shares subject to the award (i.e., “net exercised”); (ii) shares subject to an award that are not delivered to a participant because such shares are withheld in satisfaction of the withholding of taxes incurred in connection with the exercise of or issuance of shares under certain types of awards; and (iii) shares that are tendered to the Company to pay the exercise price of any option. The following items will not be counted against the total number of shares available for issuance under the

Amended Equity Plan: (A) the payment in cash of dividends; and (B) any award that is settled in cash rather than by issuance of stock.

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
1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2014 and 2013

Consolidated Statements of Operations for the Years Ended June 30, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended June 30, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2014, 2013 and 2012

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
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: September 15, 2014

By:	/s/MARK J. NELSON
Mark J. Nelson Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: September 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GUENTER W. BERGER	Chairman of the Board and Director	September 15, 2014
Guenter W. Berger

/s/ HAMIDEH ASSADI	Director	September 15, 2014
Hamideh Assadi

/s/ RANDY E. CLARK	Director	September 15, 2014
Randy E. Clark

Director
Jeanne Farmer Grossman

/s/ CHARLES F. MARCY	Director	September 15, 2014
Charles F. Marcy

/s/ CHRISTOPHER P. MOTTERN	Director	September 15, 2014
Christopher P. Mottern

/s/ MICHAEL H. KEOWN	Director	September 15, 2014
Michael H. Keown

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed herewith).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and incorporated herein by reference).

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

10.21
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.22
Amendment No. 1 to Employment Agreement, dated as of January 1, 2014, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2014 and incorporated herein by reference).*

10.23
Separation Agreement, dated as of December 12, 2013, by and between Farmer Bros. Co. and Hortensia R. Gomez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.24
Separation Agreement, dated as of July 16, 2014, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2014 and incorporated herein by reference).*

10.25
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.26
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

10.27
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.28
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.29
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.30
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.31
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.32
Form of Award Letter (Fiscal 2012) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 24, 2012 and incorporated herein by reference).*

10.33
Form of Target Award Notification Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2012 and incorporated herein by reference).*

10.34
Form of Award Letter (Fiscal 2013) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.35
Form of Target Award Notification Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.36
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.37
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

14.1
Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the SEC on October 15, 2013 and incorporated herein by reference).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.