Form 10-Q
period 2014-09-30
FARMER BROTHERS CO
filed 2014-11-10
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
YES ☐ NO  ☒
As of November 7, 2014 the registrant had 16,593,539 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,782	$11,993
Short-term investments	22,063	22,632
Accounts and notes receivable, net	46,172	42,230
Inventories	71,931	71,044
Income tax receivable	198	228
Short-term derivative assets	3,531	5,153
Prepaid expenses	3,561	4,180
Total current assets	152,238	157,460
Property, plant and equipment, net	93,989	95,641
Intangible assets, net	5,628	5,628
Other assets	6,556	7,034
Deferred income taxes	414	414
Total assets	$258,825	$266,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,096	$44,336
Accrued payroll expenses	15,572	22,190
Short-term borrowings under revolving credit facility	2,021	78
Short-term obligations under capital leases	3,747	3,779
Deferred income taxes	1,169	1,169
Other current liabilities	5,472	5,318
Total current liabilities	68,077	76,870
Accrued postretirement benefits	19,740	19,970
Other long-term liabilities—capital leases	5,041	5,924
Accrued pension liabilities	39,804	40,256
Accrued workers’ compensation liabilities	7,604	7,604
Deferred income taxes	718	689
Total liabilities	$140,984	$151,313
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,593,539 and 16,562,450 issued and outstanding at September 30, 2014 and June 30, 2014, respectively	16,594	16,562
Additional paid-in capital	37,725	35,917
Retained earnings	108,727	106,212
Unearned ESOP shares	(16,035)	(16,035)
Accumulated other comprehensive loss	(29,170)	(27,792)
Total stockholders’ equity	$117,841	$114,864
Total liabilities and stockholders’ equity	$258,825	$266,177
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2014	2013
Net sales	$135,984	$129,529
Cost of goods sold	87,863	81,524
Gross profit	48,121	48,005
Selling expenses	38,450	36,614
General and administrative expenses	7,009	8,500
Net losses (gains) from sales of assets	61	(123)
Operating expenses	45,520	44,991
Income from operations	2,601	3,014
Other income (expense):
Dividend income	294	268
Interest income	89	108
Interest expense	(207)	(372)
Other, net	(64)	(906)
Total other income (expense)	112	(902)
Income before taxes	2,713	2,112
Income tax expense	198	306
Net income	$2,515	$1,806
Net income per common share—basic	$0.16	$0.11
Net income per common share—diluted	$0.16	$0.11
Weighted average common shares outstanding—basic	16,003,802	15,715,538
Weighted average common shares outstanding—diluted	16,130,745	15,773,743

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2014	2013
Net income	$2,515	$1,806
Other comprehensive income, net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	3,332	(3,125)
(Gains) losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	(4,710)	2,219
Total comprehensive income, net of tax	$1,137	$900

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,515	$1,806
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,256	7,424
Provision for doubtful accounts	7	73
Deferred income taxes	29	37
Net losses (gains) from sales of assets	61	(123)
ESOP and share-based compensation expense	1,258	904
Net (gains) losses on derivative instruments and investments	(4,569)	3,768
Change in operating assets and liabilities:
Restricted cash	—	1,824
Purchases of trading securities held for investment	(936)	(1,739)
Proceeds from sales of trading securities held for investment	1,315	1,204
Accounts and notes receivable	(3,949)	1,009
Inventories	(897)	(7,816)
Income tax receivable	30	183
Derivative assets, net	5,389	—
Prepaid expenses and other assets	712	578
Accounts payable	(3,899)	1,907
Accrued payroll expenses and other current liabilities	(6,463)	(3,312)
Accrued postretirement benefits	(230)	190
Other long-term liabilities	(452)	(644)
Net cash (used in) provided by operating activities	$(3,823)	$7,273
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,930)	(4,757)
Proceeds from sales of property, plant and equipment	98	292
Net cash used in investing activities	$(4,832)	$(4,465)
Cash flows from financing activities:
Proceeds from revolving credit facility	13,860	9,810
Repayments on revolving credit facility	(12,040)	(9,600)
Payments of capital lease obligations	(957)	(768)
Proceeds from stock option exercises	581	2
Net cash provided by (used in) financing activities	$1,444	$(556)
Net (decrease) increase in cash and cash equivalents	$(7,211)	$2,252
Cash and cash equivalents at beginning of period	11,993	2,678
Cash and cash equivalents at end of period	$4,782	$4,930

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Events occurring subsequent to September 30, 2014 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three months ended September 30, 2014.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2014.
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
Corrections to Previously Issued Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the period ended September 30, 2013, the Company identified certain errors in the consolidated statement of cash flows. Accordingly, the Company has corrected the accompanying consolidated statement of cash flows for the three months ended September 30, 2013 in order to comply with GAAP.
The corrections to the consolidated statement of cash flows include:

(1)
presentation of purchases of and proceeds from sales of trading securities held for investment on a gross basis instead of on a net basis as previously presented within the presentation of cash flows from operating activities; and

(2)
reclassification of an increase in the Company's derivative liabilities previously presented as a reduction in the net activity in “Short-term investments” to a change in “Accrued payroll expenses and other current liabilities” within the presentation of cash flows from operating activities.

These errors had no impact on the amounts previously reported in the Company’s consolidated balance sheets. Management has evaluated the materiality of these errors quantitatively and qualitatively, including the impact of the errors on

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

cash flows from operating activities and has concluded that the corrections of these errors are immaterial to the consolidated financial statements as a whole.
The accompanying consolidated statement of cash flows for the three months ended September 30, 2013 has been corrected for the errors described above. The following table presents the impact of these corrections:

Cash Flows From Operating Activities:	Three Months Ended September 30, 2013
(In thousands)	As Previously Reported	Adjustments	As Corrected
Cash flows from operating activities:
Net income	$1,806	—	$1,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,424	—	7,424
Provision for doubtful accounts	73	—	73
Deferred income taxes	37	—	37
Net gains from sales of assets	(123)	—	(123)
ESOP and share-based compensation expense	904	—	904
Net losses on derivative instruments and investments	1,549	2,219	3,768
Change in operating assets and liabilities:
Restricted cash	1,824	—	1,824
Purchases of trading securities held for investment	—	(1,739)	(1,739)
Proceeds from sales of trading securities held for investment	—	1,204	1,204
Short-term investments	(1,429)	1,429	—
Accounts and notes receivable	1,009	—	1,009
Inventories	(7,816)	—	(7,816)
Income tax receivable	183	—	183
Prepaid expenses and other assets	578	—	578
Accounts payable	1,907	—	1,907
Accrued payroll expenses and other current liabilities	(199)	(3,113)	(3,312)
Accrued postretirement benefits	190	—	190
Other long-term liabilities	(644)	—	(644)
Net cash provided by operating activities	$7,273	$—	$7,273
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of futures and swaps. The Company reports the fair value of derivative instruments on its consolidated balance sheets in "Short-term derivative assets," "Other assets," "Short-term derivative liabilities," or "Long-term derivative liabilities." The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheet in "Restricted cash," if restricted from withdrawal due to a net loss position in such margin accounts.

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
The Company accounts for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at inception and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued for that derivative, and future changes in the fair value of that derivative are recognized in “Other, net.”
For commodity derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative is reported as accumulated other comprehensive income (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Any ineffective portion of the derivative instrument's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
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
The fair value of derivative instruments is based upon broker quotes. At September 30, 2014 and 2013, approximately 96% and 90%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 2).
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements for each of the three months ended September 30, 2014 and 2013 were $6.5 million. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

months ended September 30, 2014 and 2013 was $2.6 million and $2.9 million, respectively. The Company capitalized coffee brewing equipment in the amount of $3.1 million in each of the three months ended September 30, 2014 and 2013.
Revenue Recognition
Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s route sales representatives. Revenue is recognized at the time the Company’s route sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co–packing agreement. The Company recognizes revenue from the co-packing arrangement for the sale of tea on a net basis, net of direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of September 30, 2014 and June 30, 2014, the Company had $0.5 million of receivables relating to this arrangement which are included in "Other receivables" (see Note 5).
Net Income Per Common Share
Net income per share (“EPS”) represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan ("ESOP"). Diluted EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income attributable to nonvested restricted stockholders is excluded from net income attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the three months ended September 30, 2014 and 2013 includes the dilutive effect of 126,943 shares and 58,205 shares issuable under stock options, respectively (see Note 11). Computation of EPS for the three months ended September 30, 2014 and 2013 excludes 72,756 shares and 348,129 shares issuable under stock options, respectively, because including them would be anti-dilutive.
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
Impairment of Indefinite-lived Intangible Assets
The Company performs its annual impairment test of indefinite-lived intangible assets as of June 30. Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual test indicate that an asset might be impaired, by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the three months ended September 30, 2014.
Long-Lived Assets, Excluding Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the three months ended September 30, 2014.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims was $9.8 million and $9.6 million, respectively, and the estimated recovery from reinsurance was $1.2 million as of September 30, 2014 and June 30, 2014. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively. The estimated insurance receivable is included in "Other assets" on the Company's consolidated balance sheets.
Due to its failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company posted a $5.9 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans. At September 30, 2014, this letter of credit continues to serve as a security deposit and has been increased to $6.5 million.
The estimated liability related to the Company's self-insured group medical insurance at September 30, 2014 and June 30, 2014 was $0.9 million and $0.8 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company retains the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $0.9 million and $0.4 million at September 30, 2014 and June 30, 2014, respectively.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in "Other current liabilities."
Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). An entity is required to present unrecognized tax benefits as a decrease in net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The determination of whether a deferred tax asset is available is based on the unrecognized tax benefit and the deferred tax asset that exists at the reporting date and presumes disallowance of the tax position at the reporting date. The guidance will eliminate the diversity in practice in the presentation of unrecognized tax benefits but will not alter the way in which entities assess deferred tax assets for realizability. This update was effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 and the Company adopted it beginning July 1, 2014. Adoption of ASU 2013-11 did not have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”). ASU 2014-9 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of assessing the impact of the adoption of ASU 2014-9 on its consolidated financial statements.

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2014:

(In thousands)	September 30, 2014
Derivative instruments designated as cash flow hedges:
Long coffee pounds	20,700
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	982
Total	21,682
Cash flow hedge contracts outstanding as of September 30, 2014 will expire within 15 months.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	September 30,	June 30,	September 30,	June 30,
(In thousands)	2014	2014	2014	2014
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$3,692	$5,474	$6	$—
Long-term derivative assets(1):
Coffee-related derivative instruments	$494	$862	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$167	$252	$—	$69
Long-term derivative liabilities:
Coffee-related derivative instruments	$20	$—	$—	$—
____________
(1) Included in "Other assets" on the consolidated balance sheets.

Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "Cost of goods sold," "AOCI" and "Other, net":

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2014	2013
Net gains (losses) recognized in other comprehensive income (effective portion)	$3,332	$(3,125)	AOCI
Net gains (losses) recognized in earnings (effective portion)	$4,710	$(2,219)	Cost of goods sold
Net losses recognized in earnings (ineffective portion)	$(51)	$(507)	Other, net
For the three months ended September 30, 2014 and 2013 there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in "Other, net" in the Company's consolidated statements of operations and in "Net (gains) losses on derivative instruments and investments" in the Company's consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Net gains and losses recorded in "Other, net" are as follows:

	Three Months Ended September 30,
(In thousands)	2014	2013
Net gains (losses) from coffee-related derivative instruments	$49	$(848)
Net losses on investments	(190)	(694)
Net losses on interest rate swap	—	(7)
Net losses on derivative instruments and investments(1)	(141)	(1,549)
Other gains, net	77	643
Other, net	$(64)	$(906)
_______________
(1)Excludes net gains and net losses on coffee-related derivative instruments designated as accounting hedges recorded in cost of goods sold in the three months ended September 30, 2014 and 2013, respectively.
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
The following tables present the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
September 30, 2014	Derivative Assets	$4,192	$(187)	$—	$4,005
	Derivative Liabilities	$187	$(187)	$—	$—

June 30, 2014	Derivative Assets	$6,336	$(321)	$—	$6,015
	Derivative Liabilities	$321	$(321)	$—	$—
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At September 30, 2014 and June 30, 2014, as the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2014, $7.8 million of net gains are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2014. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 3. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended September 30,
(In thousands)	2014	2013
Total losses recognized from trading securities held for investment	$(190)	$(694)
Less: Realized losses from sales of trading securities held for investment	15	(42)
Unrealized gains (losses) from trading securities held for investment	$(205)	$(652)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

September 30, 2014	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$22,063	$17,511	$4,552	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$4,186	$4,186	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$6	$6	$—	$—

June 30, 2014	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$22,632	$18,025	$4,607	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities	$5,153	$5,153	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities	$862	$862	$—	$—
____________________

(1)	Included in "Short-term investments" on the consolidated balance sheets.
There were no significant transfers of securities between Level 1 and Level 2.
Note 5. Accounts and Notes Receivable, Net

(In thousands)	September 30, 2014	June 30, 2014
Trade receivables	$45,623	$41,118
Other receivables(1)	1,207	1,763
Allowance for doubtful accounts	(658)	(651)
Accounts and notes receivable, net	$46,172	$42,230
_____________
(1) As of September 30, 2014 and June 30, 2014, $0.5 million of other receivables were related to the co-packing arrangement for J.M. Smucker (see Note 1).

Note  6. Inventories

(In thousands)	September 30, 2014	June 30, 2014
Coffee
Processed	$19,167	$17,551
Unprocessed	21,407	21,164
Total	$40,574	$38,715
Tea and culinary products
Processed	$21,835	$22,381
Unprocessed	4,302	4,598
Total	$26,137	$26,979
Coffee brewing equipment parts	$5,220	$5,350
Total inventories	$71,931	$71,044

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment parts on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company anticipates its inventory levels at June 30, 2015 will decrease from June 30, 2014 levels, and, therefore, recorded $0.3 million in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three months ended September 30, 2014. No expected beneficial effect of the liquidation of LIFO inventory quantities was included in cost of goods sold in the three months ended September 30, 2013.

Note 7. Employee Benefit Plans
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2014	2013
(In thousands)
Service cost	$97	$100
Interest cost	1,415	1,452
Expected return on plan assets	(1,823)	(1,705)
Amortization of net loss(1)	303	336
Amortization of net prior service cost(1)	—	—
Net periodic benefit (credit) cost	$(8)	$183
_____________
(1) These amounts represent the estimated portion of the net loss and net prior service cost remaining in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	Fiscal
	2015	2014
Discount rate	4.15%	4.50%
Expected long-term rate of return on plan assets	7.50%	8.00%

Basis Used to Determine Expected Long-Term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the long-term capital market assumptions. The overall rate for each asset class was developed by combining a long-term inflation component and the associated expected real rates. The development of the capital market assumptions utilized a variety of methodologies, including, but not limited to, historical analysis, stock valuation models such as dividend discount models and earnings yields' models, expected economic growth outlook and market yields analysis.
Multiemployer Pension Plans
The Company participates in two multiemployer defined benefit pension plans that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements, of which the Western Conference of Teamsters Pension Plan is individually significant. The Company makes contributions to these plans generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.
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
In fiscal 2012, the Company withdrew from the Labor Management Pension Fund and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established. Upon withdrawal, the employees covered under this multiemployer pension plan were included in the Company's 401(k) plan (the “401(k) Plan”). The short-term and long-term portions of this estimated withdrawal charge are reflected in current and long-term liabilities, respectively, on the Company’s consolidated balance sheets at September 30, 2014 and June 30, 2014. As of September 30, 2014, a final determination of liability has not been made by the pension plan administrator and installment payments have not commenced.
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
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2014 and 2013, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each participant's first 5 years of vesting service, so that the participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.4 million in operating expenses in each of the three months ended September 30, 2014 and 2013.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three months ended September 30, 2014 and 2013. Net periodic postretirement benefit credit for the three months ended September 30, 2014 is based on employee census information as of July 1, 2014 and asset information as of June 30, 2014.

	Three Months Ended September 30,
	2014	2013
(In thousands)
Components of Net Periodic Postretirement Benefit Credit:
Service cost	$299	$234
Interest cost	235	202
Expected return on plan assets	—	—
Amortization of net gain	(125)	(220)
Amortization of unrecognized transition (asset) obligation	—	—
Amortization of net prior service credit	(439)	(440)
Net periodic postretirement benefit credit	$(30)	$(224)
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2015	2014
Retiree Medical Plan discount rate	4.29%	4.80%
Death Benefit discount rate	4.48%	4.53%

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction was intended to manage the Company's interest rate risk related to its revolving credit facility and required the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. The Company terminated the swap transaction on March 5, 2014. As of September 30, 2014, the Company had no interest rate swap transactions in place.
The Company had not designated its interest rate swap as an accounting hedge. The Company recorded the interest rate swap on its consolidated balance sheets at fair value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. No such gain or loss was recorded in the three months ended September 30, 2014. In the three months ended September 30, 2013, the Company recorded a loss of $7,000 for the change in fair value of its interest rate swap (see Note 2).
On September 30, 2014, the Company was eligible to borrow up to a total of $74.5 million under the credit facility. As of September 30, 2014, the Company had outstanding borrowings of $2.0 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $61.3 million. At September 30, 2014, the weighted average interest rate on the Company's outstanding borrowings under the credit facility was 1.98%. As of September 30, 2014, the Company was in compliance with all restrictive covenants under the Loan Agreement.

Note 9. Share-based Compensation
On December 5, 2013, the Company’s stockholders approved the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan”), which is an amendment and restatement of, and successor to, the Farmer Bros. Co. 2007 Omnibus Plan (the "Omnibus Plan"). The principal change to the Amended Equity Plan was to limit awards under the plan to performance-based stock options and to restricted stock under limited circumstances.
Stock Options
The share-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended September 30, 2014 and 2013 is based on awards ultimately expected to vest. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the stock options. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-Qualified Stock Options With Time-Based Vesting ("NQOs")
 The following table summarizes NQO activity for the three months ended September 30, 2014:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	412,454	12.44	5.30	4.4	3,782
Granted	—	—	—	—	—
Exercised	(39,616)	14.67	5.70	—	351
Cancelled/Forfeited	(11,138)	10.18	4.85	—	—
Outstanding at September 30, 2014	361,700	12.27	4.14	4.3	6,034
Vested and exercisable, September 30, 2014	205,040	13.48	3.42	3.7	3,173
Vested and expected to vest, September 30, 2014	356,567	12.28	4.12	4.2	5,943
The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.95 at September 30, 2014 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of that date.
No shares underlying NQOs vested during the three months ended September 30, 2014. During the three months ended September 30, 2014, the Company received $0.6 million in proceeds from exercises of vested NQOs.
As of September 30, 2014 and 2013, there was $0.5 million and $1.2 million, respectively, of unrecognized compensation cost related to NQOs. Total compensation expense for NQOs was $0.1 million and $0.2 million in the three months ended September 30, 2014 and 2013, respectively.
Non-Qualified Stock Options With Performance-Based and Time-Based Vesting ("PNQs")
 The following table summarizes PNQ activity for the three months ended September 30, 2014:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5	38
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	(7,519)	21.33	10.52	—	—
Outstanding at September 30, 2014	104,923	21.27	10.49	6.2	806
Vested and exercisable, September 30, 2014	—	—	—	—	—
Vested and expected to vest, September 30, 2014	97,251	21.27	10.49	6.2	746
 The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.95 at September 30, 2014 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of that date.
The PNQs shown in the table above vest over a three-year period with one-third of the total number of shares subject to each such PNQ vesting on the first anniversary of the grant date based on the Company’s achievement of a modified net income target for the first fiscal year of the performance period as approved by the Compensation Committee, and the remaining two-thirds of the total number of shares subject to each PNQ vesting on the third anniversary of the grant date based on the Company’s achievement of a cumulative modified net income target for all three years during the performance period as

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

approved by the Compensation Committee, in each case, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date. As of September 30, 2014, the Company expects that it will achieve the performance targets set forth in the PNQ agreements.
Compensation expense for PNQs recognized in operating expenses in the three months ended September 30, 2014 was $0.1 million, and as of September 30, 2014 there was $0.7 million in unrecognized compensation cost related to PNQs. No comparable compensation expense was recognized in operating expenses in the three months ended September 30, 2013 and there was no unrecognized compensation cost related to PNQs at September 30, 2013.
Restricted Stock
The following table summarizes restricted stock activity for the three months ended September 30, 2014:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	96,212	10.27	1.5	2,079
Granted	—	—	—	—
Exercised/Released	—	—	—	—
Cancelled/Forfeited	(8,527)	8.18	—	—
Outstanding at September 30, 2014	87,685	10.47	1.4	2,538
Expected to vest, September 30, 2014	83,489	13.02	1.5	2,417

The aggregate intrinsic value of shares outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.95 at September 30, 2014 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period. No restricted stock vested during the three months ended September 30, 2014.
Shares of restricted stock generally vest at the end of three years for eligible employees and officers who are employees. Shares of restricted stock generally vest ratably over a period of three years for directors.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Total compensation expense recognized in the three months ended September 30, 2014 and 2013 was $30,000 and $0.1 million, respectively. As of September 30, 2014 and June 30, 2014, there was approximately $0.5 million and $0.8 million, respectively, of unrecognized compensation cost related to restricted stock.

Note 10. Income Taxes
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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's net deferred tax assets. Accordingly, the Company is maintaining a valuation allowance against its net deferred tax assets. The Company decreased its valuation allowance by $1.0 million in the three months ended September 30, 2014 to $71.6 million. The valuation allowance at June 30, 2014 was $72.6 million.
The Company will continue to monitor its cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that the Company will realize its net deferred tax

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

assets. If the Company continues to be profitable, the Company may have enough positive evidence to release part or all of its valuation allowance against its net deferred tax assets during the second half of fiscal 2015.
A summary of the income tax expense recorded for the three months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,
(In thousands)	2014	2013
Income before taxes	$2,713	$2,112

Income tax expense at statutory rate	923	718
State income tax expense, net of federal tax benefit	157	212
Valuation allowance	(975)	(735)
Other permanent items	93	111
Income tax expense	$198	$306
As of September 30, 2014 and June 30, 2014, the Company had no unrecognized tax benefits.

Note 11. Net Income Per Common Share

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2014	2013
Net income attributable to common stockholders—basic	$2,501	$1,790
Net income attributable to nonvested restricted stockholders	14	16
Net income	$2,515	$1,806

Weighted average common shares outstanding—basic	16,003,802	15,715,538
Effect of dilutive securities:
Shares issuable under stock options	126,943	58,205
Weighted average common shares outstanding—diluted	16,130,745	15,773,743
Net income per common share—basic	$0.16	$0.11
Net income per common share—diluted	$0.16	$0.11

Note 12. Commitments and Contingencies
As of September 30, 2014, the Company had committed to purchasing green coffee totaling $39.1 million under fixed-price contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (the "SEC") on September 16, 2014.  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of the Company’s large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, our ability to refinance or replace our existing credit facility upon its expiration, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future period.
Corrections to Previously Issued Financial Statements
As discussed in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q, subsequent to the issuance of our consolidated financial statements for the period ended September 30, 2013, we identified certain errors in the consolidated statement of cash flows. Accordingly, we have corrected the accompanying unaudited consolidated statement of cash flows for the three months ended September 30, 2013 in order to comply with GAAP.
The corrections to the consolidated statement of cash flows include:

(1)
presentation of purchases of and proceeds from sales of trading securities held for investment on a gross basis instead of on a net basis as previously presented within the presentation of cash flows from operating activities; and

(2)
reclassification of an increase in the Company’s derivative liabilities previously presented as a reduction in the net activity in “Short-term investments” to a change in “Accrued payroll expenses and other current liabilities” within the presentation of cash flows from operating activities.

These errors had no impact on the amounts previously reported in our consolidated balance sheets. The impact of these corrections to the applicable line items in our consolidated statement of cash flows for the three months ended September 30, 2013 is set forth in Note 1 of the Notes to Consolidated Financial Statements.
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
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction was intended to manage our interest rate risk related to our revolving credit facility and required us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA.We terminated the swap transaction on March 5, 2014. As of September 30, 2014, we had no interest rate swap transactions in place.
We did not designate our interest rate swap as an accounting hedge. In the three months ended September 30, 2013, we recorded in “Other, net” in our consolidated statement of operations a loss of $7,000 for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three months ended September 30, 2014.
On September 30, 2014, we were eligible to borrow up to a total of $74.5 million under the credit facility. As of September 30, 2014, we had outstanding borrowings of $2.0 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $61.3 million. The weighted average interest rate on our outstanding borrowings under the credit facility was 1.98% at September 30, 2014. As of September 30, 2014, we were in compliance with all restrictive covenants under the Loan Agreement.
As of October 31, 2014, we had estimated outstanding borrowings of $4.6 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $58.7 million. As of October 31, 2014, the weighted average interest rate on our outstanding borrowings under the credit facility was 2.19%.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our revolving credit facility described above. As of September 30, 2014, we had $4.8 million in cash and cash equivalents and $22.1 million in short-term investments. At September 30, 2014 and June 30, 2014, as we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months on the basis of current operations; provided, we are able to extend or replace this credit facility which expires in March 2015. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash used in operating activities was $3.8 million in the three months ended September 30, 2014 compared to net cash provided by operating activities of $7.3 million in the three months ended September 30, 2013. Net cash used in operating activities in the three months ended September 30, 2014 was due to a higher level of cash outflows from operating activities primarily from payments of accounts payable balances and payroll expenses including accrued bonuses and from increase in accounts receivable balances. In the three months ended September 30, 2013 net cash provided by operating activities resulted from lower cash outflows for payments of accounts payable and payroll expenses and from a decrease in trade receivable balances. In addition, timing differences between the receipt or payment of cash and recognition of the related net gains (net losses) from derivative instruments contributed to the differences in cash from operations in the reported periods. In the three months ended September 30, 2014, non-cash net gains from derivative instruments contributed to the reduction in cash flows from operations. In the three months ended September 30, 2013 non-cash net losses from derivative instruments contributed to the cash inflows from operations.
Net cash used in investing activities increased to $4.8 million in the three months ended September 30, 2014 compared to $4.5 million in the three months ended September 30, 2013. Net cash used in investing activities in the three months ended September 30, 2014 included $4.9 million for purchases of property, plant and equipment offset by proceeds from sales of assets of $0.1 million compared to $4.8 million for purchases of property, plant and equipment offset by proceeds from sales of assets of $0.3 million in the three months ended September 30, 2013.
Net cash provided by financing activities was $1.4 million in the three months ended September 30, 2014 compared to net cash used in financing activities of $0.6 million in the three months ended September 30, 2013. Net cash provided by financing activities in the three months ended September 30, 2014 included net borrowings on our credit facility of $1.8 million, compared to net borrowings of $0.2 million in the three months ended September 30, 2013. Proceeds from stock option exercises during the three months ended September 30, 2014 were $0.6 million compared to $2,000 in the three months ended September 30, 2013.
In the three months ended September 30, 2014, we capitalized $4.9 million in property, plant and equipment purchases which included $3.1 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.4 million in building and facility improvements, $1.3 million in expenditures for vehicles, and machinery and equipment, and $0.1 million in information technology related expenditures.
Our expected capital expenditures for fiscal 2015 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, and machinery and equipment, and are expected to be below fiscal 2014 levels on the basis of our current operations.
Our working capital is composed of the following:

(In thousands)	September 30, 2014	June 30, 2014
Current assets	$152,238	$157,460
Current liabilities	68,077	76,870
Working capital	$84,161	$80,590

Contractual Obligations
As of September 30, 2014, we had committed to purchasing green coffee totaling $39.1 million under fixed-price contracts.

Results of Operations
Net sales in the three months ended September 30, 2014 increased $6.5 million, or 5.0%, to $136.0 million from $129.5 million in the three months ended September 30, 2013. The change in net sales in the three months ended September 30, 2014 as compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended September 30, 2014 vs. September 30, 2013
Effect of change in unit sales	$5.9
Effect of pricing and product mix changes	0.6
Total increase in net sales	$6.5
Unit sales increased 6% in the three months ended September 30, 2014 as compared to the same period in the prior fiscal year primarily due to increases in sales of our coffee and other beverage products, offset, in part, by a decrease in sales of our culinary products. In the three months ended September 30, 2014, we processed and sold approximately 22.8 million pounds of green coffee as compared to approximately 21.3 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the three months ended September 30, 2014 or 2013 which had a material impact on our net sales.
The following table presents net sales aggregated by product category for the respective periods indicated:

	Three Months Ended September 30,
	2014		2013
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$84,265	62%	$79,156	61%
Coffee (Frozen)	9,094	7%	9,020	7%
Tea (Iced & Hot)	7,223	5%	6,985	5%
Culinary	13,676	10%	14,698	11%
Spice	8,102	6%	7,930	6%
Other beverages(1)	12,659	9%	10,772	8%
Net sales by product category	135,019	99%	128,561	99%
Fuel surcharge	965	1%	968	1%
Net sales	$135,984	100%	$129,529	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of goods sold in the three months ended September 30, 2014 increased $6.3 million, or 7.8%, to $87.9 million, or 64.6% of net sales, from $81.5 million, or 62.9% of net sales, in the three months ended September 30, 2013. The increase in cost of goods sold in the three months ended September 30, 2014 was primarily due to a 27% increase in the average cost of green coffee purchased. In addition, we recorded the cost of the remainder of our green coffee shipments that we received in the three months ended September 30, 2014, for which the corresponding large marked-to-market hedging gains were previously recognized in our prior fiscal year. Cost of goods sold in the three months ended September 30, 2014 included the $4.7 million in coffee-related derivative gains reclassified into cost of goods sold to match the cash flow hedged coffee purchases in cost of goods sold. Cost of goods sold in the three months ended September 30, 2013 included $2.2 million coffee-related derivative losses reclassified into cost of goods sold to match the cash flow hedged coffee purchases in cost of goods sold.
We anticipate our inventory levels at June 30, 2015 will decrease from June 30, 2014 levels, and, therefore, recorded $0.3 million in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three months ended September 30, 2014. Cost of goods sold in the three months ended September 30, 2013 did not include any expected beneficial effect of the liquidation of LIFO inventory quantities.
Gross profit in the three months ended September 30, 2014 increased $0.1 million, or 0.2%, to $48.1 million from $48.0 million in the three months ended September 30, 2013, primarily due to the increase in net sales partially offset by a 27% increase in the average cost of green coffee purchased. Gross margin decreased to 35.4% in the three months ended September 30, 2014 from 37.1% in the three months ended September 30, 2013, primarily due to the higher average cost of green coffee purchased.
In the three months ended September 30, 2014, operating expenses increased $0.5 million to $45.5 million, or 33.5% of net sales, as compared to $45.0 million, or 34.7% of net sales, in the three months ended September 30, 2013. Operating expenses in the three months ended September 30, 2014 increased primarily due to a $1.8 million increase in selling expenses partially offset by a $1.5 million decrease in general and administrative expenses as compared to the three months ended September 30, 2013. Operating expenses in the three months ended September 30, 2014 included $61,000 in net losses from sales of assets as compared to $0.1 million in net gains from sales of assets, primarily real estate, in the three months ended September 30, 2013. The increase in selling expenses in the three months ended September 30, 2014 was primarily due to an increase in freight charges and insurance-related costs as compared to the same period in the prior fiscal year. The decrease in general and administrative expenses in the three months ended September 30, 2014 was primarily due to a reduction in retiree medical expenses and the absence of expenses related to the restatement of certain prior period financial statements, partially offset by an increase in employer paid medical costs and ESOP expenses as compared to the same period in the prior fiscal year.
Income from operations in the three months ended September 30, 2014 decreased to $2.6 million from $3.0 million in the three months ended September 30, 2013, primarily due to higher selling expenses partially offset by higher gross profit and lower general and administrative expenses.
Total other income in the three months ended September 30, 2014 was $0.1 million, compared to total other expense of $(0.9) million in the three months ended September 30, 2013. The increase in total other income in the three months ended September 30, 2014 was primarily due to a decrease in losses from our coffee-related derivative instruments and a decrease in interest expense. Total other income in the three months ended September 30, 2014 included $49,000 in net gains on coffee-related derivative instruments as compared to $(0.8) million in net losses on coffee-related derivative instruments in the three months ended September 30, 2013.
Net gains from coffee-related derivative instruments recorded in "Other, net" in the three months ended September 30, 2014 included $0.1 million in net gains from coffee-related derivative instruments not designated as accounting hedges, and $(51,000) in net losses from coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the three months ended September 30, 2014, we recorded income tax expense of $0.2 million compared to $0.3 million in the three months ended September 30, 2013.
As of June 30, 2014, our valuation allowance was $72.6 million. In the three months ended September 30, 2014, we decreased our valuation allowance by $1.0 million to $71.6 million. We will continue to monitor our cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets. If we continue to be profitable, we may have enough positive evidence to release part or all of our valuation allowance against our net deferred tax assets during the second half of fiscal 2015.
As a result of the foregoing factors, net income in the three months ended September 30, 2014 was $2.5 million, or $0.16 per diluted common share, compared to $1.8 million, or $0.11 per diluted common share, in the three months ended September 30, 2013.
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
Set forth below is a reconciliation of reported net income to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
($ in thousands)	2014	2013
Net income, as reported(1)	$2,515	$1,806
Income tax expense	198	306
Interest expense	207	372
Depreciation and amortization expense	6,256	7,424
ESOP and share-based compensation expense	1,258	904
Adjusted EBITDA(1)	$10,434	$10,812

Adjusted EBITDA Margin	7.7%	8.3%
__________
(1) Includes $0.3 million and $0 in expected beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold in the three months ended September 30, 2014 and 2013, respectively.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at September 30, 2014. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At September 30, 2014, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at September 30, 2014	Change in Market Value
Interest Rate Changes
–150 basis points	$22,953	$890
–100 basis points	$22,709	$646
Unchanged	$22,063	$—
+100 basis points	$21,235	$(828)
+150 basis points	$20,802	$(1,261)
The Loan Agreement for our revolving credit facility provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0% to PRIME + 0.50% or Adjusted Eurodollar Rate + 1.75% to Adjusted

Eurodollar Rate + 2.25%. Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under our revolving credit facility. We terminated the swap transaction on March 5, 2014. As of September 30, 2014, we had no interest rate swap transactions in place.
We did not designate our interest rate swap as an accounting hedge and recorded the gain or loss from changes in fair value of the interest rate swap in "Other, net" in our consolidated statements of operations. In the three months ended September 30, 2013, we recorded a loss of $7,000 for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three months ended September 30, 2014.
As of September 30, 2014, we had outstanding borrowings of $2.0 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $61.3 million. The weighted average interest rate on our outstanding borrowings under the credit facility at September 30, 2014 was 1.98%.
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
We purchase exchange traded coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases, typically three months in advance of the delivery date. These derivative instruments also may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 to 24 months or longer in the future. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods.
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported as AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three months ended September 30, 2014 and 2013, we reclassified $4.7 million in net gains and $2.2 million in net losses, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three months ended September 30, 2014 and 2013, we recognized in "Other, net" $51,000 and $0.5 million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
For the three months ended September 30, 2014 and 2013, we recorded gains (losses) from coffee-related derivative instruments not designated as accounting hedges in "Other, net" in the amounts of $0.1 million and $(0.3) million, respectively (see Note 2 of the Notes to Consolidated Financial Statements).
The following table summarizes the potential impact as of September 30, 2014 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

(In thousands)	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

Coffee-related derivative instruments(1)	$79	$(79)	$4,096	$(4,096)
__________

(1)
The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2014. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

To date, the pleadings stage of case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these issues have been completed, and the parties filed trial briefs. The trial for these first phase defenses commenced on September 8, 2014 and completed on November 4, 2014.  Motions to strike will be heard in early December.”  At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
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
November 10, 2014

By:	/s/ MARK J. NELSON
Mark J. Nelson
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
November 10, 2014

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on September 16, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and incorporated herein by reference).

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

10.22
Employment Agreement, dated as of April 4, 2012, by and between Farmer Bros. Co. and Thomas W.
Mortensen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April
10, 2012 and incorporated herein by reference).*

10.23
Amendment No. 1 to Employment Agreement, effective as of September 1, 2014, by and between Farmer Bros. Co. and Thomas W. Mortensen (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014 and incorporated herein by reference).*

10.24
Separation Agreement, dated as of December 12, 2013, by and between Farmer Bros. Co. and Hortensia R. Gomez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.25
Separation Agreement, dated as of July 16, 2014, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2014 and incorporated herein by reference).*

10.26
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.27
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

10.28
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.29
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.30
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.31
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.32	Stock Ownership Guidelines for Directors and Executive Officers (filed herewith).*

10.33
Form of Target Award Notification Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.34
Form of Award Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.35
Form of Target Award Notification Letter (Fiscal 2015) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.36
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.37
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.