Form 10-Q
period 2014-12-31
FARMER BROTHERS CO
filed 2015-02-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
YES ☐ NO  ☒
As of February 6, 2015 the registrant had 16,591,825 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,746	$11,993
Restricted cash	720	—
Short-term investments	23,687	22,632
Accounts and notes receivable, net	46,183	42,230
Inventories	70,677	71,044
Income tax receivable	228	228
Short-term derivative assets	—	5,153
Prepaid expenses	4,919	4,180
Total current assets	151,160	157,460
Property, plant and equipment, net	92,141	95,641
Intangible assets, net	5,628	5,628
Other assets	6,045	7,034
Deferred income taxes	414	414
Total assets	$255,388	$266,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,245	$44,336
Accrued payroll expenses	19,706	22,190
Short-term borrowings under revolving credit facility	1,345	78
Short-term obligations under capital leases	3,654	3,779
Short-term derivative liabilities	3,720	—
Deferred income taxes	1,169	1,169
Other current liabilities	5,182	5,318
Total current liabilities	72,021	76,870
Accrued postretirement benefits	19,477	19,970
Other long-term liabilities—capital leases	4,156	5,924
Accrued pension liabilities	39,573	40,256
Accrued workers’ compensation liabilities	8,124	7,604
Deferred income taxes	780	689
Total liabilities	$144,131	$151,313
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,591,825 and 16,562,450 issued and outstanding at December 31, 2014 and June 30, 2014, respectively	16,592	16,562
Additional paid-in capital	34,494	35,917
Retained earnings	111,623	106,212
Unearned ESOP shares	(11,234)	(16,035)
Accumulated other comprehensive loss	(40,218)	(27,792)
Total stockholders’ equity	$111,257	$114,864
Total liabilities and stockholders’ equity	$255,388	$266,177
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	$144,809	$143,129	$280,793	$272,658
Cost of goods sold	91,667	88,755	179,530	170,279
Gross profit	53,142	54,374	101,263	102,379
Selling expenses	39,599	38,322	78,049	74,936
General and administrative expenses	9,860	10,329	16,869	18,829
Net losses (gains) from sales of assets	178	73	239	(50)
Operating expenses	49,637	48,724	95,157	93,715
Income from operations	3,505	5,650	6,106	8,664
Other income (expense):
Dividend income	291	258	585	526
Interest income	90	110	179	218
Interest expense	(208)	(393)	(415)	(765)
Other, net	(530)	(514)	(594)	(1,420)
Total other expense	(357)	(539)	(245)	(1,441)
Income before taxes	3,148	5,111	5,861	7,223
Income tax expense	252	402	450	709
Net income	$2,896	$4,709	$5,411	$6,514
Net income per common share—basic	$0.18	$0.30	$0.34	$0.41
Net income per common share—diluted	$0.18	$0.29	$0.33	$0.41
Weighted average common shares outstanding—basic	16,030,167	15,847,958	16,016,984	15,825,100
Weighted average common shares outstanding—diluted	16,184,138	15,964,682	16,158,725	15,904,456
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net income	$2,896	$4,709	$5,411	$6,514
Other comprehensive income, net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges	(5,915)	(2,260)	(2,583)	(5,385)
(Gains) losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	(5,132)	3,735	(9,842)	5,954
Total comprehensive (loss) income, net of tax	$(8,151)	$6,184	$(7,014)	$7,083
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,411	$6,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,419	14,478
Provision for doubtful accounts	270	168
Deferred income taxes	90	131
Net losses (gains) from sales of assets	239	(50)
ESOP and share-based compensation expense	2,880	2,134
Net (gains) losses on derivative instruments and investments	(9,002)	1,949
Change in operating assets and liabilities:
Restricted cash	(720)	4,508
Purchases of trading securities held for investment	(2,850)	(2,963)
Proceeds from sales of trading securities held for investment	1,810	2,207
Accounts and notes receivable	(4,222)	(2,106)
Inventories	346	(5,608)
Income tax receivable	—	251
Derivative assets, net	6,297	—
Prepaid expenses and other assets	(611)	(85)
Accounts payable	(6,659)	2,361
Accrued payroll expenses and other current liabilities	(2,619)	(2,581)
Accrued postretirement benefits	(493)	(670)
Other long-term liabilities	(165)	(211)
Net cash provided by operating activities	$2,421	$20,427
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,399)	(12,128)
Proceeds from sales of property, plant and equipment	142	333
Net cash used in investing activities	$(9,257)	$(11,795)
Cash flows from financing activities:
Proceeds from revolving credit facility	34,938	22,550
Repayments on revolving credit facility	(33,929)	(24,300)
Payments of capital lease obligations	(1,948)	(1,821)
Proceeds from stock option exercises	644	125
Tax withholding payment related to net share settlement of equity awards	(116)	—
Net cash used in financing activities	$(411)	$(3,446)
Net (decrease) increase in cash and cash equivalents	$(7,247)	$5,186
Cash and cash equivalents at beginning of period	11,993	2,678
Cash and cash equivalents at end of period	$4,746	$7,864
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Events occurring subsequent to December 31, 2014 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended December 31, 2014.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission (the “SEC”) on September 16, 2014 (the "2014 10-K").
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
Corrections to Previously Issued Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the period ended December 31, 2013, the Company identified certain errors in the consolidated statements of operations. Accordingly, the Company has corrected the accompanying unaudited consolidated statement of operations for the six months ended December 31, 2013 in order to comply with GAAP.
The corrections to the consolidated statements of operations include:

1.	reclassification of fuel surcharges billed to customers previously netted against the Company's fuel expenses in "Selling expenses" to "Net sales";

2.	reclassification of certain labor and overhead expenses previously included in "Selling expenses" and "General and administrative expenses" to "Cost of goods sold"; and

3.	reclassification of “Net gains from sales of assets” previously presented within "Other, net" to a separate line item within "Income from operations.”
These errors had no impact on the amounts previously reported in the Company’s consolidated balance sheets, statements of cash flows and statements of comprehensive income (loss). Management has evaluated the materiality of these errors

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

quantitatively and qualitatively, including the impact of the errors on gross profit and income from operations, and has concluded that the corrections of these errors are immaterial to the consolidated financial statements as a whole.
The accompanying unaudited consolidated statement of operations for the six months ended December 31, 2013 has been corrected for the errors described above. The following table presents the impact of these corrections:

Consolidated Statement of Operations Data	Six Months Ended December 31, 2013
(In thousands)	As Previously Reported	Adjustments	As Corrected
Net sales	$270,712	$1,946	$272,658
Cost of goods sold	165,802	4,477	170,279
Gross profit	104,910	(2,531)	102,379
Selling expenses	76,326	(1,390)	74,936
General and administrative expenses	19,970	(1,141)	18,829
Net gains from sales of assets	—	(50)	(50)
Operating expenses	96,296	(2,581)	93,715
Income from operations	8,614	50	8,664
Other income (expense):
Dividend income	526	—	526
Interest income	218	—	218
Interest expense	(765)	—	(765)
Other, net	(1,370)	(50)	(1,420)
Total other expense	(1,391)	(50)	(1,441)
Income before taxes	7,223	—	7,223
Income tax expense	709	—	709
Net income	$6,514	$—	$6,514
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of futures and swaps. The Company reports the fair value of derivative instruments on its consolidated balance sheets in "Short-term derivative assets," "Other assets," "Short-term derivative liabilities," or "Long-term derivative liabilities." The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheets in "Restricted cash," if restricted from withdrawal due to a net loss position in such margin accounts.
The accounting for the changes in fair value of the Company's derivative instruments can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in a qualifying hedging relationship	Hedge accounting
All other derivative instruments	Mark-to-market accounting
The Company enters into green coffee purchase commitments at a fixed price or at a price to be fixed (“PTF”). PTF contracts are purchase commitments whereby the quality, quantity, delivery period, price differential to the coffee "C" market price and other negotiated terms are agreed upon, but the date, and therefore the price at which the base “C” market price will be fixed has not yet been established. The coffee "C" market price is fixed at some point after the purchase contract date and before the futures market closes for the delivery month and may be fixed either at the direction of the Company to the vendor, or by the application of a derivative that was separately purchased as a hedge. For both fixed-price and PTF contracts, the Company expects to take delivery of and to utilize the coffee in a reasonable period of time and in the conduct of normal

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

business. Accordingly, these purchase commitments qualify as normal purchases and are not recorded at fair value on the Company's consolidated balance sheets.
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
The fair value of derivative instruments is based upon broker quotes. At December 31, 2014 and 2013, approximately 86% and 90%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 2).
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements in the three months ended December 31, 2014 and 2013 were $6.4 million and $6.5 million, respectively. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended December 31, 2014 and 2013 was $2.6 million and $2.9 million, respectively.
Coffee brewing equipment costs included in cost of goods sold in the six months ended December 31, 2014 and 2013 were $12.9 million and $13.0 million, respectively. Depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the six months ended December 31, 2014 and 2013 was $5.2 million and $5.7 million, respectively.
The Company capitalized coffee brewing equipment in the amount of $5.8 million in each of the six months ended December 31, 2014 and 2013.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Revenue Recognition
Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s route sales representatives. Revenue is recognized at the time the Company’s route sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.
The Company sells roast and ground coffee and tea to The J.M. Smucker Company ("J.M. Smucker") pursuant to a co–packing agreement. The Company recognizes revenue from the co-packing arrangement for the sale of tea on a net basis, net of direct costs of revenue, since the Company acts as an agent of J.M. Smucker in such transactions. As of December 31, 2014 and June 30, 2014, the Company had $0.5 million of receivables relating to this arrangement which are included in "Other receivables" (see Note 5).
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
Computation of EPS for the three months ended December 31, 2014 and 2013 includes the dilutive effect of 153,971 shares and 116,724 shares issuable under stock options, respectively, and computation of EPS for the six months ended December 31, 2014 and 2013 includes the dilutive effect of 141,741 shares and 79,356 shares issuable under stock options, respectively (see Note 11). Computation of EPS for the three months ended December 31, 2014 and 2013 excludes 988 shares and 157,962 shares issuable under stock options, respectively, because including them would be anti-dilutive. Computation of EPS for the six months ended December 31, 2014 and 2013 excludes 69,073 shares and 297,896 shares issuable under stock options, respectively, because including them would be anti-dilutive.
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
Impairment of Indefinite-lived Intangible Assets
The Company performs its annual impairment test of indefinite-lived intangible assets as of June 30. Indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired, by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the six months ended December 31, 2014.
Long-Lived Assets, Excluding Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the six months ended December 31, 2014.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

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
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims was $10.5 million and $9.6 million, respectively, and the estimated recovery from reinsurance was $1.2 million as of December 31, 2014 and June 30, 2014. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively. The estimated insurance receivable is included in "Other assets" on the Company's consolidated balance sheets.
Due to its failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company posted a $5.9 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans. At December 31, 2014, this letter of credit continues to serve as a security deposit and has been increased to $6.5 million.
The estimated liability related to the Company's self-insured group medical insurance at December 31, 2014 and June 30, 2014 was $0.9 million and $0.8 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company retains the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims at each of December 31, 2014 and June 30, 2014, was $0.5 million.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in "Other current liabilities."
Recently Adopted Accounting Standards
None.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2014-9, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”). ASU 2014-9 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of assessing the impact of the adoption of ASU 2014-9 on its consolidated financial statements.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2014:

(In thousands)	December 31, 2014
Derivative instruments designated as cash flow hedges:
Long coffee pounds	24,788
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	4,067
Total	28,855
Cash flow hedge contracts outstanding as of December 31, 2014 will expire within 12 months.
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
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	December 31,	June 30,	December 31,	June 30,
(In thousands)	2014	2014	2014	2014
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$1,139	$5,474	$—	$—
Long-term derivative assets(1):
Coffee-related derivative instruments	$—	$862	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$3,930	$252	$929	$69
Long-term derivative liabilities:
Coffee-related derivative instruments	$—	$—	$—	$—
____________
(1) Included in "Other assets" on the consolidated balance sheets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "Cost of goods sold," "AOCI" and "Other, net":

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2014	2013	2014	2013
Net losses recognized in accumulated other comprehensive income (effective portion)	$(5,915)	$(2,260)	$(2,583)	$(5,385)	AOCI
Net gains (losses) recognized in earnings (effective portion)	$5,132	$(3,735)	$9,842	$(5,954)	Cost of goods sold
Net losses recognized in earnings (ineffective portion)	$(119)	$(143)	$(170)	$(650)	Other, net
For the three and six months ended December 31, 2014 and 2013 there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in "Other, net" in the Company's consolidated statements of operations and in "Net (gains) losses on derivative instruments and investments" in the Company's consolidated statements of cash flows.
Net gains and losses recorded in "Other, net" are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2014	2013	2014	2013
Net losses from coffee-related derivative instruments	$(904)	$(347)	$(855)	$(1,195)
Net gains (losses) on investments	205	(55)	15	(750)
Net gains (losses) on interest rate swap	—	2	—	(4)
Net losses on derivative instruments and investments(1)	(699)	(400)	(840)	(1,949)
Other gains (losses), net	169	(114)	246	529
Other, net	$(530)	$(514)	$(594)	$(1,420)
_______________
(1)Excludes net gains (losses) on coffee-related derivative instruments designated as accounting hedges recorded in cost of goods sold in the three and six months ended December 31, 2014 and 2013.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
December 31, 2014	Derivative assets	$1,139	$(1,139)	$—	$—
	Derivative liabilities	$4,859	$(1,139)	$720	$3,000

June 30, 2014	Derivative assets	$6,336	$(321)	$—	$6,015
	Derivative liabilities	$321	$(321)	$—	$—
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At December 31, 2014, as the Company had a net loss position in its coffee-related derivative margin accounts, $0.7 million of the cash in these accounts was restricted. At June 30, 2014, as the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2014, $2.8 million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2014. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
Note 3. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2014	2013	2014	2013
Total gains (losses) recognized from trading securities held for investment	$205	$(55)	$15	$(750)
Less: Realized losses from sales of trading securities held for investment	(39)	(24)	$(39)	$(66)
Unrealized gains (losses) from trading securities held for investment	$244	$(31)	$54	$(684)

Note 4. Fair Value Measurements
The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

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
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

December 31, 2014	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$23,687	$19,157	$4,530	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$1,139	$1,139	$—	$—
Coffee-related derivative liabilities	$3,930	$3,930	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities	$929	$929	$—	$—

June 30, 2014	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$22,632	$18,025	$4,607	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities	$5,153	$5,153	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities	$862	$862	$—	$—
____________________

(1)	Included in "Short-term investments" on the consolidated balance sheets.
There were no significant transfers of securities between Level 1 and Level 2.
Note 5. Accounts and Notes Receivable, Net

(In thousands)	December 31, 2014	June 30, 2014
Trade receivables	$45,626	$41,118
Other receivables(1)	1,478	1,763
Allowance for doubtful accounts	(921)	(651)
Accounts and notes receivable, net	$46,183	$42,230
_____________
(1) As of December 31, 2014 and June 30, 2014, $0.5 million of other receivables were related to the co-packing arrangement for J.M. Smucker (see Note 1).

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note  6. Inventories

(In thousands)	December 31, 2014	June 30, 2014
Coffee
Processed	$18,364	$17,551
Unprocessed	20,170	21,164
Total	$38,534	$38,715
Tea and culinary products
Processed	$23,128	$22,381
Unprocessed	3,916	4,598
Total	$27,044	$26,979
Coffee brewing equipment parts	$5,099	$5,350
Total inventories	$70,677	$71,044
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
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment parts on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company anticipates its inventory levels at June 30, 2015 will decrease from June 30, 2014 levels, and, therefore, recorded $2.2 million and $2.5 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and six months ended December 31, 2014. No expected beneficial effect of the liquidation of LIFO inventory quantities was included in cost of goods sold in the three and six months ended December 31, 2013.
Note 7. Employee Benefit Plans
The Company provides pension plans for most full-time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. In addition, the Company contributes to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and seven multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, the Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. The Company also provides a postretirement death benefit to certain of its employees and retirees.
The Company is required to recognize the funded status of a benefit plan in its consolidated balance sheet. The Company is also required to recognize in other comprehensive income (loss) ("OCI") certain gains and losses that arise during the period but are deferred under pension accounting rules.
Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for the majority of its employees who are not covered under a collective bargaining agreement. The

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
(In thousands)
Service cost	$97	$100	$194	$200
Interest cost	1,415	1,452	2,830	2,904
Expected return on plan assets	(1,823)	(1,705)	(3,646)	(3,410)
Amortization of net loss(1)	303	336	606	672
Net periodic benefit (credit) cost	$(8)	$183	$(16)	$366
_____________
(1) These amounts represent the estimated portion of the net loss remaining in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
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
In fiscal 2012, the Company withdrew from the Labor Management Pension Fund and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established. Upon withdrawal, the employees covered under this multiemployer pension plan were included in the Company's 401(k) plan (the “401(k) Plan”). The short-term and long-term portions of this estimated withdrawal charge are reflected in current and long-term liabilities, respectively, on the Company’s

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

consolidated balance sheets at December 31, 2014 and June 30, 2014. As of December 31, 2014, a final determination of liability has not been made by the pension plan administrator and installment payments have not commenced.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Multiemployer Plans Other Than Pension Plans
The Company participates in seven multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before January 31, 2020.
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
The Company recorded matching contributions of $0.7 million and $0.5 million in operating expenses in the six months ended December 31, 2014 and 2013, respectively.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three and six months ended December 31, 2014 and 2013. Net periodic postretirement benefit credit for the three and six months ended December 31, 2014 is based on employee census information as of July 1, 2014 and asset information as of June 30, 2014.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
(In thousands)
Components of Net Periodic Postretirement Benefit Credit:
Service cost	$299	$(25)	598	(50)
Interest cost	235	163	470	405
Expected return on plan assets	—	—	—	—
Amortization of net gain	(125)	(445)	(250)	(441)
Amortization of unrecognized transition (asset) obligation	—	—	—	—
Amortization of net prior service credit	(439)	(440)	(878)	(879)
Net periodic postretirement benefit credit	$(30)	$(747)	$(60)	$(965)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2015	2014
Retiree Medical Plan discount rate	4.29%	4.80%
Death Benefit discount rate	4.48%	4.53%
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
The Loan Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including those relating to reporting requirements, maintenance of records, properties and corporate existence, compliance with laws, incurrence of other indebtedness and liens, limitations on certain payments, including the payment of dividends and capital expenditures, and transactions and extraordinary corporate events. The Loan Agreement allows the Company to pay dividends, provided, among other things, certain liquidity requirements are met, the aggregate amount of all

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

such payments in any fiscal year is not in excess of $7.0 million ($1.75 million in any fiscal quarter), and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Loan Agreement also contains financial covenants requiring the Borrowers to maintain minimum Excess Availability and Total Liquidity levels. The Loan Agreement allows the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company, to reflect events, conditions, or risks that would have a reasonable likelihood of adversely affecting the Lender’s collateral or the Company’s assets, including the Company’s green coffee inventory.
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the revolving credit facility. The swap transaction was intended to manage the Company's interest rate risk related to its revolving credit facility and required the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. The Company terminated the swap transaction on March 5, 2014. As of December 31, 2014, the Company had no interest rate swap transactions in place.
The Company had not designated its interest rate swap as an accounting hedge. The Company recorded the interest rate swap on its consolidated balance sheets at fair value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. No such gain or loss was recorded in the three and six months ended December 31, 2014. The Company recorded a gain of $2,000 in the three months ended December 31, 2013 and a loss of $(4,000) in the six months ended December 31, 2013 for the change in fair value of its interest rate swap (see Note 2).
On December 31, 2014, the Company was eligible to borrow up to a total of $75.0 million under the credit facility. As of December 31, 2014, the Company had outstanding borrowings of $1.3 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $62.5 million. At December 31, 2014, the weighted average interest rate on the Company's outstanding borrowings under the credit facility was 1.91%. As of December 31, 2014, the Company was in compliance with all restrictive covenants under the Loan Agreement.
Note 9. Share-based Compensation
On December 5, 2013, the Company’s stockholders approved the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan”), which is an amendment and restatement of, and successor to, the Farmer Bros. Co. 2007 Omnibus Plan. The principal change to the Amended Equity Plan was to limit awards under the plan to performance-based stock options and to restricted stock under limited circumstances.
Stock Options
The share-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the stock options. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Non-Qualified Stock Options With Time-Based Vesting ("NQOs")
 The following table summarizes NQO activity for the six months ended December 31, 2014:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	412,454	12.44	5.30	4.4	3,782
Granted	—	—	—	—	—
Exercised	(42,656)	15.12	5.74	—	370
Cancelled/Forfeited	(12,134)	10.31	4.91	—	—
Outstanding at December 31, 2014	357,664	12.20	5.26	4.0	6,171
Vested and exercisable, December 31, 2014	261,542	12.74	5.32	3.7	4,370
Vested and expected to vest, December 31, 2014	354,284	12.20	5.26	4.0	6,111
The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $29.45 at December 31, 2014 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of that date.
The aggregate fair value of NQO grants vested during the six months ended December 31, 2014 was $0.3 million. During the three and six months ended December 31, 2014, the Company received $0.1 million and $0.6 million in proceeds from exercises of vested NQOs. In each of the three and six months ended December 31, 2013, the Company received $0.1 million in proceeds from exercises of vested NQOs.
As of December 31, 2014 and 2013, there was $0.4 million and $1.0 million, respectively, of unrecognized compensation cost related to NQOs. Total compensation expense for NQOs was $0.1 million and $0.2 million in the three months ended December 31, 2014 and 2013, respectively. Total compensation expense for NQOs was $0.2 million and $0.4 million in the six months ended December 31, 2014 and 2013, respectively.
Non-Qualified Stock Options With Performance-Based and Time-Based Vesting ("PNQs")
 The following table summarizes PNQ activity for the six months ended December 31, 2014:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5	38
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	(9,399)	21.33	10.52	—	—
Outstanding at December 31, 2014	103,043	21.27	10.49	5.9	843
Vested and exercisable, December 31, 2014	33,167	21.33	10.52	5.8	269
Vested and expected to vest, December 31, 2014	96,676	21.27	10.49	5.9	791
 The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $29.45 at December 31, 2014 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of that date.
The PNQs shown in the table above vest over a three-year period with one-third of the total number of shares subject to each such PNQ vesting on the first anniversary of the grant date based on the Company’s achievement of a modified net income

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

target for the first fiscal year of the performance period as approved by the Compensation Committee, and the remaining two-thirds of the total number of shares subject to each PNQ vesting on the third anniversary of the grant date based on the Company’s achievement of a cumulative modified net income target for all three years during the performance period as approved by the Compensation Committee, in each case, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date. As of December 31, 2014, the Company met the performance targets for the first year and expects that it will achieve the cumulative performance targets set forth in the PNQ agreements.
Compensation expense for PNQs recognized in operating expenses in the three and six months ended December 31, 2014 was $0.1 million and $0.3 million, respectively. Compensation expense for PNQs recognized in operating expenses in each of the three and six months ended December 31, 2013 was $30,000. As of December 31, 2014 and June 30, 2014, there was $0.5 million and $0.9 million in unrecognized compensation cost related to PNQs.
Restricted Stock
The following table summarizes restricted stock activity for the six months ended December 31, 2014:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	96,212	10.27	1.5	2,079
Granted	—	—	—	—
Exercised/Released(1)	(28,402)	9.22	—	772
Cancelled/Forfeited	(8,984)	8.36	—	—
Outstanding at December 31, 2014	58,826	11.06	1.2	1,732
Expected to vest, December 31, 2014	56,132	13.85	1.2	1,653
 ______________
(1) Includes 4,297 shares that were withheld to meet the employees' minimum statutory tax withholding and retired.
The aggregate intrinsic value of shares outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $29.45 at December 31, 2014 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period.
Shares of restricted stock generally vest at the end of three years for eligible employees and officers who are employees. Shares of restricted stock generally vest ratably over a period of three years for directors. During the six months ended December 31, 2014, 28,402 shares of restricted stock vested, of which 4,297 shares were withheld to meet the employees' minimum statutory tax withholding and retired.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Total compensation expense recognized in the three months ended December 31, 2014 and 2013 was $0.1 million and $0.2 million, respectively. Total compensation expense recognized in the six months ended December 31, 2014 and 2013 was $0.1 million and $0.3 million, respectively. As of December 31, 2014 and June 30, 2014, there was approximately $0.3 million and $0.7 million, respectively, of unrecognized compensation cost related to restricted stock.
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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's net deferred tax

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

assets. Accordingly, the Company is maintaining a valuation allowance against its net deferred tax assets. The Company decreased its valuation allowance by $1.2 million in the three months ended December 31, 2014 to $70.4 million. The valuation allowance at June 30, 2014 was $72.6 million.
The Company will continue to monitor its cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that the Company will realize its net deferred tax assets. If the Company continues to be profitable, the Company may have enough positive evidence to release part or all of its valuation allowance against its net deferred tax assets during the second half of fiscal 2015.
A summary of the income tax expense recorded for the three and six months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2014	2013	2014	2013
Income before taxes	$3,148	$5,111	$5,861	$7,223

Income tax expense at statutory rate	1,070	1,738	1,993	2,456
State income tax expense, net of federal tax benefit	220	374	377	587
Valuation allowance	(1,235)	(1,847)	(2,211)	(2,582)
Other permanent items	197	137	291	248
Income tax expense	$252	$402	$450	$709
As of December 31, 2014 and June 30, 2014, the Company had no unrecognized tax benefits.

Note 11. Net Income Per Common Share

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2014	2013	2014	2013
Net income attributable to common stockholders—basic	$2,885	$4,676	$5,391	$6,468
Net income attributable to nonvested restricted stockholders	11	33	20	46
Net income	$2,896	$4,709	$5,411	$6,514

Weighted average common shares outstanding—basic	16,030,167	15,847,958	16,016,984	15,825,100
Effect of dilutive securities:
Shares issuable under stock options	153,971	116,724	141,741	79,356
Weighted average common shares outstanding—diluted	16,184,138	15,964,682	16,158,725	15,904,456
Net income per common share—basic	$0.18	$0.30	$0.34	$0.41
Net income per common share—diluted	$0.18	$0.29	$0.33	$0.41

Note 12. Commitments and Contingencies
As of December 31, 2014, the Company had committed to purchasing green coffee inventory totaling $16.4 million under fixed-price contracts and other inventory totaling $6.6 million under non-cancelable purchase orders.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 13. Subsequent Events
On November 17, 2014, the Company signed a definitive agreement to acquire from Rae' Launo Corporation ("RLC") assets relating to RLC's direct-store-delivery ("DSD") business that primarily serves convenience stores in the Southeast and RLC's in-room distributor channel that primarily serves the hospitality industry. Through this $1.5 million asset acquisition, the Company acquired additional customers and expanded its reach in the Southeastern United States. The acquisition transaction closed in January 2015.
On February 5, 2015, the Company announced a plan ("Corporate Relocation Plan") approved by the Board of Directors of the Company on February 3, 2015, pursuant to which the Company will close its Torrance, California facility and relocate these operations to a new manufacturing, distribution and corporate headquarters facility. The new facility is expected to be located in either Dallas/Fort Worth, Texas or Oklahoma City, Oklahoma pending the outcome of state and local government incentive negotiations and final site selection. The Company expects to close its Torrance facility in phases beginning in the summer of 2015. Construction of the new facility and relocation are expected to be completed by the end of the summer of 2016. Approximately 350 positions will be impacted as a result of the Torrance facility closure.
Subject to the finalization of certain estimates, the Company estimates that it will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility relocation costs and $7 million in other associated costs. The Company expects to incur certain other non-cash asset impairment costs and potential curtailment charges the amount of which the Company has not yet estimated.
The Company expects to recognize approximately 40% of the aggregate cash costs in fiscal 2015, including $1.0 million incurred in the first half of fiscal 2015, with the remainder expected to be recognized in fiscal 2016 and the first quarter of fiscal 2017. The Company also expects to incur approximately $35 million in new facility costs with an additional $20 million to $25 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. The capital expenditures associated with the new facility are expected to be partially offset by the net proceeds from the planned sale of the Company's Torrance facility. The Company believes the current land value of the Torrance facility, based strictly on comparable sales data and the size of the parcel (and without any changes or improvements to the parcel or the facility) is estimated to be between $28 million and $35 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (the "SEC") on September 16, 2014 (the "2014 10-K").  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of implementation of the Corporate Relocation Plan, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of the Company’s large national account customers, the extent of execution of plans for the growth of Company business, achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, our ability to refinance or replace our existing credit facility upon its expiration, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for any future period.
Corporate Relocation Plan
On February 5, 2015, we announced a plan (the "Corporate Relocation Plan") ") approved by our Board of Directors on February 3, 2015, pursuant to which we will close our Torrance, California facility and relocate these operations to a new state-of-the-art manufacturing, distribution and corporate headquarters facility. as discussed in Note 13, "Subsequent Events," of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.
Corrections to Previously Issued Financial Statements
Management’s discussion and analysis gives effect to the correction of certain errors to the accompanying unaudited consolidated statement of operations for the six months ended December 31, 2013 as discussed in Note 1, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q.
Liquidity and Capital Resources
Credit Facility
On September 12, 2011, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) among the Company and Coffee Bean International, Inc. ( “CBI”), as Borrowers, certain of the Company’s other subsidiaries, as Guarantors, the Lenders party thereto, and Wells Fargo Bank, National Association ("Wells Fargo"), as Agent.
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
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the revolving credit facility. The swap transaction was intended to manage our interest rate risk related to our revolving credit facility and required us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. We terminated the swap transaction on March 5, 2014. As of December 31, 2014, we had no interest rate swap transactions in place.
We did not designate our interest rate swap as an accounting hedge. In the three and six months ended December 31, 2013, we recorded in “Other, net” in our consolidated statement of operations a gain of $2,000 and a loss of $(4,000), respectively, for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three and six months ended December 31, 2014.
On December 31, 2014, we were eligible to borrow up to a total of $75.0 million under the credit facility. As of December 31, 2014, we had outstanding borrowings of $1.3 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $62.5 million. The weighted average interest rate on our outstanding borrowings under the credit facility was 1.91% at December 31, 2014. As of December 31, 2014, we were in compliance with all restrictive covenants under the Loan Agreement.
As of January 31, 2015, we had estimated outstanding borrowings of $5.6 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $58.2 million. As of January 31, 2015, the weighted average interest rate on our outstanding borrowings under the credit facility was 2.25%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our revolving credit facility described above. As of December 31, 2014, we had $4.7 million in cash and cash equivalents and $23.7 million in short-term investments. At December 31, 2014, as we had a net loss position in our coffee-related derivative margin accounts, $0.7 million of the cash in these accounts was restricted. At June 30, 2014, as we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted. We believe our revolving credit facility, to the extent available, in addition to our cash flows from operations and other liquid assets, are sufficient to fund our working capital and capital expenditure requirements for the next 12 months on the basis of current operations, excluding the Corporate Relocation Plan. Capital expenditures related to the Corporate Relocation Plan in excess of the proceeds from the anticipated sale of our Torrance facility are expected to be funded through cash flows from operations and additional debt, which will result in higher interest expense. Our existing credit facility expires in March 2015. We may be unable to extend or replace this credit facility on terms acceptable to us, or at all.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $2.4 million in the six months ended December 31, 2014 compared to net cash provided by operating activities of $20.4 million in the six months ended December 31, 2013. Net cash provided by operating activities in the six months ended December 31, 2014 was due to lower net income, in addition to a higher level of cash outflows from operating activities primarily from payments of accounts payable balances and payroll expenses including accrued bonuses, and from increase in accounts receivable balances. In the six months ended December 31, 2013, net cash provided by operating activities resulted from a higher net income along with lower cash outflows for payments of accounts payable and payroll expenses and from a decrease in trade receivable balances. In addition, timing differences between the receipt or payment of cash and recognition of the related net gains (losses) from derivative instruments contributed to the differences in cash from operations in the reported periods. In the six months ended December 31, 2014, non-cash net gains from derivative instruments contributed to the reduction in cash flows from operations. In the six months ended December 31, 2013, non-cash net losses from derivative instruments contributed to the cash inflows from operations.
Net cash used in investing activities was $9.3 million in the six months ended December 31, 2014 compared to $11.8 million in the six months ended December 31, 2013. Net cash used in investing activities in the six months ended December 31, 2014 included $9.4 million for purchases of property, plant and equipment offset by proceeds from sales of assets of $0.1 million compared to $12.1 million for purchases of property, plant and equipment offset by proceeds from sales of assets of $0.3 million in the six months ended December 31, 2013.
Net cash used in financing activities was $0.4 million in the six months ended December 31, 2014 compared to $3.4 million in the six months ended December 31, 2013. Net cash used in financing activities in the six months ended December 31, 2014 included net borrowings on our credit facility of $1.0 million, compared to net repayments of $1.8 million in the six months ended December 31, 2013. Proceeds from stock option exercises during the six months ended December 31, 2014 were $0.6 million compared to $0.1 million in the six months ended December 31, 2013. Net cash used in financing activities in the six months ended December 31, 2014 included $0.1 million in tax withholding payments related to net share settlement of equity awards.
In the six months ended December 31, 2014, we capitalized $9.4 million in property, plant and equipment purchases which included $5.8 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.5 million in building and facility improvements, $2.9 million in expenditures for vehicles, and machinery and equipment, and $0.2 million in information technology related expenditures.
Our expected capital expenditures for fiscal 2015 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment, and expected capital expenditures related to the Corporate Relocation Plan and will exceed our fiscal 2014 levels.
Our working capital is composed of the following:

(In thousands)	December 31, 2014	June 30, 2014
Current assets	$151,160	$157,460
Current liabilities	72,021	76,870
Working capital(1)	$79,139	$80,590
____________
(1) Includes in $3.7 million in short-term derivative liabilities at December 31, 2014 and $5.2 million in short-term derivative assets at June 30, 2014.

Contractual Obligations
As of December 31, 2014, we had committed to purchasing green coffee inventory totaling $16.4 million under fixed-price contracts and other inventory totaling $6.6 million under non-cancelable purchase orders.
Results of Operations
Net sales in the three months ended December 31, 2014 increased $1.7 million, or 1.2%, to $144.8 million from $143.1 million in the three months ended December 31, 2013. Net sales in the six months ended December 31, 2014 increased $8.1 million, or 3.0%, to $280.8 million from $272.7 million in the six months ended December 31, 2013. The increase in net sales in the three and six months ended December 31, 2014 included $0.8 million and $0.6 million, respectively, in price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer. The change in net sales in the three and six months ended December 31, 2014 as compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended December 31, 2014 vs. December 31, 2013	Six Months Ended December 31, 2014 vs. December 31, 2013
Effect of change in unit sales	$(3.4)	$2.4
Effect of pricing and product mix changes	5.1	5.7
Total increase in net sales	$1.7	$8.1
Unit sales decreased (2)% in the three months ended December 31, 2014 as compared to the same period in the prior fiscal year primarily due to decreases in unit sales of our coffee, culinary, spice and other beverage products, offset, in part, by an increase in unit sales of our iced and hot tea products. In the three months ended December 31, 2014, we processed and sold approximately 23.1 million pounds of green coffee as compared to approximately 23.8 million pounds of green coffee processed and sold in the same period of the prior fiscal year.

There were no new product category introductions in the three months ended December 31, 2014 or 2013 which had a material impact on our net sales.
Unit sales increased 1% in the six months ended December 31, 2014 as compared to the same period in the prior fiscal year primarily due to increases in unit sales of our coffee, iced and hot tea, spice and other beverage products, offset, in part, by a decrease in unit sales of our frozen coffee and culinary products. In the six months ended December 31, 2014, we processed and sold approximately 45.9 million pounds of green coffee as compared to approximately 45.1 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the six months ended December 31, 2014 or 2013 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended December 31,
	2014		2013
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$89,259	62%	$87,087	61%
Coffee (Frozen)	9,766	7%	10,187	7%
Tea (Iced & Hot)	6,984	5%	6,806	5%
Culinary	13,971	9%	14,720	10%
Spice	8,002	5%	8,040	5%
Other beverages(1)	15,880	11%	15,311	11%
Net sales by product category	143,862	99%	142,151	99%
Fuel surcharge	947	1%	978	1%
Net sales	$144,809	100%	$143,129	100%
____________
(1) Includes all beverages other than coffee and tea.

	Six Months Ended December 31,
	2014		2013
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$173,524	62%	$166,243	61%
Coffee (Frozen)	18,860	7%	19,207	7%
Tea (Iced & Hot)	14,207	5%	13,791	5%
Culinary	27,647	10%	29,418	11%
Spice	16,104	5%	15,970	6%
Other beverages(1)	28,539	10%	26,083	9%
Net sales by product category	278,881	99%	270,712	99%
Fuel surcharge	1,912	1%	1,946	1%
Net sales	$280,793	100%	$272,658	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of goods sold in the three months ended December 31, 2014 increased $2.9 million, or 3.3%, to $91.7 million, or 63.3% of net sales, from $88.8 million, or 62.0% of net sales, in the three months ended December 31, 2013. The increase in cost of goods sold in the three months ended December 31, 2014 was primarily due to a 43% increase in the average cost of green coffee purchased. Cost of goods sold in the six months ended December 31, 2014 increased $9.2 million, or 5.4%, to $179.5 million, or 63.9% of net sales, from $170.3 million, or 62.5% of net sales, in the six months ended December 31, 2013. The increase in cost of goods sold in the six months ended December 31, 2014 was primarily due to a 35% increase in the average cost of green coffee purchased. In addition, we recorded the cost of the remainder of our green coffee shipments that we received in the six months ended

December 31, 2014, for which the corresponding large marked-to-market hedging gains were recognized in our prior fiscal year. Cost of goods sold in the three and six months ended December 31, 2014 included $5.1 million and $9.8 million, respectively, in coffee-related derivative gains reclassified into cost of goods sold to match the cash flow hedged coffee purchases in cost of goods sold. Cost of goods sold in the three and six months ended December 31, 2013 included $(3.7) million and $(6.0) million, respectively, in coffee-related derivative losses reclassified into cost of goods sold to match the cash flow hedged coffee purchases in cost of goods sold.
We anticipate our inventory levels at June 30, 2015 will decrease from June 30, 2014 levels, and, therefore, recorded $2.2 million and $2.5 million in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and six months ended December 31, 2014, respectively. Cost of goods sold in the three and six months ended December 31, 2013 did not include any expected beneficial effect of the liquidation of LIFO inventory quantities.
Gross profit in the three months ended December 31, 2014 decreased $(1.3) million, or (2.3)%, to $53.1 million from $54.4 million in the three months ended December 31, 2013, primarily due to the 43% increase in the average cost of green coffee purchased, partially offset by the increase in net sales. Gross profit in the six months ended December 31, 2014 decreased $(1.1) million, or (1.1)%, to $101.3 million from $102.4 million in the six months ended December 31, 2013, primarily due to the 35% increase in the average cost of green coffee purchased, partially offset by the increase in net sales. Gross margin decreased to 36.7% and 36.1%, respectively, in the three and six months ended December 31, 2014 from 38.0% and 37.5%, respectively, in the three and six months ended December 31, 2013, primarily due to the higher average cost of green coffee purchased.
In the three months ended December 31, 2014, operating expenses increased $0.9 million to $49.6 million, or 34.3% of net sales, as compared to $48.7 million, or 34.0% of net sales, in the three months ended December 31, 2013. Operating expenses in the three months ended December 31, 2014 increased primarily due to a $1.3 million increase in selling expenses and a $0.1 million increase in net losses from sales of assets, primarily real estate, offset by a $(0.5) million decrease in general and administrative expenses, as compared to the three months ended December 31, 2013. The increase in operating expenses in the three months ended December 31, 2014 was primarily due to the presence of restructuring and other transition expenses attributable to the Corporate Relocation Plan consisting primarily of consulting and legal expenses as compared to the same period in the prior fiscal year.
In the six months ended December 31, 2014, operating expenses increased $1.5 million to $95.2 million, or 33.9% of net sales, as compared to $93.7 million, or 34.4% of net sales, in the six months ended December 31, 2013. Operating expenses in the six months ended December 31, 2014 increased primarily due to a $3.1 million increase in selling expenses and a $0.3 million increase in net losses from sales of assets, primarily real estate, offset, in part, by a $(2.0) million decrease in general and administrative expenses, as compared to the six months ended December 31, 2013. The increase in selling expenses in the six months ended December 31, 2014 was primarily due to an increase in salaries-related expenses and freight charges, as compared to the same period in the prior fiscal year. The decrease in general and administrative expenses in the six months ended December 31, 2014 was primarily due to the absence of expenses related to the restatement of certain prior period financial statements and the absence of intangible assets amortization expense, partially offset by an increase in retiree medical expenses, ESOP expenses and the presence of restructuring and other transition expenses attributable to the Corporate Relocation Plan consisting primarily of consulting and legal expenses, as compared to the same period in the prior fiscal year.
Income from operations in the three months ended December 31, 2014 decreased to $3.5 million from $5.7 million in the three months ended December 31, 2013, primarily due to lower gross profit and higher selling expenses partially offset by lower general and administrative expenses. Income from operations in the six months ended December 31, 2014 decreased to $6.1 million from $8.7 million in the six months ended December 31, 2013, primarily due to lower gross profit and higher selling expenses partially offset by lower general and administrative expenses.
Total other expense in the three months ended December 31, 2014 and 2013 was $(0.4) million and $(0.5) million, respectively. Total other expense in the three months ended December 31, 2014 included net losses from coffee-related derivative instruments of $(0.7) million, partially offset by the reduction in interest expense, whereas, total other expense in the three months ended December 31, 2013 included $(0.4) million in interest expense, partially offset by lower net losses on coffee-related derivative instruments. Total other expense in the six months ended December 31, 2014 and 2013 was $(0.2) million and $(1.4) million, respectively. The decrease in total other expense in the six months ended December 31, 2014 compared to the same period in the prior fiscal year was primarily due to a decrease in net losses from our coffee-related derivative instruments and a decrease in interest expense.

Net losses from coffee-related derivative instruments recorded in "Other, net" in the three months ended December 31, 2014 included $(0.8) million in net losses from coffee-related derivative instruments not designated as accounting hedges, and $(0.1) million in net losses from coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net losses from coffee-related derivative instruments recorded in "Other, net" in the six months ended December 31, 2014 included $(0.7) million in net losses from coffee-related derivative instruments not designated as accounting hedges, and $(0.2) million in net losses from coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the three and six months ended December 31, 2014, we recorded income tax expense of $0.3 million and $0.5 million, respectively, compared to $0.4 million and $0.7 million, respectively, in the three and six months ended December 31, 2013.
As of June 30, 2014, our valuation allowance was $72.6 million. In the three months ended December 31, 2014, we decreased our valuation allowance by $1.2 million to $70.4 million. We will continue to monitor our cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets. If we continue to be profitable, we may have enough positive evidence to release part or all of our valuation allowance against our net deferred tax assets during the second half of fiscal 2015.
As a result of the foregoing factors, net income in the three months ended December 31, 2014 was $2.9 million, or $0.18 per diluted common share, compared to $4.7 million, or $0.29 per diluted common share, in the three months ended December 31, 2013. Net income in the six months ended December 31, 2014 was $5.4 million, or $0.33 per diluted common share, compared to $6.5 million, or $0.41 per diluted common share, in the six months ended December 31, 2013.
Non-GAAP Financial Measures
In addition to net income determined in accordance with GAAP, we use certain non-GAAP financial measures, including “Adjusted EBITDA,” "Adjusted EBITDA Margin," "Net income excluding restructuring and other transition expenses" and "Net income excluding restructuring and other transition expenses per common share—diluted" in assessing our operating performance. We believe these non-GAAP financial measures provide a useful measure of the Company’s operating results, a meaningful comparison with historical results and with the results of other companies, and insight into the Company's ongoing operating performance. Further, management utilizes these measures, in addition to GAAP measures, when evaluating and comparing the Company's operating performance against internal financial forecasts and budgets.
We define “Adjusted EBITDA” as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, non-cash pension withdrawal expense, other similar non-cash expenses and, beginning in the quarter ended December 31, 2014, restructuring and other transition expenses associated with the Corporate Relocation Plan. Restructuring and other transition expenses are expenses that are directly attributable to the Corporate Relocation Plan, consisting primarily of consulting and legal expenses in the three and six months ended December 31, 2014. We have excluded these restructuring and other transition expenses because we believe they are not reflective of our ongoing operating results. We define “Adjusted EBITDA Margin” as Adjusted EBITDA expressed as a percentage of net sales. We define “Net income excluding restructuring and other transition expenses” as net income excluding restructuring and other transition expenses associated with the Corporate Relocation Plan, net of tax. We define “Net income excluding restructuring and other transition expenses per common share—diluted” as net income excluding restructuring and other transition expenses divided by the weighted-average number of common shares outstanding, inclusive of the dilutive effect of common equivalent shares outstanding during the period.
Adjusted EBITDA, Adjusted EBITDA Margin, Net income excluding restructuring and other transition expenses and Net income excluding restructuring and other transition expenses per common share—diluted, as defined by us, may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net income to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
($ in thousands)	2014	2013	2014	2013
Net income, as reported(1)	$2,896	$4,709	$5,411	$6,514
Income tax expense	252	402	450	709
Interest expense	208	393	415	765
Depreciation and amortization expense	6,163	7,054	12,419	14,478
ESOP and share-based compensation expense	1,622	1,230	2,880	2,134
Restructuring and other transition expenses	784	—	974	—
Adjusted EBITDA(1)	$11,925	$13,788	$22,549	$24,600
Adjusted EBITDA Margin	8.2%	9.6%	8.0%	9.0%
__________
(1) Includes $2.2 million and $0 in expected beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold in the three months ended December 31, 2014 and 2013, respectively. Includes $2.5 million and $0 in expected beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold in the six months ended December 31, 2014 and 2013, respectively.

Set forth below is a reconciliation of reported net income to Net income excluding restructuring and other transition expenses and reported net income per common share—diluted to Net income excluding restructuring and other transition expenses per common share—diluted (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
($ in thousands)	2014	2013	2014	2013
Net income, as reported(1)	$2,896	$4,709	$5,411	$6,514
Restructuring and other transition expenses, net of tax of zero(2)	784	—	974	—
Net income excluding restructuring and other transition expenses	$3,680	$4,709	$6,385	$6,514

Net income per common share—diluted, as reported	$0.18	$0.29	$0.33	$0.41
Impact of restructuring and other transition expenses, net of tax of zero(2)	$0.05	$—	$0.06	$—
Net income excluding restructuring and other transition expenses per common share—diluted	$0.23	$0.29	$0.39	$0.41
____________
(1) Includes $2.2 million and $0 in expected beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold in the three months ended December 31, 2014 and 2013, respectively. Includes $2.5 million and $0 in expected beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold in the six months ended December 31, 2014 and 2013, respectively.
(2) The impact of restructuring and other transition expenses on income tax expense was not material.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at December 31, 2014. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At December 31, 2014, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at December 31, 2014	Change in Market Value
Interest Rate Changes
–150 basis points	$24,626	$939
–100 basis points	$24,380	$693
Unchanged	$23,687	$—
+100 basis points	$22,831	$(856)
+150 basis points	$22,399	$(1,288)
The Loan Agreement for our revolving credit facility provides for interest rates based on modified Monthly Average Excess Availability levels with a range of PRIME + 0% to PRIME + 0.50% or Adjusted Eurodollar Rate + 1.75% to Adjusted Eurodollar Rate + 2.25%. Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under our revolving credit facility. We terminated the swap transaction on March 5, 2014. As of December 31, 2014, we had no interest rate swap transactions in place.
We did not designate our interest rate swap as an accounting hedge and recorded the gain or loss from changes in fair value of the interest rate swap in "Other, net" in our consolidated statements of operations. In the three and six months ended December 31, 2013, we recorded a gain of $2,000 and a loss of $(4,000), respectively, for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three and six months ended December 31, 2014.
As of December 31, 2014, we had outstanding borrowings of $1.3 million, utilized $11.2 million of the letters of credit sublimit, and had excess availability under the credit facility of $62.5 million. The weighted average interest rate on our outstanding borrowings under the credit facility at December 31, 2014 was 1.91%.
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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported as AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three months ended December 31, 2014 and 2013, we reclassified $5.1 million in net gains and $(3.7) million in net losses, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. In each of the three months ended December 31, 2014 and 2013, we recognized in "Other, net" $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. In the six months ended December 31, 2014 and 2013, we recognized in "Other, net" $(0.2) million and $(0.7) million, respectively, in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
In the three months ended December 31, 2014 and 2013, we recorded net losses from coffee-related derivative instruments not designated as accounting hedges in "Other, net" in the amounts of $(0.8) million and $(0.2) million, respectively. In the six months ended December 31, 2014 and 2013, we recorded net losses from coffee-related derivative instruments not designated as accounting hedges in "Other, net" in the amounts of $(0.7) million and $(0.5) million, respectively.
The following table summarizes the potential impact as of December 31, 2014 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

(In thousands)	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

Coffee-related derivative instruments(1)	$604	$(604)	$4,812	$(4,812)
__________

(1)
The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2014. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
On August 31, 2012, the Council for Education and Research on Toxics (“CERT”) filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”) that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has demanded that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65.
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
To date, the pleadings stage of case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these issues have been completed, and the parties filed trial briefs. The trial for these first phase defenses commenced on September 8, 2014 and completed on November 4, 2014.  Closing arguments for this phase of the trial are scheduled to take place February 26, 2015. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
We are party to various other pending legal and administrative proceedings. It is our opinion that the outcome of such proceedings will not have a material impact on our financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
The information set forth in this report should be read in conjunction with the risk factor set forth below and the risk factors discussed in Part I, Item 1A of the 2014 10-K.
WE EXPECT TO INCUR SIGNIFICANT COSTS ASSOCIATED WITH THE EXIT FROM OUR TORRANCE, CALIFORNIA FACILITY AND RELOCATION TO A NEW FACILITY. THE CORPORATE RELOCATION PLAN MAY BE UNSUCCESSFUL OR LESS SUCCESSFUL THAN WE PRESENTLY ANTICIPATE AND MAY ADVERSELY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.
On February 5, 2015, we announced a plan (the “Corporate Relocation Plan”) to close our Torrance, California facility and relocate these operations to a new manufacturing, distribution and corporate headquarters facility, which is expected to affect approximately 350 positions as a result of the Torrance facility closure. We cannot guarantee that we will be successful in implementing the Corporate Relocation Plan in a timely manner or at all, or that such efforts will not interfere with our ability to achieve our business objectives. For example, our restructuring activities could disrupt our ongoing operations, which could adversely affect our ability to deliver products both on a timely basis and in accordance with customer requirements, the effect of which could delay revenues or result in lost business opportunities. Moreover, reductions in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business which may cause them to delay or curtail doing business with us, may increase the likelihood of key employees leaving the Company or make it more difficult to recruit new employees, and may have an adverse impact on our business. Restructuring efforts have caused and will continue to cause us to incur significant expenses and other costs, including potential impairment losses on our long-lived assets, write-offs of inventory and losses on the disposal of fixed assets. The timing and costs to implement the Corporate Relocation Plan, including completion of the new facility, may exceed our expectations which will interfere with our ability to achieve our business objectives or could cause us to incur indebtedness in amounts in excess of expectations. If we fail to achieve our objectives of the Corporate Relocation Plan, further restructuring may be necessary. The inability to successfully complete the Corporate Relocation Plan could have a material adverse impact on our business, operating results and financial condition.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ MICHAEL H. KEOWN
Michael H. Keown
President and Chief Executive Officer
(chief executive officer)
February 9, 2015

By:	/s/ MARK J. NELSON
Mark J. Nelson
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
February 9, 2015

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

10.8
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.9
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.10
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).*

10.11
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February10, 2014 and incorporated herein by reference).*

10.12
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).*

10.13
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.14
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 7, 2012 and incorporated herein by reference).*

10.15
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

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

10.24
Amendment No. 1 to Employment Agreement, effective as of September 1, 2014, by and between Farmer Bros. Co. and Thomas W. Mortensen (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014 and incorporated herein by reference).*

10.25
Employment Agreement, dated as of December 2, 2014, by and between Farmer Bros. Co. and Barry C. Fischetto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).*

10.26
Separation Agreement, dated as of December 12, 2013, by and between Farmer Bros. Co. and Hortensia R. Gomez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.27
Separation Agreement, dated as of July 16, 2014, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2014 and incorporated herein by reference).*

10.28
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.29
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

10.30	Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed herewith).*

10.31
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.32
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.33
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.34
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.35
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference).*

10.36
Form of Target Award Notification Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.37
Form of Award Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.38
Form of Target Award Notification Letter (Fiscal 2015) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.39	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed herewith).*

10.40
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.