Form 10-Q
period 2015-03-31
FARMER BROTHERS CO
filed 2015-05-11
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
YES ☐ NO  ☒
As of May 8, 2015 the registrant had 16,638,385 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,412	$11,993
Restricted cash	7,192	—
Short-term investments	23,970	22,632
Accounts and notes receivable, net	44,300	42,230
Inventories	57,351	71,044
Income tax receivable	670	228
Short-term derivative assets	—	5,153
Prepaid expenses	3,630	4,180
Total current assets	146,525	157,460
Property, plant and equipment, net	90,377	95,641
Goodwill and intangible assets, net	6,741	5,628
Other assets	6,001	7,034
Deferred income taxes	414	414
Total assets	$250,058	$266,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,040	$44,336
Accrued payroll expenses	17,692	22,190
Short-term borrowings under revolving credit facility	10,096	78
Short-term obligations under capital leases	3,493	3,779
Short-term derivative liabilities	9,556	—
Deferred income taxes	1,169	1,169
Other current liabilities	6,181	5,318
Total current liabilities	77,227	76,870
Accrued postretirement benefits	19,279	19,970
Accrued pension liabilities	39,070	40,256
Accrued workers’ compensation liabilities	8,124	7,604
Other long-term liabilities—capital leases	3,265	5,924
Other long-term liabilities (Note 11)	327	—
Deferred income taxes	785	689
Total liabilities	$148,077	$151,313
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,638,385 and 16,562,450 issued and outstanding at March 31, 2015 and June 30, 2014, respectively	16,638	16,562
Additional paid-in capital	36,485	35,917
Retained earnings	109,051	106,212
Unearned ESOP shares	(11,234)	(16,035)
Accumulated other comprehensive loss	(48,959)	(27,792)
Total stockholders’ equity	$101,981	$114,864
Total liabilities and stockholders’ equity	$250,058	$266,177
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net sales	$132,507	$125,525	$413,300	$398,183
Cost of goods sold	85,938	77,473	265,468	247,752
Gross profit	46,569	48,052	147,832	150,431
Selling expenses	37,653	42,592	115,702	117,528
General and administrative expenses	6,618	7,498	22,513	26,327
Restructuring and other transition expenses	3,596	—	4,570	—
Net losses (gains) from sales of assets	107	37	346	(13)
Operating expenses	47,974	50,127	143,131	143,842
(Loss) income from operations	(1,405)	(2,075)	4,701	6,589
Other (expense) income:
Dividend income	294	276	879	802
Interest income	364	114	543	332
Interest expense	(474)	(277)	(889)	(1,042)
Other, net	(1,569)	4,664	(2,163)	3,244
Total other (expense) income	(1,385)	4,777	(1,630)	3,336
(Loss) income before taxes	(2,790)	2,702	3,071	9,925
Income tax (benefit) expense	(218)	196	232	904
Net (loss) income	$(2,572)	$2,506	$2,839	$9,021
Net (loss) income per common share—basic	$(0.16)	$0.16	$0.18	$0.57
Net (loss) income per common share—diluted	$(0.16)	$0.16	$0.17	$0.57
Weighted average common shares outstanding—basic	16,223,981	15,955,227	16,200,747	15,865,595
Weighted average common shares outstanding—diluted	16,223,981	16,082,186	16,343,138	15,963,755
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net (loss) income	$(2,572)	$2,506	$2,839	$9,021
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges	(9,117)	26,561	(11,700)	21,175
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	375	845	(9,467)	6,799
Total comprehensive (loss) income, net of tax	$(11,314)	$29,912	$(18,328)	$36,995
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,839	$9,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,554	21,335
Provision for doubtful accounts	186	78
Restructuring and other transition expenses, net of payments	2,679	—
Deferred income taxes	96	110
Net losses (gains) from sales of assets	346	(13)
ESOP and share-based compensation expense	4,294	3,415
Net (gains) losses on derivative instruments and investments	(7,058)	4,235
Change in operating assets and liabilities:
Restricted cash	(7,192)	8,084
Purchases of trading securities held for investment	(3,209)	(4,456)
Proceeds from sales of trading securities held for investment	2,151	3,443
Accounts and notes receivable	(2,255)	(818)
Inventories	13,659	(10,397)
Income tax receivable	(443)	234
Derivative assets, net	1,308	(7,059)
Prepaid expenses and other assets	1,287	309
Accounts payable	(15,166)	6,665
Accrued payroll expenses and other current liabilities	(6,207)	(51)
Accrued postretirement benefits	(691)	(1,028)
Other long-term liabilities	(666)	747
Net cash provided by operating activities	$4,512	$33,854
Cash flows from investing activities:
Acquisition of business	(1,200)	—
Purchases of property, plant and equipment	(13,563)	(19,340)
Proceeds from sales of property, plant and equipment	214	378
Net cash used in investing activities	$(14,549)	$(18,962)
Cash flows from financing activities:
Proceeds from revolving credit facility	59,748	33,871
Repayments on revolving credit facility	(50,200)	(45,001)
Payment of financing costs	(244)	—
Payments of capital lease obligations	(2,999)	(2,725)
Proceeds from stock option exercises	1,267	1,441
Tax withholding payment related to net share settlement of equity awards	(116)	—
Net cash provided by (used in) financing activities	$7,456	$(12,414)
Net (decrease) increase in cash and cash equivalents	$(2,581)	$2,478
Cash and cash equivalents at beginning of period	11,993	2,678
Cash and cash equivalents at end of period	$9,412	$5,156
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Events occurring subsequent to March 31, 2015 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2015.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 16, 2014.
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
Corrections to Previously Issued Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the period ended March 31, 2014, the Company identified certain errors in the consolidated statements of operations. Accordingly, the Company has corrected the accompanying unaudited consolidated statement of operations for the nine months ended March 31, 2014 in order to comply with GAAP.
The corrections to the consolidated statements of operations include:

1.	reclassification of fuel surcharges billed to customers previously netted against the Company's fuel expenses in "Selling expenses" to "Net sales"; and

2.	reclassification of certain labor and overhead expenses previously included in "Selling expenses" and "General and administrative expenses" to "Cost of goods sold."
These errors had no impact on the amounts previously reported in the Company’s consolidated balance sheets, statements of cash flows and statements of comprehensive income (loss). Management has evaluated the materiality of these errors quantitatively and qualitatively, including the impact of the errors on gross profit and income from operations, and has concluded that the corrections of these errors are immaterial to the consolidated financial statements as a whole.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The accompanying unaudited consolidated statement of operations for the nine months ended March 31, 2014 has been corrected for the errors described above. The following table presents the impact of these corrections:

Consolidated Statement of Operations Data	Nine Months Ended March 31, 2014
(In thousands)	As Previously Reported	Adjustments	As Corrected
Net sales	$395,312	$2,871	$398,183
Cost of goods sold	242,612	5,140	247,752
Gross profit	152,700	(2,269)	150,431
Selling expenses	118,487	(959)	117,528
General and administrative expenses	27,637	(1,310)	26,327
Net gains from sales of assets	(13)	—	(13)
Operating expenses	146,111	(2,269)	143,842
Income from operations	6,589	—	6,589
Other income (expense):
Dividend income	802	—	802
Interest income	332	—	332
Interest expense	(1,042)	—	(1,042)
Other, net	3,244	—	3,244
Total other income	3,336	—	3,336
Income before taxes	9,925	—	9,925
Income tax expense	904	—	904
Net income	$9,021	$—	$9,021
Corporate Relocation Plan
On February 5, 2015, the Company announced a plan (the "Corporate Relocation Plan") approved by the Board of Directors of the Company on February 3, 2015, pursuant to which the Company will close its Torrance, California facility and relocate these operations to a new manufacturing, distribution and corporate headquarters facility. The new facility will be located in the Town of Northlake, Denton County, Texas, in the Dallas/Ft. Worth area. The Company expects to close its Torrance facility in phases beginning in the summer of 2015. Construction of the new facility and relocation are expected to be completed by the end of the summer of 2016.
Expenses related to the Corporate Relocation Plan included in "Relocation and other transition expenses" in the Company's consolidated statements of operations include employee retention and separation benefits, facility relocation costs, and other related costs such as travel, legal, consulting and other professional services. In order to receive the retention and/or separation benefits, impacted employees are required to provide service through their retention dates which vary from May 2015 through March 2016 or separation dates which vary from May 2015 through June 2016. A liability for such retention and separation benefits was recorded at the communication date in "Accrued payroll expenses" on the Company's consolidated balance sheets and will be updated in subsequent periods based on the then available estimates until all obligations are settled. Facility relocation costs and other related costs are recognized in the period when the liability is incurred.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

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
For coffee-related derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative is reported as accumulated other comprehensive income (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Any ineffective portion of the derivative instrument's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
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
The fair value of derivative instruments is based upon broker quotes. At March 31, 2015 and 2014, approximately 86% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 4).
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements in the three months ended March 31, 2015 and 2014 were $6.7 million and $6.6 million,

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

respectively. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended March 31, 2015 and 2014 was $2.6 million and $2.8 million, respectively.
Coffee brewing equipment costs included in cost of goods sold in each of the nine months ended March 31, 2015 and 2014 were $19.6 million. Depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the nine months ended March 31, 2015 and 2014 was $7.8 million and $8.6 million, respectively.
The Company capitalized coffee brewing equipment in the amount of $8.6 million and $9.8 million in the nine months ended March 31, 2015 and 2014, respectively.
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
Computation of net loss per share for the three months ended March 31, 2015 excludes a total of 557,818 shares issuable under stock options, because the Company incurred a net loss and including them would be anti-dilutive. Computation of EPS for the three months ended March 31, 2014 includes the dilutive effect of 126,959 shares issuable under stock options, and computation of EPS for the nine months ended March 31, 2015 and 2014 includes the dilutive effect of 142,391 shares and 98,160 shares issuable under stock options, respectively (see Note 14). Computation of EPS for the three months ended March 31, 2014 excludes 25,253 shares issuable under stock options because including them would be anti-dilutive. Computation of EPS for the nine months ended March 31, 2015 and 2014 excludes 6,166 shares and 14,487 incremental shares issuable under stock options, respectively, because including them would be anti-dilutive.
Dividends
The Company’s Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, credit agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors.
Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company performs its annual impairment test of goodwill and/or other indefinite-lived intangible assets as of June 30. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

of such assets has decreased below their carrying value. There were no such events or circumstances during the nine months ended March 31, 2015.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the nine months ended March 31, 2015. The Company may incur certain other non-cash asset impairment costs in connection with the Corporate Relocation Plan which have not yet been determined.
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
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims was $10.6 million and $9.6 million, respectively, and the estimated recovery from reinsurance was $1.2 million as of March 31, 2015 and June 30, 2014. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively. The estimated insurance receivable is included in "Other assets" on the Company's consolidated balance sheets.
Due to its failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company posted a $6.5 million letter of credit at March 31, 2015 and at June 30, 2014 as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans.
The estimated liability related to the Company's self-insured group medical insurance at March 31, 2015 and June 30, 2014 was $1.0 million and $0.8 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company retains the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims at March 31, 2015 and June 30, 2014 was $0.8 million and $0.4 million, respectively.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Recently Adopted Accounting Standards
None.
New Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

of the costs is reported as interest expense. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 is effective for the Company beginning July 1, 2016. Adoption of ASU 2015-03 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20); Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both unusual in nature and infrequently occurring. Under ASU 2015-01, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. ASU 2015-01 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption permitted, but adoption must occur at the beginning of a fiscal year. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. ASU 2015-01 is effective for the Company beginning July 1, 2016. Adoption of ASU 2015-01 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”). ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
Note 2. Acquisition
On January 12, 2015, the Company completed the acquisition of substantially all of the assets of Rae' Launo Corporation ("RLC") relating to its direct-store-delivery and in-room distribution business in the Southeastern United States. The purchase price was $1.5 million, consisting of $1.2 million in cash paid at closing and earnout payments of up to $0.1 million each year over a three-year period based on achievement of certain milestones.
The accompanying unaudited consolidated financial statements include RLC's results since the date of acquisition. At closing, the Company received substantially all of the fixed assets of RLC. The Company did not assume any liabilities of RLC. Disclosure of the impact of the acquisition on a pro forma basis as if the results of RLC had been included from the beginning of the periods presented has not been included in the accompanying consolidated financial statements as the impact was not material.
The acquisition has been accounted for as a business combination. The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of January 12, 2015 as determined by management based upon a third-party valuation.
The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, based on the final purchase price allocation:

Fair Values of Assets Acquired		Estimated Useful Life (years)
(In thousands)
Property, plant and equipment	$338
Intangible assets:
Non-compete agreement	20	3.0
Customer relationships	870	4.5
Goodwill	272
Total assets acquired	$1,500

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The excess of the purchase price over the total fair value of assets acquired is included as goodwill. Intangible assets consist of a non-compete agreement and customer relationships with a total net carrying value and accumulated amortization as of March 31, 2015 of $0.8 million and $50,000, respectively.  Estimated aggregate amortization of acquired intangible assets, calculated on a straight-line basis and based on estimated fair values, for the remainder of fiscal 2015 and the following four fiscal years are $0.1 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million, respectively.
Note 3. Corporate Relocation Plan
On February 5, 2015, the Company announced the Corporate Relocation Plan approved by the Board of Directors of the Company on February 3, 2015, pursuant to which the Company will close its Torrance, California facility and relocate these operations to a new manufacturing, distribution and corporate headquarters facility. The new facility will be located in the Town of Northlake, Denton County, Texas in the Dallas/Ft. Worth area. The Company expects to close its Torrance facility in phases beginning in the summer of 2015. Construction of the new facility and relocation are expected to be completed by the end of the summer of 2016. Approximately 350 positions are impacted as a result of the Torrance facility closure. The Torrance facility is expected to be sold after the relocation.
Expenses related to the Corporate Relocation Plan in the three months ended March 31, 2015 consisted of $2.5 million in employee retention and separation benefits, $0.1 million in facility relocation costs related to the relocation of certain distribution centers and $1.0 million in other related costs including travel, legal, consulting and other professional services. Expenses related to the Corporate Relocation Plan in the nine months ended March 31, 2015 consisted of $2.5 million in employee retention and separation benefits, $0.1 million in facility relocation costs related to the relocation of certain distribution centers and $2.0 million in other related costs including travel, legal, consulting and other professional services.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the nine months ended March 31, 2015:

(In thousands)	Balances, July 1, 2014	Additions	Payments	Adjustments	Balances, March 31, 2015
Employee-related costs(1)	$—	$2,472	$—	$—	$2,472
Facility-related costs	—	127	127	—	—
Other(2)	—	1,971	1,771	—	200
Total	$—	$4,570	$1,898	$—	$2,672

Current portion	—				2,672
Non-current portion	—				—
Total	$—				$2,672
_______________
(1) Included in "Accrued payroll expenses" on the consolidated balance sheets.
(2) Included in "Accounts payable" on the consolidated balance sheets.
Subject to the finalization of certain estimates, the Company estimates that it will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility relocation costs and $7 million in other related costs. The Company may incur certain other non-cash asset impairment costs and pension-related costs the amounts of which have not yet been determined.
The Company expects to recognize approximately 35% of the aggregate cash costs in fiscal 2015, including $4.6 million incurred in the first nine months of fiscal 2015, with the remainder expected to be recognized in fiscal 2016 and the first quarter of fiscal 2017. Subject to the finalization of the optimal size and build-out of the facility, the Company also expects to incur approximately $35 million to $40 million in new facility costs with an additional $20 million to $25 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. The capital expenditures associated with the new facility are expected to be partially offset by the net proceeds from the planned sale of the Company's Torrance facility. The majority of the capital expenditures associated with the new facility are expected to be incurred in late fiscal 2016 or early fiscal 2017.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 4. Derivative Instruments
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2015:

(In thousands)	March 31, 2015
Derivative instruments designated as cash flow hedges:
Long coffee pounds	39,075
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	6,168
Total	45,243
Cash flow hedge contracts outstanding as of March 31, 2015 will expire within 21 months.
Interest Rate Swap
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under its prior revolving credit facility with Wells Fargo Bank, N.A. The interest rate swap was not designated as an accounting hedge. The Company terminated the swap transaction on March 5, 2014 and had no interest rate swap transactions in place as of March 31, 2015.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	March 31,	June 30,	March 31,	June 30,
(In thousands)	2015	2014	2015	2014
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$97	$5,474	$2	$—
Long-term derivative assets(1):
Coffee-related derivative instruments	$—	$862	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$8,477	$252	$1,178	$69
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$127	$—	$—	$—
____________
(1) Included in "Other assets" on the consolidated balance sheets.
(2) Included in "Other long-term liabilities" on the consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "AOCI," "Cost of goods sold" and "Other, net":

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2015	2014	2015	2014
Net (losses) gains recognized in accumulated other comprehensive income (effective portion)	$(9,117)	$26,561	$(11,700)	$21,175	AOCI
Net (losses) gains recognized in earnings (effective portion)	$(375)	$(845)	$9,467	$(6,799)	Cost of goods sold
Net (losses) gains recognized in earnings (ineffective portion)	$(89)	$202	$(259)	$(448)	Other, net
For the three and nine months ended March 31, 2015 and 2014 there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in "Other, net" in the Company's consolidated statements of operations and in "Net (gains) losses on derivative instruments and investments" in the Company's consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Net gains and losses recorded in "Other, net" are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Net (losses) gains on coffee-related derivative instruments	$(1,834)	$3,748	$(2,690)	$2,554
Net gains on investments	265	765	281	15
Net losses on interest rate swap	—	—	—	(5)
Net (losses) gains on derivative instruments and investments(1)	(1,569)	4,513	(2,409)	2,564
Other gains, net	—	151	246	680
Other, net	$(1,569)	$4,664	$(2,163)	$3,244
_______________
(1)Excludes net (losses) gains on coffee-related derivative instruments designated as accounting hedges recorded in cost of goods sold in the three and nine months ended March 31, 2015 and 2014.
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted (Received)	Net Exposure
March 31, 2015	Derivative assets	$99	$(99)	$—	$—
	Derivative liabilities	$9,782	$(99)	$7,192	$2,491

June 30, 2014	Derivative assets	$6,336	$(321)	$—	$6,015
	Derivative liabilities	$321	$(321)	$—	$—
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At March 31, 2015, as the Company had a net loss position in its coffee-related derivative margin accounts, $7.2 million of the cash in these accounts was restricted. At June 30, 2014, as the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2015, $(11.4) million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2015. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.
Note 5. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2015	2014	2015	2014
Total gains recognized from trading securities held for investment	$265	$765	$281	$15
Less: Realized gains from sales of trading securities held for investment	—	124	$39	$58
Unrealized gains (losses) from trading securities held for investment	$265	$641	$242	$(43)
Note 6. Fair Value Measurements
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows (in thousands):

March 31, 2015	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$23,970	$19,416	$4,554	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$97	$97	$—	$—
Coffee-related derivative liabilities	$8,604	$8,604	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$2	$2	$—	$—
Coffee-related derivative liabilities	$1,178	$1,178	$—	$—

June 30, 2014	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$22,632	$18,025	$4,607	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$5,153	$5,153	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$862	$862	$—	$—
____________________

(1)	Included in "Short-term investments" on the consolidated balance sheets.
There were no significant transfers of securities between Level 1 and Level 2.
Note 7. Accounts and Notes Receivable, Net

(In thousands)	March 31, 2015	June 30, 2014
Trade receivables	$43,630	$41,118
Other receivables	1,507	1,763
Allowance for doubtful accounts	(837)	(651)
Accounts and notes receivable, net	$44,300	$42,230

Note  8. Inventories

(In thousands)	March 31, 2015	June 30, 2014
Coffee
Processed	$18,856	$17,551
Unprocessed	11,673	21,164
Total	$30,529	$38,715
Tea and culinary products
Processed	$19,045	$22,381
Unprocessed	2,808	4,598
Total	$21,853	$26,979
Coffee brewing equipment parts	$4,969	$5,350
Total inventories	$57,351	$71,044
In addition to product cost, inventory costs include expenditures such as labor and certain supply and overhead expenses incurred in bringing the inventory to its existing condition and location. The “Unprocessed” inventory values stated in the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

above table represent the value of raw materials and the “Processed” inventory values represent all other products consisting primarily of finished goods.
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment parts on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company anticipates its inventory levels at June 30, 2015 will decrease from June 30, 2014 levels, and, therefore, recorded $0.7 million and $3.2 million, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and nine months ended March 31, 2015, respectively, which reduced net loss for the three months ended March 31, 2015 by $0.7 million and increased net income for the nine months ended March 31, 2015 by $3.2 million. No expected beneficial effect of the liquidation of LIFO inventory quantities was included in cost of goods sold in the three and nine months ended March 31, 2014.
Note 9. Employee Benefit Plans
The Company provides pension plans for most full-time employees. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. In addition, the Company contributes to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and ten multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, the Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. The Company also provides a postretirement death benefit to certain of its employees and retirees.
The Company is required to recognize the funded status of a benefit plan on its consolidated balance sheets. The Company is also required to recognize in other comprehensive income (loss) ("OCI") certain gains and losses that arise during the period but are deferred under pension accounting rules.
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
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). The Company actuarially determined that no adjustments were required to be made to fiscal 2015 net periodic benefit cost for the defined benefit pension plans as a result of the Corporate Relocation Plan.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
(In thousands)
Service cost	$97	$100	$291	$300
Interest cost	1,415	1,452	4,245	4,356
Expected return on plan assets	(1,823)	(1,705)	(5,469)	(5,115)
Amortization of net loss(1)	303	336	909	1,008
Net periodic benefit (credit) cost	$(8)	$183	$(24)	$549
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
In fiscal 2012, the Company withdrew from the Labor Management Pension Fund and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. Installment payments will commence once the final determination of the amount of withdrawal liability is established. Upon withdrawal, the employees covered under this multiemployer pension plan were included in the Company's 401(k) plan (the “401(k) Plan”). The short-term and long-term portions of this estimated withdrawal charge are reflected in current and long-term liabilities, respectively, on the Company’s consolidated balance sheets at March 31, 2015 and June 30, 2014. As of March 31, 2015, a final determination of liability has not been made by the pension plan administrator and installment payments have not commenced.
The Company may incur certain pension-related costs associated with the Corporate Relocation Plan the amount of which has not yet been determined. Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Multiemployer Plans Other Than Pension Plans
The Company participates in ten multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before January 31, 2020.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2015 and 2014, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each participant's first 5 years of vesting service, so that the participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $1.1 million and $1.0 million in operating expenses in the nine months ended March 31, 2015 and 2014, respectively.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three and nine months ended March 31, 2015 and 2014. Net periodic postretirement benefit credit for the three and nine months ended March 31, 2015 is based on employee census information as of July 1, 2014 and asset information as of June 30, 2014.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
(In thousands)
Components of Net Periodic Postretirement Benefit Credit:
Service cost	$299	$234	897	184
Interest cost	235	202	705	607
Expected return on plan assets	—	—	—	—
Amortization of net gain	(125)	(220)	(375)	(661)
Amortization of unrecognized transition (asset) obligation	—	—	—	—
Amortization of net prior service credit	(439)	(440)	(1,317)	(1,319)
Net periodic postretirement benefit credit	$(30)	$(224)	$(90)	$(1,189)
The Company actuarially determined that no adjustments were required to be made to fiscal 2015 net periodic postretirement benefit cost as a result of the Corporate Relocation Plan.

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2015	2014
Retiree Medical Plan discount rate	4.29%	4.80%
Death Benefit discount rate	4.48%	4.53%

Note 10. Bank Loan
On March 2, 2015, the Company, as Borrower, together with its wholly owned subsidiaries, Coffee Bean International, Inc., an Oregon corporation, FBC Finance Company, a California corporation, and Coffee Bean Holding Company, Inc., a Delaware corporation, as additional Loan Parties and as Guarantors, entered into a Credit Agreement (the “Credit Agreement”) and a related Pledge and Security Agreement (the “Security Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and SunTrust Bank (“SunTrust”), as Syndication Agent (collectively, the "Lenders") (capitalized terms used below are defined in the Credit Agreement). The Credit Agreement replaces the Company’s September 12, 2011 Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. that expired on March 2, 2015 (the “Wells Fargo Credit Facility”).
The Credit Agreement provides for a senior secured revolving credit facility (“Revolving Facility”) of up to $75.0 million (“Revolving Commitment”) consisting of Revolving Loans, Letters of Credit and Swingline Loans provided by the Lenders, with a sublimit on Letters of Credit outstanding at any time of $30.0 million and a sublimit for Swingline Loans of $15.0 million. Chase agreed to provide $45.0 million of the Revolving Commitment and SunTrust agreed to provide $30.0 million of the Revolving Commitment. The Credit Agreement also includes an accordion feature whereby the Company may increase the Revolving Commitment by an aggregate amount not to exceed $50.0 million, subject to certain conditions.
The Credit Agreement provides for advances of up to: (a) 85% of the Borrowers' eligible accounts receivable, plus (b) 75% of the Borrowers' eligible inventory (not to exceed 85% of the product of the most recent Net Orderly Liquidation Value percentage multiplied by the Borrowers’ eligible inventory), plus (c) the lesser of $25.0 million and 75% of the fair market value of the Borrowers’ Eligible Real Property, subject to certain limitations, plus (d) the lesser of $10.0 million and the Net Orderly Liquidation Value of certain trademarks, less (e) reserves established by the Administrative Agent.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The Credit Agreement has a commitment fee ranging from 0.25% to 0.375% per annum based on Average Revolver Usage. Outstanding obligations under the Credit Agreement are collateralized by all of the Borrowers’ and the Guarantors’ assets, excluding, among other things, real property not included in the Borrowing Base, machinery and equipment (other than inventory), and the Company’s preferred stock portfolio. The Credit Agreement expires on March 2, 2020.
The Credit Agreement provides for interest rates based on Average Historical Excess Availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
The Credit Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances. The Credit Agreement allows the Company to pay dividends, provided, among other things, certain Excess Availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Credit Agreement also allows the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company, and provides for customary events of default.
On March 31, 2015, the Company was eligible to borrow up to a total of $66.5 million under the Revolving Facility. As of March 31, 2015, the Company had outstanding borrowings of $10.1 million, utilized $11.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $45.4 million. At March 31, 2015, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 2.4%. As of March 31, 2015, the Company was in compliance with all restrictive covenants under the Credit Agreement.
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the Wells Fargo Credit Facility. The swap transaction was intended to manage the Company's interest rate risk related to the Wells Fargo Credit Facility and required the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. The Company terminated the swap transaction on March 5, 2014 and had no interest rate swap transactions in place at March 31, 2015.
The Company did not designate its interest rate swap as an accounting hedge. The Company recorded the interest rate swap on its consolidated balance sheets at fair value with the changes in fair value recorded as gain or loss in "Other, net" in its consolidated statements of operations. No such gain or loss was recorded in the three and nine months ended March 31, 2015. The Company recorded a gain of $0 in the three months ended March 31, 2014 and a loss of $(5,000) in the nine months ended March 31, 2014 for the change in fair value of its interest rate swap (see Note 4).
Note 11. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2015	June 30, 2014
Earnout payable—RLC acquisition	$200	$—
Derivative liabilities	127	—
Other long-term liabilities	$327	$—
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
Stock Options
The share-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the stock options. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Following are the weighted average assumptions used in the Black-Scholes valuation model for non-qualified stock options with time-based vesting ("NQOs") and non-qualified stock options with performance-based and time-based vesting ("PNQs") granted during the nine months ended March 31, 2015 and 2014:

	Nine Months Ended March 31,
	2015	2014
Weighted average fair value of NQOs and PNQs	$10.16	$9.17
Risk-free interest rate	1.50%	1.74%
Dividend yield	—%	—%
Average expected term	5.1 years	6.0 years
Expected stock price volatility	47.9%	50.4%
The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options. The average expected term is based on the midpoint between the vesting date and the end of the contractual term of the award. Currently, management estimates an annual forfeiture rate of 4.8% based on actual forfeiture experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
NQOs
In the three and nine months ended March 31, 2015, the Company granted 13,123 shares issuable upon the exercise of NQOs with an exercise price of $23.44 per share to an eligible employee under the Amended Equity Plan which vest ratably over a three-year period.
 The following table summarizes NQO activity for the nine months ended March 31, 2015:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	412,454	12.44	5.30	4.4	3,782
Granted	13,123	23.44	10.16	6.9	—
Exercised	(78,692)	16.10	5.81	—	612
Cancelled/Forfeited	(13,134)	11.26	5.00	—	—
Outstanding at March 31, 2015	333,751	12.06	5.38	4.1	4,236
Vested and exercisable, March 31, 2015	226,320	11.98	5.23	3.7	2,891
Vested and expected to vest, March 31, 2015	330,353	12.02	5.36	4.1	4,206
The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.75 at March 31, 2015 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of that date. The aggregate intrinsic value of stock option exercises in the nine months ended March 31, 2015 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Total fair value of NQOs vested during the nine months ended March 31, 2015 was $0.3 million. During the nine months ended March 31, 2015 and 2014, the Company received $1.3 million and $1.4 million, respectively, in proceeds from exercises of vested NQOs.
As of March 31, 2015 and June 30, 2014, there was $0.4 million and $0.7 million, respectively, of unrecognized compensation cost related to NQOs. Total compensation expense for NQOs in each of the three and nine months ended March 31, 2015 was $0.1 million and $0.3 million, respectively. Total compensation expense for NQOs in the three and nine months ended March 31, 2014 was $0.1 million and $0.5 million, respectively.
PNQs
In the three and nine months ended March 31, 2015, the Company granted 121,024 shares issuable upon the exercise of PNQs with an exercise price equal to $23.44 per share to eligible employees under the Amended Equity Plan. These PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ becoming exercisable each year on the anniversary of the grant date, commencing on February 9, 2016, based on the Company’s achievement of modified net income targets for fiscal years within the performance period as approved by the Compensation Committee, subject to catch-up vesting of previously unvested shares in a subsequent year within the three year period in which a cumulative modified net income target as approved by the Compensation Committee is achieved, in each case, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date and the acceleration provisions contained in the Amended Equity Plan and the applicable award agreement.
 The following table summarizes PNQ activity for the nine months ended March 31, 2015:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5	38
Granted	121,024	23.44	10.16	6.9	—
Cancelled/Forfeited	(9,399)	21.33	10.52	—	—
Outstanding at March 31, 2015	224,067	22.44	10.31	6.3	517
Vested and exercisable, March 31, 2015	33,971	21.32	10.51	5.6	116
Vested and expected to vest, March 31, 2015	202,544	22.40	10.32	6.3	477
 The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.75 at March 31, 2015 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of that date. PNQs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of PNQs vested during the nine months ended March 31, 2015 was $0.4 million. No PNQs were exercised during the nine months ended March 31, 2015.
As of March 31, 2015, the Company met the performance target for the first year of the fiscal 2014 awards and expects that it will achieve the cumulative performance targets set forth in the PNQ agreements for the fiscal 2014 awards and the performance targets set forth in the PNQ agreements for the fiscal 2015 awards.
As of March 31, 2015 and June 30, 2014, there was $1.6 million and $0.9 million, respectively, in unrecognized compensation cost related to PNQs. Total compensation expense for PNQs in the three and nine months ended March 31, 2015 was $0.1 million and $0.4 million, respectively. Total compensation expense for PNQs recognized in the three and nine months ended March 31, 2014 was $0.1 million and $0.2 million, respectively.
Restricted Stock
In the three and nine months ended March 31, 2015, the Company granted 10,524 shares of restricted stock under the Amended Equity Plan with a grant date fair value of $23.44 per share to eligible employees and directors.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The following table summarizes restricted stock activity for the nine months ended March 31, 2015:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	96,212	10.27	1.5	2,079
Granted	10,524	23.44	2.9	247
Exercised/Released(1)	(28,402)	9.22	—	772
Cancelled/Forfeited	(8,984)	8.36	—	—
Outstanding at March 31, 2015	69,350	12.94	1.9	1,716
Expected to vest, March 31, 2015	66,960	12.77	1.9	1,657
 ______________
(1) Includes 4,297 shares that were withheld to meet the employees' minimum statutory tax withholding and retired.
The aggregate intrinsic value of shares outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $24.75 at March 31, 2015 and $21.61 at June 30, 2014, representing the last trading day of the applicable fiscal period. Restricted stock that is expected to vest is net of estimated forfeitures.
Shares of restricted stock generally vest at the end of three years for eligible employees. Shares of restricted stock generally vest ratably over a period of three years for directors. During the nine months ended March 31, 2015, 28,402 shares of restricted stock vested, of which 4,297 shares were withheld to meet the employees' minimum statutory tax withholding and retired.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. As of March 31, 2015 and June 30, 2014, there was approximately $0.5 million and $0.6 million, respectively, of unrecognized compensation cost related to restricted stock. Total compensation expense recognized in the three and nine months ended March 31, 2015 was $0.1 million and $0.2 million, respectively. Total compensation expense recognized in the three and nine months ended 2014 was $0.1 million and $0.4 million, respectively.
Note 13. Income Taxes
The Company's effective tax rates for the three and nine months ended March 31, 2015 were 7.84% and 7.54%, respectively, and the effective tax rates for the three and nine months ended March 31, 2014 were 6.98% and 9.04%, respectively.

The Company's effective tax rates for the current and prior year periods were lower than the U.S. statutory rate of 35% primarily due to the favorable impact of utilizing the Company's net operating losses to offset taxable income. As these net operating losses are used, the corresponding valuation allowance is decreased.
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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's net deferred tax assets. Accordingly, the Company is maintaining a valuation allowance against its net deferred tax assets. The Company decreased its valuation allowance by $0.5 million in the three months ended March 31, 2015 to $69.9 million. The valuation allowance at June 30, 2014 was $72.6 million.
The Company will continue to monitor its cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that the Company will realize its net deferred tax assets.
As of March 31, 2015 and June 30, 2014, the Company had no unrecognized tax benefits. In April 2015 the IRS notified the Company that it would audit its tax year ending June 30, 2013.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 14. Net Income (Loss) Per Common Share

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2015	2014	2015	2014
Net (loss) income attributable to common stockholders—basic	$(2,561)	$2,490	$2,829	$8,960
Net (loss) income attributable to nonvested restricted stockholders	(11)	16	10	61
Net (loss) income	$(2,572)	$2,506	$2,839	$9,021

Weighted average common shares outstanding—basic	16,223,981	15,955,227	16,200,747	15,865,595
Effect of dilutive securities:
Shares issuable under stock options	—	126,959	142,391	98,160
Weighted average common shares outstanding—diluted	16,223,981	16,082,186	16,343,138	15,963,755
Net (loss) income per common share—basic	$(0.16)	$0.16	$0.18	$0.57
Net (loss) income per common share—diluted	$(0.16)	$0.16	$0.17	$0.57

Note 15. Commitments and Contingencies
As of March 31, 2015, the Company had committed to purchasing green coffee inventory totaling $20.0 million under fixed-price contracts, other inventory totaling $9.0 million and equipment totaling $0.6 million under non-cancelable purchase orders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (the "SEC") on September 16, 2014 (the "2014 10-K").  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of implementation of the Corporate Relocation Plan, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of the Company’s large national account customers, the extent of execution of plans for the growth of Company business, achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future period.
Corrections to Previously Issued Financial Statements
Management’s discussion and analysis gives effect to the correction of certain errors to the accompanying unaudited consolidated statement of operations for the nine months ended March 31, 2014 as discussed in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements included elsewhere in this Form 10‑Q.
Corporate Relocation Plan
On February 5, 2015, we announced a plan (the "Corporate Relocation Plan") approved by our Board of Directors on February 3, 2015, pursuant to which we will close our Torrance, California facility and relocate these operations to a new state-of-the-art manufacturing, distribution and corporate headquarters facility. Our decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities. The new facility will be located in the Town of Northlake, Denton County, Texas in the Dallas/Ft. Worth area. We expect to close our Torrance facility in phases beginning in the summer of 2015. Construction of the new facility and relocation are expected to be completed by the end of the summer of 2016. Approximately 350 positions are impacted as a result of the Torrance facility closure. The Torrance facility is expected to be sold after the relocation.
Expenses related to the Corporate Relocation Plan included in "Relocation and other transition expenses" in our consolidated statements of operations include employee retention and separation benefits, facility relocation costs, and other related costs such as travel, legal, consulting and other professional services. In order to receive the retention and/or separation benefits, impacted employees are required to provide service through their retention dates which vary from May 2015 through March 2016 or separation dates which vary from May 2015 through June 2016. A liability for such retention and separation benefits was recorded at the communication date in "Accrued payroll expenses" on our consolidated balance sheets and will be updated in subsequent periods based on the then available estimates until all obligations are settled. Facility relocation costs and other related costs are recognized in the period when the liability is incurred.
Expenses related to the Corporate Relocation Plan in the three months ended March 31, 2015 consisted of $2.5 million in employee retention and termination costs, $0.1 million in facility relocation costs related to the relocation of certain distribution centers and $1.0 million in other related costs including travel, legal, consulting and other professional services. Expenses related to the Corporate Relocation Plan in the nine months ended March 31, 2015 consisted of $2.5 million in retention and separation benefits, $0.1 million in facility relocation costs related to the relocation of certain distribution centers and $2.0 million in other related costs including travel, legal, consulting and other professional services.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the nine months ended March 31, 2015:

(In thousands)	Balances, July 1, 2014	Additions	Payments	Adjustments	Balances, March 31, 2015
Employee-related costs(1)	$—	$2,472	$—	$—	$2,472
Facility-related costs	—	127	127	—	—
Other(2)	—	1,971	1,771	—	200
Total	$—	$4,570	$1,898	$—	$2,672
Current portion	—				2,672
Non-current portion	—				—
Total	$—				$2,672
_______________
(1) Included in "Accrued payroll expenses" on the consolidated balance sheets.
(2) Included in "Accounts payable" on the consolidated balance sheets.
Subject to the finalization of certain estimates, we estimate that we will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility relocation costs and $7 million in other related costs. We may incur certain other non-cash asset impairment costs and pension-related costs the amounts of which we have not yet been determined.
We expect to recognize approximately 35% of the aggregate cash costs in fiscal 2015, including $4.6 million incurred in the first nine months of fiscal 2015, with the remainder expected to be recognized in fiscal 2016 and the first quarter of fiscal 2017. Subject to the finalization of the optimal size and build-out of the facility, we also expect to incur approximately $35 million to $40 million in new facility costs with an additional $20 million to $25 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. The capital expenditures associated with the new facility are expected to be partially offset by the net proceeds from the planned sale of the Torrance facility.
Acquisition
On January 12, 2015, we completed the acquisition of substantially all of the assets of Rae' Launo Corporation ("RLC") relating to its direct-store-delivery and in-room distribution business in the Southeastern United States (the "RLC Acquisition"). The purchase price was $1.5 million, consisting of $1.2 million in cash paid at closing and earnout payments of up to $0.1 million each year over a three-year period based on achievement of certain milestones.
The accompanying unaudited consolidated financial statements include RLC's results since the date of acquisition. At closing, we received substantially all of the fixed assets of RLC. We did not assume any liabilities of RLC. Disclosure of the impact of the RLC Acquisition on a pro forma basis as if the results of RLC had been included from the beginning of the periods presented has not been included in the accompanying consolidated financial statements as the impact was not material.
The acquisition has been accounted for as a business combination. The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of January 12, 2015 as determined by management based upon a third-party valuation.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, based on the final purchase price allocation:

Fair Values of Assets Acquired		Estimated Useful Life (years)
(In thousands)
Property, plant and equipment	$338
Intangible assets:
Non-compete agreement	20	3.0
Customer relationships	870	4.5
Goodwill	272
Total assets acquired	$1,500

The excess of the purchase price over the total fair value of assets acquired is included as goodwill. Intangible assets consist of a non-compete agreement and customer relationships with a total net carrying value and accumulated amortization as of March 31, 2015 of $0.8 million and $50,000, respectively.  Estimated aggregate amortization of acquired intangible assets, calculated on straight-line basis and based on the estimated fair values, for the remainder of fiscal 2015 and the following four fiscal years are $0.1 million, $0.2 million, $0.2 million, $0.2 million and $0.2 million, respectively.
Liquidity and Capital Resources
Credit Facility
On March 2, 2015, we, as Borrower, together with our wholly owned subsidiaries, Coffee Bean International, Inc., an Oregon corporation, FBC Finance Company, a California corporation, and Coffee Bean Holding Company, Inc., a Delaware corporation, as additional Loan Parties and as Guarantors, entered into a Credit Agreement (the “Credit Agreement”) and a related Pledge and Security Agreement (the “Security Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and SunTrust Bank (“SunTrust”), as Syndication Agent (collectively, the "Lenders") (capitalized terms used below are defined in the Credit Agreement). The Credit Agreement replaces our September 12, 2011 Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. that expired on March 2, 2015 (the "Wells Fargo Credit Facility").
The Credit Agreement provides for a senior secured revolving credit facility (“Revolving Facility”) of up to $75.0 million (“Revolving Commitment”) consisting of Revolving Loans, Letters of Credit and Swingline Loans provided by the Lenders, with a sublimit on Letters of Credit outstanding at any time of $30.0 million and a sublimit for Swingline Loans of $15.0 million. Chase agreed to provide $45.0 million of the Revolving Commitment and SunTrust agreed to provide $30.0 million of the Revolving Commitment. The Credit Agreement also includes an accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $50.0 million, subject to certain conditions.
The Credit Agreement provides for advances of up to: (a) 85% of the Borrowers' eligible accounts receivable, plus (b) 75% of the Borrowers' eligible inventory (not to exceed 85% of the product of the most recent Net Orderly Liquidation Value percentage multiplied by the Borrowers’ eligible inventory), plus (c) the lesser of $25.0 million and 75% of the fair market value of the Borrowers’ Eligible Real Property, subject to certain limitations, plus (d) the lesser of $10.0 million and the Net Orderly Liquidation Value of certain trademarks, less (e) reserves established by the Administrative Agent.
The Credit Agreement has a commitment fee ranging from 0.25% to 0.375% per annum based on Average Revolver Usage. Outstanding obligations under the Credit Agreement are collateralized by all of the Borrowers’ and the Guarantors’ assets, excluding, among other things, real property not included in the Borrowing Base, machinery and equipment (other than inventory), and the Company’s preferred stock portfolio. The Credit Agreement expires on March 2, 2020.
The Credit Agreement provides for interest rates based on Average Historical Excess Availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
The Credit Agreement contains a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances. The Credit Agreement allows us to pay dividends, provided, among other things, certain Excess

Availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Credit Agreement also allows the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to us, and provides for customary Events of Default.
On March 31, 2015, we were eligible to borrow up to a total of $66.5 million under the Revolving Facility. As of March 31, 2015, we had outstanding borrowings of $10.1 million, utilized $11.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $45.4 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility was 2.4% at March 31, 2015. As of March 31, 2015, we were in compliance with all restrictive covenants under the Loan Agreement.
As of May 1, 2015, we had estimated outstanding borrowings of $0.1 million, utilized $11.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $55.5 million. As of May 1, 2015, the weighted average interest rate on our borrowings under the Revolving Facility was 1.6%.
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the Wells Fargo Credit Facility. The swap transaction was intended to manage our interest rate risk related to the Wells Fargo Credit Facility and required us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. We terminated the swap transaction on March 5, 2014 and had no interest rate swap transactions in place as of March 31, 2015.
We did not designate our interest rate swap as an accounting hedge. In the three and nine months ended March 31, 2014, we recorded in “Other, net” in our consolidated statements of operations a gain of $0 and a loss of $(5,000), respectively, for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three and nine months ended March 31, 2015.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. As of March 31, 2015, we had $9.4 million in cash and cash equivalents and $24.0 million in short-term investments. At March 31, 2015, as we had a net loss position in our coffee-related derivative margin accounts, $7.2 million of the cash in these accounts was restricted. At June 30, 2014, as we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $4.5 million in the nine months ended March 31, 2015 compared to net cash provided by operating activities of $33.9 million in the nine months ended March 31, 2014. The lower level of net cash provided by operating activities in the nine months ended March 31, 2015 was due to lower net income, and a higher level of cash outflows from operating activities primarily from payments of accounts payable balances and payroll expenses including accrued bonuses, partially offset by cash inflows from a decrease in inventory balances. In the nine months ended March 31, 2014, net cash provided by operating activities resulted from a higher net income along with lower cash outflows for payments of accounts payable and payroll expenses and from a decrease in trade receivable balances. In addition, timing differences between the receipt or payment of cash and recognition of the related net gains (losses) from derivative instruments contributed to the differences in cash from operations in the reported periods. In the nine months ended March 31, 2015, non-cash net gains from derivative instruments contributed to the reduction in cash flows from operations. In the nine months ended March 31, 2014, non-cash net losses from derivative instruments contributed to the increase in cash flows from operations.
Net cash used in investing activities was $14.5 million in the nine months ended March 31, 2015 compared to $19.0 million in the nine months ended March 31, 2014. Net cash used in investing activities in the nine months ended March 31, 2015 included $1.2 million in payments in connection with the RLC Acquisition and $13.6 million for purchases of property, plant and equipment offset by proceeds from sales of assets of $0.2 million, compared to $19.3 million for purchases of property, plant and equipment offset by proceeds from sales of property, plant and equipment of $0.4 million in the nine months ended March 31, 2014.
Net cash provided by financing activities was $7.5 million in the nine months ended March 31, 2015 compared to net cash used in financing activities of $12.4 million in the nine months ended March 31, 2014. Net cash provided by financing activities in the nine months ended March 31, 2015 included net borrowings of $9.5 million, compared to net repayments of $11.1 million in the nine months ended March 31, 2014. Proceeds from stock option exercises during the nine months ended March 31, 2015 were $1.3 million compared to $1.4 million in the nine months ended March 31, 2014. Net cash provided by financing activities in the nine months ended March 31, 2015 included $0.2 million in financing costs and $0.1 million in tax withholding payments related to net share settlement of equity awards.
In the nine months ended March 31, 2015, we capitalized $13.6 million in property, plant and equipment purchases which included $8.6 million in expenditures to replace normal wear and tear of coffee brewing equipment, $3.7 million in expenditures for vehicles, and machinery and equipment, $0.7 million in building and facility improvements and $0.6 million in IT-related expenditures. Our expected capital expenditures for the remainder of fiscal 2015 are expected to include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equpment and IT-related expenditures.
Subject to the finalization of certain estimates, we estimate that we will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility relocation costs and $7 million in other related costs. We may incur certain other non-cash asset impairment costs and pension-related costs the amounts of which have not yet been determined.
We expect to recognize approximately 35% of the aggregate cash costs in fiscal 2015, including $4.6 million incurred in the first nine months of fiscal 2015, with the remainder expected to be recognized in fiscal 2016 and the first quarter of fiscal 2017. Subject to the finalization of the optimal size and build-out of the facility, we also expect to incur approximately $35 million to $40 million in new facility costs with an additional $20 million to $25 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. The capital expenditures associated with the new facility are expected to be partially offset by the net proceeds from the planned sale of our Torrance facility.
The majority of the capital expenditures associated with the new facility are expected to be incurred in late fiscal 2016 or early fiscal 2017. We believe our Revolving Credit facility, to the extent available, cash flows from operations and other liquid assets, and the expected proceeds from the sale of our Torrance facility, collectively, will be sufficient to cover our capital expenditure requirements for the next 12 to 18 months, including the expected capital expenditures for the Corporate Relocation Plan.

Our working capital is composed of the following:

(In thousands)	March 31, 2015	June 30, 2014
Current assets(1)	$146,525	$157,460
Current liabilities(2)	77,227	76,870
Working capital	$69,298	$80,590
____________
(1) Includes $7.2 million in restricted cash at March 31, 2015 and $5.2 million in short-term derivative assets at June 30, 2014.
(2) Includes in $9.6 million in short-term derivative liabilities at March 31, 2015.
Contractual Obligations
As of March 31, 2015, we had committed to purchasing green coffee inventory totaling $20.0 million under fixed-price contracts and other inventory totaling $9.0 million under non-cancelable purchase orders.

Results of Operations
Net sales in the three months ended March 31, 2015 increased $7.0 million, or 5.6%, to $132.5 million from $125.5 million in the three months ended March 31, 2014. Net sales in the nine months ended March 31, 2015 increased $15.1 million, or 3.8%, to $413.3 million from $398.2 million in the nine months ended March 31, 2014. The increase in net sales in the three and nine months ended March 31, 2015 included $4.8 million and $5.4 million, respectively, in price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer. The change in net sales in the three and nine months ended March 31, 2015 as compared to the same periods in the prior fiscal year was due to the following:

(In millions)	Three Months Ended March 31, 2015 vs. March 31, 2014	Nine Months Ended March 31, 2015 vs. March 31, 2014
Effect of change in unit sales	$(0.5)	$(0.1)
Effect of pricing and product mix changes	7.5	15.2
Total increase in net sales	$7.0	$15.1
Unit sales decreased (2)% in the three months ended March 31, 2015 as compared to the same period in the prior fiscal year primarily due to decreases in unit sales of our coffee, ice and hot tea, spice and other beverage products, offset, in part, by an increase in unit sales of our culinary products. In the three months ended March 31, 2015, we processed and sold approximately 20.9 million pounds of green coffee as compared to approximately 21.7 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the three months ended March 31, 2015 or 2014 which had a material impact on our net sales.
Unit sales were flat in the nine months ended March 31, 2015 as compared to the same period in the prior fiscal year. In the nine months ended March 31, 2015, we processed and sold approximately 66.8 million pounds of green coffee as compared to approximately 66.9 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the nine months ended March 31, 2015 or 2014 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended March 31,
	2015		2014
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$82,076	62%	$75,155	60%
Coffee (Frozen)	9,092	7%	9,260	7%
Tea (Iced & Hot)	6,512	5%	6,655	5%
Culinary	13,150	10%	13,316	11%
Spice	7,751	5%	7,725	6%
Other beverages(1)	13,055	10%	12,489	10%
Net sales by product category	131,636	99%	124,600	99%
Fuel surcharge	871	1%	$925	1%
Net sales	$132,507	100%	$125,525	100%
____________
(1) Includes all beverages other than coffee and tea.

	Nine Months Ended March 31,
	2015		2014
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$255,600	62%	$241,398	61%
Coffee (Frozen)	27,952	7%	28,467	7%
Tea (Iced & Hot)	20,719	5%	20,446	5%
Culinary	40,797	10%	42,734	11%
Spice	23,855	5%	23,695	6%
Other beverages(1)	41,594	10%	38,572	9%
Net sales by product category	410,517	99%	395,312	99%
Fuel surcharge	2,783	1%	2,871	1%
Net sales	$413,300	100%	$398,183	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of goods sold in the three months ended March 31, 2015 increased $8.5 million, or 10.9%, to $85.9 million, or 64.9% of net sales, from $77.5 million, or 61.7% of net sales, in the three months ended March 31, 2014. The increase in cost of goods sold in the three months ended March 31, 2015 was primarily due to a 30% increase in the average cost of green coffee purchased. Cost of goods sold in the nine months ended March 31, 2015 increased $17.7 million, or 7.2%, to $265.5 million, or 64.2% of net sales, from $247.8 million, or 62.2% of net sales, in the nine months ended March 31, 2014. The increase in cost of goods sold in the nine months ended March 31, 2015 was primarily due to a 33% increase in the average cost of green coffee purchased. In addition, we recorded the cost of the remainder of our green coffee shipments that we received in the nine months ended March 31, 2015, for which the corresponding large hedging gains were recognized in our prior fiscal year.
We anticipate our inventory levels at June 30, 2015 will decrease from June 30, 2014 levels, and, therefore, recorded $0.7 million and $3.2 million in expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three and nine months ended March 31, 2015, respectively. Cost of goods sold in the three and nine months ended March 31, 2014 did not include any expected beneficial effect of the liquidation of LIFO inventory quantities.
Gross profit in the three months ended March 31, 2015 decreased $(1.5) million, or (3.1)%, to $46.6 million from $48.1 million in the three months ended March 31, 2014, primarily due to the 30% increase in the average cost of green coffee purchased, partially offset by the increase in net sales. Gross profit in the nine months ended March 31, 2015 decreased $(2.6) million, or (1.7)%, to $147.8 million from $150.4 million in the nine months ended March 31, 2014, primarily due to the 33% increase in the average cost of green coffee purchased, partially offset by the increase in net sales. Gross margin decreased to 35.1% and 35.8%, respectively, in the three and nine months ended March 31, 2015 from 38.3% and 37.8%, respectively, in the three and nine months ended March 31, 2014, primarily due to the higher average cost of green coffee purchased.
In the three months ended March 31, 2015, operating expenses decreased $(2.1) million to $48.0 million, or 36.2% of net sales, as compared to $50.1 million, or 39.9% of net sales, in the three months ended March 31, 2014. Operating expenses in the three months ended March 31, 2015 decreased primarily due to a $(4.9) million decrease in selling expenses and a $(0.9) million decrease in general and administrative expenses, as compared to the three months ended March 31, 2014, partially offset by $3.6 million in restructuring and other transition expenses associated with the Corporate Relocation Plan. The decrease in selling expenses in the three months ended March 31, 2015 was primarily due to a decrease in bonus expense and fuel expense as compared to the same period in the prior fiscal year. The decrease in the general and administrative expenses in the three months ended March 31, 2015 was primarily due to a decrease in bonus expense partially offset by an increase in employee-related expenses, as compared to the same period in the prior fiscal year.
In the nine months ended March 31, 2015, operating expenses decreased $(0.7) million to $143.1 million, or 34.6% of net sales, as compared to $143.8 million, or 36.1% of net sales, in the nine months ended March 31, 2014. Operating expenses in the nine months ended March 31, 2015 decreased primarily due to a $(1.8) million decrease in selling expenses and a $(3.8) million decrease in general and administrative expenses, as compared to the nine months ended March 31, 2014, partially offset by $4.6 million in restructuring and other transition expenses associated with the Corporate Relocation Plan. The decrease in selling expenses in the nine months ended March 31, 2015 was primarily due to a decrease in bonus expense and fuel expense, as compared to the same period in the prior fiscal year. The decrease in general and administrative expenses in the nine months ended March 31, 2015 was primarily due to the absence of expenses related to the restatement of certain prior period financial statements, the absence of intangible assets amortization expense and decrease in bonus expense, partially offset by an increase in employee-related expenses as compared to the same period in the prior fiscal year.
Loss from operations in the three months ended March 31, 2015 decreased to $(1.4) million from $(2.1) million in the three months ended March 31, 2014, primarily due to lower operating expenses. Income from operations in the nine months ended March 31, 2015 decreased to $4.7 million from $6.6 million in the nine months ended March 31, 2014, primarily due to lower gross profit.
Total other expense in the three months ended March 31, 2015 was $(1.4) million as compared to total other income in the three months ended March 31, 2014 of $4.8 million. Total other expense in the three months ended March 31, 2015 included net losses on coffee-related derivative instruments of $(1.8) million, whereas, total other income in the three months ended March 31, 2014 included $3.7 million in net gains on coffee-related derivative instruments. Total other expense in the nine months ended March 31, 2015 was $(1.6) million as compared to total other income of $3.3 million in the nine months ended March 31, 2014. Total other expense in the nine months ended March 31, 2015 included $(2.7) million in net losses on coffee-related derivative instruments as compared to $2.6 million in net gains on coffee-related derivative instruments during the same period in the prior fiscal year.
Net losses on coffee-related derivative instruments recorded in "Other, net" in the three months ended March 31, 2015 included $(1.7) million in net losses on coffee-related derivative instruments not designated as accounting hedges and $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net losses on coffee-related derivative instruments recorded in "Other, net" in the nine months ended March 31, 2015 included $(2.4) million in net losses on coffee-related derivative instruments not designated as accounting hedges, and $(0.3) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net gains on coffee-related derivative instruments recorded in "Other, net" in the three and nine months ended March 31, 2014 included $3.5 million and $3.0 million, respectively, in net gains on coffee-related derivative instruments not designated as accounting hedges, and $0.2 million in gains and $(0.4) million in losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the three and nine months ended March 31, 2015, we recorded income tax benefit of $(0.2) million and income tax expense of $0.2 million, respectively, compared to income tax expense of $0.2 million and $0.9 million, respectively, in the three and nine months ended March 31, 2014.
As of June 30, 2014, our valuation allowance was $72.6 million. In the three months ended March 31, 2015, we decreased our valuation allowance by $0.5 million to $69.9 million. We will continue to monitor our cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets.
As a result of the foregoing factors, net loss in the three months ended March 31, 2015 was $(2.6) million, or $(0.16) per common share, compared to net income of $2.5 million, or $0.16 per diluted common share, in the three months ended March 31, 2014. Net income in the nine months ended March 31, 2015 was $2.8 million, or $0.17 per diluted common share, compared to $9.0 million, or $0.57 per diluted common share, in the nine months ended March 31, 2014.
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
We define “Adjusted EBITDA” as net income (loss) excluding the impact of income taxes, interest expense, depreciation and amortization expense, ESOP and share-based compensation expense, non-cash impairment losses, non-cash pension withdrawal expense, other similar non-cash expenses and, beginning in the quarter ended December 31, 2014, restructuring and other transition expenses associated with the Corporate Relocation Plan. Restructuring and other transition expenses are expenses that are directly attributable to the Corporate Relocation Plan, consisting primarily of employee retention and separation benefits, facility relocation costs and other related costs such as travel, legal, consulting and other professional services. We have excluded these restructuring and other transition expenses because we believe they are not reflective of our ongoing operating results. We define “Adjusted EBITDA Margin” as Adjusted EBITDA expressed as a percentage of net sales. We define “Net income excluding restructuring and other transition expenses” as net income excluding restructuring and other transition expenses associated with the Corporate Relocation Plan, net of tax. We define “Net income excluding restructuring and other transition expenses per common share—diluted” as net income excluding restructuring and other transition expenses divided by the weighted-average number of common shares outstanding, inclusive of the dilutive effect of common equivalent shares outstanding during the period.
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
Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in thousands)	2015	2014	2015	2014
Net (loss) income, as reported	$(2,572)	$2,506	$2,839	$9,021
Income tax (benefit) expense	(218)	196	232	904
Interest expense	474	277	889	1,042
Depreciation and amortization expense	6,135	6,857	18,554	21,335
ESOP and share-based compensation expense	1,414	1,281	4,294	3,415
Restructuring and other transition expenses	3,596	—	4,570	—
Adjusted EBITDA	$8,829	$11,117	$31,378	$35,717
Adjusted EBITDA Margin	6.7%	8.9%	7.6%	9.0%

Set forth below is a reconciliation of reported net (loss) income to Net income excluding restructuring and other transition expenses and reported net (loss) income per common share—diluted to Net income excluding restructuring and other transition expenses per common share—diluted (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in thousands, except per share data)	2015	2014	2015	2014
Net (loss) income, as reported	$(2,572)	$2,506	$2,839	$9,021
Restructuring and other transition expenses, net of tax of zero(1)	3,596	—	4,570	—
Net income excluding restructuring and other transition expenses	$1,024	$2,506	$7,409	$9,021
Net (loss) income per common share—diluted, as reported	$(0.16)	$0.16	$0.17	$0.57
Impact of restructuring and other transition expenses, net of tax of zero(1)	$0.22	$—	$0.28	$—
Net income excluding restructuring and other transition expenses per common share—diluted	$0.06	$0.16	$0.45	$0.57
____________
(1) The impact of restructuring and other transition expenses on income tax (benefit) expense was not material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at March 31, 2015. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At March 31, 2015, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at March 31, 2015	Change in Market Value
Interest Rate Changes
–150 basis points	$24,814	$844
–100 basis points	$24,608	$638
Unchanged	$23,970	$—
+100 basis points	$23,134	$(836)
+150 basis points	$22,716	$(1,254)
The Credit Agreement for our Revolving Facility provides for interest rates based on Average Historical Excess Availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
As of March 31, 2015, we had outstanding borrowings of $10.1 million, utilized $11.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $45.4 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at March 31, 2015 was 2.4%.
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the Wells Fargo Credit Facility. We terminated the swap transaction on March 5, 2014 and had no interest rate swap transactions in place as of March 31, 2015. We did not designate our interest rate swap as an accounting hedge and recorded the gain or loss from changes in fair value of the interest rate swap in "Other, net" in our consolidated statements of operations. In the three and nine months ended March 31, 2014, we recorded a gain of $0 and a loss of $(5,000), respectively, for the change in fair value of our interest rate swap. No such gain or loss was recorded in the three and nine months ended March 31, 2015.

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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported as AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three months ended March 31, 2015 and 2014, we reclassified

$(0.4) million and $(0.8) million in net losses, respectively, into cost of goods sold from AOCI. In the nine months ended March 31, 2015 and 2014, we reclassified $9.5 million in net gains and $(6.8) million in net losses, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. In the three months ended March 31, 2015 and 2014, we recognized in "Other, net" $(0.1) million in net losses and $0.2 million in net gains on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. In the nine months ended March 31, 2015 and 2014, we recognized in "Other, net" $(0.3) million and $(0.4) million, respectively, in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended March 31, 2015 and 2014, we recorded in "Other, net" net losses of $(1.7) million and net gains of $3.5 million, respectively, on coffee-related derivative instruments not designated as accounting hedges. In the nine months ended March 31, 2015 and 2014, we recorded in "Other, net" net losses of $(2.4) million and net gains of $3.0 million, respectively, on coffee-related derivative instruments not designated as accounting hedges.
The following table summarizes the potential impact as of March 31, 2015 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

(In thousands)	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

Coffee-related derivative instruments(1)	$834	$(834)	$6,352	$(6,352)
__________

(1)
The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2015. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On February 5, 2015, we announced the Corporate Relocation Plan to close our Torrance, California facility and relocate these operations to a new manufacturing, distribution and corporate headquarters facility, which is expected to affect approximately 350 positions as a result of the Torrance facility closure. We cannot guarantee that we will be successful in implementing the Corporate Relocation Plan in a timely manner or at all, or that such efforts will not interfere with our ability to achieve our business objectives. For example, our restructuring activities could disrupt our ongoing operations, which could adversely affect our ability to deliver products both on a timely basis and in accordance with customer requirements, the effect of which could delay revenues or result in lost business opportunities. Moreover, reductions in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business which may cause them to delay or curtail doing business with us, may increase the likelihood of key employees leaving the Company or make it more difficult to recruit new employees, and may have an adverse impact on our business. Restructuring efforts have caused and will continue to cause us to incur significant expenses and other costs, including potential impairment losses on our long-lived assets, write-offs of inventory, losses on the disposal of fixed assets and certain pension-related costs. The timing and costs to implement the Corporate Relocation Plan, including completion of the new facility, may exceed our expectations which will interfere with our ability to achieve our business objectives or could cause us to incur indebtedness in amounts in excess of expectations. If we fail to achieve our objectives of the Corporate Relocation Plan, further restructuring may be necessary. The inability to successfully complete the Corporate Relocation Plan could have a material adverse impact on our business, operating results and financial condition.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ MICHAEL H. KEOWN
Michael H. Keown
President and Chief Executive Officer
(chief executive officer)
May 11, 2015

By:	/s/ MARK J. NELSON
Mark J. Nelson
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
May 11, 2015

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

10.1
Credit Agreement, dated as of March 2, 2015, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K for the period ended March 6, 2015 and incorporated herein by reference).

10.2
Pledge and Security Agreement, dated as of March 2, 2015, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K for the period ended March 6, 2015 and incorporated herein by reference).

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

10.6
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February10, 2014 and incorporated herein by reference).*

10.7
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

10.10
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

10.14
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

10.17
Amendment No. 1 to Employment Agreement, effective as of September 1, 2014, by and between Farmer Bros. Co. and Thomas W. Mortensen (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014 and incorporated herein by reference).*

10.18
Employment Agreement, dated as of December 2, 2014, by and between Farmer Bros. Co. and Barry C. Fischetto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).*

10.19
Separation Agreement, dated as of December 12, 2013, by and between Farmer Bros. Co. and Hortensia R. Gomez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.20
Separation Agreement, dated as of July 16, 2014, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2014 and incorporated herein by reference).*

10.21
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.22
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

10.23
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015 and incorporated herein by reference).*

10.24
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.25
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.26
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.27
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.28
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference).*

10.29
Form of Target Award Notification Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.30
Form of Award Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.31
Form of Target Award Notification Letter (Fiscal 2015) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.32
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.39 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015 and incorporated herein by reference).*

10.33
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).*

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.