Form 10-K
period 2015-06-30
FARMER BROTHERS CO
filed 2015-09-14
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2014 was $247.4 million.
As of September 11, 2015 the registrant had 16,655,868 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this report. Such Proxy Statement or 10-K/A will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth below in Part I, Item 1A of this Annual Report on Form 10-K. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of implementation of our corporate relocation plan, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC.

PART I

Item 1.	Business
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “our” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. Our customers include restaurants, hotels, casinos, offices, quick service restaurants (“QSRs”), convenience stores, healthcare facilities and other foodservice providers, as well as private brand retailers in the QSR, grocery, drugstore, restaurant, convenience store, and independent coffee house channels. We were founded in 1912, were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Business Strategy
Our mission is to “sell great coffee, tea and culinary products and provide superior service—one customer at a time.” Our products reach our customers primarily in two ways: through our nationwide Direct-Store-Delivery (“DSD”) network of approximately 470 delivery routes, 111 branch warehouses and five distribution centers, and through the distribution channels of our national account and institutional customers.
We differentiate ourselves in the marketplace through our customer service model. We offer value-added services to our foodservice customers, including:

•	beverage equipment installation and service;

•	menu solutions wherein we recommend products, how these products are prepared in the kitchen and presented on the menu; and

•	hassle-free inventory and product procurement management.
These services are conducted primarily in person through Route Sales Representatives (“RSRs”), who develop personal relationships with chefs, restaurant owners and food buyers at their delivery locations. We also provide comprehensive coffee programs to our national account customers, including private brand development, green coffee procurement, category management, and supply chain management.
Since 2007, Farmer Bros. has achieved growth primarily through the acquisition in 2007 of Coffee Bean Holding Co., Inc., a Delaware corporation (“CBH”), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee manufacturer and wholesaler, and the acquisition in 2009 from Sara Lee Corporation (“Sara Lee”) of certain assets used in connection with its DSD coffee business in the United States (the “DSD Coffee Business”). Further, on January 12, 2015, we completed the acquisition of substantially all of the assets of Rae' Launo Corporation (“RLC”) relating to its direct-store-delivery and in-room distribution business in the Southeastern United States (the “RLC Acquisition”).
We manufacture and distribute products under our owned brands, as well as under private labels on behalf of certain customers. Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers™, Artisan Collection by Farmer Brothers™, Superior®, Metropolitan™, Cain's™ and McGarvey®. Our product line is specifically focused on meeting the needs of the markets we serve. Our product line of approximately 2,700 Stock Keeping Units (“SKUs”) (excluding private label), includes roasted coffee, liquid coffee, coffee-related products such as coffee filters, sugar and creamers, assorted iced and hot teas, cappuccino, cocoa, spices, gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, and jellies and preserves. Sales of roast and ground coffee represented approximately 61%, 60% and 59% of our net sales in the fiscal years ended June 30, 2015, 2014 and 2013, respectively, and no class of similar products other than roast and ground coffee, culinary and other beverages accounted for more than 10% of our net sales. For more information, including the amount of net sales attributed to each of our product categories in fiscal 2015, 2014 and 2013, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of this report.

We are focused on distributing our owned brands through our DSD network, while continuing to support and grow our private label national account business. We are focused on the following strategies:

•
Reduce costs to compete more effectively: In fiscal 2015, we commenced work on a corporate relocation plan to replace our aging production facility in Torrance, California with a more efficient, state-of-the-art facility to be located in Northlake, Texas. We undertook this endeavor, in part, to pursue improved production efficiency to allow us to provide a more cost-competitive offering of high-quality products. We believe the expected improvements in production efficiency, combined with the wind-down and sale of our Torrance facility, should allow us to operate at a lower cost, generally.

•
Optimize sales and portfolio of products: In fiscal 2015, we continued our efforts to improve efficiencies in our sales and product offerings. During fiscal 2015, we added sales capabilities and undertook targeted selling efforts in untapped markets, and continued sales and marketing training for all of our RSRs. We also continued to optimize and simplify our product portfolio by discontinuing over 300 SKUs (excluding the addition of SKUs from the RLC Acquisition) and by consolidating our coffee blends while maintaining original roasting profiles, resulting in a reduction in the number of coffee blends by nine.

•
Strategic investment in assets and evaluation of cost structure: Apart from our corporation relocation plan, we continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance shareholder value. Areas of focus have included corporate staffing and structure, methods of procurement, logistics, inventory management, supporting technology, and real estate assets.

•
Corporate capabilities and alignment to create shareholder value: In 2015, we made several hires that we believe will bring experience and capabilities to enhance our ability to create shareholder value. These new hires include Chief Information Officer Gary Nordlund, as well as, executive officers Barry Fischetto as Senior Vice President of Operations and Scott Bixby as Senior Vice President and General Manager of DSD. Each of these individuals brings a track record at both large consumer packaged goods operations as well as experience in dealing with smaller and more entrepreneurial companies. In addition, in fiscal 2015 we continued to emphasize greater alignment of employee individual goals with Company goals under our compensation plans in order to focus the entire organization on the effort to create value for our shareholders.

•
Drive high growth product categories and address broader customer needs: In fiscal 2015, we continued to expand our product portfolio by investing resources in what we believe to be key growth categories. We launched our Metropolitan™ single cup coffee, expanded our seasonal coffee and specialty beverage portfolio, developed new shelf-stable coffee products, and introduced new hot tea product lines. In July 2015 we were recognized at the North American Iced Tea Championship with first place awards for the best unflavored black iced tea and the best flavored black iced tea (raspberry) in the foodservice category, further bolstering our efforts to provide a useful array of high-quality products and enhance our reputation within the industry. In addition, we made marked progress in expanding our Direct Trade Verified Sustainable coffee portfolio to support future growth opportunities. We also developed an in-room, single-serve brewer program for our hospitality customers and, through the RLC Acquisition, we expanded our reach into in-room coffee distribution.

•
Sustainability leadership: We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2015, we submitted our first third-party verified Carbon Disclosure Project survey for Scope 1, 2 and 3 emissions (direct emissions, indirect emissions from consumption of purchased electricity, heat or steam and other indirect emissions). Further, we published a sustainability report based on the Global Reporting Initiative’s core compliance standard. Our Portland roasting and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification. We anticipate the new facility in Northlake, Texas will also be LEED® certified.

We have also made the following investments to support our private label national account business:

•
Coffee industry leadership: Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation and/or leadership positions with Alliance for Coffee Excellence, Coffee Quality Institute, Coalition for

Coffee Communities, International Society for Sustainability Professionals, International Women's Coffee Alliance, International Foodservice Manufacturers Association, Pacific Coast Coffee Association, Roasters Guild, Specialty Coffee Association of America (“SCAA”) and World Coffee Research, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive SCAA certification of a state-of-the-art coffee lab and operate Public Domain®, a specialty coffeehouse in Portland, Oregon.

•
Market insight and consumer research: We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee industry. We provide trend insights that help our customers create winning products and integrated marketing strategies for their own coffee brands.

Recent Developments
On February 5, 2015, we announced a corporate relocation plan, pursuant to which we will close our Torrance, California facility and relocate its operations to a new state-of-the-art facility housing our manufacturing, distribution, coffee lab and corporate headquarters (the “Corporate Relocation Plan”). The new facility will be located in Northlake, Texas in the Dallas/Fort Worth area.
We expect to close the Torrance facility in phases, and we began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at our Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, we moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to our Houston and Portland production facilities and in conjunction relocated our Houston distribution operations to our Oklahoma City distribution center. Spice blending, grinding, packaging and product development continue to take place at our Torrance production facility, and we are considering options for this division of our business. As of June 30, 2015, distribution continued to take place out of our Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. We are in the process of transferring our primary administrative offices from Torrance to Fort Worth, Texas, where we have leased 32,000 square feet of temporary office space. The transfer of our primary administrative offices to this temporary office space is expected to be completed by the end of the second quarter of fiscal 2016. Construction of and relocation to the new facility are expected to be completed by the end of the second quarter of fiscal 2017. Our Torrance facility is expected to be sold as part of the Corporate Relocation Plan.
On July 17, 2015, we entered into a lease agreement (“Lease Agreement”) with WF-FB NLTX, LLC (“Landlord”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas. The new facility is expected to include approximately 85,000 square feet for corporate offices, more than 100,000 square feet for manufacturing, and more than 300,000 square feet for distribution. The facility will also house a coffee lab. The Lease Agreement contains a purchase option exercisable at any time by us on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. The obligation to pay rent will commence on December 31, 2016 if the option remains unexercised. On July 17, 2015, we also entered into a Development Management Agreement (“DMA”) with Stream Realty Partners-DFW, L.P., a Texas limited partnership (“Developer”). Pursuant to the DMA, we retained the services of Developer to manage, coordinate, represent, assist and advise us on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the new facility. The term of the DMA is from July 17, 2015 until final completion of the project. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Relocation Plan” of this report.
Raw Materials and Supplies
Our primary raw material is green coffee, an agricultural commodity. The bulk of the world's green coffee supply is grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, agricultural diseases and pests, political unrest, tariffs, labor actions, currency fluctuations, armed conflict in coffee producing nations and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Additionally, specialty green coffees sell at a premium to other green coffees because they generally taste cleaner, are fresher, have fewer overall defects, offer improved cup quality and cost more to produce. The cost spread between specialty and non-specialty coffees is widening as the demand for specialty coffees continues to grow with only a limited supply to satisfy the demand, and thus cost volatility can be expected to be even more pronounced. In general, increases in the price of green coffee could cause our cost of goods sold to increase and, if not offset by product price increases, could negatively affect our financial condition and results of operations. As a result, our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments.
Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (“CCF”) and the International Coffee Organization (“ICO”). Large coffee organizations such as the CCF and the ICO may release information from time to time that can affect coffee prices.
Other raw materials used in the manufacture of our tea and culinary products include a wide variety of spices, such as cinnamon, pepper, chilies, oregano and thyme, as well as cocoa, dehydrated milk products, salt and sugar. These raw materials are agricultural products and can be subject to wide cost fluctuations. We are also subject to cost fluctuations in our packaging materials.
Trademarks and Licenses
We own 153 registered trademarks which are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. Additionally, in connection with the DSD Coffee Business acquisition, the Company and Sara Lee entered into certain operational agreements that include trademark and formula license agreements. In February 2012, the trademark agreements and formula license agreements with Sara Lee were assigned to the J.M. Smucker Company (“J.M. Smucker”) as part of an acquisition transaction between J.M. Smucker and Sara Lee.
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
Distribution
Most sales are made “off-truck” to our customers at their places of business by our RSRs who are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. We serve our customers from five distribution centers strategically located for national coverage. Our distribution trucks are replenished from 111 branch warehouses located throughout the contiguous United States. We operate our own trucking fleet to support our long-haul distribution requirements. A portion of our products is also distributed by third parties or is direct shipped via common carrier. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply.
Customers
We serve a wide variety of customers, from small restaurants and donut shops to large institutional buyers like restaurant chains, hotels, casinos, hospitals, foodservice providers, convenience stores, gourmet coffee houses, bakery/café chains, national drugstore chains, large regional and national grocery and specialty food retailers and QSRs. Within our DSD network, we believe on-premise customer contact, our large distribution network, and our relationship-based high-quality service model are integral to our past and future success. We believe our coffee industry leadership, market insight and sustainability leadership play a key role in the success of our national account business. Although no single customer represents 10% or more of our net sales, we have several large national account customers, the loss of one or more of which is likely to have a material adverse effect on our results of operations.
Competition
We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Brands Group, Inc. and KraftHeinz (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S&D Coffee & Tea and Boyd Coffee Company, and specialty coffee suppliers such as

Keurig Green Mountain, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., Starbucks Coffee Company and Peet’s Coffee & Tea. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores such as Costco, Sam's Club and Restaurant Depot.
Competition is robust and is based primarily on products and price, with distribution and service often a major factor. Most of our customers rely on us for distribution; however, some of our customers use third-party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low-cost provider with little concern about service, while others find great value in the service programs we provide. We believe our longevity, product quality, national distribution network, coffee industry leadership, market insight, sustainability leadership and our comprehensive and superior customer service are the major factors that differentiate us from our competitors. We compete well when quality, comprehensive service, coffee industry leadership, market insight, sustainability leadership and distribution are valued by our customers, and are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.
Working Capital
We finance our operations internally and through borrowings under our senior secured revolving credit facility (“Revolving Facility”) of up to $75.0 million (“Revolving Commitment”) which is administered by JP Morgan Chase Bank (“Chase”). The Revolving Facility, which expires on March 2, 2020, includes an accordion feature whereby we may increase the Revolving Commitment by an aggregate amount not to exceed $50.0 million, subject to certain conditions. Our working capital needs are greater in the months leading up to our peak sales period during the winter months, which we typically finance with cash flow provided by operations. In anticipation of our peak sales period, we typically increase inventory in the first quarter of the fiscal year. We use various techniques including demand forecasting and planning to determine appropriate inventory levels for seasonal demand.
We believe the Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, and the expected proceeds from the sale of our Torrance facility, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including the expected capital expenditures associated with the Corporate Relocation Plan and other costs under the Lease Agreement and DMA for the new facility.
Foreign Operations
We have no material revenues from foreign operations.
Regulatory Environment
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, occupational safety and health practices, and distribution of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. It is our policy to abide by the laws and regulations around the world that apply to our businesses.
Compliance with government regulations relating to the discharge of materials into the environment, or otherwise relating to protection of the environment, has not had a material effect on our financial condition or results of operations.
Other
On June 30, 2015 we employed 1,784 employees, 608 of whom are subject to collective bargaining agreements. The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
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
On February 5, 2015, we announced the Corporate Relocation Plan to close and relocate our Torrance operations to a facility in Northlake, Texas, which is expected to affect approximately 350 positions as a result of the Torrance facility closure. We cannot guarantee that we will be successful in implementing the Corporate Relocation Plan in a timely manner or at all, or that such efforts will not interfere with our ability to achieve our business objectives. For example, our restructuring activities could disrupt our ongoing operations, which could adversely affect our ability to deliver products both on a timely basis and in accordance with customer requirements, the effect of which could delay revenues or result in lost business opportunities. Moreover, reductions in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business which may cause them to delay or curtail doing business with us, may increase the likelihood of key employees leaving the Company or make it more difficult to recruit new employees, and may have an adverse impact on our business. Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in many of our key positions may be intense, and we may not be able to hire sufficiently skilled people or to retain them. Restructuring efforts have caused and will continue to cause us to incur significant expenses and other costs, including potential impairment losses on our long-lived assets, write-offs of inventory, losses on the disposal of fixed assets and certain pension-related costs. The timing and costs to implement the Corporate Relocation Plan, including completion of the new facility, may exceed our expectations which will interfere with our ability to achieve our business objectives or could cause us to incur indebtedness in amounts in excess of expectations. In addition, we have obtained approval from governmental entities in Texas for certain incentives, primarily tax abatements, related to the relocation to Northlake, Texas, subject to satisfying conditions required by those governmental entities. If we are unsuccessful in satisfying the conditions of any of these incentives, tax expenditures related to the new facility and ongoing tax obligations for the new facility may be higher than expected. If we fail to achieve our objectives of the Corporate Relocation Plan, further restructuring may be necessary. The inability to successfully complete the Corporate Relocation Plan could have a material adverse impact on our business, operating results and financial condition.
INCREASES IN THE COST OF GREEN COFFEE COULD REDUCE OUR GROSS MARGIN AND PROFIT.
Our primary raw material is green coffee, an agricultural commodity. The bulk of the world's green coffee supply is grown outside the United States and can be subject to volatile price fluctuations. Weather, real or perceived supply shortages, speculation in the commodity markets, agricultural diseases and pests, political unrest, tariffs, labor actions, currency fluctuations, armed conflict in coffee producing nations, and government actions, including treaties and trade controls between the U.S. and coffee producing nations, can affect the price of green coffee. Although Arabica “C” market prices are currently relatively low compared to their recent historical levels, there can be no assurance that green coffee prices will remain at these levels in the future. Additionally, specialty green coffees sell at a premium to other green coffees because they generally taste cleaner, are fresher, have fewer overall defects, offer improved cup quality and cost more to produce. The cost spread between specialty and non-specialty coffees is widening as the demand for specialty coffees continues to grow with only a limited supply to satisfy the demand, and thus cost volatility can be expected to be even more pronounced.
Green coffee prices can also be affected by the actions of producer organizations. The most prominent of these are the Colombian Coffee Federation, Inc. (“CCF”) and the International Coffee Organization (“ICO”). Large coffee organizations such as the CCF and the ICO may release information from time to time that can affect coffee prices.

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
Some of the Arabica coffee beans of the quality we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships with coffee brokers, exporters or growers deteriorate, we may be unable to procure a sufficient quantity of high‑quality coffee beans at prices acceptable to us or at all. In such cases, we may not be able to fulfill the demand of our existing customers, supply new customers or expand other channels of distribution.
Maintaining a steady supply of green coffee is essential to be able to keep inventory levels low and, at the same time, secure sufficient stock to meet customer needs. To help ensure future supplies, we may purchase coffee for delivery in the future. Non-performance by suppliers could expose us to credit and supply risk. Additionally, entering into such future commitments exposes us to purchase price risk. Because we are not always able to pass price changes through to our customers due to competitive pressures or contractual restrictions, unpredictable price changes can have an immediate effect on operating results that cannot be corrected in the short run.
CHANGES IN GREEN COFFEE COMMODITY PRICES MAY NOT BE IMMEDIATELY REFLECTED IN OUR COST OF GOODS SOLD AND MAY INCREASE VOLATILITY IN OUR RESULTS.
We purchase exchange-traded coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments also may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Accounting rules require that at the end of each reporting period we value those open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges by marking them to period-end market price and including in our financial results the unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked in. If the period-end green coffee commodity prices decline below our locked in price for these contracts, we will be required to recognize the resulting losses in our results of operations. Further, if our derivative counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could result in termination of that facility, limit our ability to manage our commodity price risk and have a material adverse effect on our business, financial condition and results of operations. Such transactions could cause volatility in our results because the recognition of losses and the offsetting gains may occur in different fiscal periods. Rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory. Open contracts associated with these hedging activities are described in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of this report.
WE FACE EXPOSURE TO OTHER COMMODITY COST FLUCTUATIONS, WHICH COULD IMPACT OUR MARGINS AND PROFITABILITY.
In addition to green coffee, we are also exposed to cost fluctuations in other commodities, including milk, spices, natural gas and gasoline. Our key packaging materials include plastic resins derived from petroleum, including polyethylene terephthalate or PET and polypropylene resin used for plastic bottles and film packaging used for our roasted coffees, closures, cardboard and paperboard cartons. Some of these raw materials and supplies are available from a limited number of suppliers or are in shortest supply when seasonal demand is at its peak. In addition, an increase in the cost of fuel could indirectly lead to higher electricity costs, transportation costs and other commodity costs. Much like green coffee costs, the costs of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. Unlike green coffee, we do not purchase any derivative instruments to hedge costs fluctuations in these other commodities. As a result, to the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

INCREASE IN THE COST, DISRUPTION OF SUPPLY OR SHORTAGE OF ENERGY OR FUEL COULD AFFECT OUR PROFITABILITY.
We operate a large fleet of trucks and other motor vehicles to distribute and deliver our products to customers. A portion of our products is also distributed by third parties or is direct shipped via common carrier. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our plants and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources in North America that may be caused by increasing demand or by events such as natural disasters, power outages, or the like, would increase our operating costs and negatively impact our profitability.
LOSS OF BUSINESS FROM ONE OR MORE OF OUR LARGE NATIONAL ACCOUNT CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.
In fiscal 2015 and 2014, we derived an increasing percentage of sales from national account customers. Although no single customer represents 10% or more of our consolidated net sales,, we have several large national account customers, the loss of one or more of which is likely to have a material adverse effect on our results of operations.
FUTURE ASSET IMPAIRMENT CHARGES COULD ADVERSELY AFFECT OUR FUTURE OPERATING RESULTS.
We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve our forecasted operating results, due to weakness in the economic environment or other factors, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and goodwill and adversely affect our operating results.
RESTRICTIVE COVENANTS IN OUR CREDIT FACILITY MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.
Our credit facility contains various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

•	incur additional indebtedness;

•	create, incur, assume or permit any lien on property that is owned or acquired in the future;

•
pay dividends if, among other things, certain Excess Availability requirements are not met, and an event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto; and

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.
Our credit facility also contains financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances. Our ability to meet those covenants may be affected by events beyond our control, and there can be no assurance that we will meet those covenants. The breach of any of these covenants could result in a default under the credit facility.
WE RELY ON INFORMATION TECHNOLOGY AND ARE DEPENDENT ON ENTERPRISE RESOURCE PLANNING SOFTWARE IN OUR OPERATIONS. ANY MATERIAL FAILURE, INADEQUACY, INTERRUPTION OR SECURITY FAILURE OF THAT TECHNOLOGY COULD AFFECT OUR ABILITY TO EFFECTIVELY OPERATE OUR BUSINESS.
We rely on information technology systems across our operations, including management of our supply chain, point-of-sale processing, and various other processes and transactions. Our ability to effectively manage our business and coordinate the production, distribution and sale of our products depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively and continuously, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could result in delays in processing replenishment orders from our branch warehouses, an inability to record input costs or product sales accurately or at all, an impaired understanding of our operations and results and reduced operational efficiency. Significant capital investments could be required to remediate any potential problems.

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
VOLATILITY IN THE EQUITY MARKETS COULD REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO.
We maintain a portfolio of fixed-income based investments disclosed as cash equivalents and short-term investments on our consolidated balance sheets. The value of our investments may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. We have incurred operating losses in the past and if we incur operating losses in the future on a continual basis, a portion or all of this investment portfolio may be required to be liquidated to fund those losses.
WE ARE LARGELY RELIANT ON MAJOR FACILITIES IN CALIFORNIA, TEXAS AND OREGON FOR DISTRIBUTION AND PRODUCTION OF OUR PRODUCT LINE.
A significant interruption in operations at any of our facilities in Torrance, California, Houston, Texas, or Portland, Oregon, whether as a result of a natural disaster, terrorism or other causes, could significantly impair our ability to operate our business. Following the completion of the Corporation Relocation Plan, we anticipate that we will be subject to similar risks at our Northlake, Texas facility. During the execution of the Corporate Relocation Plan, we anticipate that our existing production facilities in Portland and Houston will operate at much higher utilization rates than they have historically, upwards of 90% or higher depending on product demand and the number of production shifts. In the event of significant increases in demand that precede the completion of our Northlake facility, we may be required to increase staffing, including through temporary labor and overtime, use third-party manufacturers, lease additional production facilities, or some combination of those alternatives or others to satisfy demand. There can be no assurance that we would be able to identify appropriate third-party providers on a timely basis or at all. The majority of our green coffee comes through the Ports of Los Angeles, Long Beach, Houston, San Francisco and Portland. Any interruption to port operations, highway arteries, gas mains or electrical service in the areas where we operate or obtain products or inventory could restrict our ability to manufacture and distribute our products for sale and would adversely impact our business. Further, any inability to satisfy increases in demand through our current facilities or identifying appropriate third-party providers could restrict our ability to manufacture our products for sale, adversely impact our business and damage our reputation.
INCREASED SEVERE WEATHER PATTERNS MAY INCREASE COMMODITY COSTS, DAMAGE OUR FACILITIES AND IMPACT OR DISRUPT OUR PRODUCTION CAPABILITIES AND SUPPLY CHAIN.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Major weather phenomena like El Niño and La Niña are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration, causing improper development of the coffee cherries. A large portion of the global coffee supply comes from Brazil and so the climate and growing conditions in that country carry heightened importance. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit the availability or increase the cost of key agricultural commodities, such as green coffee, sugar and tea, which are important ingredients for our products. We have experienced storm-related damages and disruptions to our operations, in the recent past related to both winter storms as well as heavy rainfall and flooding. Increased frequency or duration of extreme weather conditions could also damage our facilities, impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND WE MAY NOT HAVE THE RESOURCES TO COMPETE EFFECTIVELY.
We primarily compete with other coffee companies, including multi-national firms with substantially greater financial, marketing and operating resources than the Company. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products such as J.M. Smucker (Folgers Coffee), Dunkin' Brands Group, Inc. and KraftHeinz (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and U.S. Foods, regional institutional coffee roasters such as S&D Coffee & Tea and Boyd Coffee Company, and specialty coffee suppliers such as Keurig Green Mountain, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee, Inc., Starbucks Coffee Company and Peet’s Coffee & Tea. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores such as Costco, Sam's Club and Restaurant Depot. If we do not succeed in differentiating ourselves from our competitors or if our competitors adopt our strategies, then our competitive position may be weakened. In addition, from time to time, we may need to reduce our prices in response to competitive and customer pressures and to attract market share. Competition and customer pressures as well as contractual restrictions may also restrict our ability to increase prices in response to commodity and other cost increases resulting in lower profit margins. Our results of operations will be adversely affected if our profit margins decrease, as a result of a reduction in prices or an increase in costs, and if we are unable to increase sales volumes to offset those profit margin decreases.
VOLATILITY IN THE EQUITY MARKETS OR INTEREST RATE FLUCTUATIONS COULD SUBSTANTIALLY INCREASE OUR PENSION FUNDING REQUIREMENTS AND NEGATIVELY IMPACT OUR FINANCIAL POSITION.
At June 30, 2015, the projected benefit obligation under our single employer defined benefit pension plans was $144.2 million and the fair value of plan assets was $100.2 million. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation.
OUR SALES AND DISTRIBUTION NETWORK IS COSTLY TO MAINTAIN.
Our sales and distribution network requires a large investment to maintain and operate. Costs include the fluctuating cost of gasoline, diesel and oil, costs associated with managing, purchasing, leasing, maintaining and insuring a fleet of delivery vehicles, the cost of maintaining distribution centers and branch warehouses throughout the country, and the cost of hiring, training and managing our RSRs. Many of these costs are beyond our control, and many are fixed rather than variable. Some competitors use alternate methods of distribution that fix, control, reduce or eliminate many of the costs associated with our method of distribution.
EMPLOYEE STRIKES AND OTHER LABOR-RELATED DISRUPTIONS MAY ADVERSELY AFFECT OUR OPERATIONS.
We have union contracts relating to a significant portion of our workforce. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future, and our Corporate Relocation Plan could have the effect of encouraging labor disputes. There are potential adverse effects of labor disputes with our own employees or by others who provide transportation (shipping lines, truck drivers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. These actions could restrict our ability to obtain, process and/or distribute our products.
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
WE ARE SELF-INSURED AND OUR RESERVES MAY NOT BE SUFFICIENT TO COVER FUTURE CLAIMS.
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision and automobile risks present a large potential liability. While we accrue for this liability based on historical claims experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. Due to the Company’s failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company has posted a $7.0 million and $6.5 million letter of credit at June 30, 2015 and 2014, respectively, as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans.
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
OUR OPERATING RESULTS MAY HAVE SIGNIFICANT FLUCTUATIONS FROM PERIOD TO PERIOD WHICH COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.
Our operating results may fluctuate from period to period or within certain periods as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition from existing or new competitors in our industry, changes in consumer preferences, our ability to manage inventory and fulfillment operations and maintain gross margin, and period and year-end LIFO inventory adjustments. Fluctuations in our operating results as a result of these factors or for any other reason could cause our stock price to decline. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
OPERATING LOSSES MAY RECUR AND, AS A RESULT, COULD LEAD TO INCREASED LEVERAGE WHICH MAY HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We incurred an operating loss in fiscal 2012 and a net loss in fiscal 2013 and 2012. If our current strategies are unsuccessful, we may not achieve the levels of sales and earnings we expect. As a result, we could suffer additional losses in future years and our stock price could decline leading to deterioration in our credit rating, which could limit the availability of additional financing and increase the cost of obtaining financing. In addition, an increase in leverage could raise the likelihood of a financial covenant breach which in turn could limit our access to existing funding under our credit facility.
Our ability to fund the expenditures associated with our Corporate Relocation Plan, satisfy our lease obligations and make payments of principal and interest on our indebtedness depends on our future performance. Should we experience deterioration in operating performance, we will have less cash inflows from operations available to meet these obligations. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:

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
CUSTOMER QUALITY CONTROL PROBLEMS MAY ADVERSELY AFFECT OUR BRANDS THEREBY NEGATIVELY IMPACTING OUR SALES.
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
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, occupational safety and health practices, and distribution of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws; laws relating to product labeling, advertising and marketing practices; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. We are subject to additional and changing requirements under the Food Safety Modernization Act of 2011 (“FSMA”), which requires among other things, that food facilities conduct contamination hazard analyses, implement risk-based preventive controls and develop track-and-trace capabilities. While some of the FSMA rule-making has been completed, there are still portions of the law for which final rule-making has not yet concluded. We currently have “hazard analysis and critical control points” processes and procedures in place that may appropriately address many of the existing or future concerns arising out of FSMA; however, any new Food and Drug Administration (“FDA”) rules and regulations could require us to change certain of our operational processes and procedures, or implement new ones, and there could also be unforeseen issues, requirements and costs that arise as the FDA promulgates its new rules and regulations. The implementation of the final regulations may change our operating procedures for the production, handling and sale of our products, and may increase our operating and compliance costs.
In addition, for example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. Proposition 65 exposes all food and beverage producers to the possibility of having to provide warnings on their products in California because it does not provide for any generally applicable quantitative threshold below which the presence of a listed substance is exempt from the warning requirement. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. The Council for Education and Research on Toxics (“CERT”) has filed suit against a number of companies as defendants, including CBI, which sell coffee in California for allegedly failing to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide.
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
As of September 11, 2015, members of the Farmer family or entities controlled by the Farmer family (including trusts) comprising a group for purposes of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), beneficially owned approximately 36.5% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
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
ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.
Our Board of Directors has the authority to issue up to 500,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of the Company without further action by stockholders and may adversely affect the voting and other rights of the holders of our common stock.
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
We currently have three production facilities in Torrance, California, Portland, Oregon and Houston, Texas. Pursuant to the Corporate Relocation Plan, we will close our Torrance facility and relocate its operations to a new state-of-the-art facility housing our manufacturing, distribution, coffee lab and corporate headquarters in Northlake, Texas in the Dallas/Fort Worth area.
We expect to close the Torrance facility in phases, and we began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at our Torrance, Portland and Houston production facilities. In May 2015, we moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to our Houston and Portland production facilities and in conjunction relocated our Houston distribution operations to our Oklahoma City distribution center. Spice blending, grinding, packaging and product development continues to take place at our Torrance production facility, and we are considering options for this division of our business. We are in the process of transferring our primary administrative offices from Torrance to Fort Worth, Texas, where we have leased 32,000 square feet of temporary office space. The transfer of our primary administrative offices to this temporary office space is expected to be completed by the end of the second quarter of fiscal 2016. Construction of and relocation to the new facility are expected to be completed by the end of the first half of fiscal 2017. Our Torrance facility is expected to be sold as part of the Corporate Relocation Plan.
On July 17, 2015, we entered into a lease agreement (“Lease Agreement”) with WF-FB NLTX, LLC (“Landlord”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas. The new facility is expected to include approximately 85,000 square feet for corporate offices, more than 100,000 square feet for manufacturing, and more than 300,000 square feet for distribution. The facility will also house a coffee lab. The Lease Agreement contains a purchase option exercisable at any time by us on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December

31, 2016. The obligation to pay rent will commence on December 31, 2016 if the option remains unexercised. On July 17, 2015, we also entered into a Development Management Agreement (“DMA”) with Stream Realty Partners-DFW, L.P., a Texas limited partnership (“Developer”). Pursuant to the DMA, we retained the services of Developer to manage, coordinate, represent, assist and advise the Company on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the new facility. The term of the DMA is from July 17, 2015 until final completion of the project. For more information, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Relocation Plan” of this report.
As of June 30, 2015, distribution continued to take place out of our Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois, Oklahoma City, Oklahoma, and Moonachie, New Jersey. We stage our products in 111 branch warehouses throughout the contiguous United States. Our five distribution centers and these branch warehouses, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 2,500 to 50,000 square feet.
Approximately 55% of our facilities are leased with a variety of expiration dates through 2020, although our two largest facilities, in Torrance and Houston, are owned. The lease on the Portland facility expires in 2018 and has options to renew for up to an additional 10 years. The new facility in Northlake, Texas will be leased subject to the purchase option described above.
During the execution of the Corporate Relocation Plan, we anticipate that our existing production facilities in Portland and Houston will operate at much higher utilization rates than they have historically, upwards of 90% or higher depending on product demand and the number of production shifts. We believe our existing Portland and Houston production facilities, together with our existing distribution centers and branch warehouses will provide adequate capacity for our current operations. In the event of significant increases in demand that precede the completion of construction of our Northlake facility, we may be required to increase staffing, including through temporary labor and overtime, use third-party manufacturers, lease production facilities or use some combination of those alternatives or others to satisfy the additional demand. We believe the temporary office space for our administrative offices in Fort Worth, Texas is adequate to meet the needs of our administrative staff until our new facility is complete. A complete list of properties operated by Farmer Bros. is attached hereto as Exhibit 99.1 and incorporated herein by reference.

Item 3.	Legal Proceedings
Council for Education and Research on Toxics (“CERT”) v. Brad Berry Company Ltd., et al., Superior Court of State of California, County of Los Angeles
On August 31, 2012, CERT filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has demanded that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65.
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

To date, the pleadings stage of the case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these “Phase 1” defenses have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three Phase 1 defenses.   Following two continuances, the court heard on April 9, 2015 final arguments on the Phase 1 issues.  On July 25, 2015, the court issued its Proposed Statement of Decision with respect to Phase 1 defenses against the defendants, which was confirmed, on September 2, 2015 in the Final Statement of Decision. At this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
Steve Hernandez vs. Farmer Bros. Co., Superior Court of State of California, County of Los Angeles
On July 24, 2015, former Company employee Hernandez filed a putative class action complaint for damages alleging a single cause of action for unfair competition under the California Business & Professions Code. The claim purports to seek disgorgement of profits for alleged violations of various provisions of the California Labor Code relating to: failing to pay overtime, failing to provide meal breaks, failing to pay minimum wage, failing to pay wages timely during employment and upon termination, failing to provide accurate and complete wage statements, and failing to reimburse business-related expenses. Hernandez’s complaint seeks restitution in an unspecified amount and injunctive relief, in addition to attorneys’ fees and expenses. Hernandez alleges that the putative class is all “current and former hourly-paid or non-exempt individuals” for the four (4) years preceding the filing of the complaint through final judgment, and Hernandez also purports to reserve the right to establish sub-classes as appropriate.  The court to which the case was initially assigned issued an order on September 4, 2015 staying this case until the initial status conference on November 17, 2015 on the basis that the case will be re-assigned as a “complex” action to the Central Civil West Courthouse in Los Angeles. We intend to timely respond to the complaint once the stay has been lifted.  At this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
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
Market Information
We have one class of common stock which is traded on the NASDAQ Global Select Market under the symbol “FARM.” The following table sets forth, for the periods indicated, the cash dividends declared and the high and low sales prices of the shares of common stock of the Company as quoted on the NASDAQ Global Select Market.

	Year Ended June 30, 2015			Year Ended June 30, 2014
	High	Low	Dividend	High	Low	Dividend
1st Quarter	$29.10	$20.29	$—	$16.44	$13.07	$—
2nd Quarter	$31.86	$26.01	$—	$24.33	$14.73	$—
3rd Quarter	$32.50	$22.72	$—	$24.28	$19.45	$—
4th Quarter	$25.96	$23.39	$—	$21.92	$18.05	$—
Holders
As of September 11, 2015, there were approximately 2,300 holders of record and the closing price of our common stock on NASDAQ was $25.86. Determination of holders of record is based upon the number of record holders and individual participants in security position listings.
Dividends
The Company’s Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, loan agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the loan agreement restrictions on the payment of dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included in Part II, Item 7 of this report, and Note 12, “Bank Loan,” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Equity Compensation Plan Information
This information appears in Part III, Item 12 of this report.

Performance Graph
The chart set forth below shows the value of an investment of $100.00 at the close of trading on June 30, 2010 in each of Farmer Bros. Co. common stock, the Russell 2000 Index, the Value Line Food Processing Index and a peer group index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of June 30 of each year.
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
Comparison of Five-Year Cumulative Total Return
Farmer Bros. Co., Russell 2000 Index, Value Line Food Processing Index and Peer Group Index
(Performance Results Through June 30, 2015)

	2010	2011	2012	2013	2014	2015
Farmer Bros. Co.	$100.00	$68.50	$53.78	$94.99	$145.99	$158.76
Russell 2000 Index	$100.00	$137.41	$134.55	$167.12	$206.63	$220.69
Value Line Food Processing Index	$100.00	$129.52	$140.73	$168.82	$206.60	$220.89
Peer Group Index	$100.00	$140.22	$167.29	$202.21	$225.56	$246.30
Source: Value Line Publishing, LLC

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year Ended June 30,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Net sales	$545,882	$528,380	$513,869	$498,701	$464,346
Cost of goods sold	$348,846	$332,466	$328,693	$332,309	$316,109
Restructuring and other transition expenses(1)	$10,432	$—	$—	$—	$—
Income (loss) from operations	$3,284	$8,916	$372	$(21,846)	$(70,725)
Income (loss) from operations per common share—diluted	$0.20	$0.56	$0.02	$(1.41)	$(4.69)
Net income (loss)(2)	$652	$12,132	$(8,462)	$(26,576)	$(52,033)
Net income (loss) per common share—basic	$0.04	$0.76	$(0.54)	$(1.72)	$(3.45)
Net income (loss) per common share—diluted	$0.04	$0.76	$(0.54)	$(1.72)	$(3.45)
Cash dividends declared per common share	$—	$—	$—	$—	$0.18

	June 30,
(In thousands)	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Total assets	$240,943	$266,177	$244,136	$257,916	$292,050
Capital lease obligations(3)	$5,848	$9,703	$12,168	$15,867	$8,636
Long-term borrowings under revolving credit facility	$—	$—	$10,000	$—	$—
Earn-out payable-RLC acquisition(4)	$200	$—	$—	$—	$—
Long-term derivative liabilities	$25	$—	$1,129	$—	$—
Total liabilities(5)	$150,932	$151,313	$162,298	$174,364	$158,635
_____________
(1) See Note 3 “Corporate Relocation Plan” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(2) Includes: (a) $(0.4) million in net losses from sales of assets, primarily vehicles, $10.4 million in restructuring and other transition expenses and $4.9 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2015; (b) $3.8 million in net gains from sales of assets, primarily real estate, in fiscal 2014; (c) $4.5 million in net gains from sales of assets, primarily real estate, and $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2013; (d) $14.2 million in beneficial effect of liquidation of LIFO inventory quantities, $5.6 million in impairment losses on goodwill and intangible assets and $4.6 million in pension withdrawal expense in fiscal 2012; and (e) $(13.4) million in income tax benefit, $7.8 million in impairment losses on intangible assets, $1.5 million in pension curtailment expense and $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2011.
(3) Excludes imputed interest.
(4) See Note 2 “Acquisition” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(5) Excludes the Lease Agreement for the Northlake, Texas facility that the Company entered into subsequent to the fiscal year ended June 30, 2015 (see Note 21 “Subsequent Event” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report).
.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2015, 2014 and 2013 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the “Risk Factors” described in Part I, Item 1A of this report.
Overview
We are a manufacturer, wholesaler and distributor of coffee, tea and culinary products. Our customers include restaurants, hotels, casinos, offices, QSRs, convenience stores, healthcare facilities and other foodservice providers, as well as private brand retailers in the QSR, grocery, drugstore, restaurant, convenience store and independent coffeehouse channels. We were founded in 1912, were incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Since 2007, Farmer Bros. has achieved growth primarily through the acquisition in 2007 of CBH, the parent company of CBI, a specialty coffee manufacturer and wholesaler, and the acquisition in 2009 from Sara Lee of certain assets used in connection with the DSD Coffee Business. Further, in fiscal 2015, we completed the RLC Acquisition to expand our DSD and in-room distribution business in the Southeastern United States.
Corporate Relocation Plan
On February 5, 2015, we announced the Corporate Relocation Plan, pursuant to which we will close our Torrance facility and relocate these operations to a new state-of-the-art facility housing our manufacturing, distribution, coffee lab and corporate headquarters. Our decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities. The new facility will be located in Northlake, Texas in the Dallas/Fort Worth area.
We expect to close our Torrance facility in phases and we began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at our Torrance, Portland and Houston production facilities. In May 2015, we moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to our Houston and Portland production facilities and in conjunction relocated our Houston distribution operations to our Oklahoma City distribution center. Spice blending, grinding, packaging and product development continues to take place at our Torrance production facility, and we are considering options for this division of our business. As of June 30, 2015, distribution continued to take place out of our Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. We are in the process of transferring our primary administrative offices from Torrance to Fort Worth, Texas, where we have leased 32,000 square feet of temporary office space. The transfer of our primary administrative offices to this temporary office space is expected to be completed by the end of the second quarter of fiscal 2016. Construction of and relocation to the new facility are expected to be completed by the end of the second quarter of fiscal 2017. Our Torrance facility is expected to be sold as part of the Corporate Relocation Plan.
Expenses related to the Corporate Relocation Plan included in “Relocation and other transition expenses” in our consolidated statements of operations include employee retention and separation benefits, facility-related costs, and other related costs such as travel, legal, consulting and other professional services. In order to receive the retention and/or separation benefits, impacted employees are required to provide service through their retention dates which vary from May 2015 through March 2016 or separation dates which vary from May 2015 through June 2016. A liability for such retention and separation benefits was recorded at the communication date in “Accrued payroll expenses” on our consolidated balance sheets. Facility-related costs and other related costs are recognized in the period when the liability is incurred.
Expenses related to our Corporate Relocation Plan in fiscal 2015 consisted of $6.5 million in employee retention and separation benefits, $0.6 million in facility-related costs including the relocation of certain distribution operations, and $3.3 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs included $0.3 million in non-cash depreciation expense associated with the idled Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
The following table sets forth the activity in liabilities associated with our Corporate Relocation Plan for the fiscal year ended June 30, 2015:

(In thousands)	Balances, July 1, 2014	Additions	Payments	Non-Cash Settled	Adjustments	Balances, June 30, 2015
Employee-related costs(1)	$—	$6,513	$357	$—	$—	$6,156
Facility-related costs(2)	—	625	373	252	—	—
Other(3)	—	3,294	3,094	—	—	200
Total	$—	$10,432	$3,824	$252	$—	$6,356

Current portion	—					6,356
Non-current portion	—					—
Total	$—					$6,356
_______________
(1) Included in “Accrued payroll expenses” on the consolidated balance sheets.
(2) Non-cash settled facility-related cost represents depreciation expense associated with the idled Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
(3) Included in “Accounts payable” on the consolidated balance sheets.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, we estimate that we will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility-related costs and $7 million in other related costs. We may incur certain other non-cash asset impairment costs, pension-related costs and postretirement benefit costs in connection with the Corporate Relocation Plan which we have not yet determined. We recognized approximately 41% of the aggregate cash costs in fiscal 2015. The remainder is expected to be recognized in fiscal 2016 and the first quarter of fiscal 2017.
On July 17, 2015, we entered into a lease agreement (“Lease Agreement”) with WF-FB NLTX, LLC (“Landlord”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas. The new facility is expected to include approximately 85,000 square feet for corporate offices, more than 100,000 square feet for manufacturing, and more than 300,000 square feet for distribution. The facility will also house a coffee lab. The Lease Agreement contains a purchase option exercisable at any time by us on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. The obligation to pay rent will commence on December 31, 2016, if the option remains unexercised.
The initial term of the lease is for 15 years  from the rent commencement date with six options to renew, each with a renewal term of 5 years. The annual base rent for the new facility will be an amount equal to:
•the product of 7.50% and (a) the total estimated budget for the project, or (b) all construction costs outlined in the final budget on or prior to the scheduled completion date; or
•the product of 7.50% and the total project costs, to the extent that all components of the document delivery and completion requirement are fully satisfied on or prior to the scheduled completion date.
Annual base rent will increase by 2% during each year of the lease term.

On July 17, 2015, we also entered into a Development Management Agreement (“DMA”) with Stream Realty Partners-DFW, L.P., a Texas limited partnership (“Developer”). Pursuant to the DMA, we retained the services of Developer to manage, coordinate, represent, assist and advise us on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the new facility. The term of the DMA is from July 17, 2015 until final completion of the project. Pursuant to the DMA, we will pay Developer:
•a development fee of 3.25% of all development costs;
•an oversight fee of 2% of any amounts paid to the Company-contracted parties for any oversight by the Developer of Company-contracted work;
•an incentive fee, the amount of which will be determined by the parties, if final completion occurs prior to the scheduled completion date; and
•an amount equal to $2.6 million as additional fee in respect of development services.
Subject to the finalization of the optimal utilization, automation and build-out of the facility, the new facility construction costs are currently expected to be approximately $35 million to $40 million. Pursuant to the Lease Agreement, Landlord owns the premises, and is obligated to finance the overall construction and to reimburse us for substantially all expenditures we incur with respect to the construction of the premises. In addition to Landlord's expenditures for the construction of the new facility, we expect to incur and pay for approximately $20 million to $25 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. No such capital expenditures were incurred in the fiscal years ended June 30, 2015 and 2014. The majority of the capital expenditures associated with the new facility are expected to be incurred in early fiscal 2017. The expenditures associated with the new facility are expected to be partially offset by the net proceeds from the planned sale of our Torrance facility.
Acquisition
On January 12, 2015, we completed the RLC Acquisition. The purchase price was $1.5 million, consisting of $1.2 million in cash paid at closing and earnout payments of up to $0.1 million that we expect to pay each year over a three-year period based on achievement of certain milestones.
The accompanying consolidated financial statements include RLC's results since the date of acquisition. At closing, we received substantially all of the fixed assets of RLC. We did not assume any liabilities of RLC. Disclosure of the impact of the RLC Acquisition on a pro forma basis as if the results of RLC had been included from the beginning of the periods presented has not been included in the accompanying consolidated financial statements as the impact was not material.
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
The excess of the purchase price over the total fair value of assets acquired is included as goodwill. Intangible assets consist of a non-compete agreement and customer relationships with a total net carrying value and accumulated amortization as of June 30, 2015 of $0.8 million and $0.1 million, respectively.  Estimated aggregate amortization of acquired intangible assets, calculated on straight-line basis and based on the estimated fair values is $0.2 million in each of the next four fiscal years commencing with fiscal 2016.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Our significant accounting policies are discussed in Note 1 to our consolidated financial statements, included herein at Part II, Item 8. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, the allowance for doubtful accounts, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance, tax liabilities and litigation. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable based on information available to us at the time these estimates are made.
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
Exposure to Commodity Price Fluctuations and Derivative Instruments
Our primary raw material is green coffee, an agricultural commodity. Green coffee prices are determined by worldwide forces of supply and demand, and, as a result, green coffee prices are volatile. In the fiscal year ended June 30, 2015, “C” market prices rose in the first quarter but declined during the remaining three quarters. In the fiscal year ended June 30, 2014, the “C” market experienced a significant drop during the first two quarters and then increased sharply in the third quarter. In the fiscal year ended June 30, 2013, average “C” market prices declined approximately 30.1% from the prior fiscal year.  Average “C” market prices in fiscal 2015, 2014 and 2013 were $1.66, $1.42 and $1.51, respectively. In general, increases in the price of green coffee could cause our cost of goods sold to increase and, if not offset by product price increases, could negatively affect our financial condition and results of operations. As a result, our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments.
Customers generally pay for our products based either on a price schedule that we announce or on a commodity-based pricing mechanism whereby the changes in green coffee commodity costs are passed through to the customer. The pricing schedule is generally subject to adjustment, either on contractual terms or in accordance with periodic product price adjustments, typically monthly, resulting in, at the least, a 30-day lag in our ability to correlate the changes in our prices with fluctuations in the cost of raw materials and other inputs. Approximately 36% and 40%, respectively, of our roast and ground coffee volumes for the fiscal years ended June 30, 2015 and 2014 were based on a price schedule. Approximately 64% and 60%, respectively, of our roast and ground coffee volumes for the fiscal years ended June 30, 2015 and 2014 were sold to customers under commodity-based pricing arrangements. Consequently, while our revenues can fluctuate significantly as green coffee prices change, we would expect the impact of these price changes on our profitability to be less significant.
In addition to our customer arrangements, we utilize derivative instruments to reduce further the impact of changing green coffee commodity prices. We purchase exchange-traded coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2015 and 2014, we had 34.2 million and 19.8 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. As a result, beginning in the fourth quarter of fiscal 2013, the effective portion of the gains and losses from re-valuing the coffee-related derivative instruments to their market prices is being recorded in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2015, approximately 94% of our outstanding coffee-related derivative instruments, representing 32.3 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2014, approximately 98% of our outstanding coffee-related derivative instruments, representing 19.4 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our results of operations.
Our risk management practices reduce but do not eliminate our exposure to changing green coffee prices. While we have limited our exposure to unfavorable green coffee price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparty may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by such counterparty, thereby reducing our liquidity. At June 30, 2015, we had $1.0 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments due to a net loss position in such accounts. At June 30, 2014, because we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements.
Allowance for Doubtful Accounts
We maintain an allowance for estimated losses resulting from the inability of our customers to meet their obligations. Due to improved collection of our outstanding receivables in fiscal 2015, we decreased the allowance for doubtful accounts by $8,000. In fiscal 2014, we reclassified $0.5 million of the allowance for doubtful long-term notes receivable to net with the corresponding notes receivable. Due to improved collection of our outstanding receivables, in fiscal 2013, we reduced our allowance for doubtful accounts by $0.8 million, however, in fiscal 2014 we increased the allowance for doubtful accounts by $0.1 million.
Inventories
Inventories are valued at the lower of cost or market. We account for coffee, tea and culinary products on the last in, first out (“LIFO”) basis, and coffee brewing equipment parts on the first in, first out (“FIFO”) basis. We regularly evaluate our inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, we record the expected effect of the liquidation of LIFO inventory quantities, if any, and record the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost.
Inventories decreased at the end of fiscal 2015 compared to fiscal 2014, primarily due to the consolidation of our Torrance coffee production with our coffee production in Houston as part of our Corporate Relocation Plan. As a result, we recorded $4.9 million in beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold in the fiscal year ended June 30, 2015, which reduced net loss for the fiscal year ended June 30, 2015 by $4.9 million. Inventories increased at the end of fiscal 2014 compared to fiscal 2013 and, therefore, no beneficial effect of liquidation of LIFO inventory quantities was recorded in cost of goods sold in fiscal 2014. We recorded $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold in the fiscal year ended June 30, 2013, which reduced net loss for the fiscal year ended June 30, 2013 by $1.1 million.
Capacity Utilization
We calculate our utilization for all of our production facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, seven days per week), in each case, based on our current product mix. Utilization rates for our production facilities were approximately 66%, 65% and 58% during the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at our Torrance, Portland and Houston production facilities. In connection with the Corporate Relocation Plan, in May 2015, we moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to our Houston and Portland production facilities and in conjunction relocated our Houston distribution operations to our Oklahoma City distribution center. Spice blending, grinding, packaging and product development continues to take place at our Torrance production facility, and we are considering options for this division of our business. As of June 30, 2015, distribution continued to take place out of our Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey.
During the execution of the Corporate Relocation Plan, we anticipate that our existing production facilities in Portland and Houston will operate at much higher utilization rates than they have historically, upwards of 90% or higher depending on product demand and the number of production shifts. We believe our existing Portland and Houston production facilities, together with our existing distribution centers and branch warehouses, will provide adequate capacity for our current operations. Since most of our customers do not commit to long-term firm production schedules, we are unable to forecast the level of customer orders with certainty to maximize utilization of manufacturing capacity. As a result, our production facility capacity utilization generally remains less than 100%. In the event of significant increases in demand that precede the completion of construction of our Northlake facility, we may be required to increase staffing, including through temporary labor and overtime, use third-party manufacturers, lease production facilities or use some combination of those alternatives or others to satisfy the additional demand.

Impairment of Goodwill and Indefinite-lived Intangible Assets
We perform our annual impairment test of goodwill and/or other indefinite-lived intangible assets as of June 30. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of our reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. In fiscal 2015, we recorded $0.3 million in goodwill in connection with the RLC Acquisition. In our annual goodwill impairment test in the fourth quarter of fiscal 2015, we determined that there were no events or circumstances that indicated impairment and, therefore, no goodwill impairment charges were recorded for the fiscal year ended June 30, 2015. There was no goodwill on our balance sheet as of June 30, 2014.
Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair values of such assets has decreased below their carrying values. In our annual test of impairment in the fourth quarter of fiscal 2015 and 2014, we determined that the book value of trademarks acquired in connection with the CBI acquisition and DSD Coffee Business acquisition was lower than the present value of the estimated future cash flows and concluded that the trademarks were not impaired. In our annual test of impairment in the fourth quarter of fiscal 2013, we determined that the book value of a certain trademark acquired in connection with the DSD Coffee Business acquisition was higher than the present value of the estimated future cash flows and concluded that the trademark was impaired. As a result, we recorded an impairment charge of $0.1 million to earnings in the fourth quarter of fiscal 2013.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the fiscal years ended June 30, 2015, 2014 and 2013. In our annual test of impairment in the fourth quarter of fiscal 2015, we determined that the book values of the definite-lived customer relationships and the non-compete agreement acquired in connection with the RLC Acquisition were lower than the present value of the estimated future cash flows from each of these intangible assets and concluded that these assets were not impaired. We may incur certain other non-cash asset impairment costs in connection with the Corporate Relocation Plan which we have not yet determined.
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
We account for our accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims was $13.4 million and $9.6 million, respectively, and the estimated recovery from reinsurance was $2.5 million and $1.2 million, respectively, as of June 30, 2015 and 2014. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on our consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on our consolidated balance sheets.
Management believes that the amount recorded at June 30, 2015 is adequate to cover all known workers' compensation claims at June 30, 2015. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results. If our estimate were off by as much as 15%, the reserve could be under or overstated by approximately $1.4 million as of June 30, 2015.
Due to our failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, we posted a $7.0 million and $6.5 million letter of credit at June 30, 2015 and 2014, respectively. as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans.
The estimated liability related to our self-insured group medical insurance at June 30, 2015 and 2014 was $1.0 million and $0.8 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability and commercial auto liability are insured through a captive insurance program. We retain the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. Our liability reserve for such claims was $0.8 million and $0.4 million as of June 30, 2015 and 2014, respectively.
The estimated liability related to our self-insured group medical insurance, general liability, product liability and commercial auto liability is included on our consolidated balance sheets in “Other current liabilities.”
Employee Benefit Plan
We provide benefit plans for most full-time employees, including 401(k), health and other welfare benefit plans and, in certain circumstances, pension benefits. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. In addition, we contribute to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and ten multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, we sponsor a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. We also provide a postretirement death benefit to certain of our employees and retirees.
We are required to recognize the funded status of a benefit plan in our consolidated balance sheet. We are also required to recognize in other comprehensive income (loss) (“OCI”) certain gains and losses that arise during the period but are deferred under pension accounting rules.
Single Employer Pension Plans
We have a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for the majority of our employees who are not covered under a collective bargaining agreement. We amended the Farmer Bros. Plan, freezing the benefit for all participants effective June  30, 2011. After the plan freeze, participants do not accrue any benefits under the Farmer Bros. Plan, and new hires are not eligible to participate in the Farmer Bros. Plan. As all plan participants became inactive following this pension curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
We also have two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). We actuarially determined that no adjustments were required to be made to fiscal 2015 net periodic benefit cost for the defined benefit pension plans as a result of the Corporate Relocation Plan.
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
We obtain actuarial valuations for our single employer defined benefit pension plans. In fiscal 2015 we discounted the pension obligations using a 4.15% discount rate and estimated an 7.5% long-term rate of return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.
At June 30, 2015, the projected benefit obligation under our single employer defined benefit pension plans was $144.2 million and the fair value of plan assets was $100.2 million. The difference between the projected benefit obligation and the fair value of plan assets is recognized as a decrease in OCI and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require premium payments to the Pension Benefit Guaranty Corporation. For the fiscal year ended June 30, 2015, we made $1.4 million in contributions to our single employer defined benefit pension plans and recorded a credit to pension expense of $(34,000). We expect to make approximately $1.6 million in contributions to our single employer defined benefit pension plans in fiscal 2016 and accrue pension expense of approximately $1.2 million per year beginning in fiscal 2016. These pension contributions are expected to continue at this level for several years; however a deterioration in the current economic environment would increase the risk that we may be required to make larger contributions in the future.
The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed rate of return on plan assets under our single employer defined benefit pension plans for fiscal 2016:

($ in thousands)
Farmer Bros. Plan Discount Rate	3.9%	Actual 4.40%	4.9%
Net periodic benefit cost	$810	$816	$805
Projected benefit obligation	$145,997	$136,962	$128,817

Farmer Bros. Plan Rate of Return	7.0%	Actual 7.50%	8.0%
Net periodic benefit cost	$1,276	$816	$355

Brewmatic Plan Discount Rate	3.9%	Actual 4.40%	4.9%
Net periodic benefit cost	$20	$21	$22
Projected benefit obligation	$4,300	$4,064	$3,852

Brewmatic Plan Rate of Return	7.0%	Actual 7.50%	8.0%
Net periodic benefit cost	$37	$21	$6

Hourly Employees’ Plan Discount Rate	3.9%	Actual 4.40%	4.9%
Net periodic benefit cost	$426	$377	$349
Projected benefit obligation	$3,414	$3,145	$2,907

Hourly Employees' Plan Rate of Return	7.0%	Actual 7.50%	8.0%
Net periodic benefit cost	$388	$377	$366

Multiemployer Pension Plans
We participate in two multiemployer defined benefit pension plans that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements. We make contributions to these plans generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.
The risks of participating in multiemployer pension plans are different from single-employer plans in that: (i) assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if we stop participating in the multiemployer plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
In fiscal 2012, we withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. The short-term and long-term portions of this estimated withdrawal charge are reflected in current and long-term liabilities, respectively, on our consolidated balance sheets at June 30, 2015 and June 30, 2014. On November 18, 2014, the Pension Fund sent us a notice of assessment of withdrawal liability in the amount of $4.35 million, which the Pension Fund adjusted to $4.86 million on January 5, 2015. We are in the process of negotiating a reduced liability amount. We have commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability.
We may incur certain pension-related costs in connection with the Corporate Relocation Plan which we have not yet determined. Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Postretirement Benefits
We sponsor a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, our contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. Our retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 4.7% at June 30, 2015. We project an initial medical trend rate of 7.7% in fiscal 2016, ultimately reducing to 4.5% in 10 years.
We also provide a postretirement death benefit to certain of our employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement, and certain other conditions related to the manner of employment termination and manner of death. We record the actuarially determined liability for the present value of the postretirement death benefit using a discount rate of 4.7%. We have purchased life insurance policies to fund the postretirement death benefit wherein we own the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. We record an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
We may incur certain postretirement-related costs in connection with the Corporate Relocation Plan which we have not yet determined
Share-based Compensation
We measure all share-based compensation cost at the grant date, based on the fair value of the award, and recognize that cost as an expense in our consolidated statements of operations over the requisite service period. The process of estimating the fair value of share-based compensation awards and recognizing share-based compensation cost over the requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rates; and

(iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2015 and 2014, we used an estimated annual forfeiture rate of 4.8% and 6.5%, respectively, to calculate share-based compensation expense based on actual forfeiture experience.
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
Deferred Tax Asset Valuation Allowance
We evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. We consider whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators, such as future earnings projections.
After consideration of positive and negative evidence, including the recent history of losses, we cannot conclude that it is more likely than not that we will generate future earnings sufficient to realize our net deferred tax assets as of June 30, 2015. Accordingly, we are maintaining a valuation allowance against our net deferred tax assets. We increased our valuation allowance by $12.3 million in the fiscal year ended June 30, 2015 to $84.9 million. The valuation allowance at June 30, 2014 was $72.6 million. Deferred tax assets were $90.1 million as of June 30, 2015 compared to $74.6 million as of June 30, 2014. In fiscal 2015, deferred tax assets increased primarily due to losses recorded in OCI related to coffee-related derivative instruments, the Company's defined benefit pension plans and the retiree medical plan. In fiscal 2014, deferred tax assets decreased primarily due to the utilization of net operating losses to offset taxable income. Additionally, a cumulative loss in OCI related to coffee hedging, which previously represented a deferred tax asset, became a cumulative gain as of the end of fiscal 2014 which lowered the total net deferred tax assets as of June 30, 2014.

Liquidity and Capital Resources
Credit Facility
On March 2, 2015, we, as Borrower, together with our wholly owned subsidiaries, CBI, FBC Finance Company, a California corporation, and CBH, as additional Loan Parties and as Guarantors, entered into a Credit Agreement (the “Credit Agreement”) and a related Pledge and Security Agreement (the “Security Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and SunTrust Bank (“SunTrust”), as Syndication Agent (collectively, the “Lenders”) (capitalized terms used below are defined in the Credit Agreement). The Credit Agreement replaced our September 12, 2011 Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. that expired on March 2, 2015 (the “Wells Fargo Credit Facility”).
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
On June 30, 2015, we were eligible to borrow up to a total of $55.1 million under the Revolving Facility. As of June 30, 2015, we had outstanding borrowings of $0.1 million, utilized $11.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $43.5 million. At June 30, 2015, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.26%. At June 30, 2015, we were in compliance with all of the restrictive covenants under the Credit Agreement.
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the Wells Fargo Credit Facility. The swap transaction was intended to manage our interest rate risk related to the Wells Fargo Credit Facility and required us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. We terminated the swap transaction on March 5, 2014. As of June 30, 2015 and 2014, we had no interest rate swap transactions in place.
We did not designate our interest rate swap as an accounting hedge. In the fiscal years ended June 30, 2014 and 2013, respectively, we recorded in “Other, net” in our consolidated statements of operations a loss of $5,000 and $25,000 for the change in fair value of our interest rate swap. No such gain or loss was recorded in fiscal 2015 (see Note 4 of the Notes to Consolidated Financial Statements).
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. As of June 30, 2015, we had $15.2 million in cash and cash equivalents, $1.0 million in restricted cash in our margin accounts for coffee-related derivative instruments and $23.7 million in short-term investments. We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, and the expected proceeds from the sale of our Torrance facility, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including the expected capital expenditures associated with the Corporate Relocation Plan and other costs under the Lease Agreement and DMA for the new facility.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $26.9 million in fiscal 2015 compared to $52.9 million in fiscal 2014 and $21.9 million in fiscal 2013. The lower level of net cash provided by operating activities in fiscal 2015 compared to the prior fiscal year was due to lower net income and a higher level of cash outflows from operating activities. Cash outflows were primarily from payments of accounts payable balances including the payment of expenses associated with the Corporate Relocation Plan, payroll expenses including accrued bonuses and restriction of cash held in margin accounts for coffee-related derivative instruments. Cash outflows were partially offset by cash inflows from a decrease in inventory balances. Inventory balances decreased in fiscal 2015 compared to fiscal 2014 primarily due to the consolidation of coffee production from the Torrance production facility with the Houston and Portland production facilities pursuant to our Corporate Relocation Plan. At June 30, 2015, we had a net loss position in our margin accounts for coffee-related derivative instruments resulting in restriction of the use of $1.0 million of cash in these accounts, which contributed to lower cash inflows in fiscal 2015. In fiscal 2014, net cash provided by operating activities resulted from a higher net income along with lower cash outflows from operating activities. Cash outflows were primarily for payments of accounts payable balances, payroll expenses and from an increase in inventory. Cash outflows were partially offset by cash inflows from release of restriction on cash held in margin accounts for coffee-related derivative instruments. At June 30, 2014, we had a gain position in our margin accounts for coffee-related derivative instruments, resulting in the release of previously restricted $8.1 million of cash. In addition, timing differences between the receipt or payment of cash and recognition of the related net gains (losses) from derivative instruments contributed to the differences in cash from operations in the fiscal years ended June 30, 2015 and 2014.
Net cash used in investing activities was $20.1 million in fiscal 2015 as compared to $20.7 million in fiscal 2014, and $10.2 million in fiscal 2013. In fiscal 2015, net cash used in investing activities included $1.2 million in payments in connection with the RLC Acquisition and $19.2 million for purchases of property, plant and equipment, partially offset by proceeds from sales of assets, primarily vehicles, of $0.3 million. In fiscal 2014, net cash used in investing activities included $25.3 million for purchases of property, plant and equipment offset by proceeds from sales of assets, primarily real estate, of $4.5 million. In fiscal 2013, net cash used in investment activities included $15.9 million for purchases of property, plant and equipment offset by proceeds from sales of assets, primarily real estate, of $5.7 million.
Net cash used in financing activities in fiscal 2015 was $3.6 million compared to $22.8 million in fiscal 2014 and $12.9 million in fiscal 2013. Net cash used in financing activities in fiscal 2015 included net repayments on our credit facility of $0.6 million, $0.6 million in deferred financing costs for the Revolving Facility and $0.1 million in tax withholding payments related to net share settlement of equity awards offset by $1.5 million in proceeds from stock option exercises. Net cash used in financing activities in fiscal 2014 included net repayments on our credit facility of $20.6 million partially offset by $1.5 million in proceeds from stock option exercises. Net repayments on our credit facility in fiscal 2013 were $10.8 million.
In fiscal 2015, we capitalized $19.2 million in property, plant and equipment purchases which included $10.7 million in expenditures to replace normal wear and tear of coffee brewing equipment, $1.5 million in building and facility improvements, $6.1 million in expenditures for vehicles, and machinery and equipment, and $0.9 million in information technology related expenditures. The decrease in cash outflows for property, plant and equipment compared to the prior fiscal year was primarily due to decreases in the purchase of coffee brewing equipment, machinery and equipment and replacement vehicles.

Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, we estimate that we will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility-related costs and $7 million in other related costs. We may incur certain other non-cash asset impairment costs, pension-related costs and postretirement benefit costs in connection with the Corporate Relocation Plan which we have not yet determined. We recognized approximately 41% of the aggregate cash costs in fiscal 2015, including $6.5 million in employee retention and separation benefits, $0.3 million in facility-related costs related to the relocation of certain distribution operations and $3.3 million in other related costs including travel, legal, consulting and other professional services. The remainder is expected to be recognized in fiscal 2016 and the first quarter of fiscal 2017.
Subject to the finalization of the optimal utilization, automation and build-out of the facility, the new facility construction costs are currently expected to be approximately $35 million to $40 million. Pursuant to the Lease Agreement, Landlord owns the premises and is obligated to finance the overall construction and to reimburse us for substantially all expenditures we incur with respect to the construction of the premises.
In addition to Landlord's expenditures for the construction of the new facility, we expect to incur and pay for approximately $20 million to $25 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. No such capital expenditures were incurred in the fiscal years ended June 30, 2015 and 2014. The majority of the capital expenditures associated with the new facility are expected to be incurred in early fiscal 2017. The expenditures associated with the new facility are expected to be partially offset by the net proceeds from the planned sale of our Torrance facility.
Our expected capital expenditures unrelated to the Corporate Relocation Plan for fiscal 2016 include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware, and are expected to be flat with fiscal 2015 levels.
At June 30, 2015 and 2014, our working capital was composed of the following:

	June 30,
(In thousands)	2015	2014
Current assets(1)	$135,685	$157,460
Current liabilities(2)	64,874	76,870
Working capital	$70,811	$80,590
__________
(1) Includes $1.0 million in restricted cash at June 30, 2015 and $5.2 million in coffee-related short-term derivative assets at June 30, 2014.
(2) Includes $4.0 million in coffee-related short-term derivative liabilities at June 30, 2015.

For the fiscal years ended June 30, 2015, 2014 and 2013, our capital expenditures were as follows:

		June 30,
(In thousands)	2015	2014	2013
Capital expenditures	$19,216	$25,267	$15,894
Results of Operations
Fiscal Years Ended June 30, 2015 and 2014
Overview
In fiscal 2015, green coffee commodity prices rose in the first quarter and fell during the remaining three quarters. Average “C” market prices increased to $1.66 per pound in fiscal 2015 from $1.42 per pound in fiscal 2014. In fiscal 2015, we continued our hedging strategy intended to reduce the impact of changing green coffee commodity prices through the purchase of exchange-traded coffee-related derivative instruments for our own account and at the direction of customers under commodity-based pricing arrangements. In fiscal 2015, a lower percentage of our roast and ground coffee volume was based on a price schedule and a higher percentage was sold to customers under commodity-based pricing arrangements as compared to fiscal 2014.
On February 5, 2015, we announced the Corporate Relocation Plan pursuant to which we will close our Torrance, facility and relocate its operations to a new state-of-the-art facility housing our manufacturing, distribution, coffee lab and corporate headquarters. Our decision resulted from a comprehensive review of alternatives designed to make us more competitive and better positioned to capitalize on growth opportunities. The new facility will be located in Northlake, Texas in the Dallas/Fort Worth area.
On January 12, 2015, we completed the acquisition of substantially all of the assets of Rae' Launo Corporation (“RLC”) relating to its direct-store-delivery and in-room distribution business in the Southeastern United States.
In fiscal 2015, we continued our efforts to improve efficiencies in our sales and product offerings. These efforts included targeted selling efforts in untapped markets, sales and marketing training for all of our RSRs, and the discontinuation over 300 SKUs, excluding the SKUs added from the RLC Acquisition. We also continued to expand our product portfolio by investing resources in what we believe to be key growth categories, including the launch of our Metropolitan™ single cup coffee, expanded seasonal coffee and specialty beverages, new shelf-stable coffee products, and new hot teas.
Net sales in fiscal 2015 increased $17.5 million, or 3.3%, to $545.9 million from $528.4 million in fiscal 2014. The increase in net sales in fiscal 2015 included $8.8 million in price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer.
The change in net sales in fiscal 2015 compared to fiscal 2014 was due to the following:

(In millions)	Year Ended June 30, 2015 vs. 2014
Effect of change in unit sales	$(2.0)
Effect of pricing and product mix changes	19.5
Total increase in net sales	$17.5
Unit sales decreased (0.2)% in fiscal 2015 as compared to fiscal 2014, fully offset by a 3.5% increase in average unit price resulting in an increase in net sales of 3.3%. The decrease in unit sales was primarily due to a (0.7)% decrease in unit sales of roast and ground coffee products, which accounted for approximately 61% of our total net sales, while the increase in average unit price was primarily due to the higher average unit price of roast and ground coffee products primarily driven by the pass-through of higher green coffee commodity purchase costs to our customers. In fiscal 2015, we processed and sold approximately 87.7 million pounds of green coffee as compared to approximately 88.3 million pounds of green coffee processed and sold in fiscal 2014. There were no new product category introductions in fiscal 2015 or 2014 which had a material impact on our net sales.

The following table presents net sales aggregated by product category for the respective periods indicated:

	Year Ended June 30,
	2015		2014
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$336,129	61%	$319,251	60%
Coffee (Frozen)	37,428	7%	37,840	7%
Tea (Iced & Hot)	27,172	5%	28,452	5%
Culinary	54,208	10%	56,567	11%
Spice	32,336	6%	31,876	6%
Other beverages(1)	54,933	10%	50,572	10%
Net sales by product category	542,206	99%	524,558	99%
Fuel surcharge	3,676	1%	3,822	1%
Net sales	$545,882	100%	$528,380	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of goods sold in fiscal 2015 increased $16.4 million, or 4.9%, to $348.8 million, or 63.9% of net sales, from $332.5 million, or 62.9% of net sales in fiscal 2014. The increase in cost of goods sold as a percentage of net sales in fiscal 2015 was primarily due to a 16.9% increase in the average “Arabica C” market price of green coffee. Inventories decreased at the end of fiscal 2015 compared to fiscal 2014 and, therefore, a beneficial effect of liquidation of LIFO inventory quantities in the amount of $4.9 million was recorded in cost of goods sold in fiscal 2015 reducing cost of goods sold by the same amount. No beneficial effect of liquidation of LIFO inventory quantities was recorded in the prior fiscal year.
Gross profit in fiscal 2015 increased $1.1 million, or 0.6%, to $197.0 million from $195.9 million in fiscal 2014 but gross margin decreased to 36.1% in fiscal 2015 from 37.1% in the prior fiscal year. The increase in gross profit was primarily due to the increase in net sales from higher prices of roast and ground coffee, frozen coffee, tea products, spice and other beverages. The decrease in gross margin was primarily due to a 16.9% increase in the average “C” market price of green coffee as compared to the prior fiscal year. Gross profit in fiscal 2015 included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $4.9 million.
In fiscal 2015, operating expenses increased $6.8 million, or 3.6%, to $193.8 million, or 35.5% of net sales, from $187.0 million, or 35.4% of net sales, in fiscal 2014, primarily due to $10.4 million in restructuring and other transition expenses associated with the Corporate Relocation Plan. In fiscal 2015 selling expenses decreased $3.3 million and general and administrative expenses decreased $4.6 million as compared to fiscal 2014. The decrease in selling expenses in fiscal 2015 as compared to fiscal 2014 was primarily due to lower depreciation and amortization expense, bonus expense and salaries-related expense offset by an increase in worker's compensation expense. The decrease in general and administrative expenses in fiscal 2015 as compared to fiscal 2014 was primarily due to lower depreciation and amortization expense, bonus expense, consulting expense and the absence of expenses in connection with the restatement of certain prior period financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. This decrease in general and administrative expenses was partially offset by an increase in salaries-related expense, employee and retiree medical expense, ESOP compensation expense and worker's compensation expense. Operating expenses in fiscal 2015 also reflected $(0.4) million in net losses from sales of assets, primarily vehicles, as compared to $3.8 million in net gains from sales of assets, primarily real estate, in fiscal 2014.
Income from operations in fiscal 2015 was $3.3 million compared to $8.9 million in fiscal 2014 primarily due to restructuring and other transition expenses associated with the Corporate Relocation Plan and lower gross profit partially offset by the decrease in selling expenses and general administrative expenses.

Total other income (expense)
Total other expense in fiscal 2015 was $(2.2) million compared to total other income of $3.9 million in fiscal 2014, primarily due to net losses on derivative instruments and investments of $(3.3) million compared to net gains on derivative instruments and investments of $3.1 million in fiscal 2014. The net losses and net gains on derivative instruments and investments in fiscal 2015 and fiscal 2014, respectively, were primarily due to mark-to-market net losses and net gains, respectively, on coffee-related derivative instruments not designated as accounting hedges. Net losses on such coffee-related derivative instruments in fiscal 2015 were $(3.0) million compared to net gains on such coffee-related derivative instruments in fiscal 2014 of $2.7 million. In each of the fiscal years ended June 30, 2015 and 2014, we recognized $(0.3) million in losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
Income taxes
In fiscal 2015, we recorded income tax expense of $0.4 million compared to $0.7 million in fiscal 2014. Income tax expense in fiscal 2015 was primarily attributable to cash taxes paid.
As of June 30, 2015, the Company has generated approximately $0.6 million of excess tax benefits related to stock compensation, the benefit of which will be recorded to additional paid in capital if and when realized. The Internal Revenue Service is currently auditing the Company's tax year ended June 30, 2013.
Net income
As a result of the foregoing factors, net income was $0.7 million, or $0.04 per diluted common share, in fiscal 2015 compared to $12.1 million, or $0.76 per diluted common share, in fiscal 2014.
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
We continued our efforts to improve efficiencies by consolidating our coffee blends while maintaining original roasting profiles, resulting in a reduction in the number of coffee blends by 22. We also continued to optimize and simplify our product portfolio by discontinuing over 400 SKUs. We completed the integration of the enterprise resource planning system in all of our facilities under one common software platform. We continued to improve our real-estate asset management by divesting underutilized properties. We also made measurable progress in our facilities and in our outreach programs under our sustainability initiatives in fiscal 2014.
Operations
Net sales in fiscal 2014 increased $14.5 million, or 2.8%, to $528.4 million from $513.9 million in fiscal 2013. The change in net sales in fiscal 2014 compared to fiscal 2013 was due to the following:

(In millions)	Year Ended June 30, 2014 vs. 2013
Effect of change in unit sales	$34.6
Effect of pricing and product mix changes	(20.1)
Total increase in net sales	$14.5
Unit sales increased 8% in fiscal 2014 as compared to fiscal 2013, partially offset by a 5% decrease in average unit price resulting in an increase in net sales of 3%. The increase in unit sales was primarily due to a 12% increase in unit sales of roast and ground coffee products, which accounted for approximately 60% of our total net sales, while the decrease in average unit price was primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity purchase costs to our customers. In fiscal 2014, we processed and sold approximately 88.3 million pounds of green coffee as compared to approximately 76.2 million pounds of green coffee processed and sold in fiscal 2013. There were no new product category introductions in fiscal 2014 or 2013 which had a material impact on our net sales.
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
____________
(1) Re-categorized to be consistent with fiscal 2014 presentation.
(2) Includes all beverages other than coffee and tea.

Cost of goods sold in fiscal 2014 increased $3.8 million, or 1.1%, to $332.5 million, or 62.9% of net sales, from $328.7 million, or 64.0% of net sales in fiscal 2013. The decrease in cost of goods sold as a percentage of net sales in fiscal 2014 was primarily due to a 6.0% decrease in the average cost of green coffee purchased. Inventories increased at the end of fiscal 2014 compared to fiscal 2013 and, therefore, no beneficial effect of liquidation of LIFO inventory quantities was recorded in cost of goods sold in fiscal 2014. The beneficial effect of liquidation of LIFO inventory quantities reduced cost of goods sold by $1.1 million in the prior fiscal year.
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
The Company has generated approximately $0.6 million of excess tax benefits related to stock compensation, the benefit of which will be recorded to additional paid in capital if and when realized.
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
Income tax benefit for fiscal 2013 was primarily attributable to the gain on postretirement benefits. Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740, “Tax Provisions” (“ASC 740”), when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the income tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the income tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. As a result, for the fiscal year ended June 30, 2013, we recorded income tax expense of $1.1 million in OCI related to the gain on postretirement benefits, and recorded a corresponding income tax benefit of $1.1 million in continuing operations.
Net income
As a result of the foregoing factors, net income was $12.1 million, or $0.76 per diluted common share, in fiscal 2014 compared to net loss of $(8.5) million, or $(0.54) per common share, in fiscal 2013.

Non-GAAP Financial Measures
In addition to net income (loss) determined in accordance with GAAP, we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net income” is defined as net income (loss) excluding the impact of:

•	restructuring and other transition expenses, net of tax; and

•	net gains and losses from sales of assets, net of tax.

“Non-GAAP net income per diluted common share” is defined as Non-GAAP net income divided by the weighted-average number of common shares outstanding, inclusive of the dilutive effect of common equivalent shares outstanding during the period.
“Adjusted EBITDA” is defined as net income (loss) excluding the impact of:

•	income taxes;

•	interest expense;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	other similar non-cash expenses;

•	restructuring and other transition expenses; and

•	net gains and losses from sales of assets.

“Adjusted EBITDA Margin” is defined as Adjusted EBITDA expressed as a percentage of net sales.
Restructuring and other transition expenses are expenses that are directly attributable to the Corporate Relocation Plan, consisting primarily of employee retention and separation benefits, facility-related costs and other related costs such as travel, legal, consulting and other professional services.

We believe these non-GAAP financial measures provide a useful measure of the Company’s operating results, a meaningful comparison with historical results and with the results of other companies, and insight into the Company's ongoing operating performance. Further, management utilizes these measures, in addition to GAAP measures, when evaluating and comparing the Company's operating performance against internal financial forecasts and budgets. In the fourth quarter of fiscal 2015, we modified previously reported non-GAAP financial measures to exclude net gains and losses on sales of assets because we believe these gains and losses are not reflective of our ongoing operating results. As a result, we began referring to the measures previously titled “Net income excluding restructuring and other transition expenses” and “Net income excluding restructuring and other transition expenses per common share-diluted” as “Non-GAAP net income” and “Non-GAAP net income per diluted common share.” In addition, we redefined “Adjusted EBITDA” to also exclude net gains and losses from sales of assets. The historical presentation of these measures has been recast to conform to the revised definitions and the current year presentation. Non-GAAP net income, Non-GAAP net income per diluted common share, Adjusted EBITDA and Adjusted EBITDA Margin, as defined by us, may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net income (loss) to Non-GAAP net income (loss) and reported net income (loss) per common share-diluted to Non-GAAP net income (loss) per diluted common share:

	Year Ended June 30,
(In thousands)	2015	2014	2013
Net income (loss), as reported(1)	$652	$12,132	$(8,462)
Restructuring and other transition expenses, net of tax of zero	10,432	—	—
Net losses (gains) from sales of assets, net of tax of zero	394	(3,814)	(4,467)
Non-GAAP net income (loss)	$11,478	$8,318	$(12,929)

Net income (loss) per common share—diluted, as reported	$0.04	$0.76	$(0.54)
Impact of restructuring and other transition expenses, net of tax of zero	$0.64	$—	$—
Impact of net losses (gains) from sales of assets, net of tax of zero	$0.03	$(0.24)	$(0.29)
Non-GAAP net income (loss) per diluted common share	$0.71	$0.52	$(0.83)
 ______________
(1) Includes: (a) $4.9 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2015; and (b) $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2013.

Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2015	2014	2013
Net income (loss), as reported(1)	$652	$12,132	$(8,462)
Income tax expense (benefit)	402	705	(825)
Interest expense	769	1,258	1,782
Depreciation and amortization expense	24,179	27,334	32,542
ESOP and share-based compensation expense	5,691	4,692	3,563
Restructuring and other transition expenses	10,432	—	—
Net losses (gains) from sales of assets	394	(3,814)	(4,467)
Impairment losses on goodwill and intangible assets	—	—	92
Adjusted EBITDA	$42,519	$42,307	$24,225
Adjusted EBITDA Margin	7.8%	8.0%	4.7%
 ______________
(1) Includes: (a) $4.9 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2015; and (b) $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in fiscal 2013.

Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2015, including capital leases:

	Payment due by period(1)
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$10,658	$3,991	$4,532	$2,104	$31
Capital lease obligations(2)	6,162	3,464	2,499	195	4
Pension plan obligations	87,682	7,590	15,965	17,094	47,033
Postretirement benefits other than pension plans	15,538	1,076	2,477	3,035	8,950
Revolving credit facility	78	78	—	—	—
Purchase commitments(3)	45,324	45,324	—	—	—
Total contractual obligations	$165,442	$61,523	$25,473	$22,428	$56,018
 ______________
(1) Excludes the Lease Agreement for the Northlake, Texas facility that the Company entered into subsequent to the fiscal year ended June 30, 2015 (see Note 21 of the Notes to Consolidated Financial Statements).
(2) Includes imputed interest of $0.3 million.
(3) Commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2015. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.
As of June 30, 2015, we had committed to purchasing green coffee inventory totaling $41.0 million under fixed-price contracts and other inventory totaling $4.3 million under non-cancelable purchase orders.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at June 30, 2015. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At June 30, 2015, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at June 30, 2015	Change in Market Value
Interest Rate Changes
–150 basis points	$24,529	$863
–100 basis points	$24,303	$637
Unchanged	$23,666	$—
+100 basis points	$22,866	$(800)
+150 basis points	$22,461	$(1,205)
The Credit Agreement for our Revolving Facility provides for interest rates based on Average Historical Excess Availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
As of June 30, 2015, we had outstanding borrowings of $0.1 million, utilized $11.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $43.5 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at June 30, 2015 was 1.26%.
Effective December 1, 2012, we entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. We entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of our borrowings under the Wells Fargo Credit Facility. The swap transaction was intended to manage our interest rate risk related to our borrowings under the Wells Fargo Credit Facility and required us to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. We terminated the swap transaction on March 5, 2014. As of June 30, 2015 and 2014, we had no interest rate swap transactions in place.
We did not designate our interest rate swap as an accounting hedge. In the fiscal years ended June 30, 2014 and 2013, respectively, we recorded in “Other, net” in our consolidated statements of operations a loss of $5,000 and $25,000, respectively, for the change in fair value of our interest rate swap. No such gain or loss was recorded in fiscal 2015.
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
We purchase exchange-traded coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments also may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Prior to April 1, 2013, none of our derivative instruments was designated as an accounting hedge. Beginning April 1, 2013, we implemented procedures following the guidelines of ASC 815 to enable us to account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods.
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. Beginning in the fourth quarter of fiscal 2013, the effective portion of the gains and losses from re-valuing the coffee-related derivative instruments to their market prices is being recorded in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the fiscal years ended June 30, 2015, 2014 and 2013 we reclassified $4.2 million, $1.2 million and $0.1 million, respectively, in net gains into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the fiscal years ended June 30, 2015, 2014 and 2013, we recognized in “Other, net” $(0.3) million, $(0.3) million and $(0.4) million, respectively, in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
For the fiscal years ended June 30, 2015, 2014 and 2013, we recorded in “Other, net” (losses) gains from coffee-related derivative instruments not designated as accounting hedges in the amounts of $(3.0) million, $2.7 million and $(11.3) million, respectively.
The following table summarizes the potential impact as of June 30, 2015 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$53	$(53)	$4,488	$(4,488)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2015. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Farmer Bros. Co.
Torrance, California

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2014 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended June 30, 2014 and 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmer Bros. Co. and subsidiaries as of June 30, 2014 and 2015, and the results of their operations and their cash flows for the years ended June 30, 2014 and 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

September 14, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Farmer Bros. Co. and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows of Farmer Bros. Co. and Subsidiaries for the year ended June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Farmer Bros. Co. and Subsidiaries' operations and their cash flows for the year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California
October 9, 2013

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$15,160	$11,993
Restricted cash	1,002	—
Short-term investments	23,665	22,632
Accounts and notes receivable, net of allowance for doubtful accounts of $643 and $651, respectively	40,161	42,230
Inventories	50,522	71,044
Income tax receivable	535	228
Short-term derivative assets	—	5,153
Prepaid expenses	4,640	4,180
Total current assets	135,685	157,460
Property, plant and equipment, net	90,201	95,641
Goodwill and intangible assets, net (Note 10)	6,691	5,628
Other assets	7,615	7,034
Deferred income taxes	751	414
Total assets	$240,943	$266,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	27,023	$44,336
Accrued payroll expenses	23,005	22,190
Short-term borrowings under revolving credit facility	78	78
Short-term obligations under capital leases	3,249	3,779
Short-term derivative liabilities	3,977	—
Deferred income taxes	1,390	1,169
Other current liabilities	6,152	5,318
Total current liabilities	64,874	76,870
Accrued pension liabilities	47,871	40,256
Accrued postretirement benefits	23,471	19,970
Accrued workers’ compensation liabilities	10,964	7,604
Other long-term liabilities-capital leases	2,599	5,924
Other long-term liabilities (Note 16)	225	—
Deferred income taxes	928	689
Total liabilities	$150,932	$151,313
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,658,148 and 16,562,450 issued and outstanding at June 30, 2015 and 2014, respectively	16,658	16,562
Additional paid-in capital	38,143	35,917
Retained earnings	106,864	106,212
Unearned ESOP shares	(11,234)	(16,035)
Accumulated other comprehensive loss	(60,420)	(27,792)
Total stockholders’ equity	$90,011	$114,864
Total liabilities and stockholders’ equity	$240,943	$266,177
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended June 30,
	2015	2014	2013
Net sales	$545,882	$528,380	$513,869
Cost of goods sold	348,846	332,466	328,693
Gross profit	197,036	195,914	185,176
Selling expenses	151,753	155,088	157,033
General and administrative expenses	31,173	35,724	32,146
Restructuring and other transition expenses	10,432	—	—
Net losses (gains) from sales of assets	394	(3,814)	(4,467)
Impairment losses on goodwill and intangible assets	—	—	92
Operating expenses	193,752	186,998	184,804
Income from operations	3,284	8,916	372
Other income (expense):
Dividend income	1,172	1,073	1,103
Interest income	381	429	452
Interest expense	(769)	(1,258)	(1,782)
Other, net	(3,014)	3,677	(9,432)
Total other (expense) income	(2,230)	3,921	(9,659)
Income (loss) before taxes	1,054	12,837	(9,287)
Income tax expense (benefit)	402	705	(825)
Net income (loss)	$652	$12,132	$(8,462)
Net income (loss) per common share—basic	$0.04	$0.76	$(0.54)
Net income (loss) per common share—diluted	$0.04	$0.76	$(0.54)
Weighted average common shares outstanding—basic	16,127,610	15,909,631	15,604,452
Weighted average common shares outstanding—diluted	16,267,134	16,014,587	15,604,452

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2015	2014	2013
Net income (loss)	$652	$12,132	$(8,462)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges	(14,295)	18,685	(7,866)
(Gains) losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	(4,211)	(1,161)	(55)
Change in the funded status of retiree benefit obligations	(14,122)	(2,802)	10,969
Income tax expense	—	—	(1,066)
Total comprehensive (loss) income, net of tax	$(31,976)	$26,854	$(6,480)

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$652	$12,132	$(8,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,179	27,334	32,542
(Recovery of) provision for doubtful accounts	(8)	80	(757)
Restructuring and other transition expenses, net of payments	6,608	—	—
Deferred income taxes	123	137	74
Impairment losses on goodwill and intangible assets	—	—	92
Net losses (gains) from sales of assets	394	(3,814)	(4,467)
ESOP and share-based compensation expense	5,691	4,692	3,563
Net (gains) losses on derivative instruments and investments	(950)	(4,276)	11,132
Change in operating assets and liabilities:
Restricted cash	(1,002)	8,084	(6,472)
Purchases of trading securities held for investment	(3,661)	(5,915)	(9,049)
Proceeds from sales of trading securities held for investment	2,358	4,290	7,633
Accounts and notes receivable	2,078	2,248	(2,429)
Inventories	20,470	(14,439)	5,115
Income tax receivable	(307)	181	353
Derivative (liabilities) assets, net	(7,269)	3,932	—
Prepaid expenses and other assets	(1,332)	(661)	(156)
Accounts payable	(16,841)	17,526	1,773
Accrued payroll expenses and other current liabilities	(4,606)	2,574	(8,785)
Accrued postretirement benefits	(1,507)	(1,905)	(6,451)
Other long-term liabilities	1,860	695	6,678
Net cash provided by operating activities	$26,930	$52,895	$21,927
Cash flows from investing activities:
Payment to acquire business	(1,200)	—	—
Purchases of property, plant and equipment	(19,216)	(25,267)	(15,894)
Proceeds from sales of property, plant and equipment	273	4,536	5,666
Net cash used in investing activities	$(20,143)	$(20,731)	$(10,228)
Cash flows from financing activities:
Proceeds from revolving credit facility	63,376	44,806	43,990
Repayments on revolving credit facility	(63,947)	(65,454)	(54,761)
Payments of capital lease obligations	(3,910)	(3,681)	(3,359)
Payment of financing costs	(571)	—	—
Proceeds from stock option exercises	1,548	1,480	1,203
Tax withholding payment related to net share settlement of equity awards	(116)	—	—
Net cash used in financing activities	$(3,620)	$(22,849)	$(12,927)
Net increase (decrease) in cash and cash equivalents	$3,167	$9,315	$(1,228)
Cash and cash equivalents at beginning of year	11,993	2,678	3,906
Cash and cash equivalents at end of year	$15,160	$11,993	$2,678
(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued from previous page)
(In thousands)

	Year Ended June 30,
	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$769	$1,258	$1,783
Cash paid for income taxes	$858	$361	$370
Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital leases	$55	$1,217	$626
Net change in derivative assets and liabilities included in other comprehensive income	$(18,506)	$17,524	$(7,921)
Non-cash additions to equipment	$51	$142	$—

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2012	16,308,859	$16,309	$34,834	$102,542	$(25,637)	$(44,496)	$83,552
Net loss	—	—	—	(8,462)	—	—	(8,462)
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold	—	—	—	—	—	(7,921)	(7,921)
Change in the funded status of retiree benefit obligations, net of tax of $1,066	—	—	—	—	—	9,903	9,903
ESOP compensation expense, including reclassifications	—	—	(2,738)	—	4,801	—	2,063
Share-based compensation	28,081	28	1,472	—	—	—	1,500
Stock option exercises	117,482	117	1,086	—	—	—	1,203
Balance at June 30, 2013	16,454,422	$16,454	$34,654	$94,080	$(20,836)	$(42,514)	$81,838
Net income	—	—	—	12,132	—	—	12,132
Unrealized gains on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold	—	—	—	—	—	17,524	17,524
Change in the funded status of retiree benefit obligations, net of tax of $0	—	—	—	—	—	(2,802)	(2,802)
ESOP compensation expense, including reclassifications	—	—	(1,475)	—	4,801	—	3,326
Share-based compensation	(4,936)	(5)	1,371	—	—	—	1,366
Stock option exercises	112,964	113	1,367	—	—	—	1,480
Balance at June 30, 2014	16,562,450	$16,562	$35,917	$106,212	$(16,035)	$(27,792)	$114,864
Net income	—	—	—	652	—	—	652
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold	—	—	—	—	—	(18,506)	(18,506)
Change in the funded status of retiree benefit obligations, net of tax of $0	—	—	—	—	—	(14,122)	(14,122)
ESOP compensation expense, including reclassifications	—	—	(377)	—	4,801	—	4,424
Share-based compensation	4,272	4	1,263	—	—	—	1,267
Stock option exercises	95,723	96	1,452	—	—	—	1,548
Shares withheld to cover taxes	(4,297)	(4)	(112)	—	—	—	(116)
Balance at June 30, 2015	16,658,148	$16,658	$38,143	$106,864	$(11,234)	$(60,420)	$90,011

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Organization
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee, tea and culinary products. The Company's customers include restaurants, hotels, casinos, offices, quick service restaurants (“QSRs”), convenience stores, healthcare facilities and other foodservice providers, as well as private brand retailers in the QSR, grocery, drugstore, restaurant, convenience store and independent coffeehouse channels. The Company was founded in 1912, was incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
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
The Company serves its customers from five distribution centers and its distribution trucks are replenished from 111 branch warehouses located throughout the contiguous United States. The Company operates its own trucking fleet to support its long-haul distribution requirements. A portion of the Company’s products is distributed by third parties or is direct shipped via common carrier.
Since 2007, Farmer Bros. has achieved growth primarily through the acquisition in 2007 of Coffee Bean Holding Co., Inc., a Delaware corporation (“CBH”), the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), a specialty coffee manufacturer and wholesaler, and the acquisition in 2009 from Sara Lee Corporation (“Sara Lee”) of certain assets used in connection with its DSD coffee business in the United States (the “DSD Coffee Business”). Further, on January 12, 2015, the Company completed the acquisition of substantially all of the assets of Rae' Launo Corporation (“RLC”) relating to its direct-store-delivery and in-room distribution business in the Southeastern United States (the “RLC Acquisition”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, CBH and CBI. All inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from those estimates.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Corporate Relocation Plan
On February 5, 2015, the Company announced a plan approved by the Board of Directors of the Company on February 3, 2015, pursuant to which the Company will close its Torrance, California facility and relocate its operations to a new facility housing its manufacturing, distribution, coffee lab and corporate headquarters (the “Corporate Relocation Plan”). The new facility will be located in Northlake, Texas, in the Dallas/Fort Worth area.
The Company expects to close its Torrance facility in phases, and the Company began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at the Company’s Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, the Company moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to its Houston and Portland production facilities and in conjunction relocated its Houston distribution operations to its Oklahoma City distribution center. Spice blending, grinding, packaging and product development continues to take place at the Company’s Torrance production facility. As of June 30, 2015, distribution continued to take place out of the Company’s Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois, Oklahoma City, Oklahoma, and Moonachie, New Jersey. The Company is in the process of transferring its primary administrative offices from Torrance to Fort Worth, Texas, where the Company has leased 32,000 square feet of temporary office space. The transfer of the Company’s primary administrative offices to this temporary office space is expected to be completed by the end of the second quarter of fiscal 2016. Construction of and relocation to the new facility are expected to be completed by the end of the second quarter of fiscal 2017. The Company’s Torrance facility is expected to be sold as part of the Corporate Relocation Plan.
Expenses related to the Corporate Relocation Plan included in “Relocation and other transition expenses” in the Company's consolidated statements of operations include employee retention and separation benefits, facility-related costs, and other related costs such as travel, legal, consulting and other professional services. In order to receive the retention and/or separation benefits, impacted employees are required to provide service through their retention dates which vary from May 2015 through March 2016 or separation dates which vary from May 2015 through June 2016. A liability for such retention and separation benefits was recorded at the communication date in “Accrued payroll expenses” on the Company's consolidated balance sheets. Facility-related costs and other related costs are recognized in the period when the liability is incurred.
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of futures and swaps. The Company reports the fair value of derivative instruments on its consolidated balance sheets in “Short-term derivative assets,” “Other assets,” “Short-term derivative liabilities,” or “Long-term derivative liabilities.” The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheet in “Restricted cash” if restricted from withdrawal due to a net loss position in such margin accounts.
The accounting for the changes in fair value of the Company's derivative instruments can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in a qualifying hedging relationship	Hedge accounting
All other derivative instruments	Mark-to-market accounting
The Company enters into green coffee purchase commitments at a fixed price or at a price to be fixed (“PTF”). PTF contracts are purchase commitments whereby the quality, quantity, delivery period, price differential to the coffee “C” market price and other negotiated terms are agreed upon, but the date, and therefore the price at which the base “C” market price will be fixed has not yet been established. The coffee “C” market price is fixed at some point after the purchase contract date and before the futures market closes for the delivery month and may be fixed either at the direction of the Company to the vendor, or by the application of a derivative that was separately purchased as a hedge. For both fixed-price and PTF contracts, the Company expects to take delivery of and to utilize the coffee in a reasonable period of time and in the conduct of normal business. Accordingly, these purchase commitments qualify as normal purchases and are not recorded at fair value on the Company's consolidated balance sheets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Prior to April 1, 2013, the Company had no derivative instruments that were designated as accounting hedges. Beginning April 1, 2013, the Company implemented procedures following the guidelines of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”), to enable it to account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at inception and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued for that derivative, and future changes in the fair value of that derivative are recognized in “Other, net.”
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
The fair value of derivative instruments is based upon broker quotes. At June 30, 2015 approximately 94% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 4). At June 30, 2014, approximately 98% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 4).
Concentration of Credit Risk
At June 30, 2015, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), short-term investments, investments in the preferred stocks of other companies, derivative instruments and trade receivables. Cash equivalents and short-term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2015, the Company had $1.0 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments due to a net loss position in such accounts. At June 30, 2014, because the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

allowance for doubtful accounts. Due to improved collection of outstanding receivables, in fiscal 2015 and 2013, the Company decreased the allowance for doubtful accounts by $8,000 and $0.8 million, respectively. In fiscal 2014, the Company increased the allowance for doubtful accounts by $0.1 million.
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
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements for the years ended June 30, 2015, 2014 and 2013 are $26.6 million, $25.9 million and $25.6 million, respectively. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the fiscal years ended June 30, 2015, 2014 and 2013 was $10.4 million, $10.9 million and $12.8 million, respectively. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $10.7 million and $13.6 million in fiscal 2015 and 2014, respectively.
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
Net Income (Loss) Per Common Share
Net income (loss) per share (“EPS”) represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (“ESOP”) (see Note 13). Diluted EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income (loss) attributable to nonvested restricted stockholders is excluded from net income (loss) attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the years ended June 30, 2015 and 2014 includes the dilutive effect of 139,524 and 104,956 shares, respectively, but excludes the dilutive effect of 10,455 and 22,441 shares, respectively, issuable under stock options because their inclusion would be anti-dilutive. Computation of EPS for the year ended June 30, 2013 does not include the dilutive effect of 557,427 shares issuable under stock options because the Company incurred a net loss and including them would be anti-dilutive. Accordingly, the consolidated financial statements present only basic net loss per common share for the year ended June 30, 2013 (see Note 14).
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
Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company performs its annual impairment test of goodwill and/or other indefinite-lived intangible assets as of June 30. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values.
There was no goodwill on the Company's balance sheet as of June 30, 2014. In fiscal 2015, the Company recorded $0.3 million in goodwill in connection with the RLC Acquisition In its annual test of impairment in the fourth quarter of fiscal 2015, the Company determined that there were no events or circumstances that indicated impairment and, therefore, no goodwill impairment charges were recorded in the fiscal year ended June 30, 2015.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In its annual test of impairment in the fourth quarter of fiscal 2015 and 2014, the Company determined that the book value of trademarks acquired in connection with the CBI acquisition and DSD Coffee Business acquisition was lower than the present value of the estimated future cash flows and concluded that the trademarks were not impaired. In its annual test of impairment in the fourth quarter of fiscal 2013, the Company determined that the book value of a certain trademark acquired in connection with the DSD Coffee Business acquisition was higher than the present value of the estimated future cash flows and concluded that the trademark was impaired. As a result, the Company recorded an impairment charge of $0.1 million to earnings in the fourth quarter of fiscal 2013.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the fiscal years ended June 30, 2015 and 2014. In its annual test of impairment in the fourth quarter of fiscal 2015, the Company determined that the book values of the definite-lived customer relationships and the non-compete agreement acquired in connection with the RLC Acquisition were lower than the present value of the estimated future cash flows from each of these intangible assets and concluded that these assets were not impaired. The Company may incur certain other non-cash asset impairment costs in connection with the Corporate Relocation Plan which the Company has not yet determined.
Shipping and Handling Costs
The Company distributes its products directly to its customers. Shipping and handling costs incurred through outside carriers are recorded as a component of the Company's selling expenses and were $8.3 million, $8.4 million and $7.3 million, respectively, in the fiscal years ended June 30, 2015, 2014 and 2013.
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend to 2020. At June 30, 2015, approximately 34% of the Company's workforce was covered by such agreements.
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
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims was $13.4 million and $9.6 million, respectively, and the estimated recovery from reinsurance was $2.5 million and $1.2 million, respectively, as of June 30, 2015 and 2014. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
Due to the Company’s failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company posted a $7.0 million. and $6.5 million letter of credit at June 30, 2015 and 2014, respectively. as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans.
The estimated liability related to the Company's self-insured group medical insurance at June 30, 2015 and 2014 was $1.0 million and $0.8 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company retains the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $0.8 million and $0.4 million at June 30, 2015 and 2014, respectively.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Recently Adopted Accounting Standards
None.
New Accounting Pronouncements
In May 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize investments for which the fair values are measured using the net asset value per share (“NAV”) practical expedient within the fair value hierarchy. It also limits certain disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. ASU 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company is in the process of assessing the impact of the adoption of ASU 2015-07 on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Under ASU 2015-03, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). ASU 2015-03 is effective for the Company beginning July 1, 2016. Adoption of ASU 2015-03 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective January 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial position, results of operations and cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 2. Acquisition
On January 12, 2015, the Company completed the RLC Acquisition. The purchase price was $1.5 million, consisting of $1.2 million in cash paid at closing and earnout payments of up to $0.1 million that the Company expects to pay each year over a three-year period based on achievement of certain milestones.
The accompanying consolidated financial statements include RLC's results since the date of acquisition. At closing, the Company received substantially all of the fixed assets of RLC. The Company did not assume any liabilities of RLC. Disclosure of the impact of the acquisition on a pro forma basis as if the results of RLC had been included from the beginning of the periods presented has not been included in the accompanying consolidated financial statements as the impact was not material.
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
The excess of the purchase price over the total fair value of assets acquired is included as goodwill. Intangible assets consist of a non-compete agreement and customer relationships with a total net carrying value and accumulated amortization as of June 30, 2015 of $0.8 million and $0.1 million, respectively. Estimated aggregate amortization of acquired intangible assets, calculated on a straight-line basis and based on estimated fair values is 0.2 million in each of the next four fiscal years commencing with fiscal 2016.
Note 3. Corporate Relocation Plan
On February 5, 2015, the Company announced the Corporate Relocation Plan pursuant to which the Company will close its Torrance facility and relocate its operations to a new facility housing its manufacturing, distribution, coffee lab and corporate headquarters. Approximately 350 positions are impacted as a result of the Torrance facility closure. The new facility will be located in Northlake, Texas in the Dallas/Fort Worth area.
The Company expects to close its Torrance facility in phases, and the Company began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at the Company’s Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, the Company moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to its Houston and Portland production facilities and in conjunction relocated its Houston distribution operations to its Oklahoma City distribution center. Spice blending, grinding, packaging and product development continues to take place at the Company’s Torrance production facility. As of June 30, 2015, distribution continued to take place out of the Company’s Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. The Company is in the process of transferring its primary administrative offices from Torrance to Fort Worth, Texas, where the Company has leased 32,000 square feet of temporary office space. The transfer of the Company’s primary administrative offices to this temporary office space is expected to be completed by the end of the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

second quarter of fiscal 2016. Construction of and relocation to the new facility are expected to be completed by the end of the second quarter of fiscal 2017. The Company's Torrance facility is expected to be sold as part of the Corporate Relocation Plan.
Expenses related to the Corporate Relocation Plan in fiscal 2015 consisted of $6.5 million in employee retention and separation benefits, $0.6 million in facility-related costs including the relocation of certain distribution operations and $3.3 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs also included $0.3 million in non-cash depreciation expense associated with the idled Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the fiscal year ended June 30, 2015:

(In thousands)	Balances, July 1, 2014	Additions	Payments	Non-Cash Settled	Adjustments	Balances, June 30, 2015
Employee-related costs(1)	$—	$6,513	$357	$—	$—	$6,156
Facility-related costs(2)	—	625	373	252	—	$—
Other(3)	—	3,294	3,094	—	—	$200
Total(2)	$—	$10,432	$3,824	$252	$—	$6,356

Current portion	—					6,356
Non-current portion	—					—
Total	$—					$6,356
_______________
(1) Included in “Accrued payroll expenses” on the Company's consolidated balance sheets.
(2) Non-cash settled facility-related cost represents depreciation expense associated with the idled Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
(3) Included in “Accounts payable” on the Company's consolidated balance sheets.

Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, the Company estimates that it will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility-related costs and $7 million in other related costs. The Company may incur certain other non-cash asset impairment costs, pension-related costs and postretirement benefit costs in connection with the Corporate Relocation Plan which the Company has not yet determined. The Company recognized approximately 41% of the aggregate cash costs in fiscal 2015. The remainder is expected to be recognized in fiscal 2016 and the first quarter of fiscal 2017.
Subject to the finalization of the optimal utilization, automation and build-out of the facility, the construction costs for the new facility are currently expected to be approximately $35 million to $40 million. Pursuant to the terms of the Lease Agreement (defined below), Landlord (defined below) owns the premises and is obligated to finance the overall construction and to reimburse the Company for substantially all expenditures the Company incurs with respect to the construction of the premises. In addition to Landlord's expenditures for the construction of the new facility, the Company expects to incur and pay for approximately $20 million to $25 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. No such capital expenditures were incurred in the fiscal years ended June 30, 2015 and 2014. The majority of the capital expenditures associated with the new facility are expected to be incurred in early fiscal 2017. The expenditures associated with the new facility are expected to be partially offset by the net proceeds from the planned sale of the Company's Torrance facility.
Subsequent to the fiscal year ended June 30, 2015, on July 17, 2015, the Company entered into a lease agreement (“Lease Agreement”) with WF-FB NLTX, LLC (“Landlord”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas. On July 17, 2015, the Company also entered into a Development Management Agreement (“DMA”) with Stream Realty Partners-DFW, L.P., a Texas limited partnership (“Developer”).

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Pursuant to the DMA, the Company retained the services of Developer to manage, coordinate, represent, assist and advise the Company on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the new facility (see Note 21).
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2015 and 2014:

	June 30,
(In thousands)	2015	2014
Derivative instruments designated as cash flow hedges:
Long coffee pounds	32,288	19,387
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,954	374
Total	34,242	19,761
Cash flow hedge contracts outstanding as of June 30, 2015 will expire within 18 months.
Interest Rate Swap
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under its prior revolving credit facility with Wells Fargo Bank, N.A. The interest rate swap was not designated as an accounting hedge. The Company terminated the swap transaction on March 5, 2014 and had no interest rate swap transactions in place as of June 30, 2015.
.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$128	$5,474	$25	$—
Long-term derivative assets(1):
Coffee-related derivative instruments	$136	$862	$2	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$4,128	$252	$2	$69
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$163	$—	$—	$—
________________
(1) Included in “Other assets” on the Company's consolidated balance sheets.
(2) Included in “Other long-term liabilities” on the Company’s consolidated balance sheets.

Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”:

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2015	2014	2013
Net (losses) gains recognized in accumulated other comprehensive income (loss) (effective portion)	$(14,295)	$17,524	$(7,921)	AOCI
Net gains recognized in earnings (effective portion)	$4,211	$1,161	$55	Costs of goods sold
Net losses recognized in earnings (ineffective portion)	$(325)	$(259)	$(447)	Other, net
For the years ended June 30, 2015, 2014 and 2013, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net (gains) losses on derivative instruments and investments” in the Company's consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2015	2014	2013
Net (losses) gains on coffee-related derivative instruments	$(2,992)	$2,655	$(11,337)
Net (losses) gains on investments	(270)	464	230
Net losses on interest rate swap	—	(5)	(25)
Net (losses) gains on derivative instruments and investments(1)	(3,262)	3,114	(11,132)
Other gains, net	248	563	1,700
Other, net	$(3,014)	$3,677	$(9,432)
___________
(1) Excludes net (losses) gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2015, 2014 and 2013.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)
		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
June 30, 2015	Derivative Assets	$291	$(291)	$—	$—
	Derivative Liabilities	$4,292	$(291)	$1,001	$3,000
June 30, 2014	Derivative Assets	$6,336	$(321)	$—	$6,015
	Derivative Liabilities	$321	$(321)	$—	$—
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2015, the Company had $1.0 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments. At June 30, 2014, as the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2015, $8.9 million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2015. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. These gains or losses are expected to substantially offset net losses or gains that will be realized in earnings from previous unfavorable or favorable market movements associated with underlying hedged transactions.

Note 5. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Year Ended June 30,
(In thousands)	2015	2014	2013
Total (losses) gains recognized from trading securities held for investment	$(270)	$464	$230
Less: Realized gains from sales of trading securities held for investment	89	116	499
Unrealized (losses) gains from trading securities held for investment	$(359)	$348	$(269)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2015
Preferred stock(1)	$23,665	$19,132	$4,533	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$264	$264	$—	$—
Coffee-related derivative liabilities	$4,290	$4,290	$—	$—

Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$27	$27	$—	$—
Coffee-related derivative liabilities	$2	$2	$—	$—

June 30, 2014
Preferred stock(1)	$22,632	$18,025	$4,607	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$5,153	$5,153	$—	$—

Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$862	$862	$—	$—
____________________
(1) Included in “Short-term investments” on the Company's consolidated balance sheets.
There were no significant transfers of securities between Level 1 and Level 2.
Note 7. Accounts and Notes Receivable, Net

	June 30,
(In thousands)	2015	2014
Trade receivables	$38,783	$41,118
Other receivables	2,021	1,763
Allowance for doubtful accounts	(643)	(651)
Accounts and notes receivable, net	$40,161	$42,230
Due to improved collection of the outstanding receivables, in fiscal 2015 and 2013, the Company decreased the allowance for doubtful accounts by $8,000 and $0.8 million, respectively. In fiscal 2014, the Company reclassified $0.5 million of the allowance for doubtful long-term notes receivable to net with the corresponding notes receivable and increased the allowance for doubtful accounts by $0.1 million.
Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2012	$(1,872)
Recovery	757
Balance at June 30, 2013	$(1,115)
Provision	(80)
Reclassification to long-term	544
Balance at June 30, 2014	$(651)
Recovery	8
Balance at June 30, 2015	$(643)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 8. Inventories

	June 30,
(In thousands)	2015	2014
Coffee
Processed	$13,837	$17,551
Unprocessed	11,968	21,164
Total	$25,805	$38,715
Tea and culinary products
Processed	$17,022	$22,381
Unprocessed	2,764	4,598
Total	$19,786	$26,979
Coffee brewing equipment parts	$4,931	$5,350
Total inventories	$50,522	$71,044
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
Inventories decreased at the end of fiscal 2015 compared to fiscal 2014, primarily due to the consolidation of the Company's Torrance coffee production with its coffee production in Houston and Portland as part of the Corporate Relocation Plan. As a result, the Company recorded in cost of goods sold $4.9 million in beneficial effect of liquidation of LIFO inventory quantities in the fiscal year ended June 30, 2015 which reduced net loss for the fiscal year ended June 30, 2015 by $4.9 million . Inventories increased at the end of fiscal 2014 compared to fiscal 2013 and, therefore, there was no similar benefit to cost of goods sold in fiscal 2014. The Company recorded $1.1 million in beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold in the fiscal year ended June 30, 2013, which reduced net loss for the fiscal year ended June 30, 2013 by $1.1 million.
Current cost of coffee, tea and culinary product inventories exceeds the LIFO cost by:

	June 30,
(In thousands)	2015	2014
Coffee	$25,541	$23,223
Tea and culinary products	8,200	8,235
Total	$33,741	$31,458

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 9. Property, Plant and Equipment

	June 30,
(In thousands)	2015	2014
Buildings and facilities	$79,040	$77,926
Machinery and equipment	172,432	162,030
Equipment under capital leases	18,562	19,458
Capitalized software	19,703	18,878
Office furniture and equipment	15,005	15,049
	$304,742	$293,341
Accumulated depreciation	(223,660)	(206,819)
Land	9,119	9,119
Property, plant and equipment, net(1)	$90,201	$95,641
______________
(1) Includes in the years ended June 30, 2015 and 2014, expenditures for items that have not been placed in service in the amounts of $2.5 million and $2.8 million, respectively.
Capital leases consisted mainly of vehicle leases at June 30, 2015 and 2014.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $10.7 million and $13.6 million in fiscal 2015 and 2014, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $10.4 million, $10.9 million and $12.8 million in fiscal 2015, 2014 and 2013, respectively. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2015, 2014 and 2013 were $8.2 million, $8.7 million and $7.6 million, respectively.
Note 10. Goodwill and Intangible Assets
On January 12, 2015, the Company completed the RLC Acquisition. The purchase price was $1.5 million, consisting of $1.2 million in cash paid at closing and earnout payments of up to $0.1 million that the Company expects to pay each year over a three-year period based on achievement of certain milestones (see Note 2).
The acquisition has been accounted for as a business combination. The total purchase price has been allocated to tangible and intangible assets based on their estimated fair values as of January 12, 2015 as determined by management based upon a third-party valuation. The excess of the purchase price over the total fair value of assets acquired is included as goodwill.
Following is a summary of changes in the carrying value of goodwill:

(In thousands)
Balance at June 30, 2014	$—
Additions—RLC acquisition	272
Balance at June 30, 2015	$272

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past three fiscal years.

	June 30, 2015		June 30, 2014
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$10,953	$(10,179)	$10,083	$(10,083)
Covenant not to compete	20	(3)	—	—
Total amortized intangible assets	$10,973	$(10,182)	$10,083	$(10,083)
Unamortized intangible assets:
Tradenames with indefinite lives	$3,640	$—	$3,640	$—
Trademarks with indefinite lives	1,988	—	1,988	—
Total unamortized intangible assets	$5,628	$—	$5,628	$—
Total intangible assets	$16,601	$(10,182)	$15,711	$(10,083)

Aggregate amortization expense for the past three fiscal years:

(In thousands):
For the fiscal year ended June 30, 2015	$99
For the fiscal year ended June 30, 2014	$649
For the fiscal year ended June 30, 2013	$1,246
Estimated amortization expense for the upcoming fiscal years:

(In thousands):
For the fiscal year ending June 30, 2016	$200
For the fiscal year ending June 30, 2017	$200
For the fiscal year ending June 30, 2018	$198
For the fiscal year ending June 30, 2019	$193

Remaining weighted average amortization periods for intangible assets with finite lives are as follows:

Customer relationships (years)	3.0
Covenant not to compete (years)	4.5

Note 11. Employee Benefit Plans
The Company provides benefit plans for most full-time employees, including 401(k), health and other welfare benefit plans and, in certain circumstances, pension benefits. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. In addition, the Company contributes to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and ten multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, the Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. The Company also provides a postretirement death benefit to certain of its employees and retirees.
The Company is required to recognize the funded status of a benefit plan in its consolidated balance sheets. The Company is also required to recognize in other comprehensive income (loss) (“OCI”) certain gains and losses that arise during the period but are deferred under pension accounting rules.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for employees hired prior to January 1, 2010, who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the Farmer Bros. Plan, and new hires are not eligible to participate in the Farmer Bros. Plan. As all plan participants became inactive following this pension curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). In fiscal 2015, the Company actuarially determined that no adjustments were required to be made to fiscal 2015 net periodic benefit cost for the defined benefit pension plans as a result of the Company's Corporate Relocation Plan. In the fourth quarter of fiscal 2013, the Company determined that it would shut down its equipment refurbishment operations in Los Angeles, California and move them to its Oklahoma City distribution center effective August 30, 2013. Due to this shut down, all hourly employees responsible for these operations in Los Angeles were terminated and their pension benefits in the Brewmatic Plan were frozen effective August 30, 2013. As a result, the Company recorded a pension curtailment expense of $34,000 in the fourth quarter of fiscal 2013.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2015	2014	2015	2014	2015	2014
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$133,136	$126,205	$3,991	$3,946	$2,619	$2,056
Service cost	—	—	—	—	386	401
Interest cost	5,393	5,545	160	171	108	92
Actuarial loss	4,596	7,069	188	153	56	81
Benefits paid	(6,163)	(5,683)	(275)	(279)	(24)	(11)
Projected benefit obligation at the end of the year	$136,962	$133,136	$4,064	$3,991	$3,145	$2,619
Change in plan assets
Fair value of plan assets at the beginning of the year	$98,426	$88,097	$3,435	$3,063	$1,629	$1,248
Actual return on plan assets	1,731	15,046	66	521	10	207
Employer contributions	821	966	65	130	489	185
Benefits paid	(6,163)	(5,683)	(275)	(279)	(24)	(11)
Fair value of plan assets at the end of the year	$94,815	$98,426	$3,291	$3,435	$2,104	$1,629
Funded status at end of year (underfunded) overfunded	$(42,147)	$(34,710)	$(773)	$(556)	$(1,041)	$(990)
Amounts recognized in consolidated balance sheets
Non-current liabilities	(42,147)	(34,710)	(773)	(556)	(1,041)	(990)
Total	$(42,147)	$(34,710)	$(773)	$(556)	$(1,041)	$(990)
Amounts recognized in consolidated statements of operations
Net loss	$50,743	$42,093	$1,965	$1,665	$237	$73
Total accumulated OCI (not adjusted for applicable tax)	$50,743	$42,093	$1,965	$1,665	$237	$73
Weighted average assumptions used to determine benefit obligations
Discount rate	4.40%	4.15%	4.40%	4.15%	4.40%	4.15%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—	$386	$401
Interest cost	5,393	5,545	160	171	108	92
Expected return on plan assets	(6,938)	(6,508)	(234)	(221)	(119)	(90)
Amortization of net loss	1,153	1,279	57	65	—	—
Net periodic benefit (credit) cost	$(392)	$316	$(17)	$15	$375	$403
Other changes recognized in OCI
Net loss (gain)	$9,803	$(1,469)	$356	$(147)	$165	$(35)
Amortization of net (loss) gain	(1,153)	(1,279)	(57)	(65)	—	—
Total recognized in OCI	$8,650	$(2,748)	$299	$(212)	$165	$(35)
Total recognized in net periodic benefit cost and OCI	$8,258	$(2,432)	$282	$(197)	$540	$368
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.15%	4.50%	4.15%	4.50%	4.15%	4.50%
Expected long-term return on plan assets	7.50%	8.00%	7.50%	8.00%	7.50%	8.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Basis Used to Determine Expected Long-term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions (CMA) 2014. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA 2014 is 20-30 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2015	2014	2015	2014	2015	2014
Comparison of obligations to plan assets
Projected benefit obligation	$136,962	$133,136	$4,064	$3,991	$3,145	$2,619
Accumulated benefit obligation	$136,962	$133,136	$4,064	$3,991	$3,145	$2,619
Fair value of plan assets at measurement date	$94,815	$98,426	$3,291	$3,435	$2,104	$1,629
Plan assets by category
Equity securities	$47,340	$53,355	$1,638	$1,861	$1,050	$884
Debt securities	37,789	35,035	1,322	1,223	839	579
Real estate	9,686	10,036	331	351	215	166
Total	$94,815	$98,426	$3,291	$3,435	$2,104	$1,629
Plan assets by category
Equity securities	50%	54%	50%	54%	50%	54%
Debt securities	40%	36%	40%	36%	40%	36%
Real estate	10%	10%	10%	10%	10%	10%
Total	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	June 30, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$94,815	$—	$94,815	$—
Brewmatic Plan	$3,291	$—	$3,291	$—
Hourly Employees’ Plan	$2,104	$—	$2,104	$—

	June 30, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$98,426	$—	$98,426	$—
Brewmatic Plan	$3,435	$—	$3,435	$—
Hourly Employees’ Plan	$1,629	$—	$1,629	$—

As of June 30, 2015, approximately 10% of the assets of each of the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were invested in pooled separate accounts (“PSA’s”) which invested mainly in commercial real estate and included mortgage loans which were backed by the associated properties. These underlying real estate investments are able to be redeemed at net asset value per share (“NAV”), and therefore, are considered Level 2 assets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following is the target asset allocation for the Company's single employer pension plans—Farmer Bros. Plan, Brewmatic Plan and Hourly Employees' Plan—for fiscal 2016:

Fiscal 2016
U.S. large cap equity securities	29.9%
U.S. small cap equity securities	7.6%
International equity securities	12.5%
Debt securities	40.0%
Real estate	10.0%
Total	100.0%
Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2016, the Company expects to recognize as a component of net periodic benefit cost $0.8 million for the Farmer Bros. Plan, $21,000 for the Brewmatic Plan, and $0.4 million for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2016, the Company expects to contribute $1.3 million to the Farmer Bros. Plan, none to the Brewmatic Plan, and $0.3 million to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from single employer pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2016	$6,890	$290	$63
June 30, 2017	$7,120	$280	$81
June 30, 2018	$7,400	$290	$100
June 30, 2019	$7,650	$290	$120
June 30, 2020	$7,920	$280	$140
June 30, 2021 to June 30, 2025	$42,080	$1,300	$1,040
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
The Company's participation in WCTPP is outlined in the table below. The Pension Protection Act (“PPA”) Zone Status available in the Company's fiscal year 2015 and fiscal year 2014 is for the plan's year ended December 31, 2014 and December 31, 2013, respectively. The zone status is based on information obtained from WCTPP and is certified by WCTPP's actuary. Among other factors, plans in the green zone are generally more than 80% funded. Based on WCTPP's annual report on Form 5500, WCTPP was 91.9% and 91.5% funded for its plan year beginning January 1, 2014 and 2013, respectively. The

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

“FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

Pension Plan	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreements

			July 1, 2014	July 1, 2013

Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	No	January 31, 2020
Based upon the most recent information available from the trustees managing WCTPP, the Company's share of the unfunded vested benefit liability for the plan was estimated to be approximately $12.1 million if the withdrawal had occurred in calendar year 2014. These estimates were calculated by the trustees managing WCTPP. Although the Company believes the most recent plan data available from WCTPP was used in computing this 2014 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan's investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the Company and other employers in the plan, each of which could impact the ultimate withdrawal liability.
If withdrawal liability were to be triggered, the withdrawal liability assessment can be paid in a lump sum or on a monthly basis. The amount of the monthly payment is determined as follows: Average number of hours reported to the pension plan trust during the three consecutive years with highest number of hours in the 10-year period prior to the withdrawal is multiplied by the highest hourly contribution rate during the 10-year period ending with the plan year in which the withdrawal occurred to determine the amount of withdrawal liability that has to be paid annually. The annual amount is divided by 12 to arrive at the monthly payment due. If monthly payments are elected, interest is assessed on the unpaid balance after 12 months at the rate of 7% per annum.
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. The $4.3 million estimated withdrawal liability, with the short-term and long-term portions reflected in current and long-term liabilities, respectively, is reflected on the Company's consolidated balance sheets at June 30, 2015 and June 30, 2014. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability.
The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan which the Company has not yet determined. Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company contributions to the multiemployer pension plans:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans(4)
Year Ended:
June 30, 2015	$3,593	$41
June 30, 2014	$3,153	$34
June 30, 2013	$3,064	$37
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's most recent annual report on Form 5500 for the calendar year ended December 31, 2014.

(3)
The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.

(4)	Includes one plan that is not individually significant.
The Company expects to contribute an aggregate of $4.1 million towards multiemployer pension plans in fiscal 2016.

Multiemployer Plans Other Than Pension Plans
The Company participates in ten defined contribution multiemployer plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before January 31, 2020. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2015, 2014 and 2013 were $6.9 million, $6.6 million and $5.8 million, respectively. The Company expects to contribute an aggregate of $7.3 million towards multiemployer plans other than pension plans in fiscal 2016.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors. For the calendar years 2015, 2014 and 2013, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $1.4 million, $1.3 million and $1.2 million in operating expenses for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
Postretirement Benefits
The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”). The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan is unfunded, and its liability was calculated using an

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

assumed discount rate of 4.7% at June 30, 2015. The Company projects an initial medical trend rate of 7.7% in fiscal 2016, ultimately reducing to 4.5% in 10 years.
The Company also provides a postretirement death benefit (“Death Benefit”) to certain of its employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other conditions related to the manner of employment termination and manner of death. The Company records the actuarially determined liability for the present value of the postretirement death benefit. The Company has purchased life insurance policies to fund the postretirement death benefit wherein the Company owns the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. The Company records an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the fiscal years ended June 30, 2015, 2014 and 2013. Net periodic postretirement benefit cost for fiscal 2015 was based on employee census information as of July 1, 2014 and asset information as of June 30, 2015.

	Year Ended June 30,
(In thousands)	2015	2014	2013
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$1,195	$936	$1,972
Interest cost	943	810	969
Expected return on plan assets	—	—	—
Amortization of net (gains) losses	(500)	(880)	7
Amortization of prior service credit	(1,757)	(1,757)	(1,757)
Net periodic postretirement benefit (credit) cost	$(119)	$(891)	$1,191
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

Amortization Schedule
Transition (Asset) Obligation: The transition (asset) obligations have been fully amortized.
Prior service cost (credit) ($ in thousands):

Date Established	Balance at July 1, 2014	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2015
January 1, 2008	$(1,193)	$230	5.2	—	$(963)
July 1, 2012	(14,527)	1,527	9.5	—	(13,000)
	$(15,720)	$1,757			$(13,963)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
	Retiree Medical Plan		Death Benefit
($ in thousands)	2015	2014	2015	2014
Amortization of Net (Gain) Loss:
Net (gain) loss as of July 1	$(3,655)	$(8,006)	$690	$1,791
Net (gain) loss subject to amortization	(3,655)	(8,006)	690	1,791
Corridor (10% of greater of APBO or assets)	1,723	1,262	(729)	(826)
Net (gain) loss in excess of corridor	$(1,932)	$(6,744)	$(39)	$965
Amortization years	9.8	10.7	7.7	7.4
 The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
(In thousands)	2015	2014
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$20,889	$16,701
Service cost	1,195	936
Interest cost	943	810
Participant contributions	711	708
Actuarial losses	2,751	3,141
Benefits paid	(1,967)	(1,407)
Projected postretirement benefit obligation at end of year	$24,522	$20,889

	Year Ended June 30,
(In thousands)	2015	2014
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,256	699
Participant contributions	711	708
Benefits paid	(1,967)	(1,407)
Fair value of plan assets at end of year	—	—
Projected postretirement benefit obligation at end of year	$24,522	$20,889
Funded status of plan	$(24,522)	$(20,889)

	June 30,
(In thousands)	2015	2014
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Non-current assets	$—	$—
Current liabilities	(1,051)	(919)
Non-current liabilities	(23,471)	(19,970)
Total	$(24,522)	$(20,889)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
(In thousands)	2015	2014
Amounts Recognized in Accumulated OCI Consist of:
Net gain	$(2,965)	$(6,216)
Transition obligation	(13,963)	(15,720)
Prior service cost (credit)	—	—
Total accumulated OCI	$(16,928)	$(21,936)

	Year Ended June 30,
(In thousands)	2015	2014
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Unrecognized actuarial loss	$2,751	$3,141
Amortization of net loss	500	880
Amortization of prior service cost	1,757	1,757
Total recognized in OCI	5,008	5,778
Net periodic benefit credit	(119)	(891)
Total recognized in net periodic benefit cost and OCI	$4,889	$4,887
The estimated net gain and prior service credit that will be amortized from accumulated OCI into net periodic benefit cost in fiscal 2016 are $0.2 million and $1.8 million, respectively. The Company may incur certain postretirement benefit costs in connection with the Corporate Relocation Plan which the Company has not yet determined.

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2016	$1,076
June 30, 2017	$1,171
June 30, 2018	$1,306
June 30, 2019	$1,480
June 30, 2020	$1,555
June 30, 2021 to June 30, 2025	$8,950

Expected Contributions:
June 30, 2016	$1,076
Sensitivity in Fiscal 2016 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2016:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$335	$(276)
Effect on accumulated postretirement benefit obligation	$2,324	$(1,925)

Note 12. Bank Loan
On March 2, 2015, the Company, as Borrower, together with its wholly owned subsidiaries, CBI, FBC Finance Company, a California corporation, and CBH, as additional Loan Parties and as Guarantors, entered into a Credit Agreement (the “Credit Agreement”) and a related Pledge and Security Agreement (the “Security Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and SunTrust Bank (“SunTrust”), as Syndication Agent (collectively, the “Lenders”)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(capitalized terms used below are defined in the Credit Agreement). The Credit Agreement replaced the Company’s September 12, 2011 Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. that expired on March 2, 2015 (the “Wells Fargo Credit Facility”).
The Credit Agreement provides for a senior secured revolving credit facility (“Revolving Facility”) of up to $75.0 million (“Revolving Commitment”) consisting of Revolving Loans, Letters of Credit and Swingline Loans provided by the Lenders, with a sublimit on Letters of Credit outstanding at any time of $30.0 million and a sublimit for Swingline Loans of $15.0 million . Chase agreed to provide $45.0 million of the Revolving Commitment and SunTrust agreed to provide $30.0 million of the Revolving Commitment. The Credit Agreement also includes an accordion feature whereby the Company may increase the Revolving Commitment by an aggregate amount not to exceed $50.0 million, subject to certain conditions.
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
On June 30, 2015, the Company was eligible to borrow up to a total of $55.1 million under the Revolving Facility. As of June 30, 2015, the Company had outstanding borrowings of $0.1 million, utilized $11.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $43.5 million. At June 30, 2015, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.26%. At June 30, 2015, the Company was in compliance with all of the restrictive covenants under the Credit Agreement.
Effective December 1, 2012, the Company entered into an interest rate swap transaction utilizing a notional amount of $10.0 million and a maturity date of March 1, 2015. The Company entered into the swap transaction to effectively fix the future interest rate during the applicable period on a portion of its borrowings under the Wells Fargo Credit Facility. The swap transaction was intended to manage the Company's interest rate risk related to the Wells Fargo Credit Facility and required the Company to pay a fixed rate of 0.48% per annum in exchange for a variable interest rate based on 1-month USD LIBOR-BBA. The Company terminated the swap transaction on March 5, 2014. As of June 30, 2015 and 2014, the Company had no interest rate swap transactions in place.
The Company did not designate its interest rate swap as an accounting hedge. In the fiscal years ended June 30, 2014 and 2013, respectively, the Company recorded in “Other, net” in its consolidated statements of operations a loss of $5,000 and $25,000 for the change in fair value of its interest rate swap. No such gain or loss was recorded in fiscal 2015 (see Note 4).

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 13. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. The plan is a leveraged ESOP in which the Company is the lender. The loans will be repaid from the Company’s discretionary plan contributions over the original 15 year term with a variable rate of interest. The annual interest rate was 1.67% at June 30, 2015, which is updated on a quarterly basis.

	As of and for the years ended June 30,
	2015	2014	2013
Loan amount (in thousands)	$11,234	$16,035	$20,836
Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
Historically, the Company used the dividends, if any, on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in fiscal 2015, 2014 and 2013.
The Company reports compensation expense equal to the fair market value of shares committed to be released to employees in the period in which they are committed. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from earnings per share calculations.
During the fiscal years ended June 30, 2015, 2014 and 2013, the Company charged $4.4 million, $3.3 million and $2.1 million, respectively, to compensation expense related to the ESOP. The increase in ESOP expense in fiscal 2015 and 2014 compared to the prior years was due to the increase in the fair market value of the Company's shares which determines the ESOP expense recorded. The difference between cost and fair market value of committed to be released shares, which was $1.0 million, $0.3 million and $0.1 million for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, is recorded as additional paid-in capital.

	June 30,
	2015	2014
Allocated shares	1,970,117	1,943,882
Committed to be released shares	172,398	175,429
Unallocated shares	390,528	562,926
Total ESOP shares	2,533,043	2,682,237

(In thousands)
Fair value of ESOP shares	$59,527	$57,963

Note 14. Share-based Compensation
On December 5, 2013, the Company’s stockholders approved the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan”). The Amended Equity Plan is an amendment and restatement of, and successor to, the Farmer Bros. Co. 2007 Omnibus Plan (the “Omnibus Plan”). The principal change to the Amended Equity Plan was to limit awards under the plan to performance-based stock options and to restricted stock under limited circumstances.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Non-qualified stock options with time-based vesting (“NQOs”)
In fiscal 2015, the Company granted 25,703 shares issuable upon the exercise of NQOs with a weighted average exercise price of $23.91 per share to eligible employees under the Amended Equity Plan which vest ratably over a three-year period.
Following are the weighted average assumptions used in the Black-Scholes valuation model for NQOs granted during the fiscal years ended June 30, 2015, 2014 and 2013:

	Year Ended June 30,
	2015	2014	2013
Weighted average fair value of NQOs	$10.38	$9.17	$5.69
Risk-free interest rate	1.5%	1.7%	0.9%
Dividend yield	—%	—%	—%
Average expected term	5.1 years	6 years	6 years
Expected stock price volatility	47.9%	50.4%	49.5%
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes NQO activity for the three most recent fiscal years:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2012	667,235	12.84	4.78	4.8	143
Granted	192,892	12.12	5.69	6.5	374
Exercised	(117,482)	10.24	5.23	—	336
Cancelled/Forfeited	(185,218)	13.83	5.92	—	—
Outstanding at June 30, 2013	557,427	12.81	5.44	5.1	1,620
Granted	1,927	18.68	9.17	6.4	—
Exercised	(112,964)	13.10	5.81	—	895
Cancelled/Forfeited	(33,936)	16.63	6.13	—	—
Outstanding at June 30, 2014	412,454	12.44	5.30	4.4	3,782
Granted	25,703	23.91	10.38	6.8	—
Exercised	(95,723)	16.17	5.86	—	747
Cancelled/Forfeited	(13,134)	11.26	5.00	—	—
Outstanding at June 30, 2015	329,300	12.30	5.54	3.9	3,700
Vested and exercisable, June 30, 2015	249,105	11.13	5.00	3.5	3,082
Vested and expected to vest, June 30, 2015	326,723	12.22	5.51	3.9	3,684
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $23.50 at June 30, 2015, $21.61 at June 30, 2014 and $14.06 at June 28, 2013, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of stock option exercises in each fiscal period above represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of NQOs vested during fiscal 2015, 2014 and 2013 was $0.5 million, $0.7 million and $1.0 million, respectively. The Company received $1.5 million in proceeds from exercises of vested NQOs in each of fiscal 2015 and 2014, respectively, and $1.2 million in fiscal 2013.

Nonvested NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2012	343,239	10.76	4.20	6.3
Granted	192,892	12.12	5.69	6.5
Vested	(188,909)	11.56	5.33	—
Forfeited	(31,561)	13.82	5.92	—
Outstanding at June 30, 2013	315,661	10.80	5.12	6.1
Granted	1,927	18.68	9.17	6.4
Vested	(133,957)	11.02	5.21	—
Forfeited	(15,833)	11.48	5.49	—
Outstanding at June 30, 2014	167,798	10.65	5.06	5.3
Granted	25,703	23.91	10.38	6.8
Vested	(101,172)	9.87	4.72	—
Forfeited	(12,134)	10.31	4.91	—
Outstanding at June 30, 2015	80,195	15.94	7.21	5.2

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

As of June 30, 2015, 2014 and 2013, there was $0.4 million, $0.7 million and $1.3 million, respectively, of unrecognized compensation cost related to NQOs. Total compensation expense for NQOs was $0.4 million, $0.6 million and $0.9 million in fiscal 2015, 2014 and 2013, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the fiscal year ended June 30, 2015, the Company granted 121,024 shares issuable upon the exercise of PNQs with an exercise price of $23.44 per share to eligible employees under the Amended Equity Plan. These PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ becoming exercisable each year on the anniversary of the grant date, commencing on February 9, 2016, based on the Company’s achievement of modified net income targets for fiscal years within the performance period as approved by the Compensation Committee, subject to catch-up vesting of previously unvested shares in a subsequent year within the three year period in which a cumulative modified net income target as approved by the Compensation Committee is achieved, in each case, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date and the acceleration provisions contained in the Amended Equity Plan and the applicable award agreement.
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
Following are the assumptions used in the Black-Scholes valuation model for PNQs granted during the fiscal years ended June 30, 2015 and 2014:

	Year Ended June 30,
	2015	2014
Weighted average fair value of PNQs	$10.16	$10.49
Risk-free interest rate	1.5%	1.8%
Dividend yield	—%	—%
Average expected term	5 years	6 years
Expected stock price volatility	47.9%	50.5%

The following table summarizes PNQ activity in fiscal 2015 and 2014:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2013	—	—	—	—	—
Granted	112,442	21.27	10.49	6.5	—
Cancelled/Forfeited	—	—	—	—	—
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5	38
Granted	121,024	23.44	10.16	6.6	—
Cancelled/Forfeited	(9,399)	21.33	10.52	—	—
Outstanding at June 30, 2015	224,067	22.44	10.31	6.0	237
Vested and exercisable, June 30, 2015	34,959	21.27	10.49	5.0	78
Vested and expected to vest, June 30, 2015	204,669	22.40	10.32	6.0	226

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $23.50 at June 30, 2015 and $21.61 at June 30, 2014 representing the last trading day of the respective fiscal years, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. PNQs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of PNQs vested during the fiscal year ended June 30, 2015 was $0.4 million. No PNQs vested during the fiscal year ended June 30, 2014, and no PNQs were exercised during the fiscal years ended June 30, 2015 and 2014.
As of June 30, 2015, the Company met the performance target for the first year of the fiscal 2014 awards and expects that it will achieve the cumulative performance targets set forth in the PNQ agreements for the fiscal 2014 awards and the performance targets set forth in the PNQ agreements for the fiscal 2015 awards.
In the fiscal years ended June 30, 2015 and 2014, the Company recognized $0.5 million and $0.3 million, respectively, in compensation expense for PNQs and as of June 30, 2015 and 2014, there was approximately $1.5 million and $0.9 million, respectively, of unrecognized compensation cost related to PNQs.

Nonvested PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5
Granted	121,024	23.44	10.16	6.6
Vested	(34,959)	21.27	10.49	—
Forfeited	(9,399)	21.33	10.52	—
Outstanding at June 30, 2015	189,108	$22.66	$10.28	6.2
Restricted Stock
During fiscal 2015, 2014 and 2013 the Company granted a total of 13,256 shares, 9,200 shares and 51,177 shares of restricted stock under the Amended Equity Plan, respectively, with a weighted average grant date fair value of $23.64, $20.48 and $11.67 per share, respectively, to eligible employees and directors. Shares of restricted stock generally vest at the end of three years for eligible employees. Shares of restricted stock generally vest ratably over a period of three years for directors. During the fiscal year ended June 30, 2015, 53,402 shares of restricted stock vested, of which 4,297 shares were withheld to meet the employees’ minimum statutory tax withholding and retired.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in general and administrative expenses was $0.3 million, $0.5 million, and $0.6 million, for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. As of June 30, 2015, 2014 and 2013, there was approximately $0.5 million, $0.6 million and $1.0 million, respectively, of unrecognized compensation cost related to restricted stock.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the three most recent fiscal years:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding June 30, 2012	175,947	10.16	1.9	1,401
Granted	51,177	11.67	—	597
Exercised/Released	(64,668)	11.27	—	832
Cancelled/Forfeited	(23,096)	12.21	—	—
Outstanding at June 30, 2013	139,360	9.87	1.9	1,959
Granted	9,200	20.48	—	188
Exercised/Released	(38,212)	11.59	—	820
Cancelled/Forfeited	(14,136)	9.38	—	—
Outstanding at June 30, 2014	96,212	10.27	1.5	2,079
Granted	13,256	23.64	—	313
Exercised/Released	(53,402)	8.43	—	1,377
Cancelled/Forfeited(1)	(8,984)	8.36	—	—
Outstanding at June 30, 2015	47,082	16.48	1.2	1,106
Expected to vest, June 30, 2015	44,936	16.32	1.2	1,056
(1) Includes 4,297 shares that were withheld to meet the employees' minimum statutory tax withholding and retired.
The aggregate intrinsic values of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $23.50 at June 30, 2015, $21.61 at June 30, 2014 and $14.06 at June 28, 2013, representing the last trading day of the respective fiscal years. Restricted stock that is expected to vest is net of estimated forfeitures.
Note 15. Other Current Liabilities
Other current liabilities consist of the following:

	June 30,
(In thousands)	2015	2014
Accrued postretirement benefits	$1,051	$919
Accrued workers’ compensation liabilities	2,382	1,947
Short-term pension liabilities	347	347
Earnout payable—RLC acquisition	100	—
Other (including net taxes payable)	2,272	2,105
Other current liabilities	$6,152	$5,318

Note 16. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	June 30, 2015	June 30, 2014
Earnout payable—RLC acquisition	$200	$—
Derivative liabilities, non-current	25	—
Other long-term liabilities	$225	$—

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 17. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	June 30,
(In thousands)	2015	2014	2013
Current:
Federal	$(30)	$293	$(24)
State	309	275	191
Total current income tax expense	279	568	167
Deferred:
Federal	106	99	(819)
State	17	38	(173)
Total deferred income tax expense (benefit)	123	137	(992)
Income tax expense (benefit)	$402	$705	$(825)
Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and OCI. An exception is provided in ASC 740, “Tax Provisions,” when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the income tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the income tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gain from postretirement benefits recorded as a component of OCI, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.
As a result, for the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded income tax expense of $0, $0 and $1.1 million, respectively, in OCI related to the gain on postretirement benefits, and recorded a corresponding income tax benefit of $0, $0 and $1.1 million, respectively, in continuing operations.
A reconciliation of income tax expense (benefit) to the federal statutory tax rate is as follows:

	June 30,
(In thousands)	2015	2014	2013
Statutory tax rate	34%	34%	34%
Income tax expense (benefit) at statutory rate	$358	$4,365	$(3,158)
State income tax expense (benefit), net of federal tax benefit	260	749	(223)
Dividend income exclusion	(54)	—	—
Valuation allowance	(185)	(4,292)	3,074
Change in contingency reserve (net)	—	(39)	(7)
Other (net)	23	(78)	(511)
Income tax expense (benefit)	$402	$705	$(825)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax liabilities are as follows:

	June 30,
(In thousands)	2015	2014	2013
Deferred tax assets:
Postretirement benefits	$31,100	$19,800	$26,014
Accrued liabilities	10,091	6,156	4,477
Net operating loss carryforwards	41,544	40,275	44,607
Intangible assets	594	1,126	694
Other	6,794	7,253	8,945
Total deferred tax assets	90,123	74,610	84,737
Deferred tax liabilities:
Unrealized gain on investments	(2,242)	—	—
Fixed assets	(2,647)	(1,902)	(2,641)
Other	(1,943)	(1,538)	(882)
Total deferred tax liabilities	(6,832)	(3,440)	(3,523)
Valuation allowance	(84,857)	(72,613)	(82,522)
Net deferred tax liabilities	$(1,566)	$(1,443)	$(1,308)
The Company has approximately $107.6 million and $106.0 million of federal and state net operating loss carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2025, respectively. Additionally, the Company has $0.8 million of federal business tax credits that begin to expire in June 30, 2025 and $2.1 million of charitable contribution carryforwards that begin to expire in June 30, 2016.
As of June 30, 2015, the Company has generated approximately $0.6 million of excess tax benefits related to stock compensation, the benefit of which will be recorded to additional paid in capital if and when realized.
At June 30, 2015, the Company had total deferred tax assets of $90.1 million and net deferred tax assets before valuation allowance of $83.3 million.
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. The Company considers whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future earnings projections.
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company’s deferred tax assets as of June 30, 2015. Accordingly, a valuation allowance of $84.9 million has been recorded to offset this deferred tax asset. The valuation allowance increased by $12.3 million in the fiscal year ended June 30, 2015, decreased by $(9.9) million in the fiscal year ended June 30, 2014, and increased by $3.1 million in the fiscal year ended June 30, 2013.
A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits is as follows:

	Year Ended June 30,
(In thousands)	2015	2014	2013
Unrecognized tax benefits at beginning of year	$—	$3,211	$3,211
Decreases in tax positions for prior years	—	(30)	—
Settlements	—	(3,181)	—
Unrecognized tax benefits at end of year	$—	$—	$3,211
At June 30, 2015 and 2014, the Company has no unrecognized tax benefits.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company made a determination in the quarter ended June 30, 2014 that it would not, at that time, pursue certain refund claims requested on its amended tax returns for the fiscal years ended June 30, 2003 through June 30, 2008. The Internal Revenue Service previously denied these refund claims upon audit and maintained that decision upon appeal. The Company released its tax reserve related to these refunds in the fourth quarter of fiscal 2014.
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2010. The Internal Revenue Service is currently auditing the Company's tax year ended June 30, 2013.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. In each of the fiscal years ended June 30, 2015 and 2014, the Company recorded $0 in accrued interest and penalties associated with uncertain tax positions. Additionally, the Company recorded income of $0, $0, and $10,000, related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2015, 2014 and 2013, respectively.
Note 18. Net Income (Loss) Per Common Share

	Year ended June 30,
(In thousands, except share and per share amounts)	2015	2014	2013
Net income (loss) attributable to common stockholders—basic	$651	$12,063	$(8,401)
Net income (loss) attributable to nonvested restricted stockholders	1	69	(61)
Net income (loss)	$652	$12,132	$(8,462)

Weighted average common shares outstanding—basic	16,127,610	15,909,631	15,604,452
Effect of dilutive securities:
Shares issuable under stock options	139,524	104,956	—
Weighted average common shares outstanding—diluted	16,267,134	16,014,587	15,604,452
Net income (loss) per common share—basic	$0.04	$0.76	$(0.54)
Net income (loss) per common share—diluted	$0.04	$0.76	$(0.54)
Note 19. Commitments and Contingencies
Leases
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
The Company is also obligated under operating leases for branch warehouses, distribution centers and its production facility in Portland, Oregon. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years that expires in 2018 and has a ten year renewal option, and operating leases for computer hardware with terms that do not exceed five years. Rent expense for the fiscal years ended June 30, 2015, 2014 and 2013 was $3.8 million, $3.7 million and $3.6 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Contractual obligations for future fiscal years are as follows:

	Contractual Obligations(1)
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments (2)
Year Ended June 30,
2016	$3,464	$3,991	$7,590	$1,076	$78	$45,324
2017	1,601	2,442	7,828	1,171	—	—
2018	898	2,090	8,137	1,306	—	—
2019	144	1,541	8,407	1,480	—	—
2020	51	563	8,687	1,555	—	—
Thereafter	4	31	47,033	8,950	—	—
		$10,658	$87,682	$15,538	$78	$45,324
Total minimum lease payments	$6,162
Less: imputed interest (0.82% to 10.7%)	(314)
Present value of future minimum lease payments	$5,848
Less: current portion	3,249
Long-term capital lease obligations	$2,599
___________
(1) Excludes the Lease Agreement for its Northlake, Texas facility that was entered into by the Company subsequent to the year ended June 30, 2015 (see Note 21).
(2) Commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2015. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

Self-Insurance
Due to the Company’s failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company posted a $7.0 million and $6.5 million letter of credit at June 30, 2015 and 2014, respectively, as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans.
Non-cancelable Purchase Orders
As of June 30, 2015, we had committed to purchasing green coffee inventory totaling 41.0 million under fixed-price contracts and other inventory totaling $4.3 million under non-cancelable purchase orders.
Legal Proceedings
Council for Education and Research on Toxics (“CERT”) v. Brad Berry Company Ltd., et al., Superior Court of the State of California, County of Los Angeles
On August 31, 2012, CERT filed an amendment to a private enforcement action adding a number of companies as defendants, including CBI, which sell coffee in California. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has demanded that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
To date, the pleadings stage of the case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these “Phase 1” defenses have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three Phase 1 defenses.   Following two continuances, the court heard on April 9, 2015 final arguments on the Phase 1 issues.  On July 25, 2015, the court issued its Proposed Statement of Decision with respect to Phase 1 defenses against the defendants, which was confirmed, on September 2, 2015 in the Final Statement of Decision. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
Steve Hernandez vs. Farmer Bros. Co., Superior Court of State of California, County of Los Angeles
On July 24, 2015, former Company employee Hernandez filed a putative class action complaint for damages alleging a single cause of action for unfair competition under the California Business & Professions Code. The claim purports to seek disgorgement of profits for alleged violations of various provisions of the California Labor Code relating to: failing to pay overtime, failing to provide meal breaks, failing to pay minimum wage, failing to pay wages timely during employment and upon termination, failing to provide accurate and complete wage statements, and failing to reimburse business-related expenses. Hernandez’s complaint seeks restitution in an unspecified amount and injunctive relief, in addition to attorneys’ fees and expenses. Hernandez alleges that the putative class is all “current and former hourly-paid or non-exempt individuals” for the four (4) years preceding the filing of the complaint through final judgment, and Hernandez also purports to reserve the right to establish sub-classes as appropriate.  The court to which the case was initially assigned issued an order on September 4, 2015 staying this case until the initial status conference on November 17, 2015 on the basis that the case will be re-assigned as a “complex” action to the Central Civil West Courthouse in Los Angeles. The Company intends to timely respond to the complaint once the stay has been lifted.  At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 20. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended June 30, 2015. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
(In thousands, except per share data)
Net sales	$135,984	$144,809	$132,507	$132,582
Gross profit	$48,121	$53,142	$46,569	$49,204
Income (loss) from operations	$2,601	$3,505	$(1,405)	$(1,417)
Net income (loss)	$2,515	$2,896	$(2,572)	$(2,187)
Net income (loss) per common share—basic	$0.16	$0.18	$(0.16)	$(0.13)
Net income (loss) per common share—diluted	$0.16	$0.18	$(0.16)	$(0.13)

	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
(In thousands, except per share data)
Net sales	$129,529	$143,129	$125,525	$130,197
Gross profit	$48,005	$54,374	$48,052	$45,483
Income (loss) from operations	$3,014	$5,650	$(2,075)	$2,327
Net income	$1,806	$4,709	$2,506	$3,111
Net income per common share—basic	$0.11	$0.30	$0.16	$0.19
Net income per common share—diluted	$0.11	$0.29	$0.16	$0.19
Note 21. Subsequent Event
On July 17, 2015, the Company entered into a Lease Agreement (the “Lease Agreement”) with WF-FB NLTX, LLC, a Delaware limited liability company (“Landlord”). Pursuant to the Lease Agreement, the Company will lease a 538,000 square foot facility (“Premises”) to be constructed on 28.2 acres of land located in Northlake, Texas. The new facility is expected to include approximately 85,000 square feet for corporate offices, more than 100,000 square feet for manufacturing, and more than 300,000 square feet for distribution. The facility will also house a coffee lab. The construction of the Premises is estimated to be completed by the end of the second quarter of fiscal 2017. Pursuant to the Lease Agreement, the Lessor owns the Premises, is obligated to finance the overall construction and to reimburse the Company for substantially all expenditures it incurs with respect to the construction of the Premises.
The Lease Agreement contains a purchase option exercisable at any time by the Company on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. The obligation to pay rent will commence on December 31, 2016, if the option remains unexercised.
The initial term of the lease is for 15 years from the rent commencement date with six options to renew, each with a renewal term of 5 years. The annual base rent for the Premises will be an amount equal to:

i.	the product of 7.50% and (a) the total estimated budget for the project, or (b) all construction costs outlined in the final budget on or prior to the scheduled completion date; or

ii.
the product of 7.50% and the total project costs, to the extent that all components of the document delivery and completion requirement are fully satisfied on or prior to the scheduled completion date.

Annual base rent will increase by 2% during each year of the lease term.
On July 17, 2015, the Company also entered into a Development Management Agreement (“DMA”) with Stream Realty Partners-DFW, L.P., a Texas limited partnership (“Developer”).
Pursuant to the DMA, the Company retained the services of Developer to manage, coordinate, represent, assist and advise the Company on matters concerning the pre-development, development, design, entitlement, infrastructure, site

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

preparation and construction of the Premises. The term of the DMA is from July 17, 2015 until final completion of the project. Pursuant to the DMA, the Company will pay Developer:
•a development fee of 3.25% of all development costs;
•an oversight fee of 2% of any amounts paid to the Company-contracted parties for any oversight by the Developer of Company-contracted work;
•an incentive fee, the amount of which will be determined by the parties, if final completion occurs prior to the scheduled completion date; and
•an amount equal to $2.6 million as additional fee in respect of development services.

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
As of June 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are effective.
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
With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2015.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Farmer Bros. Co.
Torrance, California

We have audited the internal control over financial reporting of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015 of the Company and our report dated September 14, 2015 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
September 14, 2015

Item 9B.	Other Information
On September 11, 2015, the Company filed with the Delaware Secretary of State a Certificate of Elimination (the “Certificate of Elimination”), which returned the 200,000 shares of unissued Series A Junior Participating Preferred Stock, par value $1.00 per share, that had been designated in 2005 in connection with a stockholder rights plan that expired on March 28, 2015 (the “Rights Plan”), to the status of authorized but unissued shares of the preferred stock of the Company, without designation as to series or rights, preferences, privileges or limitations. The foregoing summary of the Certificate of Elimination is qualified in its entirety by reference to the full text of the Certificate of Elimination, a copy of which is filed as Exhibit 3.3 to this Form 10-K and incorporated herein by reference. In connection with the expiration of the Rights Plan, the Company will also take routine, voluntary actions to deregister the related preferred stock purchase rights under the Securities Exchange Act of 1934, as amended, and to delist the preferred stock purchase rights. These actions are administrative in nature and will have no effect on the Company’s Common Stock, which continues to be listed on the Nasdaq Global Select Market.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2015, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that, Thomas W. Mortensen, the Company's former Senior Vice President of Route Sales, filed a late Form 4 in December 2014 reporting the sale of vested restricted shares to cover tax withholding requirements and with the exception of those filings listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2015.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2015 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(2)
Equity compensation plans approved by stockholders(1)	553,367	$16.41	235,308
Equity compensation plans not approved by stockholders	—	—	—
Total	553,367	$16.41	235,308
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

1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2015 and 2014

Consolidated Statements of Operations for the Years Ended June 30, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended June 30, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2015, 2014 and 2013

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
Michael H. Keown President and Chief Executive Officer (chief executive officer) Date: September 14, 2015

By:	/s/MARK J. NELSON
Mark J. Nelson Treasurer and Chief Financial Officer (principal financial and accounting officer) Date: September 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ GUENTER W. BERGER	Chairman of the Board and Director	September 14, 2015
Guenter W. Berger

/s/ HAMIDEH ASSADI	Director	September 14, 2015
Hamideh Assadi

/s/ RANDY E. CLARK	Director	September 14, 2015
Randy E. Clark

	Director	September 14, 2015
Jeanne Farmer Grossman

/s/ CHARLES F. MARCY	Director	September 14, 2015
Charles F. Marcy

/s/ CHRISTOPHER P. MOTTERN	Director	September 14, 2015
Christopher P. Mottern

/s/ MICHAEL H. KEOWN	Director	September 14, 2015
Michael H. Keown

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on September 16, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and incorporated herein by reference).

3.3	Certificate of Elimination (filed herewith).

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
Mortensen (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on April 10, 2012 and incorporated herein by reference).*

10.17
Amendment No. 1 to Employment Agreement, effective as of September 1, 2014, by and between Farmer Bros. Co. and Thomas W. Mortensen (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 16, 2014 and incorporated herein by reference).*

10.18
Employment Agreement, dated as of December 2, 2014, by and between Farmer Bros. Co. and Barry C. Fischetto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).*

10.19
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).*

10.20	Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed herewith).*

10.21
Separation Agreement, dated as of December 12, 2013, by and between Farmer Bros. Co. and Hortensia R. Gomez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.22
Separation Agreement, dated as of July 16, 2014, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2014 and incorporated herein by reference).*

10.23
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.24
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

10.25
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015 and incorporated herein by reference).*

10.26
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.27
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.28
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.29
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.30
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference).*

10.31
Form of Target Award Notification Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2013 and incorporated herein by reference).*

10.32
Form of Award Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.33
Form of Target Award Notification Letter (Fiscal 2015) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.34
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).*

10.35
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).*

10.36
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.37
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

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

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.