Form 10-Q
period 2015-09-30
FARMER BROTHERS CO
filed 2015-11-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-34249
FARMER BROS. CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-0725980
(State of Incorporation)	(I.R.S. Employer Identification No.)

13601 North Freeway, Suite 200, Fort Worth, Texas 76177
(Address of Principal Executive Offices; Zip Code)
888-998-2468
(Registrant’s Telephone Number, Including Area Code)

20333 South Normandie Avenue, Torrance, California 90502
(Former Address, if Changed Since Last Report)

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
YES ☐ NO  ☒
As of November 6, 2015 the registrant had 16,676,199 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$22,765	$15,160
Restricted cash	1,274	1,002
Short-term investments	22,837	23,665
Accounts and notes receivable, net	42,973	40,161
Inventories	56,744	50,522
Income tax receivable	797	535
Prepaid expenses	3,685	4,640
Total current assets	151,075	135,685
Property, plant and equipment, net	90,271	90,201
Goodwill and intangible assets, net	6,641	6,691
Other assets	7,612	7,615
Deferred income taxes	751	751
Total assets	$256,350	$240,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,892	$27,023
Accrued payroll expenses	23,451	23,005
Short-term borrowings under revolving credit facility	154	78
Short-term obligations under capital leases	2,904	3,249
Short-term derivative liabilities	3,632	3,977
Deferred income taxes	1,390	1,390
Other current liabilities	6,539	6,152
Total current liabilities	76,962	64,874
Accrued pension liabilities	47,506	47,871
Accrued postretirement benefits	23,505	23,471
Accrued workers’ compensation liabilities	10,964	10,964
Other long-term liabilities—capital leases	2,059	2,599
Other long-term liabilities (Note 11)	3,609	225
Deferred income taxes	909	928
Total liabilities	$165,514	$150,932
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,676,403 and 16,658,148 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	16,676	16,658
Additional paid-in capital	39,696	38,143
Retained earnings	105,790	106,864
Unearned ESOP shares	(11,234)	(11,234)
Accumulated other comprehensive loss	(60,092)	(60,420)
Total stockholders’ equity	$90,836	$90,011
Total liabilities and stockholders’ equity	$256,350	$240,943
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2015	2014
Net sales	$133,445	$135,984
Cost of goods sold	82,866	87,863
Gross profit	50,579	48,121
Selling expenses	36,441	38,450
General and administrative expenses	9,465	7,009
Restructuring and other transition expenses	5,450	—
Net (gains) losses from sales of assets	(214)	61
Operating expenses	51,142	45,520
(Loss) income from operations	(563)	2,601
Other (expense) income:
Dividend income	293	294
Interest income	104	89
Interest expense	(121)	(207)
Other, net	(875)	(64)
Total other (expense) income	(599)	112
(Loss) income before taxes	(1,162)	2,713
Income tax (benefit) expense	(88)	198
Net (loss) income	$(1,074)	$2,515
Net (loss) income per common share—basic	$(0.07)	$0.16
Net (loss) income per common share—diluted	$(0.07)	$0.16
Weighted average common shares outstanding—basic	16,269,368	16,003,802
Weighted average common shares outstanding—diluted	16,269,368	16,130,745
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2015	2014
Net (loss) income	$(1,074)	$2,515
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges	(4,640)	3,332
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	4,968	(4,710)
Total comprehensive (loss) income, net of tax	$(746)	$1,137
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,074)	$2,515
Adjustments to reconcile net (loss) income to net cash provided by (used in)operating activities:
Depreciation and amortization	5,295	6,256
Provision for doubtful accounts	44	7
Restructuring and other transition expenses, net of payments	2,889	—
Deferred income taxes	(19)	29
Net (gains) losses from sales of assets	(214)	61
ESOP and share-based compensation expense	1,229	1,258
Net losses (gains) on derivative instruments and investments	5,839	(4,569)
Change in operating assets and liabilities:
Restricted cash	(272)	—
Purchases of trading securities held for investment	(518)	(936)
Proceeds from sales of trading securities held for investment	1,202	1,315
Accounts and notes receivable	(1,805)	(3,949)
Inventories	(6,446)	(897)
Income tax receivable	(262)	30
Derivative assets, net	(5,094)	5,389
Prepaid expenses and other assets	966	712
Accounts payable	11,493	(3,899)
Accrued payroll expenses and other current liabilities	(1,514)	(6,463)
Accrued postretirement benefits	34	(230)
Other long-term liabilities	(365)	(452)
Net cash provided by (used in) operating activities	$11,408	$(3,823)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,781)	(4,930)
Proceeds from sales of property, plant and equipment	538	98
Net cash used in investing activities	$(3,243)	$(4,832)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	13,860
Repayments on revolving credit facility	(28)	(12,040)
Payment of financing costs	(8)	—
Payments of capital lease obligations	(865)	(957)
Proceeds from stock option exercises	341	581
Net cash (used in) provided by financing activities	$(560)	$1,444
Net increase (decrease) in cash and cash equivalents	$7,605	$(7,211)
Cash and cash equivalents at beginning of period	$15,160	11,993
Cash and cash equivalents at end of period	$22,765	$4,782
(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued from previous page)
(In thousands)

	Three Months Ended September 30,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$9	$42
Net change in derivative assets and liabilities included in other comprehensive income	$328	$(1,378)
Increase in construction-in-progress assets under Texas facility lease	$1,982	$—
Increase in Texas facility lease obligation	$2,768	$—
Non-cash additions to equipment	$150	$17
The accompanying notes are an integral part of these consolidated financial statements.

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Events occurring subsequent to September 30, 2015 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three months ended September 30, 2015.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission (the "SEC") on September 14, 2015.
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
Corporate Relocation Plan
On February 5, 2015, the Company announced a plan approved by the Board of Directors of the Company on February 3, 2015, pursuant to which the Company will close its Torrance, California facility and relocate these operations to a new facility housing the Company's manufacturing, distribution, coffee lab and corporate headquarters (the “Corporate Relocation Plan”). The new facility will be located in Northlake, Texas in the Dallas/Fort Worth area.
Expenses related to the Corporate Relocation Plan included in “Relocation and other transition expenses” in the Company's consolidated statements of operations include employee retention and separation benefits, facility-related costs, and other related costs such as travel, legal, consulting and other professional services. In order to receive the retention and/or separation benefits, impacted employees are required to provide service through their retention dates which vary from May 2015 through March 2016 or separation dates which vary from May 2015 through June 2016. A liability for such retention and separation benefits was recorded at the communication date in “Accrued payroll expenses” on the Company's consolidated balance sheets. Facility-related costs and other related costs are recognized in the period when the liability is incurred (see Note 2).
Facility Lease Obligation
On July 17, 2015, the Company entered into a lease agreement (the “Lease Agreement”) with WF-FB NLTX, LLC, a Delaware limited liability company (the “Lessor”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

land located in Northlake, Texas (see Note 3). The new facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to the Company’s involvement in the construction of the facility, as the deemed general contractor, pursuant to Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”), the Company is required to capitalize during the construction period the cash and non-cash assets contributed by Lessor for the construction as property, plant and equipment on the Company’s consolidated balance sheets, with an offsetting liability for the same amount payable to Lessor.
A portion of the lease arrangement is allocated to land for which the Company will record rent expense during the construction period (see Note 15). The expense associated with the land is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of land rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation.
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of futures and swaps. The Company reports the fair value of derivative instruments on its consolidated balance sheets in “Short-term derivative assets,” “Other assets,” “Short-term derivative liabilities,” or “Long-term derivative liabilities.” The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheets in “Restricted cash” if restricted from withdrawal due to a net loss position in such margin accounts.
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
The Company accounts for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship it must meet specific criteria and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at inception and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued for that derivative, and future changes in the fair value of that derivative are recognized in “Other, net.”
For coffee-related derivative instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Any ineffective portion of the derivative instrument's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
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
The fair value of derivative instruments is based upon broker quotes. At September 30, 2015 and June 30, 2015, approximately 95% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 4).
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements in each of the three months ended September 30, 2015 and 2014 were $6.5 million. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended September 30, 2015 and 2014 was $2.5 million and $2.6 million, respectively. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amount of $1.6 million and $3.1 million in the three months ended September 30, 2015 and 2014, respectively.
Revenue Recognition
The Company recognizes sales revenue when all of the following have occurred: (1) delivery; (2) persuasive evidence of an agreement exists; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. Most product sales are made “off-truck” to the Company’s customers at their places of business by the Company’s route sales representatives. Revenue is recognized at the time the Company’s route sales representatives physically deliver products to customers and title passes or when it is accepted by the customer when shipped by third-party delivery.
Net (Loss) Income Per Common Share
Net (loss) income per share (“EPS”) represents net (loss) income attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (“ESOP”). Diluted EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income attributable to nonvested restricted stockholders is excluded from net income attributable to common stockholders for purposes of calculating basic and diluted EPS.
Computation of EPS for the three months ended September 30, 2015 excludes a total of 512,842 shares issuable under stock options, because the Company incurred a net loss and including them would be anti-dilutive. Computation of EPS for the three months ended September 30, 2014 includes the dilutive effect of 126,943 shares issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2014, but excludes 72,756 shares issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the quarter ended September 30, 2014, because their inclusion would be anti-dilutive.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

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
Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company performs its annual impairment test of goodwill and/or other indefinite-lived intangible assets as of June 30. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, as well as on an interim basis if events or changes in circumstances between annual tests indicate that an asset might be impaired. Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the three months ended September 30, 2015 and 2014.
In fiscal 2015, the Company recorded $0.3 million in goodwill in connection with the acquisition of substantially all of the assets of Rae' Launo Corporation relating to its direct-store-delivery and in-room distribution business in the Southeastern United States (the "RLC Acquisition"). As of September 30, 2015, the Company determined that there were no events or circumstances that indicated impairment and, therefore, no goodwill impairment charges were recorded in the three months ended September 30, 2015. The Company had no goodwill recorded at September 30, 2014.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the three months ended September 30, 2015 and 2014. The Company may incur certain other non-cash asset impairment costs in connection with the Corporate Relocation Plan.
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
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims as of September 30, 2015 and June 30, 2015, respectively, was $13.2 million and $13.4 million, and the estimated recovery from reinsurance was $2.5 million as of September 30, 2015 and June 30, 2015. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively. The estimated insurance receivable is included in "Other assets" on the Company's consolidated balance sheets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Due to its failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company posted a $7.0 million letter of credit at September 30, 2015 and June 30, 2015 as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans.
The estimated liability related to the Company's self-insured group medical insurance at September 30, 2015 and June 30, 2015 was $0.9 million and $1.0 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company retains the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims at September 30, 2015 and June 30, 2015 was $1.1 million and $0.8 million, respectively.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Recently Adopted Accounting Standards
In August 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 incorporates into the Accounting Standards Codification ("ASC") an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standard, as issued, did not address revolving lines of credit, which may not have outstanding balances. An entity that repeatedly draws on a revolving credit facility and then repays the balance could present the cost as a deferred asset and reclassify all or a portion of it as a direct deduction from the liability whenever a balance is outstanding. However, the SEC staff’s announcement provides a less-cumbersome alternative. Either way, the cost should be amortized over the term of the arrangement. This guidance was effective upon announcement by the SEC on June 18, 2015. The Company adopted this guidance on the effective date. Adoption of ASU 2015-15 did not have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. ASU 2015-16 is effective for the Company beginning July 1, 2016. Adoption of ASU 2015-16 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In July 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient” ("ASU 2015-12”). ASU 2015-12 eliminates requirements that employee benefit plans measure the fair value of fully benefit-responsive investment contracts ("FBRICs") and provide the related fair value disclosures. As a result, FBRICs are measured, presented and disclosed only at contract value. Also, plans will be required to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes, and self-directed brokerage accounts are one general type. Plans no longer have to disclose the net appreciation/depreciation in fair value of investments by general type or individual investments equal to or greater than 5% of net assets available for benefits. In addition, a plan with a fiscal year end that doesn’t coincide with the end of a calendar month is allowed to measure its investments and investment-related accounts using the month end closest to its fiscal year end. The new guidance for FBRICs and plan investment disclosures should be applied retrospectively. The measurement date practical expedient should be applied

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

prospectively. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. ASU 2015-12 is effective for the Company beginning July 1, 2016. Adoption of ASU 2015-12 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out or LIFO and the retail inventory method or RIM. Under current guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the guidance must be applied prospectively after the date of adoption. ASU 2015-11 is effective for the Company beginning July 1, 2017. Adoption of ASU 2015-11 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize investments for which the fair values are measured using the net asset value per share (“NAV”) practical expedient within the fair value hierarchy. It also limits certain disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. ASU 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. ASU 2015-07 is effective for the Company beginning July 1, 2016. The Company is in the process of assessing the impact of the adoption of ASU 2015-07 on its consolidated financial statements.
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new revenue standard being effective January 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 on its results of operations, financial position and cash flows.
Note 2. Corporate Relocation Plan
On February 5, 2015, the Company announced the Corporate Relocation Plan pursuant to which the Company will close its Torrance facility and relocate these operations to a new facility housing the Company's manufacturing, distribution, coffee lab and corporate headquarters. Approximately 350 positions are impacted as a result of the Torrance facility closure. The new facility will be located in Northlake, Texas in the Dallas/Fort Worth area. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
The Company expects to close its Torrance facility in phases, and the Company began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at the Company’s Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, the Company moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to its Houston and Portland production facilities and in conjunction relocated its Houston distribution operations to its Oklahoma City distribution center. Spice blending, grinding, packaging and product development continue to take place at the Company’s Torrance production facility. As of September 30, 2015, distribution continued to take place out of the Company’s Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. Effective September 15, 2015, the Company transferred a majority of its primary administrative offices from Torrance to Fort Worth, Texas, where the Company has leased 32,000 square feet of temporary office space. The transfer of the Company’s primary administrative offices to this temporary office space is expected to be completed by the end of the second quarter of fiscal 2016. Construction of and relocation to the new facility are expected to be completed by the end of the second quarter of fiscal 2017. The Company's Torrance facility may be sold as part of the Corporate Relocation Plan.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, the Company estimates that it will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

consisting of $14 million in employee retention and separation benefits, $4 million in facility-related costs and $7 million in other related costs. Expenses related to the Corporate Relocation Plan in the three months ended September 30, 2015 consisted of $3.6 million in employee retention, relocation and separation benefits, $0.7 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters, and expenses associated with production transition and relocation of certain distribution centers, and $1.1 million in other related costs including travel, legal, consulting, dedicated project management and other professional services. Facility-related costs in the three months ended September 30, 2015 also included $0.3 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Since adoption of the Corporate Relocation Plan through September 30, 2015, the Company has recognized a total of $15.3 million of the estimated $25 million in aggregate cash costs consisting of an aggregate of $10.1 million in employee retention and separation benefits, $0.8 million in facility-related costs and $4.4 million in other related costs. The remainder is expected to be recognized in the balance of fiscal 2016 and the first quarter of fiscal 2017. The Company may incur certain other non-cash asset impairment costs, pension-related costs and postretirement benefit costs in connection with the Corporate Relocation Plan.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the three months ended September 30, 2015:

(In thousands)	Balances, June 30, 2015	Additions	Payments	Non-Cash Settled	Adjustments	Balances, September 30, 2015
Employee-related costs(1)	$6,156	$3,596	$7,405	$—	$—	$2,347
Facility-related costs(2)	—	730	387	343	—	—
Other(3)	200	1,124	1,124	—	—	200
Total	$6,356	$5,450	$8,916	$343	$—	$2,547
Current portion	6,356					2,547
Non-current portion	—					—
Total	$6,356					$2,547
_______________
(1) Included in "Accrued payroll expenses" on the Company's consolidated balance sheets.
(2) Non-cash settled facility-related costs represent depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
(3) Included in "Accounts payable" on the Company's consolidated balance sheets.
Note 3. Facility Lease Obligation
On July 17, 2015, the Company entered into the Lease Agreement pursuant to which the Company will lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas. The new facility is expected to include approximately 85,000 square feet for corporate offices, more than 100,000 square feet for manufacturing, and more than 300,000 square feet for distribution, in addition to a coffee lab. The construction of the new facility is estimated to be completed by the end of the second quarter of fiscal 2017.
The new facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to the Company's involvement in the construction of the facility, as the deemed general contractor, pursuant to ASC 840, the Company is required to capitalize during the construction period the cash and non-cash assets contributed by Lessor for the construction as property, plant and equipment on the Company’s consolidated balance sheets, with an offsetting liability for the same amount payable to Lessor.
The Company recorded an asset related to the facility lease obligation included in property, plant and equipment of $2.8 million during the three months ended September 30, 2015. The facility lease obligation included in "Other long-term liabilities" on the Company’s consolidated balance sheet was $2.8 million as of September 30, 2015. There were no such amounts recorded at June 30, 2015. As of September 30, 2015 and June 30, 2015, respectively, the Company had recorded $1.1 million and $0.3 million in “Other receivables” representing costs incurred by the Company associated with the new facility that are expected to be reimbursed by Lessor under the Lease Agreement (see Note 7).

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

A portion of the lease arrangement is allocated to land for which the Company will record rent expense during the construction period (see Note 15). The expense associated with the land is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of land rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation. Rent expense for the facility lease obligation included in the Company’s consolidated statements of operations in the three months ended September 30, 2015 and 2014 was $0.1 million and $0, respectively.
The Lease Agreement contains a purchase option exercisable at any time by the Company on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. The obligation to pay rent will commence on December 31, 2016, if the option remains unexercised. The decision of whether to exercise the option or not will depend upon, among other things, whether the Company can sell the Torrance facility at an acceptable price.
The initial term of the lease is for 15 years from the rent commencement date with six options to renew, each with a renewal term of 5 years. The annual base rent under the Lease Agreement will be an amount equal to:
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
Pursuant to the DMA, the Company retained the services of Developer to manage, coordinate, represent, assist and advise the Company on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the facility. The term of the DMA is from July 17, 2015 until final completion of the project. Pursuant to the DMA, the Company will pay Developer:
•a development fee of 3.25% of all development costs;
•an oversight fee of 2% of any amounts paid to the Company-contracted parties for any oversight by Developer of Company-contracted work;
•an incentive fee, the amount of which will be determined by the parties, if final completion occurs prior to the scheduled completion date; and
•an amount equal to $2.6 million as additional fee in respect of development services.
Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its PTF green coffee purchase contracts, which are described further in Note 1. The Company utilizes futures contracts and options to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2015 and June 30, 2015:

(In thousands)	September 30, 2015	June 30, 2015
Derivative instruments designated as cash flow hedges:
Long coffee pounds	35,588	32,288
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,728	1,954
Total	37,316	34,242
Cash flow hedge contracts outstanding as of September 30, 2015 will expire within 22 months.
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	September 30,	June 30,	September 30,	June 30,
(In thousands)	2015	2015	2015	2015
Financial Statement Location:
Short-term derivative assets(1):
Coffee-related derivative instruments	$31	$128	$5	$25
Long-term derivative assets(1):
Coffee-related derivative instruments	$69	$136	$—	$2
Short-term derivative liabilities(1):
Coffee-related derivative instruments	$3,496	$4,128	$241	$2
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$641	$163	$—	$—
____________
(1) Included in "Short-term derivative liabilities" on the Company's consolidated balance sheets.
(2) Included in "Other long-term liabilities" on the Company's consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "AOCI," "Cost of goods sold" and "Other, net":

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2015	2014
Net (losses) gains recognized in accumulated other comprehensive (loss) income (effective portion)	$(4,640)	$3,332	AOCI
Net (losses) gains recognized in earnings (effective portion)	$(4,968)	$4,710	Cost of goods sold
Net losses recognized in earnings (ineffective portion)	$(356)	$(51)	Other, net
For the three months ended September 30, 2015 and 2014, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in "Other, net" are as follows:

	Three Months Ended September 30,
(In thousands)	2015	2014
Net (losses) gains on coffee-related derivative instruments	$(727)	$49
Net losses on investments	(147)	(190)
Net losses on derivative instruments and investments(1)	(874)	(141)
Other (losses) gains, net	(1)	77
Other, net	$(875)	$(64)
_______________

(1)	Excludes net (losses) gains on coffee-related derivative instruments designated as accounting hedges recorded in cost of goods sold in the three months ended September 30, 2015 and 2014.
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2015	Derivative assets	$105	$(105)	$—	$—
	Derivative liabilities	$4,378	$(105)	$1,274	$2,999
June 30, 2015	Derivative assets	$291	$(291)	$—	$—
	Derivative liabilities	$4,292	$(291)	$1,001	$3,000
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At September 30, 2015 and June 30, 2015, the Company had $1.3 million and $1.0 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2015, $8.0 million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2015. Due to the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

volatile nature of commodity prices, actual gains or losses realized within the next twelve months may likely differ from these values.
Note 5. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended September 30,
(In thousands)	2015	2014
Total losses recognized from trading securities held for investment	$(147)	$(190)
Less: Realized (losses) gains from sales of trading securities held for investment	(1)	15
Unrealized losses from trading securities held for investment	$(146)	$(205)
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2015
Preferred stock(1)	$22,837	$19,535	$3,302	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$100	$100	$—	$—
Coffee-related derivative liabilities	$4,137	$4,137	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$5	$5	$—	$—
Coffee-related derivative liabilities	$241	$241	$—	$—

June 30, 2015	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$23,665	$19,132	$4,533	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$264	$264	$—	$—
Coffee-related derivative liabilities	$4,290	$4,290	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$27	$27	$—	$—
Coffee-related derivative liabilities	$2	$2	$—	$—
____________________

(1)	Included in "Short-term investments" on the Company's consolidated balance sheets.
There were no significant transfers of securities between Level 1 and Level 2.
Note 7. Accounts and Notes Receivable, Net

(In thousands)	September 30, 2015	June 30, 2015
Trade receivables	$40,949	$38,783
Other receivables(1)	2,711	2,021
Allowance for doubtful accounts	(687)	(643)
Accounts and notes receivable, net	$42,973	$40,161
(1) As of September 30, 2015 and June 30, 2015, respectively, includes $1.1 million and $0.3 million in costs incurred by the Company associated with the new facility that are expected to be reimbursed by Lessor under the Lease Agreement.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 8. Inventories

(In thousands)	September 30, 2015	June 30, 2015
Coffee:
Processed	$16,471	$13,837
Unprocessed	14,372	11,968
Total	$30,843	$25,805
Tea and culinary products:
Processed	$18,018	$17,022
Unprocessed	2,512	2,764
Total	$20,530	$19,786
Coffee brewing equipment parts	$5,371	$4,931
Total inventories	$56,744	$50,522
In addition to product cost, inventory costs include expenditures such as direct labor and certain supply and overhead expenses incurred in bringing the inventory to its existing condition and location. The “Unprocessed” inventory values stated in the above table represent the value of raw materials and the “Processed” inventory values represent all other products consisting primarily of finished goods.
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment parts on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. The Company recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three months ended September 30, 2015 because the Company does not anticipate that its inventory levels at June 30, 2016 will decrease from the June 30, 2015 levels. In the three months ended September 30, 2014, the Company recorded $0.3 million in expected beneficial effect of LIFO inventory liquidation in cost of goods sold which increased net income for the three months ended September 30, 2014 by $0.3 million.
Note 9. Employee Benefit Plans
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for employees hired prior to January 1, 2010 who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the Farmer Bros. Plan, and new hires are not eligible to participate in the Farmer Bros. Plan. As all plan participants became inactive following this pension curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”).
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2015	2014
(In thousands)
Service cost	$97	$97
Interest cost	1,546	1,415
Expected return on plan assets	(1,710)	(1,823)
Amortization of net loss(1)	370	303
Net periodic benefit cost (credit)	$303	$(8)
___________
(1) These amounts represent the estimated portion of the net loss remaining in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	Fiscal
	2016	2015
Discount rate	4.40%	4.15%
Expected long-term rate of return on plan assets	7.50%	7.50%

Basis Used to Determine Expected Long-Term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions (CMA) 2014. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA 2014 is 20 to30 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

In fiscal 2012, the Company withdrew from the Local 807 Labor Management Pension Fund (the "Pension Fund") and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. The $4.3 million estimated withdrawal liability, with the short-term and long-term portions reflected in current and long-term liabilities, respectively, is reflected on the Company's consolidated balance sheets at September 30, 2015 and June 30, 2015. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability.
The Company may incur certain pension-related costs associated with the Corporate Relocation Plan. Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
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
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2015 and 2014, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each participant's first 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance facility or a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.4 million in operating expenses in each of the three months ended September 30, 2015 and 2014.
Postretirement Benefits
The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified retirees (“Retiree Medical Plan”). The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three months ended September 30, 2015 and 2014. Net periodic postretirement benefit credit for the three months ended September 30, 2015 is based on employee census information as of July 1, 2014 and asset information as of June 30, 2015.

	Three Months Ended September 30,
	2015	2014
(In thousands)
Service cost	$347	$234
Interest cost	299	202
Expected return on plan assets	—	—
Amortization of net gain	(49)	(220)
Amortization of net prior service credit	(439)	(440)
Net periodic postretirement benefit cost (credit)	$158	$(224)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2016	2015
Retiree Medical Plan discount rate	4.69%	4.29%
Death Benefit discount rate	4.74%	4.48%

Note 10. Bank Loan
On March 2, 2015, the Company, as Borrower, together with its wholly owned subsidiaries, Coffee Bean International, Inc., an Oregon corporation ("CBI"), FBC Finance Company, a California corporation, and Coffee Bean Holding Company, Inc., a Delaware corporation, as additional Loan Parties and as Guarantors, entered into a Credit Agreement (the “Credit Agreement”) and a related Pledge and Security Agreement (the “Security Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and SunTrust Bank (“SunTrust”), as Syndication Agent (collectively, the "Lenders") (capitalized terms used below are defined in the Credit Agreement). The Credit Agreement replaced the Company’s September 12, 2011 Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. that expired on March 2, 2015.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

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
On September 30, 2015, the Company was eligible to borrow up to a total of $60.8 million under the Revolving Facility. As of September 30, 2015, the Company had outstanding borrowings of $0.2 million, utilized $11.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $49.2 million. At September 30, 2015, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.64%. As of September 30, 2015, the Company was in compliance with all of the restrictive covenants under the Credit Agreement.
Note 11. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2015	June 30, 2015
Texas facility lease obligation(1)	$2,768	$—
Derivative liabilities	641	25
Earnout payable—RLC Acquisition	200	200
Other long-term liabilities	$3,609	$225
___________
(1) Facility lease obligation associated with the construction of new facility (see Note 3).
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
Non-Qualified Stock Options with Time-Based Vesting (“NQOs”)
In the three months ended September 30, 2015, the Company granted 1,582 shares issuable upon the exercise of NQOs with an exercise price of $25.50 per share to an eligible employee under the Amended Equity Plan which vest ratably over a three-year period. No comparable grants were made in the three months ended September 30, 2014.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Following are the weighted average assumptions used in the Black-Scholes valuation model for NQOs granted during the three months ended September 30, 2015.

Three Months Ended September 30, 2015
Weighted average fair value of NQOs	$11.06
Risk-free interest rate	1.52%
Dividend yield	—%
Average expected term	5.1 years
Expected stock price volatility	47.9%
The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options. The average expected term is based on historical weighted time outstanding and the expected weighted time outstanding calculated by assuming the settlement of outstanding awards at the midpoint between the vesting date and the end of the contractual term of the award. Currently, management estimates an annual forfeiture rate of 4.8% based on actual forfeiture experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
 The following table summarizes NQO activity for the three months ended September 30, 2015:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	329,300	12.30	5.54	3.9	3,700
Granted	1,582	25.50	11.06	7.0	—
Exercised	(19,095)	16.51	6.21	—	172
Cancelled/Forfeited	(7,290)	13.49	5.94	—	—
Outstanding at September 30, 2015	304,497	12.08	5.52	3.7	4,620
Vested and exercisable, September 30, 2015	228,100	10.62	4.89	3.3	3,794
Vested and expected to vest, September 30, 2015	301,858	12.00	5.49	3.7	4,604
The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.25 at September 30, 2015 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of that date. The aggregate intrinsic value of stock option exercises in the three months ended September 30, 2015 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
No NQOs vested during the three months ended September 30, 2015. During the three months ended September 30, 2015 and 2014, the Company received $0.3 million and $0.6 million, respectively, in proceeds from exercises of vested NQOs.
As of September 30, 2015 and June 30, 2015, there was $0.3 million and $0.4 million, respectively, of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at September 30, 2015 is expected to be recognized over the weighted average period of 1.9 years. Total compensation expense for NQOs in the three months ended September 30, 2015 and 2014 was $34,000 and $0.1 million, respectively.
Non-Qualified Stock Options with Performance-Based and Time-Based Vesting (“PNQs”)
In the three months ended September 30, 2015, the Company granted no shares issuable upon the exercise of PNQs.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

 The following table summarizes PNQ activity for the three months ended September 30, 2015:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	224,067	22.44	10.31	6.0	237
Granted	—	—	—	—	—
Exercised	(1,301)	19.95	9.85	—	—
Cancelled/Forfeited	(14,421)	22.66	10.29	—	—
Outstanding at September 30, 2015	208,345	22.44	10.32	5.8	1,002
Vested and exercisable, September 30, 2015	33,658	21.32	10.51	4.7	200
Vested and expected to vest, September 30, 2015	192,371	22.40	10.32	5.7	933
 The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.25 at September 30, 2015 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of that date. PNQs outstanding that are expected to vest are net of estimated forfeitures.
No PNQs vested during the three months ended September 30, 2015 and 1,301 PNQs were exercised during the three months ended September 30, 2015.
As of September 30, 2015, the Company met the performance target for the first year of the fiscal 2014 and fiscal 2015 awards and expects that it will achieve the cumulative performance targets set forth in the PNQ agreements for the fiscal 2014 and fiscal 2015 awards.
As of September 30, 2015 and June 30, 2015, there was $1.2 million and $1.5 million, respectively, in unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at September 30, 2015 is expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for PNQs in each of the three months ended September 30, 2015 and 2014 was $0.1 million.
Restricted Stock
In the three months ended September 30, 2015, the Company granted 327 shares of restricted stock under the Amended Equity Plan with a grant date fair value of $25.50 per share to an eligible employee.
Shares of restricted stock generally vest at the end of three years for eligible employees and ratably over a period of three years for non-employee directors. During the three months ended September 30, 2015, no shares of restricted stock vested.
The following table summarizes restricted stock activity for the three months ended September 30, 2015:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	47,082	16.48	1.2	1,106
Granted	327	25.50	3.0	8
Cancelled/Forfeited	(2,468)	11.81	—	—
Outstanding at September 30, 2015	44,941	16.80	1.1	1,225
Expected to vest, September 30, 2015	43,282	16.63	1.0	1,179

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

The aggregate intrinsic value of shares outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.25 at September 30, 2015 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period. Restricted stock that is expected to vest is net of estimated forfeitures.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in the three months ended September 30, 2015 was $45,000 and $30,000, respectively. As of September 30, 2015 and June 30, 2015, there was approximately $0.4 million and $0.5 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to the restricted stock at September 30, 2015 are expected to be recognized over the weighted average period of 1.9 years.
Note 13. Income Taxes
The Company's effective tax rates for the three months ended September 30, 2015 and 2014 were 7.58% and 7.31%, respectively.
The Company's effective tax rates for the current and prior year periods were lower than the U.S. statutory rate of 35% primarily due to the favorable impact of utilizing the Company's net operating losses to offset taxable income. As these net operating losses are used, the corresponding valuation allowance is increased or decreased.
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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's net deferred tax assets. Accordingly, the Company is maintaining a valuation allowance against its net deferred tax assets. The Company increased its valuation allowance by $0.4 million in the three months ended September 30, 2015 to $85.3 million. The valuation allowance at June 30, 2015 was $84.9 million.
The Company will continue to monitor its cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that the Company will realize its net deferred tax assets.
As of September 30, 2015 and June 30, 2015, the Company had no unrecognized tax benefits. The Internal Revenue Service is currently auditing the Company's tax year ended June 30, 2013.
Note 14. Net (Loss) Income Per Common Share

	Three Months Ended September 30,
(In thousands, except share and per share data)	2015	2014
Net (loss) income attributable to common stockholders—basic	$(1,071)	$2,501
Net (loss) income attributable to nonvested restricted stockholders	(3)	14
Net (loss) income	$(1,074)	$2,515

Weighted average common shares outstanding—basic	16,269,368	16,003,802
Effect of dilutive securities:
Shares issuable under stock options	—	126,943
Weighted average common shares outstanding—diluted	16,269,368	16,130,745
Net (loss) income per common share—basic	$(0.07)	$0.16
Net (loss) income per common share—diluted	$(0.07)	$0.16

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 15. Commitments and Contingencies
Leases
The terms of the Company's capital leases vary from 12 months to 84 months with varying expiration dates through 2021. The Company is also obligated under operating leases for branch warehouses, distribution centers and its production facility in Portland, Oregon. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years that expires in 2018 and has a ten year renewal option, and operating leases for computer hardware with terms that do not exceed five years.
On July 17, 2015, the Company entered into the Lease Agreement with Lessor pursuant to which the Company will lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas (see Note 3).
Contractual obligations for the remainder of fiscal 2016 and future fiscal years are as follows:

	Contractual Obligations
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	Texas Facility Lease Obligation(1)	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments(2)
Nine months ending June 30,
2016	$2,516	$2,217	$—	$5,693	$807	$154	$45,503
Year Ending June 30,
2017	1,598	2,585	1,860	7,179	1,171	—	—
2018	898	2,234	3,757	7,345	1,306	—	—
2019	144	1,573	3,832	7,604	1,480	—	—
2020	51	563	3,909	7,787	1,555	—	—
Thereafter	4	31	50,973	43,653	8,950	—	—
		$9,203	$64,331	$79,261	$15,269	$154	$45,503
Total minimum lease payments	$5,211
Less: imputed interest (0.82% to 10.7%)	(248)
Present value of future minimum lease payments	$4,963
Less: current portion	2,904
Long-term capital lease obligations	$2,059
____________
(1) Includes estimated minimum lease payments commencing December 31, 2016 for the new facility under the Lease Agreement assuming the purchase option thereunder is not exercised. Calculation of the annual base rent under the Lease Agreement shown in the table uses the total estimated budget for the project. If the Company were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the estimated option purchase price in lieu of the lease payments would be $51.1 million payable in the year ending June 30, 2017.  This estimate is based upon the preliminary budget delivered at the time the Lease Agreement was executed and includes amounts in respect of construction costs, acquisition of the land upon which the Northlake, Texas facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of approximately $5.1 million, in the aggregate. The actual option purchase price would be based upon the amounts set forth in the final budget (see Note 3).
(2) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of September 30, 2015. Amounts shown in the table above: (a)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)______________________________________________________________________________________________

include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.
Self-Insurance
Due to the Company’s failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company posted a $7.0 million letter of credit at September 30, 2015 and June 30, 2015 as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans.
Non-cancelable Purchase Orders
As of September 30, 2015, the Company had committed to purchasing green coffee inventory totaling $36.9 million under fixed-price contracts, other inventory totaling $8.3 million and equipment totaling $0.4 million under non-cancelable purchase orders.
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
To date, the pleadings stage of the case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these “Phase 1” defenses have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three Phase 1 defenses.   Following two continuances, the Court heard on April 9, 2015 final arguments on the Phase 1 issues.  On July 25, 2015, the Court issued its Proposed Statement of Decision with respect to Phase 1 defenses against the defendants, which was confirmed, on September 2, 2015 in the Final Statement of Decision. The Court has stated that all defendants would be included in “Phase 2,” though this remains unresolved, including the extent of the involvement or participation in discovery. The joint defense group received permission to file an interlocutory appeal, filed the writ petition, and is awaiting the appeals court’s decision as to whether the interlocutory appeal will be heard. In the interim, the matter is stayed for everything other than issues related to case management, if and when Phase 2 commences, and some further work ordered by the Court as to how Phase 2 will be conducted. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission (the "SEC") on September 14, 2015 (the "2015 10-K").  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of implementation of the Corporate Relocation Plan, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future period.
Corporate Relocation Plan
On February 5, 2015, we announced a plan approved by our Board of Directors on February 3, 2015, pursuant to which we will close our Torrance, California facility and relocate these operations to a new facility housing our manufacturing, distribution, coffee lab and corporate headquarters (the "Corporate Relocation Plan"). Approximately 350 positions are impacted as a result of the Torrance facility closure. The new facility will be located in Northlake, Texas in the Dallas/Fort Worth area. Our decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
We expect to close our Torrance facility in phases, and we began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at our Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, we moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to our Houston and Portland production facilities and in conjunction relocated our Houston distribution operations to our Oklahoma City distribution center. Spice blending, grinding, packaging and product development continue to take place at our Torrance production facility. As of September 30, 2015, distribution continued to take place out of our Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. Effective September 15, 2015, we transferred a majority of our primary administrative offices from Torrance to Fort Worth, Texas, where we have leased 32,000 square feet of temporary office space. The transfer of our primary administrative offices to this temporary office space is expected to be completed by the end of the second quarter of fiscal 2016. Construction of and relocation to the new facility are expected to be completed by the end of the second quarter of fiscal 2017. Our Torrance facility may be sold as part of the Corporate Relocation Plan.
Expenses related to the Corporate Relocation Plan included in "Relocation and other transition expenses" in our consolidated statements of operations include employee retention and separation benefits, facility-related costs, and other related costs such as travel, legal, consulting and other professional services. In order to receive the retention and/or separation benefits, impacted employees are required to provide service through their retention dates which vary from May 2015 through March 2016 or separation dates which vary from May 2015 through June 2016. A liability for such retention and separation benefits was recorded at the communication date in "Accrued payroll expenses" on our consolidated balance sheets. Facility-related costs and other related costs are recognized in the period when the liability is incurred.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, we estimate that we will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility-related costs and $7 million in other related costs. Expenses related to the Corporate Relocation Plan in the three months ended September 30, 2015 consisted of $3.6 million in employee retention, relocation, and separation benefits, $0.7 million in facility-related costs including lease of temporary office space and costs associated with the move of the Company’s headquarters, and expenses associated with production transition and relocation of certain distribution centers, and $1.1 million in other related costs including travel, legal, consulting, dedicated project management and other professional services. Facility-related costs in the three months ended September 30, 2015 also included $0.3 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Since adoption of the Corporate Relocation Plan through September 30, 2015, we have recognized a total of $15.3 million of the estimated $25 million in aggregate cash costs consisting of an aggregate of $10.1 million in employee retention and separation benefits, $0.8 million in facility-related costs and $4.4 million in other related costs. The remainder is expected to be recognized in the balance of fiscal 2016 and the first quarter of fiscal 2017. We may incur certain other non-cash asset impairment costs, pension-related costs and postretirement benefit costs in connection with the Corporate Relocation Plan.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the three months ended September 30, 2015:

(In thousands)	Balances, June 30, 2015	Additions	Payments	Non-Cash Settled	Adjustments	Balances, September 30, 2015
Employee-related costs(1)	$6,156	$3,596	$7,405	$—	$—	$2,347
Facility-related costs(2)	—	730	387	343	—	$—
Other(3)	200	1,124	1,124	—	—	$200
Total	$6,356	$5,450	$8,916	$343	$—	$2,547
Current portion	6,356					2,547
Non-current portion	—					—
Total	$6,356					$2,547
_______________
(1) Included in "Accrued payroll expenses" on the Company's consolidated balance sheets.
(2) Non-cash settled facility-related costs represent depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
(3) Included in "Accounts payable" on the Company's consolidated balance sheets.
Facility Lease Obligation
On July 17, 2015, we entered into a lease agreement (the “Lease Agreement”) with WF-FB NLTX, LLC, a Delaware limited liability company (the “Lessor”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas. The new facility is expected to include approximately 85,000 square feet for corporate offices, more than 100,000 square feet for manufacturing, and more than 300,000 square feet for distribution, in addition to a coffee lab. The construction of the new facility is estimated to be completed by the end of the second quarter of fiscal 2017.
The new facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to our involvement in the construction of the facility, as the deemed general contractor, pursuant to ASC 840, we are required to capitalize during the construction period the cash and non-cash assets contributed by Lessor for the construction as property, plant and equipment on our consolidated balance sheets, with an offsetting liability for the same amount payable to Lessor. We recorded an asset related to the facility lease obligation included in property, plant and equipment of $2.8 million during the three months ended September 30, 2015. The facility lease obligation included in "Other long-term liabilities" on our consolidated balance sheet was $2.8 million as of September 30, 2015. There were no such amounts recorded at June 30, 2015. As of

September 30, 2015 and June 30, 2015, respectively, we had recorded $1.1 million and $0.3 million in “Other receivables” included in "Accounts and notes receivable, net" on our consolidated balance sheets representing costs we incurred associated with the new facility in Northlake, Texas that are expected to be reimbursed by Lessor under the Lease Agreement.
A portion of the lease arrangement is allocated to land for which we will record rent expense during the construction period. The expense associated with the land is determined using the fair value of the leased land at construction commencement and our incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of land rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation. Rent expense for the facility lease obligation included in our consolidated statements of operations in the three months ended September 30, 2015 and 2014 was $0.1 million and $0, respectively.
The Lease Agreement contains a purchase option exercisable at any time by us on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. If we were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the estimated option purchase price in lieu of the lease payments would be $51.1 million payable in the year ending June 30, 2017.  This estimate is based upon the preliminary budget delivered at the time the Lease Agreement was executed and includes amounts in respect of construction costs, acquisition of the land upon which the Northlake, Texas facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of approximately $5.1 million, in the aggregate. The actual option purchase price would be based upon the amounts set forth in the final budget. The obligation to pay rent will commence on December 31, 2016, if the option remains unexercised. The decision of whether to exercise the option or not will depend upon, among other things, whether we can sell the Torrance facility at an acceptable price.
The initial term of the lease is for 15 years from the rent commencement date with six options to renew, each with a renewal term of 5 years. The annual base rent under the Lease Agreement will be an amount equal to:
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
Pursuant to the DMA, we retained the services of Developer to manage, coordinate, represent, assist and advise us on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the facility. The term of the DMA is from July 17, 2015 until final completion of the project. Pursuant to the DMA, we will pay Developer:
•a development fee of 3.25% of all development costs;
•an oversight fee of 2% of any amounts paid to the Company-contracted parties for any oversight by Developer of Company-contracted work;
•an incentive fee, the amount of which will be determined by the parties, if final completion occurs prior to the scheduled completion date; and
•an amount equal to $2.6 million as additional fee in respect of development services.
Liquidity and Capital Resources
Credit Facility
On March 2, 2015, we, as Borrower, together with our wholly owned subsidiaries, Coffee Bean International, Inc., an Oregon corporation ("CBI"), FBC Finance Company, a California corporation, and Coffee Bean

Holding Company, Inc., a Delaware corporation, as additional Loan Parties and as Guarantors, entered into a Credit Agreement (the “Credit Agreement”) and a related Pledge and Security Agreement (the “Security Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and SunTrust Bank (“SunTrust”), as Syndication Agent (collectively, the "Lenders") (capitalized terms used below are defined in the Credit Agreement). The Credit Agreement replaced our September 12, 2011 Amended and Restated Loan and Security Agreement with Wells Fargo Bank, N.A. that expired on March 2, 2015.
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
On September 30, 2015, we were eligible to borrow up to a total of $60.8 million under the Revolving Facility. As of September 30, 2015, we had outstanding borrowings of $0.2 million, utilized $11.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $49.2 million. At September 30, 2015, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.64%. As of September 30, 2015, we were in compliance with all of the restrictive covenants under the Credit Agreement.
As of November 1, 2015, we had estimated outstanding borrowings of $0.1 million, utilized $11.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $43.2 million. At November 1, 2015, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.64%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. As of September 30, 2015, we had $22.8 million in cash and cash equivalents, $1.3 million in restricted cash in our margin accounts for coffee-related derivative instruments and $22.8 million in short-term investments. We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, and the expected proceeds from the sale of our Torrance facility, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including the expected capital expenditures associated with the Corporate Relocation Plan and other costs under the Lease Agreement and DMA for the new facility.

We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $11.4 million in the three months ended September 30, 2015 compared to net cash used in operating activities of $3.8 million in the three months ended September 30, 2014. Net cash provided by operating activities in the three months ended September 30, 2015 was due to a higher level of cash inflows from operating activities resulting primarily from lower cash outflows for payments of accounts payable and payroll expenses, partially offset by higher cash outflows from an increase in inventory and accounts receivable balances. Net cash used in operating activities in the three months ended September 30, 2014 was due to a higher level of cash outflows from operating activities primarily from payments of accounts payable balances and payroll expenses including accrued bonuses and from an increase in accounts receivable balances. In addition, timing differences between the receipt or payment of cash and recognition of the related net gains (losses) from derivative instruments contributed to the differences in cash from operations in the reported periods. In the three months ended September 30, 2015, non-cash net losses from derivative instruments contributed to the increase in cash flows from operations. In the three months ended September 30, 2014, non-cash net gains from derivative instruments contributed to the decrease in cash flows from operations.
Net cash used in investing activities was $3.2 million in the three months ended September 30, 2015 compared to $4.8 million in the three months ended September 30, 2014. Net cash used in investing activities in the three months ended September 30, 2015 included $3.8 million for purchases of property, plant and equipment offset by proceeds from sales of assets, primarily real estate, of $0.5 million, compared to $4.9 million for purchases of property, plant and equipment offset by proceeds from sales of assets, primarily equipment, of $0.1 million in the three months ended September 30, 2014.
Net cash used in financing activities was $0.6 million in the three months ended September 30, 2015 compared to net cash provided by financing activities of $1.4 million in the three months ended September 30, 2014. Net cash used in financing activities in the three months ended September 30, 2015 included net repayments on our credit facility of $28,000, compared to net borrowings of $1.8 million in the three months ended September 30, 2014. Proceeds from stock option exercises during the three months ended September 30, 2015 were $0.3 million compared to $0.6 million in the three months ended September 30, 2014. Net cash provided by financing activities in the three months ended September 30, 2015 included $8,000 in financing costs.
In the three months ended September 30, 2015, we capitalized $3.8 million in property, plant and equipment purchases unrelated to the Corporate Relocation Plan and construction of the new facility, which included $1.6 million in expenditures to replace normal wear and tear of coffee brewing equipment, $0.8 million in expenditures for vehicles, and machinery and equipment, $0.9 million in building and facility improvements and $0.5 million in IT-related expenditures. Our capital expenditures unrelated to the Corporate Relocation Plan and construction of the new facility for the remainder of fiscal 2016 are expected to include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and IT-related expenditures.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, we estimate that we will incur approximately $25 million in cash costs in connection with the exit of the Torrance facility consisting of $14 million in employee retention and separation benefits, $4 million in facility-related costs and $7 million in other related costs.
Since adoption of the Corporate Relocation Plan through September 30, 2015, we have recognized a total of $15.3 million of the estimated $25 million in aggregate cash costs consisting of an aggregate of $10.1 million in employee retention and separation benefits, $0.8 million in facility-related costs and $4.4 million in other related costs. The remainder is expected to be recognized in the balance of fiscal 2016 and the first quarter of fiscal 2017. We may incur certain other non-cash asset impairment costs, pension-related costs and postretirement benefit costs in connection with the Corporate Relocation Plan.
On July 17, 2015, we entered into the Lease Agreement for the new facility described above under “Facility Lease Obligation.” Subject to the finalization of the optimal capacity, utilization, automation and build-out of the facility, the construction costs for the new facility are currently expected to be approximately $35 million to $40 million plus an additional $20 million to $25 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures in connection with the Corporate Relocation Plan. The majority of the construction costs associated with the new facility are expected to be incurred in early fiscal 2017. If we consummate a sale of the Torrance facility, the net proceeds from such a sale would be expected to partially offset the expenditures associated with the new facility.

Our working capital is composed of the following:

(In thousands)	September 30, 2015	June 30, 2015
Current assets(1)	$151,075	$135,685
Current liabilities	76,962	64,874
Working capital	$74,113	$70,811
__________
(1) As of September 30, 2015 and June 30, 2015, respectively, we had recorded $1.1 million and $0.3 million in "Other receivables" included in "Accounts and notes receivable, net" on our consolidated balance sheets representing costs we incurred associated with the new facility that are expected to be reimbursed by Lessor under the Lease Agreement.
Contractual Obligations
The amounts disclosed in our 2015 10-K include our commitments and contractual obligations. Significant changes since June 30, 2015 were as follows:
As of September 30, 2015, we had committed to purchasing green coffee inventory totaling $36.9 million under fixed-price contracts, other inventory totaling $8.3 million and equipment totaling $0.4 million under non-cancelable purchase orders.
Under the Lease Agreement, we agreed to lease certain land and an approximately 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas. The new facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to our involvement in the construction of the facility, as the deemed general contractor, pursuant to ASC 840, we are required to capitalize during the construction period the cash and non-cash assets contributed by Lessor for the construction as property, plant and equipment on our consolidated balance sheets, with an offsetting liability for the same amount payable to Lessor. We recorded an asset related to the facility lease obligation included in property, plant and equipment of $2.8 million during the three months ended September 30, 2015. The facility lease obligation included in "Other long-term liabilities" on our consolidated balance sheet was $2.8 million as of September 30, 2015. There were no such amounts recorded at June 30, 2015. As of September 30, 2015 and June 30, 2015, respectively, we had recorded $1.1 million and $0.3 million in “Other receivables” included in "Accounts and notes receivable, net" on our consolidated balance sheets representing costs we incurred associated with the new facility that are expected to be reimbursed by Lessor under the Lease Agreement.
A portion of the lease arrangement is allocated to land for which we will record rent expense during the construction period. The expense associated with the land is determined using the fair value of the leased land at construction commencement and our incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of land rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation. Rent expense for the facility lease obligation included in our consolidated statements of operations in the three months ended September 30, 2015 and 2014 was $0.1 million and $0, respectively.
The Lease Agreement contains a purchase option exercisable at any time by us on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. . If we were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the estimated option purchase price in lieu of the lease payments would be $51.1 million payable in the year ending June 30, 2017.  This estimate is based upon the preliminary budget delivered at the time the Lease Agreement was executed and includes amounts in respect of construction costs, acquisition of the land upon which the Northlake, Texas facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of approximately $5.1 million, in the aggregate. The actual option purchase price would be based upon the amounts set forth in the final budget. The obligation to pay rent will commence on December 31, 2016, if the option remains unexercised. The decision of whether to exercise the option or not will depend upon, among other things, whether we can sell the Torrance facility at an acceptable price.
The initial term of the lease is for 15 years from the rent commencement date with six options to renew, each with a renewal term of 5 years. The annual base rent under the Lease Agreement will be an amount equal to:

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
Pursuant to the DMA, we retained the services of Developer to manage, coordinate, represent, assist and advise us on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the facility. The term of the DMA is from July 17, 2015 until final completion of the project. Pursuant to the DMA, we will pay Developer:
•a development fee of 3.25% of all development costs;
•an oversight fee of 2% of any amounts paid to the Company-contracted parties for any oversight by Developer of Company-contracted work;
•an incentive fee, the amount of which will be determined by the parties, if final completion occurs prior to the scheduled completion date; and
•an amount equal to $2.6 million as additional fee in respect of development services.
The following table contains information regarding total contractual obligations as of September 30, 2015, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Contractual obligations:
Capital lease obligations(1)	$5,211	$2,516	$2,496	$195	$4
Operating lease obligations	9,203	2,217	4,819	2,136	31
Texas facility lease obligation(2)	64,331	—	5,617	7,741	50,973
Pension plan obligations	79,261	5,693	14,524	15,391	43,653
Postretirement benefits other than pension plans	15,269	807	2,477	3,035	8,950
Revolving credit facility	154	154	—	—	—
Purchase commitments(3)	45,503	45,503	—	—	—
Total contractual obligations	$218,932	$56,890	$29,933	$28,498	$103,611
__________________

(1)	Includes imputed interest of $0.2 million.
(2) Includes estimated minimum lease payments commencing December 31, 2016 for the new facility under the Lease Agreement assuming the purchase option thereunder is not exercised. Calculation of the annual base rent under the Lease Agreement shown in the table uses the total estimated budget for the project. If the Company were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the estimated option purchase price in lieu of the lease payments would be $51.1 million payable in the year ending June 30, 2017.  This estimate is based upon the preliminary budget delivered at the time the Lease Agreement was executed and includes amounts in respect of construction costs, acquisition of the land upon which the Northlake, Texas facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of approximately $5.1 million, in the aggregate. The actual option purchase price would be based upon the amounts set forth in the final budget.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of September 30, 2015. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

Results of Operations
Net sales in the three months ended September 30, 2015 decreased $2.6 million, or 1.9%, to $133.4 million from $136.0 million in the three months ended September 30, 2014. The decrease in net sales in the three months ended September 30, 2015 included $1.1 million in price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer. The change in net sales in the three months ended September 30, 2015 as compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended September 30, 2015 vs. September 30, 2014
Effect of change in unit sales	$(0.8)
Effect of pricing and product mix changes	(1.8)
Total decrease in net sales	$(2.6)
Unit sales decreased 3% in the three months ended September 30, 2015 as compared to the same period in the prior fiscal year primarily due to decreases in unit sales of our coffee, tea and culinary products, offset, in part, by an increase in unit sales of spice and other beverage products. In the three months ended September 30, 2015, we processed and sold approximately 21.6 million pounds of green coffee as compared to approximately 22.8 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the three months ended September 30, 2015 or 2014 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended September 30,
	2015		2014
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$82,029	62%	$84,265	62%
Coffee (Frozen)	8,679	6%	9,094	7%
Tea (Iced & Hot)	6,231	5%	7,223	5%
Culinary	13,277	10%	13,676	10%
Spice	8,702	6%	8,102	6%
Other beverages(1)	13,657	10%	12,659	9%
Net sales by product category	132,575	99%	135,019	99%
Fuel surcharge	870	1%	965	1%
Net sales	$133,445	100%	$135,984	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of goods sold in the three months ended September 30, 2015 decreased $5.0 million, or 5.7%, to $82.9 million, or 62.1% of net sales, from $87.9 million, or 64.6% of net sales, in the three months ended September 30, 2014. The decrease in cost of goods sold in the three months ended September 30, 2015 was primarily due to increased supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, and other supply chain improvements.
We recorded no expected beneficial effect of LIFO inventory liquidation in cost of goods sold in the three months ended September 30, 2015 because we do not anticipate that our inventory levels at June 30, 2016 will decrease from the June 30, 2015 levels. In the three months ended September 30, 2014, we recorded $0.3 million in expected beneficial effect of LIFO inventory liquidation in cost of goods sold which increased net income for the three months ended September 30, 2014 by $0.3 million.
Gross profit in the three months ended September 30, 2015 increased $2.5 million, or 5.1%, to $50.6 million from $48.1 million in the three months ended September 30, 2014, primarily due to supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, partially offset by the decrease in net sales. Gross margin increased to 37.9% in the three months ended

September 30, 2015 from 35.4% in the three months ended September 30, 2014, primarily due to increased operating efficiencies realized through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, and other supply chain improvements. Gross profit in the three months ended September 30, 2014 also included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.3 million.
In the three months ended September 30, 2015, operating expenses increased $5.6 million to $51.1 million, or 38.3% of net sales, as compared to $45.5 million, or 33.5% of net sales, in the three months ended September 30, 2014. Operating expenses in the three months ended September 30, 2015 increased primarily due to $5.5 million in restructuring and other transition expenses incurred in association with the Corporate Relocation Plan. In addition, an increase in general and administrative expenses of $2.5 million was partially offset by a $2.0 million decrease in selling expenses, as compared to the three months ended September 30, 2014. The increase in the general and administrative expenses in the three months ended September 30, 2015 was primarily due to an increase in employee medical costs and accruals for incentive compensation, as compared to the same period in the prior fiscal year. The decrease in selling expenses in the three months ended September 30, 2015 was primarily due to lower fuel and freight expenses and lower depreciation expense as compared to the same period in the prior fiscal year. Operating expenses in the three months ended September 30, 2015 also reflected $0.2 million in net gains from sales of assets, primarily real estate, as compared to $61,000 in net losses from sales of assets, primarily equipment, in the three months ended September 30, 2014.
Loss from operations in the three months ended September 30, 2015 was $(0.6) million as compared to income from operations of $2.6 million in the three months ended September 30, 2014, primarily due to restructuring and other transition expenses of $5.5 million incurred in connection with the Corporate Relocation Plan.
Total other expense in the three months ended September 30, 2015 was $0.6 million as compared to total other income of $0.1 million in the three months ended September 30, 2014. Total other expense in the three months ended September 30, 2015 included net losses on coffee-related derivative instruments of $(0.7) million, whereas, total other income in the three months ended September 30, 2014 included $49,000 in net gains on coffee-related derivative instruments.
Net losses on coffee-related derivative instruments recorded in "Other, net" in the three months ended September 30, 2015 included $(0.4) million in net losses on coffee-related derivative instruments not designated as accounting hedges and $(0.3) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net gains on coffee-related derivative instruments recorded in "Other, net" in the three months ended September 30, 2014 included $0.1 million in net gains on coffee-related derivative instruments not designated as accounting hedges, and $(51,000) in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the three months ended September 30, 2015, we recorded income tax benefit of $(0.1) million compared to income tax expense of $0.2 million in the three months ended September 30, 2014.
As of June 30, 2015, our valuation allowance was $84.9 million. In the three months ended September 30, 2015, we increased our valuation allowance by $0.4 million to $85.3 million. We will continue to monitor our cumulative three-year loss position together with all other available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets.
As a result of the foregoing factors, net loss in the three months ended September 30, 2015 was $(1.1) million, or $(0.07) per common share, compared to net income of $2.5 million, or $0.16 per diluted common share, in the three months ended September 30, 2014.
Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with GAAP, we use the following non-GAAP financial measures in assessing our operating performance:
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
Set forth below is a reconciliation of reported net (loss) income to Non-GAAP net income and reported net (loss) income per common share—diluted to Non-GAAP net income per diluted common share (unaudited):

	Three Months Ended September 30,
($ in thousands, except per share data)	2015	2014
Net (loss) income, as reported(1)	$(1,074)	$2,515
Restructuring and other transition expenses, net of tax of zero	5,450	—
Net (gains) losses from sales of assets, net of tax of zero	(214)	61
Non-GAAP net income	$4,162	$2,576
Net (loss) income per common share—diluted, as reported	$(0.07)	$0.16
Impact of restructuring and other transition expenses, net of tax of zero	$0.33	$—
Impact of (gains)losses from sales of assets, net of tax of zero	$(0.01)	$—
Non-GAAP net income per diluted common share(2)	$0.25	$0.16
____________
(1) Includes $0.3 million in beneficial effect of liquidation of LIFO inventory quantities in the three months ended September 30, 2014.
(2) Weighted average common shares outstanding used in the computation of Non-GAAP net income per diluted common share in the three months ended September 30, 2015 includes the dilutive effect of 127,205 shares issuable under stock options.
Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
($ in thousands)	2015	2014
Net (loss) income, as reported(1)	$(1,074)	$2,515
Income tax (benefit) expense	(88)	198
Interest expense	121	207
Depreciation and amortization expense(2)	5,295	6,256
ESOP and share-based compensation expense	1,229	1,258
Restructuring and other transition expenses(3)	5,450	—
Net (gains) losses from sales of assets	(214)	61
Adjusted EBITDA	$10,719	$10,495
Adjusted EBITDA Margin	8.0%	7.7%
____________
(1) Includes $0.3 million in beneficial effect of liquidation of LIFO inventory quantities in the three months ended September 30, 2014.
(2) Excludes in the three months ended September 30, 2015 $0.3 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
(3) Includes in the three months ended September 30, 2015 $0.3 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at September 30, 2015. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At September 30, 2015, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at September 30, 2015	Change in Market Value
Interest Rate Changes
–150 basis points	$23,663	$826
–100 basis points	$23,457	$620
Unchanged	$22,837	$—
+100 basis points	$22,062	$(775)
+150 basis points	$21,677	$(1,160)
The Credit Agreement for our Revolving Facility provides for interest rates based on Average Historical Excess Availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.

As of September 30, 2015, we had outstanding borrowings of $0.2 million, utilized $11.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $49.2 million. At September 30, 2015, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.64%.
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
We purchase exchange traded coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments also may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 24 months or longer in the future. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods.
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported as AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three months ended September 30, 2015 and 2014, we reclassified $(5.0) million in net losses and $4.7 million in net gains, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. In the three months ended September 30, 2015 and 2014, we recognized in "Other, net" $(0.4) million and $(51,000), respectively, in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended September 30, 2015 and 2014, we recorded in "Other, net" net losses of $(0.4) million and net gains of $0.1 million, respectively, on coffee-related derivative instruments not designated as accounting hedges.
The following table summarizes the potential impact as of September 30, 2015 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

(In thousands)	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

Coffee-related derivative instruments(1)	$71	$(71)	$4,648	$(4,648)
__________

(1)
The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2015. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To date, the pleadings stage of the case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these “Phase 1” defenses have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three Phase 1 defenses.   Following two continuances, the Court heard on April 9, 2015 final arguments on the Phase 1 issues.  On July 25, 2015, the Court issued its Proposed Statement of Decision with respect to Phase 1 defenses against the defendants, which was confirmed, on September 2, 2015 in the Final Statement of Decision. The Court has stated that all defendants would be included in “Phase 2,” though this remains unresolved, including the extent of the involvement or participation in discovery. The joint defense group received permission to file an interlocutory appeal, filed the writ petition, and is awaiting the appeals court’s decision as to whether the interlocutory appeal will be heard. In the interim, the matter is stayed for everything other than issues related to case management, if and when Phase 2 commences, and some further work ordered by the Court as to how Phase 2 will be conducted. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ MICHAEL H. KEOWN
Michael H. Keown
President and Chief Executive Officer
(chief executive officer)
November 9, 2015

By:	/s/ ISAAC N. JOHNSTON, JR.
Isaac N. Johnston, Jr.
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
November 9, 2015

EXHIBIT INDEX

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on September 16, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2011 and incorporated herein by reference).

3.3	Certificate of Elimination (filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

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

10.3
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).*

10.4
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).*

10.5
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).*

10.6
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February10, 2014 and incorporated herein by reference).*

10.7
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).*

10.8
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).*

10.9
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 7, 2012 and incorporated herein by reference).*

10.10
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed herewith).*

10.11
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed herewith).*

10.12
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

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

10.15
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012 and incorporated herein by reference).*

10.16
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.17
Amendment No. 1 to Employment Agreement, dated as of January 1, 2014, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2014 and incorporated herein by reference).*

10.18
Employment Agreement, dated as of December 2, 2014, by and between Farmer Bros. Co. and Barry C. Fischetto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).*

10.19
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).*

10.20
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on September 14, 2015 and incorporated herein by reference).*

10.21
Employment Agreement, dated as of September 25, 2015, by and between Farmer Bros. Co. and Isaac N. Johnston Jr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).*

10.22
Separation Agreement, dated as of December 12, 2013, by and between Farmer Bros. Co. and Hortensia R. Gomez (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.23
Separation Agreement, dated as of July 16, 2014, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2014 and incorporated herein by reference).*

10.24
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).*

10.25
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).*

10.26
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015 and incorporated herein by reference).*

10.27
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.28
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.29
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).*

10.30
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).*

10.31
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference).*

10.32
Form of Award Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.33
Form of Target Award Notification Letter (Fiscal 2015) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).*

10.34
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).*

10.35
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).*

10.36
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*	Management contract or compensatory plan or arrangement.