Form 10-Q
period 2015-12-31
FARMER BROTHERS CO
filed 2016-02-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
YES ☐ NO  ☒
As of February 8, 2016 the registrant had 16,758,792 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,046	$15,160
Restricted cash	—	1,002
Short-term investments	24,313	23,665
Accounts and notes receivable, net	45,589	40,161
Inventories	53,036	50,522
Income tax receivable	610	535
Prepaid expenses	4,447	4,640
Total current assets	141,041	135,685
Property, plant and equipment, net	98,739	90,201
Goodwill and intangible assets, net	6,591	6,691
Other assets	7,299	7,615
Deferred income taxes	751	751
Total assets	$254,421	$240,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,199	$27,023
Accrued payroll expenses	22,356	23,005
Short-term borrowings under revolving credit facility	185	78
Short-term obligations under capital leases	2,522	3,249
Short-term derivative liabilities	79	3,977
Deferred income taxes	1,390	1,390
Other current liabilities	5,934	6,152
Total current liabilities	58,665	64,874
Accrued pension liabilities	47,380	47,871
Accrued postretirement benefits	23,273	23,471
Accrued workers’ compensation liabilities	11,383	10,964
Other long-term liabilities—capital leases	1,583	2,599
Other long-term liabilities	8,384	225
Deferred income taxes	1,000	928
Total liabilities	$151,668	$150,932
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,738,237 and 16,658,148 issued and outstanding at December 31, 2015 and June 30, 2015, respectively	16,738	16,658
Additional paid-in capital	37,021	38,143
Retained earnings	111,351	106,864
Unearned ESOP shares	(6,434)	(11,234)
Accumulated other comprehensive loss	(55,923)	(60,420)
Total stockholders’ equity	$102,753	$90,011
Total liabilities and stockholders’ equity	$254,421	$240,943
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	$142,307	$144,809	$275,752	$280,793
Cost of goods sold	89,399	91,667	172,265	179,530
Gross profit	52,908	53,142	103,487	101,263
Selling expenses	37,853	39,599	74,294	78,049
General and administrative expenses	9,509	9,860	18,974	16,869
Restructuring and other transition expenses	5,236	—	10,686	—
Net gain from sale of spice assets	(5,106)	—	(5,106)	—
Net losses (gains) from sales of assets	55	178	(159)	239
Operating expenses	47,547	49,637	98,689	95,157
Income from operations	5,361	3,505	4,798	6,106
Other income (expense):
Dividend income	259	291	552	585
Interest income	116	90	220	179
Interest expense	(109)	(208)	(230)	(415)
Other, net	297	(530)	(578)	(594)
Total other income (expense)	563	(357)	(36)	(245)
Income before taxes	5,924	3,148	4,762	5,861
Income tax expense	363	252	275	450
Net income	$5,561	$2,896	$4,487	$5,411
Net income per common share—basic	$0.34	$0.18	$0.28	$0.34
Net income per common share—diluted	$0.34	$0.18	$0.27	$0.33
Weighted average common shares outstanding—basic	16,313,312	16,030,167	16,291,324	16,016,984
Weighted average common shares outstanding—diluted	16,452,499	16,184,138	16,426,837	16,158,725
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net income	$5,561	$2,896	$4,487	$5,411
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	310	(5,915)	(4,330)	(2,583)
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	3,859	(5,132)	8,827	(9,842)
Total comprehensive income (loss), net of tax	$9,730	$(8,151)	$8,984	$(7,014)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,487	$5,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,487	12,419
Provision for doubtful accounts	217	270
Restructuring and other transition expenses, net of payments	3,617	—
Deferred income taxes	72	90
Net (gains) losses from sales of assets	(5,265)	239
ESOP and share-based compensation expense	2,651	2,880
Net losses (gains) on derivative instruments and investments	9,426	(9,002)
Change in operating assets and liabilities:
Restricted cash	1,002	(720)
Purchases of trading securities held for investment	(4,050)	(2,850)
Proceeds from sales of trading securities held for investment	3,497	1,810
Accounts and notes receivable	(5,646)	(4,222)
Inventories	(2,763)	346
Income tax receivable	(75)	—
Derivative assets, net	(8,822)	6,297
Prepaid expenses and other assets	518	(611)
Accounts payable	(1,048)	(6,659)
Accrued payroll expenses and other current liabilities	(4,076)	(2,619)
Accrued postretirement benefits	(197)	(493)
Other long-term liabilities	(72)	(165)
Net cash provided by operating activities	$3,960	$2,421
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,383)	(9,399)
Purchases of construction-in-progress assets under Texas facility lease	(5,738)	—
Proceeds from sales of property, plant and equipment	5,826	142
Net cash used in investing activities	$(11,295)	$(9,257)
Cash flows from financing activities:
Proceeds from revolving credit facility	193	34,938
Repayments on revolving credit facility	(87)	(33,929)
Proceeds from Texas facility lease financing	5,738	—
Payment of financing costs	(8)	—
Payments of capital lease obligations	(1,723)	(1,948)
Proceeds from stock option exercises	1,267	644
Tax withholding payment related to net share settlement of equity awards	(159)	(116)
Net cash provided by (used in) financing activities	$5,221	$(411)
Net decrease in cash and cash equivalents	$(2,114)	$(7,247)
Cash and cash equivalents at beginning of period	$15,160	$11,993
Cash and cash equivalents at end of period	$13,046	$4,746
(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued from previous page)
(In thousands)

	Six Months Ended December 31,
	2015	2014
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$9	$42
Net change in derivative assets and liabilities included in other comprehensive income (loss)	$4,497	$(12,425)
Construction-in-progress assets under Texas facility lease	$2,321	$—
Texas facility lease obligation	$2,321	$—
Non-cash additions to equipment	$644	$17
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Summary of Significant Accounting Policies
Organization
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a manufacturer, wholesaler and distributor of coffee and distributor of tea and culinary products. The Company's customers include restaurants, hotels, casinos, offices, quick service restaurants (“QSRs”), convenience stores, healthcare facilities and other foodservice providers, as well as private brand retailers in the QSR, grocery, drugstore, restaurant, convenience store and independent coffeehouse channels. The Company was founded in 1912, was incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Events occurring subsequent to December 31, 2015 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended December 31, 2015.
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
Expenses related to the Corporate Relocation Plan included in “Relocation and other transition expenses” in the Company's unaudited consolidated statements of operations include employee retention and separation benefits, facility-related costs, and other related costs such as travel, legal, consulting and other professional services. In order to receive the retention and/or separation benefits, impacted employees are required to provide service through their retention dates which vary from May 2015 through December 2016 or separation dates which vary from May 2015 through December 2016. A liability for such retention and separation benefits was recorded at the communication date in “Accrued payroll expenses” on the Company's unaudited consolidated balance sheets. Facility-related costs and other related costs are recognized in the period when the liability is incurred (see Note 2).
Facility Lease Obligation
On July 17, 2015, the Company entered into a lease agreement (the “Lease Agreement”) with WF-FB NLTX, LLC, a Delaware limited liability company (the “Lessor”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

land located in Northlake, Texas, which will include corporate offices, areas dedicated to manufacturing and distribution, as well as a lab. Principal design work for the facility is expected to be finalized by the end of February 2016. The construction of the new facility is estimated to be completed by the end of the second quarter of fiscal 2017 (see Note 3).
The new facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to the Company’s involvement in the construction of the facility, as the deemed general contractor, pursuant to Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”), the Company is required to capitalize during the construction period the cash and non-cash assets, with the exception of the land which is not capitalized, contributed by Lessor for the construction as property, plant and equipment on the Company’s consolidated balance sheets, with an offsetting liability for the same amount payable to Lessor.
A portion of the lease arrangement is allocated to land for which the Company will record rent expense during the construction period. The expense associated with the land is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of land rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation.
Sale of Spice Assets
On December 8, 2015, the Company completed the sale of certain assets associated with the Company’s manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc., a California corporation (“Harris Spice”) (see Note 4). The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales following the closing. The Company recognized a net gain of $5.1 million from the sale of the Spice Assets in its unaudited consolidated statements of operations for the three and six months ended December 31, 2015. Gain from the earnout, if any, would be recognized when earned and when realization is assured beyond a reasonable doubt.
The Company has followed the guidance in ASC 205-20, "Presentation of Financial Statements—Discontinued Operations," as updated by Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" and has not presented the sale of the Spice Assets as discontinued operations. The sale of the Spice Assets does not represent a strategic shift for the Company and is not expected to have a major effect on the Company's results of operations because the Company will continue to sell spice products to its direct store delivery customers ("DSD Customers").
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of derivative contracts and options. The Company reports the fair value of derivative instruments on its consolidated balance sheets in “Short-term derivative assets,” “Other assets,” “Short-term derivative liabilities,” or “Other long-term liabilities.” The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheets in “Restricted cash” if restricted from withdrawal due to a net loss position in such margin accounts.
The accounting for the changes in fair value of the Company's derivative instruments can be summarized as follows:

Derivative Treatment	Accounting Method
Normal purchases and normal sales exception	Accrual accounting
Designated in a qualifying hedging relationship	Hedge accounting
All other derivative instruments	Mark-to-market accounting
The Company enters into green coffee purchase commitments at a fixed price or at a price to be fixed (“PTF”). PTF contracts are purchase commitments whereby the quality, quantity, delivery period, price differential to the coffee “C” market price and other negotiated terms are agreed upon, but the date, and therefore the price at which the base “C” market price will

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

be fixed has not yet been established. The coffee “C” market price is fixed at some point after the purchase contract date and before the futures market closes for the delivery month and may be fixed either at the direction of the Company to the vendor, or by the application of a derivative that was separately purchased as a hedge. For both fixed-price and PTF contracts, the Company expects to take delivery of and to utilize the coffee in a reasonable period of time and in the conduct of normal business. Accordingly, these purchase commitments qualify as normal purchases and are not recorded at fair value on the Company's consolidated balance sheets.
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
The fair value of derivative instruments is based upon broker quotes. At December 31, 2015 and June 30, 2015, approximately 97% and 94%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 5).
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited consolidated financial statements in the three months ended December 31, 2015 and 2014 were $6.9 million and $6.4 million, respectively. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in each of the three months ended December 31, 2015 and 2014 was $2.6 million.
Coffee brewing equipment costs included in cost of goods sold in the six months ended December 31, 2015 and 2014 were $13.4 million and $12.9 million, respectively. Depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the six months ended December 31, 2015 and 2014 was $5.1 million and $5.2 million, respectively.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amount of $3.9 million and $5.8 million in the six months ended December 31, 2015 and 2014, respectively.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Revenue Recognition
The Company recognizes sales revenue when all of the following have occurred: (1) delivery; (2) persuasive evidence of an agreement exists; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. When product sales are made “off-truck” to the Company’s customers at their places of business or products are shipped by third-party delivery "FOB Destination," title passes and revenue is recognized upon delivery. When customers pick up products at the Company's distribution centers, title passes and revenue is recognized upon product pick up.
Net Income Per Common Share
Net income per share (“EPS”) represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (“ESOP”) (see Note 15). Diluted EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income attributable to nonvested restricted stockholders is excluded from net income attributable to common stockholders for purposes of calculating basic and diluted EPS.
Computation of EPS for the three months ended December 31, 2015 and 2014 includes the dilutive effect of 139,187 shares and 153,971 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the applicable period, but excludes 13,887 shares and 988 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive.
Computation of EPS for the six months ended December 31, 2015 and 2014 includes the dilutive effect of 135,513 and 141,741 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the applicable period, but excludes 21,723 and 69,073 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive.
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
Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting unit to the carrying value of the net assets of the reporting unit, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. As of December 31, 2015, the Company determined that there were no events or circumstances that indicated impairment and, therefore, no goodwill impairment charges were recorded in the six months ended December 31, 2015. The Company had no goodwill recorded at December 31, 2014.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the six months ended December 31, 2015 and 2014.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the six months ended December 31, 2015 and 2014. The Company may incur certain other non-cash asset impairment costs in connection with the Corporate Relocation Plan.
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
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims as of December 31, 2015 and June 30, 2015, respectively, was $13.3 million and $13.4 million, and the estimated recovery from reinsurance was $2.2 million and $2.5 million, respectively. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively. The estimated insurance receivable is included in "Other assets" on the Company's consolidated balance sheets.
Due to its failure to meet the minimum credit rating criteria for participation in the alternative security program for California self-insurers for workers’ compensation liability, the Company posted a $7.0 million letter of credit at December 31, 2015 and June 30, 2015 as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans.
The estimated liability related to the Company's self-insured group medical insurance at December 31, 2015 and June 30, 2015 was $1.0 million, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company retains the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims at December 31, 2015 and June 30, 2015 was $1.0 million and $0.8 million, respectively.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Recently Adopted Accounting Standards
In August 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 incorporates into the ASC an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standard, as issued, did not address revolving lines of credit, which may not have outstanding balances. An entity that repeatedly draws on a revolving credit facility and then repays the balance could present the cost as a

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

deferred asset and reclassify all or a portion of it as a direct deduction from the liability whenever a balance is outstanding. However, the SEC staff’s announcement provides a less-cumbersome alternative. Either way, the cost should be amortized over the term of the arrangement. This guidance was effective upon announcement by the SEC on June 18, 2015. The Company adopted this guidance on the effective date. Adoption of ASU 2015-15 did not have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17") which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. ASU 2015-17 is effective for the Company beginning July 1, 2017. Adoption of ASU 2015-17 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. ASU 2015-16 is effective for the Company beginning July 1, 2016. Adoption of ASU 2015-16 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient” ("ASU 2015-12”). ASU 2015-12 eliminates requirements that employee benefit plans measure the fair value of fully benefit-responsive investment contracts ("FBRICs") and provide the related fair value disclosures. As a result, FBRICs are measured, presented and disclosed only at contract value. Also, plans will be required to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes, and self-directed brokerage accounts are one general type. Plans no longer have to disclose the net appreciation/depreciation in fair value of investments by general type or individual investments equal to or greater than 5% of net assets available for benefits. In addition, a plan with a fiscal year end that does not coincide with the end of a calendar month is allowed to measure its investments and investment-related accounts using the month end closest to its fiscal year end. The new guidance for FBRICs and plan investment disclosures should be applied retrospectively. The measurement date practical expedient should be applied prospectively. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. ASU 2015-12 is effective for the Company beginning July 1, 2016. Adoption of ASU 2015-12 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out or LIFO and the retail inventory method or RIM. Under current guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the guidance must be applied prospectively after the date of adoption. ASU 2015-11 is effective for the Company beginning July 1, 2017. Adoption of ASU 2015-11 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize investments for which the fair values are measured using the net asset value per share (“NAV”) practical expedient within the fair value hierarchy. It also limits certain disclosures to investments for which the entity has

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

elected to measure the fair value using the practical expedient. ASU 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. ASU 2015-07 is effective for the Company beginning July 1, 2016. The Company is in the process of assessing the impact of the adoption of ASU 2015-07 on its consolidated financial statements.
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new revenue standard being effective January 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 on its results of operations, financial position and cash flows.
Note 2. Corporate Relocation Plan
On February 5, 2015, the Company announced the Corporate Relocation Plan pursuant to which the Company will close its Torrance facility and relocate these operations to a new facility housing the Company's manufacturing, distribution, coffee lab and corporate headquarters. Approximately 350 positions were impacted as a result of the Torrance facility closure. The new facility will be located in Northlake, Texas in the Dallas/Fort Worth area. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
The Company expects to close its Torrance facility in phases, and began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at the Company’s Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, the Company moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to its Houston and Portland production facilities and in conjunction relocated its Houston distribution operations to its Oklahoma City distribution center. As of December 31, 2015, distribution continued to take place out of the Company’s Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. Effective September 15, 2015, the Company transferred a majority of its primary administrative offices from Torrance to Fort Worth, Texas, where the Company has leased 32,000 square feet of temporary office space. The transfer of the Company’s primary administrative offices to this temporary office space was substantially completed in the second quarter of fiscal 2016. On December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice (see Note 4). Pursuant to a transitional co-packaging supply agreement, the Company will provide Harris Spice with certain transition services for a limited time period following closing of the sale. As a result, spice blending, grinding and packaging will continue to take place at the Company’s Torrance production facility until the conclusion of the transition services, which is expected to occur during the fourth quarter of fiscal 2016. In December 2015, the Company announced its plans to replace its long-haul fleet operations with third party logistics ("3PL") and a vendor managed inventory initiative. The first phase of the 3PL program began in January 2016 and is expected to be fully implemented by the end of the fourth quarter of fiscal 2016. Subsequent to the quarter ended December 31, 2015, specifically in January 2016, the Company listed its Torrance facility for sale. Construction of and relocation to the new facility are expected to be completed by the end of the second quarter of fiscal 2017.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, the Company estimates that it will incur approximately $27 million in cash costs consisting of $16 million in employee retention and separation benefits, $5 million in facility-related costs and $6 million in other related costs. The estimated employee-related costs include an additional $1.5 million in employee retention and separation benefits relating to the replacement of the Company’s long-haul fleet operations with 3PL and the extension of retention and separation benefits to certain employees impacted by the Corporate Relocation Plan.
Expenses related to the Corporate Relocation Plan in the three months ended December 31, 2015 consisted of $3.0 million in employee retention and separation benefits, $0.9 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters, and expenses associated with production transition and relocation of certain distribution centers, and $1.3 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the three months ended December 31, 2015 also included $0.3 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Expenses related to the Corporate Relocation Plan in the six months ended December 31, 2015 consisted of $6.6 million in employee retention and separation benefits, $2.0 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters, and expenses associated with production transition and relocation of certain distribution centers, and $2.1 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the six months ended December 31, 2015 also included $0.6 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Since adoption of the Corporate Relocation Plan through December 31, 2015, the Company has recognized a total of $20.3 million of the estimated $27 million in aggregate cash costs consisting of an aggregate of $13.1 million in employee retention and separation benefits, $2.0 million in facility-related costs and $5.2 million in other related costs. The remainder is expected to be recognized in the balance of fiscal 2016 and the first half of fiscal 2017. The Company may incur certain other non-cash asset impairment costs, postretirement benefit costs and pension-related costs.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the six months ended December 31, 2015:

(In thousands)	Balances, June 30, 2015	Additions	Payments	Non-Cash Settled	Adjustments	Balances, December 31, 2015
Employee-related costs(1)	$6,156	$6,614	$3,620	$—	$—	$9,150
Facility-related costs(2)	—	1,945	1,335	610	—	—
Other(3)	200	2,127	2,327	—	—	—
Total	$6,356	$10,686	$7,282	$610	$—	$9,150
Current portion	6,356					9,150
Non-current portion	—					—
Total	$6,356					$9,150
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 3. Facility Lease Obligation
On July 17, 2015, the Company entered into the Lease Agreement pursuant to which the Company will lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas, which will include corporate offices, areas dedicated to manufacturing and distribution, as well as a lab. Principal design work for the facility is expected to be finalized by the end of February 2016. The construction of the new facility is estimated to be completed by the end of the second quarter of fiscal 2017.
The new facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to the Company's involvement in the construction of the facility, as the deemed general contractor, pursuant to ASC 840, the Company is required to capitalize during the construction period the cash and non-cash assets, with the exception of the land which is not capitalized, contributed by Lessor for the construction as property, plant and equipment on the Company’s consolidated balance sheets, with an offsetting liability for the same amount payable to Lessor.
The Company recorded an asset related to the facility lease obligation included in property, plant and equipment of $8.1 million as of December 31, 2015. The facility lease obligation included in "Other long-term liabilities" on the Company’s consolidated balance sheet was $8.1 million as of December 31, 2015 (see Note 12). There were no such amounts recorded at June 30, 2015. As of December 31, 2015 and June 30, 2015, respectively, the Company had recorded $0 and $0.3 million in “Other receivables” representing costs incurred by the Company associated with the new facility (see Note 8).
A portion of the lease arrangement is allocated to land for which the Company will record rent expense during the construction period. The expense associated with the land is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of land rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation. Rent expense for the facility lease obligation included in the Company’s consolidated statements of operations in the three and six months ended December 31, 2015 was $74,000 and $0.1 million, respectively. There was no comparable rent expense in the three and six months ended December 31, 2014.
The Lease Agreement contains a purchase option exercisable at any time by the Company on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. Based upon the preliminary budget delivered at the time the Lease Agreement was executed, the Company had estimated that if it were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the estimated option purchase price in lieu of the lease payments would be $51.1 million payable in the year ending June 30, 2017. This estimate was based upon the preliminary budget and included amounts in respect of construction costs, acquisition of the land upon which the Northlake, Texas facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of approximately $5.1 million, in the aggregate. The actual option purchase price would be based upon the amounts set forth in the final budget. The Company is currently evaluating the optimal size, capacity, utilization, automation and build-out of the Texas facility, among other things, and expects to deliver the final budget to Lessor by the end of February 2016, which may exceed the estimated preliminary budget and result in an increase in the rent payments or the option exercise price under the Lease Agreement. The obligation to pay rent will commence on December 31, 2016, if the option remains unexercised. The decision of whether to exercise the option or not will depend upon, among other things, whether the Company can sell the Torrance facility at an acceptable price.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Based on the preliminary budget, the Company had estimated that the annual base rent would be approximately $3.7 million which amount may be higher when the final budget is determined. The annual base rent will increase by 2% during each year of the lease term.
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
Note 4. Sale of Spice Assets
On December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice. Harris Spice acquired substantially all of the Company’s personal property used exclusively in connection with the Spice Assets, including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD Customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales following the closing. The Company recognized a net gain of $5.1 million from the sale of the Spice Assets in its unaudited consolidated statements of operations for the three and six months ended December 31, 2015. Gain from the earnout, if any, would be recognized when earned and when realization is assured beyond a reasonable doubt.
In connection with the sale of the Spice Assets, the Company and Harris Spice entered into certain other agreements, including (1) a transitional co-packaging supply agreement pursuant to which the Company, as the contractor, will provide Harris Spice with certain transition services for a six-month transitional period following the closing of the asset sale, and (2) an exclusive supply agreement pursuant to which Harris Spice will supply to the Company, after the closing of the asset sale, spice and culinary products that were previously manufactured by the Company on negotiated pricing terms. While title to the Spice Assets transferred at closing, certain of the assets purchased by Harris Spice are expected to be transferred to Harris Spice's own manufacturing facilities, in phases, during the transitional period. After the closing of the asset sale, the Company will continue to sell certain spice and other culinary products purchased from Harris Spice under that supply agreement to the Company’s DSD Customers.
Note 5. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its PTF green coffee purchase contracts, which are described further in Note 1. The Company utilizes derivative contracts and options to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2015 and June 30, 2015:

(In thousands)	December 31, 2015	June 30, 2015
Derivative instruments designated as cash flow hedges:
Long coffee pounds	39,675	32,288
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,419	1,954
Total	41,094	34,242
Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2015 will expire within 24 months.
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	December 31,	June 30,	December 31,	June 30,
(In thousands)	2015	2015	2015	2015
Financial Statement Location:
Short-term derivative assets(1):
Coffee-related derivative instruments	$581	$128	$24	$25
Long-term derivative assets(1):
Coffee-related derivative instruments	$286	$136	$11	$2
Short-term derivative liabilities(1):
Coffee-related derivative instruments	$560	$4,128	$125	$2
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$421	$163	$—	$—
____________
(1) Included in "Short-term derivative liabilities" on the Company's consolidated balance sheets.
(2) Included in "Other long-term liabilities" on the Company's consolidated balance sheets.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "AOCI," "Cost of goods sold" and "Other, net":

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2015	2014	2015	2014
Net gains (losses) recognized in accumulated other comprehensive (loss) income (effective portion)	$310	$(5,915)	$(4,330)	$(2,583)	AOCI
Net (losses) gains recognized in earnings (effective portion)	$(3,859)	$5,132	$(8,827)	$9,842	Cost of goods sold
Net losses recognized in earnings (ineffective portion)	$(128)	$(119)	$(484)	$(170)	Other, net
For the three and six months ended December 31, 2015 and 2014, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in "Other, net" are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2015	2014	2015	2014
Net gains (losses) on coffee-related derivative instruments	$32	$(904)	$(695)	$(855)
Net gains on investments	265	205	118	15
Net gains (losses) on derivative instruments and investments(1)	297	(699)	(577)	(840)
Other gains (losses), net	—	169	(1)	246
Other, net	$297	$(530)	$(578)	$(594)
_______________

(1)	Excludes net (losses) gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2015 and 2014.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2015	Derivative assets	$902	$(717)	$—	$185
	Derivative liabilities	$1,106	$(717)	$—	$389
June 30, 2015	Derivative assets	$291	$(291)	$—	$—
	Derivative liabilities	$4,292	$(291)	$1,001	$3,000
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At December 31, 2015 and June 30, 2015, the Company had $0 and $1.0 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2015, $4.4 million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2015. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months may likely differ from these values.
Note 6. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2015	2014	2015	2014
Total gains recognized from trading securities held for investment	$265	$205	$118	$15
Less: Realized losses from sales of trading securities held for investment	(26)	(39)	$(27)	$(39)
Unrealized gains from trading securities held for investment	$291	$244	$145	$54
Note 7. Fair Value Measurements
The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Inputs include quoted prices for similar instruments in active markets, and quoted prices for similar instruments in markets that are not active. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

throughout the full term of the instrument, or can otherwise be derived from or supported by observable market data in the marketplace.

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
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2015
Preferred stock(1)	$24,313	$20,591	$3,722	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$867	$867	$—	$—
Coffee-related derivative liabilities	$981	$981	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$35	$35	$—	$—
Coffee-related derivative liabilities	$125	$125	$—	$—

June 30, 2015	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$23,665	$19,132	$4,533	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets	$264	$264	$—	$—
Coffee-related derivative liabilities	$4,290	$4,290	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets	$27	$27	$—	$—
Coffee-related derivative liabilities	$2	$2	$—	$—
____________________

(1)	Included in "Short-term investments" on the Company's consolidated balance sheets.
During the six months ended December 31, 2015, there was one transfer from Level 1 to Level 2, resulting from a decrease in the quantity and quality of information related to trading activity and broker quotes for that security.
Note 8. Accounts and Notes Receivable, Net

(In thousands)	December 31, 2015	June 30, 2015
Trade receivables	$44,759	$38,783
Other receivables(1)	1,690	2,021
Allowance for doubtful accounts	(860)	(643)
Accounts and notes receivable, net	$45,589	$40,161
____________________
(1) Includes $0 and $0.3 million in costs incurred by the Company associated with the new Texas facility as of December 31, 2015 and June 30, 2015, respectively.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 9. Inventories

(In thousands)	December 31, 2015	June 30, 2015
Coffee:
Processed	$14,952	$13,837
Unprocessed	12,491	11,968
Total	$27,443	$25,805
Tea and culinary products:
Processed	$18,761	$17,022
Unprocessed	1,693	2,764
Total	$20,454	$19,786
Coffee brewing equipment parts	$5,139	$4,931
Total inventories	$53,036	$50,522
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
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on the last in, first out ("LIFO") basis and coffee brewing equipment parts on the first in, first out ("FIFO") basis. The Company regularly evaluates these inventories to determine whether market conditions are appropriately reflected in the recorded carrying value. At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. As these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation.
On December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice (see Note 4). Because the Company anticipates that its inventory levels at June 30, 2016 will decrease from the June 30, 2015 levels due to the sale of inventory included in the Spice Assets, the Company recorded $0.3 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in each of the three and six months ended December 31, 2015, which increased net income for the three and six months ended December 31, 2015 by $0.3 million. In the three and six months ended December 31, 2014, the Company recorded $2.2 million and $2.5 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold which increased net income for the three and six months ended December 31, 2014 by $2.2 million and $2.5 million, respectively.
Note 10. Employee Benefit Plans
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

The Company is required to recognize the funded status of a benefit plan in its consolidated balance sheets. The Company is also required to recognize in other comprehensive income (loss) (“OCI”) certain gains and losses that arise during the period but are deferred under pension accounting rules.
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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
(In thousands)
Service cost	$97	$97	$194	$194
Interest cost	1,546	1,415	3,092	2,830
Expected return on plan assets	(1,710)	(1,823)	(3,420)	(3,646)
Amortization of net loss(1)	370	303	740	606
Net periodic benefit cost (credit)	$303	$(8)	$606	$(16)
___________
(1) These amounts represent the estimated portion of the net loss remaining in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	Fiscal
	2016	2015
Discount rate	4.40%	4.15%
Expected long-term rate of return on plan assets	7.50%	7.50%

Basis Used to Determine Expected Long-Term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions (CMA) 2014. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA 2014 is 20 to 30 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Multiemployer Pension Plans
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
In fiscal 2012, the Company withdrew from the Local 807 Labor Management Pension Fund (the "Pension Fund") and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. The $4.3 million estimated withdrawal liability, with the short-term and long-term portions reflected in current and long-term liabilities, respectively, is reflected on the Company's consolidated balance sheets at December 31, 2015 and June 30, 2015. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability.
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
Multiemployer Plans Other Than Pension Plans
The Company participates in eight multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before January 31, 2020.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary based on approval by the Company's Board of Directors. For the calendar years 2016 and 2015, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each participant's first 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance facility or a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.8 million and $0.7 million in operating expenses in the six months ended December 31, 2015 and 2014, respectively.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Postretirement Benefits
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
The Company may be required to recognize postretirement benefit costs in connection with the Corporate Relocation Plan.
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three and six months ended December 31, 2015 and 2014. Net periodic postretirement benefit credit (credit) for the three and six months ended December 31, 2015 is based on employee census information and asset information as of June 30, 2015.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
(In thousands)
Service cost	$347	$299	$694	$598
Interest cost	299	235	598	470
Amortization of net gain	(49)	(125)	(98)	(250)
Amortization of net prior service credit	(439)	(439)	(878)	(878)
Net periodic postretirement benefit cost (credit)	$158	$(30)	$316	$(60)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2016	2015
Retiree Medical Plan discount rate	4.69%	4.29%
Death Benefit discount rate	4.74%	4.48%

Note 11. Bank Loan
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
The Credit Agreement provides for a senior secured revolving credit facility (“Revolving Facility”) of up to $75.0 million (“Revolving Commitment”) consisting of Revolving Loans, Letters of Credit and Swingline Loans provided by the Lenders, with a sublimit on Letters of Credit outstanding at any time of $30.0 million and a sublimit for Swingline Loans of $15.0

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

million. Chase agreed to provide $45.0 million of the Revolving Commitment and SunTrust agreed to provide $30.0 million of the Revolving Commitment. The Credit Agreement also includes an accordion feature whereby the Company may increase the Revolving Commitment by an aggregate amount not to exceed $50.0 million, subject to certain conditions.
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
On December 31, 2015, the Company was eligible to borrow up to a total of $59.4 million under the Revolving Facility. As of December 31, 2015, the Company had outstanding borrowings of $0.2 million, utilized $11.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $47.8 million. At December 31, 2015, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.65%. As of December 31, 2015, the Company was in compliance with all of the restrictive covenants under the Credit Agreement.
Note 12. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2015	June 30, 2015
Texas facility lease obligation(1)	$8,059	$—
Derivative liabilities	125	25
Earnout payable—RLC Acquisition	200	200
Other long-term liabilities	$8,384	$225
___________
(1) Facility lease obligation associated with the construction of new facility (see Note 3).
Note 13. Share-based Compensation
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
Stock Options
The share-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the stock options. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Non-Qualified Stock Options with Time-Based Vesting (“NQOs”)
In the six months ended December 31, 2015, the Company granted 18,589 shares issuable upon the exercise of NQOs with a weighted average exercise price of $29.17 per share to eligible employees under the Amended Equity Plan which vest ratably over a three-year period. No comparable grants were made in the six months ended December 31, 2014.
Following are the weighted average assumptions used in the Black-Scholes valuation model for NQOs granted during the six months ended December 31, 2015.

Six Months Ended December 31, 2015
Weighted average fair value of NQOs	$12.74
Risk-free interest rate	1.71%
Dividend yield	—%
Average expected term	5.1 years
Expected stock price volatility	47.9%
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
The following table summarizes NQO activity for the six months ended December 31, 2015:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	329,300	12.30	5.54	3.9	3,700
Granted	18,589	29.17	12.74	6.9	—
Exercised	(74,332)	14.22	6.00	—	1,077
Cancelled/Forfeited	(18,371)	13.45	6.17	—	—
Outstanding at December 31, 2015	255,186	12.89	5.89	3.8	4,946
Vested and exercisable, December 31, 2015	209,080	10.08	4.73	3.2	4,639
Vested and expected to vest, December 31, 2015	252,044	12.72	5.82	3.7	4,928
The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $32.27 at December 31, 2015 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of that date. The aggregate intrinsic value of NQO exercises in the six months ended December 31, 2015 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

A total of 37,037 shares issuable under NQOs vested during the six months ended December 31, 2015. During the six months ended December 31, 2015 and 2014, the Company received $1.1 million and $0.6 million, respectively, in proceeds from exercises of vested NQOs.
As of December 31, 2015 and June 30, 2015, there was $0.4 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at December 31, 2015 is expected to be recognized over the weighted average period of 2.6 years. Total compensation expense for NQOs in each of the three months ended December 31, 2015 and 2014 was $0.1 million. Total compensation expense for NQOs in the six months ended December 31, 2015 and 2014 was $0.1 million and $0.2 million, respectively.
Non-Qualified Stock Options with Performance-Based and Time-Based Vesting (“PNQs”)
In the six months ended December 31, 2015, the Company granted 143,466 shares issuable upon the exercise of PNQs with a weighted average exercise price of $29.48 per share to eligible employees under the Amended Equity Plan. These PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ becoming exercisable each year on the anniversary of the grant date, based on the Company’s achievement of a modified net income target for fiscal 2016 ("FY16 Target") as approved by the Compensation Committee, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting dates and the acceleration provisions contained in the Amended Equity Plan and the applicable award agreement. But if actual modified net income for fiscal 2016 is less than the FY16 Target, then 20% of the total shares issuable under such grant will be forfeited.
Following are the weighted average assumptions used in the Black-Scholes valuation model for PNQs granted during the six months ended December 31, 2015.

Six Months Ended December 31, 2015
Weighted average fair value of PNQs	$11.46
Risk-free interest rate	1.71%
Dividend yield	—%
Average expected term	4.9 years
Expected stock price volatility	42.5%
 The following table summarizes PNQ activity for the six months ended December 31, 2015:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	224,067	22.44	10.31	6.0	237
Granted	143,466	29.48	11.46	6.9	—
Exercised	(9,915)	21.15	10.43	—	78
Cancelled/Forfeited	(51,564)	22.71	10.29	—	—
Outstanding at December 31, 2015	306,054	25.74	10.85	6.2	1,999
Vested and exercisable, December 31, 2015	25,044	21.32	10.51	4.5	274
Vested and expected to vest, December 31, 2015	276,212	25.59	10.84	6.2	1,844
 The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $32.27 at December 31, 2015 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of that date. The aggregate intrinsic value of PNQ exercises in the six months ended December 31, 2015 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
No PNQs vested during the six months ended December 31, 2015. During the six months ended December 31, 2015 and 2014, respectively, the Company received $0.2 million and $0 in proceeds from exercises of vested PNQs.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

As of December 31, 2015, the Company met the performance target for the first year of the fiscal 2014 and fiscal 2015 awards and expects that it will achieve the cumulative performance targets set forth in the PNQ agreements for the fiscal 2014 and fiscal 2015 awards.
As of December 31, 2015 and June 30, 2015, there was $2.5 million and $1.5 million, respectively, in unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at December 31, 2015 is expected to be recognized over the weighted average period of 2.6 years. Total compensation expense for PNQs in the three months ended December 31, 2015 and 2014 was $0 and $0.1 million, respectively. Total compensation expense for PNQs in the six months ended December 31, 2015 and 2014 was $0.1 million and $0.3 million, respectively.
Restricted Stock
In the three months ended December 31, 2015, the Company granted 9,638 shares of restricted stock under the Amended Equity Plan with a weighted average grant date fair value of $29.91 per share to eligible employees and non-employee directors.
Shares of restricted stock generally vest at the end of three years for eligible employees and ratably over a period of three years for non-employee directors. During the three months ended December 31, 2015, 21,429 shares of restricted stock vested.
The following table summarizes restricted stock activity for the six months ended December 31, 2015:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	47,082	16.48	1.2	1,106
Granted	9,638	29.91	3.0	288
Vested/Released	(21,429)	13.00	—	657
Cancelled/Forfeited	(8,619)	13.06	—	—
Outstanding at December 31, 2015	26,672	25.23	2.2	861
Expected to vest, December 31, 2015	24,612	25.11	2.2	794
The aggregate intrinsic value of shares outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $32.27 at December 31, 2015 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period. Restricted stock that is expected to vest is net of estimated forfeitures.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in the three months ended December 31, 2015 and 2014 was $39,000 and $0.1 million, respectively. Compensation expense recognized in each of the six months ended December 31, 2015 and 2014 was $0.1 million. As of December 31, 2015 and June 30, 2015, there was approximately $0.6 million and $0.5 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to the restricted stock at December 31, 2015 is expected to be recognized over the weighted average period of 2.4 years.
Note 14. Income Taxes
The Company's effective tax rates for the three and six months ended December 31, 2015 were 6.1% and 5.8%, respectively. The Company’s effective tax rates for the three and six months ended December 31, 2014 were 8.0% and 7.7%, respectively.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's net deferred tax assets. Accordingly, the Company is maintaining a valuation allowance against its net deferred tax assets. The Company decreased its valuation allowance by $2.2 million in the three months ended December 31, 2015 to $83.1 million. The valuation allowance at June 30, 2015 was $84.9 million.
The Company will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that the Company will realize its net deferred tax assets.
As of December 31, 2015 and June 30, 2015, the Company had no unrecognized tax benefits. The Internal Revenue Service is currently auditing the Company's tax year ended June 30, 2013.
Note 15. Net Income Per Common Share

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share data)	2015	2014	2015	2014
Net income attributable to common stockholders—basic	$5,554	$2,885	$4,482	$5,391
Net income attributable to nonvested restricted stockholders	7	11	5	20
Net income	$5,561	$2,896	$4,487	$5,411

Weighted average common shares outstanding—basic	16,313,312	16,030,167	16,291,324	16,016,984
Effect of dilutive securities:
Shares issuable under stock options	139,187	153,971	135,513	141,741
Weighted average common shares outstanding—diluted	16,452,499	16,184,138	16,426,837	16,158,725
Net income per common share—basic	$0.34	$0.18	$0.28	$0.34
Net income per common share—diluted	$0.34	$0.18	$0.27	$0.33

Note 16. Commitments and Contingencies
Non-cancelable Purchase Orders
As of December 31, 2015, the Company had committed to purchase green coffee inventory totaling $38.9 million under fixed-price contracts, other inventory totaling $4.5 million and equipment totaling $0.2 million under non-cancelable purchase orders.
Texas Facility Lease Agreement
The Company is currently evaluating the optimal size, capacity, utilization, automation and build-out of the Texas facility, among other things, and expects to deliver the final budget to Lessor by the end of February 2016, which may exceed the estimated preliminary budget and result in an increase in the rent payments or the option exercise price under the Lease Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission (the "SEC") on September 14, 2015 (the "2015 10-K").  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of implementation of the Company’s corporate relocation plan, the timing and success of the Company in realizing estimated savings from third party logistics and vendor managed inventory, the realization of the Company’s cost savings estimates, the extent to which the Company’s final budget for the new facility may exceed the estimated preliminary budget and result in an increase in the rent payments or the option exercise price under the lease agreement for the new facility, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for any future period.
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
We expect to close our Torrance facility in phases, and we began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at our Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, we moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to our Houston and Portland production facilities and in conjunction relocated our Houston distribution operations to our Oklahoma City distribution center. As of December 31, 2015, distribution continued to take place out of our Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. Effective September 15, 2015, we transferred a majority of our primary administrative offices from Torrance to Fort Worth, Texas, where we have leased 32,000 square feet of temporary office space. The transfer of our primary administrative offices to this temporary office space was substantially completed in the second quarter of fiscal 2016. On December 8, 2015, we completed the sale of certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc., a California corporation (“Harris Spice”). Pursuant to a transitional co-packaging supply agreement, we will provide Harris Spice with certain transition services for a limited time period following closing of the sale. As a result, spice blending, grinding and packaging will continue to take place at the Company’s Torrance production facility until the conclusion of the transition services, which is expected to occur during the fourth quarter of fiscal 2016. In December 2015, we announced our plans to replace our long-haul fleet operations with third party logistics ("3PL") and a vendor managed inventory initiative. The first phase of the 3PL program began in January 2016 and is expected to be fully implemented by the end of the fourth quarter of fiscal 2016. Subsequent to the quarter ended December 31, 2015, specifically in January 2016, we listed our Torrance facility for sale. Construction of and relocation to the new facility are expected to be completed by the end of the second quarter of fiscal 2017.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, we estimate that we will incur approximately $27 million in cash costs consisting of $16 million in employee retention and separation benefits, $5 million in facility-related costs and $6.0 million in other related costs. The estimated employee-related costs include an additional $1.5 million in employee retention and separation benefits associated with the replacement of our long-haul fleet operations with 3PL and the extension of retention and separation benefits to certain employees impacted by the Corporate Relocation Plan.
Expenses related to the Corporate Relocation Plan in the three months ended December 31, 2015 consisted of $3.0 million in employee retention and separation benefits, $0.9 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters, and expenses associated with production transition and relocation of certain distribution centers, and $1.3 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the three months ended December 31, 2015 also included $0.3 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Expenses related to the Corporate Relocation Plan in the six months ended December 31, 2015 consisted of $6.6 million in employee retention and separation benefits, $2.0 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters, and expenses associated with production transition and relocation of certain distribution centers, and $2.1 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the six months ended December 31, 2015 also included $0.6 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Since adoption of the Corporate Relocation Plan through December 31, 2015, we have recognized a total of $20.3 million of the estimated $27 million in aggregate cash costs consisting of an aggregate of $13.1 million in employee retention and separation benefits, $2.0 million in facility-related costs and $5.2 million in other related costs. The remainder is expected to be recognized in the balance of fiscal 2016 and the first half of fiscal 2017. We may incur certain other non-cash asset impairment costs, postretirement benefit costs and pension-related costs.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the six months ended December 31, 2015:

(In thousands)	Balances, June 30, 2015	Additions	Payments	Non-Cash Settled	Adjustments	Balances, December 31, 2015
Employee-related costs(1)	$6,156	$6,614	$3,620	$—	$—	$9,150
Facility-related costs(2)	—	1,945	1,335	610	—	$—
Other(3)	200	2,127	2,327	—	—	$—
Total	$6,356	$10,686	$7,282	$610	$—	$9,150
Current portion	6,356					9,150
Non-current portion	—					—
Total	$6,356					$9,150
_______________

(1)	Included in "Accrued payroll expenses" on the Company's consolidated balance sheets.

(2)
Non-cash settled facility-related costs represent depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.

(3)	Included in "Accounts payable" on the Company's consolidated balance sheets.
Facility Lease Obligation
On July 17, 2015, we entered into a lease agreement (the “Lease Agreement”) with WF-FB NLTX, LLC, a Delaware limited liability company (the “Lessor”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas, which will include corporate offices, areas dedicated to manufacturing and distribution, as well as a lab. Principal design work for the facility is expected to be finalized by the end of February 2016. The construction of the new facility is estimated to be completed by the end of the second quarter of fiscal 2017.
The new facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to our involvement in the construction of the facility, as the deemed general contractor, pursuant to ASC 840, we are required to capitalize during the construction period the cash and non-cash assets, with the exception of the land which is not capitalized, contributed by Lessor for the construction as property, plant and equipment on our consolidated balance sheets with an offsetting liability for the same amount payable to Lessor. We recorded an asset related to the facility lease obligation included in property, plant and equipment of $8.1 million as of December 31, 2015. The facility lease obligation included in "Other long-term liabilities" on our consolidated balance sheet was $8.1 million as of December 31, 2015. There were no such amounts recorded at June 30, 2015. As of December 31, 2015 and June 30, 2015, respectively, we had recorded $0 and $0.3 million in “Other receivables” included in "Accounts and notes receivable, net" on our consolidated balance sheets representing costs we incurred associated with the new facility.
A portion of the lease arrangement is allocated to land for which we will record rent expense during the construction period. The expense associated with the land is determined using the fair value of the leased land at construction commencement and our incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of land rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation. Rent expense for the facility lease obligation included in our consolidated statements of operations in the three and six months ended December 31, 2015 was $74,000 and $0.1 million, respectively. There was no comparable rent expense in the three and six months ended December 31, 2014.
The Lease Agreement contains a purchase option exercisable at any time by us on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. Based upon the preliminary budget delivered at the time the Lease Agreement was executed, we estimated that if we were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the estimated option purchase price in lieu of the lease payments would be $51.1 million payable in the year ending June 30, 2017.  This estimate was based upon the preliminary budget and included amounts in respect of construction costs, acquisition of the land upon which the Northlake, Texas facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of approximately $5.1 million, in the aggregate. The actual option purchase price would be based upon the amounts set forth in the final budget. We are currently evaluating the optimal size, capacity, utilization, automation and build-out of the Texas facility, among other things, and expect to deliver the final budget to Lessor by the end of February 2016, which may exceed the estimated preliminary budget and result in an increase in the rent payments or the option exercise price under the Lease Agreement. The obligation to pay rent will commence on December 31, 2016, if the option remains unexercised. The decision of whether to exercise the option or not will depend upon, among other things, whether we can sell the Torrance facility at an acceptable price.
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
Based on the preliminary budget, we had estimated that the annual base rent would be approximately $3.7 million which amount may be higher when the final budget is determined. Annual base rent will increase by 2% during each year of the lease term.
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
Sale of Spice Assets
On December 8, 2015, we completed the sale of the Spice Assets to Harris Spice. Harris Spice acquired substantially all of our personal property used exclusively in connection with the Spice Assets, including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than our direct store delivery customers (“DSD Customers”), and assumed certain liabilities relating to the Spice Assets. We received $6.0 million in cash at closing, and we are eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales following the closing. We recognized a net gain of $5.1 million from the sale of the Spice Assets in our unaudited consolidated statements of operations for the three and six months ended December 31, 2015. Gain from the earnout, if any, would be recognized when earned and when realization is assured beyond a reasonable doubt.
We have followed the guidance in ASC 205-20, "Presentation of Financial Statements — Discontinued Operations," as updated by Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" and have not presented the sale of the Spice Assets as discontinued operations. The sale of the Spice Assets does not represent a strategic shift for us and is not expected to have a major effect on our results of operations because we will continue to sell spice products to our DSD Customers.
In connection with the sale of the Spice Assets, we and Harris Spice entered into certain other agreements, including (1) a transitional co-packaging supply agreement pursuant to which we, as the contractor, will provide Harris Spice with certain transition services for a six-month transitional period following the closing of the asset sale, and (2) an exclusive supply agreement pursuant to which Harris Spice will supply to us, after the closing of the asset sale, spice and culinary products that were previously manufactured by us on negotiated pricing terms. While title to the Spice Assets transferred at closing, certain of the assets purchased by Harris Spice are expected to be transferred to Harris Spice's own manufacturing facilities, in phases, during the transitional period. After the closing of the asset sale, we will continue to sell certain spice and other culinary products purchased from Harris Spice under that supply agreement to our DSD Customers.
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
On December 31, 2015, we were eligible to borrow up to a total of $59.4 million under the Revolving Facility. As of December 31, 2015, we had outstanding borrowings of $0.2 million, utilized $11.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $47.8 million. At December 31, 2015, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.65%. As of December 31, 2015, we were in compliance with all of the restrictive covenants under the Credit Agreement.
As of January 31, 2016, we had estimated outstanding borrowings of $0.2 million, utilized $11.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $47.8 million. At January 31, 2016, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.66%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. As of December 31, 2015, we had $13.0 million in cash and cash equivalents and $24.3 million in short-term investments. We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, and the expected proceeds from the sale of our Torrance facility, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including the expected capital expenditures associated with the Corporate Relocation Plan and other costs under the Lease Agreement and DMA for the new facility.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $4.0 million in the six months ended December 31, 2015 compared to $2.4 million in the six months ended December 31, 2014. Net cash provided by operating activities in the six months ended December 31, 2015 was due to a higher level of cash inflows from operating activities resulting primarily from proceeds from sales of short-term investments partially offset by higher cash outflows from purchase of short-term investments, an increase in derivative assets, accounts receivable and inventory balances and payments of accounts payable balance and accrued payroll and other liabilities. Net cash provided by operating activities in the six months ended December 31, 2015 included the release of restriction on $1.0 million in cash held in coffee-related derivative margin accounts, as we had a net gain position in such accounts. Net cash provided by operating activities in the six months ended December 31, 2014 was due to a higher level of cash outflows from operating activities primarily from payments of accounts payable balances and payroll expenses including accrued bonuses, partially offset by a decrease in derivative assets. In addition, timing differences between the receipt or payment of cash and recognition of the related net (losses) gains from derivative instruments contributed to the differences in cash from operations in the reported periods. In the six months ended December 31, 2015, non-cash net losses from derivative instruments contributed to the increase in cash flows from operations. In the six months ended December 31, 2014, non-cash net gains from derivative instruments contributed to the decrease in cash flows from operations.
Net cash used in investing activities was $11.3 million in the six months ended December 31, 2015 compared to $9.3 million in the six months ended December 31, 2014. Net cash used in investing activities in the six months ended December 31, 2015 included $11.4 million for purchases of property, plant and equipment and $5.7 million in purchases of construction-in-progress assets in connection with the construction of the new Texas facility as the deemed owner under the lease arrangement, offset by proceeds from sales of assets of $5.8 million, including $5.3 million in proceeds from the sale of the Spice Assets, compared to $9.4 million for purchases of property, plant and equipment offset by proceeds from sales of assets, primarily equipment, of $0.1 million in the six months ended December 31, 2014.
Net cash provided by financing activities was $5.2 million in the six months ended December 31, 2015 compared to net cash used in financing activities of $0.4 million in the six months ended December 31, 2014. Net cash provided by financing activities in the six months ended December 31, 2015 included $5.7 million in proceeds from lease financing in connection with the construction of the new Texas facility as the deemed owner under the lease arrangement, and net borrowings on our credit facility of $0.1 million, compared to net borrowings of $1.0 million in the six months ended December 31, 2014. Proceeds from stock option exercises during the six months ended December 31, 2015 were $1.3 million compared to $0.6 million in the six months ended December 31, 2014. Net cash provided by financing activities in the six months ended December 31, 2015 included $8,000 used in financing costs associated with the Revolving Facility.
In the six months ended December 31, 2015, we capitalized $11.4 million in property, plant and equipment purchases which included $3.9 million in expenditures to replace normal wear and tear of coffee brewing equipment, $6.7 million in expenditures for vehicles, and machinery and equipment including $1.2 million for machinery and equipment for the new Texas facility, $0.2 million in building and facility improvements and $0.6 million in IT-related expenditures. Our capital expenditures unrelated to the Corporate Relocation Plan and construction of the new facility for the remainder of fiscal 2016 are expected to include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and IT-related expenditures.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, we estimate that we will incur approximately $27 million in cash costs consisting of $16 million in employee retention and separation benefits, $5 million in facility-related costs and $6 million in other related costs. The estimated employee-related costs include an additional $1.5 million in employee retention and separation benefits relating to the replacement of the Company’s long-haul fleet operations with 3PL and the extension of retention and separation benefits to certain employees impacted by the Corporate Relocation Plan.
Since adoption of the Corporate Relocation Plan through December 31, 2015, we have recognized a total of $20.3 million of the estimated $27 million in aggregate cash costs consisting of an aggregate of $13.1 million in employee retention and separation benefits, $2.0 million in facility-related costs and $5.2 million in other related costs. The remainder is expected to be recognized in the balance of fiscal 2016 and the first half of fiscal 2017. We may incur certain other non-cash asset impairment costs, postretirement benefit costs and pension-related costs.
On July 17, 2015, we entered into the Lease Agreement for the new facility described above under “Facility Lease Obligation.” We are currently evaluating the optimal size, capacity, utilization, automation and build-out of the Texas facility, among other things, and we expect to deliver the final budget to Lessor by the end of February 2016, which may exceed the estimated preliminary budget and result in an increase in the rent payments or the option exercise price under the Lease Agreement. The majority of the construction costs associated with the new facility are expected to be incurred in early fiscal 2017. If we consummate a sale of the Torrance facility, the net proceeds from such a sale would be expected to partially offset the expenditures associated with the new facility.

Our working capital is composed of the following:

(In thousands)	December 31, 2015	June 30, 2015
Current assets(1)	$141,041	$135,685
Current liabilities	58,665	64,874
Working capital	$82,376	$70,811
__________
(1) As of December 31, 2015 and June 30, 2015, respectively, we had recorded $0 and $0.3 million in "Other receivables" included in "Accounts and notes receivable, net" on our consolidated balance sheets representing costs we incurred associated with the new Texas facility.
Contractual Obligations
Non-cancelable Purchase Orders
As of December 31, 2015, we had committed to purchase green coffee inventory totaling $38.9 million under fixed-price contracts, other inventory totaling $4.5 million and equipment totaling $0.2 million under non-cancelable purchase orders.
Texas Facility Lease Agreement
We are currently evaluating the optimal size, capacity, utilization, automation and build-out of the Texas facility, among other things, and we expect to deliver the final budget to Lessor by the end of February 2016, which may exceed the estimated preliminary budget and result in an increase in the rent payments or the option exercise price under the Lease Agreement.
Results of Operations
Net sales in the three months ended December 31, 2015 decreased $(2.5) million, or 1.7%, to $142.3 million from $144.8 million in the three months ended December 31, 2014. Net sales in the six months ended December 31, 2015 decreased $(5.0) million, or 1.8%, to $275.8 million from $280.8 million in the six months ended December 31, 2014. The change in net sales in the three and six months ended December 31, 2015 was primarily due to decreases in sales of our coffee, tea and culinary products, resulting primarily from the effects of pricing and product mix changes offset, in part, by an increase in unit sales of coffee (roast & ground).The decrease in net sales in the three and six months ended December 31, 2015 included $(0.2) million in price decreases and $0.9 million in price increases, respectively, to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer. The change in net sales in the three and six months ended December 31, 2015 as compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended December 31, 2015 vs. December 31, 2014	Six Months Ended December 31, 2015 vs. December 31, 2014
Effect of change in unit sales	$(0.2)	$(1.0)
Effect of pricing and product mix changes	(2.3)	(4.0)
Total decrease in net sales	$(2.5)	$(5.0)
Unit sales decreased 1% in the three months ended December 31, 2015 as compared to the same period in the prior fiscal year primarily due to decreases in unit sales of our coffee (frozen), tea, culinary products, spice and other beverages, offset, in part, by an increase in unit sales of coffee (roast & ground). In the three months ended December 31, 2015, we processed and sold approximately 23.2 million pounds of green coffee as compared to approximately 23.1 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the three months ended December 31, 2015 or 2014 which had a material impact on our net sales.
Unit sales decreased 2% in the six months ended December 31, 2015 as compared to the same period in the prior fiscal year primarily due to decreases in unit sales of our coffee, tea and other beverages, offset, in part, by an increase in unit sales of spice and culinary products. In the six months ended December 31, 2015, we processed and sold approximately 44.8 million pounds of green coffee as compared to approximately 45.9 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the six months ended December 31, 2015 or 2014 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended December 31,
	2015		2014
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$87,423	61%	$89,259	62%
Coffee (Frozen)	9,559	7%	9,766	7%
Tea (Iced & Hot)	6,030	4%	6,984	5%
Culinary	13,701	10%	13,971	9%
Spice	8,345	6%	8,002	5%
Other beverages(1)	16,401	11%	15,880	11%
Net sales by product category	141,459	99%	143,862	99%
Fuel surcharge	848	1%	947	1%
Net sales	$142,307	100%	$144,809	100%
____________
(1) Includes all beverages other than coffee and tea.

	Six Months Ended December 31,
	2015		2014
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$169,452	61%	$173,524	62%
Coffee (Frozen)	18,238	7%	18,860	7%
Tea (Iced & Hot)	12,261	4%	14,207	5%
Culinary	26,978	10%	27,647	10%
Spice	17,047	6%	16,104	5%
Other beverages(1)	30,058	11%	28,539	10%
Net sales by product category	274,034	99%	278,881	99%
Fuel surcharge	1,718	1%	1,912	1%
Net sales	$275,752	100%	$280,793	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of goods sold in the three months ended December 31, 2015 decreased $(2.3) million, or 2.5%, to $89.4 million, or 62.8% of net sales, from $91.7 million, or 63.3% of net sales, in the three months ended December 31, 2014. Cost of goods sold in the six months ended December 31, 2015 decreased $(7.3) million, or 4.0%, to $172.3 million, or 62.5% of net sales, from $179.5 million, or 63.9% of net sales, in the six months ended December 31, 2014. The decrease in cost of goods sold in the three and six months ended December 31, 2015 was primarily due to increased supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, and other supply chain improvements.
Because we anticipate that our inventory levels at June 30, 2016 will decrease from the June 30, 2015 levels due to the sale of inventory included in the Spice Assets, we recorded $0.3 million in expected beneficial effect of liquidation of LIFO inventory quantities in cost of goods sold for the three and six months ended December 31, 2015 which increased net income in each of the three and six months ended December31, 2015 by $0.3 million. In the three and six months ended December 31, 2014, we recorded $2.2 million and $2.5 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold which increased net income for the three and six months ended December 31, 2014 by $2.2 million and $2.5 million, respectively.

Gross profit in the three months ended December 31, 2015 decreased $(0.2) million, or 0.4%, to $52.9 million from $53.1 million in the three months ended December 31, 2014, primarily due to the decrease in net sales. Gross margin increased to 37.2% in the three months ended December 31, 2015 from 36.7% in the three months ended December 31, 2014, primarily due to supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, partially offset by the decrease in net sales. Gross profit in the three months ended December 31, 2015 and 2014 included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.3 million and $2.2 million, respectively. Gross profit in the six months ended December 31, 2015 increased $2.2 million, or 2.2%, to $103.5 million from $101.3 million in the six months ended December 31, 2014, primarily due to supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, partially offset by the decrease in net sales. Gross profit in the six months ended December 31, 2015 and 2014, respectively, included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.3 million and $2.5 million.
In the three months ended December 31, 2015, operating expenses decreased $(2.1) million to $47.5 million, or 33.4% of net sales, as compared to $49.6 million, or 34.3% of net sales, in the three months ended December 31, 2014. Operating expenses in the three months ended December 31, 2015 decreased primarily due to $5.1 million in net gain from the sale of Spice Assets, a decrease in selling expenses of $1.7 million and a decrease in general and administrative expenses of $0.4 million, partially offset by $5.2 million in restructuring and other transition expenses associated with the Corporate Relocation Plan, as compared to the three months ended December 31, 2014. The decrease in selling expenses in the three months ended December 31, 2015 was primarily due to lower fuel and freight expenses and lower depreciation expense as compared to the same period in the prior fiscal year. The decrease in general and administrative expenses in the three months ended December 31, 2015 was primarily due to lower accrual for anticipated bonus for eligible employees and lower consulting expense, partially offset by an increase in retiree medical costs, as compared to the same period in the prior fiscal year. Operating expenses in the three months ended December 31, 2015 also reflected $0.1 million in net losses from sales of assets, primarily equipment, as compared to $0.2 million in net losses from sales of assets, primarily equipment, in the three months ended December 31, 2014.
In the six months ended December 31, 2015, operating expenses increased $3.5 million to $98.7 million, or 35.8% of net sales, as compared to $95.2 million, or 33.9% of net sales, in the six months ended December 31, 2014. Operating expenses in the six months ended December 31, 2015 increased primarily due to $10.7 million in restructuring and other transition expenses associated with the Corporate Relocation Plan, and $2.1 million increase in general and administrative expenses, partially offset by the net gain from the sale of the Spice Assets of $5.1 million and a decrease in selling expenses of $3.8 million as compared to the six months ended December 31, 2014. The increase in general and administrative expenses in the six months ended December 31, 2015 was primarily due to an increase in employee and retiree medical costs and accruals for incentive compensation, as compared to the same period in the prior fiscal year. The decrease in selling expenses in the six months ended December 31, 2015 was primarily due to lower fuel and freight expenses and lower depreciation expense as compared to the same period in the prior fiscal year. Operating expenses in the six months ended December 31, 2015 also reflected $0.2 million in net gains from sales of assets, primarily equipment, as compared to $0.2 million in net losses from sales of assets, primarily equipment, in the six months ended December 31, 2014.
Income from operations in the three months ended December 31, 2015 was $5.4 million as compared to $3.5 million in the three months ended December 31, 2014, primarily due to the $5.1 million in net gain from the sale of the Spice Assets, partially offset by the restructuring and other transition expenses of $5.2 million incurred in connection with the Corporate Relocation Plan. Income from operations in the six months ended December 31, 2015 was $4.8 million as compared to $6.1 million in the six months ended December 31, 2014, primarily due to restructuring and other transition expenses of $10.7 million incurred in connection with the Corporate Relocation Plan.
Total other income in the three months ended December 31, 2015 was $0.6 million as compared to total other expense of $(0.4) million in the three months ended December 31, 2014. Total other income in the three months ended December 31, 2015 was primarily due to lower interest expense of $0.1 million and net gains on coffee-related derivative instruments of $32,000, as compared to total other expense in the three months ended December 31, 2014 which included $0.2 million in interest expense and $(0.9) million in net losses on coffee-related derivative instruments. Total other expense in the six months ended December 31, 2015 was $(36,000) as compared to $(0.2) million in the six months ended December 31, 2014, primarily due to lower interest expense in the six months ended December 31, 2015.
Net gains on coffee-related derivative instruments recorded in "Other, net" in the three months ended December 31, 2015 included $0.2 million in net gains on coffee-related derivative instruments not designated as accounting hedges and $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net losses on coffee-related derivative instruments recorded in "Other, net" in the three months ended December 31, 2014 included $(0.8) million in net losses on coffee-related derivative instruments not designated as accounting hedges and $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net losses on coffee-related derivative instruments recorded in "Other, net" in the six months ended December 31, 2015 included $(0.2) million in net losses on coffee-related derivative instruments not designated as accounting hedges and $(0.5) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net losses on coffee-related derivative instruments recorded in "Other, net" in the six months ended December 31, 2014 included $(0.7) million in net losses on coffee-related derivative instruments not designated as accounting hedges and $(0.2) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the three months ended December 31, 2015 and December 31, 2014, we recorded income tax expense of $0.4 million and $0.3 million, respectively. In the six months ended December 31, 2015 and 2014, we recorded income tax expense of $0.3 million and $0.5 million, respectively.
As of June 30, 2015, our valuation allowance was $84.9 million. In the three months ended December 31, 2015, we decreased our valuation allowance by $2.2 million to $83.1 million. We will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets.
As a result of the foregoing factors, net income in the three months ended December 31, 2015 was $5.6 million, or $0.34 per diluted common share, compared to $2.9 million, or $0.18 per diluted common share, in the three months ended December 31, 2014. Net income in the six months ended December 31, 2015 was $4.5 million, or $0.27 per diluted common share, compared to net income of $5.4 million, or $0.33 per diluted common share, in the six months ended December 31, 2014.
Non-GAAP Financial Measures
In addition to net income determined in accordance with GAAP, we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net income” is defined as net income excluding the impact of:

•	restructuring and other transition expenses, net of tax; and

•	net gains and losses from sales of assets, net of tax.
“Non-GAAP net income per diluted common share” is defined as Non-GAAP net income divided by the weighted-average number of common shares outstanding, inclusive of the dilutive effect of common equivalent shares outstanding during the period.
“Adjusted EBITDA” is defined as net income excluding the impact of:

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
Set forth below is a reconciliation of reported net income to Non-GAAP net income and reported net income per common share—diluted to Non-GAAP net income per diluted common share (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
($ in thousands, except per share data)	2015	2014	2015	2014
Net income, as reported(1)	$5,561	$2,896	$4,487	$5,411
Restructuring and other transition expenses, net of tax of zero(2)	5,236	784	10,686	974
Net gain from sale of spice assets, net of tax of zero	(5,106)	—	(5,106)	—
Net losses (gains) from sales of assets, net of tax of zero	55	178	(159)	239
Non-GAAP net income	$5,746	$3,858	$9,908	$6,624
Net income per common share—diluted, as reported	$0.34	$0.18	$0.27	$0.33
Impact of restructuring and other transition expenses, net of tax of zero	$0.32	$0.05	$0.65	$0.06
Impact of net gain from sale of spice assets, net of tax of zero	$(0.31)	$—	$(0.31)	$—
Impact of losses (gains) from sales of assets, net of tax of zero	$—	$0.01	$(0.01)	$0.01
Non-GAAP net income per diluted common share	$0.35	$0.24	$0.60	$0.40
____________
(1) Includes $0.3 million and $2.2 million in beneficial effect of liquidation of LIFO inventory quantities in the three months ended December 31, 2015 and 2014, respectively. Includes $0.3 million and $2.5 million in beneficial effect of liquidation of LIFO inventory quantities in the six months ended December 2015 and 2014, respectively.
(2) Restructuring and other transition expenses in the three and six months ended December 31, 2014 represent consulting expenses incurred prior to the approval of the Corporate Relocation Plan and are appropriately presented as general and administrative expense in the Company's unaudited consolidated statements of operations.

Set forth below is a reconciliation of reported net income to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
($ in thousands)	2015	2014	2015	2014
Net income, as reported(1)	$5,561	$2,896	$4,487	$5,411
Income tax expense	363	252	275	450
Interest expense	109	208	230	415
Depreciation and amortization expense(2)	5,192	6,163	10,487	12,419
ESOP and share-based compensation expense	1,422	1,622	2,651	2,880
Restructuring and other transition expenses(3)(4)	5,236	784	10,686	974
Net gain from sale of spice assets	(5,106)	—	(5,106)	—
Net losses (gains) from sales of assets	55	178	(159)	239
Adjusted EBITDA	$12,832	$12,103	$23,551	$22,788
Adjusted EBITDA Margin	9.0%	8.4%	8.5%	8.1%
____________
(1) Includes $0.3 million and $2.2 million in beneficial effect of liquidation of LIFO inventory quantities in the three months ended December 31, 2015 and 2014, respectively. Includes $0.3 million and $2.5 million in beneficial effect of liquidation of LIFO inventory quantities in the six months ended December 2015 and 2014, respectively.
(2) Excludes in the three and six months ended December 31, 2015, respectively, $0.3 million and $0.6 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
(3) Includes in the three and six months ended December 31, 2015, respectively, $0.3 million and $0.6 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
(4) Restructuring and other transition expenses in the three and six months ended December 31, 2014 represent consulting expenses incurred prior to the approval of the Corporate Relocation Plan and are appropriately presented as general and administrative expense in the Company's unaudited consolidated statements of operations.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at December 31, 2015. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At December 31, 2015, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at December 31, 2015	Change in Market Value
Interest Rate Changes
–150 basis points	$25,404	$1,091
–100 basis points	$25,115	$802
Unchanged	$24,313	$—
+100 basis points	$23,443	$(870)
+150 basis points	$23,017	$(1,296)
The Credit Agreement for our Revolving Facility provides for interest rates based on Average Historical Excess Availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
As of December 31, 2015, we had outstanding borrowings of $0.2 million, utilized $11.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $47.8 million. At December 31, 2015, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.65%.
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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported as AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three months ended December 31, 2015 and 2014, we reclassified $(3.9) million in net losses and $5.1 million in net gains, respectively, into cost of goods sold from AOCI. In the six months ended December 31, 2015 and 2014, we reclassified $(8.8) million in net losses and $9.8 million in net gains, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. In each of the three months ended December 31, 2015 and 2014, we recognized in "Other, net" $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. In the six months ended December 31, 2015 and 2014, we recognized in "Other, net" $(0.5) million and $(0.2) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended December 31, 2015 and 2014, we recorded in "Other, net" net gains of $0.2 million and net losses of $(0.8) million, respectively, on coffee-related derivative instruments not designated as accounting hedges. In the six months ended December 31, 2015 and 2014, we recorded in "Other, net" net losses of $(0.2) million and $(0.7) million, respectively, on coffee-related derivative instruments not designated as accounting hedges.

The following table summarizes the potential impact as of December 31, 2015 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

(In thousands)	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

Coffee-related derivative instruments(1)	$115	$(115)	$5,343	$(5,343)
__________

(1)
The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2015. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To date, the pleadings stage of the case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these “Phase 1” defenses have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three Phase 1 defenses.   Following two continuances, the Court heard on April 9, 2015 final arguments on the Phase 1 issues.  On July 25, 2015, the Court issued its Proposed Statement of Decision with respect to Phase 1 defenses against the defendants, which was confirmed, on September 2, 2015 in the Final Statement of Decision. The Court has stated that all defendants would be included in “Phase 2,” though this remains unresolved, including the extent of the involvement or participation in discovery. Following permission from the Court, on October 14, 2015 the Joint Defense Group filed a writ petition for an interlocutory appeal. In late December 2015, plaintiff’s counsel served letters proposing a new plan to file the anticipated motion for summary adjudication and a new set of discovery on all defendants. On January 14, 2016, the Court of Appeals denied the Joint Defense Group’s writ petition thereby denying the interlocutory appeal. If the Court does not change reinstate the stay on discovery, the Company will have to respond to discovery by February 23, 2016. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Steve Hernandez vs. Farmer Bros. Co. and Monica Zuno vs. Farmer Bros. Co., Superior Court of State of California, County of Los Angeles
On July 24, 2015, former Company employee Hernandez filed a putative class action complaint for damages alleging a single cause of action for unfair competition under the California Business & Professions Code. The claim purports to seek disgorgement of profits for alleged violations of various provisions of the California Labor Code relating to: failing to pay overtime, failing to provide meal breaks, failing to pay minimum wage, failing to pay wages timely during employment and upon termination, failing to provide accurate and complete wage statements, and failing to reimburse business-related expenses. Hernandez’s complaint seeks restitution in an unspecified amount and injunctive relief, in addition to attorneys’ fees and expenses. Hernandez alleges that the putative class is all “current and former hourly-paid or non-exempt individuals” for the four (4) years preceding the filing of the complaint through final judgment, and Hernandez also purports to reserve the right to establish sub-classes as appropriate.  On November 12, 2015, a separate putative class representative, Monica Zuno, filed claim under the same class action; the Court has related this case to the Hernandez case. On November 17, 2015, the unified case was assigned to a judge, and this judge ordered the stay on discovery to remain intact until after a decision on the Company’s demurrer action. The plaintiff filed an Opposition to the Demurrer and, in response, on January 5, 2016, the Company filed a reply to this Opposition to the Demurrer. On February 2, 2016, the Court held a hearing on the demurrer. and found in our favor, sustaining the demurrer in its entirety without leave to amend as to the plaintiff Hernandez, and so dismissing Hernandez’s claims and the related putative class. Claims on behalf of the plaintiff Zuno remain at this time, pending the filing of an amended complaint on behalf of this remaining plaintiff and reduced putative class. At this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ MICHAEL H. KEOWN
Michael H. Keown
President and Chief Executive Officer
(chief executive officer)
February 9, 2016

By:	/s/ ISAAC N. JOHNSTON, JR.
Isaac N. Johnston, Jr.
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
February 9, 2016

EXHIBIT INDEX

2.1
Asset Purchase Agreement, dated as of November 16, 2015, by and between Farmer Bros. Co. and Harris Spice Company Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2015 and incorporated herein by reference).*

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

10.3
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).**

10.4
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).**

10.5
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).**

10.6
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February10, 2014 and incorporated herein by reference).**

10.7
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.8
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).**

10.9
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 7, 2012 and incorporated herein by reference).**

10.10
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.11
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 ((filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.12
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 filed with the SEC on February 9, 2011 and incorporated herein by reference).

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

10.15
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012 and incorporated herein by reference).**

10.16
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.17
Amendment No. 1 to Employment Agreement, dated as of January 1, 2014, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2014 and incorporated herein by reference).**

10.18
Amendment No. 2 to Employment Agreement, dated as of November 23, 2015, between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2015 and incorporated herein by reference).**

10.19
Employment Agreement, dated as of December 2, 2014, by and between Farmer Bros. Co. and Barry C. Fischetto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).**

10.20
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).**

10.21
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.22
Employment Agreement, dated as of September 25, 2015, by and between Farmer Bros. Co. and Isaac N. Johnston Jr. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.23
Separation Agreement, dated as of July 16, 2014, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2014 and incorporated herein by reference).**

10.24
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).**

10.25
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.26
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.27
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.28
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.29
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.30
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.31
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014 and incorporated herein by reference).**

10.32
Form of Target Award Notification Letter (Fiscal 2015) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).**

10.33
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.34
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.35
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.36
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.