Form 10-Q
period 2016-03-31
FARMER BROTHERS CO
filed 2016-05-06
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
YES ☐ NO  ☒
As of May 5, 2016, the registrant had 16,769,029 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,330	$15,160
Restricted cash	—	1,002
Short-term investments	24,814	23,665
Accounts and notes receivable, net	46,568	40,161
Inventories	54,550	50,522
Income tax receivable	605	535
Short-term derivative assets	1,039	—
Prepaid expenses	4,091	4,640
Assets held for sale	9,326	—
Total current assets	154,323	135,685
Property, plant and equipment, net	100,871	90,201
Goodwill and intangible assets, net	6,541	6,691
Other assets	7,815	7,615
Deferred income taxes	751	751
Total assets	$270,301	$240,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,186	$27,023
Accrued payroll expenses	22,863	23,005
Short-term borrowings under revolving credit facility	307	78
Short-term obligations under capital leases	1,871	3,249
Short-term derivative liabilities	—	3,977
Deferred income taxes	1,390	1,390
Other current liabilities	6,941	6,152
Total current liabilities	60,558	64,874
Accrued pension liabilities	47,215	47,871
Accrued postretirement benefits	23,087	23,471
Accrued workers’ compensation liabilities	11,383	10,964
Other long-term liabilities—capital leases	1,247	2,599
Other long-term liabilities	19,254	225
Deferred income taxes	1,000	928
Total liabilities	$163,744	$150,932
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	$—	$—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,769,029 and 16,658,148 issued and outstanding at March 31, 2016 and June 30, 2015, respectively	16,769	16,658
Additional paid-in capital	38,171	38,143
Retained earnings	112,543	106,864
Unearned ESOP shares	(6,434)	(11,234)
Accumulated other comprehensive loss	(54,492)	(60,420)
Total stockholders’ equity	$106,557	$90,011
Total liabilities and stockholders’ equity	$270,301	$240,943
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales	$134,468	$132,507	$410,220	$413,300
Cost of goods sold	81,908	85,938	254,173	265,468
Gross profit	52,560	46,569	156,047	147,832
Selling expenses	38,447	37,653	112,741	115,702
General and administrative expenses	10,977	6,618	29,951	22,513
Restructuring and other transition expenses	3,169	3,596	13,855	4,570
Net gain from sale of spice assets	(335)	—	(5,441)	—
Net (gains) losses from sales of assets	(4)	107	(163)	346
Operating expenses	52,254	47,974	150,943	143,131
Income (loss) from operations	306	(1,405)	5,104	4,701
Other income (expense):
Dividend income	288	294	840	879
Interest income	139	364	359	543
Interest expense	(111)	(474)	(341)	(889)
Other, net	613	(1,569)	35	(2,163)
Total other income (expense)	929	(1,385)	893	(1,630)
Income (loss) before taxes	1,235	(2,790)	5,997	3,071
Income tax expense (benefit)	43	(218)	318	232
Net income (loss)	$1,192	$(2,572)	$5,679	$2,839
Net income (loss) per common share—basic	$0.07	$(0.16)	$0.34	$0.18
Net income (loss) per common share—diluted	$0.07	$(0.16)	$0.34	$0.17
Weighted average common shares outstanding—basic	16,539,479	16,223,981	16,486,469	16,200,747
Weighted average common shares outstanding—diluted	16,647,415	16,223,981	16,614,275	16,343,138
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income (loss)	$1,192	$(2,572)	$5,679	$2,839
Other comprehensive income (loss), net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges	(1,245)	(9,117)	(5,575)	(11,700)
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	2,677	375	11,504	(9,467)
Total comprehensive income (loss), net of tax	$2,624	$(11,314)	$11,608	$(18,328)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$5,679	$2,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,721	18,554
Provision for doubtful accounts	432	186
Restructuring and other transition expenses, net of payments	(1,939)	2,679
Deferred income taxes	72	96
Net (gains) losses from sales of assets	(5,604)	346
ESOP and share-based compensation expense	3,488	4,294
Net losses (gains) on derivative instruments and investments	11,839	(7,058)
Change in operating assets and liabilities:
Restricted cash	1,002	(7,192)
Purchases of trading securities held for investment	(5,938)	(3,209)
Proceeds from sales of trading securities held for investment	4,909	2,151
Accounts and notes receivable	(6,503)	(2,255)
Inventories	(4,452)	13,659
Income tax receivable	(70)	(443)
Derivative (assets) liabilities, net	(11,580)	1,308
Prepaid expenses and other assets	865	1,287
Accounts payable	(997)	(15,166)
Accrued payroll expenses and other current liabilities	3,209	(6,207)
Accrued postretirement benefits	(384)	(691)
Other long-term liabilities	(337)	(666)
Net cash provided by operating activities	$9,412	$4,512
Cash flows from investing activities:
Acquisition of business	—	(1,200)
Purchases of property, plant and equipment	(16,193)	(13,563)
Purchases of construction-in-progress assets under Texas facility lease	(13,492)	—
Proceeds from sales of property, plant and equipment	5,990	214
Net cash used in investing activities	$(23,695)	$(14,549)
Cash flows from financing activities:
Proceeds from revolving credit facility	314	59,748
Repayments on revolving credit facility	(86)	(50,200)
Proceeds from Texas facility lease financing	13,492	—
Payment of financing costs	(8)	(244)
Payments of capital lease obligations	(2,710)	(2,999)
Proceeds from stock option exercises	1,610	1,267
Tax withholding payment related to net share settlement of equity awards	(159)	(116)
Net cash provided by financing activities	$12,453	$7,456
Net decrease in cash and cash equivalents	$(1,830)	$(2,581)
Cash and cash equivalents at beginning of period	$15,160	$11,993
Cash and cash equivalents at end of period	$13,330	$9,412
(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued from previous page)
(In thousands)

	Nine Months Ended March 31,
	2016	2015
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$190	$55
Net change in derivative assets and liabilities included in other comprehensive income (loss)	$5,929	$(21,167)
Construction-in-progress assets under Texas facility lease	$5,662	$—
Texas facility lease obligation	$5,662	$—
Non-cash additions to equipment	$1,576	$148
Non-cash portion of earnout recognized	$335	$—
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Events occurring subsequent to March 31, 2016 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended March 31, 2016.
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
Corporate Relocation Plan
On February 5, 2015, the Company announced a plan approved by the Board of Directors of the Company on February 3, 2015, pursuant to which the Company will close its Torrance, California facility and relocate these operations to a new facility (the "New Facility") housing the Company's manufacturing, distribution, coffee lab and corporate headquarters (the “Corporate Relocation Plan”). The New Facility will be located in Northlake, Texas in the Dallas/Fort Worth area.
Expenses related to the Corporate Relocation Plan included in “Restructuring and other transition expenses” in the Company's consolidated statements of operations include employee retention and separation benefits, facility-related costs, and other related costs such as travel, legal, consulting and other professional services. In order to receive the retention and/or separation benefits, impacted employees are required to provide service through their retention dates which vary from May 2015 through December 2016 or separation dates which vary from May 2015 through December 2016. A liability for such retention and separation benefits was recorded at the communication date in “Accrued payroll expenses” on the Company's consolidated balance sheets. Facility-related costs and other related costs are recognized in the period when the liability is incurred (see Note 2).
Facility Lease Obligation
On July 17, 2015, the Company entered into a lease agreement, as amended (the “Lease Agreement”) with WF-FB NLTX, LLC, a Delaware limited liability company (the “Lessor”), to lease a 538,000 square foot facility to be constructed on

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

28.2 acres of land located in Northlake, Texas, which will include corporate offices, areas dedicated to manufacturing and distribution, as well as a lab. Principal design work for the New Facility was substantially completed in March 2016. The construction of the New Facility is estimated to be completed by the end of the second quarter of fiscal 2017 (see Note 3).
The New Facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to the Company’s involvement in the construction of the New Facility, as the deemed general contractor, pursuant to Accounting Standards Codification (“ASC”) 840, “Leases” (“ASC 840”), the Company is required to capitalize during the construction period the cash and non-cash assets (with the exception of the land which is not capitalized) contributed by Lessor for the construction as property, plant and equipment on the Company’s consolidated balance sheets, with an offsetting liability for the same amount payable to Lessor included in "Other long-term liabilities."
A portion of the lease arrangement is allocated to the land for which the Company will accrue rent expense during the construction period. The amount of rent expense to be accrued is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of the accrued rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation.
Sale of Spice Assets
On December 8, 2015, the Company completed the sale of certain assets associated with the Company’s manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc., a California corporation (“Harris Spice”) (see Note 4). The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris Spice following the closing. Gain from the earnout is recognized when earned and when realization is assured beyond a reasonable doubt.
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
Assets Held for Sale
The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given the Company's estimate of current market value. Upon designation of a property as an asset held for sale, the Company records the property’s value at the lower of its carrying value or its estimated fair value less estimated costs to sell and ceases depreciation (see Note 5).
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk and interest rate risk. These derivative instruments consist primarily of forward and option contracts. The Company reports the fair value of derivative instruments on its consolidated balance sheets in “Short-term derivative assets,” “Other assets,” “Short-term derivative liabilities,” or “Other long-term liabilities.” The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheets in “Restricted cash” if restricted from withdrawal due to a net loss position in such margin accounts.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

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
The fair value of derivative instruments is based upon broker quotes. At March 31, 2016 and June 30, 2015, approximately 90% and 94%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 6).
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

statements in the three months ended March 31, 2016 and 2015 were $7.0 million and $6.7 million, respectively. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended March 31, 2016 and 2015 was $2.4 million and $2.6 million, respectively.
Coffee brewing equipment costs included in cost of goods sold in the nine months ended March 31, 2016 and 2015 were $20.4 million and $19.6 million, respectively. Depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the nine months ended March 31, 2016 and 2015 was $7.5 million and $7.8 million, respectively.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amount of $5.7 million and $8.6 million in the nine months ended March 31, 2016 and 2015, respectively.
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
Net Income (Loss) Per Common Share
Net income (loss) per share (“EPS”) represents net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (“ESOP”) (see Note 16). Diluted EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income attributable to nonvested restricted stockholders is excluded from net income attributable to common stockholders for purposes of calculating basic and diluted EPS.
Computation of EPS for the three months ended March 31, 2016 includes the dilutive effect of 107,936 shares issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the applicable period, but excludes 59,854 shares issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive. Computation of EPS for the three months ended March 31, 2015 excludes a total of 557,818 shares issuable under stock options, because the Company incurred a net loss and including them would be anti-dilutive.
Computation of EPS for the nine months ended March 31, 2016 and 2015 includes the dilutive effect of 127,806 and 142,391 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the applicable period, but excludes 35,253 and 6,166 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting unit to the carrying value of the net assets of the reporting unit, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference. As of March 31, 2016 and 2015, the Company determined that there were no events or circumstances that indicated impairment and, therefore, no goodwill impairment charges were recorded in the three and nine months ended March 31, 2016 or 2015.
Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying value. There were no such events or circumstances during the three and nine months ended March 31, 2016 and 2015.
Long-Lived Assets, Excluding Goodwill and Indefinite-lived Intangible Assets
The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no such events or circumstances during the three and nine months ended March 31, 2016 and 2015. The Company may incur certain other non-cash asset impairment costs in connection with the Corporate Relocation Plan.
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
The Company accounts for its accrued liability relating to workers’ compensation claims on an undiscounted basis. The estimated gross undiscounted workers’ compensation liability relating to such claims at March 31, 2016 and June 30, 2015, respectively, was $13.6 million and $13.4 million, and the estimated recovery from reinsurance was $2.2 million and $2.5 million, respectively. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in "Other current liabilities" and in "Accrued workers' compensation liabilities," respectively. The estimated insurance receivable is included in "Other assets" on the Company's consolidated balance sheets.
At March 31, 2016 and June 30, 2015, the Company had posted a $7.0 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans for participation in the alternative security program for California self-insurers for workers’ compensation liability and a $4.3 million letter of credit as a security deposit for self-insuring workers' compensation, general liability and auto insurance coverages outside of California.
The estimated liability related to the Company's self-insured group medical insurance at March 31, 2016 and June 30, 2015 was $1.0 million, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company retains the risk within certain aggregate amounts. Cost of the insurance through the captive program is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims at March 31, 2016 and June 30, 2015 was $1.4 million and $0.8 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Recently Adopted Accounting Standards
None.
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 is being issued as part of the FASB's Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. ASU 2016-09 is effective for the Company beginning July 1, 2017. Adoption of ASU 2016-09 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In March 2016, the FASB issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force" ("ASU 2016-05"). ASU 2016-05 clarifies that "a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument" or "a change in a critical term of the hedging relationship." As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. For public business entities, ASU 2016-05 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted including adoption in an interim period. ASU 2016-05 is effective for the Company beginning July 1, 2017. Adoption of ASU 2016-05 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which introduces a new lessee model that brings substantially all leases onto the balance sheet. In addition, while the new guidance retains most of the principles of the existing lessor model in GAAP, it aligns many of those principles with ASC 606, "Revenue From Contracts With Customers." For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. Adoption of ASU 2016-02 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. ASU 2015-17 is effective for the Company beginning July 1, 2017. Adoption of ASU 2015-17 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. ASU 2015-16 is effective for the Company beginning July

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

1, 2016. Adoption of ASU 2015-16 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 incorporates into the ASC an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standard, as issued, did not address revolving lines of credit, which may not have outstanding balances. An entity that repeatedly draws on a revolving credit facility and then repays the balance could present the cost as a deferred asset and reclassify all or a portion of it as a direct deduction from the liability whenever a balance is outstanding. However, the SEC staff’s announcement provides a less-cumbersome alternative. Either way, the cost should be amortized over the term of the arrangement. ASU 2015-15 is effective for the Company beginning July 1, 2016. The SEC staff guidance is also effective for the Company beginning July 1, 2016. Adoption of ASU 2015-15 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize investments for which the fair values are measured using the net asset value per share practical expedient within the fair value hierarchy. It also limits certain disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. ASU 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. ASU 2015-07 is effective for the Company beginning July 1, 2016. The Company is in the process of assessing the impact of the adoption of ASU 2015-07 on its consolidated financial statements.
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On July 9, 2015, the FASB issued ASU No. 2015-14, "Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

being effective January 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 on its results of operations, financial position and cash flows.

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
The Company expects to close its Torrance facility in phases, and began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at the Company’s Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, the Company moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to its Houston and Portland production facilities and in conjunction relocated its Houston distribution operations to its Oklahoma City distribution center. As of March 31, 2016, distribution continued to take place out of the Company’s Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. Effective September 15, 2015, the Company transferred a majority of its primary administrative offices from Torrance to Fort Worth, Texas, where the Company has leased 32,000 square feet of temporary office space. The transfer of the Company’s primary administrative offices to this temporary office space was substantially completed in the second quarter of fiscal 2016. On December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice (see Note 4). Pursuant to a transitional co-packaging supply agreement, the Company will provide Harris Spice with certain transition services for a limited time period following closing of the sale. As a result, spice blending, grinding and packaging will continue to take place at the Company’s Torrance production facility until the conclusion of the transition services, which is expected to occur during the fourth quarter of fiscal 2016. In December 2015, the Company announced its plans to replace its long-haul fleet operations with third party logistics ("3PL") and a vendor managed inventory initiative. The first phase of the 3PL program began in January 2016 and is expected to be fully implemented by the end of the fourth quarter of fiscal 2016. In April 2016, the Company entered into a purchase and sale agreement to sell its Torrance facility (see Note 5). Construction of and relocation to the New Facility are expected to be completed by the end of the second quarter of fiscal 2017.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, the Company estimates that it will incur approximately $30.0 million in cash costs consisting of $17.0 million in employee retention and separation benefits, $5.0 million in facility-related costs and $8.0 million in other related costs.
Expenses related to the Corporate Relocation Plan in the three months ended March 31, 2016 consisted of $1.8 million in employee retention and separation benefits, $0.8 million in facility-related costs including lease of temporary office space and costs associated with the move of the Company's headquarters, and $0.6 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the three months ended March 31, 2016 also included $0.2 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Expenses related to the Corporate Relocation Plan in the nine months ended March 31, 2016 consisted of $8.5 million in employee retention and separation benefits, $2.7 million in facility-related costs including lease of temporary office space and costs associated with the move of the Company's headquarters, and $2.7 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the nine months ended March 31, 2016 also included $0.8 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Since adoption of the Corporate Relocation Plan through March 31, 2016, the Company has recognized a total of $23.2 million of the estimated $30.0 million in aggregate cash costs consisting of an aggregate of $15.0 million in employee retention and separation benefits, $2.5 million in facility-related costs and $5.7 million in other related costs. The remainder is expected to be recognized in the fourth quarter of fiscal 2016 and the first half of fiscal 2017. The Company may incur certain other non-cash asset impairment costs, postretirement benefit costs and pension-related costs.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the nine months ended March 31, 2016:

(In thousands)	Balances, June 30, 2015	Additions	Payments	Non-Cash Settled	Adjustments	Balances, March 31, 2016
Employee-related costs(1)	$6,156	$8,455	$11,018	$—	$—	$3,593
Facility-related costs(2)	—	2,706	1,883	823	—	—
Other(3)	200	2,694	2,894	—	—	—
Total	$6,356	$13,855	$15,795	$823	$—	$3,593
Current portion	6,356					3,593
Non-current portion	—					—
Total	$6,356					$3,593
_______________
(1) Included in "Accrued payroll expenses" on the Company's consolidated balance sheets.
(2) Non-cash settled facility-related costs represent depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and included in "Property, plant and equipment, net" on the Company's consolidated balance sheets.
(3) Included in "Accounts payable" on the Company's consolidated balance sheets.

Note 3. Facility Lease Obligation
On July 17, 2015, the Company entered into the Lease Agreement pursuant to which the Company will lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas, which will include corporate offices, areas dedicated to manufacturing and distribution, as well as a lab. The Lease Agreement was amended pursuant to the First Amendment to Lease Agreement, dated as of December 29, 2015 (the “First Amendment”), pursuant to which certain delivery dates under the Lease Agreement were extended, and the Second Amendment to Lease Agreement, dated as of March 10, 2016 (the “Second Amendment”), pursuant to which, among other things, the base rent schedule was increased from $49.6 million to $56.6 million, the option purchase price under the Lease Agreement was increased from 103% to 103.5%, and certain construction items submitted by the Company were approved by the Lessor.
Based on the final budget, which reflects substantial completion of the principal design work for the New Facility, the Company estimates that the construction costs for the New Facility will be approximately $55.0 million to $60.0 million plus an additional $35.0 million to $39.0 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. As compared to the preliminary budget, the final budget reflects, among other things, an increase in facility size and scope of building design, including a larger warehouse and a larger manufacturing footprint; additional infrastructure and automation to support staged manufacturing and production line capacity allowing for future capacity growth; and certain other estimated landlord costs under the Lease Agreement. The majority of the construction costs associated with the New Facility are expected to be incurred in early fiscal 2017. Principal design work for the New Facility was substantially completed in March 2016. The construction of the New Facility is estimated to be completed by the end of the second quarter of fiscal 2017.
The New Facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to the Company's involvement in the construction of the New Facility, as the deemed general contractor, pursuant to ASC 840, the Company is required to capitalize during the construction period the cash and non-cash assets (with the exception of the land which is not capitalized) contributed by Lessor for the construction as property, plant and equipment on the Company’s consolidated balance sheets, with an offsetting liability for the same amount payable to Lessor included in "Other long-term liabilities."
The Company recorded an asset related to the facility lease obligation included in property, plant and equipment of $19.2 million at March 31, 2016. The facility lease obligation included in "Other long-term liabilities" on the Company’s consolidated balance sheet was $19.2 million at March 31, 2016 (see Note 13). There were no such amounts recorded at June 30, 2015. At March 31, 2016 and June 30, 2015, respectively, the Company had recorded $0 and $0.3 million in "Other receivables" included in "Accounts and notes receivable, net" on its consolidated balance sheets representing costs it incurred associated with the New Facility (see Note 9).

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

A portion of the lease arrangement is allocated to land for which the Company will accrue rent expense during the construction period. The amount of rent expense accrued is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of accrued expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation. Rent expense associated with the portion of the lease arrangement allocated to the land included in the Company’s consolidated statements of operations in the three and nine months ended March 31, 2016 was $67,000 and $0.2 million, respectively. There was no comparable rent expense in the three and nine months ended March 31, 2015.
The Lease Agreement contains a purchase option exercisable at any time by the Company on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103.5% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. Based upon, among other things, the final budget which includes amounts in respect of construction costs, acquisition of the land upon which the New Facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of $2.7 million, the Company estimates that, if it were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the option purchase price in lieu of the lease payments would be $58.6 million payable in the year ending June 30, 2017. The decision of whether to exercise the option or not will depend upon, among other things, whether the Company can consummate the sale of the Torrance facility at the negotiated price. If the Company does not exercise the purchase option by December 31, 2016, the obligation to pay annual base rent under the Lease Agreement will commence.
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
Based on the final budget, the Company estimates that the annual base rent would be approximately $4.2 million. The annual base rent will increase by 2% during each year of the lease term.
On July 17, 2015, the Company also entered into a Development Management Agreement (the “DMA”) with Stream Realty Partners-DFW, L.P., a Texas limited partnership (“Developer”). Pursuant to the DMA, which was amended ("First Amendment to DMA") on January 5, 2016 to amend certain dates and on March 25, 2016 ("Second Amendment to DMA") to acknowledge satisfaction of certain project commencement conditions, the Company retained the services of Developer to manage, coordinate, represent, assist and advise the Company on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the New Facility. The term of the DMA is from July 17, 2015 until final completion of the project. Pursuant to the DMA, the Company will pay Developer:
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
Note 4. Sale of Spice Assets
On December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice. Harris Spice acquired substantially all of the Company’s personal property used exclusively in connection with the Spice Assets, including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD Customers, and assumed certain

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris Spice following the closing. The Company recognized $0.4 million in earnout during the three and nine months ended March 31, 2016, of which $0.3 million was included in gain from sale of Spice Assets in each of the three and nine months ended March 31, 2016.
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

Note 5. Assets Held for Sale
The Company has listed for sale its Torrance facility and certain of its branch properties in Northern California. The Company is actively marketing these properties and has entered into purchase and sale agreements with prospective buyers. The Company expects these properties will be sold within one year. Accordingly, the Company has designated these properties as assets held for sale and recorded the carrying values of these properties in the aggregate amount of $9.3 million as "Assets held for sale" on the Company's consolidated balance sheet at March 31, 2016.

Note 6. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its PTF green coffee purchase contracts, which are described further in Note 1. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2016 and June 30, 2015:

(In thousands)	March 31, 2016	June 30, 2015
Derivative instruments designated as cash flow hedges:
Long coffee pounds	33,300	32,288
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	4,126	1,954
Less: short coffee pounds	563	—
Total	36,863	34,242
Coffee-related derivative instruments designated as cash flow hedges outstanding as of March 31, 2016 will expire within 21 months.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	March 31,	June 30,	March 31,	June 30,
(In thousands)	2016(1)	2015(2)	2016(1)	2015(2)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$874	$128	$231	$25
Long-term derivative assets:
Coffee-related derivative instruments	$765	$136	$—	$2
Short-term derivative liabilities:
Coffee-related derivative instruments	$19	$4,128	$47	$2
Long-term derivative liabilities:
Coffee-related derivative instruments	$257	$163	$—	$—
____________
(1) Included in "Short-term derivative assets" and "Other assets" on the Company's consolidated balance sheet at March 31, 2016.
(2) Included in "Short-term derivative liabilities" and "Other long-term liabilities" on the Company's consolidated balance sheet at June 30, 2015.
Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in "AOCI," "Cost of goods sold" and "Other, net":

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2016	2015	2016	2015
Net losses recognized in accumulated other comprehensive income (loss) (effective portion)	$(1,245)	$(9,117)	$(5,575)	$(11,700)	AOCI
Net (losses) gains recognized in earnings (effective portion)	$(2,677)	$(375)	$(11,504)	$9,467	Cost of goods sold
Net losses recognized in earnings (ineffective portion)	$(84)	$(89)	$(568)	$(259)	Other, net
For the three and nine months ended March 31, 2016 and 2015, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Net gains and losses recorded in "Other, net" are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Net gains (losses) on coffee-related derivative instruments	$239	$(1,834)	$(455)	$(2,690)
Net gains on investments	2	265	120	281
Net gains (losses) on derivative instruments and investments(1)	241	(1,569)	(335)	(2,409)
Other gains (losses), net	372	—	370	246
Other, net	$613	$(1,569)	$35	$(2,163)
_______________

(1)	Excludes net (losses) gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2016 and 2015.
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2016	Derivative assets	$1,870	$(323)	$—	$1,547
	Derivative liabilities	$323	$(323)	$—	$—
June 30, 2015	Derivative assets	$291	$(291)	$—	$—
	Derivative liabilities	$4,292	$(291)	$1,001	$3,000
Credit-Risk-Related Features
The Company does not have any credit-risk-related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At March 31, 2016 and June 30, 2015, the Company had $0 and $1.0 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2016, $3.4 million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2016. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months may likely differ from these values.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 7. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2016	2015	2016	2015
Total gains recognized from trading securities held for investment	$2	$265	$120	$281
Less: Realized gains (losses) from sales of trading securities held for investment	$17	$—	$(10)	$39
Unrealized (losses) gains from trading securities held for investment	$(15)	$265	$130	$242

Note 8. Fair Value Measurements
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2016
Preferred stock(1)	$24,814	$21,195	$3,619	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$1,639	$—	$1,639	$—
Coffee-related derivative liabilities(2)	$276	$—	$276	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$231	$—	$231	$—
Coffee-related derivative liabilities(2)	$47	$—	$47	$—

June 30, 2015	Total	Level 1	Level 2	Level 3
Preferred stock(1)	$23,665	$19,132	$4,533	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$264	$—	$264	$—
Coffee-related derivative liabilities(2)	$4,290	$—	$4,290	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$27	$—	$27	$—
Coffee-related derivative liabilities(2)	$2	$—	$2	$—
____________________

(1)	Included in "Short-term investments" on the Company's consolidated balance sheets.

(2)	The Company's coffee derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
During the nine months ended March 31, 2016, there was one transfer of preferred stock from Level 1 to Level 2, resulting from a decrease in the quantity and quality of information related to trading activity and broker quotes for that security. The Company's coffee derivative instruments that were previously classified as Level 1 were appropriately reclassified as Level 2 because they are traded over-the-counter.

Note 9. Accounts and Notes Receivable, Net

(In thousands)	March 31, 2016	June 30, 2015
Trade receivables	$44,926	$38,783
Other receivables(1)(2)	2,714	2,021
Allowance for doubtful accounts	(1,072)	(643)
Accounts and notes receivable, net	$46,568	$40,161
__________
(1) At March 31, 2016 and June 30, 2015, respectively, the Company had recorded $0 and $0.3 million in "Other receivables" included in "Accounts and notes receivable, net" on its consolidated balance sheets representing costs the Company incurred associated with the New Facility.
(2) At March 31, 2016 and June 30, 2015, respectively, the Company had recorded $0.4 million and $0 in "Other receivables" included in "Accounts and notes receivable, net" on its consolidated balance sheets representing earnout receivable from Harris Spice.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Note 10. Inventories

(In thousands)	March 31, 2016	June 30, 2015
Coffee:
Processed	$15,503	$13,837
Unprocessed	12,227	11,968
Total	$27,730	$25,805
Tea and culinary products:
Processed	$19,905	$17,022
Unprocessed	2,028	2,764
Total	$21,933	$19,786
Coffee brewing equipment parts	$4,887	$4,931
Total inventories	$54,550	$50,522
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
Because the Company anticipates that its inventory levels at June 30, 2016 will decrease from June 30, 2015 levels, the Company recorded $0.8 million and $1.1 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three and nine months ended March 31, 2016, which increased net income for the three and nine months ended March 31, 2016 by $0.8 million and $1.1 million, respectively. In the three and nine months ended March 31, 2015, the Company recorded $0.7 million and $3.2 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold which increased net income for the three and nine months ended March 31, 2015 by $0.7 million and $3.2 million, respectively.

Note 11. Employee Benefit Plans
The Company provides benefit plans for most full-time employees, including 401(k), health and other welfare benefit plans and, in certain circumstances, pension benefits. Generally the plans provide benefits based on years of service and/or a combination of years of service and earnings. In addition, the Company contributes to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and eleven multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, the Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. The Company also provides a postretirement death benefit to certain of its employees and retirees.

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
(In thousands)
Service cost	$97	$97	$291	$291
Interest cost	1,546	1,415	4,638	4,245
Expected return on plan assets	(1,710)	(1,823)	(5,130)	(5,469)
Amortization of net loss(1)	370	303	1,110	909
Net periodic benefit cost (credit)	$303	$(8)	$909	$(24)
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

The risks of participating in multiemployer pension plans are different from single-employer plans in that: (i) assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (iii) if the Company stops participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
In fiscal 2012, the Company withdrew from the Local 807 Labor Management Pension Fund (the "Pension Fund") and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. The $4.3 million estimated withdrawal liability, with the short-term and long-term portions reflected in current and long-term liabilities, respectively, is reflected on the Company's consolidated balance sheets at March 31, 2016 and June 30, 2015. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability.
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
Multiemployer Plans Other Than Pension Plans
The Company participates in eleven multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before January 31, 2020.
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
The Company recorded matching contributions of $1.2 million and $1.1 million in operating expenses in the nine months ended March 31, 2016 and 2015, respectively.
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
The Company also provides a postretirement death benefit ("Death Benefit") to certain of its employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

conditions related to the manner of employment termination and manner of death. The Company records the actuarially determined liability for the present value of the postretirement death benefit. The Company has purchased life insurance policies to fund the postretirement death benefit wherein the Company owns the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. The Company records an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
The Company may be required to recognize postretirement benefit costs in connection with the Corporate Relocation Plan.
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three and nine months ended March 31, 2016 and 2015. Net periodic postretirement benefit credit (credit) for the three and nine months ended March 31, 2016 is based on employee census information and asset information as of June 30, 2015.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
(In thousands)
Service cost	$347	$299	$1,041	$897
Interest cost	299	235	897	705
Amortization of net gain	(49)	(125)	(147)	(375)
Amortization of net prior service credit	(439)	(439)	(1,317)	(1,317)
Net periodic postretirement benefit cost (credit)	$158	$(30)	$474	$(90)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2016	2015
Retiree Medical Plan discount rate	4.69%	4.29%
Death Benefit discount rate	4.74%	4.48%

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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

The Credit Agreement has a commitment fee ranging from 0.25% to 0.375% per annum based on Average Revolver Usage. Outstanding obligations under the Credit Agreement are collateralized by all of the Borrowers’ and the Guarantors’ assets, excluding, among other things, real property not included in the Borrowing Base, machinery and equipment (other than inventory), and the Company’s preferred stock portfolio. The Credit Agreement expires on March 2, 2020.
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
At March 31, 2016, the Company was eligible to borrow up to a total of $59.2 million under the Revolving Facility. At March 31, 2016, the Company had outstanding borrowings of $0.3 million, utilized $11.5 million of the letters of credit sublimit including $7.0 million as a security deposit for self-insuring California workers' compensation liability and $4.3 million as a security deposit for self-insuring workers' compensation, general liability and auto insurance coverages outside of California, and had excess availability under the Revolving Facility of $47.4 million. At March 31, 2016, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.67%. At March 31, 2016, the Company was in compliance with all of the restrictive covenants under the Credit Agreement.

Note 13. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2016	June 30, 2015
Texas facility lease obligation(1)	$19,154	$—
Derivative liabilities	—	25
Earnout payable—RLC Acquisition	100	200
Other long-term liabilities	$19,254	$225
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
Stock Options
The share-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest. Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the stock options. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
Non-Qualified Stock Options with Time-Based Vesting (“NQOs”)
In the nine months ended March 31, 2016, the Company granted 18,589 shares issuable upon the exercise of NQOs with a weighted average exercise price of $29.17 per share to eligible employees under the Amended Equity Plan which vest ratably over a three-year period. In the nine months ended March 31, 2015, the Company granted 13,123 shares issuable upon the exercise of NQOs with a weighted average exercise price of $23.44 per share to eligible employees under the Amended Equity Plan which vest ratably over a three-year period.
Following are the weighted average assumptions used in the Black-Scholes valuation model for NQOs granted during the nine months ended March 31, 2016.

Nine Months Ended March 31, 2016
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
The following table summarizes NQO activity for the nine months ended March 31, 2016:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	329,300	12.30	5.54	3.9	3,700
Granted	18,589	29.17	12.74	6.6	—
Exercised	(100,895)	12.99	5.59	—	1,574
Cancelled/Forfeited	(18,371)	13.45	6.17	—	—
Outstanding at March 31, 2016	228,623	13.28	6.05	3.8	3,336
Vested and exercisable, March 31, 2016	188,705	10.50	4.90	3.3	3,278
Vested and expected to vest, March 31, 2016	225,974	13.12	5.99	3.8	3,333
The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.87 at March 31, 2016 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of that date. The aggregate intrinsic value of NQO exercises in the nine months ended March 31, 2016 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
A total of 43,225 shares issuable under NQOs vested during the nine months ended March 31, 2016. During each of the nine months ended March 31, 2016 and 2015, the Company received $1.3 million in proceeds from exercises of vested NQOs.
As of March 31, 2016 and June 30, 2015, there was $0.4 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at March 31, 2016 is expected to be recognized over the weighted average

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

period of 2.3 years. Total compensation expense for NQOs in the three months ended March 31, 2016 and 2015 was $45,000 and $0.1 million, respectively. Total compensation expense for NQOs in the nine months ended March 31, 2016 and 2015 was $0.2 million and $0.3 million, respectively.
Non-Qualified Stock Options with Performance-Based and Time-Based Vesting (“PNQs”)
In the nine months ended March 31, 2016, the Company granted 143,466 shares issuable upon the exercise of PNQs with a weighted average exercise price of $29.48 per share to eligible employees under the Amended Equity Plan. These PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ becoming exercisable each year on the anniversary of the grant date, based on the Company’s achievement of a modified net income target for fiscal 2016 ("FY16 Target") as approved by the Compensation Committee, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting dates and the acceleration provisions contained in the Amended Equity Plan and the applicable award agreement. But if actual modified net income for fiscal 2016 is less than the FY16 Target, then 20% of the total shares issuable under such grant will be forfeited.
Following are the weighted average assumptions used in the Black-Scholes valuation model for PNQs granted during the nine months ended March 31, 2016.

Nine Months Ended March 31, 2016
Weighted average fair value of PNQs	$11.46
Risk-free interest rate	1.71%
Dividend yield	—%
Average expected term	4.9 years
Expected stock price volatility	42.5%
 The following table summarizes PNQ activity for the nine months ended March 31, 2016:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	224,067	22.44	10.31	6.0	237
Granted	143,466	29.48	11.46	6.5	—
Exercised	(14,144)	21.20	10.45	—	107
Cancelled/Forfeited	(64,790)	23.20	10.37	—	—
Outstanding at March 31, 2016	288,599	25.83	10.86	6.0	588
Vested and exercisable, March 31, 2016	48,132	22.52	10.31	5.4	257
Vested and expected to vest, March 31, 2016	272,503	25.74	10.85	6.0	579
 The aggregate intrinsic value outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.87 at March 31, 2016 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of that date. The aggregate intrinsic value of PNQ exercises in the nine months ended March 31, 2016 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
As of March 31, 2016, the Company met the performance target for the first year of the fiscal 2014 and fiscal 2015 awards and expects that it will achieve the cumulative performance targets set forth in the PNQ agreements for the fiscal 2014, fiscal 2015 and fiscal 2016 awards. During the nine months ended March 31, 2016, 27,317 shares of PNQs vested. During the nine months ended March 31, 2016 and 2015, respectively, the Company received $0.3 million and $0 in proceeds from exercises of vested PNQs.
As of March 31, 2016 and June 30, 2015, there was $2.1 million and $1.5 million, respectively, in unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at March 31, 2016 is expected to be recognized over the weighted average period of 1.6 years. Total compensation expense for PNQs in the three months ended

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

March 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Total compensation expense for PNQs in the nine months ended March 31, 2016 and 2015 was $0.3 million and $0.4 million, respectively.
Restricted Stock
In the nine months ended March 31, 2016, the Company granted 9,638 shares of restricted stock under the Amended Equity Plan with a weighted average grant date fair value of $29.91 per share to eligible employees and non-employee directors.
Shares of restricted stock generally vest at the end of three years for eligible employees and ratably over a period of three years for non-employee directors. During the nine months ended March 31, 2016, 24,841 shares of restricted stock vested, of which 5,177 shares were withheld to meet the employees' minimum statutory tax withholding and retired.
The following table summarizes restricted stock activity for the nine months ended March 31, 2016:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	47,082	16.48	1.2	1,106
Granted	9,638	29.91	3.0	288
Vested/Released(1)	(24,841)	14.08	—	747
Cancelled/Forfeited	(8,619)	13.06	—	—
Outstanding at March 31, 2016	23,260	25.88	2.1	648
Expected to vest, March 31, 2016	21,569	25.79	2.1	601
_____________
(1) Includes 5,177 shares that were withheld to meet the employees' minimum statutory tax withholding and retired.
The aggregate intrinsic value of shares outstanding at the end of each period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.87 at March 31, 2016 and $23.50 at June 30, 2015, representing the last trading day of the applicable fiscal period. Restricted stock that is expected to vest is net of estimated forfeitures.
Compensation expense is recognized on a straight-line basis over the service period based on the estimated fair value of the restricted stock. Compensation expense recognized in the each of the three months ended March 31, 2016 and 2015 was $0.1 million. Compensation expense recognized in the nine months ended March 31, 2016 and 2015 was $0.1 million and $0.2 million, respectively. As of March 31, 2016 and June 30, 2015, there was approximately $0.5 million of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to the restricted stock at March 31, 2016 is expected to be recognized over the weighted average period of 2.2 years.

Note 15. Income Taxes
The Company's effective tax rates for the three and nine months ended March 31, 2016 were 3.5% and 5.3%, respectively. The Company’s effective tax rates for the three and nine months ended March 31, 2015 were 7.8% and 7.5%, respectively.
The Company's effective tax rates for the current and prior year periods were lower than the U.S. statutory rate of 35% primarily due to the impact of the Company's net operating losses to offset taxable income. As net operating losses are used, the corresponding valuation allowance is decreased.
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
After consideration of positive and negative evidence, including the recent history of losses, the Company cannot conclude that it is more likely than not that it will generate future earnings sufficient to realize the Company's net deferred tax

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

assets. Accordingly, the Company is maintaining a valuation allowance against its net deferred tax assets. The Company decreased its valuation allowance by $0.6 million in the three months ended March 31, 2016 to $82.5 million. The valuation allowance at June 30, 2015 was $84.9 million.
The Company will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that the Company will realize its net deferred tax assets.
As of March 31, 2016 and June 30, 2015, the Company had no unrecognized tax benefits. The Internal Revenue Service is currently auditing the Company's tax year ended June 30, 2013.

Note 16. Net Income (Loss) Per Common Share

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share data)	2016	2015	2016	2015
Net income (loss) attributable to common stockholders—basic	$1,190	$(2,561)	$5,673	$2,829
Net income (loss) attributable to nonvested restricted stockholders	2	(11)	6	10
Net income (loss)	$1,192	$(2,572)	$5,679	$2,839

Weighted average common shares outstanding—basic	16,539,479	16,223,981	16,486,469	16,200,747
Effect of dilutive securities:
Shares issuable under stock options	107,936	—	127,806	142,391
Weighted average common shares outstanding—diluted	16,647,415	16,223,981	16,614,275	16,343,138
Net income (loss) per common share—basic	$0.07	$(0.16)	$0.34	$0.18
Net income (loss) per common share—diluted	$0.07	$(0.16)	$0.34	$0.17

Note 17. Commitments and Contingencies
Facility Lease Obligation
On July 17, 2015, the Company entered into the Lease Agreement, as amended, with Lessor pursuant to which the Company will lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas (see Note 3).
The Company recorded an asset related to the facility lease obligation included in property, plant and equipment of $19.2 million at March 31, 2016. The facility lease obligation included in "Other long-term liabilities" on the Company’s consolidated balance sheet was $19.2 million at March 31, 2016. There were no such amounts recorded at June 30, 2015 (see Note 13).

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)______________________________________________________________________________________________

Contractual obligations for the remainder of fiscal 2016 and future fiscal years are as follows:

	Contractual Obligations
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	New Facility Lease Obligation(1)	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments(2)
Three months ending June 30,
2016	$1,170	$1,148	$—	$1,898	$269	$307	$30,696
Year Ending June 30,
2017	1,598	3,836	2,197	7,828	1,171	—	34,617
2018	900	3,088	4,438	8,137	1,306	—	—
2019	144	2,346	4,526	8,407	1,480	—	—
2020	51	1,185	4,617	8,687	1,555	—	—
Thereafter	4	395	60,202	47,033	8,950	—	—
		$11,998	$75,980	$81,990	$14,731	$307	$65,313
Total minimum lease payments	$3,867
Less: imputed interest (0.82% to 10.7%)	(749)
Present value of future minimum lease payments	$3,118
Less: current portion	1,871
Long-term capital lease obligations	$1,247
____________
(1) Includes estimated minimum lease payments commencing December 31, 2016 for the New Facility under the Lease Agreement assuming the purchase option thereunder is not exercised. Calculation of the annual base rent under the Lease Agreement shown in the table is based on the final budget. If the Company were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the estimated option purchase price in lieu of the lease payments would be $58.6 million payable in the year ending June 30, 2017 (see Note 3).
(2) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of March 31, 2016. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.
Non-cancelable Purchase Orders
As of March 31, 2016, the Company had committed to purchase green coffee inventory totaling $59.8 million under fixed-price contracts, other inventory totaling $5.3 million and equipment totaling $0.2 million under non-cancelable purchase orders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission (the "SEC") on September 14, 2015 (the "2015 10-K").  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of implementation of the Company’s corporate relocation plan, the successful completion of the sale of the Company’s Torrance facility, the diversion of management time on the Corporate Relocation Plan and other transaction-related issues, the timing and success of the Company in realizing estimated savings from third party logistics and vendor managed inventory, the realization of the Company’s cost savings estimates, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future period.
Corporate Relocation Plan
On February 5, 2015, we announced a plan approved by our Board of Directors on February 3, 2015, pursuant to which we will close our Torrance, California facility and relocate these operations to a new facility (the "New Facility") housing our manufacturing, distribution, coffee lab and corporate headquarters (the "Corporate Relocation Plan"). Approximately 350 positions are impacted as a result of the Torrance facility closure. The New Facility will be located in Northlake, Texas in the Dallas/Fort Worth area. Our decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
We expect to close our Torrance facility in phases, and we began the process in the spring of 2015. Through April 2015, coffee purchasing, roasting, grinding, packaging and product development took place at our Torrance, California, Portland, Oregon and Houston, Texas production facilities. In May 2015, we moved the coffee roasting, grinding and packaging functions that had been conducted in Torrance to our Houston and Portland production facilities and in conjunction relocated our Houston distribution operations to our Oklahoma City distribution center. As of March 31, 2016, distribution continued to take place out of our Torrance and Portland production facilities, as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. Effective September 15, 2015, we transferred a majority of our primary administrative offices from Torrance to Fort Worth, Texas, where we have leased 32,000 square feet of temporary office space. The transfer of our primary administrative offices to this temporary office space was substantially completed in the second quarter of fiscal 2016. On December 8, 2015, we completed the sale of certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc., a California corporation (“Harris Spice”). Pursuant to a transitional co-packaging supply agreement, we will provide Harris Spice with certain transition services for a limited time period following closing of the sale. As a result, spice blending, grinding and packaging will continue to take place at our Torrance production facility until the conclusion of the transition services, which is expected to occur during the fourth quarter of fiscal 2016. In December 2015, we announced our plans to replace our long-haul fleet operations with third party logistics ("3PL") and a vendor managed inventory initiative. The first phase of the 3PL program began in January 2016 and is expected to be fully implemented by the end of the fourth quarter of fiscal 2016. In April 2016, we entered into a purchase and sale agreement to sell our Torrance facility. Construction of and relocation to the New Facility are expected to be completed by the end of the second quarter of fiscal 2017.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, we estimate that we will incur approximately $30.0 million in cash costs consisting of $17.0 million in employee retention and separation benefits, $5.0 million in facility-related costs and $8.0 million in other related costs.
Expenses related to the Corporate Relocation Plan in the three months ended March 31, 2016 consisted of $1.8 million in employee retention and separation benefits, $0.8 million in facility-related costs including lease of temporary office space and costs associated with the move of the Company's headquarters, and $0.6 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the three months ended March 31, 2016 also included $0.2 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Expenses related to the Corporate Relocation Plan in the nine months ended March 31, 2016 consisted of $8.5 million in employee retention and separation benefits, $2.7 million in facility-related costs including lease of temporary office space and costs associated with the move of the Company's headquarters, and $2.7 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the nine months ended March 31, 2016 also included $0.8 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Since adoption of the Corporate Relocation Plan through March 31, 2016, we have recognized a total of $23.2 million of the estimated $30.0 million in aggregate cash costs consisting of an aggregate of $15.0 million in employee retention and separation benefits, $2.5 million in facility-related costs and $5.7 million in other related costs. The remainder is expected to be recognized in the fourth quarter of fiscal 2016 and the first half of fiscal 2017. We may incur certain other non-cash asset impairment costs, postretirement benefit costs and pension-related costs.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the nine months ended March 31, 2016:

(In thousands)	Balances, June 30, 2015	Additions	Payments	Non-Cash Settled	Adjustments	Balances, March 31, 2016
Employee-related costs(1)	$6,156	$8,455	$11,018	$—	$—	$3,593
Facility-related costs(2)	—	2,706	1,883	823	—	—
Other(3)	200	2,694	2,894	—	—	—
Total	$6,356	$13,855	$15,795	$823	$—	$3,593
Current portion	6,356					3,593
Non-current portion	—					—
Total	$6,356					$3,593
_______________

(1)	Included in "Accrued payroll expenses" on the Company's consolidated balance sheets.

(2)
Non-cash settled facility-related costs represent depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and included in "Property, plant and equipment, net" on the Company’s consolidated balance sheets.

(3)	Included in "Accounts payable" on the Company's consolidated balance sheets.
Facility Lease Obligation
On July 17, 2015, we entered into a lease agreement, as amended (the “Lease Agreement”) with WF-FB NLTX, LLC, a Delaware limited liability company (the “Lessor”), to lease a 538,000 square foot facility to be constructed on 28.2 acres of land located in Northlake, Texas, which will include corporate offices, areas dedicated to manufacturing and distribution, as well as a lab. The Lease Agreement was amended pursuant to the First Amendment to Lease Agreement, dated as of December 29, 2015 (the “First Amendment”), pursuant to which certain delivery dates under the Lease Agreement were extended, and the Second Amendment to Lease Agreement, dated as of March 10, 2016 (the “Second Amendment”), pursuant to which, among other things, the base rent schedule was increased from $49.6 million to $56.6 million, the option purchase price under the Lease Agreement was increased from 103% to 103.5%, and certain construction items submitted by the Company were approved by the Lessor. The foregoing summary of the First Amendment and the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the First Amendment and the Second Amendment which are filed with this Quarterly Report on Form 10-Q as Exhibit 10.36 and Exhibit 10.37, respectively. Principal design work for the New Facility was substantially completed in March 2016. The construction of the New Facility is estimated to be completed by the end of the second quarter of fiscal 2017.
The New Facility will be constructed by Lessor, at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Due to our involvement in the construction of the New Facility, as the deemed general contractor, pursuant to Accounting Standards Codification (“ASC”) 840, “Leases,” we are required to capitalize during the construction period the cash and non-cash assets (with the exception of the land which is not capitalized) contributed by Lessor for the construction as property, plant and equipment on our consolidated balance sheets with an offsetting liability for the same amount payable to Lessor included in "Other long-term liabilities." We recorded an asset related to the facility lease obligation included in property, plant and equipment of $19.2 million at March 31, 2016. The facility lease obligation included in "Other long-term liabilities" on our consolidated balance sheet was $19.2 million at March 31, 2016. There were no such amounts recorded at June 30, 2015. At March 31, 2016 and June 30, 2015, respectively, we recorded $0 and $0.3 million in “Other receivables” included in "Accounts and notes receivable, net" on our consolidated balance sheets representing costs we incurred associated with the New Facility.
A portion of the lease arrangement is allocated to the land for which we will accrue rent expense during the construction period. The amount of rent expense to be accrued is determined using the fair value of the leased land at construction commencement and our incremental borrowing rate, and is recognized on a straight-line basis. Once rent payments commence under the Lease Agreement, all amounts in excess of accrued rent expense will be recorded as a debt-service payment and recognized as interest expense and a reduction of the financing obligation. Rent expense associated with the portion of the lease arrangement allocated to the land included in our consolidated statements of operations in the three and nine months ended March 31, 2016 was $67,000 and $0.2 million, respectively. There was no comparable rent expense in the three and nine months ended March 31, 2015.
The Lease Agreement contains a purchase option exercisable at any time by us on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103.5% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. Based upon, among other things, the final budget which includes amounts in respect of construction costs, acquisition of the land upon which the New Facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of $2.7 million, we estimate that, if we were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the option purchase price in lieu of the lease payments would be $58.6 million payable in the year ending June 30, 2017. The decision of whether to exercise the option or not will depend upon, among other things, whether we can consummate the sale of the Torrance facility at the negotiated price. If we do not exercise the purchase option by December 31, 2016, the obligation to pay rent under the Lease Agreement will commence. The initial term of the lease is for 15 years from the rent commencement date with six options to renew, each with a renewal term of 5 years. The annual base rent under the Lease Agreement will be an amount equal to:
•the product of 7.50% and (a) the total estimated budget for the project, or (b) all construction costs outlined in the final budget on or prior to the scheduled completion date; or
•the product of 7.50% and the total project costs, to the extent that all components of the document delivery and completion requirement are fully satisfied on or prior to the scheduled completion date.
Based on the final budget, we estimate that the annual base rent would be approximately $4.2 million. The annual base rent will increase by 2% during each year of the lease term.
On July 17, 2015, we also entered into a Development Management Agreement (the “DMA”) with Stream Realty Partners-DFW, L.P., a Texas limited partnership (“Developer”). Pursuant to the DMA, which was amended ("First Amendment to DMA") on January 5, 2016, to amend certain dates and on March 25, 2016 ("Second Amendment to DMA") to acknowledge satisfaction of certain project commencement conditions, we retained the services of Developer to manage, coordinate, represent, assist and advise us on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the New Facility. The foregoing summary of the First Amendment to DMA and the Second Amendment to DMA does not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the First Amendment to DMA and the Second Amendment to DMA which are filed with this Quarterly Report on Form 10-Q as Exhibit 10.39 and Exhibit 10.40, respectively. The term of the DMA is from July 17, 2015 until final completion of the project. Pursuant to the DMA, we will pay Developer:

•	a development fee of 3.25% of all development costs;

•	an oversight fee of 2% of any amounts paid to the Company-contracted parties for any oversight by Developer of Company-contracted work;

•	an incentive fee, the amount of which will be determined by the parties, if final completion occurs prior to the scheduled completion date; and

•	an amount equal to $2.6 million as additional fee in respect of development services.
Sale of Spice Assets
On December 8, 2015, we completed the sale of the Spice Assets to Harris Spice. Harris Spice acquired substantially all of our personal property used exclusively in connection with the Spice Assets, including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than our direct store delivery customers (“DSD Customers”), and assumed certain liabilities relating to the Spice Assets. We received $6.0 million in cash at closing, and we are eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris Spice following the closing. Gain from the earnout is recognized when earned and when realization is assured beyond a reasonable doubt. We recognized $0.4 million in earnout during the three and nine months ended March 31, 2016, of which $0.3 million was included in gain from sale of Spice Assets in each of the three and nine months ended March 31, 2016.
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
Assets Held for Sale
We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. We have listed for sale our Torrance facility and certain of our branch properties in Northern California. We are actively marketing these properties and have entered into purchase and sale agreements with prospective buyers. We expect these properties will be sold within one year. Accordingly, we have designated these properties as assets held for sale and recorded the carrying values of these properties in the aggregate amount of $9.3 million as "Assets held for sale" on our consolidated balance sheet at March 31, 2016.
We have entered into a Purchase and Sale Agreement for the sale of our Torrance facility for an aggregate sale price of $43.0 million. In connection with the Purchase and Sale Agreement, the Buyer agreed to pay an aggregate deposit of $2.0 million. The deposit may be retained by the Seller if the transaction does not close as a result of the Buyer's breach or default under the Purchase and Sale Agreement. The Purchase and Sale Agreement contains representations, warranties and covenants of the parties, closing conditions, termination provisions and other provisions customary for similar transactions. The closing of the sale of the Torrance facility is estimated to take place on June 30, 2016, unless otherwise extended as set forth in the Purchase and Sale Agreement. Pursuant to the Purchase and Sale Agreement, we are entitled to lease back the Torrance facility for an initial term of four months, subject to two one-month extensions at our option. The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by reference to the full text of the Purchase and Sale Agreement which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.41.

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
At March 31, 2016, we were eligible to borrow up to a total of $59.2 million under the Revolving Facility. At March 31, 2016, we had outstanding borrowings of $0.3 million, utilized $11.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $47.4 million. At March 31, 2016, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.67%. At March 31, 2016, we were in compliance with all of the restrictive covenants under the Credit Agreement.

At April 30, 2016, we had estimated outstanding borrowings of $0.3 million, utilized $11.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $47.4 million. At April 30, 2016, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.67%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. As of March 31, 2016, we had $13.3 million in cash and cash equivalents and $24.8 million in short-term investments. We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, the net proceeds from the sale of the Spice Assets, and the expected net proceeds from the sale of our Torrance facility, including additional anticipated proceeds from the disposal of miscellaneous fixed assets relating to the Torrance facility, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including the expected capital expenditures associated with the Corporate Relocation Plan, construction costs for the New Facility and anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures.
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $9.4 million in the nine months ended March 31, 2016 compared to $4.5 million in the nine months ended March 31, 2015. Net cash provided by operating activities in the nine months ended March 31, 2016 was primarily due to higher net income and a higher level of cash inflows from operating activities resulting primarily from proceeds from sales of short-term investments and higher accruals for incentive compensation payments to eligible employees, partially offset by higher cash outflows from purchase of short-term investments, and increases in derivative assets, accounts receivable and inventory balances. Net cash provided by operating activities in the nine months ended March 31, 2016 included the release of restriction on $1.0 million in cash held in coffee-related derivative margin accounts, as we had a net gain position in such accounts. Net cash provided by operating activities in the nine months ended March 31, 2015 was primarily due to lower net income and a higher level of cash outflows from operating activities primarily from payments of accounts payable balances and payroll expenses including a reversal of previously accrued incentive compensation for eligible employees, partially offset by a decrease in derivative assets. In addition, timing differences between the receipt or payment of cash and recognition of the related net (losses) gains from derivative instruments contributed to the differences in cash from operations in the reported periods. In the nine months ended March 31, 2016, non-cash net losses from derivative instruments contributed to the increase in cash flows from operations. In the nine months ended March 31, 2015, non-cash net gains from derivative instruments contributed to the decrease in cash flows from operations.
Net cash used in investing activities was $23.7 million in the nine months ended March 31, 2016 compared to $14.5 million in the nine months ended March 31, 2015. Net cash used in investing activities in the nine months ended March 31, 2016 included $16.2 million for purchases of property, plant and equipment and $13.5 million in purchases of construction-in-progress assets in connection with the construction of the New Facility as the deemed owner under the lease arrangement, offset by proceeds from sales of assets of $6.0 million, including $5.3 million in proceeds from the sale of the Spice Assets, compared to $13.6 million for purchases of property, plant and equipment offset by proceeds from sales of assets, primarily equipment, of $0.2 million in the nine months ended March 31, 2015.
Net cash provided by financing activities was $12.5 million in the nine months ended March 31, 2016 compared to $7.5 million in the nine months ended March 31, 2015. Net cash provided by financing activities in the nine months ended March 31, 2016 included $13.5 million in proceeds from lease financing in connection with the construction of the New Facility as the deemed owner under the lease arrangement, and net borrowings on our credit facility of $0.2 million, compared to net borrowings of $9.5 million in the nine months ended March 31, 2015. Proceeds from stock option exercises during the nine months ended March 31, 2016 were $1.6 million compared to $1.3 million in the nine months ended March 31, 2015. Net cash provided by financing activities in the nine months ended March 31, 2016 was partially offset by $2.7 million used to pay capital lease obligations and $8,000 used to pay financing cost obligations associated with the Revolving Facility. Net cash provided by financing activities in the nine months ended March 31, 2015 was partially offset by $3.0 million used to pay capital lease obligations and $0.2 million used to pay financing cost obligations associated with the Revolving Facility.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan as planned, we estimate that we will incur approximately $30.0 million in cash costs consisting of $17.0 million in employee retention and separation benefits, $5.0 million in facility-related costs and $8.0 million in other related costs. Since adoption of the Corporate Relocation Plan through March 31, 2016, we have recognized a total of $23.2 million of the estimated $30.0 million in aggregate cash costs consisting of an aggregate of $15.0 million in employee retention and separation benefits, $2.5 million in facility-related costs and $5.7 million in other related costs. The remainder is expected to be recognized in the fourth quarter of fiscal 2016 and the first half of fiscal 2017. We may incur certain other non-cash asset impairment costs, postretirement benefit costs and pension-related costs.
In the nine months ended March 31, 2016, we capitalized $16.2 million in property, plant and equipment purchases, which included $5.7 million in expenditures to replace normal wear and tear of coffee brewing equipment, $7.1 million in expenditures for vehicles, and machinery and equipment, $1.9 million in expenditures for machinery and equipment for the New Facility, $0.2 million in building and facility improvements and $1.3 million in IT-related expenditures. Our capital expenditures unrelated to the Corporate Relocation Plan and the New Facility for the remainder of fiscal 2016 are expected to include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and IT-related expenditures.
Based on the final budget, which reflects substantial completion of the principal design work for the New Facility, we estimate that the construction costs for the New Facility will be approximately $55.0 million to $60.0 million plus an additional $35.0 million to $39.0 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. As compared to the preliminary budget, the final budget reflects, among other things, an increase in facility size and scope of building design, including a larger warehouse and a larger manufacturing footprint; additional infrastructure and automation to support staged manufacturing and production line capacity allowing for future capacity growth; and certain other estimated landlord costs under the Lease Agreement. The majority of the construction costs associated with the New Facility are expected to be incurred in early fiscal 2017.
We recorded an asset related to the facility lease obligation included in property, plant and equipment of $19.2 million at March 31, 2016. The facility lease obligation included in "Other long-term liabilities" on our consolidated balance sheet was $19.2 million at March 31, 2016. There were no such amounts recorded at June 30, 2015. The Lease Agreement contains a purchase option exercisable at any time by us on or before ninety days prior to the scheduled completion date with an option purchase price equal to 103.5% of the total project cost as of the date of the option closing if the option closing occurs on or before July 17, 2016. The option purchase price will increase by 0.35% per month thereafter up to and including the date which is the earlier of (A) ninety days after the scheduled completion date and (B) December 31, 2016. Based upon, among other things, the final budget which includes amounts in respect of construction costs, acquisition of the land upon which the New Facility will be constructed, Lessor and Company fees and expenses (such as legal fees), and preliminary contingency amounts of $2.7 million, we estimate that, if we were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the option purchase price in lieu of the lease payments would be $58.6 million payable in the year ending June 30, 2017. The decision of whether to exercise the option or not will depend upon, among other things, whether we can consummate the sale of the Torrance facility at the negotiated price. If we do not exercise the purchase option by December 31, 2016, the obligation to pay annual base rent under the Lease Agreement will commence. Based on the final budget, we estimate that the annual base rent would be approximately $4.2 million. The annual base rent will increase by 2% during each year of the lease term..
Our working capital is composed of the following:

(In thousands)	March 31, 2016	June 30, 2015
Current assets(1)(2)(3)	$154,323	$135,685
Current liabilities	60,558	64,874
Working capital	$93,765	$70,811
__________
(1) At March 31, 2016 and June 30, 2015, respectively, we recorded $0 and $0.3 million in "Other receivables" included in "Accounts and notes receivable, net" on our consolidated balance sheets representing costs we incurred associated with the New Facility.
(2) At March 31, 2016 and June 30, 2015, respectively, we had recorded $0.4 million and $0 in "Other receivables" included in "Accounts and notes receivable, net" on our consolidated balance sheets representing earnout receivable from Harris Spice.
(3) At March 31, 2016, we recorded the carrying value of our Torrance facility and certain of our branch properties in Northern California listed for sale in the aggregate amount of $9.3 million in "Assets held for sale" on our consolidated balance sheet.

Contractual Obligations
The amounts disclosed in our 2015 10-K include our commitments and contractual obligations. Significant changes since June 30, 2015 were as follows:
Facility Lease Obligation
We recorded an asset related to the facility lease obligation included in property, plant and equipment of $19.2 million at March 31, 2016. The facility lease obligation included in "Other long-term liabilities" on our consolidated balance sheet was $19.2 million at March 31, 2016. There were no such amounts recorded at June 30, 2015.
The following table contains information regarding total contractual obligations as of March 31, 2016, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	4-5 Years	More Than 5 Years
Contractual obligations:
Capital lease obligations(1)	$3,867	$1,170	$2,498	$195	$4
Operating lease obligations	11,998	1,148	6,924	3,531	395
New Facility lease obligation(2)	75,980	—	6,635	9,143	60,202
Pension plan obligations	81,990	1,898	15,965	17,094	47,033
Postretirement benefits other than pension plans	14,731	269	2,477	3,035	8,950
Revolving credit facility	307	307	—	—	—
Purchase commitments(3)	65,313	30,696	34,617	—	—
Total contractual obligations	$254,186	$35,488	$69,116	$32,998	$116,584
__________________

(1)	Includes imputed interest of $0.7 million.
(2) Includes estimated minimum lease payments commencing December 31, 2016 for the New Facility under the Lease Agreement assuming the purchase option thereunder is not exercised. Calculation of the annual base rent under the Lease Agreement shown in the table is based on the final budget. If the Company were to exercise the purchase option under the Lease Agreement on or before July 17, 2016, the estimated option purchase price in lieu of the lease payments would be $58.6 million payable in the year ending June 30, 2017.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of March 31, 2016. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.
Non-cancelable Purchase Orders
As of March 31, 2016, we had committed to purchase green coffee inventory totaling $59.8 million under fixed-price contracts, other inventory totaling $5.3 million and equipment totaling $0.2 million under non-cancelable purchase orders.

Results of Operations
Net sales in the three months ended March 31, 2016 increased $2.0 million, or 1.5%, to $134.5 million from $132.5 million in the three months ended March 31, 2015. Net sales in the nine months ended March 31, 2016 decreased $3.1 million, or 0.7%, to $410.2 million from $413.3 million in the nine months ended March 31, 2015. The increase in net sales in the three months ended March 31, 2016 was primarily due to an increase in net sales of our coffee (roast & ground) and spice products, resulting from higher volumes sold, and an increase in net sales of culinary and other beverages, resulting from pricing and product mix changes compared to the same period in the prior fiscal year. The increase in net sales in the three months ended March 31, 2016 was partially offset by a decrease in net sales of coffee (frozen) and tea, primarily due to lower volumes sold. Net sales in the nine months ended March 31, 2016 decreased compared to the same period in the prior year, primarily due to a decrease in net sales of coffee and tea products, partially offset by an increase in net sales of spice products and other beverages. Net sales in the three and nine months ended March 31, 2016, included $3.8 million and $3.2 million in price decreases, respectively, to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer. The change in net sales in the three and nine months ended March 31, 2016 as compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended March 31, 2016 vs. March 31, 2015	Nine Months Ended March 31, 2016 vs. March 31, 2015
Effect of change in unit sales	$1.3	$0.2
Effect of pricing and product mix changes	$0.7	(3.3)
Total increase (decrease) in net sales	$2.0	$(3.1)
Total unit sales increased 6% in the three months ended March 31, 2016 as compared to the same period in the prior fiscal year primarily due to an increase in unit sales of our coffee (roast & ground) and spice products, offset, in part, by a decrease in unit sales of tea, culinary products and other beverages. In the three months ended March 31, 2016, we processed and sold approximately 22.8 million pounds of green coffee as compared to approximately 20.9 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the three months ended March 31, 2016 or 2015 which had a material impact on our net sales.
Total unit sales were flat in the nine months ended March 31, 2016 as compared to the same period in the prior fiscal year with increases in unit sales of our coffee (roast & ground) and spice products, offset, in part, by decreases in unit sales of coffee (frozen), tea, culinary products and other beverages. In the nine months ended March 31, 2016, we processed and sold approximately 67.4 million pounds of green coffee as compared to approximately 66.8 million pounds of green coffee processed and sold in the same period of the prior fiscal year. There were no new product category introductions in the nine months ended March 31, 2016 or 2015 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended March 31,
	2016		2015
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$82,568	61%	$82,076	62%
Coffee (Frozen)	8,907	7%	9,092	7%
Tea (Iced & Hot)	6,159	4%	6,512	5%
Culinary	13,220	10%	13,150	10%
Spice	8,381	6%	7,751	5%
Other beverages(1)	14,430	11%	13,055	10%
Net sales by product category	133,665	99%	131,636	99%
Fuel surcharge	803	1%	871	1%
Net sales	$134,468	100%	$132,507	100%
____________
(1) Includes all beverages other than coffee and tea.

	Nine Months Ended March 31,
	2016		2015
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$252,020	61%	$255,600	62%
Coffee (Frozen)	27,145	7%	27,952	7%
Tea (Iced & Hot)	18,420	4%	20,719	5%
Culinary	40,198	10%	40,797	10%
Spice	25,428	6%	23,855	5%
Other beverages(1)	44,488	11%	41,594	10%
Net sales by product category	407,699	99%	410,517	99%
Fuel surcharge	2,521	1%	2,783	1%
Net sales	$410,220	100%	$413,300	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of goods sold in the three months ended March 31, 2016 decreased $(4.0) million, or 4.7%, to $81.9 million, or 60.9% of net sales, from $85.9 million, or 64.9% of net sales, in the three months ended March 31, 2015. Cost of goods sold in the nine months ended March 31, 2016 decreased $(11.3) million, or 4.3%, to $254.2 million, or 62.0% of net sales, from $265.5 million, or 64.2% of net sales, in the nine months ended March 31, 2015. The decrease in cost of goods sold in the three and nine months ended March 31, 2016 was primarily due to lower coffee commodity costs compared to the same period in the prior fiscal year, increased supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, and other supply chain improvements.
Because we anticipate that our inventory levels at June 30, 2016 will decrease from June 30, 2015 levels , we recorded $0.8 million and $1.1 million, respectively, in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold for the three and nine months ended March 31, 2016 which increased net income in the three and nine months ended March 31, 2016 by $0.8 million and $1.1 million, respectively. In the three and nine months ended March 31, 2015, we recorded $0.7 million and $3.2 million, respectively, in expected beneficial effect of LIFO inventory liquidation in cost of goods sold which increased net income for the three and nine months ended March 31, 2015 by $0.7 million and $3.2 million, respectively.
Gross profit in the three months ended March 31, 2016 increased $6.0 million, or 12.9%, to $52.6 million from $46.6 million in the three months ended March 31, 2015, due to the increase in net sales and the decrease in cost of goods sold. Gross margin increased to 39.1% in the three months ended March 31, 2016 from 35.1% in the three months ended March 31, 2015, primarily due to lower coffee commodity costs compared to same period in the prior fiscal year and supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility. Gross profit in the three months ended March 31, 2016 and 2015 included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.8 million and $0.7 million, respectively. Gross profit in the nine months ended March 31, 2016 increased $8.2 million, or 5.6%, to $156.0 million from $147.8 million in the nine months ended March 31, 2015, primarily due to lower coffee commodity costs as compared to the same period in the prior fiscal year and supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, partially offset by the decrease in net sales. Gross profit in the nine months ended March 31, 2016 and 2015, respectively, included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $1.1 million and $3.2 million. Gross margin increased to 38.0% in the nine months ended March 31, 2016 from 35.8% in the nine months ended March 31, 2015, primarily due to lower coffee commodity costs compared to the same period in the prior fiscal year and supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility.
In the three months ended March 31, 2016, operating expenses increased $4.3 million to $52.3 million, or 38.9% of net sales, as compared to $48.0 million, or 36.2% of net sales, in the three months ended March 31, 2015. Operating expenses in the three months ended March 31, 2016 increased primarily due to $4.4 million and $0.8 million increases in general and administrative expenses and selling expenses, respectively, partially offset by a $(0.4) million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan, as compared to the three months ended March 31, 2015. The increase in general and administrative expenses in the three months ended March

31, 2016 was primarily due to higher accrual for incentive compensation to eligible employees as compared to a reduction in accrual for incentive compensation to eligible employees in the prior year period and an increase in retiree medical costs. The increase in selling expenses in the three months ended March 31, 2016 was primarily due to higher accrual for incentive compensation to eligible employees as compared to a reduction in accrual for incentive compensation to eligible employees in the prior year period and higher costs associated with a minor re-alignment of our DSD organization, partially offset by lower fuel, freight and depreciation expense. Operating expenses in the three months ended March 31, 2016 also reflected $4,000 in net gains from sales of assets, primarily equipment, as compared to $0.1 million in net losses from sales of assets, primarily equipment, in the three months ended March 31, 2015.
In the nine months ended March 31, 2016, operating expenses increased $7.8 million to $150.9 million, or 36.8% of net sales, as compared to $143.1 million, or 34.6% of net sales, in the nine months ended March 31, 2015. Operating expenses in the nine months ended March 31, 2016 increased primarily due to a $9.3 million increase in restructuring and other transition expenses associated with the Corporate Relocation Plan, and a $7.4 million increase in general and administrative expenses, partially offset by net gains from sales of assets of $5.6 million including the net gain from the sale of the Spice Assets of $5.4 million, and a decrease in selling expenses of $3.0 million as compared to the nine months ended March 31, 2015. The increase in general and administrative expenses in the nine months ended March 31, 2016 was primarily due to higher accrual for incentive compensation to eligible employees as compared to a reduction in accrual for incentive compensation to eligible employees in the prior year period and an increase in employee and retiree medical costs. The decrease in selling expenses in the nine months ended March 31, 2016 was primarily due to lower fuel and freight expenses and lower depreciation expense, partially offset by higher accrual for incentive compensation to eligible employees and expenses due to the minor re-alignment of our DSD operations, as compared to the same period in the prior fiscal year.
Income from operations in the three months ended March 31, 2016 was $0.3 million as compared to loss from operations of $(1.4) million in the three months ended March 31, 2015, primarily due to the increase in gross profit, partially offset by higher general and administrative expenses and selling expenses. Income from operations in the nine months ended March 31, 2016 was $5.1 million as compared to $4.7 million in the nine months ended March 31, 2015, primarily due to the increase in gross profit and net gains on sales of assets and the decrease in selling expenses, partially offset by the increase in restructuring and other transition expenses incurred in connection with the Corporate Relocation Plan and the increase in general and administrative expenses.
Total other income in the three months ended March 31, 2016 was $0.9 million as compared to total other expense of $(1.4) million in the three months ended March 31, 2015. Total other income in the three months ended March 31, 2016 was primarily due to lower interest expense of $0.1 million and $0.4 million in miscellaneous income, as compared to total other expense in the three months ended March 31, 2015 which included $0.5 million in interest expense and $(1.8) million in net losses on coffee-related derivative instruments. Total other income in the nine months ended March 31, 2016 was $0.9 million as compared to total other expense of $(1.6) million in the nine months ended March 31, 2015, primarily due to lower interest expense in the nine months ended March 31, 2016 and $(2.7) million in net losses on coffee-related derivative instruments in the nine months ended March 31, 2015.
Net gains on coffee-related derivative instruments recorded in "Other, net" in the three months ended March 31, 2016 included $0.3 million in net gains on coffee-related derivative instruments not designated as accounting hedges and $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net losses on coffee-related derivative instruments recorded in "Other, net" in the three months ended March 31, 2015 included $(1.7) million in net losses on coffee-related derivative instruments not designated as accounting hedges and $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net losses on coffee-related derivative instruments recorded in "Other, net" in the nine months ended March 31, 2016 included $0.1 million in net gains on coffee-related derivative instruments not designated as accounting hedges and $(0.6) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Net losses on coffee-related derivative instruments recorded in "Other, net" in the nine months ended March 31, 2015 included $(2.4) million in net losses on coffee-related derivative instruments not designated as accounting hedges and $(0.3) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
In the three months ended March 31, 2016 and March 31, 2015, we recorded income tax expense of $43,000 and income tax benefit of $(0.2) million, respectively. In the nine months ended March 31, 2016 and 2015, we recorded income tax expense of $0.3 million and $0.2 million, respectively.

As of June 30, 2015, our valuation allowance was $84.9 million. In the three months ended March 31, 2016, we decreased our valuation allowance by $0.6 million to $82.5 million. We will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our net deferred tax assets.
As a result of the foregoing factors, net income in the three months ended March 31, 2016 was $1.2 million, or $0.07 per diluted common share, compared to net loss of $(2.6) million, or $(0.16) per common share, in the three months ended March 31, 2015. Net income in the nine months ended March 31, 2016 was $5.7 million, or $0.34 per diluted common share, compared to net income of $2.8 million, or $0.17 per diluted common share, in the nine months ended March 31, 2015.
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

Set forth below is a reconciliation of reported net income to Non-GAAP net income and reported net income (loss) per common share—diluted to Non-GAAP net income per diluted common share (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in thousands, except per share data)	2016	2015	2016	2015
Net income (loss), as reported(1)	$1,192	$(2,572)	$5,679	$2,839
Restructuring and other transition expenses, net of tax of zero	3,169	3,596	13,855	4,570
Net gain from sale of spice assets, net of tax of zero	(335)	—	(5,441)	—
Net (gains) losses from sales of assets, net of tax of zero	(4)	107	(163)	346
Non-GAAP net income	$4,022	$1,131	$13,930	$7,755
Net income (loss) per common share—diluted, as reported	$0.07	$(0.16)	$0.34	$0.17
Impact of restructuring and other transition expenses, net of tax of zero	$0.19	$0.22	$0.83	$0.28
Impact of net gain from sale of spice assets, net of tax of zero	$(0.02)	$—	$(0.32)	$—
Impact of (gains) losses from sales of assets, net of tax of zero	$—	$0.01	$(0.01)	$0.02
Non-GAAP net income per diluted common share	$0.24	$0.07	$0.84	$0.47
____________
(1) Includes $0.8 million and $0.7 million in beneficial effect of liquidation of LIFO inventory quantities in the three months ended March 31, 2016 and 2015, respectively. Includes $1.1 million and $3.2 million in beneficial effect of liquidation of LIFO inventory quantities in the nine months ended March 31, 2016 and 2015, respectively.

Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
($ in thousands)	2016	2015	2016	2015
Net income (loss), as reported(1)	$1,192	$(2,572)	$5,679	$2,839
Income tax expense (benefit)	43	(218)	318	232
Interest expense	111	474	341	889
Depreciation and amortization expense(2)	5,234	6,135	15,721	18,554
ESOP and share-based compensation expense	837	1,414	3,488	4,294
Restructuring and other transition expenses(3)	3,169	3,596	13,855	4,570
Net gain from sale of spice assets	(335)	—	(5,441)	—
Net (gains) losses from sales of assets	(4)	107	(163)	346
Adjusted EBITDA	$10,247	$8,936	$33,798	$31,724
Adjusted EBITDA Margin	7.6%	6.7%	8.2%	7.7%
____________
(1) Includes $0.8 million and $0.7 million in beneficial effect of liquidation of LIFO inventory quantities in the three months ended March 31, 2016 and 2015, respectively. Includes $1.1 million and $3.2 million in beneficial effect of liquidation of LIFO inventory quantities in the nine months ended March 31, 2016 and 2015, respectively.
(2) Excludes in the three and nine months ended March 31, 2016, respectively, $0.2 million and $0.8 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
(3) Includes in the three and nine months ended March 31, 2016, respectively, $0.2 million and $0.8 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at March 31, 2016. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At March 31, 2016, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at March 31, 2016	Change in Market Value
Interest Rate Changes
–150 basis points	$25,738	$924
–100 basis points	$25,534	$720
Unchanged	$24,814	$—
+100 basis points	$23,938	$(876)
+150 basis points	$23,512	$(1,302)
The Credit Agreement for our Revolving Facility provides for interest rates based on Average Historical Excess Availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At March 31, 2016, we had outstanding borrowings of $0.3 million, utilized $11.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $47.4 million. At March 31, 2016, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.67%.
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
We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments also may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 24 months or longer in the future. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods.
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported as AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. In the three months ended March 31, 2016 and 2015, we reclassified $2.7 million and $0.4 million in net losses, respectively, into cost of goods sold from AOCI. In the nine months ended March 31, 2016 and 2015, we reclassified $(11.5) million and $9.5 million in net gains, respectively, into cost of goods sold from

AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. In each of the three months ended March 31, 2016 and 2015, we recognized in "Other, net" $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. In the nine months ended March 31, 2016 and 2015, we recognized in "Other, net" $(0.6) million and $(0.3) million, respectively, in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended March 31, 2016 and 2015, we recorded in "Other, net" net gains of $0.3 million and net losses of $(1.7) million, respectively, on coffee-related derivative instruments not designated as accounting hedges. In the nine months ended March 31, 2016 and 2015, we recorded in "Other, net" $0.1 million in net gains and $(2.4) million in net losses, respectively, on coffee-related derivative instruments not designated as accounting hedges.
The following table summarizes the potential impact as of March 31, 2016 to net income and OCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

(In thousands)	Increase (Decrease) to Net Income		Increase (Decrease) to OCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate

Coffee-related derivative instruments(1)	$512	$(512)	$4,484	$(4,484)
__________

(1)
The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2016. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
To date, the pleadings stage of the case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these “Phase 1” defenses have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three Phase 1 defenses.   Following two continuances, the Court heard on April 9, 2015 final arguments on the Phase 1 issues.  On July 25, 2015, the Court issued its Proposed Statement of Decision with respect to Phase 1 defenses against the defendants, which was confirmed, on September 2, 2015 in the Final Statement of Decision. The Court has stated that all defendants would be included in “Phase 2,” though this remains unresolved, including the extent of the involvement or participation in discovery. Following permission from the Court, on October 14, 2015 the Joint Defense Group filed a writ petition for an interlocutory appeal. In late December 2015, plaintiff’s counsel served letters proposing a new plan to file the anticipated motion for summary adjudication and a new set of discovery on all defendants. On January 14, 2016, the Court of Appeals denied the Joint Defense Group’s writ petition thereby denying the interlocutory appeal. On February 16, 2016, CERT filed a motion for summary adjudication arguing that based upon facts that had been stipulated by defendants, CERT had proven its prima facie case and all that remains is a determination of whether any affirmative defenses are available to defendants. On March 16, 2016, the Court reinstated the stay on discovery for all defendant parties except for the four largest defendants, so the Company is not currently obligated to participate in discovery. Following a hearing on April 20, 2016, the Court granted CERT’s motion for summary adjudication on its prima facie case. CERT is expected to file its motion for summary adjudication of affirmatives defenses, and the deadline for defendants’ opposition will be set at a June 6, 2016 hearing. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Steve Hernandez vs. Farmer Bros. Co. and Monica Zuno vs. Farmer Bros. Co., Superior Court of State of California, County of Los Angeles
On July 24, 2015, former Company employee Hernandez filed a putative class action complaint for damages alleging a single cause of action for unfair competition under the California Business & Professions Code. The claim purports to seek disgorgement of profits for alleged violations of various provisions of the California Labor Code relating to: failing to pay overtime, failing to provide meal breaks, failing to pay minimum wage, failing to pay wages timely during employment and upon termination, failing to provide accurate and complete wage statements, and failing to reimburse business-related expenses. Hernandez’s complaint seeks restitution in an unspecified amount and injunctive relief, in addition to attorneys’ fees and expenses. Hernandez alleges that the putative class is all “current and former hourly-paid or non-exempt individuals” for the four (4) years preceding the filing of the complaint through final judgment, and Hernandez also purports to reserve the right to establish sub-classes as appropriate.  On November 12, 2015, a separate putative class representative, Monica Zuno, filed claim under the same class action; the Court has related this case to the Hernandez case. On November 17, 2015, the unified case was assigned to a judge, and this judge ordered the stay on discovery to remain intact until after a decision on the Company’s demurrer action. The plaintiff filed an Opposition to the Demurrer and, in response, on January 5, 2016, the Company filed a reply to this Opposition to the Demurrer. On February 2, 2016, the Court held a hearing on the demurrer. and found in our favor, sustaining the demurrer in its entirety without leave to amend as to the plaintiff Hernandez, and so dismissing Hernandez’s claims and the related putative class. Claims on behalf of the plaintiff Zuno remain at this time, pending the filing of an amended complaint on behalf of this remaining plaintiff and reduced putative class. The Court has lifted the stay on discovery and has set August 12, 2016 for a status conference. At this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ MICHAEL H. KEOWN
Michael H. Keown
President and Chief Executive Officer
(chief executive officer)
May 6, 2016

By:	/s/ ISAAC N. JOHNSTON, JR.
Isaac N. Johnston, Jr.
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
May 6, 2016

EXHIBIT INDEX

2.1
Asset Purchase Agreement, dated as of November 16, 2015, by and between Farmer Bros. Co. and Harris Spice Company Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2015 and incorporated herein by reference).*

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on September 16, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed herewith).

3.3	Certificate of Elimination (filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

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

10.3
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).**

10.4
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the SEC on September 12, 2011 and incorporated herein by reference).**

10.5
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).**

10.6
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.7
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.8	Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed herewith).**

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

10.36	First Amendment to Lease Agreement dated as of December 29, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed herewith).

10.37	Amendment No. 2 to Lease Agreement dated as of March 10, 2016, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed herewith).

10.38
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.39	First Amendment to Development Management Agreement dated as of January 1, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed herewith).

10.40	Second Amendment to Development Management Agreement dated as of March 25, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed herewith).

10.41	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 11, 2016, by and between Farmer Bros. Co. as Seller, and Bridge Acquisition, LLC as Buyer (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.