Form 10-K
period 2016-06-30
FARMER BROTHERS CO
filed 2016-09-14
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

888-998-2468
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	The NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2015 was $278.4 million.
As of September 12, 2016 the registrant had 16,781,561 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1A, Risk Factors of this report, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC. Reference is made in particular to forward-looking statements regarding construction, relocation to and operation of our new Texas facility, the timing and success of our relocation plan, product sales, expenses, earnings per share (EPS), and liquidity and capital resources. We intend these forward-looking statements to speak only at the date of this report and do not undertake to update or revise these statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.

PART I

Item 1.	Business
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “us,” “our” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, hospitals, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee products. With a robust product line, including organic, Direct Trade, Direct Trade Verified Sustainable coffees or DTVS and other sustainably-produced coffees, iced and hot teas, cappuccino, spices, and baking/biscuit mixes, among others, we offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value-added services such as market insight, beverage planning, and equipment placement and service. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Corporate Relocation
In an effort to make the Company more competitive and better positioned to capitalize on growth opportunities, in fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility housing these operations currently under construction in Northlake, Texas (the “New Facility”).
Closure and Sale of the Torrance Facility
We began the process of closing our Torrance facility in the spring of 2015 in phases, as follows:

•
Manufacturing and Distribution. In the fourth quarter of fiscal 2015, we transitioned our coffee roasting, grinding and packaging functions from our Torrance, California production facility and consolidated them with our Houston, Texas and Portland, Oregon production facilities, and moved our Houston distribution operations to our Oklahoma City, Oklahoma distribution center.

•
Corporate Headquarters. During the first half of fiscal 2016, we transferred our primary administrative offices from Torrance to temporary leased offices in Fort Worth, Texas near the New Facility, including the transfer or new hire of approximately 140 employees.

•
Sale of Spice Assets. In order to focus on our core product offerings, in the second quarter of fiscal 2016, we completed the sale of certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc. (“Harris”). We provided certain post-closing transition services to Harris which concluded during the fourth quarter of fiscal 2016. The sale of the Spice Assets does not represent a strategic shift for us and is not expected to have a material impact on our results of operations because we will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to our direct-store-delivery, or DSD, customers.

•
Sale of the Torrance Facility. In the fourth quarter of fiscal 2016, we entered into a purchase and sale agreement to sell the Torrance facility. Subsequent to the fiscal year end, the sale of the Torrance facility closed on July 15, 2016. We have agreed to lease back the Torrance facility on a triple net basis through October 31, 2016, subject to two one-month extensions, at our option. As of June 30, 2016, the Torrance facility continued to house certain administrative functions and serve as a distribution facility and branch warehouse pending transition of the remaining Torrance operations to our other facilities.

Construction of the New Facility
In the first quarter of fiscal 2016, we entered into a lease agreement, (as amended the "Lease Agreement"), for the New Facility to be constructed by the lessor, at its expense. The Lease Agreement included an option to purchase the New Facility at a purchase price based on a percentage of the total project cost as of the closing date. In the fourth quarter of fiscal 2016, we exercised the purchase option to acquire the partially constructed New Facility with a targeted closing date in the first quarter of fiscal 2017. Construction of and relocation to the New Facility are expected to be completed in the third quarter of fiscal 2017.
Products
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. Our product categories consist of the following:

•	a robust line of roast and ground coffee, including organic, Direct Trade, DTVS and other sustainably-produced offerings;

•	frozen liquid coffee;

•	flavored and unflavored iced and hot teas;

•
culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers;

•	spices; and

•	other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee.
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers™, Artisan Collection by Farmer Brothers™, Superior® and Metropolitan™. Our Artisan coffee products include Direct Trade, Fair Trade Certified™, Rainforest Alliance Certified™, organic and proprietary blends. In addition, we sell whole bean and roast and ground flavored and unflavored coffee products under the Un Momento®, Collaborative Coffee™, Cain's™ and McGarvey® brands at retail. Our roast and ground coffee products are sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. For a description of the amount of net sales attributed to each of our product categories in fiscal 2016, 2015 and 2014, see Management's Discussion and Analysis of Financial Conditions and Results of Operations—Results of Operations included in Part II, Item 7 of this report.
Business Strategy
Overview
We develop great tasting products delivered with concierge service with the goal of a positive impact on our customers and the planet. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible.
In order to achieve our mission, we have had to grow existing capabilities and develop new ones over the years. More recently, we have undertaken initiatives such as, but not limited to, the following:

•	develop new products in response to demographic and other trends to better compete in areas such as premium coffee and tea;

•	rethink aspects of our Company culture to improve productivity and employee engagement and to attract talent;

•	embrace sustainability across our operations, in the quality of our products, as well as, how we treat our coffee growers; and

•	ensure our systems and processes provide the highest quality products at a competitive cost, protection from cyber-risk, and a safe environment for our employees and partners.
We differentiate ourselves in the marketplace through our product offerings and through our customer service model, which includes:

•	a wide variety of coffee product offerings and packaging options across numerous brands and quality tiers;

•	beverage equipment placement and service;

•	hassle-free inventory and product procurement management;

•	DSD service;

•	merchandising support; and

•	product and menu insights.
Our services are conducted primarily in person through Route Sales Representatives, or RSRs, who develop personal relationships with chefs, restaurant owners and food buyers at their delivery locations. We also provide comprehensive coffee programs to our national account customers, including private brand development, green coffee procurement, hedging, category management, sustainable sourcing and supply chain management.
We distribute our owned brands primarily through our DSD network, while continuing to support and grow our private label and other national account business. Although currently a small portion of our distribution, we also distribute directly to consumers through our website and sell certain products such as Un Momento®, Collaborative Coffee™, Cain's™ and McGarvey® at retail.
Strategic Initiatives
We are focused on the following strategies to reduce costs, streamline our supply chain, improve the breadth of products and services we provide to our customers, and better position the Company to attract new customers:
Reduce Costs to Compete More Effectively

•
New Facility. In fiscal 2015, we commenced work on a corporate relocation plan to replace our aging production facility in Torrance, California with a more efficient, state-of-the-art facility to be located in Northlake, Texas. We undertook this endeavor, in part, to pursue improved production efficiency to allow us to provide a more cost-competitive offering of high-quality products. We believe the expected improvements in production efficiency, combined with the wind-down and sale of our Torrance facility, should allow us to operate at a lower cost, generally.

•
Third-Party Logistics. During the second half of fiscal 2016, we replaced our long-haul fleet operations with third-party logistics ("3PL"). We expect that this transportation arrangement will reduce our fuel consumption and empty trailer miles, while improving our intermodal and trailer cube utilization.

•
Vendor Managed Inventory. During the second half of fiscal 2016, we entered into a vendor managed inventory arrangement with a third party. We anticipate that the use of vendor managed inventory arrangements will result in a reduction in raw material, finished goods and logistics costs, while improving packaging innovation and fulfillment.

•
Warehouse Management. Subsequent to the fiscal year end, we entered into an agreement with a third party to provide warehouse management services for our New Facility.  We expect the warehouse management services to facilitate cost savings by leveraging the third party's expertise in opening new facilities, implementing lean management practices, improving performance on certain key performance metrics, and standardizing best practices.

Optimize Sales, Pricing and Portfolio of Products

•
Pricing and Products. In fiscal 2016, we built capability to more strategically optimize our pricing strategy across product, channel, customer and geographic segments. This process is designed to improve our average margins as well as retention rates. In addition, we continued our prior work optimizing SKU count and identifying opportunities to consolidate suppliers to improve costs and supply chain efficiency.

•
DSD Reorganization. During the second half of fiscal 2016, we began to realign our DSD organization by undertaking initiatives intended to streamline communication and decision making, enhance branch organizational structure, and improve customer focus, including initiatives toward a comprehensive training program for all DSD team members to strengthen customer engagement.

•
Accelerate Customer Acquisition Efforts. In fiscal 2016, we executed a regional test of our first advertising and lead generation campaign designed to improve our new customer acquisition rate within our DSD network.

Strategic Investment in Assets and Evaluation of Cost Structure

•
Asset Utilization. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus have included corporate staffing and structure, methods of procurement, logistics, inventory management, supporting technology, and real estate assets.

•
Branch Consolidation and Property Sales. In an effort to streamline our branch operations, in the fourth quarter of fiscal 2016, we sold two Northern California branch properties, with a third Northern California property under contract for sale, and we acquired a new branch facility in Hayward, California.

•
Acquisitions. One of our investment priorities is exploring acquisitions that we believe will enhance long-term stockholder value and complement or enhance our product, equipment, service and/or distribution offerings to existing and new customer bases. For example, on September 9, 2016, through a newly-formed, wholly-owned subsidiary, we entered into an asset purchase agreement to acquire substantially all of the assets of China Mist Brands, Inc., dba China Mist Tea Company ("China Mist") for an aggregate purchase price of $11.3 million, with $10.8 million to be paid in cash at closing and $0.5 million to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 and 2018. The transaction is expected to close during the second quarter of fiscal 2017. We anticipate that the acquisition of China Mist will give us a greater presence in the high-growth premium tea industry. See Note 24, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Corporate Capabilities and Alignment to Create Stockholder Value

•
Investment in Human Resources. In fiscal 2016, we hired Isaac N. Johnston, Jr. as our Treasurer and Chief Financial Officer and Carolyn Suzanne Gargis as our VP of Human Relations. Each of these individuals brings a proven track record at both large consumer packaged goods operations as well as experience in dealing with smaller and more entrepreneurial companies. In addition, in fiscal 2016, we continued to emphasize greater alignment of employee individual goals with Company goals under our compensation plans in order to focus the entire organization on the effort to create value for our stockholders.

Drive High-Growth Product Categories and Address Broader Customer Needs

•
Introduction of Collaborative Coffee™ and Redesign of Un Momento®Branded Retail Products. In an effort to address what we believe to be unmet consumer needs and improve margin within the retail grocery environment, in fiscal 2016 we launched the Collaborative Coffee™ brand into the retail grocery channel and completed a packaging redesign and product portfolio optimization of our Un Momento® retail branded product line. Collaborative Coffee™ offers coffee enthusiasts a super-premium, verified direct trade coffee at an approachable price. Un Momento® delivers Millennial Hispanic consumers appealing flavor variety and premium coffee at an exceptional value.

Expand Sustainability Leadership

•
Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2016, we submitted our second third-party verified Carbon Disclosure Project survey for Scope 1, 2 and 3 emissions (direct emissions, indirect emissions from consumption of purchased electricity, heat or steam and other indirect emissions). Further, we published a sustainability report based on the Global Reporting Initiative’s compliance standard.

•
LEED® Certified Facilities. Our Portland production and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification. We anticipate that our corporate offices at the New Facility will also be LEED® certified.

•
Expansion of Direct Trade Verified Sustainable Program. In fiscal 2016, we completed our first third-party audit and verification of our DTVS program for sourcing green coffee. DTVS is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is DTVS, we follow an outcome-based evaluation framework. The outcome of this evaluation weighs on where we invest our resources within our supply chain and has led to an increased level of transparency for us. DTVS represents a growing percentage of our coffee portfolio.

•
Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, in fiscal 2016 we began requiring our immediate suppliers of green coffee to enhance their reporting of traceability information on each lot of coffee sold to us.

Charitable Activities
We view charitable involvement as a part of our corporate responsibility and sustainability model: Social, Environmental, and Economic Development, or SEED. We endorse and support communities where our customers, employees, businesses, and suppliers are located, and who have enthusiastically supported us over the past 100 years. Our objective is to provide support toward a mission of supply chain stability with a focus on food security.
Recipient organizations include those with strong local and regional networks that ensure that families have access to nutritious food. Donations may take the form of corporate cash contributions, product donations, employee volunteerism, and workplace giving (with or without matching contributions).

•	Recipient organizations include Feeding America, Mercy Corps, Ronald McDonald House, and local food banks.

•
We support industry organizations such as World Coffee Research, which commits to grow, protect, and enhance supplies of quality coffee while improving the livelihoods of the families who produce it, and the Specialty Coffee Association of America ("SCAA") Sustainability Council and the Coalition for Coffee Communities, which are focused on sustainability in coffee growing regions.

•
Our employee-driven CAFÉ Crew organizes employee involvement at local charities and fund raisers, including running in the Chicago Marathon in support of Team Ronald McDonald House, riding in the Ride Against Hunger supported by Tarrant Area Food Bank, supporting delivery for Meals on Wheels, and hosting local food drives.

•
All of our usable and near expiring products or products with damaged packaging are donated to Feeding America affiliated food banks nationwide, in an effort to fully eliminate edible food waste from the landfill.

Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee and tea knowledge to grow our business:

•
Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation and/or leadership positions with the SCAA, National Coffee Association, Coalition for Coffee Communities, International Women's Coffee Alliance, International Foodservice Manufacturers Association, Pacific Coast Coffee Association, Roasters Guild and World Coffee Research, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive SCAA certification of a state-of-the-art coffee lab and operate Public Domain®, a specialty coffeehouse in Portland, Oregon. Upon completion, we plan to submit our product development lab at the New Facility for SCAA certification.

•
Market Insight and Consumer Research. We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee industry. We provide trend insights that help our customers create winning products and integrated marketing strategies for their own coffee brands.

Within this, we are focused on understanding key demographic groups such as Millennials and Hispanics, and key channel trends.
Raw Materials and Supplies
Our primary raw material is green coffee, an agricultural commodity traded on the Commodities and Futures Exchange that is subject to price fluctuations. Over the past five years, coffee “C” market price per pound ranged from approximately $1.02 to $2.90. The coffee “C” market price as of June 30, 2016 and 2015 was $1.46 and $1.32 per pound, respectively. Our principal packaging materials include cartonboard, corrugated and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Although coffee “C” market prices in fiscal 2016 were relatively low compared to historical levels, there can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade, DTVS and Fair Trade Certified™ sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™ provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade and DTVS products provide similar assurance except that the arrangements are provided directly to farmers instead of through cooperatives in an effort to promote investment in better and more sustainable farming practices as well as to ensure a fairer price. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 7, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Intellectual Property
We own a number of United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We also own other trademarks and service marks for which we have filed applications for U.S. registration. We have licenses to use certain trademarks outside of the United States and to certain product formulas, all subject to the terms of the agreements under which such licenses are granted. We believe our trademarks and service marks are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. In addition, we own numerous copyrights, registered and unregistered, registered domain names, and proprietary trade secrets, technology, know-how processes and other proprietary rights that are not registered.
Seasonality
We experience some seasonal influences. The winter months are generally the strongest sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer and early fall months from seasonal businesses located in vacation areas and from grocery retailers ramping up inventory for the winter selling season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Distribution
We operate production facilities in Portland, Oregon and Houston, Texas. Distribution takes place out of our Portland facility as well as three separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. As of June 30, 2016, the Torrance facility continued to house certain administrative functions and serve as a distribution facility and branch warehouse pending transition of the remaining Torrance operations to our other facilities. Upon completion, the New Facility will serve as a production facility and distribution center for our products. Our products reach our customers primarily in two ways: through our nationwide DSD network of 450 delivery routes and 109 branch warehouses as of June 30, 2016, or direct-shipped via common carriers or third-party distributors.

DSD sales are made “off-truck” to our customers at their places of business by our RSRs who generally are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. Our DSD business includes office coffee services whereby we provide office coffee products, including a variety of coffee brands and blends, brewing and beverage equipment, and foodservice supplies directly to offices. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on 3PL service providers for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell directly to consumers through our website.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, hospitals, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee products. Although no single customer accounted for 10% or more of our net sales in any of the last three fiscal years, we have several large national account customers, the loss of or reduction in sales to one or more of which would be likely to have a material adverse effect on our results of operations. During fiscal 2016, our top five customers accounted for approximately 19% of our net sales.
Most of our customers rely on us for distribution; however, some of our customers use third-party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low-cost provider with little concern about service, while others find great value in the service programs we provide. We offer a full return policy to ensure satisfaction and extended terms for those customers who qualify.
Competition
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, such as The J.M. Smucker Company (Folgers Coffee), Dunkin' Brands Group, Inc., The Kraft Heinz Company (Maxwell House Coffee) and Massimo Zanetti Beverage, wholesale foodservice distributors such as Sysco Corporation and US Foods, regional institutional coffee roasters such as S&D Coffee & Tea (Cott Corporation) and Boyd Coffee Company, and specialty coffee suppliers such as Keurig Green Mountain, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee Inc., Starbucks Corporation and Peet’s Coffee & Tea. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores (physical and on-line) such as Costco, Sam’s Club and Restaurant Depot and on-line retailers such as Amazon. We also face competition from growth in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages.
We believe our longevity, product quality and offerings, national distribution network, coffee industry and sustainability leadership, market insight, comprehensive approach to customer relationship management, and superior customer service are the major factors that differentiate us from our competitors. We compete well when these factors are valued by our customers, and we are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.
Working Capital
We finance our operations internally and through borrowings under our existing credit facility. For a description of our liquidity and capital resources, see Results of Operations and Liquidity, Capital Resources and Financial Condition included in Part II, Item 7 of this report and Note 18, Other Current Liabilities, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. Our working capital needs are greater in the months leading up to our peak sales period during the winter months, which we typically finance with cash flows from operations. In anticipation of our peak sales period, we typically increase inventory in the first quarter of the fiscal year. We use various techniques including demand forecasting and planning to determine appropriate inventory levels for seasonal demand.

Regulatory Environment
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, and occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material legal proceedings arising under these regulations except as described in Note 22, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Employees
On June 30, 2016, we employed 1,634 employees, 508 of whom are subject to collective bargaining agreements.
Other
The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. We have no material revenues from foreign operations or long-lived assets located in foreign countries.
Available Information
Our Internet website address is http://www.farmerbros.com (the website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be part of this filing), where we make available, free of charge, through a link maintained on our website under the heading “Investor Relations—SEC Filings,” copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including amendments thereto, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, and our Code of Conduct and Ethics can also be found on our website.

Item 1A.	Risk Factors
You should carefully consider each of the following factors, as well as the other information in this report, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our common stock could decline.
Relocation to the New Facility may be unsuccessful or less successful than we presently anticipate, which may adversely affect our business, operating results and financial condition.
We cannot guarantee that we will be successful in implementing the relocation to the New Facility in accordance with our expectations, in a timely manner or at all, which may adversely impact our business, operating results and financial condition. Relocation to the New Facility could disrupt our supply chain and ongoing operations, which could adversely affect our ability to deliver products both on a timely basis and in accordance with customer requirements, the effect of which could delay revenues or result in lost business opportunities. Our existing production facilities in Portland and Houston have been operating at much higher utilization rates than they have historically pending completion of the New Facility. In the event of significant increases in demand that precede the completion of and relocation to the New Facility, we may be required to increase staffing, including through temporary labor and overtime, use third-party manufacturers, lease additional production facilities, or some combination of those alternatives or others to satisfy demand. There can be no assurance that we would be able to identify appropriate third-party providers on a timely basis or at all. In addition, our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in many of our key positions may be intense, and we may not be able to attract and retain sufficiently skilled people at the New Facility. Costs associated with the exit from our Torrance facility and the construction and relocation to, and operation of, the New Facility may exceed our expectations, which could interfere with our ability to achieve our business objectives or could cause us to incur indebtedness in amounts in excess of expectations. In addition, failure to satisfy the conditions of governmental incentives relating to the New Facility could result in higher than expected costs.
Increases in the cost of green coffee could reduce our gross margin and profit.
Our primary raw material is green coffee, an agricultural commodity traded on the Commodities and Futures Exchange that is subject to price fluctuations. Although coffee “C” market prices in fiscal 2016 were relatively low compared to historical levels, there can be no assurance that green coffee prices will remain at these levels in the future. The supply and price of green coffee may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, political and economic conditions, labor actions, foreign currency fluctuations, armed conflict in coffee producing nations, acts of terrorism, government actions and trade barriers, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price which premium, depending on the supply and demand at the time of purchase, may be significant. Increases in the “C” market price may also impact our ability to enter into green coffee purchase commitments at a fixed price or at a price to be fixed whereby the price at which the base “C” market price will be fixed has not yet been established. There can be no assurance that our purchasing practices and hedging activities will mitigate future price risk. As a result, increases in the cost of green coffee could have an adverse impact on our profitability.
Our efforts to secure an adequate supply of quality coffees may be unsuccessful and impact our ability to supply our customers or expose us to commodity price risk.
Maintaining a steady supply of green coffee is essential to keeping inventory levels low while securing sufficient stock to meet customer needs. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships deteriorate, we may be unable to procure a sufficient quantity of high‑quality coffee beans at prices acceptable to us or at all. Further, non-performance by suppliers could expose us to credit and supply risk under coffee purchase commitments for delivery in the future. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. A raw material shortage could result in a deterioration of our relationship with our customers, decreased revenues or could impair our ability to expand our business.
Changes in green coffee commodity prices may not be immediately reflected in our cost of goods sold and may increase volatility in our results.
We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases on our behalf or at the direction of our customers under commodity-based pricing arrangements. Although we account for certain coffee-related derivative instruments as accounting hedges, the portion of open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results at the end of each reporting period. If the period-end green coffee commodity prices decline below our locked in price for these derivative instruments, we will be required to recognize the resulting losses in our results of operations. Further, changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements. Such transactions could cause volatility in our results because the recognition of losses and the offsetting gains may occur in different fiscal periods. Rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory.
Our business and results of operations are highly dependent upon sales of roast and ground coffee products. Any decrease in the demand for coffee could materially adversely affect our business and financial results.
Sales of roast and ground coffee represented approximately 61%, 61% and 60% of our net sales in the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Demand for our products is affected by, among other things, consumer tastes and preferences, global economic conditions, demographic trends and competing products. Any decrease in demand for our roast and ground coffee products would cause our sales and profitability to decline.
Price increases may not be sufficient to offset cost increases or may result in volume declines which could adversely impact our revenues and gross margin.
Customers generally pay for our products based either on an announced price schedule or under commodity-based pricing arrangements whereby the changes in green coffee commodity costs are passed through to the customer. The pricing schedule is generally subject to adjustment, either on contractual terms or in accordance with periodic product price adjustments, which may result in a lag in our ability to correlate the changes in our prices with fluctuations in the cost of raw materials and other inputs. Depending on contractual restrictions, we may be unable to pass some or all of these cost increases to our customers by increasing the selling prices of our products. If we are not successful in increasing selling prices sufficiently to offset increased raw material and other input costs, including packaging, direct labor and other overhead, or if our sales volume decreases significantly as a result of price increases, our results of operations and financial condition may be adversely affected.
We rely on co-packers to provide our supply of tea, spice and culinary products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-pack agreements could adversely affect our results of operations.
We have a number of supply agreements with co-packers that require them to provide us with specific finished goods, including tea, spice and culinary products. For some of our products we essentially rely upon a single co-packer as our sole-source for the product. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us or the termination or renegotiation of any such co-pack agreement could result in disruptions to our supply of finished goods and have an adverse effect on our results of operations. Additionally, our co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products, which could disrupt our supply of finished goods, or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as our existing co-pack arrangements, if at all.

Competition in the coffee industry and beverage category could impact our profitability.
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, wholesale foodservice distributors, regional institutional coffee roasters, and specialty coffee suppliers. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores and on-line retailers. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, then our competitive position may be weakened and our sales and profitability may be materially adversely affected. If, due to competitive pressures or contractual restrictions, we are required to reduce prices to attract market share or we are unable to increase prices in response to commodity and other cost increases, our results of operations could be adversely affected if we are not able to increase sales volumes to offset the margin declines. Increased competition in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages, may also have an adverse impact on sales of our coffee products.
We face exposure to other commodity cost fluctuations, which could impact our margins and profitability.
In addition to green coffee, we are exposed to cost fluctuations in other commodities under supply arrangements, including tea, spices, and packaging materials such as cartonboard, corrugated and plastic. We purchase certain finished goods and packaging materials under cost-plus supply arrangements whereby our cost may increase based on an increase in the underlying commodity price. The cost of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. Unlike green coffee, we do not purchase any derivative instruments to hedge cost fluctuations in these other commodities. As a result, to the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.
Increase in the cost, disruption of supply or shortage of energy or fuel could affect our profitability.
We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on 3PL service providers for our long-haul distribution. Certain products are also distributed by third parties or direct shipped via common carrier. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our production and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increasing demand or by events such as natural disasters, power outages, or the like, could lead to higher electricity, transportation and other commodity costs, including the pass-through of such costs under our agreements with 3PL service providers and other suppliers, that could negatively impact our profitability.
Loss of business from one or more of our large national account customers and efforts by these customers to improve their profitability could have a material adverse effect on our operations.
We have several large national account customers, the loss of or reduction in sales to one or more of which is likely to have a material adverse effect on our results of operations. We generally do not have long-term contracts with our customers. Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same quantities as they have in the past. In addition, because of the competitive environment facing many of our customers, they have increasingly sought to improve their profitability through pricing concessions and more favorable trade terms. To the extent we provide pricing concessions or favorable trade terms, our margins would be reduced. If we are unable to continue to offer terms that are acceptable to our customers, they may reduce purchases of our products which would adversely affect our financial performance. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products which could adversely affect our sales and profitability.

We rely on information technology and are dependent on enterprise resource planning software in our operations. Any material failure, inadequacy, interruption or security failure of that technology could affect our ability to effectively operate our business.
Our ability to effectively manage our business, maintain financial accuracy and efficiency, comply with regulatory, financial reporting, legal and tax requirements, and coordinate the production, distribution and sale of our products depends significantly on the reliability, capacity and integrity of information technology systems on which we rely. We are also dependent on enterprise resource planning software for some of our information technology systems and support. The failure of these systems to operate effectively and continuously, problems with transitioning to upgraded or replacement systems, including, without limitation, in connection with the relocation to the New Facility, flaws in third-party software, or a breach in security of these systems could result in delays in processing replenishment orders from our branch warehouses, an inability to record input costs or product sales accurately or at all, an impaired understanding of our operations and results, and reduced operational efficiency. Failure to effectively allocate and manage our resources to support our information technology infrastructure could result in transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of sensitive or confidential data through security breach or otherwise. Significant capital investments could be required to remediate any potential problems or to otherwise protect against security breaches or to address problems caused by breaches. In addition, if we are unable to prevent security breaches, we may experience a loss of critical data or suffer financial or reputational damage or penalties because of the unauthorized disclosure of confidential information belonging to us or to our customers or suppliers. Our insurance policies do not cover losses caused by security breaches.
Interruption of our supply chain, including a disruption in operations at any of our production and distribution facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.
We rely on a limited number of production and distribution facilities. A disruption in operations at any of these facilities or any other disruption in our supply chain relating to green coffee supply, service by our 3PL service providers or common carriers, supply of raw materials and finished goods under vendor-managed inventory arrangements, or otherwise, whether as a result of casualty, natural disaster, power loss, telecommunications failure, terrorism, labor shortages, contractual disputes or other causes, could significantly impair our ability to operate our business and adversely affect our relationship with our customers. In such event, we may also be forced to contract with alternative, and possibly more expensive, suppliers or service providers, which would adversely affect our profitability. Additionally, the majority of our green coffee comes through the Ports of Houston and Seattle. Any interruption to port operations, highway arteries, gas mains or electrical service in the areas where we operate or obtain products or inventory could restrict our ability to manufacture and distribute our products for sale and would adversely impact our business.
Our failure to accurately forecast demand for our products or quickly respond to forecast changes could have an adverse effect on our sales.
Based upon our forecasts of customer demand, we set target levels for the manufacture of our products and for the purchase of green coffee in advance of customer orders. If our forecasts exceed demand, we could experience excess inventory and manufacturing capacity and/or price decreases or we could be required to write-down expired or obsolete inventory, which could adversely impact our financial performance. Alternatively, if demand for our products increases more than we currently forecast and we are unable to satisfy increases in demand through our current manufacturing capacity or appropriate third-party providers, or we are unable to obtain sufficient raw materials inventories under vendor-managed inventory arrangements, we may not be able to satisfy customer demand for our products which could have an adverse impact on our sales and reputation.
We depend on the expertise of key personnel. The unexpected loss of one or more of these key employees or difficulty recruiting and retaining qualified personnel could have a material adverse effect on our operations and competitive position.
Our success largely depends on the efforts and abilities of our executive officers and other key personnel. There is limited management depth in certain key positions throughout the Company. We must continue to recruit, retain and motivate management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. The loss of key employees could adversely affect our operations and competitive position. We do not maintain key person life insurance policies on any of our executive officers.

Investment in acquisitions could disrupt our ongoing business, not result in the anticipated benefits and present risks not originally contemplated.
We have invested and in the future may invest in acquisitions which may involve risks and uncertainties, including the risks involved with entering new product categories or geographic regions, the difficulty in integrating newly-acquired businesses or brands, contingent risks associated with the past operations of or other unanticipated problems arising in any acquired business, the challenges of achieving strategic objectives and other benefits expected from acquisitions, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and liabilities, the performance of underlying products, capabilities or technologies, and the potential loss of key personnel and customers of the acquired businesses. Additionally, any such acquisitions may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, restructuring charges and the recognition of significant charges for depreciation and amortization related to intangible assets. There can be no assurance that any such acquisitions will be identified or that we will be able to consummate any such acquisitions on terms favorable to us or at all. If any such acquisitions are not successful, our business and results of operations could be adversely affected.
Volatility in the equity markets could reduce the value of our investment portfolio.
The value of our investment portfolio may be adversely affected by interest rate fluctuations, downgrades in credit ratings, illiquidity in the capital markets and other factors which may result in other than temporary declines in the value of our investments. Any of these events could cause us to record impairment charges with respect to our investment portfolio or to realize losses on the sale of investments. We have incurred operating losses in the past and if we incur operating losses in the future on a continual basis, a portion or all of this investment portfolio may be required to be liquidated to fund those losses.
Increased severe weather patterns may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Major weather phenomena like El Niño and La Niña are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration, causing improper development of the coffee cherries. A large portion of the global coffee supply comes from Brazil and so the climate and growing conditions in that country carry heightened importance. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit the availability or increase the cost of key agricultural commodities, such as green coffee and tea, which are important ingredients for our products. We have experienced storm-related damages and disruptions to our operations in the recent past related to both winter storms as well as heavy rainfall and flooding. Increased frequency or duration of extreme weather conditions could also damage our facilities, impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
At June 30, 2016, the projected benefit obligation under our single employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation.
Our sales and distribution network is costly to maintain.
Our sales and distribution network requires a large investment to maintain and operate. Costs include the fluctuating cost of gasoline, diesel and oil, costs associated with managing, purchasing, leasing, maintaining and insuring a fleet of delivery vehicles, the cost of maintaining distribution centers and branch warehouses throughout the country, the cost of our long-haul distribution, and the cost of hiring, training and managing our sales force. Many of these costs are beyond our control, and many are fixed rather than variable. Some competitors use alternate methods of distribution that fix, control, reduce or eliminate many of the costs associated with our method of distribution.
We are self-insured and our reserves may not be sufficient to cover future claims.
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision, and automobile risks present a large potential liability. While we accrue for this liability based on historical claims experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods.
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
We have union contracts relating to a significant portion of our workforce. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future or that we will not be subject to future union organizing activity. There are potential adverse effects of labor disputes with our own employees or by others who provide warehousing, transportation (lines, truck drivers, 3PL service providers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. Strikes or work stoppages or other business interruptions could occur if we are unable to renew collective bargaining agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or results of operations. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
We could face significant withdrawal liability if we withdraw from participation in the multiemployer pension plans in which we participate.
We participate in two multiemployer defined benefit pension plans and one multiemployer defined contribution pension plan for certain union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. In the event we withdraw from participation in one or more of these plans, we could be required to make an additional lump-sum contribution to the plan. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. Future collective bargaining negotiations may result in our withdrawal from the remaining multiemployer pension plans in which we participate and, if successful, may result in a withdrawal liability, the amount of which could be material to our results of operations and cash flows.
Restrictive covenants in our credit facility may limit our ability to make investments or otherwise restrict our ability to pursue our business strategies.
Our credit facility contains various covenants that limit our ability to, among other things, make investments; incur additional indebtedness; create, incur, assume or permit any liens on our property; pay dividends under certain circumstances; and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. Our credit facility also contains financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances. Our ability to meet those covenants may be affected by events beyond our control, and there can be no assurance that we will meet those covenants. The breach of any of these covenants could result in a default under the credit facility.

Future impairment charges could adversely affect our operating results.
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
We rely on independent certification for a number of our coffee products. Loss of certification could harm our business.
A number of our Artisan coffee products are independently certified as “Rainforest Alliance,” “Organic” and “Fair Trade.” We must comply with the requirements of independent organizations and certification authorities in order to label our products as certified. The loss of any independent certifications could adversely affect our reputation and competitive position, which could harm our business.
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
Our operating results may fluctuate from period to period as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, competition, changes in consumer preferences, seasonality, our ability to retain and attract customers, our ability to manage inventory and fulfillment operations and maintain gross margin, and period and year-end LIFO inventory adjustments. Fluctuations in our operating results due to these factors or for any other reason could cause our stock price to decline. In addition, price and volume fluctuations in the stock market as a whole may affect the market price of our stock in ways that may be unrelated to our financial performance. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
If we experience a deterioration in operating performance, operating losses may recur and, as a result, could lead to increased leverage which may harm our financial condition and results of operations.
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

Our ability to fund the costs associated with the New Facility, satisfy our lease obligations and make payments of principal and interest on our indebtedness depends on our future performance. Should we experience a deterioration in operating performance, we will have less cash inflows from operations available to meet these obligations. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:

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
Our success depends on our ability to provide customers with high-quality products and service. Although we take measures to ensure that we sell only fresh products, we have no control over our products once they are purchased by our customers. Accordingly, customers may prepare our products inconsistent with our standards, or store our products for longer periods of time, potentially affecting product quality. Clean water is critical to the preparation of coffee beverages. We have no ability to ensure that our customers use a clean water supply to prepare coffee beverages. If consumers do not perceive our products and service to be of high quality, then the value of our brands may be diminished and, consequently, our operating results and sales may be adversely affected.
Adverse public or medical opinions about caffeine may harm our business and reduce our sales.
Coffee contains caffeine and other active compounds, the health effects of some of which are not fully understood. A number of research studies conclude or suggest that excessive consumption of caffeine may lead to increased adverse health effects. An unfavorable report or other negative publicity or litigation on the health effects of caffeine or other compounds present in coffee could significantly reduce the demand for coffee which could harm our business and reduce our sales. In addition, we could be subject to litigation relating to the existence of such compounds in our coffee which could be costly and adversely affect our business.
Instances or reports linking us to food safety issues could harm our business and lead to potential product recalls or product liability claims.
Selling products for human consumption involves inherent legal risks. Instances or reports of food safety issues involving our products, whether or not accurate, such as unclean water supply, food-borne illnesses, food tampering, food contamination or mislabeling, could damage the value of our brands, negatively impact sales of our products, and potentially lead to product recalls, product liability claims, litigation or damages. A significant product liability claim against us, whether or not successful, or a widespread product recall may reduce our sales and harm our business.
Government regulations affecting the conduct of our business could increase our operating costs, reduce demand for our products or result in litigation.
The conduct of our business is subject to various laws and regulations. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws, including the Food Safety Modernization Act of 2011 which requires, among other things, that food facilities conduct contamination hazard analyses, implement risk-based preventive controls and develop track-and-trace capabilities; laws relating to product labeling, advertising and marketing practices; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. Any new laws and regulations or changes in existing laws and regulations or the interpretations thereof could require us to change certain of our operational processes and procedures, or implement new ones, and may increase our operating and compliance costs. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations.
Significant additional labeling or warning requirements may increase our costs and adversely affect sales of the affected products.
Various jurisdictions may seek to adopt significant additional product labeling (such as requiring labeling of products that contain genetically modified organisms) or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products, they may inhibit sales of such products. In addition, for example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. The Council for Education and Research on Toxics (“CERT”) has filed suit against a number of companies as defendants, including our subsidiary, Coffee Bean International, Inc., which sell coffee in California for allegedly failing to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers or remove acrylamide from finished products (which may be impossible). If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging deliveries.
Litigation pending against us could expose us to significant liabilities and damage our reputation.
We are currently party to various legal and other proceedings, and additional claims may arise in the future. See Note 22, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, operationally disruptive and distracting to management, and could negatively affect our brand name and image and subject us to statutory penalties and costs of enforcement. We can provide no assurances as to the outcome of any litigation or the resolution of any other claims against us. An adverse outcome of any litigation or other claim could negatively affect our financial condition, results of operations or liquidity.
Compliance with regulations affecting publicly traded companies has resulted in increased costs and may continue to result in increased costs in the future.
As a publicly traded company, we are subject to laws, accounting and reporting requirements, tax rules and other regulations and requirements, including those imposed by the SEC and NASDAQ. Our efforts to comply with these requirements and regulations have resulted in, and are likely to continue to result in, increased expenses and a diversion of substantial management time and attention from revenue-generating activities to compliance activities. Because these laws and regulations are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. Failure to comply with such regulations could have a material adverse effect on our business and stock price.
Concentration of ownership among our principal stockholders may dissuade potential investors from purchasing our stock, may prevent new investors from influencing significant corporate decisions and may result in a lower trading price for our stock than if ownership of our stock was less concentrated.
As of September 12, 2016, members of the Farmer family or entities controlled by the Farmer family (including trusts) beneficially owned approximately 32.4% of our outstanding common stock, including members of the Farmer family or entities controlled by the Farmer family (including trusts) comprising a group for purposes of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) identified in a Schedule 13D/A filed with the SEC on September 8, 2016. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors, the amendment of our charter documents, and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.
Future sales of shares by existing stockholders could cause our stock price to decline.
All of our outstanding shares are eligible for sale in the public market, subject in certain cases to limitations under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). Also, shares subject to outstanding options and restricted stock under our long-term incentive plan are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, our stock ownership guidelines, and Rule 144 under the Securities Act. If these shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline.
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

Item 1.B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our current production and distribution facilities are as follows:

Location	Approximate Square Feet	Purpose	Status
Northlake, TX(1)	538,000	Under construction	Leased
Houston, TX	330,877	Manufacturing and warehouse	Owned
Portland, OR	114,000	Manufacturing and distribution	Leased
Northlake, IL	89,837	Distribution and warehouse	Leased
Oklahoma City, OK	142,115	Distribution and warehouse	Owned
Moonachie, NY	41,404	Distribution and warehouse	Leased
Torrance, CA(2)	665,000	Distribution and warehouse	Leased
_____________
(1) Upon completion, the New Facility will house our manufacturing, distribution, product development lab and corporate headquarters. In the fourth quarter of fiscal 2016, we exercised the purchase option under the Lease Agreement to acquire the partially constructed New Facility with a targeted closing date in the first quarter of fiscal 2017. Construction of and relocation to the New Facility are expected to be completed in the third quarter of fiscal 2017. In the interim, we have leased 32,000 square feet of temporary office space in Fort Worth, Texas near the New Facility to house our primary administrative offices. See Note 4, New Facility Lease Obligation, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(2)
We sold the Torrance facility on July 15, 2016, subject to a lease back as described in Note 24, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. As of June 30, 2016, the Torrance facility continued to house certain administrative functions and serve as a distribution facility and a branch warehouse pending transition of the remaining Torrance operations to our other facilities.

As of June 30, 2016, we stage our products in 109 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 1,000 to 50,000 square feet.
Approximately 52% of our facilities are leased with a variety of expiration dates through 2021. The lease on the Portland facility expires in 2018 and has options to renew up to an additional 10 years.
We calculate our utilization for all of our production facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, seven days per week), in each case, based on our current product mix. Utilization rates for our production facilities were approximately 90%, 66% and 65% during the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The higher utilization rate in fiscal 2016 was primarily due to wind-down of production at our Torrance facility and the addition of those production volumes to our Portland and Houston production facilities.
We believe that our Portland and Houston production facilities, together with our existing distribution centers and branch warehouses, will provide adequate capacity for our current operations pending completion of the New Facility. In the event of significant increases in demand that precede the completion of and relocation to the New Facility, we may be required to increase staffing, including through temporary labor and overtime, use third-party manufacturers, lease additional production facilities or some combination of those alternatives or others to satisfy demand.

Item 3.	Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 22, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the NASDAQ Global Select Market under the symbol “FARM.” The following table sets forth the quarterly high and low sales prices of our common stock as reported by NASDAQ for each quarter during the last two fiscal years.

	Year Ended June 30, 2016		Year Ended June 30, 2015
	High	Low	High	Low
1st Quarter	$28.16	$20.90	$29.10	$20.29
2nd Quarter	$32.94	$26.99	$31.86	$26.01
3rd Quarter	$31.63	$24.04	$32.50	$22.72
4th Quarter	$32.50	$26.69	$25.96	$23.39
On September 12, 2016, the last sale price reported on NASDAQ for our common stock was $33.46 per share.
Holders
As of September 12, 2016, there were approximately 2,250 holders of record. Determination of holders of record is based upon the number of record holders and individual participants in security position listings. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividends
The Company’s Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, credit agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the credit agreement restrictions on the payment of dividends, see Liquidity, Capital Resources and Financial Condition included in Part II, Item 7 of this report, and Note 15, Bank Loan, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Equity Compensation Plan Information
This information appears in Equity Compensation Plan Information included in Part III, Item 12 of this report.
Performance Graph
The following graph depicts a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Russell 2000 Index, the Value Line Food Processing Index and a peer group index. The graph assumes an initial investment of $100.00 at the beginning of the five year period and that all dividends paid by companies included in these indices have been reinvested.
Because no published peer group is similar to the Company's portfolio of business, the Company created a peer group index that includes the following companies: B&G Foods, Inc., Boulder Brands, Inc., Coffee Holding Co. Inc., Dunkin' Brands Group, Inc., National Beverage Corp., SpartanNash Company, Inventure Foods, Inc. and Treehouse Foods, Inc. The companies in the peer group index are in the same industry as Farmer Bros. Co. with product offerings that overlap with the Company's product offerings. Boulder Brands, Inc. is no longer a public company and has been excluded from the peer group index in fiscal 2016.
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

Comparison of Five-Year Cumulative Total Return
Farmer Bros. Co., Russell 2000 Index, Value Line Food Processing Index and Peer Group Index
(Performance Results Through June 30, 2016)

	2011	2012	2013	2014	2015	2016
Farmer Bros. Co.	$100.00	$78.50	$138.66	$213.12	$231.76	$316.17
Russell 2000 Index	$100.00	$97.92	$121.63	$150.38	$160.61	$150.70
Value Line Food Processing Index	$100.00	$108.65	$130.34	$159.51	$170.55	$202.07
Peer Group Index	$100.00	$119.31	$144.21	$160.87	$175.66	$215.12
Source: Value Line Publishing, LLC

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors, and our consolidated financial statements and the notes thereto included elsewhere in this report. The historical results do not necessarily indicate results expected for any future period.

	Year Ended June 30,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Net sales	$544,382	$545,882	$528,380	$513,869	$498,701
Cost of goods sold	$335,907	$348,846	$332,466	$328,693	$332,309
Restructuring and other transition expenses(1)	$16,533	$10,432	$—	$—	$—
Net gains from sale of Spice Assets(2)	$(5,603)	$—	$—	$—	$—
Net (gains) losses from sales of assets	$(2,802)	$394	$(3,814)	$(4,467)	$(268)
Income (loss) from operations	$8,179	$3,284	$8,916	$372	$(21,846)
Income (loss) from operations per common share—diluted	$0.49	$0.20	$0.56	$0.02	$(1.41)
Income tax (benefit) expense(3)	$(79,997)	$402	$705	$(825)	$(347)
Net income (loss)(4)	$89,918	$652	$12,132	$(8,462)	$(26,576)
Net income (loss) per common share—basic	$5.45	$0.04	$0.76	$(0.54)	$(1.72)
Net income (loss) per common share—diluted	$5.41	$0.04	$0.76	$(0.54)	$(1.72)
Cash dividends declared per common share	$—	$—	$—	$—	$—

	June 30,
(In thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total assets(5)	$368,991	$240,943	$266,177	$244,136	$257,916
Deferred income taxes	$80,786	$751	$414	$467	$861
Capital lease obligations(6)	$2,359	$5,848	$9,703	$12,168	$15,867
Long-term borrowings under revolving credit facility	$—	$—	$—	$10,000	$—
Earn-out payable-RLC acquisition(7)	$100	$200	$—	$—	$—
Long-term derivative liabilities	$—	$25	$—	$1,129	$—
Total liabilities(8)	$186,397	$150,932	$151,313	$162,298	$174,364
_____________
(1) See Note 3, Corporate Relocation Plan, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(2) See Note 5, Sale of Spice Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(3) Includes non-cash income tax benefit of $80.3 million in fiscal 2016 from the release of valuation allowance on deferred tax assets. See Note 20, Income Taxes, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(4) Includes: (a) beneficial effect of liquidation of LIFO inventory quantities of $4.2 million, $4.9 million, $0, $1.1 million and $14.2 million in fiscal 2016, 2015, 2014, 2013 and 2012, respectively; and (b) $5.6 million in impairment losses on goodwill and intangible assets and $4.6 million in pension withdrawal expense in fiscal 2012.
(5) Includes $28.1 million in assets at June 30, 2016 recorded in "Property, plant and equipment" to offset New Facility lease obligation recorded in "Other long-term liabilities"related the New Facility included in "Property, plant and equipment" as the deemed owner of the New Facility.
(6) Excludes imputed interest.

(7) See Note 2, Acquisition, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(8) Includes $28.1 million New Facility lease obligation at June 30, 2016 recorded in “Other long-term liabilities.”
See Note 19, Other Long-Term Liabilities, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2016, 2015 and 2014 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the “Risk Factors” described in Part I, Item 1A of this report.

Overview
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants and convenience store chains, hotels, casinos, hospitals, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee products. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible. Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, DTVS and sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value-added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Portland, Oregon and Houston, Texas. Distribution takes place out of our Portland facility as well as three separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. As of June 30, 2016, the Torrance facility continued to house certain administrative functions, serve as a distribution facility and branch warehouse pending transition of the remaining Torrance operations to our other facilities. Upon completion, the New Facility will serve as a production facility and distribution center for our products.
Our products reach our customers primarily in two ways: through our nationwide DSD network of 450 delivery routes and 109 branch warehouses at June 30, 2016, or direct-shipped via common carriers or third-party distributors. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on 3PL service providers for our long-haul distribution. DSD sales are made “off-truck” to our customers at their places of business.
Corporate Relocation
In an effort to make the Company more competitive and better positioned to capitalize on growth opportunities, in fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility housing these operations currently under construction in Northlake, Texas (the “Corporate Relocation Plan”). Approximately 350 positions were impacted as a result of the Torrance facility closure.

The significant milestones associated with our Corporate Relocation Plan are as follows:

Event	Date
Announced Corporate Relocation Plan	Q3 fiscal 2015
Transitioned coffee processing and packaging from Torrance production facility and consolidated them with Houston and Portland production facilities	Q4 fiscal 2015
Moved Houston distribution operations to Oklahoma City distribution center	Q4 fiscal 2015
Entered into the lease agreement and development management agreement for New Facility	Q1 fiscal 2016
Commenced construction of New Facility	Q1 fiscal 2016
Transitioned primary administrative offices from Torrance to temporary leased offices in Fort Worth, Texas	Q1-Q2 fiscal 2016
Sold Spice Assets to Harris	Q2 fiscal 2016
Principal design work completed on New Facility	Q3 fiscal 2016
Completed transition services to Harris and ceased spice processing and packaging at Torrance facility	Q4 fiscal 2016
Entered into purchase and sale agreement to sell Torrance facility	Q4 fiscal 2016
Exercised purchase option on New Facility	Q4 fiscal 2016
Closed sale of Torrance facility	Q1 fiscal 2017
Close on purchase option for New Facility	Estimated Q1 fiscal 2017
Exit from Torrance facility	Estimated Q2 fiscal 2017
Completion of construction and relocation to New Facility	Estimated Q3 fiscal 2017
See Liquidity, Capital Resources and Financial Condition below for further details of the impact of these activities on our financial condition and liquidity.
Recent Developments
On September 9, 2016, we entered into an asset purchase agreement to acquire substantially all of the assets of China Mist Brands, Inc., for an aggregate purchase price of $11.3 million, with $10.8 million to be paid in cash at closing and $0.5 million to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 and 2018. The transaction is expected to close during the second quarter of fiscal 2017. We anticipate that the acquisition of China Mist will give us a greater presence in the high-growth premium tea industry. See Note 24, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Important Factors Affecting Our Results of Operations
We have identified factors that affect our industry and business which we expect to also play an important role in our future growth and profitability. Some of these factors include:

•
Demographic and Channel Trends. Our success is dependent upon our ability to develop new products in response to demographic and other trends to better compete in areas such as premium coffee and tea, including expansion of our product portfolio by investing resources in what we believe to be key growth categories, including the launch of our Metropolitan™ single cup coffee, expanded seasonal coffee and specialty beverages, new shelf-stable coffee products, new hot teas, the introduction of Collaborative Coffee™ branded products into the retail grocery channel, and the packaging redesign and product portfolio optimization of our Un Momento® retail branded product line.

•
Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an agricultural commodity traded on the Commodities and Futures Exchange that is subject to price fluctuations. Over the past five years, coffee “C” market price per pound ranged from approximately $1.02 to $2.90. The coffee “C” market price as of June 30, 2016 and 2015 was $1.46 and $1.32 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this report.

•
Hedging Strategy. We are exposed to market risk of losses due to changes in coffee commodity prices. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 7, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. In each of fiscal 2016 and fiscal 2015, a lower percentage of our roast and ground coffee volume was based on a price schedule and a higher percentage was sold to customers under commodity-based pricing arrangements as compared to fiscal 2014.

•
Sustainability. With an increasing focus on sustainability across the coffee and foodservice industry, and particularly from the customers we serve, it is important for us to embrace sustainability across our operations, in the quality of our products, as well as, how we treat our coffee growers. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions.

•
Supply Chain Efficiencies and Competition. In order to compete effectively and capitalize on growth opportunities, we must continue to evaluate and undertake initiatives to reduce costs and streamline our supply chain. We undertook the Corporate Relocation Plan, in part, to pursue improved production efficiency to allow us to provide a more cost-competitive offering of high-quality products. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus have included corporate staffing and structure, methods of procurement, logistics, inventory management, supporting technology, and real estate assets.

•
Market Opportunities. We have invested and in the future may invest in acquisitions that we believe will enhance long-term stockholder value and complement or enhance our product, equipment, service and/or distribution offerings to existing and new customer bases. For example, subsequent to the fiscal year end, on September 9, 2016, we entered into an asset purchase agreement to acquire substantially all of the assets of China Mist as described in Note 24, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. We anticipate that the acquisition of China Mist will give us a greater presence in the high-growth premium tea industry. Additionally, in the first quarter of fiscal 2015 we acquired substantially all of the assets of Rae' Launo Corporation (“RLC”) as described in Note 2, Acquisition, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

•
Capacity Utilization. We calculate our utilization for all of our production facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, seven days per week), in each case, based on our current product mix. Utilization rates for our production facilities were approximately 90%, 66% and 65% during the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The higher utilization rate in fiscal 2016 was due to the wind-down of production at our Torrance facility and the addition of those production volumes to our Portland and Houston production facilities. Since most of our customers do not commit to long-term firm production schedules, we are unable to forecast the level of customer orders with certainty to maximize utilization of manufacturing capacity. As a result, our production facility capacity utilization generally remains less than 100%.

Results of Operations
Fiscal Years Ended June 30, 2016 and 2015
Financial Highlights

•	Gross profit increased 5.8% to $208.5 million in fiscal 2016 from $197.0 million in fiscal 2015.

•	Gross margin increased to 38.3% in fiscal 2016 from 36.1% in fiscal 2015.

•	Income from operations increased 149.1% to $8.2 million in fiscal 2016 from $3.3 million in fiscal 2015.

•
Net income was $89.9 million, or $5.41 per diluted common share, in fiscal 2016, primarily due to non-cash income tax benefit of $80.3 million from the release of valuation allowance on deferred tax assets, compared to $0.7 million, or $0.04 per diluted common share, in fiscal 2015.

Fiscal 2016 Strategic Initiatives
In fiscal 2016, we undertook initiatives to reduce costs, streamline our supply chain, improve the breadth of products and services we provide to our customers, and better position the Company to attract new customers. These initiatives included the following:

•
Corporate Relocation Plan. We continued to execute on the Corporate Relocation Plan that we initiated in the third quarter of fiscal 2015 by executing on the milestones described above under Corporate Relocation.

•
Third-Party Logistics. During the second half of fiscal 2016, we replaced our long-haul fleet operations with 3PL. We expect that this transportation arrangement will reduce our fuel consumption and empty trailer miles, while improving our intermodal and trailer cube utilization.

•
Vendor Managed Inventory. During the second half of fiscal 2016, we entered into a vendor managed inventory arrangement with a third party. We anticipate that the use of vendor managed inventory arrangements will result in a reduction in raw material, finished goods and logistics costs, while improving packaging innovation and fulfillment.

•
DSD Reorganization. In fiscal 2016, we continued our efforts to improve efficiencies in our sales and product offerings. During the second half of fiscal 2016, we began to realign our DSD organization by undertaking initiatives intended to streamline communication and decision making, enhance branch organizational structure, and improve customer focus, including toward a comprehensive training program for all DSD team members to strengthen customer engagement. In fiscal 2016, we executed a regional test of our first advertising and lead generation campaign designed to improve our new customer acquisition rate within our DSD network.

•
Branch Consolidation and Property Sales. In an effort to streamline our branch operations, in the fourth quarter of fiscal 2016 we sold two Northern California branch properties, with a third Northern California property under contract for sale, and we acquired a new branch facility in Hayward, California.

•
Introduction of Collaborative Coffee™ and Redesign of Un Momento® Branded Retail Products. In an effort to address what we believe to be unmet consumer needs and improve margin within the retail grocery environment, in fiscal 2016, we launched Collaborative Coffee™, a new brand of ethically sourced, whole bean direct trade coffees into the retail grocery channel. In addition, we completed a packaging redesign and product portfolio optimization of our Un Momento® retail branded product line.

Net Sales
Net sales in fiscal 2016 decreased $1.5 million, or 0.3%, to $544.4 million from $545.9 million in fiscal 2015 primarily due to a decrease in net sales of coffee and tea products, partially offset by an increase in net sales of spice products and other beverages. Net sales in fiscal 2016 included $9.7 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $9.7 million in price increases to customers utilizing such arrangements in fiscal 2015.

The change in net sales in fiscal 2016 compared to fiscal 2015 was due to the following:

(In millions)	Year Ended June 30, 2016 vs. 2015
Effect of change in unit sales	$14.4
Effect of pricing and product mix changes	(15.9)
Total decrease in net sales	$(1.5)
Unit sales increased 3.6% in fiscal 2016 as compared to fiscal 2015, but average unit price decreased by 3.8% resulting in a decrease in net sales of 0.3%. The increase in unit sales was primarily due to a 3.4% increase in unit sales of roast and ground coffee products, which accounted for approximately 61% of our total net sales, while the decrease in average unit price was primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity purchase costs to our customers. In fiscal 2016, we processed and sold approximately 90.7 million pounds of green coffee as compared to 87.7 million pounds of green coffee processed and sold in fiscal 2015. There were no new product category introductions in fiscal 2016 or 2015 which had a material impact on our net sales.
The following table presents net sales aggregated by product category for the respective periods indicated:

	Year Ended June 30,
	2016		2015
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$332,533	61%	$336,129	60%
Coffee (Frozen Liquid)	35,933	7%	37,428	7%
Tea (Iced & Hot)	25,096	4%	27,172	5%
Culinary	54,036	10%	54,208	11%
Spice(1)	35,789	6%	32,336	6%
Other beverages(2)	57,690	11%	54,933	10%
Net sales by product category	541,077	99%	542,206	99%
Fuel surcharge	3,305	1%	3,676	1%
Net sales	$544,382	100%	$545,882	100%
____________
(1) Spice product net sales included $3.2 million in sale of inventory to Harris at cost in fiscal 2016 upon conclusion of the transition services provided by the Company in connection with the sale of Spice Assets.
(2) Includes all beverages other than coffee and tea.
Cost of Goods Sold
Cost of goods sold in fiscal 2016 decreased $12.9 million, or 3.7%, to $335.9 million, or 61.7% of net sales, from $348.8 million, or 63.9% of net sales, in fiscal 2015. The decrease in cost of goods sold as a percentage of net sales in fiscal 2016 was primarily due to lower coffee commodity costs compared to the same period in the prior fiscal year, supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, and other supply chain improvements. The average Arabica "C” market price of green coffee decreased 24.8% in fiscal 2016. Inventories decreased at the end of fiscal 2016 compared to fiscal 2015 primarily due to production consolidation and the sale of processed and unprocessed inventories to Harris at cost upon conclusion of the transition services provided by the Company in connection with the sale of Spice Assets. As a result, a beneficial effect of liquidation of LIFO inventory quantities in the amount of $4.2 million was recorded in cost of goods sold in fiscal 2016 reducing cost of goods sold by the same amount. In fiscal 2015 $4.9 million in beneficial effect of liquidation of LIFO inventory quantities was recorded.

Gross Profit
Gross profit in fiscal 2016 increased $11.4 million, or 5.8%, to $208.5 million from $197.0 million in the prior fiscal year and gross margin increased to 38.3% in fiscal 2016 from 36.1% in the prior fiscal year. The increase in gross profit was primarily due to lower coffee commodity costs compared to the same period in the prior fiscal year, supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility and other supply chain improvements. Gross profit in fiscal 2016 and 2015 included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $4.2 million and $4.9 million, respectively.
Operating Expenses
In fiscal 2016, operating expenses increased $6.5 million, or 3.4%, to $200.3 million or 36.8% of net sales, from $193.8 million, or 35.5% of net sales, in fiscal 2015, primarily due to higher general and administrative expenses and restructuring and other transition expenses associated with the Corporate Relocation Plan as compared to the prior fiscal year. General and administrative expenses and restructuring and other transition expenses increased $10.8 million and $6.1 million, respectively, in fiscal 2016, as compared to the prior fiscal year, partially offset by a $1.6 million decrease in selling expenses. The increase in general and administrative expenses in fiscal 2016 as compared to fiscal 2015 was primarily due to higher accruals for incentive compensation to eligible employees as compared to a reduction in accrual for incentive compensation to eligible employees in the prior fiscal year, an increase in employee and retiree medical costs, workers' compensation expense and the write-off of a long-term loan receivable that was deemed uncollectible. The increase in general and administrative expenses was partially offset by $5.6 million in net gains from sale of Spice Assets and $2.8 million in net gains from sales of assets, primarily real estate, as compared to $(0.4) million in net losses from sales of assets, primarily vehicles, in fiscal 2015. The decrease in selling expenses in fiscal 2016 as compared to fiscal 2015 was primarily due to lower depreciation and amortization expense and lower vehicle, fuel and freight expenses, partially offset by higher accruals for incentive compensation for eligible employees as compared to a reduction in accrual for incentive compensation to eligible employees in the prior fiscal year.
Income from Operations
Income from operations in fiscal 2016 was $8.2 million as compared to $3.3 million in fiscal 2015 primarily due to higher gross profit, net gains from the sale of Spice Assets and certain real estate assets and lower selling expenses, partially offset by higher restructuring and other transition expenses associated with the Corporate Relocation Plan and general and administrative expenses.
Total Other Income (Expense)
Total other income in fiscal 2016 was $1.7 million compared to total other expense of $(2.2) million in fiscal 2015, primarily due to net gains on derivative instruments and investments of $0.3 million in fiscal 2016 compared to net losses on derivative instruments and investments of $(3.3) million in fiscal 2015. The net gains and net losses on derivative instruments and investments in fiscal 2016 and fiscal 2015, respectively, were primarily due to mark-to-market net gains and net losses on coffee-related derivative instruments not designated as accounting hedges. Net gains on such coffee-related derivative instruments in fiscal 2016 were $0.3 million compared to net losses of $(3.0) million in fiscal 2015. In fiscal 2016 and 2015, we recognized $(0.6) million and $(0.3) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
Income Taxes
In fiscal 2016, we released $80.3 million of the valuation allowance on deferred tax assets, resulting in unreserved deferred tax assets of $90.2 million at June 30, 2016 and a non-cash reduction in income tax expense, or a tax benefit of $80.0 million in fiscal 2016 as compared to income tax expense of $(0.4) million in fiscal 2015. In fiscal 2016, total deferred tax assets were largely unchanged. Deferred tax assets related to our defined benefit pension plans and retiree medical plan increased due to losses recorded in OCI, and net operating loss related to deferred tax assets declined as losses were used to offset current income. In fiscal 2015, deferred tax assets increased primarily due to losses recorded in Other comprehensive income (loss) ("OCI") related to coffee-related derivative instruments, our defined benefit pension plans and retiree medical plan.

Since 2009, a full valuation allowance has been maintained to offset our deferred tax assets. In the fourth quarter of fiscal 2016, after analyzing the available positive and negative evidence, we concluded that it is more likely than not that we will utilize a portion of our tax loss carryforwards. In this analysis, we considered the following items of positive evidence: twelve quarters of our cumulative gain position and our forecasted future earnings; completion of parts of our restructuring plan which significantly reduced costs; and sale of our Torrance facility which is expected to result in a significant gain in the first quarter of fiscal 2017. We also considered the following items of negative evidence: large pension related OCI losses that we recorded in the prior twelve quarters and potential expiration of certain state unused net operating loss carryforwards and credits.
We cannot conclude that certain state net operating loss carryforwards and tax credit carryovers will be utilized before expiration. Accordingly, we will maintain a valuation allowance of $1.6 million to offset these deferred tax assets. We will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that the Company will realize its remaining deferred tax assets.
The Internal Revenue Service is currently auditing our tax years ended June 30, 2013 and 2014.
Net Income
As a result of the foregoing factors, net income was $89.9 million, or $5.41 per diluted common share, in fiscal 2016 as compared to $0.7 million, or $0.04 per diluted common share, in fiscal 2015.

Fiscal Years Ended June 30, 2015 and 2014
Overview
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
Net Sales
Net sales in fiscal 2015 increased $17.5 million, or 3.3%, to $545.9 million from $528.4 million in fiscal 2014. The increase in net sales in fiscal 2015 included $9.7 million in price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer.
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

The following table presents net sales aggregated by product category for the respective periods indicated:

	Year Ended June 30,
	2015		2014
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$336,129	61%	$319,251	60%
Coffee (Frozen Liquid)	37,428	7%	37,840	7%
Tea (Iced & Hot)	27,172	5%	28,452	5%
Culinary	54,208	10%	56,567	11%
Spice	32,336	6%	31,876	6%
Other beverages(1)	54,933	10%	50,572	10%
Net sales by product category	542,206	99%	524,558	99%
Fuel surcharge	3,676	1%	3,822	1%
Net sales	$545,882	100%	$528,380	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of Goods Sold
Cost of goods sold in fiscal 2015 increased $16.4 million, or 4.9%, to $348.8 million, or 63.9% of net sales, from $332.5 million, or 62.9% of net sales in fiscal 2014. The increase in cost of goods sold as a percentage of net sales in fiscal 2015 was primarily due to a 16.2% increase in the average Arabica "C” market price of green coffee. Inventories decreased at the end of fiscal 2015 compared to fiscal 2014 and, therefore, a beneficial effect of liquidation of LIFO inventory quantities in the amount of $4.9 million was recorded in cost of goods sold in fiscal 2015 reducing cost of goods sold by the same amount. No beneficial effect of liquidation of LIFO inventory quantities was recorded in fiscal 2014.
Gross Profit
Gross profit in fiscal 2015 increased $1.1 million, or 0.6%, to $197.0 million from $195.9 million in fiscal 2014, but gross margin decreased to 36.1% in fiscal 2015 from 37.1% in the prior fiscal year. The increase in gross profit was primarily due to the increase in net sales from higher prices of roast and ground coffee, frozen liquid coffee, tea products, spice and other beverages. The decrease in gross margin was primarily due to a 16.9% increase in the average “C” market price of green coffee as compared to the prior fiscal year. Gross profit in fiscal 2015 included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $4.9 million.
Operating Expenses
In fiscal 2015, operating expenses increased $6.8 million, or 3.6%, to $193.8 million, or 35.5% of net sales, from $187.0 million, or 35.4% of net sales, in fiscal 2014, primarily due to $10.4 million in restructuring and other transition expenses associated with the Corporate Relocation Plan. In fiscal 2015 selling expenses decreased $(3.3) million and general and administrative expenses decreased $(4.6) million as compared to fiscal 2014. The decrease in selling expenses in fiscal 2015 as compared to fiscal 2014 was primarily due to lower depreciation and amortization expense, bonus expense and salaries-related expense offset by an increase in workers' compensation expense. The decrease in general and administrative expenses in fiscal 2015 as compared to fiscal 2014 was primarily due to lower depreciation and amortization expense, bonus expense, consulting expense and the absence of expenses in connection with the restatement of certain prior period financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013. This decrease in general and administrative expenses was partially offset by an increase in salaries-related expense, employee and retiree medical expense, ESOP compensation expense and workers' compensation expense. Operating expenses in fiscal 2015 also reflected $(0.4) million in net losses from sales of assets, primarily vehicles, as compared to $3.8 million in net gains from sales of assets, primarily real estate, in fiscal 2014.

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

Non-GAAP Financial Measures
In addition to net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net income” is defined as net income excluding the impact of:

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets; and

•	income tax benefit, including the release of valuation allowance on deferred tax assets.
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
In the fourth quarter of fiscal 2016, we modified the calculation of Non-GAAP net income and Non-GAAP net income per diluted common share to exclude the non-cash income tax benefit from the release of valuation allowance on deferred tax assets. We believe this non-cash income tax benefit is not reflective of our ongoing operating results and that excluding the income tax benefit will help investors with comparability of our results. The historical presentation of the non-GAAP measures was not affected by this modification.
Non-GAAP net income, Non-GAAP net income per diluted common share, Adjusted EBITDA and Adjusted EBITDA Margin, as defined by us, may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.
Set forth below is a reconciliation of reported net income to Non-GAAP net income and reported net income per common share-diluted to Non-GAAP net income per diluted common share:

	Year Ended June 30,
(In thousands)	2016	2015	2014
Net income, as reported	$89,918	$652	$12,132
Restructuring and other transition expenses	16,533	10,432	—
Net gains from sale of Spice Assets	(5,603)	—	—
Net (gains) losses from sales of assets	(2,802)	394	(3,814)
Non-cash income tax benefit, including release of valuation allowance on deferred tax assets	(80,439)	—	—
Non-GAAP net income	$17,607	$11,478	$8,318

Net income per common share—diluted, as reported	$5.41	$0.04	$0.76
Impact of restructuring and other transition expenses	$1.00	$0.64	$—
Impact of net gains from sale of Spice Assets	$(0.34)	$—	$—
Impact of net (gains) losses from sales of assets	$(0.17)	$0.03	$(0.24)
Impact of release of valuation allowance on deferred tax assets	$(4.84)	$—	$—
Non-GAAP net income per diluted common share	$1.06	$0.71	$0.52

Set forth below is a reconciliation of reported net income to Adjusted EBITDA:

	Year Ended June 30,
(In thousands)	2016	2015	2014
Net income, as reported	$89,918	$652	$12,132
Income tax (benefit) expense	(79,997)	402	705
Interest expense	425	769	1,258
Depreciation and amortization expense	20,774	24,179	27,334
ESOP and share-based compensation expense	4,342	5,691	4,692
Restructuring and other transition expenses	16,533	10,432	—
Net gains from sale of Spice Assets	(5,603)	—	—
Net (gains) losses from sales of assets	(2,802)	394	(3,814)
Adjusted EBITDA	$43,590	$42,519	$42,307
Adjusted EBITDA Margin	8.0%	7.8%	8.0%

Liquidity, Capital Resources and Financial Condition
Credit Facility
We maintain a $75.0 million senior secured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million respectively. The Revolving Facility includes an accordion feature whereby we may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on our eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee ranges from 0.25% to 0.375% per annum based on average revolver usage. Outstanding obligations are collateralized by all of our assets, excluding certain real property not included in the borrowing base, machinery and equipment (other than inventory), and our preferred stock portfolio. Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. We are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to us. We are allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Revolving Facility expires on March 2, 2020.
At June 30, 2016, we were eligible to borrow up to a total of $58.6 million under the Revolving Facility and had outstanding borrowings of $0.1 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $46.6 million. At June 30, 2016, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.64%. At June 30, 2016, we were in compliance with all of the restrictive covenants under the Revolving Facility.
At August 31, 2016, we had estimated outstanding borrowings of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $46.5 million. At August 31, 2016, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.65%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. At June 30, 2016, we had $21.1 million in cash and cash equivalents and $25.6 million in short-term investments. We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, the net proceeds from the sale of the Spice Assets and the proceeds from the sale of our Torrance facility, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including the expected capital expenditures associated with the Corporate Relocation Plan, the purchase option under the Lease Agreement for the partially constructed New Facility, additional construction costs to complete the New Facility and anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $27.6 million in fiscal 2016 compared to $26.9 million in fiscal 2015 and $52.9 million in fiscal 2014. The higher level of net cash provided by operating activities in fiscal 2016 compared to the prior fiscal year was primarily due to higher net income and a higher level of cash inflows from operating activities. The increase in net income was primarily due to non-cash income tax benefit resulting from the release of valuation allowance on deferred tax assets. The higher level of cash inflows from operating activities was primarily due to higher proceeds from sales of short-term investments, accruals for incentive compensation payments to eligible employees and a decrease in inventory balances, partially offset by higher cash outflows from increases in derivative assets and accounts receivable balances, purchases of short-term investments and payments for restructuring and other transition expenses. Inventories decreased at the end of fiscal 2016 compared to fiscal 2015 primarily due to production consolidation, and the sale of processed and unprocessed inventories to Harris at cost upon conclusion of the transition services provided by the Company in connection with the sale of Spice Assets. At June 30, 2016, we had a net gain position in our margin accounts for coffee-related derivative instruments resulting in the release of restriction of the use of $1.0 million of cash in these accounts, which contributed to higher cash inflows in fiscal 2016. In fiscal 2015, the lower level of net cash provided by operating activities as compared to the prior fiscal year was due to lower net income and a higher level of cash outflows from operating activities. Cash outflows were primarily from payments of accounts payable balances including the payment of expenses associated with the Corporate Relocation Plan, payroll expenses including accrued bonuses and restriction of cash held in margin accounts for coffee-related derivative instruments. Cash outflows were partially offset by cash inflows from a decrease in inventory balances. Inventory balances decreased in fiscal 2015 compared to the prior fiscal year primarily due to the consolidation of coffee production from the Torrance production facility with the Houston and Portland production facilities pursuant to our Corporate Relocation Plan. At June 30, 2015, we had a net loss position in our margin accounts for coffee-related derivative instruments resulting in restriction of the use of $1.0 million of cash in these accounts, which contributed to lower cash inflows in fiscal 2015.
Net cash used in investing activities was $39.5 million in fiscal 2016 as compared to $20.1 million in fiscal 2015 and $20.7 million in fiscal 2014. In fiscal 2016, net cash used in investing activities included $31.1 million for purchases of property, plant and equipment including $4.4 million in machinery and equipment for the New Facility and $19.4 million in purchases of construction-in-progress assets in connection with the construction of the New Facility as the deemed owner under the lease arrangement, partially offset by $10.9 million in proceeds from sales of assets, primarily spice assets and real estate. In fiscal 2015, net cash used in investing activities included $1.2 million in payments in connection with the RLC Acquisition and $19.2 million for purchases of property, plant and equipment, partially offset by proceeds from sales of assets, primarily vehicles, of $0.3 million. The increase in cash outflows for property, plant and equipment compared to the prior fiscal year was primarily due to the capital expenditures for the New Facility as the deemed owner of the New Facility.
Net cash provided by financing activities in fiscal 2016 was $17.8 million as compared to net cash used in financing activities of $3.6 million and $22.8 million in fiscal 2015 and 2014, respectively. Net cash provided by financing activities in fiscal 2016 included $19.4 million in proceeds from lease financing in connection with the construction of the New Facility as the deemed owner under the lease arrangement and $1.7 million in proceeds from stock option exercises, partially offset by $3.1 million used to pay capital lease obligations, $0.2 million in tax withholding payments related to net share settlement of equity awards and net repayments on our credit facility of $31,000. Net cash used in financing activities in fiscal 2015 included $3.9 million used to pay capital lease obligations, $0.6 million in net repayments on our credit facility, $0.6 million in deferred financing costs for the Revolving Facility and $0.1 million in tax withholding payments related to net share settlement of equity awards, partially offset by $1.5 million in proceeds from stock option exercises. Net repayments on our credit facility in fiscal 2014 were $20.6 million.
Sale of Spice Assets
In order to focus on our core product offerings, in the second quarter of fiscal 2016, we completed the sale of certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products to Harris. We received $6.0 million in cash at closing, and we are eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris following the closing. The sale of the Spice Assets does not represent a strategic shift for us and is not expected to have a material impact on our results of operations because we will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to our DSD customers. See Note 5, Sale of Spice Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Sale of Torrance Facility
In the fourth quarter of fiscal 2016, we entered into a purchase and sale agreement to sell the Torrance facility. Subsequent to the fiscal year end, the sale of the Torrance facility closed on July 15, 2016 for an aggregate cash sale price of $43.0 million (which sale price was subject to customary adjustments for closing costs and documentary transfer taxes). We have agreed to lease back the Torrance facility on a triple net basis through October 31, 2016 at zero base rent, subject to two one-month extensions at our option at a base rent of $100,000 per month. As of June 30, 2016, the Torrance facility continued to house certain administrative functions and serve as a distribution facility and branch warehouse pending transition of the remaining Torrance operations to our other facilities. See Note 6, Assets Held for Sale, and Note 24, Subsequent Events, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Torrance Facility Exit Costs
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan, we estimate that we will incur approximately $31 million in cash costs in connection with the exit of the Torrance facility consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since adoption of the Corporate Relocation Plan in fiscal 2015 through June 30, 2016, we have recognized a total of $25.7 million of the estimated $31 million in aggregate cash costs, including $16.2 million in employee retention and separation benefits, $3.1 million in facility-related costs related to the relocation of our Torrance operations and certain distribution operations and $6.4 million in other related costs recorded in “Restructuring and other transition expenses” in our consolidated statements of operations. The remainder is expected to be recognized in the first half of fiscal 2017. Additionally, we recognized from inception through fiscal 2016 $1.3 million in non-cash depreciation expense associated with the Torrance production facility. We may incur certain other non-cash asset impairment costs and pension-related costs in connection with the Corporate Relocation Plan. See Note 3, Corporate Relocation Plan, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

New Facility Construction Costs
In the first quarter of fiscal 2016, we entered into the Lease Agreement for the New Facility pursuant to which the New Facility is being constructed by the lessor, at its expense, in accordance with agreed upon specifications and plans. Based on the final budget, which reflects substantial completion of the principal design work for the New Facility, we estimate that the construction costs for the New Facility will be approximately $55 million to $60 million.
In the fourth quarter of fiscal 2016 we exercised the purchase option under the Lease Agreement to acquire the partially constructed New Facility with a targeted closing date in the first quarter of fiscal 2017. The estimated purchase option exercise price for the New Facility is $58.8 million based on the budget for the completed facility. The actual option exercise price for the partially constructed New Facility will depend upon, among other things, the timing of the closing and the actual costs incurred for construction of the New Facility as of the purchase option closing date. See Note 4, New Facility Lease Obligation, and Note 22, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
We recorded an asset related to the New Facility lease obligation included in property, plant and equipment of $28.1 million at June 30, 2016, as the deemed owner of the New Facility, and an offsetting liability of $28.1 million for the lease obligation in "Other long-term liabilities" on our consolidated balance sheet at June 30, 2016. There were no such amounts recorded at June 30, 2015.
Capital Expenditures
For the fiscal years ended June 30, 2016, 2015 and 2014, our capital expenditures were as follows:

		June 30,
(In thousands)	2016	2015	2014
Coffee brewing equipment	$8,375	$10,709	$13,550
Vehicles, machinery and equipment	10,254	6,079	9,270
Building and facilities	3,354	1,460	758
Software, office furniture and equipment	3,165	946	1,689
Land	1,458	—	—
Capital expenditures, excluding New Facility	$26,606	$19,194	$25,267
New Facility:
Machinery and equipment	$4,443	$22	$—
Total capital expenditures	$31,049	$19,216	$25,267
We expect to incur approximately $35 million to $39 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures associated with the New Facility. As of June 30, 2016, we had spent $4.4 million towards the purchase of machinery and equipment for the New Facility. No such capital expenditures were incurred in fiscal 2015. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures and related expenditures for the New Facility are expected to be incurred in the first half of fiscal 2017.
Our expected capital expenditures for fiscal 2017 unrelated to the New Facility include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware, and are expected to be consistent with the average capital expenditures for the past three fiscal years.

Working Capital
At June 30, 2016 and 2015, our working capital was composed of the following:

	June 30,
(In thousands)	2016	2015
Current assets(1)	$153,365	$135,685
Current liabilities(2)	56,837	64,874
Working capital	$96,528	$70,811
__________
(1) Includes $4.0 million in coffee-related short-term derivative assets and $7.2 million in assets held for sale at June 30, 2016 and $1.0 million in restricted cash at June 30, 2015.
(2) Includes $4.0 million in coffee-related short-term derivative liabilities and $1.4 million in deferred tax liabilities at June 30, 2015.

Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2016, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$11,801	$4,093	$5,927	$1,720	$61
New Facility purchase option exercise price(1)	58,779	58,779	—	—	—
Capital lease obligations(2)	2,504	1,443	1,005	56	—
Pension plan obligations	89,950	8,075	16,858	17,918	47,099
Postretirement benefits other than pension plans	11,957	1,080	2,245	2,386	6,246
Revolving credit facility	109	109	—	—	—
Purchase commitments(3)	72,217	72,217	—	—	—
Total contractual obligations	$247,317	$145,796	$26,035	$22,080	$53,406
 ______________
(1) In the fourth quarter of fiscal 2016, we exercised the purchase option under the Lease Agreement to acquire the partially constructed New Facility with a targeted closing date in the first quarter of fiscal 2017. The purchase option exercise price shown in the table above is an estimate based on the budget for the completed facility. The actual option exercise price for the partially constructed New Facility will depend upon, among other things, the timing of the closing and the actual costs incurred for construction of the New Facility as of the purchase option closing date. See Note 4, New Facility Lease Obligation, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(2) Includes imputed interest of $0.1 million.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2016. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

As of June 30, 2016, we had committed to purchase green coffee inventory totaling $62.5 million under fixed-price contracts, $3.3 million in equipment for the New Facility and $6.3 million in other inventory under non-cancelable purchase orders.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, valuation of intangible assets, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance, tax liabilities and litigation. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable based on information available to us at the time these estimates are made.
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
Exposure to Commodity Price Fluctuations and Derivative Instruments
We are exposed to commodity price risk arising from changes in the market price of green coffee. In general, increases in the price of green coffee could cause our cost of goods sold to increase and, if not offset by product price increases, could negatively affect our financial condition and results of operations. As a result, our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments.
Customers generally pay for our products based either on an announced price schedule or under commodity-based pricing arrangements whereby the changes in green coffee commodity costs are passed through to the customer. The pricing schedule is generally subject to adjustment, either on contractual terms or in accordance with periodic product price adjustments, typically monthly, resulting in, at the least, a 30-day lag in our ability to correlate the changes in our prices with fluctuations in the cost of raw materials and other inputs.
In addition to our customer arrangements, we utilize derivative instruments to reduce further the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification ("ASC") 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2016 and 2015, we had 34.0 million and 34.2 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2016, approximately 96% of our outstanding coffee-related derivative instruments, representing 32.6 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2015, approximately 94% of our outstanding coffee-related derivative instruments, representing 32.3 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.
Our risk management practices reduce but do not eliminate our exposure to changing green coffee prices. While we have limited our exposure to unfavorable green coffee price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparty may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by such counterparty, thereby reducing our liquidity. At June 30, 2016, because we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted. At June 30, 2015, we had $1.0 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments due to a net loss position in such accounts. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements.
Inventories
Inventories are valued at the lower of cost or market. We account for coffee, tea and culinary products on the last in, first out (“LIFO”) basis, and coffee brewing equipment parts on the first in, first out (“FIFO”) basis. We regularly evaluate these inventories to determine inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification. At the end of each quarter, we record the expected effect of the liquidation of LIFO inventory quantities, if any, and record the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. As these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation.
Impairment of Goodwill and Indefinite-lived Intangible Assets
We account for our goodwill and indefinite-lived intangible assets in accordance with ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. We perform a qualitative assessment of goodwill and indefinite-lived intangible assets on our consolidated balance sheets, to determine if there is a more likely than not indication that our goodwill and indefinite-lived intangible assets are impaired as of June 30. If the indicators of impairment are present, we perform a quantitative test to determine the impairment of these assets as of the measurement date.
Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of our reporting unit to the carrying value of the reporting unit, including goodwill. If the fair value of a reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.
Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying value.
Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including acquired non-compete agreements and customer relationships. These are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Self-Insurance
We use a combination of insurance and self-insurance mechanisms, including the use of captive insurance entities and participation in a reinsurance treaty, to provide for the potential liability of certain risks including workers’ compensation, health care benefits, general liability, product liability, property insurance and director and officers’ liability insurance. Liabilities associated with risks retained by us are not discounted and are estimated by considering historical claims experience, demographics, exposure and severity factors and other actuarial assumptions.
Our self-insurance for workers’ compensation liability includes estimated outstanding losses of unpaid claims and allocated loss adjustment expenses (“ALAE”), case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses. We believe that the amount recorded at June 30, 2016 is adequate to cover all known workers' compensation claims at June 30, 2016. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results.
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
Employee Benefit Plans
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
We are required to recognize the funded status of a benefit plan in our consolidated balance sheet. We are also required to recognize in OCI certain gains and losses that arise during the period but are deferred under pension accounting rules.

Single Employer Pension Plans
We have a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for our employees hired prior to January 1, 2010 who are not covered under a collective bargaining agreement. We amended the Farmer Bros. Plan, freezing the benefit for all participants effective June  30, 2011. After the plan freeze, participants do not accrue any benefits under the Farmer Bros. Plan, and new hires are not eligible to participate in the Farmer Bros. Plan. As all plan participants became inactive following this pension curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
We also have two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees’ Plan”).
We obtain actuarial valuations for our single employer defined benefit pension plans. In fiscal 2016 we discounted the pension obligations using a 4.40% discount rate and 7.50% expected long-term rate of return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.
At June 30, 2016, the projected benefit obligation under our single employer defined benefit pension plans was $161.2 million and the fair value of plan assets was $96.6 million. The difference between the projected benefit obligation and the fair value of plan assets is recognized as a decrease in OCI and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require premium payments to the Pension Benefit Guaranty Corporation. For the fiscal year ended June 30, 2016, we made $1.6 million in contributions to our single employer defined benefit pension plans and recorded pension expense of $1.2 million. We expect to make approximately $2.3 million in contributions to our single employer defined benefit pension plans in fiscal 2017 and accrue pension expense of approximately $1.7 million per year beginning in fiscal 2017. These pension contributions are expected to continue at this level for several years; however a deterioration in the current economic environment would increase the risk that we may be required to make larger contributions in the future.

The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed rate of return on plan assets under our single employer defined benefit pension plans for fiscal 2017:

($ in thousands)
Farmer Bros. Plan Discount Rate	3.1%	Actual 3.55%	4.1%
Net periodic benefit cost	$983	$1,086	$1,159
Projected benefit obligation	$162,790	$152,324	$142,921

Farmer Bros. Plan Rate of Return	7.3%	Actual 7.75%	8.3%
Net periodic benefit cost	$1,529	$1,086	$642

Brewmatic Plan Discount Rate	3.1%	Actual 3.55%	4.1%
Net periodic benefit cost	$68	$71	$73
Projected benefit obligation	$4,856	$4,575	$4,327

Brewmatic Plan Rate of Return	7.3%	Actual 7.75%	8.3%
Net periodic benefit cost	$85	$71	$56

Hourly Employees’ Plan Discount Rate	3.1%	Actual 3.55%	4.1%
Net periodic benefit cost	$606	$530	$462
Projected benefit obligation	$4,725	$4,329	$3,980

Hourly Employees' Plan Rate of Return	7.3%	Actual 7.75%	8.3%
Net periodic benefit cost	$543	$530	$517
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
Postretirement Benefits
We sponsor a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, our contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. Our retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 3.7% at June 30, 2016. We project an initial medical trend rate of 9.0% in fiscal 2016, ultimately reducing to 4.5% in 10 years.
We also provide a postretirement death benefit to certain of our employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement, and certain other conditions related to the manner of employment termination and manner of death. We record the actuarially determined liability for the present value of the postretirement death benefit using a discount rate of 3.8%. We have purchased life insurance policies to fund the postretirement death benefit wherein we own the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. We record an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
Share-based Compensation
We measure all share-based compensation cost at the grant date, based on the fair values of the awards that are ultimately expected to vest, and recognize that cost on a straight line basis in our consolidated statements of operations over the requisite service period. Fair value of restricted stock is the closing price of the Company's common stock on the date of grant. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes valuation model which requires that we make certain assumptions regarding: (i) the expected volatility in the market price of our common stock; (ii) dividend yield; (iii) risk-free interest rate; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected term).
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of our stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In each of fiscal 2016 and 2015, we used an estimated annual forfeiture rate of 4.8% to calculate share-based compensation expense based on actual forfeiture experience.
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

Deferred Tax Asset Valuation Allowance
We evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. We consider whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators, such as future income projections. After consideration of positive and negative evidence, including the recent history of income, we concluded that it is more likely than not that we will generate future income sufficient to realize our the majority of our deferred tax assets as of June 30, 2016. Accordingly, we recorded a reduction in our valuation allowance in fiscal 2016 in the amount of $83.2 million.

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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at June 30, 2016. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At June 30, 2016, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at June 30, 2016	Change in Market Value
Interest Rate Changes
–150 basis points	$26,495	$904
–100 basis points	$26,310	$719
Unchanged	$25,591	$—
+100 basis points	$24,644	$(947)
+150 basis points	$24,184	$(1,407)
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At June 30, 2016, we had outstanding borrowings of $0.1 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $46.6 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at June 30, 2016 was 1.64%.
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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the fiscal year ended June 30, 2016 we reclassified $(13.2) million in net losses into cost of goods sold from AOCI. For the fiscal years ended June 30, 2015 and 2014 we reclassified $4.2 million and $1.2 million, respectively, in net gains into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the fiscal years ended June 30, 2016, 2015 and 2014, we recognized in “Other, net” $(0.6) million, $(0.3) million and $(0.3) million, respectively, in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
For the fiscal years ended June 30, 2016, 2015 and 2014, we recorded in “Other, net” net (losses) gains on coffee-related derivative instruments not designated as accounting hedges in the amounts of $(0.3) million, $(3.0) million and $2.7 million, respectively.
The following table summarizes the potential impact as of June 30, 2016 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$118	$(118)	$4,941	$(4,941)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2016. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Farmer Bros. Co.
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmer Bros. Co. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
September 13, 2016

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,095	$15,160
Restricted cash	—	1,002
Short-term investments	25,591	23,665
Accounts and notes receivable, net of allowance for doubtful accounts of $714 and $643, respectively	44,364	40,161
Inventories	46,378	50,522
Income tax receivable	247	535
Short-term derivative assets	3,954	—
Prepaid expenses	4,557	4,640
Assets held for sale	7,179	—
Total current assets	153,365	135,685
Property, plant and equipment, net	118,416	90,201
Goodwill and intangible assets, net	6,491	6,691
Other assets	9,933	7,615
Deferred income taxes	80,786	751
Total assets	$368,991	$240,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	23,919	27,023
Accrued payroll expenses	24,540	23,005
Short-term borrowings under revolving credit facility	109	78
Short-term obligations under capital leases	1,323	3,249
Short-term derivative liabilities	—	3,977
Deferred income taxes	—	1,390
Other current liabilities	6,946	6,152
Total current liabilities	56,837	64,874
Accrued pension liabilities	68,047	47,871
Accrued postretirement benefits	20,808	23,471
Accrued workers’ compensation liabilities	11,459	10,964
Other long-term liabilities-capital leases	1,036	2,599
Other long-term liabilities	28,210	225
Deferred income taxes	—	928
Total liabilities	$186,397	$150,932
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,781,561 and 16,658,148 shares issued and outstanding at June 30, 2016 and 2015, respectively	16,782	16,658
Additional paid-in capital	39,096	38,143
Retained earnings	196,782	106,864
Unearned ESOP shares	(6,434)	(11,234)
Accumulated other comprehensive loss	(63,632)	(60,420)
Total stockholders’ equity	$182,594	$90,011
Total liabilities and stockholders’ equity	$368,991	$240,943
The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended June 30,
	2016	2015	2014
Net sales	$544,382	$545,882	$528,380
Cost of goods sold	335,907	348,846	332,466
Gross profit	208,475	197,036	195,914
Selling expenses	150,198	151,753	155,088
General and administrative expenses	41,970	31,173	35,724
Restructuring and other transition expenses	16,533	10,432	—
Net gains from sale of Spice Assets	(5,603)	—	—
Net (gains) losses from sales of assets	(2,802)	394	(3,814)
Operating expenses	200,296	193,752	186,998
Income from operations	8,179	3,284	8,916
Other income (expense):
Dividend income	1,115	1,172	1,073
Interest income	496	381	429
Interest expense	(425)	(769)	(1,258)
Other, net	556	(3,014)	3,677
Total other income (expense)	1,742	(2,230)	3,921
Income before taxes	9,921	1,054	12,837
Income tax (benefit) expense	(79,997)	402	705
Net income	$89,918	$652	$12,132
Net income per common share—basic	$5.45	$0.04	$0.76
Net income per common share—diluted	$5.41	$0.04	$0.76
Weighted average common shares outstanding—basic	16,502,523	16,127,610	15,909,631
Weighted average common shares outstanding—diluted	16,627,402	16,267,134	16,014,587

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2016	2015	2014
Net income	$89,918	$652	$12,132
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of taxes	185	(14,295)	18,685
Losses (Gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of taxes	8,064	(4,211)	(1,161)
Change in the funded status of retiree benefit obligations, net of taxes	(11,461)	(14,122)	(2,802)
Total comprehensive income (loss), net of tax	$86,706	$(31,976)	$26,854

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$89,918	$652	$12,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,774	24,179	27,334
Provision for (recovery of) doubtful accounts	71	(8)	80
Restructuring and other transition expenses, net of payments	(2,697)	6,608	—
Deferred income taxes	(80,314)	123	137
Net (gains) losses from sales of assets	(8,405)	394	(3,814)
ESOP and share-based compensation expense	4,342	5,691	4,692
Net losses (gains) on derivative instruments and investments	12,910	(950)	(4,276)
Change in operating assets and liabilities:
Restricted cash	1,002	(1,002)	8,084
Purchases of trading securities held for investment	(7,255)	(3,661)	(5,915)
Proceeds from sales of trading securities held for investment	5,901	2,358	4,290
Accounts and notes receivable	(3,476)	2,078	2,248
Inventories	3,608	20,470	(14,439)
Income tax receivable	288	(307)	181
Derivative (liabilities) assets, net	(10,583)	(7,269)	3,932
Prepaid expenses and other assets	(111)	(1,332)	(661)
Accounts payable	(3,343)	(16,841)	17,526
Accrued payroll expenses and other current liabilities	5,829	(4,606)	2,574
Accrued postretirement benefits	(358)	(1,507)	(1,905)
Other long-term liabilities	(473)	1,860	695
Net cash provided by operating activities	$27,628	$26,930	$52,895
Cash flows from investing activities:
Acquisition of business, net of cash acquired	$—	$(1,200)	$—
Purchases of property, plant and equipment	(31,050)	(19,216)	(25,267)
Purchases of construction-in-progress assets under New Facility lease	(19,426)	—	—
Proceeds from sales of property, plant and equipment	10,946	273	4,536
Net cash used in investing activities	$(39,530)	$(20,143)	$(20,731)
Cash flows from financing activities:
Proceeds from revolving credit facility	$405	$63,376	$44,806
Repayments on revolving credit facility	(374)	(63,947)	(65,454)
Proceeds from New Facility lease financing	19,426	—	—
Payments of capital lease obligations	(3,147)	(3,910)	(3,681)
Payment of financing costs	(8)	(571)	—
Proceeds from stock option exercises	1,694	1,548	1,480
Tax withholding payment - net share settlement of equity awards	(159)	(116)	—
Net cash provided by (used in) financing activities	$17,837	$(3,620)	$(22,849)
(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended June 30,
	2016	2015	2014
Net increase in cash and cash equivalents	$5,935	$3,167	$9,315
Cash and cash equivalents at beginning of year	15,160	11,993	2,678
Cash and cash equivalents at end of year	$21,095	$15,160	$11,993

Supplemental disclosure of cash flow information:
Cash paid for interest	$425	$769	$1,258
Cash paid for income taxes	324	$858	$361
Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital leases	$—	$55	$1,217
Net change in derivative assets and liabilities included in other comprehensive income (loss), net of tax	$8,249	$(18,506)	$17,524
Construction-in-progress assets under New Facility lease	$8,684	$—	$—
New Facility lease obligation	$8,684	$—	$—
Non-cash additions to equipment	$441	$51	$142
Asset held for sale	$7,179	$—	$—
Non-cash portion of earnout recognized	$496	$—	$—

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2013	16,454,422	$16,454	$34,654	$94,080	$(20,836)	$(42,514)	$81,838
Net income	—	—	—	12,132	—	—	12,132
Unrealized gains on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold	—	—	—	—	—	17,524	17,524
Change in the funded status of retiree benefit obligations, net of tax of zero	—	—	—	—	—	(2,802)	(2,802)
ESOP compensation expense, including reclassifications	—	—	(1,475)	—	4,801	—	3,326
Share-based compensation	(4,936)	(5)	1,371	—	—	—	1,366
Stock option exercises	112,964	113	1,367	—	—	—	1,480
Balance at June 30, 2014	16,562,450	$16,562	$35,917	$106,212	$(16,035)	$(27,792)	$114,864
Net income	—	—	—	652	—	—	652
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold	—	—	—	—	—	(18,506)	(18,506)
Change in the funded status of retiree benefit obligations, net of tax of zero	—	—	—	—	—	(14,122)	(14,122)
ESOP compensation expense, including reclassifications	—	—	(377)	—	4,801	—	4,424
Share-based compensation	4,272	4	1,263	—	—	—	1,267
Stock option exercises	95,723	96	1,452	—	—	—	1,548
Shares withheld to cover taxes	(4,297)	(4)	(112)	—	—	—	(116)
Balance at June 30, 2015	16,658,148	$16,658	$38,143	$106,864	$(11,234)	$(60,420)	$90,011
Net income	—	—	—	89,918	—	—	89,918
Unrealized gains on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax of $5,238	—	—	—	—	—	8,249	8,249
Change in the funded status of retiree benefit obligations, net of tax benefit of $7,277	—	—	—	—	—	(11,461)	(11,461)
ESOP compensation expense, including reclassifications	—	—	(1,413)	—	4,800	—	3,387
Share-based compensation	1,551	2	954	—	—	—	956
Stock option exercises	127,039	127	1,566	—	—	—	1,693
Shares withheld to cover taxes	(5,177)	(5)	(154)	—	—	—	(159)
Balance at June 30, 2016	16,781,561	$16,782	$39,096	$196,782	$(6,434)	$(63,632)	$182,594

The accompanying notes are an integral part of these financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, hospitals, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee products. The Company’s product categories consist of roast and ground coffee, frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. The Company was founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
The Company operates production facilities in Portland, Oregon and Houston, Texas. Distribution takes place out of the Portland facility as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. As of June 30, 2016, the Company’s Torrance facility continued to house certain administrative functions and serve as a distribution facility and branch warehouse pending transition of the Company’s remaining Torrance operations to its other facilities.
The Company’s products reach its customers primarily in two ways: through the Company’s nationwide direct-store-delivery, or DSD, network of 450 delivery routes and 109 branch warehouses as of June 30, 2016, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are made “off-truck” by the Company to its customers at their places of business.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, a California corporation, Coffee Bean Holding Co., Inc., a Delaware corporation, the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), and CBI. All inter-company balances and transactions have been eliminated.
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
Investments
The Company’s investments consist of money market instruments, marketable debt, equity and hybrid securities. Investments are held for trading purposes and stated at fair value. The cost of investments sold is determined on the specific identification method. Dividend and interest income are accrued as earned. See Note 8.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Fair Value Measurements
The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
•Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non- active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument, or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
•Level 3—Valuation is based upon one or more unobservable inputs that are significant in establishing a fair value estimate. These unobservable inputs are used to the extent relevant observable inputs are not available and are developed based on the best information available. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.
Securities with quotes that are based on actual trades or actionable bids and offers with a sufficient level of activity on or near the measurement date are classified as Level 1. Securities that are priced using quotes derived from implied values, indicative bids and offers, or a limited number of actual trades, or the same information for securities that are similar in many respects to those being valued, are classified as Level 2. If market information is not available for securities being valued, or materially-comparable securities, then those securities are classified as Level 3. In considering market information, management evaluates changes in liquidity, willingness of a broker to execute at the quoted price, the depth and consistency of prices from pricing services, and the existence of observable trades in the market (see Note 9).
Derivative Instruments
The Company purchases various derivative instruments to create economic hedges of its commodity price risk. These derivative instruments consist primarily of forward and option contracts. The Company reports the fair value of derivative instruments on its consolidated balance sheets in “Short-term derivative assets,” “Other assets,” “Short-term derivative liabilities,” or “Other long-term derivative liabilities.” The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheet in “Restricted cash” if restricted from withdrawal due to a net loss position in such margin accounts.
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
The Company follows the guidelines of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”), to account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at inception and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued for that derivative, and future changes in the fair value of that derivative are recognized in “Other, net.”
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
The fair value of derivative instruments is based upon broker quotes. At June 30, 2016 and 2015 approximately 96% and 94%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges (see Note 7).
Concentration of Credit Risk
At June 30, 2016, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), short-term investments, investments in the preferred stocks of other companies, derivative instruments and trade receivables. Cash equivalents and short-term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2016, because the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. At June 30, 2015, the Company had $1.0 million in restricted cash representing cash held on deposit in margin accounts for coffee-related derivative instruments due to a net loss position in such accounts. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts. In fiscal 2016 and 2014, the Company increased the allowance for doubtful accounts by $71,000 and $80,000, respectively. In fiscal 2015, the Company decreased the allowance for doubtful accounts by $8,000.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Inventories
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on a last in, first out (“LIFO”) basis, and coffee brewing equipment parts on a first in, first out (“FIFO”) basis. The Company regularly evaluates these inventories to determine inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification.
At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. See Note 11.
Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method. The following useful lives are used:

Buildings and facilities	10 to 30 years
Machinery and equipment	3 to 5 years
Equipment under capital leases	Term of lease
Office furniture and equipment	5 years
Capitalized software	3 years
Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances and any gain or loss on disposal is included in operations. Maintenance and repairs are charged to expense, and betterments are capitalized. See Note 12.
Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given the Company's estimate of current market value. Upon designation of a property as an asset held for sale, the Company records the property’s value at the lower of its carrying value or its estimated fair value less estimated costs to sell and ceases depreciation. See Note 6.
The Company may incur certain other non-cash asset impairment costs in connection with the Corporate Relocation Plan.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. The Company capitalizes coffee brewing equipment and depreciates it over an estimated three or five year period, depending on the assessment of the useful life and reports the depreciation expense in cost of goods sold. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements for the years ended June 30, 2016, 2015 and 2014 are $27.0 million, $26.6 million and $25.9 million, respectively. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the fiscal years ended June 30, 2016, 2015 and 2014 was $9.8 million, $10.4 million and $10.9 million, respectively. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $8.4 million and $10.7 million in fiscal 2016 and 2015, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Leases
Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the life of the lease. For leases such as the New Facility lease, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. A portion of the lease arrangement is allocated to the land for which the Company accrues rent expense during the construction period. The amount of rent expense to be accrued is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and recognized on a straight-line basis. See Note 4.
Income Taxes
Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Estimating the Company’s tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. The Company makes certain estimates and judgments to determine tax expense for financial statement purposes as it evaluates the effect of tax credits, tax benefits and deductions, some of which result from differences in the timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to the Company’s tax provision in future periods. Each fiscal quarter the Company re-evaluates its tax provision and reconsiders its estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.
See Note 20.
Deferred Tax Asset Valuation Allowance
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required and considers whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators, such as future income projections. After consideration of positive and negative evidence, including the recent history of income, if the Company determines that it is more likely than not that it will generate future income sufficient to realize its deferred tax assets, the Company will record a reduction in the valuation allowance. See Note 20.
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
Net Income Per Common Share
Net income per share (“EPS”) represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (“ESOP”) (see Note 16). Diluted EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income attributable to nonvested restricted stockholders is excluded from net income attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the years ended June 30, 2016, 2015 and 2014 includes the dilutive effect of 124,879, 139,524 and 104,956 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period, but excludes the dilutive effect of 30,931, 10,455 and 22,441 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company's common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive. See Note 21.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Employee Stock Ownership Plan
Compensation cost for the ESOP is based on the fair market value of shares released or deemed to be released to employees in the period in which they are committed. Dividends on allocated shares retain the character of true dividends, but dividends on unallocated shares are considered compensation cost. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company’s note receivable. The contra account will change as compensation expense is recognized (see Note 16). The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from earnings per share calculations.
Share-based Compensation
On December 5, 2013, the Company’s stockholders approved the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan”). The principal change to the Amended Equity Plan was to limit awards under the plan to performance-based stock options and to restricted stock under limited circumstances.
The Company measures all share-based compensation cost at the grant date, based on the fair values of the awards that are ultimately expected to vest, and recognizes that cost as an expense on a straight line-basis in its consolidated statements of operations over the requisite service period. Fair value of restricted stock is the closing price of the Company's common stock on the date of grant. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. See Note 17.
Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company accounts for its goodwill and indefinite-lived intangible assets in accordance with ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company performs a qualitative assessment of goodwill and indefinite-lived intangible assets on its consolidated balance sheets, to determine if there is a more likely than not indication that its goodwill and indefinite-lived intangible assets are impaired as of June 30. If the indicators of impairment are present, the Company performs a quantitative assessment to determine the impairment of these assets as of the measurement date.
Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting unit to the carrying value of the reporting unit, including goodwill. If the fair value of the reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.
There were no intangible asset or goodwill impairment charges recorded in the fiscal year ended June 30, 2016 or 2015.
Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including acquired non-compete agreements and customer relationships. These are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no other intangible asset impairment charges recorded in the fiscal year ended June 30, 2016 and 2015.
Shipping and Handling Costs
Shipping and handling costs incurred through outside carriers are recorded as a component of the Company's selling expenses and were $13.3 million, $8.3 million and $8.4 million, respectively, in the fiscal years ended June 30, 2016, 2015 and 2014. Shipping and handling costs in fiscal 2016 include costs related to the Company's move to 3PL for its long-haul operations.
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend to 2020. At June 30, 2016, approximately 31% of the Company's workforce was covered by such agreements.
Self-Insurance
The Company uses a combination of insurance and self-insurance mechanisms, including the use of captive insurance entities and participation in a reinsurance treaty, to provide for the potential liability of certain risks including workers’ compensation, health care benefits, general liability, product liability, property insurance and director and officers’ liability insurance. Liabilities associated with risks retained by the Company are not discounted and are estimated by considering historical claims experience, demographics, exposure and severity factors and other actuarial assumptions.
The Company's self-insurance for workers’ compensation liability includes estimated outstanding losses of unpaid claims. and allocated loss adjustment expenses (“ALAE”), case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses.
The estimated gross undiscounted workers’ compensation liability relating to such claims was $14.7 million and $13.4 million respectively, and the estimated recovery from reinsurance was $2.4 million and $2.5 million, respectively, as of June 30, 2016 and 2015. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
At June 30, 2016 and 2015, the Company posted a $7.4 million and $7.0 million letter of credit, respectively, as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans for participation in the alternative security program for California self-insurers for workers’ compensation liability. At June 30, 2016 and 2015, the Company had posted a $4.3 million letter of credit as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages outside of California.
The estimated liability related to the Company's self-insured group medical insurance at June 30, 2016 and 2015 was $1.3 million and $1.0 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

General liability, product liability and commercial auto liability are insured through a captive insurance program. The Company's liability reserve for such claims was $0.9 million and $0.8 million at June 30, 2016 and 2015, respectively.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Pension Plans
The Company’s pension plans are not admitting new participants, therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates. All plans are accounted for using the guidance of ASC 710, "Compensation - General" and ASC 715 "Compensation-Retirement Benefits" and are measured as of the end of the fiscal year.
The Company recognizes the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability in the accompanying consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. See Note 14.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition. See Note 2.
Sale of Spice Assets
On December 8, 2015, the Company completed the sale of certain assets associated with the Company’s manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company, Inc. (“Harris”). The Company has followed the guidance in ASC 205-20, "Presentation of Financial Statements-Discontinued Operations," as updated by Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" and has not presented the sale of the Spice Assets as discontinued operations. Gain from the earnout on the sale is recognized when earned and when realization is assured beyond a reasonable doubt. See Note 5.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force" ("ASU 2016-05"). ASU 2016-05 clarifies that "a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument" or "a change in a critical term of the hedging relationship." As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. For public business entities, ASU 2016-05 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted including adoption in an interim period. The Company early adopted ASU 2016-05 beginning in April 1, 2016. Adoption of ASU 2016-05 did not have a material effect on the results of operations, financial position or cash flows of the Company.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which requires entities to present deferred tax assets ("DTAs") and deferred tax liabilities ("DTLs") as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. For public business entities, the amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted as of the beginning of an interim or annual reporting period. The Company early adopted ASU 2015-17 beginning in April 1, 2016. Adoption of ASU 2015-17 did not have a material effect on the results of operations, financial position or cash flows of the Company.
In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 incorporates into the ASC an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standard, as issued, did not address revolving lines of credit, which may not have outstanding balances. An entity that repeatedly draws on a revolving credit facility and then repays the balance could present the cost as a deferred asset and reclassify all or a portion of it as a direct deduction from the liability whenever a balance is outstanding. However, the SEC staff’s announcement provides a less-cumbersome alternative. Either way, the cost should be amortized over the term of the arrangement. The Company adopted ASU 2015-15 beginning July 1, 2015. Adoption of ASU 2015-15 did not have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing" ("ASU 2016-12"), which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The amendments in ASU 2016-12 affect the guidance in ASU 2014-09, "Revenue From Contracts With Customers (Topic 606) ("ASU 2014-09") which is not yet effective. The effective date and transition requirements for the amendments in ASU 2016-12 are the same as the effective date and transition requirements in ASC 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, "Revenue From Contracts With Customers (Topic 606): Deferral of the Effective Date," ("ASU 2015-14"). defers the effective date of ASU 2014-09 by one year and, therefore, the deferral results in ASU 2014-09 and its amendment ASU 2016-12 being effective January 1, 2018.
In April 2016, the FASB issued ASU No. 2016-10 "Revenue from Contracts with Customers (Topic 606); Identifying Performance Obligations and Licensing" ("ASU 2016-10"), which clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. ASU 2016-10 seeks to pro-actively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. The effective date and transition requirements for the amendments in ASU 2016-10 are the same as the effective date and transition requirements in ASU 2014-09, which is effective January 1, 2018.
In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 is being issued as part of the FASB's Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. For public business entities, the amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. ASU 2016-09 is effective for the Company beginning July 1, 2017. Adoption of ASU 2016-09 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On July 9, 2015, the FASB issued ASU No. 2015-14, "Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective January 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 on its results of operations, financial position and cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 2. Acquisition
On January 12, 2015, the Company acquired substantially all of the assets of Rae’ Launo Corporation (“RLC”) relating to its DSD and in-room distribution business in the Southeastern United States (the “RLC Acquisition”). The purchase price was $1.5 million, consisting of $1.2 million in cash paid at closing and earnout payments of up to $0.1 million that the Company expects to pay each year over a three-year period based on achievement of certain milestones.
The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, based on the final purchase price allocation:

Fair Values of Assets Acquired		Estimated Useful Life (years)
(In thousands)
Property, plant and equipment	$338
Intangible assets:
Non-compete agreement	20	3.0
Customer relationships	870	4.5
Goodwill	272
Total assets acquired	$1,500
Definite-lived intangible assets consist of a non-compete agreement and customer relationships. Total net carrying value of definite-lived intangible assets as of June 30, 2016 and 2015 was $0.6 million and $0.8 million, respectively, and accumulated amortization as of June 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively. Estimated aggregate amortization of definite-lived intangible assets, calculated on a straight-line basis and based on estimated fair values is $0.2 million in each of the next three fiscal years commencing with fiscal 2017.

Note 3. Corporate Relocation Plan
On February 5, 2015, the Company announced a plan (the “Corporate Relocation Plan”) to close its Torrance, California facility and relocate its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility housing these operations currently under construction in Northlake, Texas (the “New Facility”). Approximately 350 positions were impacted as a result of the Torrance facility closure. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan, the Company estimates that it will incur approximately $31 million in cash costs in connection with the exit of the Torrance facility consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Expenses related to the Corporate Relocation Plan in fiscal 2016 consisted of $9.7 million in employee retention and separation benefits, $3.7 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters and the relocation of certain distribution operations and $3.1 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs also included $1.0 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Since adoption of the Corporate Relocation Plan through June 30, 2016, the Company has recognized a total of $25.7 million of the estimated $31 million in aggregate cash costs including $16.2 million in employee retention and separation benefits, $3.1 million in facility-related costs related to the relocation of the Company’s Torrance operations and certain distribution operations and $6.4 million in other related costs. The remainder is expected to be recognized in the first half of fiscal 2017. The Company also recognized from inception through fiscal 2016 $1.3 million in non-cash depreciation expense associated with the Torrance production facility. The Company may incur certain other non-cash asset impairment costs and pension-related costs in connection with the Corporate Relocation Plan.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the fiscal year ended June 30, 2016:

(In thousands)	Balances, June 30, 2015	Additions	Payments	Non-Cash Settled	Adjustments	Balances, June 30, 2016
Employee-related costs(1)	$6,156	$9,730	$13,544	$—	$—	$2,342
Facility-related costs(2)	—	3,716	2,712	1,004	—	—
Other(3)	200	3,087	3,087	—	—	200
Total(2)	$6,356	$16,533	$19,343	$1,004	$—	$2,542

Current portion	$6,356					$2,542
Non-current portion	$—					$—
Total	$6,356					$2,542
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
(3) Included in “Accounts payable” on the Company's consolidated balance sheets.

Note 4. New Facility Lease Obligation
On July 17, 2015, the Company entered into a lease agreement, (as amended the “Lease Agreement”), pursuant to which the New Facility is being constructed by the lessor ("Lessor") at its expense, in accordance with agreed upon specifications and plans determined as set forth in the Lease Agreement. Based on the final budget, which reflects substantial completion of the principal design work for the New Facility, the Company estimates that the construction costs for the New Facility will be approximately $55 million to $60 million. The Company recorded an asset related to the New Facility lease obligation included in property, plant and equipment of $28.1 million at June 30, 2016 and an offsetting liability of $28.1 million for the lease obligation in "Other long-term liabilities" on its consolidated balance sheet at June 30, 2016 (see Note 19). Rent expense associated with the portion of the lease allocated to the land in the fiscal year ended June 30, 2016 and 2015 was $0.3 million and $0, respectively. Construction of and relocation to the New Facility is expected to be completed in the third quarter of fiscal 2017.

In conjunction with the Lease Agreement, the Company also entered into a Development Management Agreement (the “DMA”) pursuant to which an affiliate of Stream Realty Partners (“Developer”) has agreed to manage, coordinate, represent, assist and advise the Company on matters concerning the pre-development, development, design, entitlement, infrastructure, site preparation and construction of the New Facility. Pursuant to the DMA, the Company will pay Developer:
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
On June 15, 2016, the Company exercised the purchase option under the Lease Agreement to acquire the partially constructed New Facility. The estimated purchase option exercise price for the New Facility is $58.8 million based on the budget for the completed facility. The actual option exercise price for the partially constructed New Facility will depend

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

upon, among other things, the timing of the closing and the actual costs incurred for construction of the New Facility as of the purchase option closing date.
In addition to the costs to complete the construction of the New Facility, the Company estimates that it will incur $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures. As of June 30, 2016, the Company had spent $4.4 million toward the purchase of machinery and equipment for the New Facility. No such capital expenditures were incurred in fiscal 2015. The majority of the capital expenditures associated with machinery and equipment, furniture, fixtures and related expenditures for the New Facility are expected to be incurred in the first half of fiscal 2017.
Note  5. Sale of Spice Assets
In order to focus on its core products, on December 8, 2015, the Company completed the sale of the Spice Assets to Harris. Harris acquired substantially all of the Company’s personal property used exclusively in connection with the Spice Assets, including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris following the closing. The Company recognized $0.5 million in earnout during the fiscal year ended June 30, 2016, a portion of which is included in net gains from the sale of Spice Assets.
In connection with the sale of the Spice Assets, the Company and Harris entered into certain other agreements, including (1) a transitional co-packaging supply agreement pursuant to which the Company, as the contractor, provided Harris with certain transition services for a six-month transitional period following the closing of the asset sale, and (2) an exclusive supply agreement pursuant to which Harris will supply to the Company, after the closing of the asset sale, spice and culinary products that were previously manufactured by the Company on negotiated pricing terms. While title to the Spice Assets transferred at closing, certain of the assets purchased by Harris were transferred to Harris' own manufacturing facilities, in phases, during the transitional period. As of June 30, 2016, the Company completed all the agreed upon transitional services to Harris. The sale of the Spice Assets does not represent a strategic shift for the Company and is not expected to have a material impact on the Company's results of operations because the Company will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under the supply agreement to its DSD customers.
Note 6. Assets Held for Sale
At June 30, 2016, the Company had listed for sale its Torrance facility and one of its branch properties in Northern California. The Company actively marketed these properties, entered into purchase and sale agreements with prospective buyers and expected these properties to be sold within one year. Accordingly, the Company designated these properties as assets held for sale and recorded the carrying values of these properties in the aggregate amount of $7.2 million as "Assets held for sale" on the Company's consolidated balance sheet at June 30, 2016. Subsequent to the year end the sale transaction for the Torrance facility was completed (see Note 24).

Note 7. Derivative Instruments
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2016 and 2015:

	June 30,
(In thousands)	2016	2015
Derivative instruments designated as cash flow hedges:
Long coffee pounds	32,550	32,288
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,618	1,954
Less: Short coffee pounds	(188)	—
Total	33,980	34,242
Coffee-related derivative instruments designated as cash flow hedges outstanding as of June 30, 2016 will expire within 18 months.

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	June 30,		June 30,
(In thousands)	2016(1)	2015(2)	2016(1)	2015(2)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$3,771	$128	$183	$25
Long-term derivative assets:
Coffee-related derivative instruments	$2,575	$136	$57	$2
Short-term derivative liabilities:
Coffee-related derivative instruments	$—	$4,128	$—	$2
Long-term derivative liabilities:
Coffee-related derivative instruments	$—	$163	$—	$—
________________
(1) Included in "Short-term derivative assets" and "Other assets" on the Company's consolidated balance sheet at June 30, 2016.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”:

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2016	2015	2014
Net gains (losses) recognized in accumulated other comprehensive income (loss) (effective portion)	$303	$(14,295)	$17,524	AOCI
Net (losses) gains recognized in earnings (effective portion)	$(13,184)	$4,211	$1,161	Costs of goods sold
Net losses recognized in earnings (ineffective portion)	$(575)	$(325)	$(259)	Other, net
For the years ended June 30, 2016, 2015 and 2014, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2016	2015	2014
Net (losses) gains on coffee-related derivative instruments	$(298)	$(2,992)	$2,655
Net gains (losses) on investments	611	(270)	464
Net losses on interest rate swap	—	—	(5)
Net gains (losses) on derivative instruments and investments(1)	313	(3,262)	3,114
Other gains, net	243	248	563
Other, net	$556	$(3,014)	$3,677
___________
(1) Excludes net (losses) gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2016, 2015 and 2014.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
June 30, 2016	Derivative Assets	$6,586	$—	$—	$6,586
June 30, 2015	Derivative Assets	$291	$(291)	$—	$—
	Derivative Liabilities	$4,292	$(291)	$1,001	$3,000

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2016, $2.0 million of net gains on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2016. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values.
Note 8. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Year Ended June 30,
(In thousands)	2016	2015	2014
Total gains (losses) recognized from trading securities held for investment	$611	$(270)	$464
Less: Realized gains from sales of trading securities held for investment	29	89	116
Unrealized gains (losses) from trading securities held for investment	$582	$(359)	$348

Note 9. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2016
Preferred stock(1)	$25,591	$21,976	$3,615	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$6,346	$—	$6,346	$—
Coffee-related derivative liabilities(2)	$—	$—	$—	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$240	$—	$240	$—
Coffee-related derivative liabilities(2)	$—	$—	$—	$—

	Total	Level 1	Level 2	Level 3
June 30, 2015
Preferred stock(1)	$23,665	$19,132	$4,533	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$264	$—	$264	$—
Coffee-related derivative liabilities(2)	$4,290	$—	$4,290	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$27	$—	$27	$—
Coffee-related derivative liabilities(2)	$2	$—	$2	$—

____________________

(1)	Included in “Short-term investments” on the Company's consolidated balance sheets.

(2)	The Company's coffee derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

During the fiscal year ended June 30, 2016, there was one transfer of preferred stock from Level 1 to Level 2, resulting from a decrease in the quantity and quality of information related to trading activity and broker quotes for that security.  The

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company's coffee derivative instruments that were previously classified as Level 1 were appropriately reclassified as Level 2 because they are traded over-the-counter.
Note 10. Accounts and Notes Receivable, Net

	June 30,
(In thousands)	2016	2015
Trade receivables	$43,113	$38,783
Other receivables(1)	1,965	2,021
Allowance for doubtful accounts	(714)	(643)
Accounts and notes receivable, net	$44,364	$40,161
__________
(1) At June 30, 2016 and 2015, respectively, the Company had recorded $0.5 million and $0 in "Other receivables" included in "Accounts and notes receivable, net" on its consolidated balance sheets representing earnout receivable from Harris.

Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2013	$(1,115)
Provision	(80)
Reclassification to long-term	544
Balance at June 30, 2014	$(651)
Recovery	8
Balance at June 30, 2015	$(643)
Provision	(71)
Write-off	$—
Balance at June 30, 2016	$(714)

Note 11. Inventories

	June 30,
(In thousands)	2016	2015
Coffee
Processed	$12,362	$13,837
Unprocessed	13,534	11,968
Total	$25,896	$25,805
Tea and culinary products
Processed	$15,384	$17,022
Unprocessed	377	2,764
Total	$15,761	$19,786
Coffee brewing equipment parts	$4,721	$4,931
Total inventories	$46,378	$50,522

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
Inventories decreased at the end of fiscal 2016 compared to fiscal 2015, primarily due to production consolidation and the sale of processed and unprocessed inventories to Harris at cost upon conclusion of the transition services provided by the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company in connection with the sale of the Spice Assets. Inventories decreased at the end of fiscal 2015 compared to fiscal 2014, primarily due to the consolidation of the Company's Torrance coffee production with its coffee production in Houston and Portland as part of the Corporate Relocation Plan. As a result, the Company recorded in cost of goods sold $4.2 million and $4.9 million in beneficial effect of liquidation of LIFO inventory quantities in the fiscal year ended June 30, 2016 and 2015, respectively, which increased net income for the fiscal years ended June 30, 2016 and 2015 by $4.2 million and $4.9 million, respectively. Inventories increased at the end of fiscal 2014 compared to fiscal 2013 and, therefore, there was no similar benefit to cost of goods sold in fiscal 2014.
Current cost of coffee, tea and culinary product inventories exceeds the LIFO cost by:

	June 30,
(In thousands)	2016	2015
Coffee	$14,462	$25,541
Tea and culinary products	7,139	8,200
Total	$21,601	$33,741

Note 12. Property, Plant and Equipment

	June 30,
(In thousands)	2016	2015
Buildings and facilities	$54,768	$79,040
Machinery and equipment	182,227	172,432
Buildings and facilities—New Facility(1)	28,110	—
Equipment under capital leases	11,982	18,562
Capitalized software	21,545	19,703
Office furniture and equipment	16,077	15,005
	$314,709	$304,742
Accumulated depreciation	(206,162)	(223,660)
Land	9,869	9,119
Property, plant and equipment, net(2)	$118,416	$90,201
______________
(1) Asset recorded to offset New Facility lease obligation recorded in "Other long-term liabilities" (see Note 19).
(2) Includes in the years ended June 30, 2016 and 2015, expenditures for items that have not been placed in service in the amounts of $39.3 million and $2.5 million, respectively.

Capital leases consisted mainly of vehicle leases at June 30, 2016 and 2015. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $8.4 million and $10.7 million in fiscal 2016 and 2015, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $9.8 million, $10.4 million and $10.9 million in fiscal 2016, 2015 and 2014, respectively.
The Company may incur certain other non-cash asset impairment costs in connection with the Corporate Relocation Plan.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2016, 2015, and 2014 were $7.7 million, $8.2 million and $8.7 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 13. Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of goodwill:

(In thousands)
Balance at June 30, 2014	$—
Additions—RLC acquisition	272
Balance at June 30, 2015	$272
Additions	—
Balance at June 30, 2016	$272
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill, along with amortization expense on these intangible assets for the past two fiscal years.

	June 30, 2016		June 30, 2015
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$10,953	$(10,373)	$10,953	$(10,179)
Covenant not to compete	20	(10)	20	(3)
Total amortized intangible assets	$10,973	$(10,383)	$10,973	$(10,182)
Unamortized intangible assets:
Tradenames with indefinite lives	$3,640	$—	$3,640	$—
Trademarks with indefinite lives	1,988	—	1,988	—
Total unamortized intangible assets	$5,628	$—	$5,628	$—
Total intangible assets	$16,601	$(10,383)	$16,601	$(10,182)

Aggregate amortization expense for the past three fiscal years:

(In thousands):
For the fiscal year ended June 30, 2016	$200
For the fiscal year ended June 30, 2015	$99
For the fiscal year ended June 30, 2014	$649
Estimated amortization expense for the next three fiscal years:

(In thousands):
For the fiscal year ending June 30, 2017	$200
For the fiscal year ending June 30, 2018	$198
For the fiscal year ending June 30, 2019	$193

Remaining weighted average amortization periods for intangible assets with finite lives are as follows:

Customer relationships (years)	3.0
Covenant not to compete (years)	1.5

Note 14. Employee Benefit Plans
The Company provides benefit plans for most full-time employees, including 401(k), health and other welfare benefit plans and, in certain circumstances, pension benefits. Generally the plans provide benefits based on years of service and/or a

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for Company employees hired prior to January 1, 2010, who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the Farmer Bros. Plan, and new hires are not eligible to participate in the Farmer Bros. Plan. As all plan participants became inactive following this pension curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$136,962	$133,136	$4,064	$3,991	$3,145	$2,619
Service cost	—	—	—	—	389	386
Interest cost	5,875	5,393	172	160	137	108
Actuarial loss	15,999	4,596	682	188	687	56
Benefits paid	(6,511)	(6,163)	(344)	(275)	(29)	(24)
Projected benefit obligation at the end of the year	$152,325	$136,962	$4,574	$4,064	$4,329	$3,145
Change in plan assets
Fair value of plan assets at the beginning of the year	94,815	$98,426	$3,291	$3,435	$2,104	$1,629
Actual return on plan assets	1,556	1,731	42	66	85	10
Employer contributions	1,341	821	—	65	287	489
Benefits paid	(6,511)	(6,163)	(344)	(275)	(29)	(24)
Fair value of plan assets at the end of the year	$91,201	$94,815	$2,989	$3,291	$2,447	$2,104
Funded status at end of year (underfunded) overfunded	(61,124)	$(42,147)	(1,585)	$(773)	$(1,882)	$(1,041)
Amounts recognized in consolidated balance sheets
Non-current liabilities	(61,124)	(42,147)	(1,585)	(773)	(1,882)	(1,041)
Total	$(61,124)	$(42,147)	$(1,585)	$(773)	$(1,882)	$(1,041)
Amounts recognized in consolidated statements of operations
Net loss	70,246	$50,743	2,756	$1,965	988	$237
Total accumulated OCI (not adjusted for applicable tax)	$70,246	$50,743	$2,756	$1,965	$988	$237
Weighted average assumptions used to determine benefit obligations
Discount rate	3.55%	4.40%	3.55%	4.40%	3.55%	4.40%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—	$389	$386
Interest cost	5,875	5,393	172	160	137	108
Expected return on plan assets	(6,470)	(6,938)	(219)	(234)	(149)	(119)
Amortization of net loss	1,411	1,153	68	57	—	—
Net periodic benefit cost (credit)	$816	$(392)	$21	$(17)	$377	$375
Other changes recognized in OCI
Net loss	$20,913	$9,803	$859	$356	$750	$165
Amortization of net loss	(1,411)	(1,153)	(68)	(57)	—	—
Total recognized in OCI	$19,502	$8,650	$791	$299	$750	$165
Total recognized in net periodic benefit cost and OCI	$20,318	$8,258	$812	$282	$1,127	$540
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.40%	4.15%	4.40%	4.15%	4.40%	4.15%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2016	2015	2016	2015	2016	2015
Comparison of obligations to plan assets
Projected benefit obligation	$152,325	$136,962	$4,574	$4,064	$4,329	$3,145
Accumulated benefit obligation	$152,325	$136,962	$4,574	$4,064	$4,329	$3,145
Fair value of plan assets at measurement date	$91,201	$94,815	$2,989	$3,291	$2,447	$2,104
Plan assets by category
Equity securities	$58,094	$47,340	$1,909	$1,638	$1,542	$1,050
Debt securities	27,586	37,789	899	1,322	758	839
Real estate	5,521	9,686	181	331	147	215
Total	$91,201	$94,815	$2,989	$3,291	$2,447	$2,104
Plan assets by category
Equity securities	64%	50%	64%	50%	63%	50%
Debt securities	30%	40%	30%	40%	31%	40%
Real estate	6%	10%	6%	10%	6%	10%
Total	100.0%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	June 30, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$91,201	$—	$91,201	$—
Brewmatic Plan	$2,989	$—	$2,989	$—
Hourly Employees’ Plan	$2,447	$—	$2,447	$—

	June 30, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$94,815	$—	$94,815	$—
Brewmatic Plan	$3,291	$—	$3,291	$—
Hourly Employees’ Plan	$2,104	$—	$2,104	$—

As of June 30, 2016, approximately 6% of the assets of each of the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were invested in pooled separate accounts which invested mainly in commercial real estate and included mortgage loans which were backed by the associated properties. These underlying real estate investments are able to be redeemed at net asset value per share and therefore, are considered Level 2 assets.
The following is the target asset allocation for the Company's single employer pension plans—Farmer Bros. Plan, Brewmatic Plan and Hourly Employees' Plan—for fiscal 2017:

Fiscal 2017
U.S. large cap equity securities	42.8%
U.S. small cap equity securities	5.2%
International equity securities	16.0%
Debt securities	30.0%
Real estate	6.0%
Total	100.0%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2017, the Company expects to recognize as a component of net periodic benefit cost $1.1 million for the Farmer Bros. Plan, $71,000 for the Brewmatic Plan, and $0.5 million for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2017, the Company expects to contribute $2.0 million to the Farmer Bros. Plan, $0.1 million to the Brewmatic Plan, and $0.3 million to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from single employer pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2017	$7,310	$320	$81
June 30, 2018	$7,520	$310	$110
June 30, 2019	$7,760	$310	$120
June 30, 2020	$8,040	$300	$140
June 30, 2021	$8,250	$290	$170
June 30, 2022 to June 30, 2026	$42,770	$1,340	$1,170
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
The Company's participation in WCTPP is outlined in the table below. The Pension Protection Act (“PPA”) Zone Status available in the Company's fiscal year 2016 and fiscal year 2015 is for the plan's year ended December 31, 2015 and December 31, 2014, respectively. The zone status is based on information obtained from WCTPP and is certified by WCTPP's actuary. Among other factors, plans in the green zone are generally more than 80% funded. Based on WCTPP's annual report on Form 5500, WCTPP was 91.7% and 91.9% funded for its plan year beginning January 1, 2015 and 2014, respectively. The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

Pension Plan	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreements

			July 1, 2015	July 1, 2014

Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	No	January 31, 2020

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Based upon the most recent information available from the trustees managing WCTPP, the Company's share of the unfunded vested benefit liability for the plan was estimated to be approximately $9.1 million if the withdrawal had occurred in calendar year 2015. These estimates were calculated by the trustees managing WCTPP. Although the Company believes the most recent plan data available from WCTPP was used in computing this 2015 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan's investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the Company and other employers in the plan, each of which could impact the ultimate withdrawal liability.
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
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The total estimated withdrawal liability of $3.8 million and $4.3 million, respectively, is reflected in the Company's consolidated balance sheets at June 30, 2016 and June 30, 2015, with the short-term and long-term portions reflected in current and long-term liabilities, respectively.
The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan. Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Company contributions to the multiemployer pension plans:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans(4)
Year Ended:
June 30, 2016	$2,587	$39
June 30, 2015	$3,593	$41
June 30, 2014	$3,153	$34
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's most recent annual report on Form 5500 for the calendar year ended December 31, 2015.

(3)
The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.

(4)	Includes one plan that is not individually significant.
The Company's contribution to multiemployer plans decreased in fiscal 2016 as compared to fiscal 2015 and 2014, as a result of reduction in employees due to the Corporate Relocation Plan. The Company expects to contribute an aggregate of $3.3 million towards multiemployer pension plans in fiscal 2017.

Multiemployer Plans Other Than Pension Plans

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company participates in ten multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before January 31, 2020. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2016, 2015 and 2014 were $6.3 million, $6.9 million and $6.6 million, respectively. The Company expects to contribute an aggregate of $6.5 million towards multiemployer plans other than pension plans in fiscal 2017.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors. For the calendar years 2016, 2015 and 2014, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance facility or a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $1.6 million, $1.4 million and $1.3 million in operating expenses for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
Postretirement Benefits
The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”). The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 3.7% at June 30, 2016. The Company projects an initial medical trend rate of 9.0% in fiscal 2017, ultimately reducing to 4.5% in 10 years.
The Company also provides a postretirement death benefit (“Death Benefit”) to certain of its employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other conditions related to the manner of employment termination and manner of death. The Company records the actuarially determined liability for the present value of the postretirement death benefit. The Company has purchased life insurance policies to fund the postretirement death benefit wherein the Company owns the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. The Company records an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies. In fiscal 2016, the Company actuarially determined that no postretirement benefit costs related to the Corporate Relocation Plan were required to be recognized.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the fiscal years ended June 30, 2016, 2015 and 2014. Net periodic postretirement benefit cost for fiscal 2016 was based on employee census information as of July 1, 2015 and asset information as of June 30, 2016.

	Year Ended June 30,
(In thousands)	2016	2015	2014
Components of Net Periodic Postretirement Benefit Cost (credit):
Service cost	$1,388	$1,195	$936
Interest cost	1,194	943	810
Amortization of net gains	(196)	(500)	(880)
Amortization of prior service credit	(1,757)	(1,757)	(1,757)
Net periodic postretirement benefit cost (credit)	$629	$(119)	$(891)
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

Amortization Schedule
Transition (Asset) Obligation: The transition (asset) obligations have been fully amortized.
Prior service cost (credit) ($ in thousands):

Date Established	Balance at July 1, 2015	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2016
January 1, 2008	$(962)	$230	3.2	—	$(732)
July 1, 2012	(13,001)	1,526	7.5	—	(11,475)
	$(13,963)	$1,756			$(12,207)

	Year Ended June 30,		Year Ended June 30,
	Retiree Medical Plan		Death Benefit
($ in thousands)	2016	2015	2016	2015
Amortization of Net (Gain) Loss:
Net (gain) loss as of July 1	$(8,710)	$(3,655)	$690	$690
Net (gain) loss subject to amortization	(8,710)	(3,655)	690	690
Corridor (10% of greater of APBO or assets)	1,724	1,723	(729)	(729)
Net (gain) loss in excess of corridor	$(6,986)	$(1,932)	$—	$—
Amortization years	10.0	10.8	7.7	8.7

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

 The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
(In thousands)	2016	2015
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$24,522	$20,889
Service cost	1,388	1,195
Interest cost	1,194	943
Participant contributions	795	711
Actuarial losses	(4,259)	2,751
Benefits paid	(1,773)	(1,967)
Projected postretirement benefit obligation at end of year	$21,867	$24,522

	Year Ended June 30,
(In thousands)	2016	2015
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	978	1,256
Participant contributions	795	711
Benefits paid	(1,773)	(1,967)
Fair value of plan assets at end of year	—	—
Projected postretirement benefit obligation at end of year	$21,867	$24,522
Funded status of plan	$(21,867)	$(24,522)

	June 30,
(In thousands)	2016	2015
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Non-current assets	$—	$—
Current liabilities	(1,060)	(1,051)
Non-current liabilities	(20,807)	(23,471)
Total	$(21,867)	$(24,522)

	Year Ended June 30,
(In thousands)	2016	2015
Amounts Recognized in Accumulated OCI Consist of:
Net gain	$(7,027)	$(2,965)
Transition obligation	(12,207)	(13,963)
Total accumulated OCI	$(19,234)	$(16,928)

	Year Ended June 30,
(In thousands)	2016	2015
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Unrecognized actuarial loss	$(4,259)	$2,751
Amortization of net loss	196	500
Amortization of prior service cost	1,757	1,757
Total recognized in OCI	(2,306)	5,008
Net periodic benefit credit	629	(119)
Total recognized in net periodic benefit cost and OCI	$(1,677)	$4,889

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The estimated net gain and prior service credit that will be amortized from accumulated OCI into net periodic benefit cost in fiscal 2017 are $0.6 million and $1.8 million, respectively.

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2017	$1,080
June 30, 2018	$1,102
June 30, 2019	$1,143
June 30, 2020	$1,176
June 30, 2021	$1,210
June 30, 2022 to June 30, 2026	$6,246

Expected Contributions:
June 30, 2017	$1,080
Sensitivity in Fiscal 2017 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2017:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$181	$(154)
Effect on accumulated postretirement benefit obligation	$1,664	$(1,423)

Note 15. Bank Loan
The Company maintains a $75.0 million senior secured revolving credit facility (“Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million. respectively. The Revolving Facility includes an accordion feature whereby the Company may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on the Company’s eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee ranges from 0.25% to 0.375% per annum based on average revolver usage. Outstanding obligations are collateralized by all of the Company’s assets, excluding certain real property not included in the borrowing base, machinery and equipment (other than inventory), and the Company's preferred stock portfolio. Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. The Company is subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company. The Company is allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Revolving Facility expires on March 2, 2020.
At June 30, 2016, the Company was eligible to borrow up to a total of $58.6 million under the Revolving Facility and had outstanding borrowings of $0.1 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $46.6 million. At June 30, 2016, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.64% and the Company was in compliance with all of the restrictive covenants under the Revolving Facility.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 16. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. The plan is a leveraged ESOP in which the Company is the lender. The loans are repaid from the Company’s discretionary plan contributions over the original 15 year term with a variable rate of interest. The annual interest rate was 1.99% at June 30, 2016, which is updated on a quarterly basis.

	As of and for the years ended June 30,
	2016	2015	2014
Loan amount (in thousands)	$6,434	$11,234	$16,035
Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
Historically, the Company used the dividends, if any, on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in fiscal 2016, 2015 or 2014.
During the fiscal years ended June 30, 2016, 2015 and 2014, the Company charged $3.4 million, $4.4 million and $3.3 million, respectively, to compensation expense related to the ESOP. The decrease in ESOP expense in fiscal 2016 is primarily due to the reduction in the number of shares being allocated to participant accounts as a result of paying down the loan amount. The increase in ESOP expense in fiscal 2015 as compared to fiscal 2014 was due to the increase in the fair market value of the Company's shares which determines the ESOP expense recorded. The difference between cost and fair market value of committed to be released shares, which was $36,000, $1.0 million and $0.3 million for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, is recorded as additional paid-in capital.

	June 30,
	2016	2015
Allocated shares	1,941,934	1,970,117
Committed to be released shares	169,603	172,398
Unallocated shares	220,925	390,528
Total ESOP shares	2,332,462	2,533,043

(In thousands)
Fair value of ESOP shares	$74,779	$59,527
Note 17. Share-based Compensation
Non-qualified stock options with time-based vesting (“NQOs”)
In fiscal 2016, the Company granted 21,595 shares issuable upon the exercise of NQOs with a weighted average exercise price of $29.48 per share to eligible employees under the Amended Equity Plan which vest ratably over a three-year period.
Following are the weighted average assumptions used in the Black-Scholes valuation model for NQOs granted during the fiscal years ended June 30, 2016, 2015 and 2014

	Year Ended June 30,
	2016	2015	2014
Weighted average fair value of NQOs	$12.63	$10.38	$9.17
Risk-free interest rate	1.6%	1.5%	1.7%
Dividend yield	—%	—%	—%
Average expected term	5.1 years	5.1 years	6 years
Expected stock price volatility	47.1%	47.9%	50.4%
The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes NQO activity for the three most recent fiscal years:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2013	557,427	12.81	5.44	5.1	1,620
Granted	1,927	18.68	9.17	6.4	—
Exercised	(112,964)	13.10	5.81	—	895
Cancelled/Forfeited	(33,936)	16.63	6.13	—	—
Outstanding at June 30, 2014	412,454	12.44	5.30	4.4	3,782
Granted	25,703	23.91	10.38	6.8	—
Exercised	(95,723)	16.17	5.86	—	747
Cancelled/Forfeited	(13,134)	11.26	5.00	—	—
Outstanding at June 30, 2015	329,300	12.30	5.54	3.9	3,700
Granted	21,595	29.48	12.63	6.4	—
Exercised	(112,895)	12.35	5.37	—	1,853
Cancelled/Forfeited	(18,371)	13.45	6.17	—	—
Outstanding at June 30, 2016	219,629	13.87	6.28	3.7	3,995
Vested and exercisable, June 30, 2016	180,298	11.06	5.13	3.1	3,800
Vested and expected to vest, June 30, 2016	217,160	13.72	6.22	3.6	3,983
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $32.06 at June 30, 2016, $23.50 at June 30, 2015 and $21.61 at June 30, 2014, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of stock option exercises in each fiscal period above represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of NQOs vested during fiscal 2016, 2015 and 2014 was $0.3 million, $0.5 million and $0.7 million, respectively. The Company received $1.4 million in proceeds from exercises of vested NQOs in fiscal 2016, and $1.5 million in proceeds from exercises of vested NQOs in each of fiscal 2015 and 2014.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes nonvested NQO activity for the three most recent fiscal years:

Nonvested NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2013	315,661	10.80	5.12	6.1
Granted	1,927	18.68	9.17	6.4
Vested	(133,957)	11.02	5.21	—
Forfeited	(15,833)	11.48	5.49	—
Outstanding at June 30, 2014	167,798	10.65	5.06	5.3
Granted	25,703	23.91	10.38	6.8
Vested	(101,172)	9.87	4.72	—
Forfeited	(12,134)	10.31	4.91	—
Outstanding at June 30, 2015	80,195	15.94	7.21	5.2
Granted	21,595	29.48	12.63	6.4
Vested	(47,418)	14.05	6.44	—
Forfeited	(15,641)	12.95	6.09	—
Outstanding at June 30, 2016	38,731	27.02	11.63	6.1

As of June 30, 2016 and 2015, there was $0.4 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at June 30, 2016 is expected to be recognized over the weighted average period of 2.2 years. Total compensation expense for NQOs was $0.2 million, $0.4 million and $0.6 million in fiscal 2016, 2015 and 2014, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the fiscal year ended June 30, 2016, the Company granted a total of 143,466 shares with an exercise price of $29.48 per share to eligible employees under the Amended Equity Plan. With the exception of a portion of the award to the Company’s President and Chief Executive Officer as described below, these PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ becoming exercisable each year on the anniversary of the grant date, based on the Company’s achievement of modified net income targets for fiscal 2016 ("Fiscal 2016 Target") as approved by the Compensation Committee, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date and the acceleration provisions contained in the Amended Equity Plan and the applicable award agreement. But if actual modified net income for fiscal 2016 is less than the Fiscal 2016 Target, then 20% of the total shares issuable under such grant will be forfeited.
On June 3, 2016, the Compensation Committee of the Board of Directors of the Company determined that a portion of the non-qualified stock option granted to Michael H. Keown, the Company's President and Chief Executive Officer, on December 3, 2015 (the “Original Option”) was invalid because such portion caused the total number of option shares granted to Mr. Keown in calendar year 2015 to exceed the limit of 75,000 shares that may be granted to a participant in a single calendar year under the Amended Equity Plan by 22,862 shares. Therefore, the Compensation Committee reduced the total number of shares of common stock issuable under the Original Option by 22,862 shares. The reduction of the 22,862 excess option shares brought the total number of option shares granted to Mr. Keown in calendar 2015 within the limitation of the Amended Equity Plan.
In addition, on June 3, 2016, the Compensation Committee, in accordance with the provisions of the Amended Equity Plan, granted Mr. Keown a non-qualified stock option to purchase 22,862 shares of the Company's common stock (the “New Option”) with an exercise price of $29.48 per share, which was the greater of the exercise price of the Original Option and the closing price of the Company's common stock as reported on the NASDAQ Global Market on June 3, 2016, the date of grant. The New Option is subject to the same terms and conditions of the Original Option including an expiration date of December 3, 2022, and the three-year vesting schedule, except that to comply with the Amended Equity Plan's minimum vesting schedule of one year from the grant date, one-third of shares issuable under the New Option will vest on June 3, 2017, and the remainder of the New Option shares will vest one-third each on the second and third anniversaries of the grant date of the Original Option,

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

based on the Company’s achievement of the same performance goals as the Original Option, subject to Mr. Keown’s continued employment on the applicable vesting date.
In the fiscal year ended June 30, 2015, the Company granted 121,024 shares issuable upon the exercise of PNQs with an exercise price of $23.44 per share to eligible employees under the Amended Equity Plan. These PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ becoming exercisable each year on the anniversary of the grant date, based on the Company’s achievement of modified net income targets for fiscal years within the performance period as approved by the Compensation Committee, subject to catch-up vesting of previously unvested shares in a subsequent year within the three year period in which a cumulative modified net income target as approved by the Compensation Committee is achieved, in each case, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date and the acceleration provisions contained in the Amended Equity Plan and the applicable award agreement.
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
Following are the assumptions used in the Black-Scholes valuation model for PNQs granted during the fiscal years ended June 30, 2016, 2015 and 2014:

	Year Ended June 30,
	2016	2015	2014
Weighted average fair value of PNQs	$11.38	$10.16	$10.49
Risk-free interest rate	1.6%	1.5%	1.8%
Dividend yield	—	—%	—%
Average expected term (years)	4.9	5.0	6.0
Expected stock price volatility	42.5%	47.9%	50.5%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes PNQ activity for the three most recent fiscal years:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2013	—	—	—	—	—
Granted	112,442	21.27	10.49	6.5	—
Cancelled/Forfeited	—	—	—	—	—
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5	38
Granted	121,024	23.44	10.16	6.6	—
Cancelled/Forfeited	(9,399)	21.33	10.52	—	—
Outstanding at June 30, 2015	224,067	22.44	10.31	6.0	237
Granted	143,466	29.48	11.38	6.2	—
Exercised	(14,144)	21.20	10.45	0	107
Cancelled/Forfeited	(64,790)	23.20	10.37	0	—
Outstanding at June 30, 2016	288,599	25.83	10.82	5.7	1,798
Vested and exercisable, June 30, 2016	48,132	22.52	10.31	5.1	459
Vested and expected to vest, June 30, 2016	274,919	25.75	10.81	5.7	1,736

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $32.06 at June 30, 2016, $23.50 at June 30, 2015 and $21.61 at June 30, 2014 representing the last trading day of the respective fiscal years, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of stock option exercises in fiscal 2016 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of PNQs vested during the fiscal years ended June 30, 2016 and 2015 was $0.3 million and $0.4 million, respectively. No PNQs vested during the fiscal year ended June 30, 2014. The Company received $0.3 million in proceeds from exercises of vested PNQs in fiscal 2016, and no PNQs were exercised during the fiscal years ended June 30, 2015 or 2014.
As of June 30, 2016, the Company met the performance target for the first year of the fiscal 2014 and 2015 awards and expects that it will achieve the performance targets set forth in the PNQ agreements for the remainder of the fiscal 2014, fiscal 2015 and fiscal 2016 awards.
The following table summarizes nonvested NQO activity for the two most recent fiscal years:

Nonvested PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5
Granted	121,024	23.44	10.16	6.6
Vested	(34,959)	21.27	10.49	—
Forfeited	(9,399)	21.33	10.52	—
Outstanding at June 30, 2015	189,108	22.66	10.28	6.2
Granted	143,466	29.48	11.38	6.2
Vested	(27,317)	10.16	23.44	—
Forfeited	(64,790)	23.20	10.37	—
Outstanding at June 30, 2016	240,467	26.49	10.92	5.9

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

As of June 30, 2016 and 2015, there was $1.9 million and $1.5 million , respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at June 30, 2016 is expected to be recognized over the weighted average period of 1.5 years. Total compensation expense related to PNQs in fiscal 2016, 2015 and 2014 was $0.5 million, $0.5 million and $0.3 million, respectively.
Restricted Stock
During fiscal 2016, 2015 and 2014 the Company granted a total of 10,170 shares, 13,256 shares and 9,200 shares of restricted stock under the Amended Equity Plan, respectively, with a weighted average grant date fair value of $29.99, $23.64, and $20.48 per share, respectively, to eligible employees and directors. Shares of restricted stock generally vest at the end of three years for eligible employees. Shares of restricted stock generally vest ratably over a period of three years for directors. During the fiscal year ended June 30, 2016, 24,841 shares of restricted stock vested, of which 5,177 shares were withheld to meet the employees’ minimum statutory tax withholding and retired.
The following table summarizes restricted stock activity for the three most recent fiscal years:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2013	139,360	9.87	1.9	1,959
Granted	9,200	20.48	—	188
Exercised/Released	(38,212)	11.59	—	820
Cancelled/Forfeited	(14,136)	9.38	—	—
Outstanding at June 30, 2014	96,212	10.27	1.5	2,079
Granted	13,256	23.64	—	313
Exercised/Released(1)	(53,402)	8.43	—	1,377
Cancelled/Forfeited	(8,984)	8.36	—	—
Outstanding at June 30, 2015	47,082	16.48	1.2	1,106
Granted	10,170	29.99	—	305
Exercised/Released(2)	(24,841)	14.08	—	747
Cancelled/Forfeited	(8,619)	13.06	—	—
Outstanding at June 30, 2016	23,792	26.00	1.8	763
Expected to vest, June 30, 2016	22,253	25.91	1.8	713
__________
(1) Includes 4,297 shares that were withheld to meet the employees' minimum statutory tax withholding and retired..
(2) Includes 5,177 shares that were withheld to meet the employees' minimum statutory tax withholding and retired.

The aggregate intrinsic value of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $32.06 at June 30, 2016, $23.50 at June 30, 2015 and $21.61 at June 30, 2014 , representing the last trading day of the respective fiscal years. Restricted stock that is expected to vest is net of estimated forfeitures.
As of June 30, 2016 and 2015, there was $0.5 million of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2016 is expected to be recognized over the weighted average period of 2.0 years. Total compensation expense for restricted stock was $0.2 million, $0.3 million and $0.5 million, for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 18. Other Current Liabilities
Other current liabilities consist of the following:

	June 30,
(In thousands)	2016	2015
Accrued postretirement benefits	$1,060	$1,051
Accrued workers’ compensation liabilities	3,225	2,382
Short-term pension liabilities	347	347
Earnout payable—RLC acquisition	100	100
Other (including net taxes payable)	2,214	2,272
Other current liabilities	$6,946	$6,152

Note 19. Other Long-Term Liabilities
Other long-term liabilities include the following:

	June 30,
(In thousands)	2016	2015
New Facility lease obligation(1)	$28,110	$—
Earnout payable—RLC acquisition(2)	100	200
Derivative liabilities, non-current	—	25
Other long-term liabilities	$28,210	$225
___________
(1) Lease obligation associated with construction of the New Facility (see Note 4).
(2) Earnout payable to RLC (see Note 2).

Note 20. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	June 30,
(In thousands)	2016	2015	2014
Current:
Federal	$214	$(30)	$293
State	103	309	275
Total current income tax expense	317	279	568
Deferred:
Federal	(66,648)	106	99
State	(13,666)	17	38
Total deferred income tax (benefit) expense	(80,314)	123	137
Income tax (benefit) expense	$(79,997)	$402	$705
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

As a result, for the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded income tax expense of$2.0 million, $0, and $0, respectively, in OCI related to the gain on postretirement benefits, and recorded a corresponding income tax benefit of $2.0 million, $0, and $0, respectively, in continuing operations.
A reconciliation of income tax (benefit) expense to the federal statutory tax rate is as follows:

	June 30,
(In thousands)	2016	2015	2014
Statutory tax rate	35%	34%	34%
Income tax expense at statutory rate	$3,472	$358	$4,365
State income tax expense, net of federal tax benefit	557	260	749
Dividend income exclusion	(140)	(54)	—
Valuation allowance	(83,230)	(185)	(4,292)
Change in tax rate	(1,061)	—	—
Retiree life insurance	135	—	—
Change in contingency reserve (net)	—	—	(39)
Other (net)	270	23	(78)
Income tax (benefit) expense	$(79,997)	$402	$705
The primary components of the temporary differences which give rise to the Company’s net deferred tax liabilities are as follows:

	June 30,
(In thousands)	2016	2015	2014
Deferred tax assets:
Postretirement benefits	$33,273	$31,100	$19,800
Accrued liabilities	11,760	10,091	6,156
Net operating loss carryforwards	38,196	41,544	40,275
Intangible assets	71	594	1,126
Other	6,881	6,794	7,253
Total deferred tax assets	90,181	90,123	74,610
Deferred tax liabilities:
Unrealized gain on investments	(609)	(2,242)	—
Fixed assets	(5,370)	(2,647)	(1,902)
Other	(1,789)	(1,943)	(1,538)
Total deferred tax liabilities	(7,768)	(6,832)	(3,440)
Valuation allowance	(1,627)	(84,857)	(72,613)
Net deferred tax assets (liabilities)	$80,786	$(1,566)	$(1,443)
At June 30, 2016, the Company had approximately $99.7 million in federal and $88.6 million in state net operating loss carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2017, respectively. Additionally, at June 30, 2016, the Company had $0.8 million of federal business tax credits that begin to expire in June 30, 2025.
As of June 30, 2016, the Company has generated approximately $1.2 million of excess tax benefits related to stock compensation, the benefit of which will be recorded to additional paid in capital if and when realized.
At June 30, 2016, the Company had total deferred tax assets of $90.2 million and net deferred tax assets before valuation allowance of $82.4 million.
The Company evaluated it deferred tax assets quarterly to determine if a valuation is required. In the fourth quarter of fiscal 2016, the Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

such assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future income projections. After consideration of positive and negative evidence, including the recent history of income, the Company concluded that it is more likely than not that the Company will generate future income sufficient to realize the majority of the Company’s deferred tax assets as of June 30, 2016. Accordingly, the Company has recorded a reduction in its valuation allowance in fiscal 2016 in the amount of $83.2 million.
The Company cannot conclude that certain state net operating loss carry forwards and tax credit carryovers will be utilized before expiration. Accordingly, the Company will maintain a valuation allowance of $1.6 million to offset this deferred tax asset. The valuation allowance decreased $83.2 million and $12.3 million, respectively, in fiscal 2016 and 2015 and increased $9.9 million in fiscal 2014. The Company will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that the Company will realize its remaining deferred tax assets.
A tabular reconciliation of the total amounts (in absolute values) of unrecognized tax benefits is as follows:

	Year Ended June 30,
(In thousands)	2016	2015	2014
Unrecognized tax benefits at beginning of year	$—	$—	$3,211
Decreases in tax positions for prior years	—	—	(30)
Settlements	—	—	(3,181)
Unrecognized tax benefits at end of year	$—	$—	$—
At June 30, 2016 and 2015, the Company has no unrecognized tax benefits.
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
The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2012. The Internal Revenue Service is currently auditing the Company's tax years ended June 30, 2013 and 2014.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. In each of the fiscal years ended June 30, 2016 and 2015, the Company recorded $0 in accrued interest and penalties associated with uncertain tax positions. Additionally, the Company recorded income of $0 related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2016, 2015 and 2014, respectively.
Note 21. Net Income Per Common Share

	Year ended June 30,
(In thousands, except share and per share amounts)	2016	2015	2014
Net income attributable to common stockholders—basic	$89,812	$651	$12,063
Net income attributable to nonvested restricted stockholders	106	1	69
Net income	$89,918	$652	$12,132

Weighted average common shares outstanding—basic	16,502,523	16,127,610	15,909,631
Effect of dilutive securities:
Shares issuable under stock options	124,879	139,524	104,956
Weighted average common shares outstanding—diluted	16,627,402	16,267,134	16,014,587
Net income per common share—basic	$5.45	$0.04	$0.76
Net income per common share—diluted	$5.41	$0.04	$0.76

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 22. Commitments and Contingencies
Leases
On July 17, 2015, the Company entered into the Lease Agreement, with lessor pursuant to which the Company leased the New Facility (see Note 4). The Company recorded an asset related to the New Facility lease obligation included in property, plant and equipment of $28.1 million at June 30, 2016 with an offsetting liability of $28.1 million for the lease obligation included in "Other long-term liabilities" on the Company's consolidated balance sheet at June 30, 2016. There were no such amounts recorded at June 30, 2015 (see Note 19). On June 15, 2016, the Company exercised its option to purchase the partially constructed New Facility under the Lease Agreement. The terms of the Company's capital leases vary from 12 months to 84 months with varying expiration dates through 2021.
The Company is also obligated under operating leases for branch warehouses, distribution centers and its production facility in Portland, Oregon. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. The Company has one operating lease with a term greater than five years that expires in 2018 and has a ten year renewal option, and operating leases for computer hardware with terms that do not exceed three years. Rent expense for the fiscal years ended June 30, 2016, 2015 and 2014 was $4.5 million, $3.8 million and $3.7 million, respectively.
Contractual obligations for future fiscal years are as follows:

	Contractual Obligations
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	New Facility Purchase Option Exercise Price(1)	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments (2)
Year Ended June 30,
2017	$1,443	$4,093	$58,779	$8,075	$1,080	$109	$72,217
2018	$880	$3,366	$—	$8,304	$1,102	$—	$—
2019	$125	$2,561	$—	$8,554	$1,143	$—	$—
2020	$52	$1,279	$—	$8,844	$1,176	$—	$—
2021	$4	$441	$—	$9,074	$1,210	$—	$—
Thereafter	$—	$61	$—	$47,099	$6,246	$—	$—
		$11,801	$58,779	$89,950	$11,957	$109	$72,217
Total minimum lease payments	$2,504
Less: imputed interest (0.82% to 10.7%)	$(145)
Present value of future minimum lease payments	$2,359
Less: current portion	$1,323
Long-term capital lease obligations	$1,036
___________
(1) Includes estimated purchase option exercise price pursuant to the Lease Agreement for the partially constructed New Facility. The table above reflects purchase option exercise price based on the budget and after completion of the construction, payable in fiscal year ending June 30, 2017 (see Note 4). The actual purchase option exercise price will be based on actual construction-related costs for the partially constructed facility as of the purchase option closing date.
(2) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2016. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Self-Insurance
At June 30, 2016 and 2015, the Company had posted a $7.4 million and $7.0 million letter of credit, respectively, as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans for participation in the alternative security program for California self-insurers for workers’ compensation liability. At June 30, 2016 and 2015, the Company had posted a $4.3 million letter of credit as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages outside of California.
Non-cancelable Purchase Orders
As of June 30, 2016, the Company had committed to purchase green coffee inventory totaling $62.5 million under fixed-price contracts, equipment for the New Facility totaling $3.3 million and other inventory totaling $6.3 million under non-cancelable purchase orders.
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
To date, the pleadings stage of the case has been completed. The Court has phased trial so that the “no significant risk level” defense, the First Amendment defense, and the preemption defense will be tried first. Fact discovery and expert discovery on these “Phase 1” defenses have been completed, and the parties filed trial briefs. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three Phase 1 defenses.   Following two continuances, the court heard on April 9, 2015 final arguments on the Phase 1 issues. On July 25, 2015, the Court issued its Proposed Statement of Decision with respect to Phase 1 defenses against the defendants, which was confirmed, on September 2, 2015 in the Final Statement of Decision. The Court has stated that all defendants would be included in “Phase 2,” though this remains unresolved, including the extent of the involvement or participation in discovery. Following permission from the Court, on October 14, 2015 the Joint Defense Group filed a writ petition for an interlocutory appeal. In late December 2015, plaintiff’s counsel served letters proposing a new plan to file the anticipated motion for summary adjudication and a new set of discovery on all defendants. On January 14, 2016, the Court of Appeals denied the Joint Defense Group’s writ petition thereby denying the interlocutory appeal. On February 16, 2016, CERT filed a motion for summary adjudication arguing that based upon facts that had been stipulated by defendants, CERT had proven its prima facie case and all that remains is a determination of whether any affirmative defenses are available to defendants. On March 16, 2016, the Court reinstated the stay on discovery for all defendant parties except for the four largest defendants, so the Company is not currently obligated to participate in discovery. Following a hearing on April 20, 2016, the Court granted

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

CERT’s motion for summary adjudication on its prima facie case. Plaintiff filed its motion for summary adjudication of affirmatives defenses on May 16, 2016 and the defendants’ opposition brief was filed on July 22, 2016. Certain discovery responses were scheduled to be due by September 9, 2016. At an August 19, 2016 hearing on Plaintiff’s motion for summary adjudication and defendants’ opposition with respect to the affirmative defenses, the Court denied Plaintiff’s motion, thus the Joint Defense Group will continue to be able to present the affirmative defenses at trial. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
Steve Hernandez vs. Farmer Bros. Co., Superior Court of State of California, County of Los Angeles
On July 24, 2015, former Company employee Hernandez filed a putative class action complaint for damages alleging a single cause of action for unfair competition under the California Business & Professions Code. The claim purports to seek disgorgement of profits for alleged violations of various provisions of the California Labor Code relating to: failing to pay overtime, failing to provide meal breaks, failing to pay minimum wage, failing to pay wages timely during employment and upon termination, failing to provide accurate and complete wage statements, and failing to reimburse business-related expenses. Hernandez’s complaint seeks restitution in an unspecified amount and injunctive relief, in addition to attorneys’ fees and expenses. Hernandez alleges that the putative class is all “current and former hourly-paid or non-exempt individuals” for the four (4) years preceding the filing of the complaint through final judgment, and Hernandez also purports to reserve the right to establish sub-classes as appropriate.  On November 12, 2015, a separate putative class representative, Monica Zuno, filed claim under the same class action; the Court has related this case to the Hernandez case. On November 17, 2015, the unified case was assigned to a judge, and this judge ordered the stay on discovery to remain intact until after a decision on the Company’s demurrer action. The plaintiff filed an Opposition to the Demurrer and, in response, on January 5, 2016, the Company filed a reply to this Opposition to the Demurrer. On February 2, 2016, the Court held a hearing on the demurrer and found in the Company’s favor, sustaining the demurrer in its entirety without leave to amend as to the plaintiff Hernandez, and so dismissing Hernandez’s claims and the related putative class. Claims on behalf of the plaintiff Zuno remain at this time, pending the filing of an amended complaint on behalf of this remaining plaintiff and reduced putative class. The Company provided responses to discovery following a lift by the Court of the stay on discovery. The Court has set a case management conference for October 18, 2016 to give Plaintiff’s counsel time to review the discovery documents the Company produced and determine whether Plaintiff intends to proceed with the case as a putative class action or on an individual basis only. At this time, we are not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 23. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended June 30, 2016. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
(In thousands, except per share data)
Net sales	$133,445	$142,307	$134,468	$134,162
Gross profit	$50,579	$52,908	$52,560	$52,428
(Loss) income from operations	$(563)	$5,361	$306	$3,075
Net (loss) income	$(1,074)	$5,561	$1,192	$84,239
Net (loss) income) per common share—basic	$(0.07)	$0.34	$0.07	$5.09
Net (loss) income per common share—diluted	$(0.07)	$0.34	$0.07	$5.05

	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
(In thousands, except per share data)
Net sales	$135,984	$144,809	$132,507	$132,582
Gross profit	$48,121	$53,142	$46,569	$49,204
Income (loss) from operations	$2,601	$3,505	$(1,405)	$(1,417)
Net income (loss)	$2,515	$2,896	$(2,572)	$(2,187)
Net income (loss) per common share—basic	$0.16	$0.18	$(0.16)	$(0.13)
Net income (loss) per common share—diluted	$0.16	$0.18	$(0.16)	$(0.13)
In the fourth quarter of fiscal 2016, the Company concluded that it is more likely than not that the Company will generate future earnings sufficient to realize the majority of the Company’s deferred tax assets as of June 30, 2016. Accordingly, the Company recorded a reduction in its valuation allowance in the fourth quarter of fiscal 2016 in the amount of $83.2 million. See Note 20.

Note 24. Subsequent Events
Completion of the Sale of Assets
On July 15, 2016, the Company completed the sale of certain property, including the Company’s former headquarters, located at 20333 S. Normandie Avenue, Torrance, CA 90502 (the "Torrance Property"), consisting of approximately 665,000 square feet of buildings located on approximately 20.33 acres of land, for an aggregate cash sale price of $43.0 million. The Company received net proceeds of $42.5 million from the sale of the Torrance Property, after customary adjustments for closing costs and documentary transfer taxes.

Asset Purchase Agreement
On September 9, 2016, a newly-formed, wholly-owned subsidiary of the Company, as the Buyer, and China Mist Brands, Inc., dba China Mist Tea Company ("China Mist"), as the Seller, entered into a definitive agreement to purchase substantially all of the assets and certain specified liabilities of China Mist, a provider of flavored iced teas and iced green teas, for an aggregate purchase price of $11.3 million, with $10.8 million to be paid in cash at closing and $0.5 million to be paid as earnout subject to certain conditions. The transaction is expected to close during the second quarter of fiscal 2017.

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
As of June 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are effective.
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
With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2016.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Farmer Bros. Co.
Torrance, California

We have audited the internal control over financial reporting of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2016 of the Company and our report dated September 13, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
September 13, 2016

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Code of Conduct and Ethics
We maintain a written Code of Conduct and Ethics for all employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. To view this Code of Conduct and Ethics free of charge, please visit our website at www.farmerbros.com (This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing). We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics, if any, by posting such information on our website as set forth above.
Compliance with Section 16(a) of the Exchange Act
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2016, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that, Michael H. Keown, the Company's President and Chief executive Officer, filed a late Form 4 in December 2015 reporting the sale of vested restricted shares to cover tax withholding requirements and with the exception of those filings listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2016.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2016 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(2)
Equity compensation plans approved by stockholders(1)	508,228	$20.66	151,857
Equity compensation plans not approved by stockholders	—	—	—
Total	508,228	$20.66	151,857
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
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Financial Statements and Financial Statement Schedules:

1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2016 and 2015

Consolidated Statements of Operations for the Years Ended June 30, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended June 30, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2016, 2015 and 2014

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

(b)	Exhibits: See Exhibit Index.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/Michael H. Keown
Michael H. Keown President and Chief Executive Officer (chief executive officer)
September 13, 2016
By:	/s/Isaac N. Johnston, Jr.
Isaac N. Johnston, Jr. Treasurer and Chief Financial Officer (principal financial and accounting officer)
September 13, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Randy E. Clark	Chairman of the Board and Director	September 13, 2016
Randy E. Clark

/s/ Guenter W. Berger	Chairman Emeritus and Director	September 13, 2016
Guenter W. Berger

/s/ Hamideh Assadi	Director	September 13, 2016
Hamideh Assadi

Director
Jeanne Farmer Grossman

/s/ Michael H. Keown	Director	September 13, 2016
Michael H. Keown

/s/ Charles F. Marcy	Director	September 13, 2016
Charles F. Marcy

/s/ Christopher P. Mottern	Director	September 13, 2016
Christopher P. Mottern

EXHIBIT INDEX

2.1
Asset Purchase Agreement, dated as of November 16, 2015, by and between Farmer Bros. Co. and Harris Spice Company Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2015 and incorporated herein by reference).*

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on September 16, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Quarterly on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

3.3	Certificate of Elimination (filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A/A filed with the SEC on September 24, 2015 and incorporated herein by reference)

4.2
Registration Rights Agreement, dated as of June 16, 2016, among Farmer Bros. Co. and the Investors identified on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2016 and incorporated herein by reference).

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

10.4	Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed herewith).**

10.5
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).**

10.6
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.7
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.8
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.9
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 7, 2012 and incorporated herein by reference).*

10.10
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.11
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 ((filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.12
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.13
Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.14
ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.15
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012 and incorporated herein by reference).**

10.16
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.17
Amendment No. 1 to Employment Agreement, dated as of January 1, 2014, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2014 and incorporated herein by reference).**

10.18
Amendment No. 2 to Employment Agreement, dated as of November 23, 2015, between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2015 and incorporated herein by reference).**

10.19
Employment Agreement, dated as of December 2, 2014, by and between Farmer Bros. Co. and Barry C. Fischetto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).**

10.20
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).**

10.21
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.22
Separation Agreement, dated as of July 16, 2014, by and between Farmer Bros. Co. and Mark A. Harding (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 17, 2014 and incorporated herein by reference).**

10.23
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).**

10.24
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.25
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.26
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.27	Stock Ownership Guidelines for Directors and Executive Officers (filed herewith).**

10.28
Form of Award Letter (Fiscal 2014) under Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2014 and incorporated herein by reference).**

10.29
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

10.32
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.33
First Amendment to Lease Agreement dated as of December 29, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.34
Amendment No. 2 to Lease Agreement dated as of March 10, 2016, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.35
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.36
First Amendment to Development Management Agreement dated as of January 1, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.37
Second Amendment to Development Management Agreement dated as of March 25, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.38
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 11, 2016, by and between Farmer Bros. Co. as Seller, and Bridge Acquisition, LLC as Buyer (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.39	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of June 1, 2016, by and between Farmer Bros. Co. and Bridge Acquisition, LLC (filed herewith).

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2016 (filed herewith).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.