Form 10-Q
period 2016-09-30
FARMER BROTHERS CO
filed 2016-11-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
YES ☐ NO  ☒
As of November 8, 2016, the registrant had 16,793,561 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,502	$21,095
Short-term investments	26,017	25,591
Accounts and notes receivable, net	46,914	44,364
Inventories	51,102	46,378
Income tax receivable	254	247
Short-term derivative assets	3,688	3,954
Prepaid expenses	4,210	4,557
Assets held for sale	7,083	7,179
Total current assets	155,770	153,365
Property, plant and equipment, net	140,674	118,416
Goodwill and intangible assets, net	6,441	6,491
Other assets	7,781	9,933
Deferred income taxes	79,299	80,786
Total assets	$389,965	$368,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	34,837	23,919
Accrued payroll expenses	16,499	24,540
Short-term borrowings under revolving credit facility	200	109
Short-term obligations under capital leases	1,261	1,323
Sale-leaseback financing obligation	42,765	—
Other current liabilities	8,042	6,946
Total current liabilities	103,604	56,837
Accrued pension liabilities	67,522	68,047
Accrued postretirement benefits	20,615	20,808
Accrued workers’ compensation liabilities	11,459	11,459
Other long-term liabilities-capital leases	699	1,036
Other long-term liabilities	100	28,210
Total liabilities	$203,999	$186,397
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,793,561 and 16,781,561 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	16,794	16,782
Additional paid-in capital	40,109	39,096
Retained earnings	198,400	196,782
Unearned ESOP shares	(6,434)	(6,434)
Accumulated other comprehensive loss	(62,903)	(63,632)
Total stockholders’ equity	$185,966	$182,594
Total liabilities and stockholders’ equity	$389,965	$368,991
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2016	2015
Net sales	$130,488	$133,445
Cost of goods sold	79,290	82,866
Gross profit	51,198	50,579
Selling expenses	38,438	36,441
General and administrative expenses	8,936	9,465
Restructuring and other transition expenses	3,030	5,450
Net gains from sale of Spice Assets	(158)	—
Net gains from sales of assets	(1,553)	(214)
Operating expenses	48,693	51,142
Income (loss) from operations	2,505	(563)
Other income (expense):
Dividend income	265	293
Interest income	129	104
Interest expense	(389)	(121)
Other, net	191	(875)
Total other income (expense)	196	(599)
Income (loss) before taxes	2,701	(1,162)
Income tax expense (benefit)	1,083	(88)
Net income (loss)	$1,618	$(1,074)
Net income (loss) per common share—basic	$0.10	$(0.07)
Net income (loss) per common share—diluted	$0.10	$(0.07)
Weighted average common shares outstanding—basic	16,562,984	16,269,368
Weighted average common shares outstanding—diluted	16,684,319	16,269,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2016	2015
Net income (loss)	$1,618	$(1,074)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	444	(4,640)
Losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	285	4,968
Total comprehensive income (loss), net of tax	$2,347	$(746)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,618	$(1,074)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,008	5,295
Provision for doubtful accounts	507	44
Interest on sale-leaseback financing obligation	310	—
Restructuring and other transition expenses, net of payments	869	2,889
Deferred income taxes	1,488	(19)
Net gains from sales of assets	(1,711)	(214)
ESOP and share-based compensation expense	942	1,229
Net losses on derivative instruments and investments	282	5,839
Change in operating assets and liabilities:
Restricted cash	—	(272)
Purchases of trading securities held for investment	(1,466)	(518)
Proceeds from sales of trading securities held for investment	1,259	1,202
Accounts and notes receivable	(3,100)	(1,805)
Inventories	(4,724)	(6,446)
Income tax receivable	(7)	(262)
Derivative assets (liabilities), net	2,783	(5,094)
Prepaid expenses and other assets	195	966
Accounts payable	7,343	11,493
Accrued payroll expenses and other current liabilities	(7,057)	(1,514)
Accrued postretirement benefits	(192)	34
Other long-term liabilities	(525)	(365)
Net cash provided by operating activities	$3,822	$11,408
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,196)	(3,781)
Purchases of construction-in-progress assets for New Facility	(14,354)	—
Proceeds from sales of property, plant and equipment	2,014	538
Net cash used in investing activities	$(22,536)	$(3,243)
Cash flows from financing activities:
Proceeds from revolving credit facility	$91	$—
Repayments on revolving credit facility	—	(28)
Proceeds from sale-leaseback financing obligation	42,455	—
Proceeds from New Facility lease financing	7,662	—
Repayments of New Facility lease financing	(35,772)	—
Payments of capital lease obligations	(399)	(865)
Payment of financing costs	—	(8)
Proceeds from stock option exercises	84	341
Net cash provided by (used in) financing activities	$14,121	$(560)
(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2016	2015
Net (decrease) increase in cash and cash equivalents	$(4,593)	$7,605
Cash and cash equivalents at beginning of period	21,095	15,160
Cash and cash equivalents at end of period	$16,502	$22,765

Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital leases	$—	$9
Net change in derivative assets and liabilities included in other comprehensive income (loss), net of tax	$729	$328
Construction-in-progress assets under New Facility lease	$—	$1,982
New Facility lease obligation	$—	$2,768
Non-cash additions to equipment	$4,149	$150
Non-cash portion of earnout recognized	$158	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FARMER BROS. CO.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, hospitals, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee products. The Company’s product categories consist of roast and ground coffee; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. The Company was founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
The Company operates production facilities in Portland, Oregon and Houston, Texas. Distribution takes place out of the Portland facility as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. On July 15, 2016, the Company completed the sale of certain property, including the Company’s former headquarters in Torrance, California (the “Torrance Facility”) and leased it back. As of September 30, 2016, the Torrance Facility continued to house certain administrative functions and serve as a distribution facility and branch warehouse pending transition of the Company’s remaining Torrance operations to its other facilities.
The Company’s products reach its customers primarily in two ways: through the Company’s nationwide direct-store-delivery, or DSD, network of 450 delivery routes and 107 branch warehouses as of September 30, 2016, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are made “off-truck” by the Company to its customers at their places of business.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. Events occurring subsequent to September 30, 2016 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three months ended September 30, 2016.
The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2016 (the "2016 10-K").
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

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company's significant accounting policies, see Note 1, "Summary of Significant Accounting Policies" to the consolidated financial statements in the 2016 Form 10-K.
During the current three month period, other than the following, there were no significant updates made to the Company's significant accounting policies.
Property, Plant and Equipment
Effective July 1, 2016, with the expected completion and move to a newly constructed corporate headquarters along with new manufacturing and distribution facilities, the Company updated the useful lives of its assets to reflect industry standard useful lives. The following useful lives are used prospectively for property, plant and equipment added after June 30, 2016:

Buildings and facilities	10 to 30 years
Machinery and equipment	3 to 10 years
Equipment under capital leases	Term of lease
Office furniture and equipment	5 to 7 years
Capitalized software	3 to 5 years
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
Leases
Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of a capital lease. Capital lease obligations are amortized over the life of the lease.
For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. A portion of the lease arrangement is allocated to the land for which the Company accrues rent expense during the construction period. The amount of rent expense to be accrued is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and recognized on a straight-line basis. Upon exercise of the purchase option on a build-to-suit lease, the Company records an asset equal to the value of the option price that includes the value of the land and reverses the rent expense and the asset and liability established to record the construction costs incurred through the date of option exercise.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. The Company capitalizes coffee brewing equipment and depreciates it over an estimated three or five year period, depending on the assessment of the useful life and reports the depreciation expense in cost of goods sold. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements in each of the three months ended September 30, 2016 and 2015 were $6.5 million. In addition, depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended September 30, 2016 and 2015 was $2.4 million and $2.5 million, respectively. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $3.2 million and $1.6 million in the three months ended September 30, 2016 and 2015, respectively.
Net Income (Loss) Per Common Share
Computation of net income per share ("EPS") for the three months ended September 30, 2016 includes the dilutive effect of 121,335 shares, issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the three months ended September 30, 2016, but excludes the dilutive effect of 19,800 shares, issuable under stock options with exercise prices above the closing price of the Company's common stock on the last trading day of the three months ended September 30, 2016 because their inclusion would be anti-dilutive. Computation of EPS for the three months ended September 30, 2015 excludes a total of 512,842 shares issuable under stock options, because the Company incurred a net loss and including them would be anti-dilutive. See Note 17.
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
Shipping and Handling Costs
Shipping and handling costs incurred through outside carriers are recorded as a component of the Company's selling expenses and were $4.8 million and $2.2 million, respectively, in the three months ended September 30, 2016 and 2015. Shipping and handling costs in the three months ended September 30, 2016 include costs related to the Company's move to 3PL for its long-haul operations.
Recently Adopted Accounting Standards
In September 2015, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The Company adopted ASU 2015-16 beginning July 1, 2016. Adoption of ASU 2015-16 did not have a material effect on the results of operations, financial position or cash flows of the Company.
In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient” ("ASU 2015-12”). ASU 2015-12 eliminates requirements that employee benefit plans measure the fair value of fully benefit-responsive investment contracts ("FBRICs") and provide the related fair value disclosures. As a result, FBRICs are measured, presented and disclosed only at contract value. Also, plans will be required to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes, and self-directed brokerage accounts are one general type. Plans no longer have to disclose the net appreciation/depreciation in fair value of investments by general type or individual investments equal to or greater than 5% of net assets available for benefits. In addition, a plan with a fiscal year end that does not coincide with the end of a calendar month is allowed to measure its

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

investments and investment-related accounts using the month end closest to its fiscal year end. The new guidance for FBRICs and plan investment disclosures should be applied retrospectively. The measurement date practical expedient should be applied prospectively. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-12 beginning July 1, 2016. Adoption of ASU 2015-12 did not have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize investments for which the fair values are measured using the net asset value per share practical expedient within the fair value hierarchy. It also limits certain disclosures to investments for which the entity has elected to measure the fair value using the practical expedient. ASU 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-07 beginning July 1, 2016. Adoption of ASU 2015-07 did not have a material effect on the results of operations, financial position or cash flows of the Company.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. We are evaluating the impact this guidance will have on our consolidated financial statements and expect the adoption will have a material impact on the Company's financial position resulting from the increase in assets and liabilities.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under ASU 2016-01, entities will no longer be able to recognize unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance to classify equity securities with readily determinable fair values into different categories (that is trading or available for sale) is no longer required. ASU 2016-01 eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 is effective for the Company beginning July 1, 2018. Adoption of ASU 2016-01. The adoption of this guidance is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On July 9, 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. ASU 2014-09 is effective for the Company beginning July 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 along with the related amendments and interpretations issued under ASU 2016-10 and ASU 2016-12 on its results of operations, financial position and cash flows.

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
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan, the Company estimates that it will incur approximately $31 million in cash costs in connection with the exit of the Torrance Facility consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Expenses related to the Corporate Relocation Plan in the three months ended September 30, 2016 consisted of $0.4 million in employee retention and separation benefits, $2.2 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters and the relocation of certain distribution operations and $0.4 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs also included $0.8 million in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the three months ended September 30, 2016:

(In thousands)	Balances, June 30, 2016	Additions	Payments	Non-Cash Settled	Adjustments	Balances, September 30, 2016
Employee-related costs(1)	$2,342	$400	$1,146	$—	$—	$1,596
Facility-related costs(2)	—	2,194	579	757	—	858
Other(3)	200	436	636	—	—	—
Total(2)	$2,542	$3,030	$2,361	$757	$—	$2,454
Current portion	$2,542					$2,454
Non-current portion	$—					$—
Total	$2,542					$2,454
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
Since adoption of the Corporate Relocation Plan through September 30, 2016, the Company has recognized a total of $28.0 million of the estimated $31 million in aggregate cash costs including $16.6 million in employee retention and separation benefits, $4.5 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of the Company’s Torrance operations and certain distribution operations

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

and $6.8 million in other related costs. The remainder is expected to be recognized in the second and third quarters of fiscal 2017. The Company also recognized from inception through September 30, 2016 $2.0 million in non-cash depreciation expense associated with the Torrance production facility. The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan from the time of adoption of the Corporate Relocation Plan through the three months ended September 30, 2016:

(In thousands)	Balances, June 30, 2014	Additions	Payments	Non-Cash Settled	Adjustments	Balances, September 30, 2016
Employee-related costs(1)	$—	$16,643	$15,047	$—	$—	$1,596
Facility-related costs(2)	—	6,535	3,664	2,013	—	858
Other(3)	—	6,817	6,817	—	—	—
Total(2)	$—	$29,995	$25,528	$2,013	$—	$2,454
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

Note 4. New Facility
Lease Agreement and Purchase Option Exercise
On June 15, 2016, the Company exercised the purchase option to purchase the land and the partially constructed New Facility located thereon pursuant to the terms of the lease agreement dated as of July 17, 2015, as amended (the "Lease Agreement"). On September 15, 2016 ("Purchase Option Closing Date"), the Company closed the purchase option and acquired the land and the partially constructed New Facility located thereon for an aggregate purchase price of $42.5 million (the “Purchase Price”), consisting of the purchase option price of $42.0 million based on actual construction costs incurred as of the Purchase Option Closing Date plus the option exercise fee, plus amounts paid in respect of real estate commissions, title insurance, and recording fees. Upon closing of the purchase option, the Company recorded the aggregate purchase price of the New Facility in "Property, plant and equipment, net" on its consolidated balance sheet. The asset related to the New Facility lease obligation included in "Property, plant and equipment, net," the offsetting liability for the lease obligation included in "Other long-term liabilities" and the rent expense related to the land were reversed. Concurrent with the purchase option closing, on September 15, 2016, the Company terminated the Lease Agreement. The Company did not pay any early termination penalties in connection with the termination of the Lease Agreement.
Based on the final budget, the Company estimates that the total construction costs including the cost of land for the New Facility will be approximately $55 million to $60 million, of which the Company has spent $42.5 million as of September 30, 2016. Construction of and relocation to the New Facility are expected to be completed in the third quarter of fiscal 2017.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Development Management Agreement
In conjunction with the Lease Agreement, the Company also entered into a Development Management Agreement with an affiliate of Stream Realty Partners (the ‘DMA”) to manage, coordinate, represent, assist and advise the Company on matters from the pre-development through construction of the New Facility. Pursuant to the DMA, the Company will pay the developer a development fee, an oversight fee and development services fee which are included in the construction costs incurred-to-date. An incentive fee, the amount of which will be determined by the developer and the Company, will also be payable if final completion occurs prior to the scheduled completion date.
New Facility Construction Contract
On September 17, 2016, the Company and The Haskell Company (“Builder”) entered into a Change Order, which, among other things, amended the building contract previously entered into between the Company and Builder to provide a guaranteed maximum price and the basis for the price and the scope of Builder’s services in connection with the construction of the New Facility (the "Amended Building Contract").
Pursuant to the Amended Building Contract, Builder will provide pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment that will be installed in portions of the New Facility (the “Project”). The Company has engaged other designers and builders to provide traditional construction work on the Project site, including for the foundation, building envelope and roof of the New Facility.
Pursuant to the Amended Building Contract, the Company will pay Builder up to $21.4 million for Builder’s services in connection with the Project. This amount is a guaranteed maximum price and is subject to adjustment in accordance with the terms of the Amended Building Contract. The Company has paid $7.0 million towards these services as of September 30, 2016 (see Note 18), The date for substantial completion of Builder’s work on the Project is February 9, 2017, which is also subject to adjustment in accordance with the terms of the Amended Building Contract. The Amended Building Contract includes an “IDB Work Contract Schedule,” which sets forth interim milestones, durations and material dates in relation to the performance and timing of Builder’s work. The Amended Building Contract includes remedies for the Company in the event agreed milestone dates relating to Builder’s services are not met. The Amended Building Contract is subject to customary undertakings, covenants, obligations, rights and conditions.
Machinery and Equipment, Furniture and Fixtures
In addition to the costs to complete the construction of the New Facility, the Company estimates that it will incur $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures. As of September 30, 2016 and June 30, 2016, the Company had spent $12.7 million and $5.9 million, respectively, toward the purchase of machinery and equipment, furniture and fixtures and related expenditures for the New Facility. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures, and related expenditures for the New Facility are expected to be incurred in the first three quarters of fiscal 2017.
Note  5. Sales of Assets
Sale of Spice Assets
In order to focus on its core products, on December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice Company ("Harris"). Harris acquired substantially all of the Company’s personal property used exclusively in connection with the manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the "Spice Assets"), including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris following the closing. The Company recognized $0.2 million in earnout during the three months ended September 30, 2016, a portion of which is included in "Net gains from sale of Spice Assets" in the Company's consolidated statement of operations. The sale of the Spice Assets does not represent a strategic shift for the Company and is not expected to have a material impact on the Company's results

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

of operations because the Company will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to its DSD customers.

Sale of Torrance Facility
On July 15, 2016, the Company completed the previously-announced sale of the Torrance Facility, consisting of approximately 665,000 square feet of buildings located on approximately 20.33 acres of land, for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million.
Following the closing of the sale, the Company leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, subject to two one-month extensions at the Company’s option, at a base rent of $100,000 per month (see Note 19). If the Company is not able to vacate the property by the end of the second extended period, the month-to-month base rent will increase to $200,000. See Note 6.

Sale of Northern California Branch Property
On September 30, 2016, the Company completed the sale of its branch property in Northern California for a sale price of $2.2 million and leased it back through March 31, 2017, at a base rent of $10,000 per month. The Company recognized a gain on sale of the Northern California property as of September 30, 2016 in the amount of $2.0 million.

Note 6. Assets Held for Sale
The Company had designated its Torrance Facility and one of its branch properties in Northern California as assets held for sale and recorded the carrying values of these properties in the aggregate amount of $7.2 million in "Assets held for sale" on the Company's consolidated balance sheet at June 30, 2016.
On July 15, 2016, the Company sold the Torrance Facility and entered into a monthly leaseback pending the transition of its remaining Torrance operations to its other facilities (see Note 5). In accordance with ASC 840, “Leases,” due to the Company’s continuing involvement with the property, the Company accounted for the transaction as a financing transaction. Accordingly, the Company has deferred the gain on sale of the Torrance Facility and recorded the net sale proceeds of $42.5 million and accrued non- cash interest expense on the financing transaction of $0.3 million in "Sale-leaseback financing obligation" on the Company's consolidated balance sheet at September 30, 2016. The non-cash accrued interest will be included in the computation of the gain on sale of the Torrance Facility upon conclusion of the leaseback arrangement. The non-cash rent expense on the property representing the rent for the zero base rent period, recorded in "Other current liabilities" on the Company's balance sheet at September 30, 2016, will also be included in the computation of the gain on sale of the Torrance Facility upon conclusion of the leaseback arrangement. The net book value of the Torrance Facility in the amount of $7.1 million is included as "Assets held for sale" on the Company's consolidated balance sheet at September 30, 2016.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 7. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 1 to the consolidated financial statements in the 2016 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2016 and June 30, 2016:

(In thousands)	September 30, 2016	June 30, 2016
Derivative instruments designated as cash flow hedges:
Long coffee pounds	14,288	32,550
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,537	1,618
Less: Short coffee pounds	(375)	(188)
Total	15,450	33,980
Coffee-related derivative instruments designated as cash flow hedges outstanding as of September 30, 2016 will expire within 15 months.

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	September 30, 2016	June 30, 2016	September 30, 2016	June 30, 2016
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$3,565	$3,771	$123	$183
Long-term derivative assets(1):
Coffee-related derivative instruments	$343	$2,575	$—	$57
________________
(1) Included in "Other assets" on the Company's consolidated balance sheets.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in accumulated other comprehensive income “AOCI,” “Cost of goods sold” and “Other, net”:

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2016	2015
Net gains (losses) recognized in accumulated other comprehensive income (loss) (effective portion)	$726	$(4,640)	AOCI
Net losses recognized in earnings (effective portion)	$(466)	$(4,968)	Costs of goods sold
Net gains (losses) recognized in earnings (ineffective portion)	$13	$(356)	Other, net
For the three months ended September 30, 2016 and 2015, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2016	2015
Net losses on coffee-related derivative instruments	$(35)	$(727)
Net gains (losses) on investments	227	(147)
Net gains (losses) on derivative instruments and investments(1)	192	(874)
Other losses, net	(1)	(1)
Other, net	$191	$(875)
___________
(1) Excludes net losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2016 and 2015.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions[, as well as cash collateral on deposit with its counterparty] as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2016	Derivative Assets	$4,031	$—	$—	$4,031
June 30, 2016	Derivative Assets	$6,586	$—	$—	$6,586

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2016, $5.3 million of net gains on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2016. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values.
Note 8. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended September 30,
(In thousands)	2016	2015
Total gains (losses) recognized from trading securities held for investment	$227	$(147)
Less: Realized losses from sales of trading securities held for investment	(2)	(1)
Unrealized gains (losses) from trading securities held for investment	$229	$(146)

Note 9. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2016
Preferred stock(1)	$26,017	$23,114	$2,903	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$3,908	$—	$3,908	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$123	$—	$123	$—

	Total	Level 1	Level 2	Level 3
June 30, 2016
Preferred stock(1)	$25,591	$21,976	$3,615	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$6,346	$—	$6,346	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$240	$—	$240	$—
____________________

(1)	Included in “Short-term investments” on the Company's consolidated balance sheets.

(2)	The Company's coffee derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

During the three months ended September 30, 2016, there were no transfers of preferred stock from Level 1 to Level 2.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 10. Accounts and Notes Receivable, Net

	September 30, 2016	June 30, 2016
(In thousands)
Trade receivables	$43,738	$43,113
Other receivables(1)	4,396	1,965
Allowance for doubtful accounts	(1,220)	(714)
Accounts and notes receivable, net	$46,914	$44,364
__________
(1) At September 30, 2016 and June 30, 2016, respectively, the Company had recorded $0.7 million and $0.5 million, in "Other receivables" included in "Accounts and notes receivable, net" on its consolidated balance sheets representing earnout receivable from Harris.

Note 11. Inventories

(In thousands)	September 30, 2016	June 30, 2016
Coffee
Processed	$11,739	$12,362
Unprocessed	20,409	13,534
Total	$32,148	$25,896
Tea and culinary products
Processed	$14,493	$15,384
Unprocessed	52	377
Total	$14,545	$15,761
Coffee brewing equipment parts	$4,409	$4,721
Total inventories	$51,102	$46,378

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
Because the Company anticipates that its inventory levels at June 30, 2017 will decrease from June 30, 2016 levels, primarily from a reduction in spice products inventories, the Company recorded $0.8 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three months ended September 30, 2016, which increased net income for the three months ended September 30, 2016 by $0.8 million. No such expected beneficial effect of the liquidation of LIFO inventory quantities was recorded in the three months ended September 30, 2015. Interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

Note 12. Employee Benefit Plans
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). See Note 19.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2016	2015
(In thousands)
Service cost	$124	$97
Interest cost	1,397	1,546
Expected return on plan assets	(1,607)	(1,710)
Amortization of net loss(1)	508	370
Net periodic benefit cost	$422	$303
___________
(1) These amounts represent the estimated portion of the net loss remaining in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	Fiscal
	2017	2016
Discount rate	3.55%	4.40%
Expected long-term rate of return on plan assets	7.75%	7.50%

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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The total estimated withdrawal liability of $3.7 million and $3.8 million, respectively, is reflected in the Company's consolidated balance sheets at September 30, 2016 and June 30, 2016, with the short-term and long-term portions reflected in current and long-term liabilities, respectively.
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
The Company recorded matching contributions of $0.5 million and $0.4 million in operating expenses for the three months ended September 30, 2016 and 2015, respectively.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three months ended September 30, 2016 and 2015. Net periodic postretirement benefit cost for the three months ended September 30, 2016 was based on employee census information and asset information as of July 1, 2016.

	Three Months Ended September 30,
	2016	2015
(In thousands)
Service cost	$190	$347
Interest cost	207	299
Amortization of net gain	(157)	(49)
Amortization of net prior service credit	(439)	(439)
Net periodic postretirement benefit (credit) cost	$(199)	$158

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2017	2016
Retiree Medical Plan discount rate	3.73%	4.69%
Death Benefit discount rate	3.79%	4.74%

Note 13. Bank Loan
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

At September 30, 2016, the Company was eligible to borrow up to a total of $57.5 million under the Revolving Facility and had outstanding borrowings of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $45.4 million. At September 30, 2016, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 1.66% and the Company was in compliance with all of the restrictive covenants under the Revolving Facility.
Note 14. Share-based Compensation
Non-qualified stock options with time-based vesting (“NQOs”)
In the three months ended September 30, 2016, the Company granted no shares issuable upon the exercise of NQOs.
The following table summarizes NQO activity for the three months ended September 30, 2016:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	219,629	13.87	6.28	3.7	3,995
Granted	—	—	—	—	—
Exercised	(12,000)	6.96	3.44	—	318
Cancelled/Forfeited	(3,278)	14.60	6.02	—	—
Outstanding at September 30, 2016	204,351	14.26	6.45	3.5	4,350
Vested and exercisable, September 30, 2016	166,147	11.33	5.25	3.0	4,025
Vested and expected to vest, September 30, 2016	202,333	14.13	6.39	3.5	4,333
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $35.55 at September 30, 2016 and $32.06 at June 30, 2016, representing the last trading day of the fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. NQOs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of NQOs vested during the three months ended September 30, 2016 was $6,000. No NQOs vested during the three months ended September 30, 2015. The Company received $0.1 million and $0.3 million in proceeds from exercises of vested NQOs in the three months ended September 30, 2016 and 2015, respectively.
At September 30, 2016 and June 30, 2016, respectively, there was $0.3 million and $0.4 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at September 30, 2016 is expected to be recognized over the weighted average period of 1.9 years. Total compensation expense for NQOs was $42,000 and $34,000 in the three months ended September 30, 2016 and 2015, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the three months ended September 30, 2016, the Company granted no shares issuable upon the exercise of PNQs.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes PNQ activity for the three months ended September 30, 2016:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	288,599	25.83	10.82	5.7	1,798
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	—	—	—	—	—
Outstanding at September 30, 2016	288,599	25.83	10.82	5.5	2,805
Vested and exercisable, September 30, 2016	48,132	22.52	10.31	4.9	627
Vested and expected to vest, September 30, 2016	277,923	25.76	10.81	5.5	2,722

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $35.55 at September 30, 2016 and $32.06 at June 30, 2016 representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. PNQs outstanding that are expected to vest are net of estimated forfeitures.
No PNQs vested or were exercised during the three months ended September 30, 2016 and 2015.
As of September 30, 2016, the Company met the performance target for the first year of the fiscal 2014 and 2015 awards and expects that it will achieve the performance targets set forth in the PNQ agreements for the remainder of the fiscal 2014 and fiscal 2015 awards and the fiscal 2016 awards.
At September 30, 2016 and June 30, 2016, there was $1.7 million and $1.9 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at September 30, 2016 is expected to be recognized over the weighted average period of 1.3 years. Total compensation expense related to PNQs in the three months ended September 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively.
Restricted Stock
The Company granted no shares or restricted stock during the three months ended September 30, 2016.
The following table summarizes restricted stock activity for the three months ended September 30, 2016:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	23,792	26.00	1.8	763
Granted	—	—	—	—
Exercised/Released	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding at September 30, 2016	23,792	26.00	1.6	846
Expected to vest, September 30, 2016	22,485	25.92	1.6	799
The aggregate intrinsic value of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $35.55 at September 30, 2016 and $32.06 at June 30, 2016, representing the last trading day of the respective fiscal periods. Restricted stock that is expected to vest is net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

At September 30, 2016 and June 30, 2016, there was $0.4 million and $0.5 million of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2016 is expected to be recognized over the weighted average period of 1.8 years. Total compensation expense for restricted stock was $60,000 and $45,000 for the three months ended September 30, 2016 and 2015, respectively.

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

	September 30, 2016	June 30, 2016
(In thousands)
New Facility lease obligation(1)	$—	$28,110
Earnout payable—RLC acquisition(2)	100	100
Other long-term liabilities	$100	$28,210
___________
(1) Lease obligation associated with construction of the New Facility. The lease obligation was reversed upon termination of the Lease Agreement concurrent with the closing of the purchase option on September 15, 2016 (see Note 4).
(2) Earnout payable in connection with the Company's acquisition of substantially all of the assets of Rae' Launo Corporation completed on January 12, 2015.

Note 16. Income Taxes

The Company’ effective tax rates for the three months ended September 30, 2016 and September 30, 2015 were 39.9% and 7.6%, respectively. The effective tax rate for the three months ended September 30, 2016 is higher than the U.S.statutory rate of 35.0% primarily due to state income tax expense. The effective tax rate for the three months ended September 30, 2015 is lower than the U.S. statutory rate of 35.0% primarily due to a valuation allowance recorded against the income tax benefit for net operating losses generated during the period.
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In the fourth quarter of fiscal 2016, the Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making such assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future income projections. After consideration of positive and negative evidence, including the recent history of income, the Company concluded that it is more likely than not that the Company will generate future income sufficient to realize the majority of the Company’s deferred tax assets as of June 30, 2016. Accordingly, the Company recorded a reduction in its valuation allowance in fiscal 2016 in the amount of $83.2 million.
As of September 30, 2016 and June 30, 2016 the Company had no unrecognized tax benefits. During the quarter ended September 30, 2016, the Internal Revenue Service completed its examination of the Company’s tax years ended June 30, 2013 and 2014 and accepted the returns as filed for each of those years.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 17. Net Income (Loss) Per Common Share

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2016	2015
Net income (loss) attributable to common stockholders—basic	$1,615	$(1,071)
Net income (loss) attributable to nonvested restricted stockholders	3	(3)
Net income (loss)	$1,618	$(1,074)

Weighted average common shares outstanding—basic	16,562,984	16,269,368
Effect of dilutive securities:
Shares issuable under stock options	121,335	—
Weighted average common shares outstanding—diluted	16,684,319	16,269,368
Net income (loss) per common share—basic	$0.10	$(0.07)
Net income (loss) per common share—diluted	$0.10	$(0.07)

Note 18. Commitments and Contingencies
For a detailed discussion about the Company's commitments and contingencies, see Note 22, "Commitments and Contingencies" to the consolidated financial statements in the 2016 Form 10-K.
Contractual obligations for future fiscal periods are as follows:

	Contractual Obligations
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	New Facility Construction Contract (1)	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments (2)
Nine months ending June 30, 2017	$988	$3,052	$14,435	$6,056	$810	$200	$78,385
Year Ending June 30,
2018	$881	$3,620	$—	$8,304	$1,102	$—	$496
2019	$126	$2,817	$—	$8,554	$1,143	$—	$—
2020	$51	$1,360	$—	$8,844	$1,176	$—	$—
2021	$4	$441	$—	$9,074	$1,210	$—	$—
Thereafter	$—	$61	$—	$47,099	$6,246	$—	$—
		$11,351	$14,435	$87,931	$11,687	$200	$78,881
Total minimum lease payments	$2,050
Less: imputed interest (0.82% to 10.7%)	$(90)
Present value of future minimum lease payments	$1,960
Less: current portion	$1,261
Long-term capital lease obligations	$699
___________
(1) See Note 4.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

(2) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of September 30, 2016. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

Non-cancelable Purchase Orders
As of September 30, 2016, the Company had committed to purchase green coffee inventory totaling $65.0 million under fixed-price contracts, equipment for the New Facility totaling $1.2 million and other inventory totaling $12.7 million under non-cancelable purchase orders.

Note 19. Subsequent Events
Completion of Asset Acquisition
On October 11, 2016, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored iced teas and iced green teas, for an aggregate purchase price of $11.3 million, with $10.8 million paid in cash at closing and $0.5 million to be paid as earnout if certain sales levels are reached in the calendar years of 2017 or 2018.

Hourly Employees' Plan Freeze
Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees' Plan, a defined benefit pension plan for certain hourly employees covered under collective bargaining agreements. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze the participants in the plan are eligible to receive the Company's matching contributions to their 401(k).

Extension of Torrance Facility Lease
Subsequent to the quarter ended September 30, 2016, pursuant to the sale-leaseback agreement with the buyer of the Torrance Facility, the Company exercised its option to extend the Torrance Facility lease through December 31, 2016, at a base rent of $100,000 per month.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission (the "SEC") on September 14, 2016 (the "2016 10-K") and Part II, Item 1A of this report.  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of implementation of the Company’s Corporate Relocation Plan, completion of construction of the New Facility and the availability of capital resources to fund the construction costs and capital expenditures for the New Facility, the diversion of management time on the Corporate Relocation Plan and other transaction-related issues, the timing and success of the Company in realizing estimated savings from third party logistics and vendor managed inventory, the realization of the Company’s cost savings estimates, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future period.

Overview
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants and convenience store chains, hotels, casinos, hospitals, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee products. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible. Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, Direct Trade Verified Sustainable ("DTVS") and sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value-added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Portland, Oregon and Houston, Texas. Distribution takes place out of our Portland facility as well as three separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. On July 15, 2016 we completed the sale of certain property, including our former headquarters in Torrance,

California (the “Torrance Facility”) and leased it back. As of September 30, 2016, the Torrance Facility continued to house certain administrative functions and serve as a distribution facility and branch warehouse pending transition of the remaining Torrance operations to our other facilities. Upon completion, the New Facility will serve as a production facility and distribution center for our products.
Our products reach our customers primarily in two ways: through our nationwide DSD network of 450 delivery routes and 107 branch warehouses at September 30, 2016, or direct-shipped via common carriers or third-party distributors. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on 3PL service providers for our long-haul distribution. DSD sales are made “off-truck” to our customers at their places of business.
Corporate Relocation
In an effort to make the Company more competitive and better positioned to capitalize on growth opportunities, in fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility (the "New Facility") housing these operations currently under construction in Northlake, Texas (the “Corporate Relocation Plan”). Approximately 350 positions were impacted as a result of the Torrance Facility closure.
The significant milestones associated with our Corporate Relocation Plan are as follows:

Event	Date
Announced Corporate Relocation Plan	Q3 fiscal 2015
Transitioned coffee processing and packaging from Torrance production facility and consolidated them with Houston and Portland production facilities	Q4 fiscal 2015
Moved Houston distribution operations to Oklahoma City distribution center	Q4 fiscal 2015
Entered into the lease agreement and development management agreement for New Facility	Q1 fiscal 2016
Commenced construction of New Facility	Q1 fiscal 2016
Transitioned primary administrative offices from Torrance to temporary leased offices in Fort Worth, Texas	Q1-Q2 fiscal 2016
Sold Spice Assets to Harris	Q2 fiscal 2016
Principal design work completed on New Facility	Q3 fiscal 2016
Completed transition services to Harris and ceased spice processing and packaging at Torrance Facility	Q4 fiscal 2016
Entered into purchase and sale agreement to sell Torrance Facility	Q4 fiscal 2016
Exercised purchase option on New Facility	Q4 fiscal 2016
Closed sale of Torrance Facility	Q1 fiscal 2017
Closed purchase option for New Facility	Q1 fiscal 2017
Entered into amended building contract with The Haskell Company	Q1 fiscal 2017
Exit from Torrance Facility	Estimated Q2 fiscal 2017
Completion of construction and relocation to New Facility	Estimated Q3 fiscal 2017
See Liquidity, Capital Resources and Financial Condition below for further details of the impact of these activities on our financial condition and liquidity.
Recent Developments
On July 15, 2016, we completed the previously-announced sale of the Torrance Facility consisting of approximately 665,000 square feet of buildings located on approximately 20.33 acres of land, for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of Torrance Facility were $42.5 million. See Note 5, Sales of Assets—Sale of Torrance Facility, and Note 6, Assets Held for Sale, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

On September 9, 2016, we entered into an asset purchase agreement to acquire substantially all of the assets of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored iced teas and iced green teas, for an aggregate purchase price of $11.3 million, with $10.8 million to be paid in cash at closing and $0.5 million to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 and 2018. The transaction closed on October 11, 2016. We anticipate that the acquisition of China Mist will give us a greater presence in the high-growth premium tea industry. See Note 19, Subsequent Events—Completion of Asset Acquisition, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
On September 15, 2016 (the "Purchase Option Closing Date"), we closed the purchase option and acquired the land and the partially constructed New Facility located thereon for an aggregate purchase price of $42.5 million (the “Purchase Price”), consisting of the purchase option price of $42.0 million based on actual construction costs incurred for the partially constructed New Facility as of the Purchase Option Closing Date, plus amounts paid in respect of real estate commissions, title insurance, and recording fees. The Purchase Price was paid in cash from proceeds received from the sale of the Torrance Facility. See Note 4, New Facility, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
On September 17, 2016, we and The Haskell Company (“Builder”) entered into a Change Order, which, among other things, amended the building contract previously entered into between us and Builder to provide a guaranteed maximum price and the basis for the price and the scope of Builder’s services in connection with the construction of the New Facility (the "Amended Building Contract"). Pursuant to the Amended Building Contract, we will pay Builder up to $21.4 million for Builder’s services in connection with the pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment that will be installed in portions of the New Facility. See Note 4, New Facility, and Note 18, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report).
Results of Operations
Financial Highlights

•	Gross profit increased 1.2% to $51.2 million in the three months ended September 30, 2016 from $50.6 million in the three months ended September 30, 2015.

•	Gross margin increased to 39.2% in the three months ended September 30, 2016 from 37.9% in the three months ended September 30, 2015.

•	Income from operations was $2.5 million in the three months ended September 30, 2016 as compared to a loss from operations of $(0.6) million in the three months ended September 30, 2015.

•
Net income was $1.6 million, or $0.10 per diluted common share, in the three months ended September 30, 2016, compared to a net loss of $(1.1) million, or $(0.07) per common share, in the three months ended September 30, 2015.

Net Sales
Net sales in the three months ended September 30, 2016 decreased $3.0 million, or 2.2%, to $130.5 million from $133.4 million in the three months ended September 30, 2015 primarily due to a $(2.3) million decrease in net sales of spice products resulting from the sale of our institutional spice assets, partially offset by increases in net sales of tea, culinary and other beverages. Net sales in the three months ended September 30, 2016 included $(4.2) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $1.3 million in price increases to customers utilizing such arrangements in the three months ended September 30, 2015.

The change in net sales in the three months ended September 30, 2016 compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended September 30, 2016 vs. 2015
Effect of change in unit sales	$1.7
Effect of pricing and product mix changes	(4.7)
Total decrease in net sales	$(3.0)
Unit sales increased 7.4% in the three months ended September 30, 2016 as compared to the same period in fiscal 2015, but average unit price decreased by 8.9% resulting in a decrease in net sales of 2.2%. The increase in unit sales was primarily due to an 8.1% increase in unit sales of roast and ground coffee products, which accounted for approximately 62% of our total net sales, while the decrease in average unit price was primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity purchase costs to our customers. In the three months ended September 30, 2016, we processed and sold approximately 23.3 million pounds of green coffee as compared to 21.6 million pounds of green coffee processed and sold in the three months ended September 30, 2015. There were no new product category introductions in the three months ended September 30, 2016 or 2015 which had a material impact on our net sales.
The following table presents net sales aggregated by product category for the respective periods indicated:

	Three Months Ended September 30,
	2016		2015
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$81,342	62%	$82,029	62%
Coffee (Frozen Liquid)	7,911	6%	8,679	6%
Tea (Iced & Hot)	6,368	5%	6,231	5%
Culinary	13,810	11%	13,277	10%
Spice	6,389	5%	8,702	6%
Other beverages(1)	13,908	11%	13,657	10%
Net sales by product category	129,728	99%	132,575	99%
Fuel surcharge	760	1%	870	1%
Net sales	$130,488	100%	$133,445	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of Goods Sold
Cost of goods sold in the three months ended September 30, 2016 decreased $3.6 million, or 4.3%, to $79.3 million, or 60.8% of net sales, from $82.9 million, or 62.1% of net sales, in the three months ended September 30, 2015. The decrease in cost of goods sold as a percentage of net sales in the three months ended September 30, 2016 was primarily due to lower conversion costs from supply chain improvements and lower hedged cost of green coffee.
Because we anticipate that our inventory levels at June 30, 2017 will decrease from June 30, 2016 levels, primarily from a reduction in spice product inventories, we recorded $0.8 million in expected beneficial effect of the liquidation of LIFO inventory quantities, in cost of goods sold in the three months ended September 30, 2016 which increased net income in the three months ended September 30, 2016 by $0.8 million. In the three months ended September 30, 2015, we recorded no expected beneficial effect of LIFO inventory liquidation in cost of goods sold.

Gross Profit
Gross profit in the three months ended September 30, 2016 increased $0.6 million, or 1.2%, to $51.2 million from $50.6 million in the three months ended September 30, 2015 and gross margin increased to 39.2% in the three months ended September 30, 2016 from 37.9% in the three months ended September 30, 2015. The increase in gross profit was primarily due to lower conversion costs and lower hedged cost of green coffee partially offset by the decrease in net sales. Gross profit in the three months ended September 30, 2016 included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.8 million, primarily from a reduction in spice product inventories.
Operating Expenses
In the three months ended September 30, 2016, operating expenses decreased $(2.4) million, or (4.8)%, to $48.7 million or 37.3% of net sales, from $51.1 million, or 38.3% of net sales, in the three months ended September 30, 2015, primarily due to lower restructuring and other transition expenses associated with the Corporate Relocation Plan, an increase in net gains from sales of assets and earnout from the sale of Spice Assets, and lower general and administrative expenses, partially offset by an increase in selling expenses. Restructuring and other transition expenses decreased $(2.4) million in the three months ended September 30, 2016, as compared to the same period in the prior fiscal year because a majority of the planned expenses related to our Corporate Relocation Plan have already been recognized in prior periods. Net gains from sales of assets, primarily from real estate, were $1.5 million in the three months ended September 30, 2016 as compared to net gains from sales of assets, primarily vehicles, of $0.2 million in the three months ended September 30, 2015. During the three months ended September 30, 2016, we also recognized $0.2 million in earnout from the sale of Spice Assets. General and administrative expenses decreased $(0.5) million in the three months ended September 30, 2016 as compared to the same period in the prior fiscal year primarily due to lower accruals for incentive compensation to eligible employees, lower employee medical costs, lower expenses associated with the Company’s Employee Stock Ownership Plan (the “ESOP”)resulting from the payoff of one of the two ESOP loans, and the reversal of rent expense related to the New Facility under the Lease Agreement upon closing of the purchase option, partially offset by non-recurring proxy contest-related expenses, higher consulting expenses related to acquisition activity, and higher salaries and related expenses. During the three months ended September 30, 2016, we incurred $1.3 million in expenses stemming from the 2016 proxy contest including non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing cost of proxy solicitation materials and other costs. For information about the 2016 proxy contest, refer to Part II, Item 1A, Risk Factors, of this report. Selling expenses increased $2.0 million during the three months ended September 30, 2016 as compared to the same period in the prior fiscal year, primarily due to higher vehicle depreciation, bad debt expense, acquisition-related consulting expense and sales training expense, partially offset by lower expenses related to the institutional spice assets and savings from utilizing third-party logistics for our long haul distribution.
Income from Operations
Income from operations in the three months ended September 30, 2016 was $2.5 million as compared to loss from operations of $(0.6) million in the three months ended September 30, 2015 primarily due to higher gross profit, net gains from sales of assets including the earnout from the sale of Spice Assets, lower restructuring and other transition expenses associated with the Corporate Relocation Plan and lower general and administrative expenses, partially offset by higher selling expenses.
Total Other Income (Expense)
Total other income in the three months ended September 30, 2016 was $0.2 million compared to total other expense of $(0.6) million during the comparable period in the prior fiscal year, primarily due to net gains on derivative instruments and investments of $0.2 million, partially offset by higher interest expense, as compared to net losses on derivative instruments and investments of $(0.9) million in the three months ended September 30, 2015. The net gains and net losses on derivative instruments and investments in the three months ended September 30, 2016 and 2015, respectively, were primarily due to mark-to-market net gains and net losses on coffee-related derivative instruments not designated as accounting hedges. Net losses on such coffee-related derivative instruments in the three months ended September 30, 2016 were $(35,000) compared to $(0.7) million in the comparable period of the prior fiscal year. In the three months ended September 30, 2016 and 2015, respectively, we recognized $13,000 in net gains and $(0.4) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. Interest expense in the three months ended September 30, 2016 included $0.3 million in non-cash interest expense on the Torrance Facility sale-leaseback financing obligation which will be included in the computation of the gain on sale of theTorrance Facility upon conclusion of the leaseback arrangement.
Income Taxes
In the three months ended September 30, 2016, we recorded income tax expense of $1.1 million compared to income tax benefit of $0.1 million in the three months ended September 30, 2015.   In the fourth quarter of fiscal 2016, we released the majority of our valuation allowance against our deferred tax assets.  As of June 30, 2016, our net deferred tax assets totaled $80.8 million.  In the three months ended September 30, 2016 our deferred tax assets decreased by $1.5 million primarily as a result of applying net operating losses to offset current income tax payable.
The Internal Revenue Service completed its examination of our tax years ended June 30, 2013 and 2014 and accepted the returns as filed for those years.
Net Income
As a result of the foregoing factors, net income was $1.6 million, or $0.10 per diluted common share, in the three months ended September 30, 2016 as compared to a net loss of $(1.1) million, or $(0.07) per common share, in the three months ended September 30, 2015.

Non-GAAP Financial Measures
In addition to net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net income” is defined as net income (loss) excluding the impact of:

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets;

•	non-cash income tax benefit, including the release of valuation allowance on deferred tax assets;

•	non-recurring proxy contest-related expenses; and

•	non-cash interest expense accrued on the Torrance Facility sale-leaseback financing obligation;
and including the impact of:

•	income taxes on non-GAAP adjustments.
“Non-GAAP net income per diluted common share” is defined as Non-GAAP net income divided by the weighted-average number of common shares outstanding, inclusive of the dilutive effect of common equivalent shares outstanding during the period.
“Adjusted EBITDA” is defined as net income (loss) excluding the impact of:

•	income taxes;

•	interest expense;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	other similar non-cash expenses;

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets; and

•	non-recurring 2016 proxy contest-related expenses.
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
In the first quarter of fiscal 2017, we modified the calculation of Non-GAAP net income and Non-GAAP net income per diluted common share (i) to exclude non-recurring expenses for legal and other professional services incurred in connection with the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of stockholders ("2016 proxy contest-related expenses") and non-cash interest expense accrued on the Torrance Facility sale-leaseback financing obligation which will be included in the computation of the gain on sale upon conclusion of the leaseback arrangement, and (ii) to include income tax expense on the non-GAAP adjustments based on the Company’s marginal tax rate of 39.0%. There was no similar adjustment for non-cash income tax expense in the first quarter of fiscal 2016 due to the valuation allowance recorded against the Company’s deferred tax assets at September 30, 2015. We also modified Adjusted EBITDA and Adjusted EBITDA Margin to exclude 2016 proxy contest-related expenses. These modifications to our non-GAAP financial measures were made because such expenses are not reflective of our ongoing operating results and adjusting for them will help investors with comparability of our results. The historical presentation of the non-GAAP measures was not affected by these modifications.
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
Set forth below is a reconciliation of reported net income (loss) to Non-GAAP net income and reported net income (loss) per common share-diluted to Non-GAAP net income per diluted common share (unaudited):

	Three Months Ended September 30,
(In thousands)	2016	2015
Net income (loss), as reported	$1,618	$(1,074)
Restructuring and other transition expenses	3,030	5,450
Net gains from sale of Spice Assets	(158)	—
Net gains from sales of assets	(1,553)	(214)
Non-recurring proxy contest-related expenses	1,270	—
Interest expense on sale-leaseback financing obligation	310	—
Income tax expense on non-GAAP adjustments	(1,131)	—
Non-GAAP net income	$3,386	$4,162

Net income (loss) per common share—diluted, as reported	$0.10	$(0.07)
Impact of restructuring and other transition expenses	$0.18	$0.33
Impact of net gains from sale of Spice Assets	$(0.01)	$—
Impact of net gains from sales of assets	$(0.09)	$(0.01)
Impact of non-recurring proxy contest-related expenses	$0.08	$—
Impact of interest expense on sale-leaseback financing obligation	$0.02	$—
Impact of income tax expense on non-GAAP adjustments	$(0.07)	$—
Non-GAAP net income per diluted common share	$0.21	$0.25

Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2016	2015
Net income (loss), as reported	$1,618	$(1,074)
Income tax expense (benefit)	1,083	(88)
Interest expense	389	121
Depreciation and amortization expense	5,008	5,295
ESOP and share-based compensation expense	942	1,229
Restructuring and other transition expenses	3,030	5,450
Net gains from sale of Spice Assets	(158)	—
Net gains from sales of assets	(1,553)	(214)
Non-recurring proxy contest-related expenses	1,270	—
Adjusted EBITDA	$11,629	$10,719
Adjusted EBITDA Margin	8.9%	8.0%

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
At September 30, 2016, we were eligible to borrow up to a total of $57.5 million under the Revolving Facility and had outstanding borrowings of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $45.4 million. At September 30, 2016, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.66%. At September 30, 2016, we were in compliance with all of the restrictive covenants under the Revolving Facility.
At October 31, 2016, we had estimated outstanding borrowings of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $46.5 million. At October 31, 2016, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 1.65%.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. At September 30, 2016, we had $16.5 million in cash and cash equivalents and $26.0 million in short-term investments. We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including the expected capital expenditures associated with the Corporate Relocation Plan, additional construction costs to complete the New Facility and anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $3.8 million in the three months ended September 30, 2016 compared to $11.4 million in the three months ended September 30, 2015. The lower level of net cash provided by operating activities in the three months ended September 30, 2016 compared to the comparable period of the prior fiscal year was primarily due to a higher level of cash outflows from operating activities from payments of payroll expenses including accrued bonuses to eligible employees, increase in inventories and accounts receivable balances and purchase of trading securities held for investment, partially offset by cash inflows from decreases in derivative assets and increases in accounts payable balances. In the three months ended September 30, 2015, the higher level of net cash provided by operating activities was due to a higher level of cash inflows from increases in accounts payable balances including the expenses associated with the Corporate Relocation Plan, partially offset by cash outflows from increase in inventories, derivative assets, accounts receivable balances and accrued payroll expenses.
Net cash used in investing activities in the three months ended September 30, 2016 was $22.5 million as compared to $3.2 million in the three months ended September 30, 2015. In the three months ended September 30, 2016, net cash used in investing activities included $2.0 million in proceeds from sale of assets, primarily real estate, partially offset by $10.2 million in cash used for purchases of property, plant and equipment and $14.4 million in purchases of construction-in-progress assets in connection with the construction of the New Facility. In the three months ended September 30, 2015, net cash used in investing activities included $3.8 million for purchases of property, plant and equipment, partially offset by proceeds from sales of assets, primarily vehicles, of $0.5 million.
Net cash provided by financing activities in the three months ended September 30, 2016 was $14.1 million as compared to net cash used in financing activities of $0.6 million in the three months ended September 30, 2015. Net cash provided by financing activities in the three months ended September 30, 2016 included $42.5 million in proceeds from sale-leaseback financing associated with the sale of the Torrance Facility, $7.7 million in proceeds from lease financing in connection with the purchase of the partially constructed New Facility, $0.1 million in borrowings under our Revolving Facility and $0.1 million in proceeds from stock option exercises, partially offset by $35.8 million in repayments on lease financing to acquire the partially constructed New Facility upon purchase option closing, and $0.4 million used to pay capital lease obligations. Net cash used in financing activities in the three months ended September 30, 2015 included $28,000 used for repayments on our Revolving Facility, $0.9 million to pay capital lease obligations and $8,000 in deferred financing costs for the Revolving Facility, partially offset by $0.3 million in proceeds from stock option exercises.
Sale of Spice Assets
In order to focus on our core product offerings, in the second quarter of fiscal 2016, we completed the sale of certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products to Harris. See Note 5, Sales of Assets—Sale of Spice Assets, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
Sale of Torrance Facility
On July 15, 2016, we completed the previously announced sale of the Torrance Facility for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million. Following the closing of the sale, we leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, subject to two one-month extensions at our option at a base rent of $100,000 per month. If we are not able to vacate the property by the end of the second extended period, the month-to-month base rent will increase to $200,000. As of September 30, 2016, the Torrance Facility continued to house certain administrative functions and serve as a distribution facility and branch warehouse pending transition of the remaining Torrance operations to our other facilities. See Note 5, Sale of Assets—Sale of Torrance Facility and Note 6, Assets Held for Sale, of the Notes to Consolidated Financial Statements included in Part I, Item 1of this report.
Torrance Facility Exit Costs
Based on current assumptions and subject to continued implementation of the Corporate Relocation Plan, we estimate that we will incur approximately $31 million in cash costs in connection with the exit of the Torrance Facility consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since adoption of the Corporate Relocation Plan in fiscal 2015 through September 30, 2016, we have recognized a total of $28.0 million of the estimated $31 million in aggregate cash costs, including $16.6 million in employee retention and separation benefits, $4.5 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of our Torrance operations and certain distribution operations and $6.8 million in other related costs recorded in “Restructuring and other transition expenses” in our consolidated statements of operations. The remainder is expected to be recognized in the second and third quarters of fiscal 2017. Additionally, we recognized from inception through fiscal 2016 $2.0 million in non-cash depreciation expense associated with the Torrance production facility. We may incur certain other pension-related costs in connection with the Corporate Relocation Plan. See Note 3, Corporate Relocation Plan, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
Purchase Option Exercise
On September 15, 2016, we closed the purchase option and acquired the land and the partially constructed New Facility located thereon for an aggregate purchase price of $42.5 million, consisting of the purchase option price of $42.0 million based on actual construction costs incurred for the partially constructed New Facility as of the Purchase Option Closing Date, plus the option exercise fee, plus amounts paid in respect of real estate commissions, title insurance, and recording fees. The Purchase Price was paid in cash from proceeds received from the sale of the Torrance Facility. Upon closing of the purchase option, we recorded the aggregate purchase price of the New Facility in "Property, plant and equipment, net" on our consolidated balance sheet. The asset related to the New Facility lease obligation included in "Property, plant and equipment, net," the offsetting liability for the lease obligation included in "Other long-term liabilities" and the rent expense related to the land were reversed. See Note 4, New Facility—Lease Agreement and Purchase Option Exercise, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
New Facility Costs
On September 17, 2016, we entered into the Amended Building Contract pursuant to which we will pay Builder up to a maximum of $21.4 million for Builder’s pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment that will be installed in portions of the New Facility. See Note 4, New Facility—New Facility Construction Contract, and Note 18, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
Based on the final budget, we estimate that the total construction costs including the cost of land for the New Facility will be approximately $55 million to $60 million; of which we have spent $42.5 million as of September 30, 2016. In addition to the costs to complete the construction of the New Facility, we expect to incur approximately $35 million to $39 million in anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures. As of September 30, 2016, we have spent $12.7 million towards the purchase of machinery and equipment, furniture and fixtures, and related expenditures for the New Facility. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures and related expenditures for the New Facility are expected to be incurred in the first three quarters of fiscal 2017. Construction of and relocation to the New Facility are expected to be completed in the third quarter of fiscal 2017. See Note 4, New Facility, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

The following table summarizes the expenditures incurred for the New Facility as of September 30, 2016 as compared to the final budget:

	Expenditures incurred			Budget
(In thousands)	Three Months Ended September 30, 2016	Through Fiscal Year Ended June 30, 2016	Total	Lower bound	Upper bound
Building and facilities, including land	$14,429	$28,110	$42,539	$55,000	$60,000
Machinery and equipment; furniture and fixtures	6,886	5,853	12,739	35,000	39,000
Total	$21,315	$33,963	$55,278	$90,000	$99,000
Capital Expenditures
For the three months ended September 30, 2016 and 2015, our capital expenditures were as follows:

	Three Months Ended September 30,
(In thousands)	2016	2015
Coffee brewing equipment	$3,157	$1,603
Building and facilities	—	883
Vehicles, machinery and equipment	49	795
Software, office furniture and equipment	29	500
Total Capital Expenditures Excluding New Facility	$3,235	$3,781
New Facility:
Building and facilities, including land	$14,429	$—
Vehicles, machinery and equipment	4,910	—
Software, office furniture and equipment	1,976	—
Total capital expenditures	$24,550	$3,781
Our expected capital expenditures for fiscal 2017 unrelated to the New Facility include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware, and are expected to be consistent with the average capital expenditures for the past three fiscal years.
Working Capital
At September 30, 2016 and June 30, 2016, our working capital was composed of the following:

	September 30, 2016	June 30, 2016
(In thousands)
Current assets	$155,770	$153,365
Current liabilities(1)	103,604	56,837
Working capital	$52,166	$96,528
__________
(1) Includes, as of September 30, 2016, $42.8 million in sale-leaseback financing obligation.

Contractual Obligations
The following table contains information regarding total contractual obligations as of September 30, 2016, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$11,351	$3,052	$6,437	$1,801	$61
Building construction contract(1)	14,800	14,800	—	—	—
Capital lease obligations(2)	2,050	988	1,007	55	—
Pension plan obligations	87,931	6,056	16,858	17,918	47,099
Postretirement benefits other than pension plans	11,687	810	2,245	2,386	6,246
Revolving credit facility	200	200	—	—	—
Purchase commitments(3)	78,881	78,385	496	—	—
Total contractual obligations	$206,900	$104,291	$27,043	$22,160	$53,406
 ______________
(1) See Note 4, New Facility, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
(2) Includes imputed interest of $0.1 million.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of September 30, 2016. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

As of September 30, 2016, we had committed to purchase green coffee inventory totaling $65.0 million under fixed-price contracts, $1.2 million in equipment for the New Facility and $12.7 million in other inventory under non-cancelable purchase orders.
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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at September 30, 2016. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At September 30, 2016, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at September 30, 2016	Change in Market Value
Interest Rate Changes
–150 basis points	$27,064	$1,047
–100 basis points	$26,843	$826
Unchanged	$26,017	$—
+100 basis points	$25,022	$(995)
+150 basis points	$24,540	$(1,477)
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At September 30, 2016, we had outstanding borrowings of $0.2 million, utilized $11.9 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $45.4 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at September 30, 2016 was 1.66%.
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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended September 30, 2016 and 2015, we reclassified $(0.5) million and $(5.0) million in losses on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three months ended September 30, 2016 and 2015, we recognized in “Other, net” $13,000 in net gains and $(0.4) million in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
For the three months ended September 30, 2016 and 2015, we recorded in “Other, net” net losses on coffee-related derivative instruments not designated as accounting hedges in the amounts of $(35,000) and $(0.7) million, respectively.

The following table summarizes the potential impact as of September 30, 2016 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$110	$(110)	$2,256	$(2,256)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2016. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors
Our business could be negatively affected as a result of actions of Carol Farmer Waite, which actions could adversely impact the trading value of the Company’s common stock.

Carol Farmer Waite, together with those individuals who have filed a Schedule 13D with Ms. Waite (the “Waite Group”), have notified the Company that they intend to nominate a slate of three nominees for election as directors in opposition to the nominees recommended by the Company’s Board of Directors at the 2016 Annual Meeting of Stockholders (the “Annual Meeting”). The Waite Group has filed a definitive proxy statement with the SEC in connection with its solicitation of proxies from our stockholders to vote at the Annual Meeting. As of the record date for the Annual Meeting, the Waite Group owned collectively 4,184,618 shares of our common stock representing approximately 24.9% of our outstanding common stock, including 2,477,728 shares held in trusts for which one or more co-trustees are not participants in the Waite Group solicitation. Responding to actions by stockholders like the Waite Group can be costly and time-consuming, disruptive to operations and divert the attention of management and employees. Specifically, a proxy contest for the slate of three directors at the Annual Meeting will require us to incur significant proxy solicitation expenses and legal and other advisory expenses and require significant time and attention by management and our Board of Directors. In proxy contests, the range of potential outcomes may include a negotiated settlement prior to the vote of stockholders. The outcomes from any such negotiated settlement prior to the stockholder vote can involve a range of alternatives, both monetary and non-monetary, and an assessment of the potential impact from any such settlement is not determinable at this time. The Waite Group has disclosed in its definitive proxy statement that it intends to seek reimbursement from the Company of all expenses it incurs in connection with its solicitation. As a result, if the Waite Group is successful, we may also bear the costs of the Waite Group’s proxy solicitation expenses. In addition, the election of the Waite Group’s three nominees, combined with Farmer family representatives already on the Board (as well as the potential resignation of one current board member if the Waite Group nominees are elected), would effectively change control of the Company’s Board of Directors. The result of such a change of control of the Board of Directors could potentially result in the replacement of senior management as well as changes concerning, among other things, our operations, strategy, capital allocation, business or other matters. We cannot predict, and no assurances can be given, as to the outcome or timing of any matters relating to the foregoing.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/Michael H. Keown
Michael H. Keown President and Chief Executive Officer (chief executive officer)
November 9, 2016

By:	/s/Isaac N. Johnston, Jr.
Isaac N. Johnston, Jr. Treasurer and Chief Financial Officer (principal financial and accounting officer)
November 9, 2016

EXHIBIT INDEX

2.1
Asset Purchase Agreement, dated as of November 16, 2015, by and between Farmer Bros. Co. and Harris Spice Company Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2015 and incorporated herein by reference).*

2.2
Purchase Agreement, dated as of September 9, 2016, among Tea Leaf Acquisition Corp., China Mist Brands, Inc., certain stockholders of China Mist Brands, Inc., for certain limited purposes, Daniel W. Schweiker and John S. Martinson, and Daniel W. Schweiker, in his capacity as the sellers’ representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2016 and incorporated herein by reference).*

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

10.3
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).**

10.4
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.5
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).**

10.6
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.7
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.8
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.9
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 7, 2012 and incorporated herein by reference).*

10.10
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.11
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.12
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

10.13
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

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

10.16
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012 and incorporated herein by reference).**

10.17
Employment Agreement, dated as of April 1, 2013, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.18
Amendment No. 1 to Employment Agreement, dated as of January 1, 2014, by and between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2014 and incorporated herein by reference).**

10.19
Amendment No. 2 to Employment Agreement, dated as of November 23, 2015, between Farmer Bros. Co. and Mark J. Nelson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2015 and incorporated herein by reference).**

10.20
Employment Agreement, dated as of December 2, 2014, by and between Farmer Bros. Co. and Barry C. Fischetto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).**

10.21
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).**

10.22
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.23
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).**

10.24
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.25
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.26
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.27
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.28
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.29
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.30
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.31
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.32
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.33
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.34
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

10.36	Termination of Lease Agreement, dated as of September 15, 2016, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed herewith).

10.37
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.38
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

10.40
AIA Document A141 - 2014, Standard Form of Agreement Between Owner and Design-Builder, dated as of September 22, 2015, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016 and incorporated herein by reference).

10.41
Change Order No. 12, dated as of September 17, 2016, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016 and incorporated herein by reference).

10.42
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 11, 2016, by and between Farmer Bros. Co. as Seller, and Bridge Acquisition, LLC as Buyer (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.43
First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of June 1, 2016, by and between Farmer Bros. Co. and Bridge Acquisition, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2016, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.