Form 10-Q
period 2016-12-31
FARMER BROTHERS CO
filed 2017-02-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-34249
FARMER BROS. CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-0725980
(State of Incorporation)	(I.R.S. Employer Identification No.)

1912 Farmer Brothers Drive, Northlake, Texas 76262
(Address of Principal Executive Offices; Zip Code)

888-998-2468
(Registrant’s Telephone Number, Including Area Code)

13601 North Freeway, Suite 200, Fort Worth, Texas 76177
(Former Address, if Changed Since Last Report
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
YES ☐ NO  ☒
As of February 8, 2017, the registrant had 16,823,226 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,443	$21,095
Short-term investments	26,190	25,591
Accounts and notes receivable, net	50,277	44,364
Inventories	56,559	46,378
Income tax receivable	274	247
Short-term derivative assets	—	3,954
Prepaid expenses	4,457	4,557
Assets held for sale	—	7,179
Total current assets	146,200	153,365
Property, plant and equipment, net	165,110	118,416
Goodwill	2,143	272
Intangible assets, net	14,696	6,219
Other assets	7,390	9,933
Deferred income taxes	67,147	80,786
Total assets	$402,686	$368,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	53,446	23,919
Accrued payroll expenses	17,559	24,540
Short-term borrowings under revolving credit facility	18,532	109
Short-term obligations under capital leases	1,214	1,323
Short-term derivative liabilities	437	—
Other current liabilities	7,348	6,946
Total current liabilities	98,536	56,837
Accrued pension liabilities	67,408	68,047
Accrued postretirement benefits	20,361	20,808
Accrued workers’ compensation liabilities	10,248	11,459
Other long-term liabilities-capital leases	449	1,036
Other long-term liabilities	100	28,210
Total liabilities	$197,102	$186,397
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,826,377 and 16,781,561 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	16,826	16,782
Additional paid-in capital	39,406	39,096
Retained earnings	218,476	196,782
Unearned ESOP shares	(4,289)	(6,434)
Accumulated other comprehensive loss	(64,835)	(63,632)
Total stockholders’ equity	$205,584	$182,594
Total liabilities and stockholders’ equity	$402,686	$368,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales	$139,025	$142,307	$269,513	$275,752
Cost of goods sold	83,929	89,399	163,219	172,265
Gross profit	55,096	52,908	106,294	103,487
Selling expenses	39,097	37,853	77,535	74,294
General and administrative expenses	13,793	9,509	22,729	18,974
Restructuring and other transition expenses	3,965	5,236	6,995	10,686
Net gain from sale of Torrance Facility	(37,449)	—	(37,449)	—
Net gains from sale of Spice Assets	(334)	(5,106)	(492)	(5,106)
Net losses (gains) from sales of other assets	114	55	(1,439)	(159)
Operating expenses	19,186	47,547	67,879	98,689
Income from operations	35,910	5,361	38,415	4,798
Other (expense) income:
Dividend income	270	259	535	552
Interest income	159	116	288	220
Interest expense	(524)	(109)	(913)	(230)
Other, net	(2,323)	297	(2,132)	(578)
Total other (expense) income	(2,418)	563	(2,222)	(36)
Income before taxes	33,492	5,924	36,193	4,762
Income tax expense	13,416	363	14,499	275
Net income	$20,076	$5,561	$21,694	$4,487
Net income per common share—basic	$1.21	$0.34	$1.31	$0.28
Net income per common share—diluted	$1.20	$0.34	$1.30	$0.27
Weighted average common shares outstanding—basic	16,584,106	16,313,312	16,573,545	16,291,324
Weighted average common shares outstanding—diluted	16,707,003	16,452,499	16,695,687	16,426,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$20,076	$5,561	$21,694	$4,487
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges	(1,800)	310	(1,356)	(4,330)
(Losses) gains on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	(132)	3,859	153	8,827
Total comprehensive income, net of tax	$18,144	$9,730	$20,491	$8,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$21,694	$4,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,086	10,487
(Recovery of) provision for doubtful accounts	(44)	217
Interest on sale-leaseback financing obligation	681	—
Restructuring and other transition expenses, net of payments	1,082	3,617
Deferred income taxes	13,640	72
Net gain from sale of Torrance Facility	(37,449)	—
Net gains from sales of Spice Assets and other assets	(1,931)	(5,265)
ESOP and share-based compensation expense	2,094	2,651
Net losses on derivative instruments and investments	2,583	9,426
Change in operating assets and liabilities:
Restricted cash	—	1,002
Purchases of trading securities held for investment	(2,959)	(4,050)
Proceeds from sales of trading securities held for investment	1,268	3,497
Accounts and notes receivable	(4,545)	(5,646)
Inventories	(10,071)	(2,763)
Income tax receivable	(27)	(75)
Derivative assets (liabilities), net	4,329	(8,822)
Prepaid expenses and other assets	33	518
Accounts payable	18,356	(1,048)
Accrued payroll expenses and other current liabilities	(5,210)	(4,076)
Accrued postretirement benefits	(447)	(197)
Other long-term liabilities	(1,849)	(72)
Net cash provided by operating activities	$11,314	$3,960
Cash flows from investing activities:
Acquisition of business, net of cash acquired	$(11,183)	$—
Purchases of property, plant and equipment	(26,864)	(11,383)
Purchases of construction-in-progress assets for New Facility	(21,783)	(5,738)
Proceeds from sales of property, plant and equipment	3,332	5,826
Net cash used in investing activities	$(56,498)	$(11,295)
(continued on next page)

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2016	2015
Cash flows from financing activities:
Proceeds from revolving credit facility	$34,323	$193
Repayments on revolving credit facility	(15,900)	(87)
Proceeds from sale-leaseback financing obligation	42,455	—
Proceeds from New Facility lease financing	7,662	5,738
Repayments of New Facility lease financing	(35,772)	—
Payments of capital lease obligations	(641)	(1,723)
Payment of financing costs	—	(8)
Proceeds from stock option exercises	405	1,267
Tax withholding payment - net share settlement of equity awards	—	(159)
Net cash provided by financing activities	$32,532	$5,221
Net decrease in cash and cash equivalents	$(12,652)	$(2,114)
Cash and cash equivalents at beginning of period	21,095	15,160
Cash and cash equivalents at end of period	$8,443	$13,046

Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital leases	$—	$9
Net change in derivative assets and liabilities included in other comprehensive income, net of tax	$(1,203)	$4,497
Construction-in-progress assets under New Facility lease	$—	$2,321
New Facility lease obligation	$—	$2,321
Non-cash additions to property, plant and equipment	$11,253	$644
Non-cash portion of earnout receivable recognized-Spice Assets sale	$492	$—
Non-cash portion of earnout payable recognized-China Mist acquisition	$500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, hospitals, and gourmet coffee houses, as well as grocery chains with private brand coffee and consumer-facing branded coffee and tea products. The Company’s product categories consist of roast and ground coffee; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. The Company was founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
The Company operates production facilities in Portland, Oregon, Houston, Texas and Scottsdale, Arizona. Distribution takes place out of the Portland facility, Scottsdale facility and the Company's new facility in Northlake, Texas (the "New Facility") as well as separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. On July 15, 2016, the Company completed the sale of certain property, including the Company’s former headquarters in Torrance, California (the “Torrance Facility”) and leased it back. The Company vacated the Torrance Facility after transitioning the Company’s remaining Torrance operations to its other facilities and concluded the leaseback arrangement as of December 31, 2016.
The Company’s products reach its customers primarily in two ways: through the Company’s nationwide direct-store-delivery, or DSD, network of 450 delivery routes and 107 branch warehouses as of December 31, 2016, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are made “off-truck” by the Company to its customers at their places of business.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete condensed consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. Events occurring subsequent to December 31, 2016 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2016.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2016 (the "2016 Form 10-K").
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, a California corporation, Coffee Bean Holding Co., Inc., a Delaware corporation, the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), CBI and China Mist Brands, Inc., a Delaware corporation. All inter-company balances and transactions have been eliminated.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from those estimates.

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company's significant accounting policies, see Note 1, "Summary of Significant Accounting Policies" to the consolidated financial statements in the 2016 Form 10-K.
During the three months ended December 31, 2016, other than the following, there were no significant updates made to the Company's significant accounting policies.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. If such an adjustment is required, the Company will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. Transaction costs, including legal and accounting expenses, are expensed as incurred and are included in general and administrative expenses in the Company's condensed consolidated statements of operations. Contingent consideration, such as earnout, is deferred as a short-term or long-term liability based on an estimate of the timing of the future payment. The results of operations of businesses acquired are included in the Company's condensed consolidated financial statements from their dates of acquisition. See Note 3.
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
Testing for impairment of goodwill is a two-step process. The first step requires the Company to compare the fair value of its reporting units to the carrying value of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and the Company then completes step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. There were no intangible asset or goodwill impairment charges recorded in the six months ended December 31, 2016 or 2015.
Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including acquired recipes, non-compete agreements, customer relationships, trade names and trademarks. These are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no other intangible asset impairment charges recorded in the six months ended December 31, 2016 or 2015.
Leases
Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of a capital lease. Capital lease obligations are amortized over the life of the lease.
For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. A portion of the lease arrangement is allocated to the land for which the Company accrues rent expense during the construction period. The amount of rent expense to be accrued is determined using the fair value of the leased land at construction commencement and the Company’s incremental borrowing rate, and recognized on a straight-line basis. Upon exercise of the purchase option on a build-to-suit lease, the Company records an asset equal to the value of the option price that includes the value of the land and reverses the rent expense and the asset and liability established to record the construction costs incurred through the date of option exercise. See Note 5.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the three months ended December 31, 2016 and 2015 were $5.8 million and $6.9 million, respectively. Coffee brewing equipment costs included in cost of goods sold in the six months ended December 31, 2016 and 2015 were $12.3 million and $13.4 million, respectively.
The Company capitalizes coffee brewing equipment and depreciates it over an estimated three or five year period, depending on the assessment of the useful life and reports the depreciation expense in cost of goods sold. Such depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended December 31, 2016 and 2015 was $2.1 million and $2.6 million, respectively, and $4.5 million and $5.1 million, respectively, in the six months ended December 31, 2016 and 2015. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $5.9 million and $3.9 million in the six months ended December 31, 2016 and 2015, respectively.
Net Income Per Common Share
Computation of net income per share ("EPS") for the three months ended December 31, 2016 and 2015 includes the dilutive effect of 122,897 and 139,187 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period, but excludes the dilutive effect of 29,032 and 13,887 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company's common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive.
Computation of EPS for the six months ended December 31, 2016 and 2015 includes the dilutive effect of 122,142 and 135,513 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company’s

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

common stock on the last trading day of the applicable period, but excludes 24,804 and 21,723 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive. See Note 19.
Shipping and Handling Costs
Shipping and handling costs incurred through outside carriers are recorded as a component of the Company's selling expenses and were $6.4 million and $3.4 million, respectively, in the three months ended December 31, 2016 and 2015, and $11.2 million and $5.6 million, respectively, in the six months ended December 31, 2016 and 2015. With the Company’s move to 3PL for its long-haul distribution in the third quarter of fiscal 2016, payroll, benefits, vehicle costs and other costs associated with the Company’s internal operation of its long-haul distribution previously included elsewhere in selling expenses are now represented in outsourced shipping and handling costs in the three and six months ended December 31, 2016.  The amount recorded in shipping and handling costs in the three and six months ended December 31, 2016 was less than the comparable aggregate operating costs associated with internally managing the Company’s long-haul distribution in the three and six months ended December 31, 2015.

Recently Adopted Accounting Standards
In December 2016, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2016-19, "Technical Corrections and Improvements" ("ASU 2016-19"). The amendments cover a wide range of topics in the FASB Accounting Standards Codification. The amendments represent changes to make corrections or improvements to the Accounting Standards Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2016-19 is effective for the Company immediately. Adoption of ASU 2016-19 did not have a material effect on the results of operations, financial position or cash flows of the Company.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

1, 2016. Adoption of ASU 2015-07 did not have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230):Restricted Cash" ("ASU 2016-18"). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning July 1, 2018. Adoption of ASU 2016-18 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will have a significant impact on the Company's financial position resulting from the increase in assets and liabilities.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under ASU 2016-01, entities will no longer be able to recognize unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance to classify equity securities with readily determinable fair values into different categories (that is trading or available for sale) is no longer required. ASU 2016-01 eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 is effective for the Company beginning July 1, 2018. Adoption of ASU 2016-01 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

when it becomes effective. On July 9, 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. ASU 2014-09 is effective for the Company beginning July 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 along with the related amendments and interpretations issued under ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on its results of operations, financial position and cash flows.

Note 3. Acquisition
On October 11, 2016, the Company, through a wholly owned subsidiary, completed the acquisition of substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored iced teas and iced green teas. The acquisition of China Mist is expected to extend the Company's tea product offerings and give the Company a greater presence in the high-growth premium tea industry. As part of the transaction, the Company assumed the lease on China Mist’s existing production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. The aggregate purchase price of $11.7 million, included $11.2 million in cash paid at closing and $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. In the three and six months ended December 31, 2016, the Company incurred $0.2 million in transaction costs related to the China Mist acquisition, consisting primarily of legal and accounting expenses, which are included in general and administrative expenses in the Company's condensed consolidated statements of operations. The Company recorded the contingent consideration of $0.5 million in earnout in other current liabilities on the Company's consolidated balance sheet at December 31, 2016. The earnout is estimated to be paid within the next twelve months.
The financial effect of this acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not material to the Company's condensed consolidated results of operations.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocation is preliminary as the Company is in the process of finalizing the valuation.
The following table summarizes the preliminary allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)
Intangible assets:
Recipes	$930	7
Non-compete agreement	100	5
Customer relationships	450	10
Trade name/Trademark—finite-lived	7,100	10
Goodwill	1,871
Current assets net of current liabilities assumed	1,232
Total consideration, net of cash acquired	$11,683
In connection with this acquisition, the Company recorded goodwill of $1.9 million, which is deductible for tax purposes. The Company also recorded $8.6 million in finite-lived intangible assets that included recipes, a non-compete agreement, customer relationships and a trade name/trademark. The weighted average amortization period for the finite-lived intangible assets is 9.6 years.
The determination of the fair value of intangible assets acquired was primarily based on significant inputs not observable in an active market and thus represent Level 3 fair value measurements as defined under GAAP.
The fair value assigned to the recipes was determined utilizing the replacement cost method, which captures the direct cost of the development effort plus lost profits over the time to re-create the recipes.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The fair value assigned to the non-compete agreement was determined utilizing the with and without method. Under the with and without method, the fair value of the intangible asset is estimated based on the difference in projected earnings with the agreement in place versus projected earnings based on starting with no agreement in place. Revenue and earnings projections were significant inputs into estimating the value of China Mist's non-compete agreement.
The fair value assigned to the customer relationships was determined based on management's estimate of the retention rate and utilizing certain benchmarks. Revenue and earnings projections were also significant inputs into estimating the value of customer relationships.
The fair value assigned to the trade name/trademark was determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and this method utilizes revenue and cost projections including an assumed contributory asset charge.

Note 4. Corporate Relocation Plan
On February 5, 2015, the Company announced a plan (the “Corporate Relocation Plan”) to close the Torrance Facility and relocate its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to the New Facility housing these operations in Northlake, Texas. Approximately 350 positions were impacted as a result of the Torrance Facility closure. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
The Company estimates that it will incur approximately $31 million in cash costs in connection with the exit of the Torrance Facility consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Expenses related to the Corporate Relocation Plan in the six months ended December 31, 2016 consisted of $0.7 million in employee retention and separation benefits, $5.3 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters and the relocation of certain distribution operations and $1.0 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs also included $2.5 million in non-cash charges, including $1.1 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the six months ended December 31, 2016:

(In thousands)	Balances, June 30, 2016	Additions	Payments	Non-Cash Settled	Adjustments	Balances, December 31, 2016
Employee-related costs(1)	$2,342	$732	$2,103	$—	$—	$971
Facility-related costs(2)	—	5,288	2,835	2,453	—	—
Other(3)	200	975	1,175	—	—	—
Total(2)	$2,542	$6,995	$6,113	$2,453	$—	$971
Current portion	$2,542					$971
Non-current portion	$—					$—
Total	$2,542					$971
_______________
(1) Included in “Accrued payroll expenses” on the Company's condensed consolidated balance sheets.
(2) Non-cash settled facility-related costs represent (a) depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and included in "Property, plant and equipment, net" on the Company's condensed consolidated balance sheets and (b) non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
(3) Included in “Accounts payable” on the Company's condensed consolidated balance sheets.
Since the adoption of the Corporate Relocation Plan through December 31, 2016, the Company has recognized a total of $30.3 million of the estimated $31 million in aggregate cash costs including $17.0 million in employee retention and separation benefits, $6.2 million in facility-related costs related to the temporary office space, costs associated with the

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

move of the Company's headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.1 million in other related costs. The remainder is expected to be recognized in the third quarter of fiscal 2017. The Company also recognized from inception through December 31, 2016 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan from the time of adoption of the Corporate Relocation Plan through the six months ended December 31, 2016:

(In thousands)	Balances, June 30, 2014	Additions	Payments	Non-Cash Settled	Adjustments	Balances, December 31, 2016
Employee-related costs(1)	$—	$16,975	$16,004	$—	$—	$971
Facility-related costs(2)	—	9,880	6,171	3,709	—	—
Other	—	7,105	7,105	—	—	—
Total(2)	$—	$33,960	$29,280	$3,709	$—	$971
_______________
(1) Included in “Accrued payroll expenses” on the Company's condensed consolidated balance sheets.
(2) Non-cash settled facility-related costs represent (a) depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and included in "Property, plant and equipment, net" on the Company's condensed consolidated balance sheets and (b) non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.

Note 5. New Facility
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
Development Management Agreement
In conjunction with the Lease Agreement, the Company also entered into a Development Management Agreement with an affiliate of Stream Realty Partners (the "DMA") to manage, coordinate, represent, assist and advise the Company on matters from the pre-development through construction of the New Facility. Pursuant to the DMA, the Company will pay the developer a development fee, an oversight fee and a development services fee the amounts of which are included in the construction costs incurred-to-date. An incentive fee, the amount of which will be determined by the developer and the Company, will also be payable if final completion occurs prior to the scheduled completion date.
Amended Building Contract
On September 17, 2016, the Company and The Haskell Company (“Builder”) entered into a Change Order, which, among other things, amended the building contract previously entered into between the Company and Builder to provide a

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

guaranteed maximum price and the basis for the price and the scope of Builder’s services in connection with the construction of the New Facility (the "Amended Building Contract").
Pursuant to the Amended Building Contract, Builder will provide pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment that will be installed in portions of the New Facility (the “Project”). The Company has engaged other designers and builders to provide traditional construction work on the Project site, including for the foundation, building envelope and roof of the New Facility. Pursuant to the Amended Building Contract, the Company will pay Builder up to $21.9 million for Builder’s services in connection with the Project. This amount is a guaranteed maximum price and is subject to adjustment in accordance with the terms of the Amended Building Contract. The extended date for substantial completion of Builder’s work on the Project is February 24, 2017, which is also subject to adjustment in accordance with the terms of the Amended Building Contract. The Amended Building Contract includes an “IDB Work Contract Schedule,” which sets forth interim milestones, durations and material dates in relation to the performance and timing of Builder’s work. The Amended Building Contract includes remedies for the Company in the event agreed milestone dates relating to Builder’s services are not met. The Amended Building Contract is subject to customary undertakings, covenants, obligations, rights and conditions.
New Facility Costs
Based on the final budget, the Company estimates that the total construction costs including the cost of land for the New Facility will be approximately $55 million to $60 million of which the Company has paid an aggregate of $49.9 million as of December 31, 2016 and has outstanding contractual obligations of $9.9 million as of December 31, 2016 (see Note 20). In addition to the costs to complete the construction of the New Facility, the Company estimates that it will incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures of which the Company has paid an aggregate of $17.9 million as of December 31, 2016, including $11.1 million under the Amended Building Contract, and has outstanding contractual obligations of $10.8 million as of December 31, 2016 (see Note 20). The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures, and related expenditures for the New Facility are expected to be incurred in the first three quarters of fiscal 2017. Construction of and relocation to the New Facility are expected to be completed in the third quarter of fiscal 2017.

Note 6. Sales of Assets
Sale of Spice Assets
In order to focus on its core products, on December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice Company ("Harris"). Harris acquired substantially all of the Company’s personal property used exclusively in connection with the manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the "Spice Assets"), including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three-year period based upon a percentage of certain institutional spice sales by Harris following the closing. The Company recognized $0.4 million and $0.5 million in earnout during the three and six months ended December 31, 2016, respectively, a portion of which is included in "Net gains from sale of Spice Assets" in the Company's condensed consolidated statements of operations. The sale of the Spice Assets does not represent a strategic shift for the Company and is not expected to have a material impact on the Company's results of operations because the Company will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to its DSD customers.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Following the closing of the sale, the Company leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. In accordance with ASC 840, “Leases,” due to the Company’s continuing involvement with the property, the Company accounted for the transaction as a financing transaction, deferred the gain on sale of the Torrance Facility and recorded the net sale proceeds of $42.5 million and accrued non-cash interest expense on the financing transaction in "Sale-leaseback financing obligation" on the Company's consolidated balance sheet at September 30, 2016. The Company vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. See Note 7. As a result, at December 31, 2016, the financing transaction qualified for sales recognition under ASC 840. Accordingly, in the three and six months ended December 31, 2016, the Company recognized the net gain from sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.4 million and $0.7 million, respectively, and non-cash rent expense of $0.5 million and $1.4 million, respectively, representing the rent for the zero base rent period previously recorded in "Other current liabilities" and removed the amounts recorded in "Assets held for sale" and the "Sale-leaseback financing obligation" on its consolidated balance sheet.
Sale of Northern California Branch Property
On September 30, 2016, the Company completed the sale of its branch property in Northern California for a sale price of $2.2 million and leased it back through March 31, 2017, at a base rent of $10,000 per month. The Company recognized a net gain on sale of the Northern California property in the six months ended December 31, 2016 in the amount of $2.0 million.

Note 7. Assets Held for Sale
The Company had designated its Torrance Facility and one of its branch properties in Northern California as assets held for sale and recorded the carrying values of these properties in the aggregate amount of $7.2 million in "Assets held for sale" on the Company's consolidated balance sheet at June 30, 2016. As of December 31, 2016, these assets were sold (see Note 6).

Note 8. Derivative Instruments
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2016 and June 30, 2016:

(In thousands)	December 31, 2016	June 30, 2016
Derivative instruments designated as cash flow hedges:
Long coffee pounds	17,250	32,550
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,658	1,618
Less: Short coffee pounds	—	(188)
Total	18,908	33,980

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2016 will expire within 12 months.

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	December 31, 2016	June 30, 2016	December 31, 2016	June 30, 2016
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$1,118	$3,771	$24	$183
Long-term derivative assets(1):
Coffee-related derivative instruments	$—	$2,575	$—	$57
Short-term derivative liabilities:
Coffee-related derivative instruments	$440	$—	$1,139	$—
________________
(1) Included in "Other assets" on the Company's condensed consolidated balance sheets.

Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in accumulated other comprehensive income (loss) “AOCI,” “Cost of goods sold” and “Other, net”:

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2016	2015	2016	2015
Net (losses) gains recognized in accumulated other comprehensive income (loss) (effective portion)	$(2,943)	$310	$(2,217)	$(4,330)	AOCI
Net gains (losses) recognized in earnings (effective portion)	$215	$(3,859)	$(250)	$(8,827)	Costs of goods sold
Net losses recognized in earnings (ineffective portion)	$(41)	$(128)	$(28)	$(484)	Other, net
For the three and six months ended December 31, 2016 and 2015, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's condensed consolidated statements of operations and in “Net losses on derivative instruments and investments” in the Company's condensed consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2016	2015	2016	2015
Net (losses) gains on coffee-related derivative instruments	$(1,204)	$32	$(1,240)	$(695)
Net (losses) gains on investments	(1,320)	265	(1,092)	118
Net (losses) gains on derivative instruments and investments(1)	(2,524)	297	(2,332)	(577)
Other gains (losses), net	201	—	200	(1)
Other, net	$(2,323)	$297	$(2,132)	$(578)
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2016 and 2015.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2016	Derivative Assets	$1,142	$(1,057)	$—	$85
	Derivative Liabilities	$1,579	$(1,057)	$—	$522
June 30, 2016	Derivative Assets	$6,586	$—	$—	$6,586
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2016, $2.6 million of net gains on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2016. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values.

Note 9. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2016	2015	2016	2015
Total (losses) gains recognized from trading securities held for investment	$(1,350)	$265	$(1,091)	$118
Less: Realized losses from sales of trading securities held for investment	(2)	(26)	(2)	(27)
Unrealized (losses) gains from trading securities held for investment	$(1,348)	$291	$(1,089)	$145

Note 10. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Preferred stock(1)	$26,190	$23,341	$2,849	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$678	$—	$678	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(2)	$(1,115)	$—	$(1,115)	$—

	Total	Level 1	Level 2	Level 3
June 30, 2016
Preferred stock(1)	$25,591	$21,976	$3,615	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$6,346	$—	$6,346	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$240	$—	$240	$—
____________________

(1)	Included in “Short-term investments” on the Company's condensed consolidated balance sheets.

(2)	The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
During the three months ended December 31, 2016, there were no transfers of preferred stock from Level 1 to Level 2.
Note 11. Accounts and Notes Receivable, Net

	December 31, 2016	June 30, 2016
(In thousands)
Trade receivables	$46,926	$43,113
Other receivables(1)	4,037	1,965
Allowance for doubtful accounts	(686)	(714)
Accounts and notes receivable, net	$50,277	$44,364
__________
(1) At December 31, 2016 and June 30, 2016, respectively, the Company had recorded $1.1 million and $0.5 million, in "Other receivables" included in "Accounts and notes receivable, net" on its condensed consolidated balance sheets representing earnout receivable from Harris.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 12. Inventories

(In thousands)	December 31, 2016	June 30, 2016
Coffee
Processed	$11,001	$12,362
Unprocessed	20,746	13,534
Total	$31,747	$25,896
Tea and culinary products
Processed	$20,900	$15,384
Unprocessed	87	377
Total	$20,987	$15,761
Coffee brewing equipment parts	$3,825	$4,721
Total inventories	$56,559	$46,378

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
Because the Company anticipates that its inventory levels at June 30, 2017 will decrease from June 30, 2016 levels, primarily from a reduction in spice products inventories, the Company recorded $0.8 million and $1.7 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three and six months ended December 31, 2016, respectively, which increased income before taxes for the three and six months ended December 31, 2016 by $0.8 million and $1.7 million, respectively. The Company recorded $0.3 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in each of the three and six months ended December 31, 2015, which increased income before taxes for the three and six months ended December 31, 2015 by $0.3 million. Interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

Note 13. Property, Plant and Equipment

(In thousands)	December 31, 2016	June 30, 2016
Buildings and facilities	$53,388	$54,768
Machinery and equipment	172,267	177,784
Buildings and facilities—New Facility	51,332	28,110
Machinery and equipment—New Facility	17,515	4,443
Equipment under capital leases	8,821	11,982
Capitalized software	21,307	21,545
Office furniture and equipment	10,661	16,077
	$335,291	$314,709
Accumulated depreciation	(186,517)	(206,162)
Land	16,336	9,869
Property, plant and equipment, net(1)	$165,110	$118,416
______________
(1) Includes in the periods ended December 31, 2016 and June 30, 2016, expenditures for items that have not been placed in service in the amounts of $76.9 million and $39.3 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 14. Employee Benefit Plans
The Company provides benefit plans for most full-time employees, including 401(k), health and other welfare benefit plans and, in certain circumstances, pension benefits. Generally, the plans provide benefits based on years of service and/or a combination of years of service and earnings. In addition, the Company contributes to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and ten multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, the Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. The Company also provides a postretirement death benefit to certain of its employees and retirees.
The Company is required to recognize the funded status of a benefit plan in its consolidated balance sheets. The Company is also required to recognize in other comprehensive income (“OCI”) certain gains and losses that arise during the period but are deferred under pension accounting rules.
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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
(In thousands)
Service cost	$124	$97	$248	$194
Interest cost	1,397	1,546	2,794	3,092
Expected return on plan assets	(1,607)	(1,710)	(3,214)	(3,420)
Amortization of net loss(1)	508	370	1,016	740
Net periodic benefit cost	$422	$303	$844	$606
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	Fiscal
	2017	2016
Discount rate	3.55%	4.40%
Expected long-term rate of return on plan assets	7.75%	7.50%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The total estimated withdrawal liability of $3.6 million and $3.8 million is reflected in the Company's condensed consolidated balance sheets at December 31, 2016 and June 30, 2016, respectively, with the short-term and long-term portions reflected in current and long-term liabilities, respectively.
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
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors. For the calendar years 2017 and 2016, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service, subject to accelerated vesting under certain

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance Facility or a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.3 million and $0.4 million in operating expenses for the three months ended December 31, 2016 and 2015, respectively, and $0.8 million in operating expenses in each of the six months ended December 31, 2016 and 2015.
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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three and six months ended December 31, 2016 and 2015. Net periodic postretirement benefit cost for the three and six months ended December 31, 2016 was based on employee census information and asset information as of July 1, 2016.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
(In thousands)
Service cost	$190	$347	$380	$694
Interest cost	207	299	414	598
Amortization of net gain	(157)	(49)	(314)	(98)
Amortization of net prior service credit	(439)	(439)	(878)	(878)
Net periodic postretirement benefit (credit) cost	$(199)	$158	$(398)	$316

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2017	2016
Retiree Medical Plan discount rate	3.73%	4.69%
Death Benefit discount rate	3.79%	4.74%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
At December 31, 2016, the Company was eligible to borrow up to a total of $62.4 million under the Revolving Facility and had outstanding borrowings of $18.5 million, utilized $4.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $39.4 million. At December 31, 2016, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 3.33% and the Company was in compliance with all of the restrictive covenants under the Revolving Facility.

Note 16. Share-based Compensation
Non-qualified stock options with time-based vesting (“NQOs”)
In the six months ended December 31, 2016, the Company granted no shares issuable upon the exercise of NQOs.
The following table summarizes NQO activity for the six months ended December 31, 2016:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	219,629	13.87	6.28	3.7	3,995
Granted	—	—	—	—	—
Exercised	(37,344)	9.41	4.24	—	909
Cancelled/Forfeited	(3,278)	14.60	6.02	—	—
Outstanding at December 31, 2016	179,007	14.79	6.71	3.4	3,923
Vested and exercisable at December 31, 2016	146,472	12.16	5.66	3.0	3,594
Vested and expected to vest at December 31, 2016	177,402	14.67	6.66	3.4	3,908
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $36.70 at December 30, 2016 and $32.06 at June 30, 2016, representing the last trading day of the fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the six months ended December 31, 2016 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

During the six months ended December 31, 2016, 6,196 NQO shares vested and 37,344 NQO shares were exercised. Total fair value of NQOs vested during the six months ended December 31, 2016 was $0.1 million. The Company received $0.4 million and $1.1 million in proceeds from exercises of vested NQOs in the six months ended December 31, 2016 and 2015, respectively.
At December 31, 2016 and June 30, 2016, respectively, there was $0.3 million and $0.4 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at December 31, 2016 is expected to be recognized over the weighted average period of 1.7 years. Total compensation expense for NQOs in the three months ended December 31, 2016 and 2015 was $47,000 and $0.1 million, respectively. Total compensation expense for NQOs in each of the six months ended December 31, 2016 and 2015 was $0.1 million.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the six months ended December 31, 2016, the Company granted 149,223 shares issuable upon the exercise of PNQs to eligible employees under the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “LTIP”), with 20% of each such grant subject to forfeiture if a target modified net income goal for fiscal 2017 is not attained. For this purpose, “Modified Net Income” is defined as net income (GAAP) before taxes and excluding any gains or losses from sales of assets, and excluding the effect of restructuring and other transition expenses related to the relocation of the Company’s corporate headquarters to Northlake, Texas. These PNQs have an exercise price of $32.85, which was the closing price of the Company’s common stock as reported on Nasdaq on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the weighted average assumptions used in the Black-Scholes valuation model for PNQs granted during the six months ended December 31, 2016.

Six Months Ended December 31, 2016
Weighted average fair value of PNQs	$11.42
Risk-free interest rate	1.53%
Dividend yield	—%
Average expected term	4.9 years
Expected stock price volatility	37.7%

The following table summarizes PNQ activity for the six months ended December 31, 2016:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	288,599	25.83	10.82	5.7	1,798
Granted	149,223	32.85	11.42	6.9	—
Exercised	(2,366)	22.60	10.30	—	24
Cancelled/Forfeited	—	—	—	—	—
Outstanding at December 31, 2016	435,456	28.25	11.03	5.8	3,678
Vested and exercisable at December 31, 2016	127,858	24.22	10.73	4.8	1,596
Vested and expected to vest at December 31, 2016	414,443	28.11	11.02	5.8	3,560

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $36.70 at December 30, 2016 and $32.06 at June 30, 2016 representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the six months ended December 31, 2016 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

During the six months ended December 31, 2016, 82,092 PNQ shares vested and 2,366 PNQ shares were exercised. Total fair value of PNQs vested during the six months ended December 31, 2016 was $0.9 million. The Company received $0.1 million and $0.2 million in proceeds from exercises of vested PNQs in the six months ended December 31, 2016 and 2015, respectively.
As of December 31, 2016, the Company met the performance target for the second and final tranche of the fiscal 2014 awards and the first tranche of the fiscal 2015 and fiscal 2016 awards and expects that it will achieve the performance targets set forth in the PNQ agreements for the remainder of the fiscal 2015 and 2016 awards, and the fiscal 2017 awards.
At December 31, 2016 and June 30, 2016, there was $3.0 million and $1.9 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at December 31, 2016 is expected to be recognized over the weighted average period of 1.6 years. Total compensation expense related to PNQs in the three months ended December 31, 2016 and 2015 was $0.4 million and $0, respectively. Total compensation expense related to PNQs in the six months ended December 31, 2016 and 2015 was $0.6 million and $0.1 million, respectively.
Restricted Stock
During the six months ended December 31, 2016, the Company granted 5,106 shares of restricted stock to non-employee directors under the LTIP with a grant date fair value of $35.25 per share. Unlike prior-year awards to non-employee directors, which vest ratably over a period of three years, the fiscal 2017 restricted stock awards cliff vest on the first anniversary of the date of grant subject to continued service to the Company through the vesting date and the acceleration provisions of the LTIP and restricted stock agreement. No shares of restricted stock were granted to employees during the six months ended December 31, 2016.
During the six months ended December 31, 2016, 4,896 shares of restricted stock vested.

The following table summarizes restricted stock activity for the six months ended December 31, 2016:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	23,792	26.00	1.8	763
Granted	5,106	35.25	0.9	180
Exercised/Released	(4,896)	24.53	—	168
Cancelled/Forfeited	—	—	—	—
Outstanding at December 31, 2016	24,002	28.27	1.4	881
Expected to vest at December 31, 2016	22,778	28.24	1.4	836
The aggregate intrinsic value of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $36.70 at December 30, 2016 and $32.06 at June 30, 2016, representing the last trading day of the respective fiscal periods. Restricted stock that is expected to vest is net of estimated forfeitures.
At December 31, 2016 and June 30, 2016, there was $0.5 million of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2016 is expected to be recognized over the weighted average period of 1.4 years. Total compensation expense for restricted stock was $0.1 million and $39,000 for the three months ended December 31, 2016 and 2015, respectively. Total compensation expense for restricted stock was $0.1 million in each of the six months ended December 31, 2016 and 2015.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 17. Other Long-Term Liabilities
Other long-term liabilities include the following:

	December 31, 2016	June 30, 2016
(In thousands)
New Facility lease obligation(1)	$—	$28,110
Earnout payable—RLC acquisition(2)	100	100
Other long-term liabilities	$100	$28,210
___________
(1) Lease obligation associated with construction of the New Facility. The lease obligation was reversed upon termination of the Lease Agreement concurrent with the closing of the purchase option on September 15, 2016 (see Note 5).
(2) Earnout payable in connection with the Company's acquisition of substantially all of the assets of Rae' Launo Corporation completed on January 12, 2015.

Note 18. Income Taxes

The Company’ effective tax rates for the three months ended December 31, 2016 and 2015 were 40.1% and 6.1%, respectively. The Company’ effective tax rates for the six months ended December 31, 2016 and 2015 were 40.0% and 5.8%, respectively. The effective tax rates for the three and six months ended December 31, 2016 are higher than the U.S. statutory rate of 35.0% primarily due to state income tax expense. The effective tax rates for the three and six months ended December 31, 2015 are lower than the U.S. statutory rate of 35.0% primarily due to a valuation allowance recorded against the Company's deferred tax assets.
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
As of December 31, 2016 and June 30, 2016 the Company had no unrecognized tax benefits. During the quarter ended September 30, 2016, the Internal Revenue Service completed its examination of the Company’s tax years ended June 30, 2013 and 2014 and accepted the returns as filed for each of those years.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 19. Net Income Per Common Share

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2016	2015	2016	2015
Net income attributable to common stockholders—basic	$20,052	$5,554	$21,669	$4,482
Net income attributable to nonvested restricted stockholders	24	7	25	5
Net income	$20,076	$5,561	$21,694	$4,487

Weighted average common shares outstanding—basic	16,584,106	16,313,312	16,573,545	16,291,324
Effect of dilutive securities:
Shares issuable under stock options	122,897	139,187	122,142	135,513
Weighted average common shares outstanding—diluted	16,707,003	16,452,499	16,695,687	16,426,837
Net income per common share—basic	$1.21	$0.34	$1.31	$0.28
Net income per common share—diluted	$1.20	$0.34	$1.30	$0.27

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies
For a detailed discussion about the Company's commitments and contingencies, see Note 22, "Commitments and Contingencies" to the consolidated financial statements in the 2016 Form 10-K. During the six months ended December 31, 2016, other than the following, there were no material changes in the Company’s commitments and contingencies.
Contractual obligations for future fiscal periods are as follows:

	Contractual Obligations
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	New Facility Construction and Equipment Contracts (1)	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments (2)
Six months ending June 30, 2017	$702	$2,112	$20,677	$3,947	$540	$18,532	$68,777
Year Ending June 30,
2018	$861	$4,067	$—	$8,304	$1,102	$—	$20,215
2019	$107	$3,158	$—	$8,554	$1,143	$—	$—
2020	$51	$1,617	$—	$8,844	$1,176	$—	$—
2021	$4	$642	$—	$9,074	$1,210	$—	$—
Thereafter	$—	$186	$—	$47,262	$6,246	$—	$—
		$11,782	$20,677	$85,985	$11,417	$18,532	$88,992
Total minimum lease payments	$1,725
Less: imputed interest (0.82% to 10.7%)	$(62)
Present value of future minimum lease payments	$1,663
Less: current portion	$1,214
Long-term capital lease obligations	$449
___________
(1) Includes $9.9 million in outstanding contractual obligations for construction of the New Facility and $10.8 million in outstanding contractual obligations under the Amended Building Contract as of December 31, 2016. See Note 5.
(2) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of December 31, 2016. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s condensed consolidated balance sheets.

Self-Insurance
At June 30, 2016, the Company had posted a $7.4 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans for participation in the alternative security program for California self-insurers for workers’ compensation liability in California. The State of California notified the Company on December 13, 2016 that it had released and authorized the cancellation of the letter of credit. At December 31, 2016 and June 30, 2016, the Company had posted a $4.3 million letter of credit as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages outside of California.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Non-cancelable Purchase Orders
As of December 31, 2016, the Company had committed to purchase green coffee inventory totaling $69.0 million under fixed-price contracts, equipment for the New Facility totaling $0.6 million and other purchases totaling $19.4 million under non-cancelable purchase orders.
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
The Court has set July 5, 2017 as the trial date for Phase 2. Mediation meetings between Plaintiff and the Joint Defense Group occurred during November 2016. On December 16, 2016, the Court determined that depositions on certain limited matters with respect to both the litigating and the non-litigating Defendants would proceed, which depositions

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

commenced at the end of January 2017.  Also in January 2017, the Plaintiffs served additional discovery on all Defendants. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
Note 21. Subsequent Events
Acquisition of West Coast Coffee
On February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc., a manufacturer and distributor of coffee and allied products, for an aggregate purchase price of up to $14.5 million, with $13.5 million paid in cash at closing and $1.0 million to be paid as earnout if certain sales levels are achieved in designated subsequent periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission (the "SEC") on September 14, 2016 and Part II, Item 1A of this report.  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of implementation of the Company’s Corporate Relocation Plan, completion of construction of the New Facility and the availability of capital resources to fund the construction costs and capital expenditures for the New Facility, the diversion of management time on the Corporate Relocation Plan and other transaction-related issues, the timing and success of the Company in realizing estimated savings from third-party logistics ("3PL") and vendor managed inventory, the realization of the Company’s cost savings estimates, the timing and success of the Company realizing the benefits of recent acquisitions, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for any future period.

Overview
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants and convenience store chains, hotels, casinos, hospitals, and gourmet coffee houses, as well as grocery chains with private brand coffee and consumer-facing branded coffee and tea products. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible. Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, Direct Trade Verified Sustainable ("DTVS") and sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value-added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Portland, Oregon, Houston, Texas and Scottsdale, Arizona. Distribution takes place out of our Portland and Scottsdale facilities and our new facility in Northlake, Texas (the "New Facility") as well as three separate distribution centers in Northlake, Illinois; Oklahoma City, Oklahoma; and Moonachie, New Jersey. On July 15,

2016 we completed the sale of certain property, including our former headquarters in Torrance, California (the “Torrance Facility”) and leased it back. We vacated the Torrance Facility after transitioning our remaining Torrance operations to our other facilities and concluded the leaseback arrangement as of December 31, 2016. The New Facility will serve as a production facility and distribution center for our products.
Our products reach our customers primarily in two ways: through our nationwide DSD network of 450 delivery routes and 107 branch warehouses as of December 31, 2016, or direct-shipped via common carriers or third-party distributors. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on 3PL service providers for our long-haul distribution. DSD sales are made “off-truck” to our customers at their places of business.
Corporate Relocation
In an effort to make the Company more competitive and better positioned to capitalize on growth opportunities, in fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to the New Facility housing these operations in Northlake, Texas (the “Corporate Relocation Plan”). Approximately 350 positions were impacted as a result of the Torrance Facility closure.
The significant milestones associated with our Corporate Relocation Plan are as follows:

Event	Date
Announced Corporate Relocation Plan	Q3 fiscal 2015
Transitioned coffee processing and packaging from Torrance production facility and consolidated them with Houston and Portland production facilities	Q4 fiscal 2015
Moved Houston distribution operations to Oklahoma City distribution center	Q4 fiscal 2015
Entered into the lease agreement and development management agreement for New Facility	Q1 fiscal 2016
Commenced construction of New Facility	Q1 fiscal 2016
Transitioned primary administrative offices from Torrance to temporary leased offices in Fort Worth, Texas	Q1-Q2 fiscal 2016
Sold Spice Assets to Harris	Q2 fiscal 2016
Principal design work completed on New Facility	Q3 fiscal 2016
Completed transition services to Harris and ceased spice processing and packaging at Torrance Facility	Q4 fiscal 2016
Entered into purchase and sale agreement to sell Torrance Facility	Q4 fiscal 2016
Exercised purchase option on New Facility	Q4 fiscal 2016
Closed sale of Torrance Facility	Q1 fiscal 2017
Closed purchase option for New Facility	Q1 fiscal 2017
Entered into amended building contract with The Haskell Company	Q1 fiscal 2017
Exited from Torrance Facility	Q2 fiscal 2017
Completion of construction and relocation to New Facility	Estimated Q3 fiscal 2017
See Liquidity, Capital Resources and Financial Condition below for further details of the impact of these activities on our financial condition and liquidity.
Recent Developments
On July 15, 2016, we completed the sale of the Torrance Facility consisting of approximately 665,000 square feet of buildings located on approximately 20.33 acres of land, for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million. Following the closing of the sale, we leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. We vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. Accordingly, in the three and six months ended December 31, 2016, we recognized a net gain from the sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.4 million and $0.7 million, respectively, and non-cash rent expense of $0.5 million and $1.4 million, respectively, representing the rent for the zero base rent period previously recorded in “Other current liabilities” and removed the amounts recorded in “Assets Held for Sale” and the “Sale-leaseback financing obligation” on our consolidated balance sheet. See Note 6, Sales of Assets—Sale of Torrance Facility, and Note 7, Assets Held for Sale, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
On October 11, 2016, we acquired substantially all of the assets and certain specificd liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored iced teas and iced green teas, for an aggregate purchase price of $11.7 million, with $11.2 million in cash paid at closing and $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. We anticipate that the acquisition of China Mist will extend our tea product offerings and give us a greater presence in the high-growth premium tea industry. As part of the transaction, we assumed the lease on China Mist’s existing production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. See Note 3, Acquisition, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
On September 15, 2016 (the "Purchase Option Closing Date"), we closed the purchase option and acquired the land and the partially constructed New Facility located thereon for an aggregate purchase price of $42.5 million (the “Purchase Price”), consisting of the purchase option price of $42.0 million based on actual construction costs incurred for the partially constructed New Facility as of the Purchase Option Closing Date, plus amounts paid in respect of real estate commissions, title insurance, and recording fees. The Purchase Price was paid in cash from proceeds received from the sale of the Torrance Facility. See Note 5, New Facility, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
On September 17, 2016, we and The Haskell Company (“Builder”) entered into a Change Order, which, among other things, amended the building contract previously entered into between us and Builder to provide a guaranteed maximum price and the basis for the price and the scope of Builder’s services in connection with the construction of the New Facility (the "Amended Building Contract"). Pursuant to the Amended Building Contract, we will pay Builder up to $21.9 million for Builder’s services in connection with the pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment that will be installed in portions of the New Facility. See Note 5, New Facility, and Note 20, Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report).

Results of Operations
Financial Highlights

•	Volume of green coffee pounds processed and sold increased 5.7% in the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

•
Gross profit increased 4.1% to $55.1 million in the three months ended December 31, 2016 from $52.9 million in the three months ended December 31, 2015. Gross profit increased 2.7% to $106.3 million in the six months ended December 31, 2016 from $103.5 million in the six months ended December 31, 2015.

•	Gross margin increased to 39.6% and 39.4%, respectively, in the three and six months ended December 31, 2016, from 37.2% and 37.5%, respectively, in the three and six months ended December 31, 2015.

•
Income from operations was $35.9 million and $38.4 million, respectively, including a $37.4 million net gain from the sale of the Torrance Facility, in the three and six months ended December 31, 2016 as compared to $5.4 million and $4.8 million, respectively, in the three and six months ended December 31, 2015, including a net gain of $5.1 million from the sale of spice assets.

•
Net income was $20.1 million, or $1.20 per diluted common share, in the three months ended December 31, 2016, compared to $5.6 million, or $0.34 per diluted common share, in the three months ended December 31, 2015. Net income was $21.7 million, or $1.30 per diluted common share, in the six months ended December 31, 2016, compared to $4.5 million, or $0.27 per diluted common share, in the six months ended December 31, 2015.

Net Sales
Net sales in the three months ended December 31, 2016 decreased $(3.3) million, or (2.3)%, to $139.0 million from $142.3 million in the three months ended December 31, 2015 primarily due to a $(2.4) million decrease in net sales of spice products resulting from the sale of our institutional spice assets and a $(1.1) million decrease in net sales of coffee (frozen liquid) products, partially offset by a $1.3 million increase in net sales from tea products primarily from the addition of China Mist net sales from the date of its acquisition. Net sales in the three months ended December 31, 2016 included $(2.3) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(0.6) million in price decreases to customers utilizing such arrangements in the three months ended December 31, 2015.
Net sales in the six months ended December 31, 2016 decreased $(6.3) million, or (2.3)%, to $269.5 million from $275.8 million in the six months ended December 31, 2015 primarily due to a $(4.7) million decrease in net sales of spice products resulting from the sale of our institutional spice assets and a $(1.8) million decrease in net sales of coffee (frozen liquid) products, partially offset by a $1.4 million increase in net sales from tea products primarily from the addition of China Mist net sales from the date of its acquisition. Net sales in the six months ended December 31, 2016 included $(6.6) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $0.6 million in price increases to customers utilizing such arrangements in the six months ended December 31, 2015.
The change in net sales in the three and six months ended December 31, 2016 compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended December 31, 2016 vs. 2015	Six Months Ended December 31, 2016 vs. 2015
Effect of change in unit sales	$(4.4)	$2.4
Effect of pricing and product mix changes	1.1	(8.7)
Total decrease in net sales	$(3.3)	$(6.3)
Unit sales decreased (0.6)% in the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, and average unit price decreased by (1.7)% resulting in a decrease in net sales of (2.3)%. In the three months ended December 31, 2016, unit sales of roast and ground coffee products, which accounted for approximately 62% of total net sales, increased 5.7%, offset by a (77.6)% decrease in unit sales of spice products, which accounted for approximately 4% of net sales, due to the sale of our institutional spice assets, while the average unit price decreased primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity purchase costs to our customers. In the three months ended December 31, 2016, we processed and sold approximately 24.5 million pounds of green coffee as compared to approximately 23.2 million pounds of green coffee processed and sold in the three months ended December 31, 2015. There were no new product category introductions in the three months ended December 31, 2016 or 2015 which had a material impact on our net sales.
Unit sales increased 3.3% in the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, but average unit price decreased by (5.4)% resulting in a decrease in net sales of (2.3)%. In the six months ended December 31, 2016, unit sales of our roast and ground coffee products which accounted for approximately 62% of our total net sales increased 6.8%, while the average unit price decreased primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity purchase costs to our customers. In the six months ended December 31, 2016, we processed and sold approximately 47.8 million pounds of green coffee as compared to approximately 44.8 million pounds of green coffee processed and sold in the six months ended December 31, 2015. There were no new product category introductions in the six months ended December 31, 2016 or 2015 which had a material impact on our net sales.

The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended December 31,
	2016		2015
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$86,838	62%	$87,423	61%
Coffee (Frozen Liquid)	8,484	6%	9,559	7%
Tea (Iced & Hot)	7,341	5%	6,030	4%
Culinary	13,689	10%	13,701	10%
Spice	5,966	4%	8,345	6%
Other beverages(1)	15,976	12%	16,401	11%
Net sales by product category	138,294	99%	141,459	99%
Fuel surcharge	731	1%	848	1%
Net sales	$139,025	100%	$142,307	100%
____________
(1) Includes all beverages other than coffee and tea.

	Six Months Ended December 31,
	2016		2015
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$168,180	62%	$169,452	61%
Coffee (Frozen Liquid)	16,395	6%	18,238	7%
Tea (Iced & Hot)	13,709	5%	12,261	4%
Culinary	27,499	10%	26,978	10%
Spice	12,355	5%	17,047	6%
Other beverages(1)	29,884	11%	30,058	11%
Net sales by product category	268,022	99%	274,034	99%
Fuel surcharge	1,491	1%	1,718	1%
Net sales	$269,513	100%	$275,752	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of Goods Sold
Cost of goods sold in the three months ended December 31, 2016 decreased $(5.5) million, or (6.1)%, to $83.9 million, or 60.4% of net sales, from $89.4 million, or 62.8% of net sales, in the three months ended December 31, 2015. The decrease in cost of goods sold as a percentage of net sales in the three months ended December 31, 2016 was primarily due to lower conversion costs from supply chain improvements and lower hedged cost of green coffee.
Cost of goods sold in the six months ended December 31, 2016 decreased $(9.0) million, or (5.3)%, to $163.2 million, or 60.6% of net sales, from $172.3 million, or 62.5% of net sales, in the six months ended December 31, 2015. The decrease in cost of goods sold as a percentage of net sales in the six months ended December 31, 2016 was primarily due to lower conversion costs from supply chain improvements and lower hedged cost of green coffee.
Because we anticipate that our inventory levels at June 30, 2017 will decrease from June 30, 2016 levels, primarily from a reduction in spice product inventories, we recorded $0.8 million and $1.7 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three and six months ended December 31, 2016, respectively, which increased income before taxes in the three and six months ended December 31, 2016 by $0.8 million and $1.7 million, respectively. In the three and six months ended December 31, 2015, we recorded $0.3 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold which increased income before taxes for the three and six months ended December 31, 2015 by $0.3 million.

Gross Profit
Gross profit in the three months ended December 31, 2016 increased $2.2 million, or 4.1%, to $55.1 million from $52.9 million in the three months ended December 31, 2015 and gross margin increased to 39.6% in the three months ended December 31, 2016 from 37.2% in the three months ended December 31, 2015. Gross profit in the six months ended December 31, 2016 increased $2.8 million, or 2.7%, to $106.3 million from $103.5 million in the six months ended December 31, 2015 and gross margin increased to 39.4% in the six months ended December 31, 2016 from 37.5% in the six months ended December 31, 2015. The increase in gross profit was primarily due to lower conversion costs and lower hedged cost of green coffee partially offset by the decrease in net sales. Gross profit in the three and six months ended December 31, 2016 included $0.8 million and $1.7 million, respectively, in beneficial effect of the liquidation of LIFO inventory quantities, primarily from a reduction in spice product inventories. Gross profit in each of the three and six months ended December 31, 2015 included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.3 million.
Operating Expenses
In the three months ended December 31, 2016, operating expenses decreased $(28.3) million, or (59.6)%, to $19.2 million or 13.8% of net sales, from $47.5 million, or 33.4% of net sales, in the three months ended December 31, 2015, primarily due to the recognition of $37.4 million in net gain from the sale of the Torrance Facility and lower restructuring and other transition expenses associated with the Corporate Relocation Plan, partially offset by the absence of net gain from the sale of Spice Assets, a $4.3 million increase in general and administrative expenses and a $1.2 million increase in selling expenses.
General and administrative expenses increased $4.3 million in the three months ended December 31, 2016 as compared to the same period in the prior fiscal year primarily due to non-recurring proxy contest-related expenses and acquisition-related consulting expenses. During the three months ended December 31, 2016, we incurred $3.7 million or $0.22 per share, in expenses incurred in connection with successfully defending against a proxy contest (the "2016 proxy contest"), including non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing cost of proxy solicitation materials and other costs that were in excess of the level of expenses normally incurred for an annual meeting of stockholders. Restructuring and other transition expenses decreased $(1.3) million in the three months ended December 31, 2016, as compared to the same period in the prior fiscal year because a majority of the planned expenses related to our Corporate Relocation Plan have already been recognized in prior periods. Selling expenses increased $1.2 million during the three months ended December 31, 2016 as compared to the same period in the prior fiscal year, primarily due to operations-related consulting expenses and the consolidation of China Mist, partially offset by lower workers' compensation expense, the absence of expenses related to the institutional spice assets and savings from utilizing 3PL for our long-haul distribution.
During the three months ended December 31, 2016 net gains from sale of Spice Assets included $0.3 million in earnout, as compared to $5.1 million in net gains from the sale of Spice Assets in the three months ended December 31, 2015.
In the six months ended December 31, 2016, operating expenses decreased $(30.8) million, or (31.2)%, to $67.9 million or 25.2% of net sales, from $98.7 million, or 35.8% of net sales, in the six months ended December 31, 2015, primarily due to the recognition of $37.4 million in net gain from the sale of the Torrance Facility and lower restructuring and other transition expenses associated with the Corporate Relocation Plan, partially offset by the absence of net gain from the sale of Spice Assets, and an increase in general and administrative expenses and selling expenses. Restructuring and other transition expenses decreased $(3.7) million in the six months ended December 31, 2016, as compared to the same period in the prior fiscal year because a majority of the planned expenses related to our Corporate Relocation Plan have already been recognized in prior periods.
General and administrative expenses increased $3.8 million in the six months ended December 31, 2016 as compared to the same period in the prior fiscal year primarily due to non-recurring 2016 proxy contest expenses, partially offset by lower expenses associated with the Company’s Employee Stock Ownership Plan (the “ESOP”) resulting from the payoff of one of the two ESOP loans. During the six months ended December 31, 2016, we incurred $5.0 million, or $0.30 per share, in expenses successfully defending against the 2016 proxy contest including non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing cost of proxy solicitation materials and other costs. Selling expenses increased $3.2 million during the six months ended December 31, 2016 as compared to the same period in the prior fiscal year, primarily due to operations-related consulting expenses, sales training expenses and the consolidation of China Mist, partially offset by lower workers' compensation expense, the absence of expenses related to the institutional spice assets and savings from utilizing 3PL for our long-haul distribution.
During the six months ended December 31, 2016, net gains from sale of Spice Assets included $0.5 million in earnout, as compared to $5.1 million in net gains from the sale of Spice Assets in the same period in the prior fiscal year. Net gains from sales of other assets, primarily from the sale of our Northern California branch property, were $1.4 million in the six months ended December 31, 2016 as compared to $0.2 million, primarily from sale of equipment, in the six months ended December 31, 2015.
Income from Operations
Income from operations in the three months ended December 31, 2016 was $35.9 million as compared to $5.4 million in the three months ended December 31, 2015. Income from operations in the six months ended December 31, 2016 was $38.4 million as compared to $4.8 million in the six months ended December 31, 2015. The higher income from operations in the three and six months ended December 31, 2016 as compared to the prior fiscal year periods was primarily due to net gain from the sale of the Torrance Facility, lower restructuring and other transition expenses associated with the Corporate Relocation Plan and higher gross profit, partially offset by higher selling expenses, higher general and administrative expenses and lower net gains from the sale of Spice Assets.
Total Other (Expense) Income
Total other expense in the three and six months ended December 31, 2016 was $(2.4) million and $(2.2) million, respectively, compared to total other income of $0.6 million and total other expense of $(36,000), respectively, during the comparable periods in the prior fiscal year. Total other expense in the three and six months ended December 31, 2016 was primarily due to net losses on investments, net losses on derivative instruments and higher interest expense as compared to the same periods in the prior fiscal year. Net losses on investments resulting from mark-to-market in the three and six months ended December 31, 2016 were $(1.3) million and $(1.1) million, respectively, as compared to net gains on investments of $0.3 million and $0.1 million, respectively, in the comparable periods of the prior fiscal year. Net losses and net gains on derivative instruments in the three and six months ended December 31, 2016 and 2015, respectively, were due to mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges. Net losses on such coffee-related derivative instruments in each of the three and six months ended December 31, 2016 were $(1.2) million, compared to net gains of $32,000 and net losses of $(0.7) million, respectively, in the comparable periods of the prior fiscal year. In the three and six months ended December 31, 2016, respectively, we recognized $(41,000) and $(28,000) in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness, as compared to $(0.1) million and $(0.5) million in the three and six months ended December 31, 2015, respectively.
Interest expense in the three and six months ended December 31, 2016, was $(0.5) million and $(0.9) million, respectively, as compared to $(0.1) million and $(0.2) million, respectively, in the comparable periods of the prior fiscal year. The higher interest expense in the three and six months ended December 31, 2016 was primarily due to non-recurring and non-cash interest expense related to the sale-leaseback of the Torrance Facility in the amounts of $(0.4) million and $(0.7) million, respectively.
Income Taxes
In the three and six months ended December 31, 2016, we recorded income tax expense of $13.4 million and $14.5 million, respectively, compared to $0.4 million and $0.3 million in the three and six months ended December 31, 2015, respectively.   In the fourth quarter of fiscal 2016, we released the majority of our valuation allowance against our deferred tax assets.  As of June 30, 2016, our net deferred tax assets totaled $80.8 million.  In the three and six months ended December 31, 2016 our deferred tax assets decreased by $11.5 million and $13.0 million, respectively, primarily as a result of deferring the gain on the sale of the Torrance Facility.
The Internal Revenue Service completed its examination of our tax years ended June 30, 2013 and 2014 and accepted the returns as filed for those years.
Net Income
As a result of the foregoing factors, net income was $20.1 million, or $1.20 per diluted common share, in the three months ended December 31, 2016 as compared to $5.6 million, or $0.34 per diluted common share, in the three months ended December 31, 2015. Net income was $21.7 million, or $1.30 per diluted common share, in the six months ended December 31, 2016 as compared to $4.5 million, or $0.27 per diluted common share, in the six months ended December 31, 2015.
Non-GAAP Financial Measures
In addition to net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net income” is defined as net income (loss) excluding the impact of:

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets;

•	non-cash income tax benefit, including the release of valuation allowance on deferred tax assets;

•	non-recurring 2016 proxy contest-related expenses; and

•	non-cash interest expense accrued on the Torrance Facility sale-leaseback financing obligation;
and including the impact of:

•	income taxes on non-GAAP adjustments.
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
In the first quarter of fiscal 2017, we modified the calculation of Non-GAAP net income and Non-GAAP net income per diluted common share (i) to exclude non-recurring expenses for legal and other professional services incurred in connection with the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of stockholders ("2016 proxy contest-related expenses") and non-cash interest expense accrued on the Torrance Facility sale-leaseback financing obligation which has been included in the computation of the gain on sale upon conclusion of the leaseback arrangement, and (ii) to include income tax expense on the non-GAAP adjustments based on the Company’s marginal tax rate of 39.0%. There was no similar adjustment for non-cash income tax expense in the comparable period of the prior fiscal year due to the valuation allowance recorded against the Company’s deferred tax assets. We also modified Adjusted EBITDA and Adjusted EBITDA Margin to exclude 2016 proxy contest-related expenses. These modifications to our non-GAAP financial measures were made because such expenses are not reflective of our ongoing operating results and adjusting for them will help investors with comparability of our results. The historical presentation of the non-GAAP financial measures was not affected by these modifications.

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
Set forth below is a reconciliation of reported net income to Non-GAAP net income and reported net income per common share-diluted to Non-GAAP net income per diluted common share (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2016	2015	2016	2015
Net income, as reported	$20,076	$5,561	$21,694	$4,487
Restructuring and other transition expenses	3,965	5,236	6,995	10,686
Net gain from sale of Torrance Facility	(37,449)	—	(37,449)	—
Net gains from sale of Spice Assets	(334)	(5,106)	(492)	(5,106)
Net losses (gains) from sales of other assets	114	55	(1,439)	(159)
Non-recurring 2016 proxy contest-related expenses	3,719	—	4,990	—
Interest expense on sale-leaseback financing obligation	371	—	681	—
Income tax expense on non-GAAP adjustments	11,549	—	10,418	—
Non-GAAP net income	$2,011	$5,746	$5,398	$9,908

Net income per common share—diluted, as reported	$1.20	$0.34	$1.30	$0.27
Impact of restructuring and other transition expenses	$0.24	$0.32	$0.42	$0.65
Impact of net gain from sale of Torrance Facility	$(2.24)	$—	$(2.24)	$—
Impact of net gains from sale of Spice Assets	$(0.02)	$(0.31)	$(0.03)	$(0.31)
Impact of net losses (gains) from sales of other assets	$0.01	$—	$(0.09)	$(0.01)
Impact of non-recurring 2016 proxy contest-related expenses	$0.22	$—	$0.30	$—
Impact of interest expense on sale-leaseback financing obligation	$0.02	$—	$0.04	$—
Impact of income tax expense on non-GAAP adjustments	$0.69	$—	$0.62	$—
Non-GAAP net income per diluted common share	$0.12	$0.35	$0.32	$0.60

Set forth below is a reconciliation of reported net income to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2016	2015	2016	2015
Net income, as reported	$20,076	$5,561	$21,694	$4,487
Income tax expense	13,416	363	14,499	275
Interest expense	524	109	913	230
Depreciation and amortization expense	5,075	5,192	10,086	10,487
ESOP and share-based compensation expense	1,152	1,422	2,094	2,651
Restructuring and other transition expenses	3,965	5,236	6,995	10,686
Net gain from sale of Torrance Facility	(37,449)	—	(37,449)	—
Net gains from sale of Spice Assets	(334)	(5,106)	(492)	(5,106)
Net losses (gains) from sales of other assets	114	55	(1,439)	(159)
Non-recurring 2016 proxy contest-related expenses	3,719	—	4,990	—
Adjusted EBITDA	$10,258	$12,832	$21,891	$23,551
Adjusted EBITDA Margin	7.4%	9.0%	8.1%	8.5%

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
At December 31, 2016, we were eligible to borrow up to a total of $62.4 million under the Revolving Facility and had outstanding borrowings of $18.5 million, utilized $4.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $39.4 million. At December 31, 2016, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.33%. At December 31, 2016, we were in compliance with all of the restrictive covenants under the Revolving Facility.
At January 31, 2017, we had estimated outstanding borrowings of $22.5 million, utilized $4.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $35.4 million. At January 31, 2017, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 2.33%.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. At December 31, 2016, we had $8.4 million in cash and cash equivalents and $26.2 million in short-term investments. We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including additional construction costs to complete the New Facility and anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures and the expected expenditures associated with the Corporate Relocation Plan.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products.
Net cash provided by operating activities was $11.3 million in the six months ended December 31, 2016 compared to $4.0 million in the six months ended December 31, 2015. The higher level of net cash provided by operating activities in the six months ended December 31, 2016 compared to the same period of the prior fiscal year was primarily due to higher net income and a higher level of cash inflows from operating activities primarily from the increase in deferred income taxes and accounts payable balances, partially offset by cash outflows from increases in inventory and accounts receivable balances, payment of previously accrued bonus and restructuring and other transition expenses related to the Torrance Facility closure, cash outflows from purchase of short-term investments and a decrease in derivative assets. Net cash provided by operating activities in the six months ended December 31, 2015 was due to cash inflows from operating activities resulting primarily from proceeds from sales of short-term investments partially offset by cash outflows from purchase of short-term investments, an increase in derivative assets, accounts receivable and inventory balances and payments of accounts payable balance and accrued payroll and other liabilities. Net cash provided by operating activities in the six months ended December 31, 2015 included the release of restriction on $1.0 million in cash held in coffee-related derivative margin accounts, as we had a net gain position in such accounts.
Net cash used in investing activities in the six months ended December 31, 2016 was $56.5 million as compared to $11.3 million in the six months ended December 31, 2015. In the six months ended December 31, 2016, net cash used in investing activities included $26.9 million in cash used for purchases of property, plant and equipment, $21.8 million in purchases of construction-in-progress assets in connection with the construction of the New Facility and $11.2 million net of cash acquired, in connection with the China Mist acquisition, offset by $3.3 million in proceeds from sales of property, plant and equipment, primarily real estate. In the six months ended December 31, 2015, net cash used in investing activities included $11.4 million for purchases of property, plant and equipment and $5.7 million in purchases of construction-in-progress assets in connection with construction of the New Facility, partially offset by proceeds from sales of assets of $5.8 million, including $5.3 million in proceeds from the sale of Spice Assets.
Net cash provided by financing activities in the six months ended December 31, 2016 was $32.5 million as compared to $5.2 million in the six months ended December 31, 2015. Net cash provided by financing activities in the six months ended December 31, 2016 included $42.5 million in proceeds from the sale of the Torrance Facility, $18.4 million in net borrowings under our Revolving Facility primarily to pay for the China Mist acquisition and for expenditures related to the Corporate Relocation Plan, $7.7 million in proceeds from lease financing in connection with the purchase of the partially constructed New Facility, and $0.4 million in proceeds from stock option exercises, partially offset by $35.8 million in repayments on lease financing to acquire the partially constructed New Facility upon purchase option closing, and $0.6 million used to pay capital lease obligations. Net cash provided by financing activities in the six months ended December 31, 2015 included $5.7 million in proceeds from lease financing in connection with the construction of the New Facility, $0.1 million in net borrowings under our Revolving Facility, and $1.3 million in proceeds from stock option exercises, partially offset by $1.7 million to pay capital lease obligations, $8,000 in deferred financing costs for the Revolving Facility, and $0.2 million in tax withholding payments associated with net share settlement of equity awards.
Sale of Spice Assets
In order to focus on our core product offerings, in the second quarter of fiscal 2016, we completed the sale of certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products to Harris. See Note 6, Sales of Assets—Sale of Spice Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Sale of Torrance Facility
On July 15, 2016, we completed the sale of the Torrance Facility for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million. Following the closing of the sale, we leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. We vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. Accordingly, in the three and six months ended December 31, 2016, we recognized a net gain from the sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.4 million and $0.7 million, respectively, and non-cash rent expense of $0.5 million and $1.4 million, respectively, representing the rent for the zero base rent period previously recorded in “Other current liabilities” on our consolidated balance sheet. See Note 6, Sale of Assets—Sale of Torrance Facility and Note 7, Assets Held for Sale, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Torrance Facility Exit Costs
We estimate that we will incur approximately $31 million in cash costs in connection with the exit of the Torrance Facility consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan in fiscal 2015 through December 31, 2016, we have recognized a total of $30.3 million of the estimated $31 million in aggregate cash costs, including $17.0 million in employee retention and separation benefits, $6.2 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of our Torrance operations and certain distribution operations and $7.1 million in other related costs recorded in “Restructuring and other transition expenses” in our condensed consolidated statements of operations. The remainder is expected to be recognized in the third quarter of fiscal 2017. Additionally, from inception through December 31, 2016, we recognized non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. We may incur certain pension-related costs in connection with the Corporate Relocation Plan which are not included in the estimated $31 million in aggregate cash costs. See Note 4, Corporate Relocation Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Purchase Option Exercise
On September 15, 2016, we closed the purchase option and acquired the land and the partially constructed New Facility located thereon for an aggregate purchase price of $42.5 million, consisting of the purchase option price of $42.0 million based on actual construction costs incurred for the partially constructed New Facility as of the Purchase Option Closing Date, plus the option exercise fee, plus amounts paid in respect of real estate commissions, title insurance, and recording fees. The Purchase Price was paid in cash from proceeds received from the sale of the Torrance Facility. Upon closing of the purchase option, we recorded the aggregate purchase price of the New Facility in "Property, plant and equipment, net" on our consolidated balance sheet. The asset related to the New Facility lease obligation included in "Property, plant and equipment, net," the offsetting liability for the lease obligation included in "Other long-term liabilities" and the rent expense related to the land were reversed. See Note 5, New Facility—Lease Agreement and Purchase Option Exercise, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
New Facility Costs
Based on the final budget, we estimate that the total construction costs including the cost of the land for the New Facility will be approximately $55 million to $60 million of which we have paid an aggregate of $49.9 million as of December 31, 2016 and have outstanding contractual obligations of $9.9 million as of December 31, 2016. In addition to the costs to complete the construction of the New Facility, we expect to incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures, and related expenditures of which we have paid an aggregate of $17.9 million as of December 31, 2016, including $11.1 million under the Amended Building Contract, and have outstanding contractual obligations of $10.8 million as of December 31, 2016. See Note 5, New Facility, and Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures and related expenditures for the New Facility are expected to be incurred in the first three quarters of fiscal 2017. Construction of and relocation to the New Facility are expected to be completed in the third quarter of fiscal 2017.

The following table summarizes the expenditures paid for the New Facility as of December 31, 2016 as compared to the final budget:

	Expenditures paid			Budget
(In thousands)	Six Months Ended December 31, 2016	Through Fiscal Year Ended June 30, 2016	Total	Lower bound	Upper bound
Building and facilities, including land	$21,783	$28,110	$49,893	$55,000	$60,000
Machinery and equipment; furniture and fixtures	13,505	4,443	17,948	35,000	39,000
Total	$35,288	$32,553	$67,841	$90,000	$99,000
Capital Expenditures
For the six months ended December 31, 2016 and 2015, our capital expenditures were as follows:

	Six Months Ended December 31,
(In thousands)	2016	2015
Coffee brewing equipment	$5,885	$3,930
Building and facilities	—	158
Vehicles, machinery and equipment	5,735	6,716
Software, office furniture and equipment	1,739	579
Total Capital Expenditures Excluding New Facility	$13,359	$11,383
New Facility:
Building and facilities, including land	$21,783	$—
Vehicles, machinery and equipment	10,554	5,738
Software, office furniture and equipment	2,951	—
Total capital expenditures	$48,647	$17,121
Our expected capital expenditures for fiscal 2017 unrelated to the New Facility include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware, and are expected to be consistent with the average capital expenditures for the past three fiscal years.
Working Capital
At December 31, 2016 and June 30, 2016, our working capital was composed of the following:

	December 31, 2016	June 30, 2016
(In thousands)
Current assets	$146,200	$153,365
Current liabilities	98,536	56,837
Working capital	$47,664	$96,528

Contractual Obligations
The following table contains information regarding total contractual obligations as of December 31, 2016, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$11,782	$2,112	$7,225	$2,259	$186
New Facility construction and equipment contracts(1)	20,677	20,677	—	—	—
Capital lease obligations(2)	1,725	702	968	55	—
Pension plan obligations	85,985	3,947	16,858	17,918	47,262
Postretirement benefits other than pension plans	11,417	540	2,245	2,386	6,246
Revolving credit facility	18,532	18,532	—	—	—
Purchase commitments(3)	88,992	68,777	20,215	—	—
Total contractual obligations	$239,110	$115,287	$47,511	$22,618	$53,694
 ______________
(1) Includes $9.9 million in outstanding contractual obligations for construction of the New Facility and $10.8 million outstanding contractual obligations under the Amended Building Contract as of December 31, 2016. See Note 5, New Facility, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
(2) Includes imputed interest of $0.1 million.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of December 31, 2016. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

As of December 31, 2016, we had committed to purchase green coffee inventory totaling $69.0 million under fixed-price contracts, equipment for the New Facility totaling $0.6 million and other purchases totaling $19.4 million under non-cancelable purchase orders.
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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at December 31, 2016. This table is predicated on an “instantaneous”

change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At December 31, 2016, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at December 31, 2016	Change in Market Value
Interest Rate Changes
–150 basis points	$27,481	$1,291
–100 basis points	$27,132	$942
Unchanged	$26,190	$—
+100 basis points	$25,185	$(1,005)
+150 basis points	$24,688	$(1,502)
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At December 31, 2016, we had outstanding borrowings of $18.5 million, utilized $4.5 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $39.4 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at December 31, 2016 was 3.33%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the Revolving Facility, excluding interest on letters of credit, based on the prime interest rate as of December 31, 2016:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$18,532	2.25%	$417
–100 basis points	$18,532	2.75%	$510
Unchanged	$18,532	3.75%	$695
+100 basis points	$18,532	4.75%	$880
+150 basis points	$18,532	5.25%	$973

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
We purchase over-the-counter coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments also may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods.
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended December 31, 2016 and 2015, we reclassified $0.2 million in gains and $(3.9) million in losses on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. For the six months ended December 31, 2016 and 2015, we reclassified $(0.3) million and $(8.8) million in losses on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three months ended December 31, 2016 and 2015, we recognized in “Other, net” $(41,000) and $(0.1) million in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. For the six months ended December 31, 2016 and 2015, we recognized in “Other, net” $(28,000) and $(0.5) million in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” For the three months ended December 31, 2016 and 2015, we recorded in “Other, net” net losses of $(1.2) million and net gains of $32,000, respectively, on coffee-related derivative instruments not designated as accounting hedges. For the six months ended December 31, 2016 and 2015, we recorded in “Other, net” net losses on coffee-related derivative instruments not designated as accounting hedges in the amounts of $(1.2) million and $(0.7) million, respectively.
The following table summarizes the potential impact as of December 31, 2016 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$231	$(231)	$2,465	$(2,465)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2016. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2016, our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice President, Corporate Controller (interim principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Vice President and Corporate Controller concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in our Form 8-K filed with the SEC on December 16, 2016, Isaac N. Johnston, Jr. our former Treasurer and Chief Financial Officer resigned from that position effective January 6, 2017 to pursue another opportunity. On February 1, 2017, the Company’s Board of Directors appointed Rene E. Peth, the Company’s current Vice President, Corporate Controller, to perform the functions of interim principal financial and accounting officer pending the Company’s search for a successor Treasurer and Chief Financial Officer. As a result, there have been changes in the individuals responsible for executing the controls; however, we continue to execute our business processes under the same controls and we do not believe this organizational change materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

The recent resignation of our Treasurer and Chief Financial Officer may negatively affect our business.
On December 16, 2016, we announced that Isaac N. Johnston, Jr. resigned as our Treasurer and Chief Financial Officer effective January 6, 2017 to pursue another opportunity. On February 1, 2017, our Board of Directors appointed Rene E. Peth, our current Vice President, Corporate Controller, to perform the functions of interim principal financial and accounting officer pending the Company’s search for a successor Treasurer and Chief Financial Officer. We cannot be certain what impact the loss of Mr. Johnston, the transition of his responsibilities on an interim basis, or the transition to a new Treasurer and Chief Financial Officer will have on our business or that additional changes in senior management will not occur.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Michael H. Keown
Michael H. Keown President and Chief Executive Officer (chief executive officer)
February 9, 2017

By:	/s/ Rene E. Peth
Rene E. Peth Vice President, Corporate Controller (interim principal financial and accounting officer)
February 9, 2017

EXHIBIT INDEX

2.1
Asset Purchase Agreement, dated as of November 16, 2015, by and between Farmer Bros. Co. and Harris Spice Company Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2015 and incorporated herein by reference).*

2.2
Purchase Agreement, dated as of September 9, 2016, among Tea Leaf Acquisition Corp., China Mist Brands, Inc., certain stockholders of China Mist Brands, Inc., for certain limited purposes, Daniel W. Schweiker and John S. Martinson, and Daniel W. Schweiker, in his capacity as the sellers’ representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2016 and incorporated herein by reference).*

3.1
Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the SEC on September 16, 2014 and incorporated herein by reference).

3.2
Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

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

10.1
Credit Agreement, dated as of March 2, 2015, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2015 and incorporated herein by reference).

10.2
Joinder Agreement, dated as of October 11, 2016, by and among China Mist Brands, Inc., Farmer Bros. Co., as the Borrower’s Representative, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of March 2, 2015 (filed herewith).

10.3
Pledge and Security Agreement, dated as of March 2, 2015, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2015 and incorporated herein by reference).

10.4
Joinder to Pledge and Security Agreement, dated as of October 11, 2016, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., China Mist Brands, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.5
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).**

10.6
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.7
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).**

10.8
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.9
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.10
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.11
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the SEC on September 7, 2012 and incorporated herein by reference).**

10.12
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.13
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.14
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

10.15
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.16
Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.17
ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.18
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2012 and incorporated herein by reference).**

10.19
Employment Agreement, dated as of December 2, 2014, by and between Farmer Bros. Co. and Barry C. Fischetto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference).**

10.20
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).**

10.21
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.22
Employment Agreement, dated as of September 25, 2015, by and between Farmer Bros. Co. and Isaac N. Johnston, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.23
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).**

10.24
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.25
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.26
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.27
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.28
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.29
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.30
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.31
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.32
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.33
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.34
First Amendment to Lease Agreement dated as of December 29, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.35
Amendment No. 2 to Lease Agreement dated as of March 10, 2016, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.36
Termination of Lease Agreement, dated as of September 15, 2016, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 9, 2016).

10.37
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.38
First Amendment to Development Management Agreement dated as of January 1, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.39
Second Amendment to Development Management Agreement dated as of March 25, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

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

10.42
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 11, 2016, by and between Farmer Bros. Co. as Seller, and Bridge Acquisition, LLC as Buyer (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2016, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.