Form 10-Q
period 2017-03-31
FARMER BROTHERS CO
filed 2017-05-10
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the

Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO  ☒
As of May 9, 2017, the registrant had 16,844,216 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,727	$21,095
Short-term investments	26,541	25,591
Accounts and notes receivable, net	50,426	44,364
Inventories	60,712	46,378
Income tax receivable	293	247
Short-term derivative assets	—	3,954
Prepaid expenses	4,789	4,557
Assets held for sale	—	7,179
Total current assets	148,488	153,365
Property, plant and equipment, net	171,977	118,416
Goodwill	9,940	272
Intangible assets, net	19,172	6,219
Other assets	7,311	9,933
Deferred income taxes	66,046	80,786
Total assets	$422,934	$368,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	45,216	23,919
Accrued payroll expenses	18,168	24,540
Short-term borrowings under revolving credit facility	44,175	109
Short-term obligations under capital leases	1,131	1,323
Short-term derivative liabilities	339	—
Other current liabilities	7,074	6,946
Total current liabilities	116,103	56,837
Accrued pension liabilities	67,331	68,047
Accrued postretirement benefits	20,183	20,808
Accrued workers’ compensation liabilities	10,248	11,459
Other long-term liabilities-capital leases	389	1,036
Other long-term liabilities	600	28,210
Total liabilities	$214,854	$186,397
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,841,650 and 16,781,561 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	16,842	16,782
Additional paid-in capital	40,704	39,096
Retained earnings	220,070	196,782
Unearned ESOP shares	(4,289)	(6,434)
Accumulated other comprehensive loss	(65,247)	(63,632)
Total stockholders’ equity	$208,080	$182,594
Total liabilities and stockholders’ equity	$422,934	$368,991
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales	$138,187	$134,468	$407,700	$410,220
Cost of goods sold	84,367	81,908	247,586	254,173
Gross profit	53,820	52,560	160,114	156,047
Selling expenses	40,377	38,447	117,912	112,741
General and administrative expenses	9,196	10,977	31,925	29,951
Restructuring and other transition expenses	2,547	3,169	9,542	13,855
Net gain from sale of Torrance Facility	—	—	(37,449)	—
Net gains from sale of Spice Assets	(272)	(335)	(764)	(5,441)
Net gains from sales of other assets	(86)	(4)	(1,525)	(163)
Operating expenses	51,762	52,254	119,641	150,943
Income from operations	2,058	306	40,473	5,104
Other income (expense):
Dividend income	273	288	808	840
Interest income	147	139	435	359
Interest expense	(517)	(111)	(1,430)	(341)
Other, net	1,044	613	(1,088)	35
Total other income (expense)	947	929	(1,275)	893
Income before taxes	3,005	1,235	39,198	5,997
Income tax expense	1,411	43	15,910	318
Net income	$1,594	$1,192	$23,288	$5,679
Net income per common share—basic	$0.10	$0.07	$1.40	$0.34
Net income per common share—diluted	$0.10	$0.07	$1.39	$0.34
Weighted average common shares outstanding—basic	16,605,754	16,539,479	16,584,125	16,486,469
Weighted average common shares outstanding—diluted	16,721,774	16,647,415	16,704,200	16,614,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$1,594	$1,192	$23,288	$5,679
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges	104	(1,245)	(1,249)	(5,575)
(Gains) losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold	(516)	2,677	(366)	11,504
Total comprehensive income, net of tax	$1,182	$2,624	$21,673	$11,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$23,288	$5,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,613	15,721
(Recovery of) provision for doubtful accounts	(44)	432
Interest on sale-leaseback financing obligation	681	—
Restructuring and other transition expenses, net of payments	2,191	(1,939)
Deferred income taxes	15,766	72
Net gain from sale of Torrance Facility	(37,449)	—
Net gains from sales of Spice Assets and other assets	(2,289)	(5,604)
ESOP and share-based compensation expense	2,996	3,488
Net losses on derivative instruments and investments	793	11,839
Change in operating assets and liabilities:
Restricted cash	—	1,002
Purchases of trading securities held for investment	(4,216)	(5,938)
Proceeds from sales of trading securities held for investment	2,911	4,909
Accounts and notes receivable	(3,994)	(6,503)
Inventories	(13,242)	(4,452)
Income tax receivable	(46)	(70)
Derivative assets (liabilities), net	3,845	(11,580)
Prepaid expenses and other assets	(203)	865
Accounts payable	11,293	(997)
Accrued payroll expenses and other current liabilities	(5,712)	3,209
Accrued postretirement benefits	(624)	(384)
Other long-term liabilities	(2,028)	(337)
Net cash provided by operating activities	$10,530	$9,412
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	$(25,853)	$—
Purchases of property, plant and equipment	(35,497)	(16,193)
Purchases of construction-in-progress assets for New Facility	(26,653)	(13,492)
Proceeds from sales of property, plant and equipment	3,984	5,990
Net cash used in investing activities	$(84,019)	$(23,695)
(continued on next page)

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Proceeds from revolving credit facility	$67,583	$314
Repayments on revolving credit facility	(23,517)	(86)
Proceeds from sale-leaseback financing obligation	42,455	—
Proceeds from New Facility lease financing	7,662	13,492
Repayments of New Facility lease financing	(35,772)	—
Payments of capital lease obligations	(1,107)	(2,710)
Payment of financing costs	—	(8)
Proceeds from stock option exercises	823	1,610
Tax withholding payment - net share settlement of equity awards	(6)	(159)
Net cash provided by financing activities	$58,121	$12,453
Net decrease in cash and cash equivalents	$(15,368)	$(1,830)
Cash and cash equivalents at beginning of period	21,095	15,160
Cash and cash equivalents at end of period	$5,727	$13,330

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$353	$190
Net change in derivative assets and liabilities included in other comprehensive income, net of tax	$(1,615)	$5,929
Construction-in-progress assets under New Facility lease	$—	$5,662
New Facility lease obligation	$—	$5,662
Non-cash additions to property, plant and equipment	$8,515	$1,576
Non-cash portion of earnout receivable recognized-Spice Assets sale	$229	$335
Non-cash portion of earnout payable recognized-China Mist acquisition	$500	$—
Non-cash portion of earnout payable recognized-West Coast Coffee acquisition	$600	$—
Option costs paid with exercised shares	$174	$—

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
The Company operates production facilities in Northlake, Texas (the "New Facility"); Houston, Texas; Portland, Oregon; Hillsboro, Oregon; and Scottsdale, Arizona. Distribution takes place out of the New Facility, the Portland, Hillsboro and Scottsdale facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. On July 15, 2016, the Company completed the sale of certain property, including the Company’s former headquarters in Torrance, California (the “Torrance Facility”) and leased it back. The Company vacated the Torrance Facility after transitioning the Company’s remaining Torrance operations to its other facilities and concluded the leaseback arrangement as of December 31, 2016. The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017.
The Company’s products reach its customers primarily in two ways: through the Company’s nationwide direct-store-delivery, or DSD, network of 646 delivery routes and 114 branch warehouses as of March 31, 2017, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are made “off-truck” by the Company to its customers at their places of business.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. Events occurring subsequent to March 31, 2017 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2017.
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
During the three months ended March 31, 2017, other than the following, there were no significant updates made to the Company's significant accounting policies.
Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. If such an adjustment is required, the Company will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. Transaction costs, including legal and accounting expenses, are expensed as incurred and are included in general and administrative expenses in the Company's condensed consolidated statements of operations. Contingent consideration, such as earnout, is deferred as a short-term or long-term liability based on an estimate of the timing of the future payment. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The results of operations of businesses acquired are included in the Company's condensed consolidated financial statements from their dates of acquisition. See Note 3.
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
Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. There were no indefinite-lived intangible asset or goodwill impairment charges recorded in the nine months ended March 31, 2017 or 2016.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including acquired recipes, non-compete agreements, customer relationships, trade names and trademarks. These assets are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no other intangible asset impairment charges recorded in the nine months ended March 31, 2017 or 2016.
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
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in each of the three months ended March 31, 2017 and 2016 were $7.0 million. Coffee brewing equipment costs included in cost of goods sold in the nine months ended March 31, 2017 and 2016 were $19.9 million and $20.4 million, respectively.
The Company capitalizes coffee brewing equipment and depreciates it over an estimated three or five year period, depending on the assessment of the useful life and reports the depreciation expense in cost of goods sold. Such depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended March 31, 2017 and 2016 was $2.3 million and $2.4 million, respectively, and $6.9 million and $7.5 million, respectively, in the nine months ended March 31, 2017 and 2016. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $8.3 million and $5.7 million in the nine months ended March 31, 2017 and 2016, respectively.
Net Income Per Common Share
Computation of net income per share ("EPS") for the three months ended March 31, 2017 and 2016 includes the dilutive effect of 116,020 and 107,936 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period, but excludes the dilutive effect of 30,401 and 59,854 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company's common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive.
Computation of EPS for the nine months ended March 31, 2017 and 2016 includes the dilutive effect of 120,075 and 127,806 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the applicable period, but excludes 25,508 and 35,253 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive. See Note 19.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Shipping and Handling Costs
Shipping and handling costs incurred through outside carriers are recorded as a component of the Company's selling expenses and were $6.0 million and $3.0 million, respectively, in the three months ended March 31, 2017 and 2016, and $17.2 million and $7.9 million, respectively, in the nine months ended March 31, 2017 and 2016. With the Company’s move to 3PL for its long-haul distribution in the third quarter of fiscal 2016, payroll, benefits, vehicle costs and other costs associated with the Company’s internal operation of its long-haul distribution previously included elsewhere in selling expenses are now represented in outsourced shipping and handling costs in the three and nine months ended March 31, 2017. The amount associated with outside carriers for the Company's long-haul distribution recorded in shipping and handling costs in the three months ended March 31, 2017 was approximately the same in the three months ended March 31, 2016. The amount associated with outside carriers for the Company's long-haul distribution recorded in shipping and handling costs in the nine months ended March 31, 2017 was less than the comparable aggregate operating costs associated with internally managing the Company’s long-haul distribution in the nine months ended March 31, 2016.

Recently Adopted Accounting Standards
No new accounting standards were adopted by the Company in the three months ended March 31, 2017.
New Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, "Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" ("ASU 2017-07"). ASU 2017-07 amends the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The guidance in ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and is effective for the Company beginning July 1, 2018. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will not have a significant impact on the results of operations, financial position or cash flows of the Company.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" ("ASU 2017-04"). The amendments in ASU 2017-04 address concerns regarding the cost and complexity of the two-step goodwill impairment test, and remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The guidance in ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is effective for the Company beginning July 1, 2020. Adoption of ASU 2017-04 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses and provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace the missing elements. The guidance in ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted in certain circumstances. ASU 2017-01 is effective for the Company beginning July 1, 2018. Adoption of ASU 2017-01 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. ASU 2016-18 is effective for the Company beginning

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

July 1, 2018. Adoption of ASU 2016-18 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 amended ASC 205-40-Presentation of Financial Statements-Going Concern and requires management to evaluate

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are available to be issued and provide related disclosures of such conditions and events. The amendments in ASU 2014-15 apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Adoption of ASU 2014-15 will not have a material impact on the Company's results of operations, financial position and cash flows.

Note 3. Acquisitions
China Mist Brands, Inc.
On October 11, 2016, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored iced teas and iced green teas. The acquisition of China Mist is expected to extend the Company's tea product offerings and give the Company a greater presence in the high-growth premium tea industry. As part of the transaction, the Company assumed the lease on China Mist’s existing 17,400 square foot production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. The Company acquired China Mist for aggregate purchase consideration of $11.7 million, which included $11.2 million in cash paid at closing including working capital adjustments of $0.4 million and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. This contingent earnout liability is currently estimated to have a fair value of $0.5 million and is recorded in other current liabilities on the Company's condensed consolidated balance sheet at March 31, 2017. The earnout is estimated to be paid within the next twelve months.
In the nine months ended March 31, 2017, the Company incurred $0.2 million in transaction costs related to the China Mist acquisition, consisting primarily of legal and accounting expenses, which are included in general and administrative expenses in the Company's condensed consolidated statements of operations.
The financial effect of this acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company's consolidated results of operations.
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table summarizes the preliminary allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid, net of cash acquired	$11,183
Contingent consideration	500
Total consideration	$11,683

Accounts receivable	$811
Inventory	544
Prepaid assets	48
Property, plant and equipment	212
Goodwill	1,871
Intangible assets:
Recipes	930	7
Non-compete agreement	100	5
Customer relationships	450	10
Trade name/Trademark—finite-lived	7,100	10
Accounts payable	(383)
Total consideration, net of cash acquired	$11,683
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
West Coast Coffee Company, Inc.
On February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. The acquisition of West Coast Coffee is expected to broaden the Company's reach in the Northwestern United States. As part of the transaction, the Company entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot production, distribution and warehouse facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

and Nevada, expiring on various dates through November 2020. The Company acquired West Coast Coffee for aggregate purchase consideration of $15.7 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. This contingent earnout liability is currently estimated to have a fair value of $0.6 million and is recorded in other long-term liabilities on the Company’s condensed consolidated balance sheet at March 31, 2017. The earnout is estimated to be paid within the next twenty-four months.
In the three and nine months ended March 31, 2017, the Company incurred $0.3 million in transaction costs related to the West Coast Coffee acquisition, consisting primarily of legal and accounting expenses, which are included in general and administrative expenses in the Company's condensed consolidated statements of operations.
The financial effect of this acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company's  consolidated results of operations.
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
The following table summarizes the preliminary allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid, net of cash acquired	$14,671
Contingent consideration	600
Total consideration	$15,271

Accounts receivable	$955
Inventory	939
Prepaid assets	20
Property, plant and equipment	1,546
Goodwill	7,797
Intangible assets:
Non-compete agreements	100	5
Customer relationships	4,400	10
Trade name—finite-lived	260	7
Brand name—finite-lived	250	1.7
Accounts payable	(814)
Other liabilities	(182)
Total consideration, net of cash acquired	$15,271
The preliminary purchase price allocation is subject to change based on numerous factors, including the final adjusted purchase price and the final estimated fair value of the assets acquired and liabilities assumed.
In connection with this acquisition, the Company recorded goodwill of $7.8 million, which is deductible for tax purposes. The Company also recorded $5.0 million in finite-lived intangible assets that included non-compete agreements, customer relationships, a trade name and a brand name. The weighted average amortization period for the finite-lived intangible assets is 9.3 years.
The determination of the fair value of intangible assets acquired was primarily based on significant inputs not observable in an active market and thus represent Level 3 fair value measurements as defined under GAAP.
The fair value assigned to the non-compete agreements was determined utilizing the with and without method. Under the with and without method, the fair value of the intangible asset is estimated based on the difference in projected earnings

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

with the agreements in place versus projected earnings based on starting with no agreements in place. Revenue and earnings projections were significant inputs into estimating the value of West Coast Coffee's non-compete agreements.
The fair value assigned to the customer relationships was determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and this method utilizes revenue and cost projections including an assumed contributory asset charge.
The fair values assigned to the trade name and the brand name were determined utilizing the relief from royalty method. The relief from royalty method is based on the premise that the intangible asset owner would be willing to pay a royalty rate to license the subject asset. The analysis involves forecasting revenue over the life of the asset, applying a royalty rate and a tax rate, and then discounting the savings back to present value at an appropriate discount rate.

Note 4. Restructuring Plans
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
Expenses related to the Corporate Relocation Plan in the three months ended March 31, 2017 consisted of $0.4 million in employee retention and separation benefits, $0.6 million in facility-related costs including costs associated with the move of the Company's headquarters and the relocation of certain distribution operations and $0.3 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the three months ended March 31, 2017 also included $22,000 in non-cash depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities.
Expenses related to the Corporate Relocation Plan in the nine months ended March 31, 2017 consisted of $1.1 million in employee retention and separation benefits, $5.9 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters and the relocation of certain distribution operations and $1.3 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in the nine months ended March 31, 2017 also included $2.5 million in non-cash charges, including $1.1 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the nine months ended March 31, 2017:

(In thousands)	Balances, June 30, 2016	Additions	Payments	Non-Cash Settled	Adjustments	Balances, March 31, 2017
Employee-related costs(1)	$2,342	$1,109	$2,616	$—	$—	$835
Facility-related costs(2)	—	5,850	3,375	2,475	—	—
Other(3)	200	1,294	1,494	—	—	—
Total(2)	$2,542	$8,253	$7,485	$2,475	$—	$835
Current portion	$2,542					$835
Non-current portion	$—					$—
Total	$2,542					$835
_______________
(1) Included in “Accrued payroll expenses” on the Company's condensed consolidated balance sheets.
(2) Non-cash settled facility-related costs represent (a) depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

included in "Property, plant and equipment, net" on the Company's condensed consolidated balance sheets and (b) non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
(3) Included in “Accounts payable” on the Company's condensed consolidated balance sheets.
The Company estimated that it would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan through March 31, 2017, the Company has recognized a total of $31.5 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $6.7 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company expects to complete the Corporate Relocation Plan and recognize an additional $0.1 million in other-related costs in the fourth quarter of fiscal 2017. The Company also recognized from inception through March 31, 2017 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan from the time of adoption of the Corporate Relocation Plan through the nine months ended March 31, 2017:

(In thousands)	Balances, June 30, 2014	Additions	Payments	Non-Cash Settled	Adjustments	Balances, March 31, 2017
Employee-related costs(1)	$—	$17,352	$16,517	$—	$—	$835
Facility-related costs(2)	—	10,442	6,711	3,731	—	—
Other	—	7,424	7,424	—	—	—
Total(2)	$—	$35,218	$30,652	$3,731	$—	$835
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

DSD Restructuring Plan
On February 21, 2017, the Company announced a restructuring plan to reorganize its DSD operations in an effort to realign functions into a channel based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. The Company expects to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018.
The Company estimates that it will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges by the end of the second quarter of fiscal 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan.
Expenses related to the DSD Restructuring Plan in the three and nine months ended March 31, 2017 consisted of $0.9 million in employee-related costs and $0.4 million in other related costs. As of March 31, 2017, the Company had paid a total of $0.1 million of these costs and had a balance of $1.2 million in DSD Restructuring Plan-related liabilities on the Company's condensed consolidated balance sheet.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
Pursuant to the Amended Building Contract, Builder will provide pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment that will be installed in portions of the New Facility (the “Project”). The Company has engaged other designers and builders to provide traditional construction work on the Project site, including for the foundation, building envelope and roof of the New Facility. Pursuant to the Amended Building Contract, the Company will pay Builder up to $21.9 million for Builder’s services in connection with the Project. This amount is a guaranteed maximum price and is subject to adjustment in accordance with the terms of the Amended Building Contract. The Amended Building Contract includes an “IDB Work Contract Schedule,” which sets forth interim milestones, durations and material dates in relation to the performance and timing of Builder’s work. The Amended Building Contract includes remedies for the Company in the event agreed milestone dates relating to Builder’s services are not met. The Amended Building Contract is subject to customary undertakings, covenants, obligations, rights and conditions. The  Builder’s work on the Project was substantially completed as of March 31, 2017.
New Facility Costs
Based on the current forecast, the Company estimates that the total construction costs including the cost of land for the New Facility will be approximately $60 million of which the Company has paid an aggregate of $54.7 million as of March 31, 2017 and has outstanding contractual obligations of $5.5 million as of March 31, 2017 (see Note 20). In addition to the costs to complete the construction of the New Facility, the Company estimates that it will incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures of which the Company has paid an aggregate of $20.2 million as of March 31, 2017, including $15.7 million under the Amended Building Contract, and has outstanding contractual obligations of $6.2 million as of March 31, 2017 (see Note 20). The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures, and related expenditures for the New Facility

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

were incurred in the first three quarters of fiscal 2017. Construction of and relocation to the New Facility were substantially completed in the third quarter of fiscal 2017.

Note 6. Sales of Assets
Sale of Spice Assets
In order to focus on its core products, on December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice Company ("Harris"). Harris acquired substantially all of the Company’s personal property used exclusively in connection with the manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the "Spice Assets"), including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three-year period based upon a percentage of certain institutional spice sales by Harris following the closing. The Company recognized $0.3 million and $0.8 million in earnout during the three and nine months ended March 31, 2017, respectively, a portion of which is included in "Net gains from sale of Spice Assets" in the Company's condensed consolidated statements of operations. The sale of the Spice Assets does not represent a strategic shift for the Company and is not expected to have a material impact on the Company's results of operations because the Company will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to its DSD customers.
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
Following the closing of the sale, the Company leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. In accordance with ASC 840, “Leases,” due to the Company’s continuing involvement with the property, the Company accounted for the transaction as a financing transaction, deferred the gain on sale of the Torrance Facility and recorded the net sale proceeds of $42.5 million and accrued non-cash interest expense on the financing transaction in "Sale-leaseback financing obligation" on the Company's consolidated balance sheet at September 30, 2016. The Company vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. See Note 7. As a result, at December 31, 2016, the financing transaction qualified for sales recognition under ASC 840. Accordingly, in the nine months ended March 31, 2017, the Company recognized the net gain from sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.7 million and non-cash rent expense of $1.4 million, representing the rent for the zero base rent period previously recorded in "Other current liabilities" and removed the amounts recorded in "Assets held for sale" and the "Sale-leaseback financing obligation" on its consolidated balance sheet.
Sale of Northern California Branch Property
On September 30, 2016, the Company completed the sale of its branch property in Northern California for a sale price of $2.2 million and leased it back through March 31, 2017, at a base rent of $10,000 per month. The Company recognized a net gain on sale of the Northern California property in the nine months ended March 31, 2017 in the amount of $2.0 million.

Note 7. Assets Held for Sale
The Company had designated its Torrance Facility and one of its branch properties in Northern California as assets held for sale and recorded the carrying values of these properties in the aggregate amount of $7.2 million in "Assets held for sale" on the Company's consolidated balance sheet at June 30, 2016. As of March 31, 2017, these assets were sold (see Note 6).

Note 8. Derivative Instruments

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2017 and June 30, 2016:

(In thousands)	March 31, 2017	June 30, 2016
Derivative instruments designated as cash flow hedges:
Long coffee pounds	11,663	32,550
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	873	1,618
Less: Short coffee pounds	(713)	(188)
Total	11,823	33,980
Coffee-related derivative instruments designated as cash flow hedges outstanding as of March 31, 2017 will expire within 12 months.

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	March 31, 2017	June 30, 2016	March 31, 2017	June 30, 2016
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments	$522	$3,771	$1	$183
Long-term derivative assets(1):
Coffee-related derivative instruments	$—	$2,575	$—	$57
Short-term derivative liabilities:
Coffee-related derivative instruments	$326	$—	$536	$—
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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in accumulated other comprehensive income (loss) “AOCI,” “Cost of goods sold” and “Other, net”:

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2017	2016	2017	2016
Net gains (losses) recognized in accumulated other comprehensive income (effective portion)	$188	$(1,245)	$(2,029)	$(5,575)	AOCI
Net gains (losses) recognized in earnings (effective portion)	$865	$(2,677)	$614	$(11,504)	Costs of goods sold
Net gains (losses) recognized in earnings (ineffective portion)	$90	$(84)	$63	$(568)	Other, net
For the three and nine months ended March 31, 2017 and 2016, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's condensed consolidated statements of operations and in “Net losses on derivative instruments and investments” in the Company's condensed consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Net gains (losses) on coffee-related derivative instruments	$188	$239	$(1,052)	$(455)
Net gains (losses) on investments	738	2	(354)	120
Net gains (losses) on derivative instruments and investments(1)	926	241	(1,406)	(335)
Other gains (losses), net	118	372	318	370
Other, net	$1,044	$613	$(1,088)	$35
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2017 and 2016.

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

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2017	Derivative Assets	$523	$(523)	$—	$—
	Derivative Liabilities	$862	$(523)	$—	$339
June 30, 2016	Derivative Assets	$6,586	$—	$—	$6,586
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2017, $1.9 million of net gains on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2017. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values.
Note 9. Investments
The following table shows gains and losses on trading securities held for investment by the Company:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Total gains (losses) recognized from trading securities held for investment	$738	$2	$(354)	$120
Less: Realized gains (losses) from sales of trading securities held for investment	7	17	5	(10)
Unrealized gains (losses) from trading securities held for investment	$731	$(15)	$(359)	$130

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 10. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2017
Preferred stock(1)	$26,541	$23,606	$2,935	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$522	$—	$522	$—
Coffee-related derivative liabilities(2)	$326	$—	$326	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$1	$—	$1	$—
Coffee-related derivative liabilities(2)	$536	$—	$536	$—

	Total	Level 1	Level 2	Level 3
June 30, 2016
Preferred stock(1)	$25,591	$21,976	$3,615	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$6,346	$—	$6,346	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$240	$—	$240	$—
____________________

(1)	Included in “Short-term investments” on the Company's condensed consolidated balance sheets.

(2)	The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
During the three months ended March 31, 2017, there were no transfers of preferred stock from Level 1 to Level 2.
Note 11. Accounts and Notes Receivable, Net

	March 31, 2017	June 30, 2016
(In thousands)
Trade receivables	$47,891	$43,113
Other receivables(1)	3,190	1,965
Allowance for doubtful accounts	(655)	(714)
Accounts and notes receivable, net	$50,426	$44,364
__________
(1) At March 31, 2017 and June 30, 2016, respectively, the Company had recorded $0.3 million and $0.5 million, in "Other receivables" included in "Accounts and notes receivable, net" on its condensed consolidated balance sheets representing earnout receivable from Harris.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 12. Inventories

(In thousands)	March 31, 2017	June 30, 2016
Coffee
Processed	$11,125	$12,362
Unprocessed	24,290	13,534
Total	$35,415	$25,896
Tea and culinary products
Processed	$21,011	$15,384
Unprocessed	77	377
Total	$21,088	$15,761
Coffee brewing equipment parts	$4,209	$4,721
Total inventories	$60,712	$46,378

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
Because the expected reduction in spice inventory levels at June 30, 2017 from June 30, 2016 levels is expected to generate a beneficial effect, the Company recorded $0.8 million and $2.5 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three and nine months ended March 31, 2017, respectively, which increased income before taxes for the three and nine months ended March 31, 2017 by $0.8 million and $2.5 million, respectively. The Company recorded $0.8 million and $1.1 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three and nine months ended March 31, 2016, respectively, which increased income before taxes for the three and nine months ended March 31, 2016 by $0.8 million and $1.1 million, respectively. Interim LIFO calculations must necessarily be based on management's estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

Note 13. Property, Plant and Equipment

(In thousands)	March 31, 2017	June 30, 2016
Buildings and facilities	$54,364	$54,768
Machinery and equipment	177,916	177,784
Buildings and facilities—New Facility	52,491	28,110
Machinery and equipment—New Facility	19,646	4,443
Office furniture and equipment—New Facility	3,990	—
Equipment under capital leases	7,552	11,982
Capitalized software	21,218	21,545
Office furniture and equipment	8,220	16,077
	345,397	314,709
Accumulated depreciation	(189,756)	(206,162)
Land	16,336	9,869
Property, plant and equipment, net	$171,977	$118,416

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
(In thousands)
Service cost	$124	$97	$372	$291
Interest cost	1,397	1,546	4,191	4,638
Expected return on plan assets	(1,607)	(1,710)	(4,821)	(5,130)
Amortization of net loss(1)	508	370	1,524	1,110
Net periodic benefit cost	$422	$303	$1,266	$909
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
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The remaining estimated withdrawal liability of $3.6 million and $3.8 million is reflected in the Company's condensed consolidated balance sheets at March 31, 2017 and June 30, 2016, respectively, with the short-term and long-term portions reflected in current and long-term liabilities, respectively.
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
The Company recorded matching contributions of $0.4 million in operating expenses in each of the three months ended March 31, 2017 and 2016, and $1.2 million in operating expenses in each of the nine months ended March 31, 2017 and 2016.
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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three and nine months ended March 31, 2017 and 2016. Net periodic postretirement benefit cost for the three and nine months ended March 31, 2017 was based on employee census information and asset information as of July 1, 2016.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
(In thousands)
Service cost	$190	$347	$570	$1,041
Interest cost	207	299	621	897
Amortization of net gain	(157)	(49)	(471)	(147)
Amortization of net prior service credit	(439)	(439)	(1,317)	(1,317)
Net periodic postretirement benefit (credit) cost	$(199)	$158	$(597)	$474

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2017	2016
Retiree Medical Plan discount rate	3.73%	4.69%
Death Benefit discount rate	3.79%	4.74%

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 15. Bank Loan
The Company maintains a $75.0 million senior secured revolving credit facility (“Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million, respectively. The Revolving Facility includes an accordion feature whereby the Company may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on the Company’s eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee ranges from 0.25% to 0.375% per annum based on average revolver usage. Outstanding obligations are collateralized by all of the Company’s assets, excluding certain real property not included in the borrowing base, machinery and equipment (other than inventory), and the Company's preferred stock portfolio. Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. The Company is subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company. The Company is allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Revolving Facility expires on March 2, 2020.
At March 31, 2017, the Company was eligible to borrow up to a total of $61.7 million under the Revolving Facility and had outstanding borrowings of $44.2 million, utilized $4.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $13.1 million. At March 31, 2017, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 2.52% and the Company was in compliance with all of the restrictive covenants under the Revolving Facility.

Note 16. Share-based Compensation
Non-qualified stock options with time-based vesting (“NQOs”)
In the nine months ended March 31, 2017, the Company granted no shares issuable upon the exercise of NQOs.
The following table summarizes NQO activity for the nine months ended March 31, 2017:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	219,629	13.87	6.28	3.7	3,995
Granted	—	—	—	—	—
Exercised	(58,324)	10.72	4.88	—	1,306
Cancelled/Forfeited	(18,156)	25.12	10.89	—	—
Outstanding at March 31, 2017	143,149	13.72	6.26	2.7	3,096
Vested and exercisable at March 31, 2017	129,866	12.40	5.75	2.4	2,981
Vested and expected to vest at March 31, 2017	142,626	13.67	6.24	2.7	3,092
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $35.35 at March 31, 2017 and $32.06 at June 30, 2016, representing the last trading day of the fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the nine months ended March 31, 2017 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

During the nine months ended March 31, 2017, 10,570 NQO shares vested and 58,324 NQO shares were exercised. Total fair value of NQOs vested during the nine months ended March 31, 2017 was $0.1 million. The Company received $0.5 million and $1.3 million in proceeds from exercises of vested NQOs in the nine months ended March 31, 2017 and 2016, respectively.
At March 31, 2017 and June 30, 2016, respectively, there was $0.1 million and $0.4 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at March 31, 2017 is expected to be recognized over the weighted average period of 1.5 years. Total compensation expense for NQOs in the three months ended March 31, 2017 and 2016 was $14,000 and $45,000, respectively. Total compensation expense for NQOs in the nine months ended March 31, 2017 and 2016 was $0.1 million and $0.2 million, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the nine months ended March 31, 2017, the Company granted 149,223 shares issuable upon the exercise of PNQs to eligible employees under the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “LTIP”), with 20% of each such grant subject to forfeiture if a target modified net income goal for fiscal 2017 is not attained. For this purpose, “Modified Net Income” is defined as net income (GAAP) before taxes and excluding any gains or losses from sales of assets, and excluding the effect of restructuring and other transition expenses related to the relocation of the Company’s corporate headquarters to Northlake, Texas. These PNQs have an exercise price of $32.85, which was the closing price of the Company’s common stock as reported on Nasdaq on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the weighted average assumptions used in the Black-Scholes valuation model for PNQs granted during the nine months ended March 31, 2017.

Nine Months Ended March 31, 2017
Weighted average fair value of PNQs	$11.42
Risk-free interest rate	1.53%
Dividend yield	—%
Average expected term	4.9 years
Expected stock price volatility	37.7%

The following table summarizes PNQ activity for the nine months ended March 31, 2017:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	288,599	25.83	10.82	5.7	1,798
Granted	149,223	32.85	11.42	4.8	—
Exercised	(8,132)	24.35	10.67	—	73
Cancelled/Forfeited	(62,262)	31.43	11.38	—	—
Outstanding at March 31, 2017	367,428	27.77	10.97	5.3	2,787
Vested and exercisable at March 31, 2017	149,777	24.01	10.62	4.3	1,698
Vested and expected to vest at March 31, 2017	353,920	27.64	10.96	5.3	2,729

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $35.35 at March 31, 2017 and $32.06 at June 30, 2016 representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the nine months ended March 31, 2017 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

During the nine months ended March 31, 2017, 109,777 PNQ shares vested and 8,132 PNQ shares were exercised. Total fair value of PNQs vested during the nine months ended March 31, 2017 was $1.2 million. The Company received $0.2 million and $0.3 million in proceeds from exercises of vested PNQs in the nine months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the Company met the performance target for the second and final tranche of the fiscal 2014 awards and the first tranche of the fiscal 2015 and fiscal 2016 awards and expects that it will achieve the performance targets set forth in the PNQ agreements for the remainder of the fiscal 2015 and 2016 awards, and the fiscal 2017 awards.
At March 31, 2017 and June 30, 2016, there was $2.1 million and $1.9 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at March 31, 2017 is expected to be recognized over the weighted average period of 1.5 years. Total compensation expense related to PNQs in each of the three months ended March 31, 2017 and 2016 was $0.2 million. Total compensation expense related to PNQs in the nine months ended March 31, 2017 and 2016 was $0.8 million and $0.3 million, respectively.
Restricted Stock
During the nine months ended March 31, 2017, the Company granted 5,106 shares of restricted stock to non-employee directors under the LTIP with a grant date fair value of $35.25 per share. Unlike prior-year awards to non-employee directors, which vest ratably over a period of three years, the fiscal 2017 restricted stock awards cliff vest on the first anniversary of the date of grant subject to continued service to the Company through the vesting date and the acceleration provisions of the LTIP and restricted stock agreement. No shares of restricted stock were granted to employees during the nine months ended March 31, 2017.
During the nine months ended March 31, 2017, 7,458 shares of restricted stock vested.

The following table summarizes restricted stock activity for the nine months ended March 31, 2017:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2016	23,792	26.00	1.8	763
Granted	5,106	35.25	0.7	180
Exercised/Released	(7,458)	24.16	—	253
Cancelled/Forfeited	(5,995)	—	—	—
Outstanding at March 31, 2017	15,445	29.79	1.1	546
Expected to vest at March 31, 2017	14,843	29.78	1.1	525
The aggregate intrinsic value of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $35.35 at March 31, 2017 and $32.06 at June 30, 2016, representing the last trading day of the respective fiscal periods. Restricted stock that is expected to vest is net of estimated forfeitures.
At March 31, 2017 and June 30, 2016, there was $0.3 million and $0.5 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2017 is expected to be recognized over the weighted average period of 1.1 years. Total compensation expense for restricted stock was $15,000 and $66,000 for the three months ended March 31, 2017 and 2016, respectively. Total compensation expense for restricted stock was $0.2 million and $0.1 million, respectively, in the nine months ended March 31, 2017 and 2016.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 17. Other Long-Term Liabilities
Other long-term liabilities include the following:

	March 31, 2017	June 30, 2016
(In thousands)
New Facility lease obligation(1)	$—	$28,110
Earnout payable—RLC acquisition(2)	—	100
Earnout payable—West Coast Coffee acquisition(3)	600	—
Other long-term liabilities	$600	$28,210
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
(3) Earnout payable in connection with the Company's acquisition of substantially all of the assets of West Coast Coffee on February 7, 2017.

Note 18. Income Taxes

The Company’ effective tax rates for the three months ended March 31, 2017 and 2016 were 44.4% and 3.5%, respectively. The Company’ effective tax rates for the nine months ended March 31, 2017 and 2016 were 40.4% and 5.3%, respectively. The effective tax rates for the three and nine months ended March 31, 2017 are higher than the U.S. statutory rate of 35.0% primarily due to state income tax expense. The effective tax rates for the three and nine months ended March 31, 2016 are lower than the U.S. statutory rate of 35.0% primarily due to a valuation allowance recorded against the Company's deferred tax assets.
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
As of March 31, 2017 and June 30, 2016 the Company had no unrecognized tax benefits. During the quarter ended September 30, 2016, the Internal Revenue Service completed its examination of the Company’s tax years ended June 30, 2013 and 2014 and accepted the returns as filed for each of those years.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Note 19. Net Income Per Common Share

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Net income attributable to common stockholders—basic	$1,592	$1,190	$23,253	$5,673
Net income attributable to nonvested restricted stockholders	2	2	35	6
Net income	$1,594	$1,192	$23,288	$5,679

Weighted average common shares outstanding—basic	16,605,754	16,539,479	16,584,125	16,486,469
Effect of dilutive securities:
Shares issuable under stock options	116,020	107,936	120,075	127,806
Weighted average common shares outstanding—diluted	16,721,774	16,647,415	16,704,200	16,614,275
Net income per common share—basic	$0.10	$0.07	$1.40	$0.34
Net income per common share—diluted	$0.10	$0.07	$1.39	$0.34

Note 20. Commitments and Contingencies:
For a detailed discussion about the Company's commitments and contingencies, see Note 22, "Commitments and Contingencies" to the consolidated financial statements in the 2016 Form 10-K. During the nine months ended March 31, 2017, other than the following, there were no material changes in the Company’s commitments and contingencies.
Leases
As part of the China Mist transaction, the Company assumed the lease on China Mist’s existing 17,400 square foot production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. As part of the West Coast Coffee transaction, the Company entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot production, distribution and warehouse facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. See Note 3.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Contractual obligations for future fiscal periods are as follows:

	Contractual Obligations
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	New Facility Construction and Equipment Contracts (1)	Pension Plan Obligations	Postretirement Benefits Other Than Pension Plans	Revolving Credit Facility	Purchase Commitments (2)
Three months ending June 30, 2017	$341	$1,233	$11,698	$1,973	$270	$44,175	$41,919
Year Ending June 30,
2018	$990	$4,684	$—	$8,304	$1,102	$—	$37,584
2019	$186	$3,798	$—	$8,554	$1,143	$—	$—
2020	$51	$2,133	$—	$8,844	$1,176	$—	$—
2021	$4	$798	$—	$9,074	$1,210	$—	$—
Thereafter	$—	$186	$—	$47,262	$6,246	$—	$—
		$12,832	$11,698	$84,011	$11,147	$44,175	$79,503
Total minimum lease payments	$1,572
Less: imputed interest (0.82% to 10.7%)	$(52)
Present value of future minimum lease payments	$1,520
Less: current portion	$1,131
Long-term capital lease obligations	$389
___________
(1) Includes $5.5 million in outstanding contractual obligations for construction of the New Facility and $6.2 million in outstanding contractual obligations under the Amended Building Contract as of March 31, 2017. See Note 5.
(2) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of March 31, 2017. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

Self-Insurance
At June 30, 2016, the Company had posted a $7.4 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans for participation in the alternative security program for California self-insurers for workers’ compensation liability in California. The State of California notified the Company on December 13, 2016 that it had released and authorized the cancellation of the letter of credit. At March 31, 2017 and June 30, 2016, the Company had posted a $4.4 million and $4.3 million letter of credit, respectively, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages outside of California.
Non-cancelable Purchase Orders
As of March 31, 2017, the Company had committed to purchase green coffee inventory totaling $68.9 million under fixed-price contracts, equipment for the New Facility totaling $0.5 million and other purchases totaling $10.1 million under non-cancelable purchase orders.

Farmer Bros. Co.
Notes to Unaudited Consolidated Financial Statements (continued)

Legal Proceedings
Steve Hernandez vs. Farmer Bros. Co., Superior Court of State of California, County of Los Angeles
On July 24, 2015, former Company employee Hernandez filed a putative class action complaint for damages alleging a single cause of action for unfair competition under the California Business & Professions Code. The claim purports to seek disgorgement of profits for alleged violations of various provisions of the California Labor Code relating to: failing to pay overtime, failing to provide meal breaks, failing to pay minimum wage, failing to pay wages timely during employment and upon termination, failing to provide accurate and complete wage statements, and failing to reimburse business-related expenses. Hernandez’s complaint seeks restitution in an unspecified amount and injunctive relief, in addition to attorneys’ fees and expenses. Hernandez alleges that the putative class is all “current and former hourly-paid or non-exempt individuals” for the four (4) years preceding the filing of the complaint through final judgment, and Hernandez also purports to reserve the right to establish sub-classes as appropriate.  On November 12, 2015, a separate putative class representative, Monica Zuno, filed claim under the same class action; the Court has related this case to the Hernandez case. On November 17, 2015, the unified case was assigned to a judge, and this judge ordered the stay on discovery to remain intact until after a decision on the Company’s demurrer action. The plaintiff filed an Opposition to the Demurrer and, in response, on January 5, 2016, the Company filed a reply to this Opposition to the Demurrer. On February 2, 2016, the Court held a hearing on the demurrer and found in the Company’s favor, sustaining the demurrer in its entirety without leave to amend as to the plaintiff Hernandez, and so dismissing Hernandez’s claims and the related putative class. Claims on behalf of the plaintiff Zuno remain at this time. The Company provided responses to discovery following a lift by the Court of the stay on discovery. Responses to plaintiff’s first set of written and document discovery were filed on October 31, 2016. Following an October 31, 2016 hearing on a motion to compel and for sanctions against plaintiff and counsel for failing to appear for deposition, the Court granted the Company’s motion, ruling that all of plaintiff’s objections to the deposition notice were waived and ordered payment to the Company of $2,828 in sanctions. Depositions and written discovery proceeded from December 2016 through the first calendar quarter of 2017. A case management conference occurred on January 26, 2017, and a further case management conference has been scheduled for June 7, 2017 to determine whether Zuno intends to move forward as a purported class action or on an individual basis only. At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission (the "SEC") on September 14, 2016 and Part II, Item 1A of this report.  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the timing and success of completion of construction of the New Facility, the availability of capital resources to fund the construction costs and capital expenditures for the New Facility, the timing and success of implementation of the DSD Restructuring Plan, the timing and success of the Company in realizing estimated savings from third-party logistics ("3PL") and vendor managed inventory, the realization of the Company’s cost savings estimates, the timing and success of the Company realizing the benefits of its acquisitions, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, our ability to retain employees with specialized knowledge, the effectiveness of our hedging strategies in reducing price risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, changes in the quality or dividend stream of third parties’ securities and other investment vehicles in which we have invested our assets, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future period.

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
We operate production facilities in Northlake, Texas (the "New Facility"); Houston, Texas; Portland, Oregon; Hillsboro, Oregon; and Scottsdale, Arizona. Distribution takes place out of the New Facility, the Portland, Hillsboro and Scottsdale facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. On July 15, 2016 we completed the sale of certain property, including our former headquarters in Torrance, California (the “Torrance Facility”) and leased it back. We vacated the Torrance Facility after transitioning our remaining Torrance operations to our other facilities and concluded the leaseback arrangement as of December 31, 2016. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017.
Our products reach our customers primarily in two ways: through our nationwide DSD network of 646 delivery routes and 114 branch warehouses as of March 31, 2017, or direct-shipped via common carriers or third-party distributors. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on 3PL service providers for our long-haul distribution. DSD sales are made “off-truck” to our customers at their places of business.
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

The significant milestones associated with our Corporate Relocation Plan are as follows:

Event	Date
Announced Corporate Relocation Plan	Q3 fiscal 2015
Transitioned coffee processing and packaging from Torrance production facility and consolidated them with Houston and Portland production facilities	Q4 fiscal 2015
Moved Houston distribution operations to Oklahoma City distribution center	Q4 fiscal 2015
Entered into the lease agreement and development management agreement for New Facility	Q1 fiscal 2016
Commenced construction of New Facility	Q1 fiscal 2016
Transitioned primary administrative offices from Torrance to temporary leased offices in Fort Worth, Texas	Q1-Q2 fiscal 2016
Sold Spice Assets to Harris	Q2 fiscal 2016
Principal design work completed on New Facility	Q3 fiscal 2016
Completed transition services to Harris and ceased spice processing and packaging at Torrance Facility	Q4 fiscal 2016
Entered into purchase and sale agreement to sell Torrance Facility	Q4 fiscal 2016
Exercised purchase option on New Facility	Q4 fiscal 2016
Closed sale of Torrance Facility	Q1 fiscal 2017
Closed purchase option for New Facility	Q1 fiscal 2017
Entered into amended building contract with The Haskell Company	Q1 fiscal 2017
Exited from Torrance Facility	Q2 fiscal 2017
Substantial completion of construction and relocation to New Facility	Q3 fiscal 2017
Transitioned Oklahoma City distribution operations to New Facility	Q3 fiscal 2017
See Liquidity, Capital Resources and Financial Condition below for further details of the impact of these activities on our financial condition and liquidity.

Recent Developments
On February 21, 2017, we announced a restructuring plan to reorganize our DSD operations in an effort to realign functions into a channel based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. We expect to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018.
We estimate that we will recognize approximately $3.7 to $4.9 million of pre-tax restructuring charges by the end of the second quarter of fiscal 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. See Note 4, Restructuring Plans—DSD Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
On February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels for aggregate purchase consideration of $15.7 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. The acquisition of West Coast Coffee is expected to broaden our reach in the Northwestern United States. See Note 3, Acquisitions—West Coast Coffee

Company, Inc., of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored iced teas and iced green teas, for aggregate purchase consideration of $11.7 million, which included $11.2 million in cash paid at closing including working capital adjustments of $0.4 million and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. We anticipate that the acquisition of China Mist will extend our tea product offerings and give us a greater presence in the high-growth premium tea industry. See Note 3, Acquisitions-China Mist Brands, Inc., of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
On July 15, 2016, we completed the sale of the Torrance Facility consisting of approximately 665,000 square feet of buildings located on approximately 20.33 acres of land, for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million. Following the closing of the sale, we leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. We vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. Accordingly, in the nine months ended March 31, 2017, we recognized a net gain from the sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.7 million and non-cash rent expense of $1.4 million, representing the rent for the zero base rent period previously recorded in “Other current liabilities” and removed the amounts recorded in “Assets Held for Sale” and the “Sale-leaseback financing obligation” on our consolidated balance sheet. See Note 6, Sales of Assets—Sale of Torrance Facility, and Note 7, Assets Held for Sale, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Results of Operations
Financial Highlights

•	Volume of green coffee pounds processed and sold increased 6.9% in each of the three and nine months ended March 31, 2017 as compared to the three and nine months ended March 31, 2016.

•
Gross profit increased 2.4% to $53.8 million in the three months ended March 31, 2017 from $52.6 million in the three months ended March 31, 2016. Gross profit increased 2.6% to $160.1 million in the nine months ended March 31, 2017 from $156.0 million in the nine months ended March 31, 2016.

•
Gross margin decreased to 38.9% in the three months ended March 31, 2017, from 39.1% in the three months ended March 31, 2016. Gross margin increased to 39.3% in the nine months ended March 31, 2017, from 38.0% in the nine months ended March 31, 2016.

•
Income from operations was $2.1 million and $40.5 million, respectively, in the three and nine months ended March 31, 2017 as compared to $0.3 million and $5.1 million, respectively, in the three and nine months ended March 31, 2016. Income from operations included a $37.4 million net gain from the sale of the Torrance Facility in the nine months ended March 31, 2017 and net gains of $5.4 million from the sale of Spice Assets in the nine months ended March 31, 2016.

•
Net income was $1.6 million, or $0.10 per diluted common share, in the three months ended March 31, 2017, compared to $1.2 million, or $0.07 per diluted common share, in the three months ended March 31, 2016. Net income was $23.3 million, or $1.39 per diluted common share, in the nine months ended March 31, 2017, compared to $5.7 million, or $0.34 per diluted common share, in the nine months ended March 31, 2016.

•
EBITDA increased 52.7% to $10.0 million and EBITDA Margin was 7.3% in the three months ended March 31, 2017, as compared to EBITDA of $6.6 million and EBITDA Margin of 4.9% in the three months ended March 31, 2016. EBITDA increased 159.5% to $57.2 million and EBITDA Margin was 14.0% in the nine months ended March 31, 2017, as compared to EBITDA of $22.1 million and EBITDA Margin of 5.4% in the nine months ended March 31, 2016.

•
Adjusted EBITDA increased 24.0% to $12.2 million and Adjusted EBITDA Margin was 8.8% in the three months ended March 31, 2017, as compared to Adjusted EBITDA of $9.8 million and Adjusted EBITDA Margin of 7.3% in the three months ended March 31, 2016. Adjusted EBITDA increased 5.7% to $34.3 million and Adjusted EBITDA Margin was 8.4% in the nine months ended March 31, 2017, as compared to Adjusted EBITDA of $32.5 million and Adjusted EBITDA Margin of 7.9% in the nine months ended March 31, 2016.

Net Sales
Net sales in the three months ended March 31, 2017 increased $3.7 million, or 2.8%, to $138.2 million from $134.5 million in the three months ended March 31, 2016 primarily due to a $5.3 million increase in net sales of roast and ground coffee and a $1.5 million increase in net sales of tea products, primarily from the addition of China Mist, partially offset by a $(2.4) million decrease in net sales of spice products resulting from the sale of our institutional spice assets and a $(0.7) million decrease in net sales of coffee (frozen liquid) products resulting from the loss of a large casino customer. Net sales in the three months ended March 31, 2017 included $1.2 million in price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(3.8) million in price decreases to customers utilizing such arrangements in the three months ended March 31, 2016.
Net sales in the nine months ended March 31, 2017 decreased $(2.5) million, or (0.6)%, to $407.7 million from $410.2 million in the nine months ended March 31, 2016. A $4.0 million increase in net sales from roast and ground coffee, a $3.0 million increase in net sales from tea products primarily from the addition of China Mist net sales from the date of its acquisition and a $1.2 million increase in net sales from culinary products were offset by a $(7.1) million decrease in net sales of spice products resulting from the sale of our institutional spice assets, a $(2.5) million decrease in net sales of coffee (frozen liquid) products and a $(0.7) million decrease in net sales of other beverages. Net sales in the nine months ended March 31, 2017 included $(5.4) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(3.2) million in price decreases to customers utilizing such arrangements in the nine months ended March 31, 2016.
The change in net sales in the three and nine months ended March 31, 2017 compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended March 31, 2017 vs. 2016	Nine Months Ended March 31, 2017 vs. 2016
Effect of change in unit sales	$0.8	$9.5
Effect of pricing and product mix changes	2.9	(12.0)
Total increase (decrease) in net sales	$3.7	$(2.5)
Unit sales increased 0.6% in the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, and average unit price increased by 2.1% resulting in an increase in net sales of 2.8%. In the three months ended

March 31, 2017, unit sales of roast and ground coffee products, which accounted for approximately 64% of total net sales, increased 6.9%, offset by a (80.6)% decrease in unit sales of spice products, which accounted for approximately 4% of net sales, due to the sale of our institutional spice assets, while the average unit price increased primarily due to the higher average unit price of roast and ground coffee products primarily driven by the pass-through of higher green coffee commodity purchase costs to our customers. In the three months ended March 31, 2017, we processed and sold approximately 24.4 million pounds of green coffee as compared to approximately 22.8 million pounds of green coffee processed and sold in the three months ended March 31, 2016. There were no new product category introductions in the three months ended March 31, 2017 or 2016 which had a material impact on our net sales.
Unit sales increased 2.4% in the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, but average unit price decreased by (2.9)% resulting in a decrease in net sales of (0.6)%. In the nine months ended March 31, 2017, unit sales of our roast and ground coffee products which accounted for approximately 63% of our total net sales increased 6.9%, while the average unit price decreased primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity purchase costs to our customers. In the nine months ended March 31, 2017, we processed and sold approximately 72.2 million pounds of green coffee as compared to approximately 67.6 million pounds of green coffee processed and sold in the nine months ended March 31, 2016. There were no new product category introductions in the nine months ended March 31, 2017 or 2016 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended March 31,
	2017		2016
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$87,833	64%	$82,568	61%
Coffee (Frozen Liquid)	8,228	6%	8,907	7%
Tea (Iced & Hot)	7,662	5%	6,159	4%
Culinary	13,855	10%	13,220	10%
Spice	5,948	4%	8,381	6%
Other beverages(1)	13,947	10%	14,430	11%
Net sales by product category	137,473	99%	133,665	99%
Fuel surcharge	714	1%	803	1%
Net sales	$138,187	100%	$134,468	100%
____________
(1) Includes all beverages other than coffee and tea.

	Nine Months Ended March 31,
	2017		2016
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$256,013	63%	$252,020	61%
Coffee (Frozen Liquid)	24,623	6%	27,145	7%
Tea (Iced & Hot)	21,371	5%	18,420	4%
Culinary	41,354	10%	40,198	10%
Spice	18,303	4%	25,428	6%
Other beverages(1)	43,831	11%	44,488	11%
Net sales by product category	405,495	99%	407,699	99%
Fuel surcharge	2,205	1%	2,521	1%
Net sales	$407,700	100%	$410,220	100%
____________
(1) Includes all beverages other than coffee and tea.

Cost of Goods Sold
Cost of goods sold in the three months ended March 31, 2017 increased $2.5 million, or 3.0%, to $84.4 million, or 61.1% of net sales, from $81.9 million, or 60.9% of net sales, in the three months ended March 31, 2016. Cost of goods sold as a percentage of net sales in the three months ended March 31, 2017 increased due to startup costs associated with the production operations in the New Facility.
Cost of goods sold in the nine months ended March 31, 2017 decreased $(6.6) million, or (2.6)%, to $247.6 million, or 60.7% of net sales, from $254.2 million, or 62.0% of net sales, in the nine months ended March 31, 2016. The decrease in cost of goods sold as a percentage of net sales in the nine months ended March 31, 2017 was primarily due to lower conversion costs from supply chain improvements and lower hedged cost of green coffee.
Because the expected reduction in spice inventory levels at June 30, 2017 from June 30, 2016 levels is expected to generate a beneficial effect, we recorded $0.8 million and $2.5 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three and nine months ended March 31, 2017, respectively, which increased income before taxes in the three and nine months ended March 31, 2017 by $0.8 million and $2.5 million, respectively. In the three and nine months ended March 31, 2016, we recorded $0.8 million and $1.1 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold which increased income before taxes for the three and nine months ended March 31, 2016 by $0.8 million and $1.1 million, respectively.
Gross Profit
Gross profit in the three months ended March 31, 2017 increased $1.2 million, or 2.4%, to $53.8 million from $52.6 million in the three months ended March 31, 2016 and gross margin decreased to 38.9% in the three months ended March 31, 2017 from 39.1% in the three months ended March 31, 2016. Gross margin was impacted by the startup costs associated with the production operations in the New Facility, partially offset by favorable pricing. Gross profit in the nine months ended March 31, 2017 increased $4.1 million, or 2.6%, to $160.1 million from $156.0 million in the nine months ended March 31, 2016 and gross margin increased to 39.3% in the nine months ended March 31, 2017 from 38.0% in the nine months ended March 31, 2016. This increase in gross profit was primarily due to lower conversion costs and lower hedged cost of green coffee partially offset by the decrease in net sales and the startup costs associated with the production operations in the New Facility. Gross profit in the three and nine months ended March 31, 2017 included $0.8 million and $2.5 million, respectively, in beneficial effect of the liquidation of LIFO inventory quantities. Gross profit in each of the three and nine months ended March 31, 2016 included the beneficial effect of the liquidation of LIFO inventory quantities in the amount of $0.8 million and $1.1 million, respectively.
Operating Expenses
In the three months ended March 31, 2017, operating expenses decreased $(0.5) million, or (0.9)%, to $51.8 million or 37.5% of net sales, from $52.3 million, or 38.9% of net sales, in the three months ended March 31, 2016, primarily due to a $(1.8) million decrease in general and administrative expenses and a $(0.6) million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan, partially offset by a $1.9 million increase in selling expenses. Restructuring and other transition expenses in the three and nine months ended March 31, 2017 also include expenses related to the DSD Restructuring Plan.
General and administrative expenses decreased $(1.8) million in the three months ended March 31, 2017 as compared to the same period in the prior fiscal year primarily due to $1.9 million in lower employee and retiree medical costs, partially offset by $0.3 million in acquisition-related consulting expenses and $0.2 million in non-recurring proxy contest-related expenses. During the three months ended March 31, 2017, we incurred $0.2 million in expenses incurred in connection with successfully defending against a proxy contest (the "2016 proxy contest"), including non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing costs of proxy solicitation materials and other costs that were in excess of the level of expenses normally incurred for an annual meeting of stockholders.
Restructuring and other transition expenses in the three months ended March 31, 2017 decreased $(0.6) million, as compared to the same period in the prior fiscal year because most of the planned expenses related to our Corporate Relocation Plan have already been recognized in prior periods, partially offset by $1.3 million in costs incurred in the three months ended March 31, 2017 associated with the DSD Restructuring Plan.

Selling expenses increased $1.9 million during the three months ended March 31, 2017 as compared to the same period in the prior fiscal year, primarily due to $1.3 million from the consolidation of China Mist and West Coast Coffee and $0.5 million in operations-related consulting expenses, partially offset by a $0.5 million reduction in incentive compensation expense and $0.5 million in lower workers' compensation expense.
In each of the three months ended March 31, 2017 and 2016 net gains from sale of Spice Assets included $0.3 million in earnout.
In the nine months ended March 31, 2017, operating expenses decreased $(31.3) million, or (20.7)%, to $119.6 million or 29.3% of net sales, from $150.9 million, or 36.8% of net sales, in the nine months ended March 31, 2016, primarily due to the recognition of $37.4 million in net gain from the sale of the Torrance Facility and lower restructuring and other transition expenses associated with the Corporate Relocation Plan, partially offset by the absence of net gain from the sale of Spice Assets, and an increase in general and administrative expenses and selling expenses.
Restructuring and other transition expenses decreased $(4.3) million in the nine months ended March 31, 2017, as compared to the same period in the prior fiscal year because most of the planned expenses related to our Corporate Relocation Plan have already been recognized in prior periods, partially offset by $1.3 million in costs incurred in the nine months ended March 31, 2017 associated with the DSD Restructuring Plan.
Selling expenses increased $5.2 million during the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year, primarily due to operations-related consulting expenses, higher depreciation expense, sales training expenses and the consolidation of China Mist and West Coast Coffee, partially offset by lower workers' compensation expense, savings from utilizing 3PL for our long-haul distribution and the absence of expenses related to the institutional spice assets.
General and administrative expenses increased $2.0 million in the nine months ended March 31, 2017 as compared to the same period in the prior fiscal year primarily due to non-recurring 2016 proxy contest expenses, partially offset by lower expenses associated with the Company’s Employee Stock Ownership Plan (the “ESOP”) resulting from the payoff of one of the two ESOP loans. During the nine months ended March 31, 2017, we incurred $5.2 million, or $0.31 per share, in expenses successfully defending against the 2016 proxy contest including non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing costs of proxy solicitation materials and other costs.
During the nine months ended March 31, 2017, net gains from the sale of Spice Assets included $0.8 million in earnout, as compared to $5.4 million in net gains from the sale of Spice Assets in the same period in the prior fiscal year. Net gains from sales of other assets, primarily from the sale of our Northern California branch property, were $1.5 million in the nine months ended March 31, 2017 as compared to $0.2 million, primarily from sale of equipment, in the nine months ended March 31, 2016.
Income from Operations
Income from operations in the three months ended March 31, 2017 was $2.1 million as compared to $0.3 million in the three months ended March 31, 2016. Income from operations in the nine months ended March 31, 2017 was $40.5 million as compared to $5.1 million in the nine months ended March 31, 2016.
The higher income from operations in the three months ended March 31, 2017 as compared to the comparable prior fiscal year period was primarily due to higher gross profit, lower general and administrative expenses, lower restructuring and other transition expenses associated with the Corporate Relocation Plan, and higher net gains from sales of other assets, partially offset by higher selling expenses and lower net gains from the sale of Spice Assets.
The higher income from operations in the nine months ended March 31, 2017 as compared to the comparable prior fiscal year period was primarily due to net gains from the sales of the Torrance Facility and other real estate, lower restructuring and other transition expenses associated with the Corporate Relocation Plan and higher gross profit, partially offset by higher selling expenses, higher general and administrative expenses and lower net gains from the sale of Spice Assets.

Total Other Income (Expense)
Total other income and other expense in the three and nine months ended March 31, 2017 was $0.9 million and $(1.3) million, respectively, compared to total other income of $0.9 million in each of the three and nine months ended March 31, 2016. Total other income in the three months ended March 31, 2017 was primarily due to net gains on investments and derivative instruments partially offset by higher interest expense as compared to the same period in the prior fiscal year. Net gains and net losses on investments resulting from mark-to-market in the three and nine months ended March 31, 2017 were $0.7 million and $(0.4) million, respectively, as compared to net gains on investments of $2,000 and $0.1 million, respectively, in the comparable periods of the prior fiscal year. Net gains and net losses on derivative instruments in all the reported periods were due to mark-to-market net gains and net losses on coffee-related derivative instruments not designated as accounting hedges. Net gains and net losses on such coffee-related derivative instruments in each of the three and nine months ended March 31, 2017 were $0.2 million and $(1.1) million, respectively, compared to net gains of $0.2 million and net losses of $(0.5) million, respectively, in the comparable periods of the prior fiscal year. In the three and nine months ended March 31, 2017, we recognized $90,000 and $63,000, respectively, in net gains on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness, as compared to net losses of $(84,000) and $(0.6) million in the three and nine months ended March 31, 2016, respectively.
Interest expense in the three and nine months ended March 31, 2017, was $(0.5) million and $(1.4) million, respectively, as compared to $(0.1) million and $(0.3) million, respectively, in the comparable periods of the prior fiscal year. The higher interest expense in the three months ended March 31, 2017 was primarily due to higher loan balance. The higher interest expense in the nine months ended March 31, 2017 was primarily due to higher loan balance and non-recurring and non-cash interest expense related to the sale-leaseback of the Torrance Facility in the amount of $(0.7) million.
Income Taxes
In the three and nine months ended March 31, 2017, we recorded income tax expense of $1.4 million and $15.9 million, respectively, compared to $43,000 and $0.3 million in the three and nine months ended March 31, 2016, respectively. In the fourth quarter of fiscal 2016, we released the majority of our valuation allowance against our deferred tax assets.  As of June 30, 2016, our net deferred tax assets totaled $80.8 million.  In the three and nine months ended March 31, 2017 our deferred tax assets decreased by $1.1 million and $14.7 million, respectively, primarily as a result of deferring the gain on the sale of the Torrance Facility.
The Internal Revenue Service completed its examination of our tax years ended June 30, 2013 and 2014 and accepted the returns as filed for those years.
Net Income
As a result of the foregoing factors, net income was $1.6 million, or $0.10 per diluted common share, in the three months ended March 31, 2017 as compared to $1.2 million, or $0.07 per diluted common share, in the three months ended March 31, 2016. Net income was $23.3 million, or $1.39 per diluted common share, in the nine months ended March 31, 2017 as compared to $5.7 million, or $0.34 per diluted common share, in the nine months ended March 31, 2016.

Non-GAAP Financial Measures
In addition to net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net income” is defined as net income excluding the impact of:

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets;

•	non-cash income tax expense (benefit), including the release of valuation allowance on deferred tax assets;

•	non-recurring 2016 proxy contest-related expenses; and

•	non-cash interest expense accrued on the Torrance Facility sale-leaseback financing obligation;

and including the impact of:

•	income taxes on non-GAAP adjustments.
“Non-GAAP net income per diluted common share” is defined as Non-GAAP net income divided by the weighted-average number of common shares outstanding, inclusive of the dilutive effect of common equivalent shares outstanding during the period.
“EBITDA” is defined as net income excluding the impact of:

•	income taxes;

•	interest expense; and

•	depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net income excluding the impact of:

•	income taxes;

•	interest expense;

•	income from short-term investments;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	other similar non-cash expenses;

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets; and

•	non-recurring 2016 proxy contest-related expenses.
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA expressed as a percentage of net sales.
Restructuring and other transition expenses are expenses that are directly attributable to (i) the Corporate Relocation Plan, consisting primarily of employee retention and separation benefits, facility-related costs and other related costs such as travel, legal, consulting and other professional services; and (ii) beginning in the third quarter of fiscal 2017, the DSD Restructuring Plan, consisting primarily of severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and other related costs, including legal, recruiting, consulting, other professional services, and travel.
In the first quarter of fiscal 2017, we modified the calculation of Non-GAAP net income and Non-GAAP net income per diluted common share (i) to exclude non-recurring expenses for legal and other professional services incurred in connection with the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of stockholders ("2016 proxy contest-related expenses") and non-cash interest expense accrued on the Torrance Facility sale-leaseback financing obligation which has been included in the computation of the gain on sale upon conclusion of the leaseback arrangement, and (ii) to include income tax expense (benefit) on the non-GAAP adjustments based on the Company’s marginal tax rate of 39.0%. There was no similar adjustment for non-cash income tax expense in the comparable period of the prior fiscal year due to the valuation allowance recorded against the Company’s deferred tax assets. We also modified Adjusted EBITDA and Adjusted EBITDA Margin to exclude 2016 proxy contest-related expenses. These modifications to our non-GAAP financial measures were made because such expenses are not reflective of our ongoing operating results and adjusting for them will help investors with comparability of our results. The historical presentation of the non-GAAP financial measures was not affected by these modifications.
Beginning in the third quarter of fiscal 2017 and for all periods presented, we include EBITDA in our non-GAAP financial measures. We believe that EBITDA facilitates operating performance comparisons from period to period by isolating the effects of certain items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and EBITDA Margin because (i) we believe that these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use these measures internally as benchmarks to compare our performance to that of our competitors.
In the third quarter of fiscal 2017, we also modified the calculation of Adjusted EBITDA to exclude income from our short-term investments because we believe excluding income generated from our investment portfolio is a measure more reflective of our operating results. The historical presentation of Adjusted EBITDA was recast to be comparable to the current period presentation.
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
Non-GAAP net income, Non-GAAP net income per diluted common share, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin, as defined by us, may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.
Set forth below is a reconciliation of reported net income to Non-GAAP net income and reported net income per common share-diluted to Non-GAAP net income per diluted common share (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Net income, as reported	$1,594	$1,192	$23,288	$5,679
Restructuring and other transition expenses	2,547	3,169	9,542	13,855
Net gain from sale of Torrance Facility	—	—	(37,449)	—
Net gains from sale of Spice Assets	(272)	(335)	(764)	(5,441)
Net gains from sales of other assets	(86)	(4)	(1,525)	(163)
Non-recurring 2016 proxy contest-related expenses	196	—	5,186	—
Interest expense on sale-leaseback financing obligation	—	—	681	—
Income tax expense (benefit) on non-GAAP adjustments	(930)	—	9,488	—
Non-GAAP net income	$3,049	$4,022	$8,447	$13,930

Net income per common share—diluted, as reported	$0.10	$0.07	$1.39	$0.34
Impact of restructuring and other transition expenses	$0.15	$0.19	$0.57	$0.83
Impact of net gain from sale of Torrance Facility	$—	$—	$(2.24)	$—
Impact of net gains from sale of Spice Assets	$(0.02)	$(0.02)	$(0.05)	$(0.33)
Impact of net gains from sales of other assets	$(0.01)	$—	$(0.09)	$(0.01)
Impact of non-recurring 2016 proxy contest-related expenses	$0.01	$—	$0.31	$—
Impact of interest expense on sale-leaseback financing obligation	$—	$—	$0.04	$—
Impact of income tax expense (benefit) on non-GAAP adjustments	$(0.06)	$—	$0.57	$—
Non-GAAP net income per diluted common share	$0.17	$0.24	$0.50	$0.83

Set forth below is a reconciliation of reported net income to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Net income, as reported	$1,594	$1,192	$23,288	$5,679
Income tax expense	1,411	43	15,910	318
Interest expense	517	111	1,430	341
Depreciation and amortization expense	6,527	5,234	16,613	15,721
EBITDA	$10,049	$6,580	$57,241	$22,059
EBITDA Margin	7.3%	4.9%	14.0%	5.4%

Set forth below is a reconciliation of reported net income to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2017	2016	2017	2016
Net income, as reported	$1,594	$1,192	$23,288	$5,679
Income tax expense	1,411	43	15,910	318
Interest expense	517	111	1,430	341
Income from short-term investments	(1,156)	(427)	(882)	(1,312)
Depreciation and amortization expense	6,527	5,234	16,613	15,721
ESOP and share-based compensation expense	902	837	2,996	3,488
Restructuring and other transition expenses	2,547	3,169	9,542	13,855
Net gain from sale of Torrance Facility	—	—	(37,449)	—
Net gains from sale of Spice Assets	(272)	(335)	(764)	(5,441)
Net gains from sales of other assets	(86)	(4)	(1,525)	(163)
Non-recurring 2016 proxy contest-related expenses	196	—	5,186	—
Adjusted EBITDA	$12,180	$9,820	$34,345	$32,486
Adjusted EBITDA Margin	8.8%	7.3%	8.4%	7.9%

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

At March 31, 2017, we were eligible to borrow up to a total of $61.7 million under the Revolving Facility and had outstanding borrowings of $44.2 million, utilized $4.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $13.1 million. At March 31, 2017, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 2.52%. At March 31, 2017, we were in compliance with all of the restrictive covenants under the Revolving Facility.
At April 30, 2017, we had estimated outstanding borrowings of $44.2 million, utilized $4.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $13.1 million. At April 30, 2017, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 2.66%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. At March 31, 2017, we had $5.7 million in cash and cash equivalents and $26.5 million in short-term investments. We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months including additional construction costs to complete the New Facility and anticipated capital expenditures for machinery and equipment, furniture and fixtures, and related expenditures and the expected expenditures associated with the Corporate Relocation Plan and DSD Restructuring Plan.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products.
Net cash provided by operating activities was $10.5 million in the nine months ended March 31, 2017 compared to $9.4 million in the nine months ended March 31, 2016. The higher level of net cash provided by operating activities in the nine months ended March 31, 2017 compared to the same period of the prior fiscal year was primarily due to higher net income and a higher level of cash inflows from operating activities primarily from the increase in deferred income taxes and accounts payable balances, partially offset by cash outflows from increases in inventory and accounts receivable balances, payment of previously accrued bonus and restructuring and other transition expenses related to the Corporate Relocation Plan, cash outflows from purchases of short-term investments and a decrease in derivative assets. Net cash provided by operating activities in the nine months ended March 31, 2016 was due to cash inflows from operating activities resulting primarily from an increase in derivative assets and proceeds from sales of short-term investments partially offset by cash outflows from purchases of short-term investments, increases in accounts receivable and inventory balances, and payments of accounts payable balances and accrued payroll and other liabilities. Net cash provided by operating activities in the nine months ended March 31, 2016 included the release of restriction on $1.0 million in cash held in coffee-related derivative margin accounts, as we had a net gain position in such accounts.
Net cash used in investing activities in the nine months ended March 31, 2017 was $84.0 million as compared to $23.7 million in the nine months ended March 31, 2016. In the nine months ended March 31, 2017, net cash used in investing activities included $35.5 million in cash used for purchases of property, plant and equipment, $26.7 million in purchases of construction-in-progress assets in connection with the construction of the New Facility and $25.9 million net of cash acquired in connection with the China Mist and West Coast Coffee acquisitions, partially offset by $4.0 million in proceeds from sales of property, plant and equipment, primarily real estate. In the nine months ended March 31, 2016, net cash used in investing activities included $16.2 million for purchases of property, plant and equipment and $13.5 million in purchases of construction-in-progress assets in connection with construction of the New Facility, partially offset by proceeds from sales of assets of $6.0 million, including $5.3 million in proceeds from the sale of Spice Assets.
Net cash provided by financing activities in the nine months ended March 31, 2017 was $58.1 million as compared to $12.5 million in the nine months ended March 31, 2016. Net cash provided by financing activities in the nine months ended March 31, 2017 included $42.5 million in proceeds from the sale of the Torrance Facility, $44.1 million in net borrowings under our Revolving Facility primarily to pay for the China Mist and West Coast Coffee acquisitions and for expenditures related to the Corporate Relocation Plan, $7.7 million in proceeds from lease financing in connection with the purchase of the partially constructed New Facility, and $0.8 million in proceeds from stock option exercises, partially offset by $35.8 million in repayments on lease financing to acquire the partially constructed New Facility upon purchase option closing, and $1.1 million used to pay capital lease obligations. Net cash provided by financing activities in the nine months ended March 31, 2016 included $13.5 million in proceeds from lease financing in connection with the construction of the New Facility,

$0.2 million in net borrowings under our Revolving Facility, and $1.6 million in proceeds from stock option exercises, partially offset by $2.7 million to pay capital lease obligations, $8,000 in deferred financing costs for the Revolving Facility, and $0.2 million in tax withholding payments associated with net share settlement of equity awards.
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
Sale of Torrance Facility
On July 15, 2016, we completed the sale of the Torrance Facility for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million. Following the closing of the sale, we leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. We vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. Accordingly, in the nine months ended March 31, 2017, we recognized a net gain from the sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.7 million and non-cash rent expense of $1.4 million, representing the rent for the zero base rent period previously recorded in “Other current liabilities” on our consolidated balance sheet. See Note 6, Sale of Assets—Sale of Torrance Facility and Note 7, Assets Held for Sale, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Acquisitions
On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist for aggregate purchase consideration of $11.7 million, which included $11.2 million in cash paid at closing including working capital adjustments of $0.4 million and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. On February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee for aggregate purchase consideration of $15.7 million including working capital adjustments of $1.2 million and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. We funded the purchase price for these acquisitions with proceeds under our Revolving Facility and cash flows from operations. See Note 3, Acquisitions, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
DSD Restructuring Plan
On February 21, 2017, we announced the DSD Restructuring Plan. We estimate that we will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges by the end of the second quarter of fiscal 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. Expenses related to the DSD Restructuring Plan in the nine months ended March 31, 2017 consisted of $0.9 million in employee-related costs and $0.4 million in other related costs. As of March 31, 2017, we had paid a total of $0.1 million of these costs and had a balance of $1.2 million in DSD Restructuring Plan-related liabilities on our condensed consolidated balance sheet. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. We expect to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018. See Note 4, Restructuring Plans-DSD Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Corporate Relocation Plan
We estimated that we would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan in fiscal 2015 through March 31, 2017, we have recognized a total of $31.5 million in aggregate cash costs, including $17.4 million in employee retention and separation benefits, $6.7 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs recorded in “Restructuring and other transition expenses” in our condensed consolidated statements of operations. We expect to complete the Corporate Relocation Plan and recognize an additional $0.1 million in other related costs in the fourth quarter of fiscal 2017. Additionally, from inception through March 31, 2017, we recognized non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. We may incur certain pension-related costs in connection with the Corporate Relocation Plan which are not included in the estimated $31 million in aggregate cash costs. See Note 4, Restructuring Plans—Corporate Relocation Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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
New Facility Costs
Based on the current forecast, we estimate that the total construction costs including the cost of the land for the New Facility will be approximately $60 million of which we have paid an aggregate of $54.7 million as of March 31, 2017 and have outstanding contractual obligations of $5.5 million as of March 31, 2017. In addition to the costs to complete the construction of the New Facility, we expect to incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures, and related expenditures of which we have paid an aggregate of $20.2 million as of March 31, 2017, including $15.7 million under the Amended Building Contract, and have outstanding contractual obligations of $6.2 million as of March 31, 2017. See Note 5, New Facility, and Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures and related expenditures for the New Facility were incurred in the first three quarters of fiscal 2017. Construction of and relocation to the New Facility were substantially completed in the third quarter of fiscal 2017.
The following table summarizes the expenditures paid for the New Facility as of March 31, 2017 as compared to the final budget:

	Expenditures paid			Budget
(In thousands)	Nine Months Ended March 31, 2017	Through Fiscal Year Ended June 30, 2016	Total	Lower bound	Upper bound
Building and facilities, including land	$26,606	$28,110	$54,716	$55,000	$60,000
Machinery and equipment; furniture and fixtures	15,764	4,443	20,207	35,000	39,000
Total	$42,370	$32,553	$74,923	$90,000	$99,000

Capital Expenditures
For the nine months ended March 31, 2017 and 2016, our capital expenditures were as follows:

	Nine Months Ended March 31,
(In thousands)	2017	2016
Coffee brewing equipment	$8,280	$5,679
Building and facilities	230	200
Vehicles, machinery and equipment	9,439	7,060
Software, office furniture and equipment	1,831	1,320
Total capital expenditures excluding New Facility	$19,780	$14,259
New Facility:
Building and facilities, including land	$26,606	$13,492
Machinery and equipment	11,774	1,934
Software, office furniture and equipment	3,990	—
Total capital expenditures	$62,150	$29,685
As we complete the first phase of capital spending on our New Facility, we anticipate spending between $16 million to $18 million in capital expenditures in the remainder of fiscal 2017. Our expected capital expenditures for fiscal 2017 unrelated to the New Facility include expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware, and are expected to be $2.5 million to $3.5 million for the remainder of fiscal 2017 and approximately $20 million to $22 million, annually.
Depreciation and amortization expense was $6.5 million and $5.2 million, in the three months ended March 31, 2017 and 2016, respectively. Depreciation and amortization expense was $16.6 million and $15.7 million in the nine months ended March 31, 2017 and 2016, respectively. We anticipate depreciation and amortization expense to increase to $7.0 million to $7.5 million in the fourth quarter of fiscal 2017. We also anticipate our depreciation and amortization expense will be approximately $8.0 million to $8.5 million per quarter in fiscal 2018 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Working Capital
At March 31, 2017 and June 30, 2016, our working capital was composed of the following:

	March 31, 2017	June 30, 2016
(In thousands)
Current assets	$148,488	$153,365
Current liabilities	116,103	56,837
Working capital	$32,385	$96,528

Contractual Obligations
As part of the China Mist transaction, we assumed the lease on China Mist’s existing 17,400 square foot production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. As part of the West Coast Coffee transaction, we entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot production, distribution and warehouse facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020.

The following table contains information regarding total contractual obligations as of March 31, 2017, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$12,832	$1,233	$8,482	$2,931	$186
New Facility construction and equipment contracts(1)	11,698	11,698	—	—	—
Capital lease obligations(2)	1,572	341	1,176	55	—
Pension plan obligations	84,011	1,973	16,858	17,918	47,262
Postretirement benefits other than pension plans	11,147	270	2,245	2,386	6,246
Revolving credit facility	44,175	44,175	—	—	—
Purchase commitments(3)	79,503	41,919	37,584	—	—
Total contractual obligations	$244,938	$101,609	$66,345	$23,290	$53,694
 ______________
(1) Includes $5.5 million in outstanding contractual obligations for construction of the New Facility and $6.2 million outstanding contractual obligations under the Amended Building Contract as of March 31, 2017. See Note 5, New Facility, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
(2) Includes imputed interest of $0.1 million.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of March 31, 2017. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

As of March 31, 2017, we had committed to purchase green coffee inventory totaling $68.9 million under fixed-price contracts, equipment for the New Facility totaling $0.5 million and other purchases totaling $10.1 million under non-cancelable purchase orders.
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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at March 31, 2017. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At March 31, 2017, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at March 31, 2017	Change in Market Value
Interest Rate Changes
–150 basis points	$27,940	$1,399
–100 basis points	$27,561	$1,020
Unchanged	$26,541	$—
+100 basis points	$25,477	$(1,064)
+150 basis points	$24,952	$(1,589)
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At March 31, 2017, we had outstanding borrowings of $44.2 million, utilized $4.4 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $13.1 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at March 31, 2017 was 2.52%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the Revolving Facility, excluding interest on letters of credit, based on the weighted average interest rate on the loan as of March 31, 2017:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$44,175	1.11%	$490,343
–100 basis points	$44,175	1.61%	$711,218
Unchanged	$44,175	2.61%	$1,152,968
+100 basis points	$44,175	3.61%	$1,594,718
+150 basis points	$44,175	4.11%	$1,815,593

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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended March 31, 2017 and 2016, respectively, we reclassified $0.9 million in net gains and $(2.7) million in net losses on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. For the nine months ended March 31,

2017 and 2016, we reclassified $0.6 million in net gains and $(11.5) million in net losses on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three months ended March 31, 2017 and 2016, we recognized in “Other, net” $90,000 in net gains and $(0.1) million in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. For the nine months ended March 31, 2017 and 2016, we recognized in “Other, net” $63,000 in net gains and $(0.6) million in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In each of the three months ended March 31, 2017 and 2016, we recorded in “Other, net” net gains of $0.2 million on coffee-related derivative instruments not designated as accounting hedges. For the nine months ended March 31, 2017 and 2016, we recorded in “Other, net” net losses on coffee-related derivative instruments not designated as accounting hedges in the amounts of $(1.1) million and $(0.5) million, respectively.
The following table summarizes the potential impact as of March 31, 2017 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$18	$(18)	$1,702	$(1,702)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2017. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2017, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors
Our DSD Restructuring Plan may be unsuccessful or less successful than we presently anticipate, which may adversely affect our business, operating results and financial condition.

On February 21, 2017, we announced the DSD Restructuring Plan in an effort to realign functions into a channel based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. We cannot guarantee that we will be successful in implementing the DSD Restructuring Plan in a timely manner or at all, or that such efforts will not interfere with our ability to achieve our business objectives. The DSD Restructuring Plan costs may be greater than anticipated which could cause us to incur indebtedness in amounts in excess of expectations. We may be unable to realize the contemplated benefits in connection with the reduction in workforce and other potential restructuring activities, which may have an adverse impact on our performance. Moreover, reductions in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business which may cause them to delay or curtail doing business with us, may increase the likelihood of key employees leaving the Company or may make it more difficult to recruit new employees, and may have an adverse impact on our business. If we fail to achieve our objectives of the DSD Restructuring Plan, further restructuring may be necessary. Management continues to analyze the Company’s DSD organization and evaluate other potential restructuring opportunities in light of the Company’s strategic priorities which could result in additional restructuring charges the amount of which could be material.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Michael H. Keown
Michael H. Keown President and Chief Executive Officer (chief executive officer)
May 10, 2017

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
May 10, 2017

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

10.2
Joinder Agreement, dated as of October 11, 2016, by and among China Mist Brands, Inc., Farmer Bros. Co., as the Borrower’s Representative, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of March 2, 2015 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 filed with the SEC on February 9, 2017 and incorporated herein by reference).

10.3
Pledge and Security Agreement, dated as of March 2, 2015, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 6, 2015 and incorporated herein by reference).

10.4
Joinder to Pledge and Security Agreement, dated as of October 11, 2016, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., China Mist Brands, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 filed with the SEC on February 9, 2017 and incorporated herein by reference).

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

10.18	Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed herewith).**

10.19
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).**

10.20
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.21
Employment Agreement, dated as of September 25, 2015, by and between Farmer Bros. Co. and Isaac N. Johnston, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.22
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and David G. Robson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.23
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Ellen D. Iobst (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.24
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Scott A. Siers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.25
Form of First Amendment to Employment Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed herewith).**

10.26
Confidential General Release and Separation Agreement by and between Barry C. Fischetto and Farmer Bros. Co. dated February 17, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2017 and incorporated herein by reference).**

10.27
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).**

10.28
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.29
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.30
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.31
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.32
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.33
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.34
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.35	Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed herewith).**

10.36
Form of First Amendment to Change in Control Severance Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed herewith).**

10.37
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.38
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

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

10.41
Termination of Lease Agreement, dated as of September 15, 2016, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 9, 2016).

10.42
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.43
First Amendment to Development Management Agreement dated as of January 1, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.44
Second Amendment to Development Management Agreement dated as of March 25, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.45
AIA Document A141 - 2014, Standard Form of Agreement Between Owner and Design-Builder, dated as of September 22, 2015, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016 and incorporated herein by reference).

10.46
Change Order No. 12, dated as of September 17, 2016, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016 and incorporated herein by reference).

10.47
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 11, 2016, by and between Farmer Bros. Co. as Seller, and Bridge Acquisition, LLC as Buyer (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.48
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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2017, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.