Form 10-K
period 2017-06-30
FARMER BROTHERS CO
filed 2017-09-28
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐    NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐    NO  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES   ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the

Exchange Act.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2016 was $347.1 million.
As of September 27, 2017 the registrant had 16,846,002 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2017.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1A, Risk Factors of this report, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC. Reference is made in particular to forward-looking statements regarding the success of our corporate relocation, the timing and success of our direct-store-delivery restructuring plan, our success in consummating acquisitions and integrating acquired businesses, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, product sales, expenses, earnings per share (EPS), and liquidity and capital resources. We intend these forward-looking statements to speak only at the date of this report and do not undertake to update or revise these statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.

PART I

Item 1.	Business
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “us,” “our” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products. With a robust product line, including organic, Direct Trade, Direct Trade Verified Sustainable coffees or DTVS and other sustainably-produced coffees, iced and hot teas, cappuccino, spices, and baking/biscuit mixes, among others, we offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value-added services such as market insight, beverage planning, and equipment placement and service. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Corporate Relocation
In fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility housing these operations in Northlake, Texas (the “New Facility”) (the “Corporate Relocation Plan”). In order to focus on our core product offerings, in the second quarter of fiscal 2016, we sold certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc. (“Harris”). In fiscal 2017, we completed the construction of, and exercised the purchase option to acquire, the New Facility, relocated our Torrance operations to the New Facility, and sold our facility in Torrance, California (the “Torrance Facility”). We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
Recent Developments
Acquisitions
In fiscal 2017, we completed two acquisitions. On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored iced teas and iced green teas, and on February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. The China Mist acquisition is expected to extend our tea product offerings and give us a greater presence in the high-growth premium tea industry, while the West Coast Coffee acquisition is expected to broaden our reach in the Northwestern United States.
On August 18, 2017, we entered into an agreement to acquire substantially all of the assets of Boyd Coffee Company (“Boyd’s”), a privately-held coffee roaster and distributor with a focus on restaurants, hotels and convenience stores on the West Coast of the United States, with a combination of cash and stock. Boyd’s business model is expected to be complementary to the Company across customer channels, product portfolios and distribution networks, including a high-touch service model of direct-store-delivery. The transaction is expected to close in the second quarter of fiscal 2018, subject to certain closing conditions.
DSD Restructuring Plan
As a result of an ongoing operational review of various initiatives within our direct-store-delivery or DSD selling organization, in the third quarter of fiscal 2017, we commenced a restructuring plan to reorganize our DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”).

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
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers™, Artisan Collection by Farmer Brothers™, Superior® , Metropolitan™ and China Mist®. Our Artisan coffee products include Direct Trade, Fair Trade Certified™, Rainforest Alliance Certified™, organic and proprietary blends. In addition, we sell whole bean and roast and ground flavored and unflavored coffee products under the Un Momento®, Collaborative Coffee™, Cain's™ and McGarvey® brands and iced and hot teas under the China Mist® brand at retail. Our roast and ground coffee products are sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our China Mist tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. For a description of the amount of net sales attributed to each of our product categories in fiscal 2017, 2016 and 2015, see Management's Discussion and Analysis of Financial Conditions and Results of Operations—Results of Operations included in Part II, Item 7 of this report.
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
In order to achieve our mission, we have had to grow existing capabilities and develop new ones over the years. More recently, we have undertaken initiatives such as, but not limited to, the following:

•	develop new products in response to demographic and other trends to better compete in areas such as premium coffees and teas;

•	grow through acquisitions to broaden our geographic reach and to increase our presence in the high-growth premium tea industry;

•
implement a channel-based selling strategy to better address the unique needs of each customer channel, more quickly respond to industry trends, and improve sales growth while maintaining the value-add provided by the DSD delivery and service model;

•	rethink aspects of our Company culture to improve productivity and employee engagement and to attract and retain talent;

•	embrace sustainability across our operations, in the quality of our products, as well as, how we treat our coffee growers; and

•	ensure our systems and processes provide the highest quality products at a competitive cost, protection against cyber threats, and a safe environment for our employees and partners.
We differentiate ourselves in the marketplace through our product offerings and through our customer service model, with quality and sustainability as the underpinning, which includes:

•	a wide variety of coffee product offerings and packaging options across numerous brands and three quality tiers-value, premium and specialty;

•	consumer-branded coffee and tea products;

•	beverage equipment placement and service;

•	hassle-free inventory and product procurement management;

•	DSD service;

•	merchandising support;

•	product and menu insights; and

•	a robust approach to social, environmental and economic sustainability throughout our business.
Our services provided to DSD customers are conducted primarily in person through Route Sales Representatives, or RSRs, who develop personal relationships with chefs, restaurant owners and food buyers at their delivery locations. We also provide comprehensive coffee programs to our national account customers, including private brand development, green coffee procurement, hedging, category management, sustainable sourcing and supply chain management. Through China Mist Tea-Loving Care®, we offer our customers an iced tea service that includes a diverse offering of on-trend products, brewing equipment expertly calibrated for extracting optimal flavor from our tea blends, specialized distribution, training and incentives, professional service, quality assurance, and strategic marketing support.
We distribute our owned brands primarily through our DSD network, and, in some cases, through third-party distributors, while continuing to support and grow our private label and other national account business. We also sell coffee and tea products directly to consumers through our website and China Mist's website, respectively, and sell certain products such as Un Momento®, Collaborative Coffee™, Cain's™ and McGarvey® coffees and China Mist® teas at retail.
Strategic Initiatives
We are focused on the following strategies to reduce costs, streamline our supply chain, expand the breadth of products and services we provide to our customers, broaden our geographic reach, increase our presence in high growth industries and product categories, and better position the Company to attract new customers:
Reduce Costs to Compete More Effectively

•
New Facility. In fiscal 2017, we completed construction of and relocation to our state-of-the-art facility in Northlake, Texas. We undertook this endeavor, in part, to pursue improved production efficiency to allow us to provide a more cost-competitive offering of high-quality products. We believe the ongoing improvements in production efficiency will allow us to operate at a lower cost, generally.

•
DSD Restructuring Plan. As a result of an ongoing operational review of various initiatives within our DSD selling organization, in the third quarter of fiscal 2017, we commenced the DSD Restructuring Plan to reorganize our DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. We began recognizing cost benefits associated with the restructuring in the fourth quarter of fiscal 2017 and we anticipate annualized savings from the restructuring plan beginning in the second quarter of fiscal 2018. We expect to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018. We continue to analyze our DSD organization and evaluate other potential restructuring opportunities in light of our strategic priorities.

•
Third-Party Logistics. During the second half of fiscal 2016, we replaced our long-haul fleet operations with third-party logistics (“3PL“). In fiscal 2017, we experienced a reduction in our fuel consumption and empty trailer miles, while improving our intermodal and trailer cube utilization as compared to the prior fiscal year. Aligning with our 3PL partner has allowed us to more efficiently manage routing thereby reducing diesel pollution in support of our sustainability efforts. Dynamic routing is expected to allow for further reduction of our carbon emissions in fiscal 2018.

•
Vendor Managed Inventory. During the second half of fiscal 2016, we entered into a third-party vendor managed inventory arrangement. The use of vendor managed inventory arrangements has begun to yield benefits in fiscal 2017 by enabling us to reconfigure our packaging methodology, eliminating duplication but resulting in the same strength packaging with less material, thereby reducing waste and contributing to our sustainability efforts.

•
Warehouse Management. In the first quarter of fiscal 2017, we entered into an agreement with a third party to provide warehouse management services for our New Facility.  We expect the warehouse management services to facilitate cost savings by leveraging the third party's expertise in opening new facilities, implementing lean management practices, improving performance on certain key performance metrics, and standardizing best practices.

Optimize Sales, Pricing and Portfolio of Products

•
Pricing and Products. In fiscal 2016, we built capability to more strategically optimize our pricing strategy across product, channel, customer and geographic segments, which we continued in fiscal 2017. This process is designed to improve our average margins as well as retention rates. In addition, in fiscal 2017, we continued our prior work optimizing SKU count and identifying opportunities to consolidate suppliers to improve costs and supply chain efficiency.

•
Channel-Based Selling Organization. Changing from a geographic to a channel-based selling strategy as part of the DSD Restructuring Plan is expected to allow us to better serve our customers and improve sales growth while maintaining the value-add provided by the DSD delivery and service model. We believe this new, channel-based sales strategy will empower our sales organization to better address the unique needs of each customer channel thereby deepening our customer relationships, allow us to create a more comprehensive customer support structure, enhance our marketing efforts, and allow us to respond more quickly to industry trends.

Strategic Investment in Assets and Evaluation of Cost Structure

•
Acquisitions. One of our investment priorities is exploring acquisitions that we believe will enhance long-term stockholder value and complement or enhance our product, equipment, service and/or distribution offerings to existing and new customer bases. For example, in fiscal 2017, we completed the China Mist acquisition to extend our tea product offerings and give us a greater presence in the high-growth premium tea industry, and the West Coast Coffee acquisition to broaden our reach in the Northwestern United States. Additionally, on August 18, 2017, we entered into an agreement to acquire Boyd Coffee Company. The Boyd Coffee Company acquisition is expected to add to our product portfolio, improve our growth potential, broaden our distribution footprint with a deeper penetration on the West Coast of the United States, and increase our capacity utilization at our production facilities. The transaction is expected to close in the second quarter of fiscal 2018, subject to certain closing conditions. See Note 3, Acquisitions, and Note 26, Subsequent Events—Boyd’s Purchase Agreement, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

•
Asset Utilization. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus have included corporate staffing and structure, methods of procurement, logistics, inventory management, supporting technology, and real estate assets.

•
Branch Consolidation and Property Sales. In an effort to streamline our branch operations, in the fourth quarter of fiscal 2016, we sold two Northern California branch properties, with a third Northern California property under contract for sale, and we acquired a new branch facility in Hayward, California. The third Northern California property was sold in fiscal 2017. We evaluate our branch operation structure on an ongoing basis to identify opportunities to streamline the supply chain and reduce costs.

Corporate Capabilities and Alignment to Create Stockholder Value

•
Investment in Human Resources. In February 2017, we hired David G. Robson as our Treasurer and Chief Financial Officer and Ellen D. Iobst as our Chief Operations Officer. We also promoted Scott Siers to our executive management team as Senior Vice President and General Manager—Direct Ship. Each of these individuals brings a proven track record of strategic and operational leadership capabilities in finance and/or manufacturing operations at large consumer goods organizations.

•
Commitment to Employee Wellness. We are committed to creating a healthier and happier workforce which we believe contributes to our success. We have received certifications as a Fit-Friendly Worksite and a Blue Zone Workplace based on the activities and environment created in our workplace to support healthy living and promote wellness of our associates.

•
Employee Development. We have invested in a Learning Management System to enable training facilitation and tracking of training modules to support the development of employees at all levels and functions within the organization.  We recently completed a Talent Planning Process of all exempt level employees across the organization.  We calibrated the assessment of talent and created succession charts for all critical roles to ensure we have the right talent and capabilities to support the business today and in the future.

Performance Driven Culture

•
In fiscal 2017, we continued to emphasize greater alignment of employee individual goals with Company goals under our compensation plans in order to focus the entire organization on the effort to create value for our stockholders.

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

•
Growth in Premium Tea Industry. In fiscal 2017, we increased our presence in the high-growth premium tea industry through the China Mist acquisition. In fiscal 2017, we introduced a new retail line of China Mist naturally flavored iced teas which are naturally gluten-free and blended with all-natural flavorings, and a new line of Artisan hot teas.

•
Product Development Lab. In fiscal 2017, we opened our product development lab at the New Facility where we are focused on developing innovative products in response to industry trends and customer needs. In fiscal 2017, we developed new products including Artisan Cold Brew Coffee and Artisan Direct Trade Coffee.

•
SQF Certification. We are committed to the highest standards in food quality and safety. We have obtained the Safety Quality Food (“SQF”) certification under the Global Food Safety Initiative in our Portland and Houston facilities and are in the process of obtaining the SQF certification for the New Facility.

Expand Sustainability Leadership

•
Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2017, we submitted our third third-party verified Carbon Disclosure Project survey for Scope 1, 2 and 3 emissions (direct emissions, indirect emissions from consumption of purchased electricity, heat or steam and other indirect emissions). Further, we published sustainability reports based on the Global Reporting Initiative’s core compliance standard in fiscal 2017 and 2016 relating to our fiscal 2016 and 2015 operations, respectively. In addition, China Mist is a member of the Ethical Tea Partnership (the “ETP”), a non-profit organization that works to improve the sustainability of the tea sector, the lives of tea workers and farmers, and the environment in which tea is produced. As a member of the ETP, China Mist sources all its tea from tea plantations that are certified, monitored, and regularly audited by the ETP.

•
LEED® Certified Facilities. Our Portland production and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification. We anticipate that our corporate offices at the New Facility will also be LEED® certified.

•
Expansion of DTVS Program. In fiscal 2017, we completed our second third-party audit and verification of our DTVS program for sourcing green coffee. DTVS is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is DTVS, we follow an outcome-based evaluation framework. The outcome of this evaluation weighs on where we invest our resources within our supply chain and has led to an increased level of transparency for us. DTVS represents a growing part of our coffee portfolio.

•
Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, in fiscal 2017 we began tracking traceability levels from all green coffee suppliers on a per contract basis.

•
Supplier Sustainability. We are committed to working with suppliers who share our social, environmental and economic sustainability goals. Regulatory and reputational risks can increase when suppliers are not held to the same strict standards to which we hold ourselves. To address this concern, in fiscal 2017, we surveyed all green coffee suppliers along with our top non-raw coffee suppliers to assess their social, environmental, and economic sustainability practices and alignment with the United Nations Global Compact, a United Nations initiative to encourage businesses worldwide to adopt sustainable and socially responsible policies.

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

•	Recipient organizations include Feeding America, Ronald McDonald House, and local food banks.

•
We support industry organizations such as World Coffee Research, which commits to grow, protect, and enhance supplies of quality coffee while improving the livelihoods of the families who produce it, and the Specialty Coffee Association (“SCA”) Sustainability Council and the Coalition for Coffee Communities, which are focused on sustainability in coffee growing regions.

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

Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee and tea knowledge to grow our business:

•
Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation and/or leadership positions with the SCA, National Coffee Association, Coalition for Coffee Communities, International Women's Coffee Alliance, International Foodservice Manufacturers Association, Pacific Coast Coffee Association, Roasters Guild and World Coffee Research, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive SCA certification of a state-of-the-art coffee lab and operate Public Domain®, a specialty coffeehouse in Portland, Oregon. We plan to submit our product development lab at the New Facility for SCA certification.

•
Market Insight and Consumer Research. We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee and tea industries. We provide trend insights that help our customers create winning products and integrated marketing strategies. Within this, we are focused on understanding key demographic groups such as Millennials and Hispanics, and key channel trends.

Raw Materials and Supplies
Our primary raw material is green coffee, an agricultural commodity traded on the Commodities and Futures Exchange that is subject to price fluctuations. Over the past five years, coffee “C” market price per pound ranged from approximately $1.02 to $2.22. The coffee “C” market price as of June 30, 2017 and 2016 was $1.26 and $1.46 per pound, respectively. Our principal packaging materials include cartonboard, corrugated and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Coffee “C” market prices in fiscal 2017 traded in a 60 cent range during the year, but averaged near the historical average for the past five years. There can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade, DTVS and Fair Trade Certified™ sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™ provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade and DTVS products provide similar assurance except that the arrangements are provided directly to farmers instead of through brokers in an effort to promote investment in better and more sustainable farming practices as well as to ensure a fairer price. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 8, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
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
Distribution
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; Hillsboro, Oregon; and Scottsdale, Arizona. Distribution takes place out of the New Facility, the Portland, Hillsboro and Scottsdale facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
Our products reach our customers primarily in two ways: through our nationwide DSD network of 450 delivery routes and 114 branch warehouses as of June 30, 2017, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business by our RSRs who generally are responsible for soliciting, selling and collecting from and otherwise maintaining our customer accounts. Our DSD business includes office coffee services whereby we provide office coffee and tea products, including a variety of coffee brands and blends, brewing and beverage equipment, and foodservice supplies directly to offices. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on 3PL service providers for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our website and China Mist's website, respectively.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products. Although no single customer accounted for 10% or more of our net sales in any of the last three fiscal years, we have several large national account customers, the loss of or reduction in sales to one or more of which would be likely to have a material adverse effect on our results of operations. During fiscal 2017, our top five customers accounted for approximately 21% of our net sales.
Most of our customers rely on us for distribution; however, some of our customers use third-party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low-cost provider with little concern about service, while others find great value in the service programs we provide. We offer a full return policy to ensure satisfaction and extended terms for those customers who qualify. Historically, our product returns have not been significant.
Competition
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, such as The J.M. Smucker Company (Folgers Coffee), Dunkin' Brands Group, Inc., The Kraft Heinz Company (Maxwell House Coffee) and Massimo Zanetti Beverage, wholesale foodservice distributors such as Sysco Corporation and US Foods, regional coffee roasters such as S&D Coffee & Tea (Cott Corporation) and Boyd Coffee Company, specialty coffee suppliers such as Keurig Green Mountain, Inc., Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee Inc., Starbucks Corporation and Peet’s Coffee & Tea, and retail brand beverage manufacturers. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores (physical and on-line) such as Costco, Sam’s Club and Restaurant Depot and on-line retailers such as Amazon. We also face competition from growth in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages.
We believe our longevity, product quality and offerings, national distribution network, industry and sustainability leadership, market insight, comprehensive approach to customer relationship management, and superior customer service are the major factors that differentiate us from our competitors. We compete well when these factors are valued by our customers, and we are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.

Working Capital
We finance our operations internally and through borrowings under our existing credit facility. For a description of our liquidity and capital resources, see Results of Operations and Liquidity, Capital Resources and Financial Condition included in Part II, Item 7 of this report and Note 19, Other Current Liabilities, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. Our working capital needs are greater in the months leading up to our peak sales period during the winter months, which we typically finance with cash flows from operations. In anticipation of our peak sales period, we typically increase inventory in the first quarter of the fiscal year. We use various techniques including demand forecasting and planning to determine appropriate inventory levels for seasonal demand.
Regulatory Environment
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, and occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material legal proceedings arising under these regulations except as described in Note 23, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Employees
On June 30, 2017, we employed approximately 1,610 employees, 442 of whom are subject to collective bargaining agreements.
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
You should carefully consider each of the following factors, as well as the other information in this report, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline.
Our DSD Restructuring Plan may be unsuccessful or less successful than we presently anticipate, which may adversely affect our business, operating results and financial condition.
On February 21, 2017, we announced the DSD Restructuring Plan in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. We cannot guarantee that we will be successful in implementing the DSD Restructuring Plan in a timely manner or at all, or that such efforts will not interfere with our ability to achieve our business objectives. The DSD Restructuring Plan costs may be greater than anticipated which could cause us to incur indebtedness in amounts in excess of expectations. We may be unable to realize the contemplated benefits in connection with the reduction in workforce and other potential restructuring activities, which may have an adverse impact on our performance. Moreover, reductions in force can be difficult to manage, may cause concerns from current and potential customers, suppliers and other third parties with whom we do business which may cause them to delay or curtail doing business with us, may increase the likelihood of key employees leaving the Company or may make it more difficult to recruit new employees, and may have an adverse impact on our business. If we fail to achieve our objectives of the DSD Restructuring Plan, further restructuring may be necessary. Management continues to analyze the Company’s DSD organization and evaluate other potential restructuring opportunities in light of the Company’s strategic priorities which could result in additional restructuring charges the amount of which could be material. If we are unable to realize the anticipated benefits from our restructuring activities, we could be cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.
Increases in the cost of green coffee could reduce our gross margin and profit.
Our primary raw material is green coffee, an agricultural commodity traded on the Commodities and Futures Exchange that is subject to price fluctuations. Although coffee “C” market prices in fiscal 2017 averaged near the historical average for the past five years, there can be no assurance that green coffee prices will remain at these levels in the future. The supply and price of green coffee may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, political and economic conditions, labor actions, foreign currency fluctuations, armed conflict in coffee producing nations, acts of terrorism, government actions and trade barriers, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price which premium, depending on the supply and demand at the time of purchase, may be significant. Increases in the “C” market price may also impact our ability to enter into green coffee purchase commitments at a fixed price or at a price to be fixed whereby the price at which the base “C” market price will be fixed has not yet been established. There can be no assurance that our purchasing practices and hedging activities will mitigate future price risk. As a result, increases in the cost of green coffee could have an adverse impact on our profitability.
Our efforts to secure an adequate supply of quality coffees and other raw materials may be unsuccessful and impact our ability to supply our customers or expose us to commodity price risk.
Maintaining a steady supply of green coffee is essential to keeping inventory levels low while securing sufficient stock to meet customer needs. We rely upon our ongoing relationships with our key suppliers to support our operations. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships deteriorate or we are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we may be unable to procure a sufficient quantity of high‑quality coffee beans and other raw materials at prices acceptable to us or at all which could negatively affect our results of operations. Further, non-performance by suppliers could expose us to credit and supply risk under coffee purchase commitments for delivery in the future. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. A raw material shortage could result in disruptions in our ability to deliver products to our customers, a deterioration of our relationship with our customers, decreased revenues or could impair our ability to expand our business.
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
Sales of roast and ground coffee represented approximately 63%, 61% and 61% of our net sales in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Demand for our products is affected by, among other things, consumer tastes and preferences, global economic conditions, demographic trends and competing products. Any decrease in demand for our roast and ground coffee products would cause our sales and profitability to decline.
If we are unable to respond successfully to changing consumer preferences and trends related to our products, we may not be able to maintain or increase our revenues and profits.
Consumer preferences may change due to a variety of factors, including changes in consumer demographics, increasing awareness of the environmental and social effects of product production, social trends, negative publicity, economic downturn or other factors. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings and developing new products and categories, our business and results of operations could be negatively affected. We may not be successful in responding to changing consumer preferences, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.
Price increases may not be sufficient to offset cost increases or may result in volume declines which could adversely impact our revenues and gross margin.
Customers generally pay for our products based either on an announced price schedule or under commodity-based pricing arrangements whereby the changes in green coffee commodity and other input costs are passed through to the customer. The pricing schedule is generally subject to adjustment, either on contractual terms or in accordance with periodic product price adjustments, which may result in a lag in our ability to correlate the changes in our prices with fluctuations in the cost of raw materials and other inputs. Depending on contractual restrictions, we may be unable to pass some or all of these cost increases to our customers by increasing the selling prices of our products. If we are not successful in increasing selling prices sufficiently to offset increased raw material and other input costs, including packaging, direct labor and other overhead, or if our sales volume decreases significantly as a result of price increases, our results of operations and financial condition may be adversely affected.

We rely on co-packers to provide our supply of tea, spice and culinary products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-pack agreements could adversely affect our results of operations.
We have a number of supply agreements with co-packers that require them to provide us with specific finished goods, including tea, spice and culinary products. For some of our products we essentially rely upon a single co-packer as our sole-source for the product. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us, including the failure by our co-packers to comply with food safety, environmental, or other laws and regulations, or the termination or renegotiation of any such co-pack agreement could result in disruptions to our supply of finished goods, cause damage to our reputation and brands, and have an adverse effect on our results of operations. Additionally, our co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products, which could disrupt our supply of finished goods, or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as our existing co-pack arrangements, or at all.
Competition in the coffee industry and beverage category could impact our profitability.
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, wholesale foodservice distributors, regional coffee roasters, specialty coffee suppliers, and retail brand beverage manufacturers. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores and on-line retailers. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, then our competitive position may be weakened and our sales and profitability may be materially adversely affected. If, due to competitive pressures or contractual restrictions, we are required to reduce prices to attract market share or we are unable to increase prices in response to commodity and other cost increases, our results of operations could be adversely affected if we are not able to increase sales volumes to offset the margin declines. If our retail customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our product volumes. Increased competition in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages, may also have an adverse impact on sales of our coffee products.
We face exposure to other commodity cost fluctuations, which could impact our margins and profitability.
In addition to green coffee, we are exposed to cost fluctuations in other commodities under supply arrangements, including raw materials, tea, spices, and packaging materials such as cartonboard, corrugated and plastic. We purchase certain ingredients, finished goods and packaging materials under cost-plus supply arrangements whereby our cost may increase based on an increase in the underlying commodity price or changes in production costs. The cost of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. The changes in the prices we pay may take place on a monthly, quarterly or annual basis depending on the product and supplier. Unlike green coffee, we do not purchase any derivative instruments to hedge cost fluctuations in these other commodities. As a result, to the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.
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
We have several large national account customers, the loss of or reduction in sales to one or more of which is likely to have a material adverse effect on our results of operations. During fiscal 2017, our top five customers accounted for approximately 21% of our net sales. We generally do not have long-term contracts with our customers. Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same quantities as they have in the past. In addition, because of the competitive environment facing many of our customers and industry consolidation which has produced large customers with increased buying power and negotiating strength, our customers have increasingly sought to improve their profitability through pricing concessions and more favorable trade terms. To the extent we provide pricing concessions or favorable trade terms, our margins would be reduced. If we are unable to continue to offer terms that are acceptable to our customers, they may reduce purchases of our products which would adversely affect our financial performance. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products which could adversely affect our sales and profitability.
We rely on information technology and are dependent on enterprise resource planning software in our operations. Any material failure, inadequacy, interruption or security failure of that technology could affect our ability to effectively operate our business.
Our ability to effectively manage our business, maintain financial accuracy and efficiency, comply with regulatory, financial reporting, legal and tax requirements, and coordinate the production, distribution and sale of our products depends significantly on the reliability, capacity and integrity of information technology systems on which we rely. We are also dependent on enterprise resource planning software for some of our information technology systems and support. The failure of these systems to operate effectively and continuously, due to, among other things, natural disasters, terrorist attacks, software, equipment or telecommunications failures, issues with performance by third-party providers, processing errors, computer viruses, hackers, cyberattack or other security issues, supplier defects, power outages, inadequate or ineffective redundancy, or problems with transitioning to upgraded or replacement systems, could result in delays in processing replenishment orders from our branch warehouses, an inability to record input costs or product sales accurately or at all, an impaired understanding of our operations and results, an increase in operating expenses, reduced operational efficiency, loss of customers or other business disruptions, all of which could negatively affect our business and results of operations. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Failure to effectively allocate and manage our resources to support our information technology infrastructure could result in transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of sensitive or confidential data through security breach or otherwise. Significant capital investments could be required to remediate any potential problems or to otherwise protect against security breaches or to address problems caused by breaches.
If we are unable to securely maintain confidential information relating to our customers, suppliers, employees or our Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and negatively affect our results of operations.
The protection of our customer, supplier, employee, and Company data is critical. If we experience a data security breach of any kind, we may experience a loss of critical data, suffer financial or reputational damage or penalties, or face exposure to negative publicity, government enforcement actions, private litigation or costly response measures. In addition, our reputation within the business community and with our customers and suppliers may be affected, which could result in our customers and suppliers ceasing to do business with us which could adversely affect our business and results of operations. Our insurance policies do not cover losses caused by security breaches.

Interruption of our supply chain, including a disruption in operations at any of our production and distribution facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.
We rely on a limited number of production and distribution facilities. A disruption in operations at any of these facilities or any other disruption in our supply chain relating to green coffee supply, service by our 3PL service providers or common carriers, supply of raw materials and finished goods under co-pack or vendor-managed inventory arrangements, or otherwise, whether as a result of casualty, natural disaster, power loss, telecommunications failure, terrorism, labor shortages, contractual disputes, weather, environmental incident, pandemic, strikes, the financial or operational instability of key suppliers, distributors and transportation providers, or other causes, could significantly impair our ability to operate our business and adversely affect our relationship with our customers. In such event, we may also be forced to contract with alternative, and possibly more expensive, suppliers or service providers, which would adversely affect our profitability. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations. Additionally, the majority of our green coffee comes through the Ports of Houston and Seattle. Any interruption to port operations, highway arteries, gas mains or electrical service in the areas where we operate or obtain products or inventory could restrict our ability to manufacture and distribute our products for sale and would adversely impact our business.
Our failure to accurately forecast demand for our products or quickly respond to forecast changes could have an adverse effect on our sales.
Based upon our forecasts of customer demand, we set target levels for the manufacture of our products and for the purchase of green coffee in advance of customer orders. If our forecasts exceed demand, we could experience excess inventory and manufacturing capacity and/or price decreases or we could be required to write-down expired or obsolete inventory, which could adversely impact our financial performance. Alternatively, if demand for our products increases more than we currently forecast and we are unable to satisfy increases in demand through our current manufacturing capacity or appropriate third-party providers, or we are unable to obtain sufficient raw materials inventories under vendor-managed inventory arrangements or otherwise, we may not be able to satisfy customer demand for our products which could have an adverse impact on our sales and reputation.
We depend on the expertise of key personnel. The unexpected loss of one or more of these key employees or difficulty recruiting and retaining qualified personnel could have a material adverse effect on our operations and competitive position.
Our success largely depends on the efforts and abilities of our executive officers and other key personnel. There is limited management depth in certain key positions throughout the Company. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require significant investments in training, coaching and other career development and retention activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, and we may never realize returns on these investments. Competition for talent is intense, and we might not be able to identify and hire the personnel we need to continue to evolve and grow our business. If we are not able to effectively retain and grow our talent, our ability to achieve our strategic objectives will be adversely affected, which may impact our financial condition and results of operations. Further, any unplanned turnover or failure to develop or implement an adequate succession plan for our CEO, CFO, senior management and other key employees, could deplete our institutional knowledge base, erode our competitive advantage, and negatively affect our business, financial condition and results of operations. We do not maintain key person life insurance policies on any of our executive officers.
Investment in acquisitions could disrupt our ongoing business, not result in the anticipated benefits and present risks not originally contemplated.
We have invested and in the future may invest in acquisitions which may involve risks and uncertainties, including the risks involved with entering new product categories or geographic regions, contingent risks associated with the past operations of or other unanticipated problems arising in any acquired business, limited warranties and indemnities from the sellers of acquired businesses, the challenges of achieving strategic objectives and other benefits expected from acquisitions, failure to implement our business plan for the combined business, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and liabilities, the performance of underlying products, capabilities or technologies, inconsistencies in standards, controls, procedures, policies and compensation structures of the acquired businesses and our business, the potential loss of key personnel, customers and suppliers of the acquired businesses, and other unanticipated issues, expenses and liabilities. The success of any such acquisitions will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating the acquired businesses with our existing businesses, and to achieve revenue and cost synergies. The integration process may be complex, time consuming, costly, and subject to uncertainties and contingencies many of which may be beyond our control and difficult to predict, including issues in integrating financial, manufacturing, logistics, information, communications and other systems. Additionally, any such acquisitions may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, restructuring charges and the recognition of significant charges for depreciation and amortization related to intangible assets.
There can be no assurance that any such acquisitions will be identified or that we will be able to consummate any such acquisitions on terms favorable to us or at all, or that we will be able to maintain the levels of revenue, earnings or operating efficiencies expected. Furthermore, there can be no assurance that the synergies from any such acquisitions will be achieved within the anticipated time frame or at all, or that such synergies will not be offset by costs incurred in consummating such acquisitions or in integrating the acquired businesses, increases in expenses, operating losses or adverse business results. In addition, actual results may differ from pro forma financial information of the combined companies due to changes in the fair value of assets acquired and liabilities assumed, changes in assumptions used to form estimates, differences in accounting policies between the companies, and completion of purchase accounting. If any such acquisitions are not successful, our business and results of operations could be adversely affected.
We may devote a significant amount of our management’s attention and resources to our ongoing review of strategic opportunities, and we may not be able to fully realize the potential benefit of any such opportunities that we pursue.
We may from time to time be engaged in evaluating strategic opportunities to complement our growth strategy, and we may engage in discussions that may result in one or more transactions. Although there would be uncertainty that any of these discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of our management’s attention and resources to evaluating and pursuing a transaction or opportunity, which could negatively affect our operations. In addition, we may incur significant costs in connection with evaluating and pursuing strategic opportunities, regardless of whether any transaction is completed. We may not fully realize the potential benefits of any transactions that we may pursue.
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
At June 30, 2017, the projected benefit obligation under our single employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plans, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.
Our sales and distribution network is costly to maintain.
Our sales and distribution network requires a large investment to maintain and operate. Costs include the fluctuating cost of gasoline, diesel and oil, costs associated with managing, purchasing, leasing, maintaining and insuring a fleet of delivery vehicles, the cost of maintaining distribution centers and branch warehouses throughout the country, the cost of our long-haul distribution and 3PL service providers, and the cost of hiring, training and managing our sales force. Many of these costs are beyond our control, and many are fixed rather than variable. Some competitors use alternate methods of distribution that fix, control, reduce or eliminate many of the costs associated with our method of distribution.
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
Failure to protect our intellectual property may adversely affect our competitive position.
We possess intellectual property that is important to our business. This intellectual property includes brand names, trademarks, trade names, service marks, copyrights, recipes, product formulas, business processes and other trade secrets. Our success depends, in part, on our ability to protect our intellectual property. We cannot be certain that the steps we take to protect our rights will be sufficient or that others will not infringe or misappropriate our rights. If we come into conflict with third parties over intellectual property rights it may disrupt our business, divert management attention from business operations and consume significant resources. If we are found to infringe on the intellectual property rights of others, we could incur significant damages, be enjoined from continuing to manufacture, market or use the affected product, or be required to obtain a license to continue manufacturing or using the affected product. Changing products or processes to avoid infringing the rights of others may be costly or impracticable, and a license may be unavailable on reasonable terms, if at all.
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
We participate in two multiemployer defined benefit pension plans and one multiemployer defined contribution pension plan for certain union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these plans could increase due to a number of factors, including the funded status of the plans and the level of our ongoing participation in these plans. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. In the event we withdraw from participation in one or more of these plans, we could be required to make an additional lump-sum contribution to the plan. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. On July 13, 2017, we received correspondence from the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) stating that we had liability for a share of the Western Conference of Teamsters Pension Plan (“WCTPP”) unfunded vested benefits based on the WCT Pension Trust’s claim that certain of our employment actions resulting from the Corporate Relocation Plan amounted to a partial withdrawal from the WCTPP. See Note 26, Subsequent Events---Western Conference of Teamsters Pension Trust, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report. The amount of any potential withdrawal liability associated with the WCTPP or any other multiemployer pension plan in which we participate could be material to our results of operations and cash flows.
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
At June 30, 2017, we had $18.6 million in long-lived intangible assets, including recipes, non-compete agreements, customer relationships, trade names, trademarks and a brand name, and goodwill of $11.0 million, associated with completed acquisitions. Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and goodwill and adversely affect our operating results.
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
Our operating results may fluctuate from period to period as a result of a number of factors, including fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, changes in financial estimates by analysts or our inability to meet those financial estimates, changes in conditions or trends in our industry, geographies, or customers, activism by any large stockholder or group of stockholders, speculation by the investment community regarding our business, actual or anticipated growth rates relative to our competitors, terrorist acts, natural disasters, perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, competition, changes in consumer preferences, seasonality, our ability to retain and attract customers, our ability to manage inventory and fulfillment operations and maintain gross margin, and period and year-end LIFO inventory adjustments. Fluctuations in our operating results due to these factors or for any other reason could cause our stock price to decline. In addition, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market price of equity securities issued by many companies. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
An increase in our debt leverage could adversely affect our liquidity and results of operations.
As of June 30, 2017 and 2016, we had outstanding borrowings under our credit facility of $27.6 million and $0.1 million, respectively, with excess availability of $27.9 million and $46.6 million, respectively. We may incur significant indebtedness in the future, including through additional borrowings under the credit facility, exercise of the accordion feature under the credit facility to increase the revolving commitment by up to an additional $50.0 million, or otherwise. Our present indebtedness and any future borrowings could have adverse consequences, including:

•	requiring a substantial portion of our cash flow from operations to make payments on our indebtedness;

•	reducing the cash flow available or limiting our ability to borrow additional funds, to pay dividends, to fund capital expenditures and other corporate purposes and to pursue our business strategies;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•	increasing our vulnerability to general adverse economic and industry conditions; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt.
To the extent we become more leveraged, we face an increased likelihood that one or more of the risks described above would materialize. In addition, if we are unable to make payments as they come due or comply with the restrictions and covenants under the credit facility or any other agreements governing our indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under the credit facility or any such other agreements, the lenders could terminate their commitments to lend and/or accelerate the loans and declare all amounts borrowed due and payable. Furthermore, our lenders under the credit facility could foreclose on their security interests in our assets. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing on acceptable terms or at all. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.
Borrowings under our credit facility bear interest at a variable rate exposing us to interest rate risk.
Our credit facility subjects us to interest rate risk. The rate at which we pay interest on outstanding amounts under the credit facility fluctuates with changes in interest rates and availability levels. As a result, we are exposed to changes in interest rates with respect to any amounts from time to time outstanding under our credit facility. If we are unable to adequately manage our debt structure in response to changes in the market, our interest expense could increase, which would negatively affect our financial condition and results of operations.
We may need additional financing in the future, and we may be unable to obtain that financing.
Our cash requirements in the future may be greater than expected. Should we experience a deterioration in operating performance, we will have less cash inflows from operations available to meet our financial obligations or to fund our other liquidity needs. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell selected assets; or

•	reduce or delay planned capital or operating expenditures, strategic acquisitions or investments.
Such measures might not be sufficient to enable us to satisfy our financial obligations or to fund our other liquidity needs, and could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or have a material adverse effect on our financial condition and results of operations. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. Our future operating performance and our ability to service or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.
Stockholders may experience future dilution as a result of future equity offerings.
In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock which would result in those newly issued shares being dilutive. In addition, investors purchasing shares or other securities in the future could have rights superior to existing stockholders, which could dilute the value of outstanding shares. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing stockholders for their shares.
Customer quality control problems may adversely affect our brands thereby negatively impacting our sales.
Our success depends on our ability to provide customers with high-quality products and service. Although we take measures to ensure that we sell only fresh products, we have no control over our products once they are purchased by our customers. Accordingly, customers may prepare our products inconsistent with our standards, or store our products for longer periods of time, potentially affecting product quality. Clean water is critical to the preparation of coffee, tea and other beverages. We have no ability to ensure that our customers use a clean water supply to prepare these beverages. If consumers do not perceive our products and service to be of high quality, then the value of our brands may be diminished and, consequently, our operating results and sales may be adversely affected.
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
Selling products for human consumption involves inherent legal risks. Instances or reports of food safety issues involving our products, whether or not accurate, such as unclean water supply, food or beverage-borne illnesses, tampering, contamination, mislabeling, or other food or beverage safety issues, including due to the failure of our third-party co-packers to maintain the quality of our products and to comply with our product specifications, could damage the value of our brands, negatively impact sales of our products, and potentially lead to product recalls, production interruptions, product liability claims, litigation or damages. A significant product liability claim against us, whether or not successful, or a widespread product recall may reduce our sales and harm our business.
Government regulations affecting the conduct of our business could increase our operating costs, reduce demand for our products or result in litigation.
The conduct of our business is subject to various laws and regulations including those relating to food safety, ingredients, manufacturing, processing, packaging, storage, marketing, advertising, labeling, quality and distribution of our products, as well as environmental laws and those relating to worker health and workplace safety. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws, including the Food Safety Modernization Act of 2011 which requires, among other things, that food facilities conduct contamination hazard analyses, implement risk-based preventive controls and develop track-and-trace capabilities; laws relating to product labeling, advertising and marketing practices; accounting standards and taxation requirements; competition laws; environmental laws; laws regarding ingredients used in our products; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states. Any new laws and regulations or changes in government policy, existing laws and regulations or the interpretations thereof could require us to change certain of our operational processes and procedures, or implement new ones, and may increase our operating and compliance costs, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes or procedures (or force us to implement new processes or procedures). If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations and adversely affect our reputation and brand image. In addition, claims or liabilities of this sort may not be covered by insurance or by any rights of indemnity or contribution that we may have against others.
Members of the U.S. Congress and the new presidential administration have announced plans to repeal and replace the Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010. It is currently unclear how a repeal or replacement of these programs might affect healthcare costs. Government regulations affecting taxes, healthcare costs, energy usage, immigration and other labor issues may have a direct or indirect effect on our business or those of our customers or suppliers.

Significant additional labeling or warning requirements may increase our costs and adversely affect sales of the affected products.
Various jurisdictions may seek to adopt significant additional product labeling (such as requiring labeling of products that contain genetically modified organisms) or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our products, they may inhibit sales of such products. In addition, for example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. The Council for Education and Research on Toxics (“CERT”) has filed suit against a number of companies as defendants, including our subsidiary, Coffee Bean International, Inc., which sell coffee in California for allegedly failing to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. Any action under Proposition 65 would likely seek statutory penalties and costs of enforcement, as well as a requirement to provide warnings and other notices to customers or remove acrylamide from finished products (which may be impossible). If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging deliveries.
Litigation pending against us could expose us to significant liabilities and damage our reputation.
We are currently party to various legal and other proceedings, and additional claims may arise in the future. See Note 23, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, operationally disruptive and distracting to management, and could negatively affect our brand name and image and subject us to statutory penalties and costs of enforcement. We can provide no assurances as to the outcome of any litigation or the resolution of any other claims against us. An adverse outcome of any litigation or other claim could negatively affect our financial condition, results of operations or liquidity.
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
As of September 15, 2017, members of the Farmer family or entities controlled by the Farmer family (including trusts) beneficially owned approximately 27.9% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors, the amendment of our charter documents, and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership.

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

Item 1.B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our current production and distribution facilities are as follows:

Location	Approximate Area (Square Feet)	Purpose	Status
Northlake, TX	538,000	Corporate headquarters, manufacturing, distribution, warehouse, product development lab	Owned
Houston, TX	330,877	Manufacturing and warehouse	Owned
Portland, OR	114,000	Manufacturing and distribution	Leased
Northlake, IL	89,837	Distribution and warehouse	Leased
Moonachie, NY	41,404	Distribution and warehouse	Leased
Hillsboro, OR	20,400	Manufacturing, distribution and warehouse	Leased
Scottsdale, AZ	17,400	Manufacturing, distribution and warehouse	Leased

As part of the China Mist transaction, we assumed the lease on China Mist’s existing 17,400 square foot production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. As part of the West Coast Coffee transaction, we entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot production, distribution and warehouse facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. Our owned facility in Oklahoma City, Oklahoma, consisting of approximately 142,100 square feet, served as a distribution facility through the third quarter of fiscal 2017, when distribution operations were transitioned to the New Facility, and continues to serve as a warehouse facility and service center.
As of June 30, 2017, we stage our products in 114 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our branch warehouses vary in size from approximately 1,000 to 50,000 square feet.
Approximately 55% of our facilities are leased with a variety of expiration dates through 2021. The lease on the Portland facility expires in 2018 and has options to renew up to an additional 10 years.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 93%, 90% and 66% during the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The utilization rate in fiscal 2017 excludes the New Facility where we began roasting coffee in the fourth quarter of fiscal 2017. The utilization rate in fiscal 2016 excludes the Torrance Facility due to the transition of coffee processing and packaging to our Houston and Portland production facilities in the fourth quarter of fiscal 2015.
We believe that our existing facilities provide adequate capacity for our current operations.

Item 3.	Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 23, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

	Year Ended June 30, 2017		Year Ended June 30, 2016
	High	Low	High	Low
1st Quarter	$36.96	$29.16	$28.16	$20.90
2nd Quarter	$37.55	$30.05	$32.94	$26.99
3rd Quarter	$37.15	$31.25	$31.63	$24.04
4th Quarter	$37.35	$29.30	$32.50	$26.69
On September 27, 2017, the last sale price reported on NASDAQ for our common stock was $30.30 per share.
Holders
As of September 27, 2017, there were approximately 2,200 holders of record. Determination of holders of record is based upon the number of record holders and individual participants in security position listings. This does not include persons whose stock is in nominee or “street name” accounts through brokers.
Dividends
The Company’s Board of Directors has omitted the payment of a quarterly dividend since the third quarter of fiscal 2011. The amount, if any, of dividends to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, credit agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the credit agreement restrictions on the payment of dividends, see Liquidity, Capital Resources and Financial Condition included in Part II, Item 7 of this report, and Note 16, Bank Loan, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
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
Because no published peer group is similar to the Company's portfolio of business, the Company created a peer group index that includes the following companies: B&G Foods, Inc., Boulder Brands, Inc., Coffee Holding Co. Inc., Dunkin' Brands Group, Inc., National Beverage Corp., SpartanNash Company, Inventure Foods, Inc. and Treehouse Foods, Inc. The companies in the peer group index are in the same industry as Farmer Bros. Co. with product offerings that overlap with the Company's product offerings. Boulder Brands, Inc. is no longer a public company and has been excluded from the peer group index in fiscal 2017 and 2016.
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

Comparison of Five-Year Cumulative Total Return
Farmer Bros. Co., Russell 2000 Index, Value Line Food Processing Index and Peer Group Index
(Performance Results Through June 30, 2017)

	2012	2013	2014	2015	2016	2017
Farmer Bros. Co.	$100.00	$176.63	$271.48	$295.23	$402.76	$380.03
Russell 2000 Index	$100.00	$124.21	$153.57	$164.02	$153.90	$195.20
Value Line Food Processing Index	$100.00	$119.96	$146.81	$156.96	$185.97	$198.18
Peer Group Index	$100.00	$120.41	$133.80	$152.14	$186.31	$191.75
Source: Value Line Publishing, LLC

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors, and our consolidated financial statements and the notes thereto included elsewhere in this report. The historical results do not necessarily indicate results expected for any future period.

	Year Ended June 30,
(In thousands, except per share data)	2017(1)	2016	2015	2014	2013
Consolidated Statement of Operations Data:
Net sales	$541,500	$544,382	$545,882	$528,380	$513,869
Cost of goods sold	$327,765	$335,907	$348,846	$332,466	$328,693
Restructuring and other transition expenses(2)	$11,016	$16,533	$10,432	$—	$—
Net gain from sale of Torrance Facility (3)	$(37,449)	$—	$—	$—	$—
Net gains from sale of Spice Assets(4)	$(919)	$(5,603)	$—	$—	$—
Net (gains) losses from sales of other assets	$(1,210)	$(2,802)	$394	$(3,814)	$(4,467)
Impairment losses on intangible assets	$—	$—	$—	$—	$92
Income from operations	$42,166	$8,179	$3,284	$8,916	$372
Income from operations per common share—diluted	$2.51	$0.49	$0.20	$0.56	$0.02
Income tax expense (benefit)(5)	$15,954	$(79,997)	$402	$705	$(825)
Net income (loss)(6)	$24,400	$89,918	$652	$12,132	$(8,462)
Net income (loss) per common share—basic	$1.46	$5.45	$0.04	$0.76	$(0.54)
Net income (loss) per common share—diluted	$1.45	$5.41	$0.04	$0.76	$(0.54)
Cash dividends declared per common share	$—	$—	$—	$—	$—
	June 30,
(In thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Total current assets(7)	$117,164	$153,365	$135,685	$157,460	$139,749
Property, plant and equipment, net(8)	$176,066	$118,416	$90,201	$95,641	$92,159
Goodwill(9)	$10,996	$272	$272	$—	$—
Intangible assets, net(9)	$18,618	$6,219	$6,419	$5,628	$6,277
Deferred income taxes	$63,055	$80,786	$751	$414	$467
Total assets	$392,736	$368,991	$240,943	$266,177	$244,136
Short-term borrowings under revolving credit facility(10)	$27,621	$109	$78	$78	$9,654
Capital lease obligations(11)	$1,195	$2,359	$5,848	$9,703	$12,168
Long-term borrowings under revolving credit facility	$—	$—	$—	$—	$10,000
Earn-out payable(12)	$1,100	$100	$200	$—	$—
Long-term derivative liabilities	$380	$—	$25	$—	$1,129
Total liabilities	$177,601	$186,397	$150,932	$151,313	$162,298
_____________
(1) The results of operations of businesses acquired are included in the Company's consolidated financial statements from their dates of acquisition. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. On August 18, 2017, we entered into an agreement to acquire substantially all of the assets of Boyd’s with a combination of cash and stock. See Note 26, Subsequent Events—Boyd’s Purchase Agreement, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(2) See Note 4, Restructuring Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(3) See Note 6, Sales of Assets—Sale of Torrance Facility, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(4) See Note 6, Sales of Assets—Sale of Spice Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(5) Includes non-cash income tax benefit of $80.3 million in fiscal 2016 from the release of valuation allowance on deferred tax assets. See Note 21, Income Taxes, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(6) Includes: the beneficial effect of liquidation of LIFO inventory quantities of $3.4 million, $4.2 million, $4.9 million, $0, and $1.1 million in fiscal 2017, 2016, 2015, 2014 and 2013, respectively.
(7) See Liquidity, Capital Resources and Financial Condition—Liquidity included in Part II, Item 7 of this report.
(8) See Note 5, New Facility, and Note 13, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(9) See Note 3, Acquisitions, and Note 14, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(10) See Liquidity, Capital Resources and Financial Condition—Liquidity included in Part II, Item 7 of this report.
(11) Excludes imputed interest.
(12) See Note 20, Other Long-Term Liabilities, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2017, 2016 and 2015 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the Risk Factors described in Part I, Item 1A of this report.
Overview
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible. Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, DTVS and sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value-added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; Hillsboro, Oregon; and Scottsdale, Arizona. Distribution takes place out of the New Facility, the Portland, Hillsboro and Scottsdale facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
Our products reach our customers primarily in two ways: through our nationwide DSD network of 450 delivery routes and 114 branch warehouses as of June 30, 2017, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on 3PL service providers for our long-haul distribution.
Corporate Relocation
In an effort to make the Company more competitive and better positioned to capitalize on growth opportunities, in fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to the New Facility. Approximately 350 positions were impacted as a result of the Torrance Facility closure.

The significant milestones associated with our Corporate Relocation Plan are as follows:

Event	Date
Announced Corporate Relocation Plan	Q3 fiscal 2015
Transitioned coffee processing and packaging from Torrance production facility and consolidated them with Houston and Portland production facilities	Q4 fiscal 2015
Moved Houston distribution operations to Oklahoma City distribution center	Q4 fiscal 2015
Entered into lease agreement and development management agreement for New Facility	Q1 fiscal 2016
Commenced construction of New Facility	Q1 fiscal 2016
Transitioned primary administrative offices from Torrance to temporary leased offices in Fort Worth, Texas	Q1-Q2 fiscal 2016
Sold Spice Assets to Harris	Q2 fiscal 2016
Principal design work completed on New Facility	Q3 fiscal 2016
Completed transition services to Harris and ceased spice processing and packaging at Torrance Facility	Q4 fiscal 2016
Entered into purchase and sale agreement to sell Torrance Facility	Q4 fiscal 2016
Exercised purchase option on New Facility	Q4 fiscal 2016
Closed sale of Torrance Facility	Q1 fiscal 2017
Closed purchase option for New Facility	Q1 fiscal 2017
Entered into amended building contract with The Haskell Company	Q1 fiscal 2017
Exited from Torrance Facility	Q2 fiscal 2017
Commenced distribution from New Facility	Q2 fiscal 2017
Substantial completion of construction and relocation to New Facility	Q3 fiscal 2017
Transitioned Oklahoma City distribution operations to New Facility	Q3 fiscal 2017
Coffee roasting commenced in New Facility	Q4 fiscal 2017
Completed Corporate Relocation Plan	Q4 fiscal 2017
See Liquidity, Capital Resources and Financial Condition below for further details of the impact of these activities on our financial condition and liquidity.
Recent Developments
Acquisitions
In fiscal 2017, we completed two acquisitions. On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist, a provider of flavored iced teas and iced green teas, and on February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee, a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. The China Mist acquisition is expected to extend our tea product offerings and give us a greater presence in the high-growth premium tea industry, while the West Coast Coffee acquisition is expected to broaden our reach in the Northwestern United States. See Liquidity, Capital Resources and Financial Condition—Liquidity—Acquisitions below, and Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
On August 18, 2017, we entered into an agreement to acquire substantially all of the assets of Boyd’s, a privately-held coffee roaster and distributor with a focus on restaurants, hotels and convenience stores on the West Coast of the United States, with a combination of cash and stock. Boyd’s business model is expected to be complementary to the Company across customer channels, product portfolios and distribution networks, including a high-touch service model of direct-store-delivery. The Boyd’s acquisition is expected to add to our product portfolio, improve our growth potential, broaden our distribution footprint with a deeper penetration on the West Coast of the United States, and increase our capacity utilization at our production facilities. The transaction is expected to close in the second quarter of fiscal 2018, subject to certain closing conditions. See Note 26, Subsequent Events—Boyd’s Purchase Agreement, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
DSD Restructuring Plan
As a result of an ongoing operational review of various initiatives within our DSD selling organization, in the third quarter of fiscal 2017, we commenced the DSD Restructuring Plan to reorganize our DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. See Liquidity, Capital Resources and Financial Condition—Liquidity—DSD Restructuring Plan, below, and Note 4, Restructuring Plans—DSD Restructuring Plan, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
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

•
Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an agricultural commodity traded on the Commodities and Futures Exchange that is subject to price fluctuations. Over the past five years, coffee “C” market price per pound ranged from approximately $1.02 to $2.22. The coffee “C” market price as of June 30, 2017 and 2016 was $1.26 and $1.46 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this report.

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

•
Market Opportunities. We have invested and in the future may invest in acquisitions that we believe will enhance long-term stockholder value and complement or enhance our product, equipment, service and/or distribution offerings to existing and new customer bases. For example, in fiscal 2017, we completed the China

Mist acquisition to extend our tea product offerings and give us a greater presence in the high-growth premium tea industry, and the West Coast Coffee acquisition to broaden our reach in the Northwestern United States. Additionally, on August 18, 2017, we entered into an agreement to acquire Boyd’s. The Boyd’s acquisition is expected to add to our product portfolio, improve our growth potential, broaden our distribution footprint with a deeper penetration on the West Coast of the United States, and increase our capacity utilization at our production facilities. The transaction is expected to close in the second quarter of fiscal 2018, subject to certain closing conditions. Additionally, in the first quarter of fiscal 2015, we acquired substantially all of the assets of Rae' Launo Corporation (“RLC”) relating to its DSD and in-room distribution business in the Southeastern United States. For additional information on these acquisitions, see Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

•
Capacity Utilization. We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 93%, 90% and 66% during the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The utilization rate in fiscal 2017 excludes the New Facility where we began roasting coffee in the fourth quarter of fiscal 2017. The utilization rate in fiscal 2016 excludes the Torrance Facility due to the transition of coffee processing and packaging to our Houston and Portland production facilities in the fourth quarter of fiscal 2015.

Results of Operations
Fiscal Years Ended June 30, 2017 and 2016
Financial Highlights

•	Volume of green coffee pounds processed and sold increased 5.3% in fiscal 2017 as compared to fiscal 2016.

•	Gross profit increased 2.5% to $213.7 million in fiscal 2017 from $208.5 million in fiscal 2016.

•	Gross margin increased to 39.5% in fiscal 2017 from 38.3% in fiscal 2016.

•
Income from operations increased 415.5% to $42.2 million in fiscal 2017 from $8.2 million in fiscal 2016. Income from operations included a $37.4 million net gain from the sale of the Torrance Facility in fiscal 2017 and net gains of $5.6 million from the sale of Spice Assets in fiscal 2016.

•
Net income was $24.4 million, or $1.45 per common share—diluted, in fiscal 2017, primarily due to $37.4 million in net gain from the sale of the Torrance Facility and non-cash income tax expense of $16.0 million, compared to net income of $89.9 million, or $5.41 per common share—diluted, in fiscal 2016, primarily due to non-cash income tax benefit of $80.3 million from the release of valuation allowance on deferred tax assets.

•	EBITDA increased 110.5% to $65.5 million and EBITDA Margin was 12.1% in fiscal 2017, as compared to EBITDA of $31.1 million and EBITDA Margin of 5.7% in fiscal 2016.*

•	Adjusted EBITDA increased 11.1% to $46.0 million and Adjusted EBITDA Margin was 8.5% in fiscal 2017, as compared to Adjusted EBITDA of $41.4 million and Adjusted EBITDA Margin of 7.6% in fiscal 2016.*
(* EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See Non-GAAP Financial Measures in Part II, Item 7 of this report for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.)

Fiscal 2017 Strategic Initiatives
In fiscal 2017, we undertook initiatives to reduce costs, streamline our supply chain, improve the breadth of products and services we provide to our customers, and better position the Company to attract new customers. These initiatives included the following:

•
Corporate Relocation Plan. We completed the Corporate Relocation Plan that was initiated in the third quarter of fiscal 2015 by executing on the milestones described above under Corporate Relocation. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017. The roasting facility in the New Facility has increased our capacity to support existing and future customers and accommodate volume growth. We are in the process of obtaining SQF certification under the Global Food Safety Initiative for the New Facility.

•
Acquisition of China Mist and West Coast Coffee. In fiscal 2017, we completed the China Mist acquisition to extend our tea product offerings and give us a greater presence in the high-growth premium tea industry, and the West Coast Coffee acquisition to broaden our reach in the Northwestern United States.

•
DSD Restructuring Plan. In the third quarter of fiscal 2017, we commenced the DSD Restructuring Plan. The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. We began recognizing cost benefits associated with the restructuring in the fourth quarter of fiscal 2017 and we anticipate annualized savings from the restructuring plan beginning in the second quarter of fiscal 2018. We expect to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018.

•
Third-Party Logistics. During the second half of fiscal 2016, we replaced our long-haul fleet operations with 3PL. In fiscal 2017, we experienced a reduction in our fuel consumption and empty trailer miles, while improving our intermodal and trailer cube utilization as compared to the prior fiscal year. Aligning with our 3PL partner has allowed us to more efficiently manage routing thereby reducing diesel pollution in support of our sustainability efforts. Dynamic routing is expected to allow for further reduction of our carbon emissions in fiscal 2018.

•
Vendor Managed Inventory. During the second half of fiscal 2016, we entered into a third-party vendor managed inventory arrangement. The use of vendor managed inventory arrangements has begun to yield benefits in fiscal 2017 by enabling us to reconfigure our packaging methodology, eliminating duplication but resulting in the same strength packaging with less material, thereby reducing waste and contributing to our sustainability efforts.

•
Warehouse Management. In the first quarter of fiscal 2017, we entered into an agreement with a third party to provide warehouse management services for our New Facility.  We expect the warehouse management services to facilitate cost savings by leveraging the third party's expertise in opening new facilities, implementing lean management practices, improving performance on certain key performance metrics, and standardizing best practices.

•
Product Development and Expansion. In fiscal 2017, we opened our product development lab at the New Facility where we are focused on developing innovative products in response to industry trends and customer needs. In fiscal 2017, we introduced a new retail line of China Mist naturally flavored iced teas, a new line of Artisan hot teas, an Artisan Cold Brew Coffee and an Artisan Direct Trade Coffee.

Net Sales
Net sales in fiscal 2017 decreased $(2.9) million, or (0.5)%, to $541.5 million from $544.4 million in fiscal 2016. A $6.8 million increase in net sales from roast and ground coffee, a $4.2 million increase in net sales from tea products primarily from the addition of China Mist net sales from the date of its acquisition and a $1.6 million increase in net sales from culinary products were offset by a $(10.9) million decrease in net sales of spice products resulting from the sale of our institutional spice assets, a $(3.1) million decrease in net sales of coffee (frozen liquid) products, primarily from the loss of a large casino customer, and a $(1.0) million decrease in net sales of other beverages. Net sales in fiscal 2017 included $(3.2) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(9.7) million in price decreases to customers utilizing such arrangements in fiscal 2016. In each of fiscal 2017 and 2016, a lower percentage of our roast and ground coffee volume was based on a price schedule and a higher percentage was sold to customers under commodity-based pricing arrangements as compared to fiscal 2015.
The change in net sales in fiscal 2017 compared to fiscal 2016 was due to the following:

(In millions)	Year Ended June 30, 2017 vs. 2016
Effect of change in unit sales	$(7.4)
Effect of pricing and product mix changes	4.5
Total decrease in net sales	$(2.9)
Unit sales decreased (1.3)% in fiscal 2017 as compared to fiscal 2016, but average unit price increased by 0.9% resulting in a decrease in net sales of (0.5)%. The decrease in unit sales was primarily due to a (81.3)% decrease in unit sales of spice products which accounted for approximately 5% of our total net sales, due to the sale of our institutional spice assets, partially offset by a 5.3% increase in unit sales of roast and ground coffee products, which accounted for approximately 63% of our total net sales. Average unit price decreased primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity hedged costs to our customers. In fiscal 2017, we processed and sold approximately 95.5 million pounds of green coffee as compared to approximately 90.7 million pounds of green coffee processed and sold in fiscal 2016. There were no new product category introductions in fiscal 2017 or 2016 which had a material impact on our net sales.
The following table presents net sales aggregated by product category for the respective periods indicated:

	Year Ended June 30,
	2017		2016
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$339,358	63%	$332,533	61%
Coffee (Frozen Liquid)	32,827	6%	35,933	7%
Tea (Iced & Hot)	29,256	5%	25,096	4%
Culinary	55,592	10%	54,036	10%
Spice(1)	24,895	5%	35,789	6%
Other beverages(2)	56,653	10%	57,690	11%
Net sales by product category	538,581	99%	541,077	99%
Fuel surcharge	2,919	1%	3,305	1%
Net sales	$541,500	100%	$544,382	100%
____________
(1) Spice product net sales in fiscal 2016 included $3.2 million in sale of inventory to Harris at cost upon conclusion of the transition services provided by the Company in connection with the sale of Spice Assets.
(2) Includes all beverages other than coffee and tea.
Cost of Goods Sold
Cost of goods sold in fiscal 2017 decreased $(8.1) million, or (2.4)%, to $327.8 million, or 60.5% of net sales, from $335.9 million, or 61.7% of net sales, in fiscal 2016. The decrease in cost of goods sold as a percentage of net sales in fiscal 2017 was primarily due to lower conversion costs from supply chain improvements and lower hedged cost of green coffee as compared to the same period in the prior fiscal year, partially offset by startup costs associated with the production operations in the New Facility and higher depreciation expense for the New Facility. The average Arabica “C” market price of green coffee increased 16.3% in fiscal 2017.
Inventories were higher at the end of fiscal 2017 due to the commencement of the New Facility's manufacturing operations and incremental inventory from China Mist and West Coast Coffee as compared to lower levels of inventory at the Torrance Facility at the end of fiscal 2016 due to its anticipated closing. Notwithstanding this increase in total inventories at the end of fiscal 2017 compared to fiscal 2016 levels, inventories of manufactured spice products decreased at the end of fiscal 2017 compared to fiscal 2016 levels, primarily due to the liquidation of spice inventories in connection with the sale of the Spice Assets. As a result, we recorded $3.4 million in beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in fiscal 2017, which increased income before taxes in fiscal 2017 by $3.4 million. In fiscal 2016, a beneficial effect of liquidation of LIFO inventory quantities in the amount of $4.2 million was recorded.
Gross Profit
Gross profit in fiscal 2017 increased $5.2 million, or 2.5%, to $213.7 million from $208.5 million in fiscal 2016 and gross margin increased to 39.5% in fiscal 2017 from 38.3% in fiscal 2016. This increase in gross profit was primarily due to lower conversion costs and lower hedged cost of green coffee partially offset by the decrease in net sales, startup costs associated with the production operations in the New Facility and higher depreciation expense for the New Facility. Gross profit in fiscal 2017 and 2016 included $3.4 million and $4.2 million, respectively, in beneficial effect of the liquidation of LIFO inventory quantities.
Operating Expenses
In fiscal 2017, operating expenses decreased $(28.7) million, or (14.3)%, to $171.6 million, or 31.7% of net sales from $200.3 million, or 36.8%, of net sales in fiscal 2016, primarily due to the recognition of $37.4 million in net gain from the sale of the Torrance Facility and lower restructuring and other transition expenses associated with the Corporate Relocation Plan, partially offset by lower net gains from the sale of Spice Assets and other assets, the addition of restructuring and other transition expenses associated with the DSD Restructuring Plan and an increase in selling expenses and general and administrative expenses.
Restructuring and other transition expenses decreased $(5.5) million in fiscal 2017, as compared to fiscal 2016 because most of the planned expenses related to our Corporate Relocation Plan had already been recognized in prior periods. Restructuring and other transition expenses in fiscal 2017 included $2.4 million in costs associated with the DSD Restructuring Plan.
In fiscal 2017, selling expenses and general and administrative expenses increased $7.0 million and $1.0 million, respectively. The increase in selling expenses in fiscal 2017 as compared to fiscal 2016 was primarily due to operations-related consulting expenses, sales training expenses and the addition of China Mist and West Coast Coffee, partially offset by lower workers' compensation expense, savings from utilizing 3PL for our long-haul distribution and the absence of expenses related to the institutional spice assets.
The increase in general and administrative expenses in fiscal 2017 was primarily due to non-recurring 2016 proxy contest expenses, acquisition-related expenses and higher depreciation expense, partially offset by lower workers' compensation expense, lower accruals for incentive compensation to eligible employees and lower retiree and employee medical expenses. In fiscal 2017, we incurred $5.2 million, or $0.31 per share, in expenses successfully defending against the 2016 proxy contest including non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing costs of proxy solicitation materials and other costs and $1.7 million in acquisition-related expenses, including, legal fees and consulting costs. General and administrative expenses in fiscal 2017 also included $0.5 million in expenses related to the special stockholders' meeting held in June 2017.
The increase in selling expenses and general and administrative expenses was fully offset by the $37.4 million in net gain from the sale of the Torrance Facility, $(5.5) million decrease in restructuring and other transition expenses, $1.2 million in net gains from sales of other assets, primarily our Northern California branch property, and $0.9 million in earnout from the sale of Spice Assets, as compared to $5.6 million in net gains from the sale of Spice Assets and $2.8 million in net gains from sales of other assets, primarily real estate and equipment, in fiscal 2016.

Income from Operations
Income from operations in fiscal 2017 was $42.2 million as compared to $8.2 million in fiscal 2016 primarily due to net gains from the sales of the Torrance Facility and other real estate, lower restructuring and other transition expenses associated with the Corporate Relocation Plan and higher gross profit, partially offset by higher selling expenses, higher general and administrative expenses and lower net gains from the sale of Spice Assets.
Total Other (Expense) Income
Total other expense in fiscal 2017 was $(1.8) million as compared to total other income of $1.7 million in fiscal 2016. Total other expense in fiscal 2017 was primarily due to higher interest expense of $(2.2) million and higher net losses on derivative instruments and investments $(1.5) million, as compared to interest expense of $(0.4) million and net gains on derivative instruments and investments of $0.3 million in fiscal 2016. The net losses on derivative instruments and investments in fiscal 2017 and fiscal 2016, were primarily due to mark-to-market net gains and net losses on coffee-related derivative instruments not designated as accounting hedges. In fiscal 2017 and 2016, we recognized $(0.5) million and $(0.6) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
Interest expense in fiscal 2017 was $2.2 million as compared to $0.4 million in fiscal 2016. The higher interest expense in fiscal 2017 was primarily due to higher loan balance and non-recurring and non-cash interest expense related to the sale-leaseback of the Torrance Facility in the amount of $(0.7) million. We expect interest expense to increase in fiscal 2018 as compared to fiscal 2017 due to higher loan balance and additional borrowing under our credit facility for the anticipated acquisition of substantially all of the assets of Boyd Coffee Company, which transaction is expected to close in the second quarter of fiscal 2018.
Income Taxes
In fiscal 2017, we recorded income tax expense of $16.0 million compared to a tax benefit of $(80.0) million in fiscal 2016.  In fiscal 2017, total deferred tax assets decreased by $6.2 million primarily due to a reduction in accrued liabilities and gains related to our defined benefit pension plans which were recorded in OCI.  Total deferred tax liabilities decreased by $11.5 million primarily due to the deferral of gain from the sale of our Torrance Facility. In fiscal 2016, we released $80.3 million of the valuation allowance on deferred tax assets, resulting in unreserved deferred tax assets of $90.2 million at June 30, 2016 and a non-cash reduction in income tax expense, or a tax benefit of $80.0 million in fiscal 2016. In fiscal 2016, total deferred tax assets were largely unchanged because deferred tax assets related to our defined benefit pension plans and retiree medical plan increased due to losses recorded in OCI, and net operating loss related to deferred tax assets declined as losses were used to offset current income.
We cannot conclude that certain state net operating loss carryforwards and tax credit carryovers will be utilized before expiration. Accordingly, we will maintain a valuation allowance of $1.6 million to offset these deferred tax assets. We will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our remaining deferred tax assets.
The Internal Revenue Service completed its examination of our tax years ended June 30, 2013 and 2014 and accepted the returns as filed for those years.
Net Income
As a result of the foregoing factors, net income was $24.4 million, or $1.45 per common share—diluted in fiscal 2017, as compared to $89.9 million, or $5.41 per common share—diluted, in fiscal 2016.

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
Cost of Goods Sold
Cost of goods sold in fiscal 2016 decreased $12.9 million, or 3.7%, to $335.9 million, or 61.7% of net sales, from $348.8 million, or 63.9% of net sales, in fiscal 2015. The decrease in cost of goods sold as a percentage of net sales in fiscal 2016 was primarily due to lower coffee commodity costs compared to the same period in the prior fiscal year, supply chain efficiencies realized primarily through the consolidation of our former Torrance coffee production volumes into our Houston manufacturing facility, and other supply chain improvements. The average Arabica “C” market price of green coffee decreased 24.8% in fiscal 2016. Inventories decreased at the end of fiscal 2016 compared to fiscal 2015 primarily due to production consolidation and the sale of processed and unprocessed inventories to Harris at cost upon conclusion of the transition services provided by the Company in connection with the sale of Spice Assets. As a result, a beneficial effect of liquidation of LIFO inventory quantities in the amount of $4.2 million was recorded in cost of goods sold in fiscal 2016 reducing cost of goods sold by the same amount. In fiscal 2015 $4.9 million in beneficial effect of liquidation of LIFO inventory quantities was recorded.
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
Income Taxes
In fiscal 2016, we released $80.3 million of the valuation allowance on deferred tax assets, resulting in unreserved deferred tax assets of $90.2 million at June 30, 2016 and a non-cash reduction in income tax expense, or a tax benefit of $80.0 million in fiscal 2016 as compared to income tax expense of $(0.4) million in fiscal 2015. In fiscal 2016, total deferred tax assets were largely unchanged. Deferred tax assets related to our defined benefit pension plans and retiree medical plan increased due to losses recorded in OCI, and net operating loss related to deferred tax assets declined as losses were used to offset current income. In fiscal 2015, deferred tax assets increased primarily due to losses recorded in Other comprehensive income (loss) (“OCI”) related to coffee-related derivative instruments, our defined benefit pension plans and retiree medical plan.
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
Non-GAAP Financial Measures
In addition to net income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net income” is defined as net income excluding the impact of:

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets;

•	non-cash income tax expense (benefit), including the release of valuation allowance on deferred tax assets;

•	non-recurring 2016 proxy contest-related expenses;

•	non-cash interest expense accrued on the Torrance Facility sale-leaseback financing obligation;

•	acquisition and integration costs;
and including the impact of:

•	income taxes on non-GAAP adjustments.
“Non-GAAP net income per diluted common share” is defined as Non-GAAP net income divided by the weighted-average number of common shares outstanding, inclusive of the dilutive effect of common equivalent shares outstanding during the period.
“EBITDA” is defined as net income excluding the impact of:

•	income taxes;

•	interest expense; and

•	depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net income excluding the impact of:

•	income taxes;

•	interest expense;

•	income from short-term investments;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	other similar non-cash expenses;

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets;

•	non-recurring 2016 proxy contest-related expenses; and

•	acquisition and integration costs.
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
In the first quarter of fiscal 2017, we modified the calculation of Non-GAAP net income and Non-GAAP net income per diluted common share (i) to exclude non-recurring expenses for legal and other professional services incurred in connection with the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of stockholders (“2016 proxy contest-related expenses“) and non-cash interest expense accrued on the Torrance Facility sale-leaseback financing obligation which has been included in the computation of the gain on sale upon conclusion of the leaseback arrangement, and (ii) to include income tax expense (benefit) on the non-GAAP adjustments based on the Company’s marginal tax rate of 39.0%. There was no similar adjustment for non-cash income tax expense in the comparable period of the prior fiscal year due to the valuation allowance recorded against the Company’s deferred tax assets. We also modified Adjusted EBITDA and Adjusted EBITDA Margin to exclude 2016 proxy contest-related expenses. These modifications to our non-GAAP financial measures were made because such expenses are not reflective of our ongoing operating results and adjusting for them will help investors with comparability of our results. The historical presentation of the non-GAAP financial measures was not affected by these modifications.
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
Beginning in the third quarter of fiscal 2017, we modified the calculation of Adjusted EBITDA and Adjusted EBITDA Margin to exclude income from our short-term investments because we believe excluding income generated from our investment portfolio is a measure more reflective of our operating results. The historical presentation of Adjusted EBITDA and Adjusted EBITDA Margin was recast to be comparable to the current period presentation.
Beginning in the fourth quarter of fiscal 2017, we modified the calculation of Non-GAAP net income, Non-GAAP net income per diluted common share, Adjusted EBITDA and Adjusted EBITDA Margin to exclude acquisition and integration costs. Acquisition and integration costs include legal expenses, consulting expenses and internal costs associated with acquisitions and integration of those acquisitions. In the fourth quarter of fiscal 2017 acquisition and integration costs were significant and, we believe, excluding them will help investors to better understand our operating results and more accurately compare them across periods. We have not adjusted the historical presentation of Non-GAAP net income, Non-GAAP net income per diluted common share, Adjusted EBITDA and Adjusted EBITDA Margin because acquisition and integration costs in prior periods were not material to the Company’s results of operations.
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

Set forth below is a reconciliation of reported net income to Non-GAAP net income and reported net income per common share-diluted to Non-GAAP net income per diluted common share (unaudited):

	Year Ended June 30,
(In thousands)	2017	2016	2015
Net income, as reported	$24,400	$89,918	$652
Restructuring and other transition expenses	11,016	16,533	10,432
Net gain from sale of Torrance Facility	(37,449)	—	—
Net gains from sale of Spice Assets	(919)	(5,603)	—
Net (gains) losses from sales of other assets	(1,210)	(2,802)	394
Non-recurring 2016 proxy contest-related expenses	5,186	—	—
Non-cash income tax benefit, including release of valuation allowance on deferred tax assets	—	(80,439)	—
Interest expense on sale-leaseback financing obligation	681	—	—
Acquisition and integration costs(1)	1,734	—	—
Income tax expense on non-GAAP adjustments	8,175	—	—
Non-GAAP net income(1)	$11,614	$17,607	$11,478

Net income per common share—diluted, as reported	$1.45	$5.41	$0.04
Impact of restructuring and other transition expenses	$0.66	$1.00	$0.64
Impact of net gain from sale of Torrance Facility	$(2.23)	$—	$—
Impact of net gains from sale of Spice Assets	$(0.05)	$(0.34)	$—
Impact of net gains from sales of other assets	$(0.07)	$(0.17)	$0.03
Impact of non-recurring 2016 proxy contest-related expenses	$0.31	$—	$—
Impact of non-cash income tax benefit, including release of valuation allowance on deferred tax assets	$—	$(4.84)	$—
Impact of interest expense on sale-leaseback financing obligation	$0.04	$—	$—
Impact of acquisition and integration costs(1)	$0.10	$—	$—
Impact of income tax expense on non-GAAP adjustments	$0.49	$—	$—
Non-GAAP net income per diluted common share(1)	$0.70	$1.06	$0.71
________

(1)
Acquisition and integration costs related to Boyd Coffee transaction only and include $244 and $1,490 incurred in the third and fourth quarters of fiscal 2017, respectively. In the interim disclosures, while the Boyd Coffee Company transaction remained confidential, the expenses incurred in the third quarter were included in operating expenses and described as consulting expenses. Acquisition and integration costs incurred in prior periods were not material to the Company’s results of operations.

Set forth below is a reconciliation of reported net income to EBITDA (unaudited):

	Year Ended June 30,
(In thousands)	2017	2016	2015
Net income, as reported	$24,400	$89,918	$652
Income tax expense (benefit)	15,954	(79,997)	402
Interest expense	2,185	425	769
Depreciation and amortization expense	22,970	20,774	24,179
EBITDA	$65,509	$31,120	$26,002
EBITDA Margin	12.1%	5.7%	4.8%

Set forth below is a reconciliation of reported net income to Adjusted EBITDA (unaudited):

	Year Ended June 30,
(In thousands)	2017	2016	2015
Net income, as reported	$24,400	$89,918	$652
Income tax expense (benefit)	15,954	(79,997)	402
Interest expense	2,185	425	769
Income from short-term investments	(1,853)	(2,204)	(1,251)
Depreciation and amortization expense	22,970	20,774	24,179
ESOP and share-based compensation expense	3,959	4,342	5,691
Restructuring and other transition expenses	11,016	16,533	10,432
Net gain from sale of Torrance Facility	(37,449)	—	—
Net gains from sale of Spice Assets	(919)	(5,603)	—
Net (gains) losses from sales of other assets	(1,210)	(2,802)	394
Non-recurring proxy contest-related expenses	5,186	—	—
Acquisition and integration costs(1)	1,734	—	—
Adjusted EBITDA(1)	$45,973	$41,386	$41,268
Adjusted EBITDA Margin(1)	8.5%	7.6%	7.6%
________

(1)
Acquisition and integration costs related to Boyd Coffee transaction only and include $244 and $1,490 incurred in the third and fourth quarters of fiscal 2017, respectively. In the interim disclosures, while the Boyd Coffee Company transaction remained confidential, the expenses incurred in the third quarter were included in operating expenses and described as consulting expenses. Acquisition and integration costs incurred in prior periods were not material to the Company’s results of operations.

Liquidity, Capital Resources and Financial Condition
Credit Facility
We maintain a senior secured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with revolving commitments of $75.0 million as of June 30, 2017 and a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million, respectively. The Revolving Facility includes an accordion feature whereby we may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on our eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. As of June 30, 2017, the commitment fee ranges from 0.25% to 0.375% per annum based on average revolver usage. Outstanding obligations are collateralized by all of our assets, excluding certain real property not included in the borrowing base, machinery and equipment (other than inventory), and our preferred stock portfolio. Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. We are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to us. We are allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto.
On August 25, 2017, we amended the Revolving Facility (the “Amended Credit Agreement”) to, among other things: increase the aggregate commitments thereunder to $125.0 million; increase the advance rate on eligible accounts receivable and the amount of eligible real property which can be included in the borrowing base; increase the margin of 0.375% per annum up to an amount equal to the value of eligible real property in the borrowing base; reduce the commitment fee to a flat fee of 0.25% per annum irrespective of average revolver usage, and extend the maturity date of the Revolving Facility from March 2, 2020 to August 25, 2022. See Note 26, Subsequent Events—Amendment to Revolving Facility, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
At June 30, 2017, we were eligible to borrow up to a total of $55.6 million under the Revolving Facility and had outstanding borrowings of $27.6 million, utilized $0.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $27.9 million. At June 30, 2017, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.02%. At June 30, 2017, we were in compliance with all of the restrictive covenants under the Revolving Facility.
At August 31, 2017, we had estimated outstanding borrowings of $27.5 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $72.4 million pursuant to the Amended Credit Agreement. See Note 26, Subsequent Events—Amendment to Revolving Facility, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. At August 31, 2017, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.36%.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. At June 30, 2017, we had $6.2 million in cash and cash equivalents and $0.4 million in short-term investments. We believe our Revolving Facility, as amended, to the extent available, with its $50.0 million accordion feature, in addition to our cash flows from operations and other liquid assets, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $42.1 million in fiscal 2017 compared to $27.6 million in fiscal 2016 and $26.9 million in fiscal 2015. The higher level of net cash provided by operating activities in fiscal 2017 was primarily due to the increase in deferred tax liabilities from non-cash income tax expense recorded in fiscal 2017 and cash inflows from the sale of substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas. Decreases in derivative assets, increases in derivative liabilities, and increases in accounts payable balances also contributed to the cash inflows in fiscal 2017. Cash inflows from operating activities were partially offset by cash outflows from increases in inventories, reduction in other long-term liabilities, payments of accrued payroll expenses and reduction in postretirement benefit liability. Inventories were higher at the end of fiscal 2017 due to the commencement of the New Facility's manufacturing operations and incremental inventory from China Mist and West Coast Coffee as compared to lower levels of inventory at the Torrance Facility at the end of fiscal 2016 due to its anticipated closing.
In fiscal 2016, the higher level of net cash provided by operating activities compared to fiscal 2015 was primarily due to higher net income and a higher level of cash inflows from operating activities. The increase in net income was primarily due to non-cash income tax benefit resulting from the release of valuation allowance on deferred tax assets. The higher level of cash inflows from operating activities was primarily due to higher proceeds from sales of short-term investments, accruals for incentive compensation payments to eligible employees and a decrease in inventory balances, partially offset by higher cash outflows from increases in derivative assets and accounts receivable balances, purchases of short-term investments and payments for restructuring and other transition expenses. Inventories decreased at the end of fiscal 2016 compared to fiscal 2015 primarily due to production consolidation, and the sale of processed and unprocessed inventories to Harris at cost upon conclusion of the transition services provided by the Company in connection with the sale of Spice Assets. At June 30, 2016, we had a net gain position in our margin accounts for coffee-related derivative instruments resulting in the release of restriction of the use of $1.0 million of cash in these accounts, which contributed to higher cash inflows in fiscal 2016.

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
Net cash used in investing activities was $106.7 million in fiscal 2017 as compared to $39.5 million in fiscal 2016 and $20.1 million in fiscal 2015. In fiscal 2017, net cash used in investing activities included $25.9 million for the acquisitions of China Mist and West Coast Coffee, $45.2 million for purchases of property, plant and equipment including $25.9 million for the New Facility and $39.8 million for purchases of construction-in-progress assets in connection with the construction of the New Facility as the deemed owner under the lease arrangement, partially offset by proceeds from the sale of property, plant and equipment of $4.1 million, primarily real estate. In fiscal 2016, net cash used in investing activities included $31.1 million for purchases of property, plant and equipment including $4.4 million in machinery and equipment for the New Facility and $19.4 million in purchases of construction-in-progress assets in connection with the construction of the New Facility as the deemed owner under the lease arrangement, partially offset by $10.9 million in proceeds from sales of assets, primarily spice assets and real estate. In fiscal 2015, net cash used in investing activities included $1.2 million in payments in connection with the RLC Acquisition and $19.2 million for purchases of property, plant and equipment, partially offset by proceeds from sales of assets, primarily vehicles, of $0.3 million.
Net cash provided by financing activities in fiscal 2017 was $49.8 million as compared to $17.8 million in fiscal 2016 and net cash used in financing activities of $3.6 million in fiscal 2015. Net cash provided by financing activities in fiscal 2017 included proceeds from sale-leaseback financing of $42.5 million, net borrowings of $27.5 million, $16.3 million in proceeds from lease financing in connection with the construction of the New Facility as the deemed owner under the lease arrangement and $0.7 million in proceeds from stock option exercises, partially offset by repayments of sale-leaseback financing of $35.8 million, $1.4 million used to pay capital lease obligations and $38,000 in tax withholding payments related to net share settlement of equity awards.
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

Sale of Spice Assets
In order to focus on our core product offerings, in the second quarter of fiscal 2016, we completed the sale of certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products to Harris. See Note 6, Sales of Assets—Sale of Spice Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Sale of Torrance Facility
On July 15, 2016, we completed the sale of the Torrance Facility consisting of approximately 665,000 square feet of buildings located on approximately 20.33 acres of land, for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million. Following the closing of the sale, we leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. We vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. Accordingly, in the fiscal year ended June 30, 2017, we recognized a net gain from the sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.7 million and non-cash rent expense of $1.4 million, representing the rent for the zero base rent period previously recorded in “Other current liabilities” and removed the amounts recorded in “Assets Held for Sale” and the “Sale-leaseback financing obligation” on our consolidated balance sheet. See Note 6, Sale of Assets—Sale of Torrance Facility, and Note 7, Assets Held for Sale, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Acquisitions
On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist for aggregate purchase consideration of $12.2 million consisting of $11.2 million in cash paid at closing, including estimated working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in in the calendar years of 2017 or 2018. On February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee for aggregate purchase consideration of $15.7 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. We funded the purchase price for these acquisitions with proceeds under our Revolving Facility and cash flows from operations. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
DSD Restructuring Plan
On February 21, 2017, we announced the DSD Restructuring Plan. We estimate that we will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges by the end of the second quarter of fiscal 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. Expenses related to the DSD Restructuring Plan in the fiscal year ended June 30, 2017 consisted of $1.1 million in employee-related costs and $1.3 million in other related costs. As of June 30, 2017, we had paid a total of $1.7 million of these costs and had a balance of $0.7 million in DSD Restructuring Plan-related liabilities on our consolidated balance sheet. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. We expect to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018. See Note 4, Restructuring Plans—DSD Restructuring Plan, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
Corporate Relocation Plan
We estimated that we would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan through June 30, 2017, we have recognized a total of $31.5 million in aggregate cash costs including $17.1 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs recorded in “Restructuring and other transition expenses” in our consolidated statements of operations. We completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017 and have $0.3 million in accrued costs remaining to be paid in fiscal 2018. We also recognized from inception through June 30, 2017 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. On July 13, 2017, we received correspondence from the WCT Pension Trust stating that we had liability for a share of the WCTPP unfunded vested benefits based on the WCT Pension Trust’s claim that certain of our employment actions resulting from the Corporate Relocation Plan amounted to a partial withdrawal from the WCTPP. See Note 4, Restructuring Plans—Corporate Relocation Plan, and Note 26, Subsequent Events-Western Conference of Teamsters Pension Trust, of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.
Purchase Option Exercise
On September 15, 2016, we closed the purchase option and acquired the land and the partially constructed New Facility located thereon for an aggregate purchase price of $42.5 million, consisting of the purchase option price of $42.0 million based on actual construction costs incurred for the partially constructed New Facility as of the Purchase Option Closing Date, plus the option exercise fee, plus amounts paid in respect of real estate commissions, title insurance, and recording fees. The Purchase Price was paid in cash from proceeds received from the sale of the Torrance Facility. Upon closing of the purchase option, we recorded the aggregate purchase price of the New Facility in “Property, plant and equipment, net” on our consolidated balance sheet. The asset related to the New Facility lease obligation included in “Property, plant and equipment, net,“ the offsetting liability for the lease obligation included in “Other long-term liabilities“ and the rent expense related to the land were reversed. See Note 5, New Facility—Lease Agreement and Purchase Option Exercise, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Amended Building Contract
On September 17, 2016, we and The Haskell Company (“Builder”) entered into a Change Order, which, among other things, amended the building contract previously entered into between us and Builder to provide a guaranteed maximum price and the basis for the price and the scope of Builder’s services in connection with the construction of the New Facility (the “Amended Building Contract“). Pursuant to the Amended Building Contract, we will pay Builder up to $21.9 million for Builder’s services in connection with the pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment that will be installed in portions of the New Facility. In April 2017, we entered into a change order to change the scope of work which added $0.6 million to the Amended Building Contract. Builder's work has been completed as of June 30, 2017. See Note 5, New Facility—Amended Building Contract, and Note 23, Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
New Facility Costs
We estimated that the total construction costs including the cost of the land for the New Facility would be approximately $60 million. As of June 30, 2017, we have incurred an aggregate of $60.8 million and have outstanding contractual obligations of $1.6 million. In addition to the costs to complete the construction of the New Facility, we estimated that we would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures, and related expenditures of which we have incurred an aggregate of $33.2 million as of June 30, 2017, including $20.3 million under the Amended Building Contract, and have outstanding contractual obligations of $2.8 million as of June 30, 2017. See Note 5, New Facility, and Note 23, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures and related expenditures for the New Facility were incurred in the first three quarters of fiscal 2017. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.

The following table summarizes the expenditures incurred for the New Facility as of June 30, 2017 as compared to the final budget:

	Expenditures Incurred			Budget
(In thousands)	Fiscal Year Ended June 30, 2017	Through Fiscal Year Ended June 30, 2016	Total	Lower bound	Upper bound
Building and facilities, including land	$32,660	$28,110	$60,770	$55,000	$60,000
Machinery and equipment; furniture and fixtures	28,798	4,443	$33,241	35,000	39,000
Total	$61,458	$32,553	$94,011	$90,000	$99,000
Capital Expenditures
For the fiscal years ended June 30, 2017, 2016 and 2015, our capital expenditures paid were as follows:

	June 30,
(In thousands)	2017	2016	2015
Coffee brewing equipment	$10,758	$8,375	$10,709
Building and facilities	345	3,354	1,460
Vehicles, machinery and equipment	7,445	10,254	6,079
Software, office furniture and equipment	698	3,165	946
Land	—	1,458	—
Capital expenditures, excluding New Facility	$19,246	$26,606	$19,194
New Facility:
Building and facilities, including land(1)	$39,754	$19,426	$—
Machinery and equipment	20,089	4,443	22
Software, office furniture and equipment	5,860	—	—
Capital expenditures, New Facility	$65,703	$23,869	$22
Total capital expenditures(1)	$84,949	$50,475	$19,216
________
(1) Includes $19.4 million in purchase of construction-in-progress assets for New Facility in fiscal 2016.

In fiscal 2018, we anticipate paying between $4.5 million to $5.5 million in capital expenditures for machinery and equipment, furniture and fixtures and related expenditures budgeted for the New Facility, and approximately $20 million to $22 million in expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware.
Depreciation and amortization expense was $23.0 million, $20.8 million and $24.2 million in fiscal 2017, 2016 and 2015, respectively. We anticipate our depreciation and amortization expense will be approximately $8.0 million to $8.5 million per quarter in fiscal 2018 based on our existing fixed asset commitments and the useful lives of our intangible assets.

Working Capital
At June 30, 2017 and 2016, our working capital was composed of the following:

	June 30,
(In thousands)	2017	2016
Current assets	$117,164	$153,365
Current liabilities	97,267	56,837
Working capital	$19,897	$96,528

Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2017, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$12,009	$4,907	$6,147	$955	$—
New Facility construction and equipment contracts(1)	4,439	4,439	—	—	—
Capital lease obligations(2)	1,235	994	237	4	—
Pension plan obligations(3)	92,677	14,097	16,390	17,320	44,870
Postretirement benefits other than pension plans(4)	15,801	5,880	1,960	2,131	5,830
Revolving credit facility	27,621	27,621	—	—	—
Purchase commitments(5)	76,359	76,359	—	—	—
Total contractual obligations	$230,141	$134,297	$24,734	$20,410	$50,700
 ______________
(1) Includes $1.6 million in outstanding contractual obligations for the construction of the New Facility and $2.8 million in outstanding contractual obligations for the purchase of machinery and equipment for the New Facility, including $2.2 million under the Amended Building Contract. See Note 5, New Facility, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(2) Includes imputed interest of $40,000.
(3) Includes $86.5 million in estimated future benefit payments on single employer pension plan obligations, $4.0 million in estimated payments in fiscal 2018 towards settlement of withdrawal liability associated with the Company's withdrawal from the Local 807 Labor Management Pension Plan and $2.2 million in estimated fiscal 2018 contributions to multiemployer pension plans. See Note 15, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(4)
Includes $10.8 million in estimated future benefit payments on single employer postretirement plan obligations and $5.0 million in estimated 2018 contributions to multiemployer plans other than pension plans. See Note 15, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(5) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2017. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

As of June 30, 2017, we had committed to purchase green coffee inventory totaling $66.7 million under fixed-price contracts, $3.5 million in equipment for the New Facility and $6.1 million in other purchases under non-cancelable purchase orders.

Certain of our business acquisitions involve the payment of contingent consideration. Certain of these payments are based on achievement of certain sales levels during the earn-out period and, consequently, we cannot currently determine the total payments. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. The estimated maximum fair value of future contingent consideration that we could be required to pay associated with our business acquisitions is $1.2 million recorded in “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheet at June 30, 2017 (see Note 19, Other Current Liabilities and Note 20, Other Long-Term Liabilities, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. Subject to achievement of certain milestones, the contingent consideration is estimated to be paid before the end of calendar 2019. Since it is not possible to estimate when, or even if, the acquired companies will reach their performance milestones or the amount of contingent consideration payable based on future sales, the maximum contingent consideration has not been included in the table above.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, including LIFO reserves, valuation of goodwill and intangible assets, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance, tax liabilities and litigation. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable based on information available to us at the time these estimates are made.
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
Customers generally pay for our products based either on an announced price schedule or under commodity-based pricing arrangements whereby the changes in green coffee commodity and other input costs are passed through to the customer. The pricing schedule is generally subject to adjustment, either on contractual terms or in accordance with periodic product price adjustments, typically monthly, resulting in, at the least, a 30-day lag in our ability to correlate the changes in our prices with fluctuations in the cost of raw materials and other inputs.
In addition to our customer arrangements, we utilize derivative instruments to reduce further the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC“) 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2017 and 2016, we had 35.2 million and 34.0 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The effective portion of the change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2017, approximately 94% of our outstanding coffee-related derivative instruments, representing 33.0 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2016, approximately 96% of our outstanding coffee-related derivative instruments, representing 32.6 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.
Our risk management practices reduce but do not eliminate our exposure to changing green coffee prices. While we have limited our exposure to unfavorable green coffee price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparty may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by such counterparty, thereby reducing our liquidity. At June 30, 2017 and 2016, because we had a net gain position in our coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements.
Inventories
Inventories are valued at the lower of cost or market. We account for coffee, tea and culinary products on the last in, first out (“LIFO”) basis, and coffee brewing equipment parts on the first in, first out (“FIFO”) basis. We regularly evaluate these inventories to determine the provision for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification. At the end of each quarter, we record the expected effect of the liquidation of LIFO inventory quantities, if any, and record the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. As these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation.
Impairment of Goodwill and Indefinite-lived Intangible Assets
We account for our goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. We perform a qualitative assessment of goodwill and indefinite-lived intangible assets on our consolidated balance sheets, to determine if there is a more likely than not indication that our goodwill and indefinite-lived intangible assets are impaired as of June 30. If the indicators of impairment are present, we perform a quantitative test to determine the impairment of these assets as of the measurement date.
Testing for impairment of goodwill is a two-step process. The first step requires us to compare the fair value of our reporting units to the carrying value of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, goodwill of the reporting unit is potentially impaired and we then complete step two to measure the impairment loss, if any. The second step requires the calculation of the implied fair value of goodwill, which is the residual fair value remaining after deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying amount of goodwill, an impairment loss is recognized equal to the difference.
Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying value.
Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including acquired recipes, non-compete agreements, customer relationships, trade names, trademarks and a brand name. These assets are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
Self-Insurance
We use a combination of insurance and self-insurance mechanisms to provide for the potential liability of certain risks including workers’ compensation, health care benefits, general liability, product liability, property insurance and director and officers’ liability insurance. Liabilities associated with risks retained by us are not discounted and are estimated by considering historical claims experience, demographics, exposure and severity factors and other actuarial assumptions.
Our self-insurance for workers’ compensation liability includes estimated outstanding losses of unpaid claims and allocated loss adjustment expenses (“ALAE”), case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses. We believe that the amount recorded at June 30, 2017 is adequate to cover all known workers' compensation claims at June 30, 2017. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results.
The estimated liability related to our self-insured group medical insurance is recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid. The cost of general liability, product liability and commercial auto liability is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience.
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
We also have two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees' Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze the participants in the plan are eligible to receive the Company's matching contributions to their 401(k).
We obtain actuarial valuations for our single employer defined benefit pension plans. In fiscal 2017 we discounted the pension obligations using a 3.55% discount rate and 7.75% expected long-term rate of return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.
At June 30, 2017, the projected benefit obligation under our single employer defined benefit pension plans was $154.7 million and the fair value of plan assets was $103.4 million. The difference between the projected benefit obligation and the fair value of plan assets is recognized as a decrease in OCI and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require premium payments to the Pension Benefit Guaranty Corporation. For the fiscal year ended June 30, 2017, we made $2.4 million in contributions to our single employer defined benefit pension plans and recorded pension expense of $1.3 million. We expect to make approximately $3.1 million in contributions to our single employer defined benefit pension plans in fiscal 2018 and accrue pension expense of approximately $1.6 million per year beginning in fiscal 2018. These pension contributions are expected to increase for several years and we may be required to make larger contributions in the future.

The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed rate of return on plan assets under our single employer defined benefit pension plans for fiscal 2018:

($ in thousands)
Farmer Bros. Plan Discount Rate	3.3%	Actual 3.80%	4.3%
Net periodic benefit cost	$5,638	$1,515	$4,495
Projected benefit obligation	$155,829	$146,291	$137,686

Farmer Bros. Plan Rate of Return	6.3%	Actual 6.75%	7.3%
Net periodic benefit cost	$1,991	$1,515	$1,040

Brewmatic Plan Discount Rate	3.3%	Actual 3.80%	4.3%
Net periodic benefit cost	$36	$68	$46
Projected benefit obligation	$4,320	$4,080	$3,863

Brewmatic Plan Rate of Return	6.3%	Actual 6.75%	7.3%
Net periodic benefit cost	$83	$68	$53

Hourly Employees’ Plan Discount Rate	3.3%	Actual 3.80%	4.3%
Net periodic benefit cost	$37	$(4)	$(3)
Projected benefit obligation	$4,704	$4,329	$3,996

Hourly Employees' Plan Rate of Return	6.3%	Actual 6.75%	7.3%
Net periodic benefit cost	$11	$(4)	$(20)
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
Postretirement Benefits
We sponsor a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, our contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. Our retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 4.1% at June 30, 2017. We project an initial medical trend rate of 8.6% in fiscal 2018, ultimately reducing to 4.5% in 10 years.
We also provide a postretirement death benefit to certain of our employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement, and certain other conditions related to the manner of employment termination and manner of death. We record the actuarially determined liability for the present value of the postretirement death benefit using a discount rate of 4.1%. We have purchased life insurance policies to fund the postretirement death benefit wherein we own the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. We record an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
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
In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In each of fiscal 2017 and 2016, we used an estimated annual forfeiture rate of 4.8% to calculate share-based compensation expense based on actual forfeiture experience.
We have outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed.
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
The following table demonstrates the impact of varying interest rate changes based on our preferred securities holdings and market yield and price relationships at June 30, 2017. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At June 30, 2017, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at June 30, 2017	Change in Market Value
Interest Rate Changes
–150 basis points	$367.5	$(0.2)
–100 basis points	$367.6	$(0.1)
Unchanged	$367.7	$—
+100 basis points	$367.6	$(0.1)
+150 basis points	$367.6	$(0.1)
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At June 30, 2017, we had outstanding borrowings of $27.6 million, utilized $0.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $27.9 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at June 30, 2017 was 3.02%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the Revolving Facility, excluding interest on letters of credit, based on the weighted average interest rate on the outstanding borrowings as of June 30, 2017:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$27,621	1.52%	$420
–100 basis points	$27,621	2.02%	$558
Unchanged	$27,621	3.02%	$834
+100 basis points	$27,621	4.02%	$1,110
+150 basis points	$27,621	4.52%	$1,248

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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the fiscal years ended June 30, 2017, 2016 and 2015, we reclassified $1.7 million in net gains, $(13.2) million in net losses and $4.2 million in net gains, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative's change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the fiscal years ended June 30, 2017, 2016 and 2015, we recognized in “Other, net” $(0.5) million, $(0.6) million and $(0.3) million, respectively, in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.”
For the fiscal years ended June 30, 2017, 2016 and 2015, we recorded in “Other, net” net (losses) gains on coffee-related derivative instruments not designated as accounting hedges in the amounts of $(1.8) million, $(0.3) million and $(3.0) million, respectively.
The following table summarizes the potential impact as of June 30, 2017 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$274	$(274)	$4,474	$(4,474)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2017. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Farmer Bros. Co.
Northlake, Texas

We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and subsidiaries (the “Company“) as of June 30, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmer Bros. Co. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 28, 2017

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,241	$21,095
Short-term investments	368	25,591
Accounts receivable, net of allowance for doubtful accounts of $721 and $714, respectively	46,446	44,364
Inventories	56,251	46,378
Income tax receivable	318	247
Short-term derivative assets	—	3,954
Prepaid expenses	7,540	4,557
Assets held for sale	—	7,179
Total current assets	117,164	153,365
Property, plant and equipment, net	176,066	118,416
Goodwill	10,996	272
Intangible assets, net	18,618	6,219
Other assets	6,837	9,933
Deferred income taxes	63,055	80,786
Total assets	$392,736	$368,991
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	39,784	23,919
Accrued payroll expenses	17,345	24,540
Short-term borrowings under revolving credit facility	27,621	109
Short-term obligations under capital leases	958	1,323
Short-term derivative liabilities	1,857	—
Other current liabilities	9,702	6,946
Total current liabilities	97,267	56,837
Accrued pension liabilities	51,281	68,047
Accrued postretirement benefits	19,788	20,808
Accrued workers’ compensation liabilities	7,548	11,459
Other long-term liabilities-capital leases	237	1,036
Other long-term liabilities	1,480	28,210
Total liabilities	$177,601	$186,397
Commitments and contingencies (Note 23)	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,846,002 and 16,781,561 shares issued and outstanding at June 30, 2017 and 2016, respectively	16,846	16,782
Additional paid-in capital	41,495	39,096
Retained earnings	221,182	196,782
Unearned ESOP shares	(4,289)	(6,434)
Accumulated other comprehensive loss	(60,099)	(63,632)
Total stockholders’ equity	$215,135	$182,594
Total liabilities and stockholders’ equity	$392,736	$368,991
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended June 30,
	2017	2016	2015
Net sales	$541,500	$544,382	$545,882
Cost of goods sold	327,765	335,907	348,846
Gross profit	213,735	208,475	197,036
Selling expenses	157,198	150,198	151,753
General and administrative expenses	42,933	41,970	31,173
Restructuring and other transition expenses	11,016	16,533	10,432
Net gain from sale of Torrance Facility	(37,449)	—	—
Net gains from sale of Spice Assets	(919)	(5,603)	—
Net (gains) losses from sales of other assets	(1,210)	(2,802)	394
Operating expenses	171,569	200,296	193,752
Income from operations	42,166	8,179	3,284
Other (expense) income:
Dividend income	1,007	1,115	1,172
Interest income	567	496	381
Interest expense	(2,185)	(425)	(769)
Other, net	(1,201)	556	(3,014)
Total other (expense) income	(1,812)	1,742	(2,230)
Income before taxes	40,354	9,921	1,054
Income tax expense (benefit)	15,954	(79,997)	402
Net income	$24,400	$89,918	$652
Net income per common share—basic	$1.46	$5.45	$0.04
Net income per common share—diluted	$1.45	$5.41	$0.04
Weighted average common shares outstanding—basic	16,668,745	16,502,523	16,127,610
Weighted average common shares outstanding—diluted	16,785,752	16,627,402	16,267,134

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2017	2016	2015
Net income	$24,400	$89,918	$652
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges, net of tax	(2,875)	185	(14,295)
(Gains) losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	(1,058)	8,064	(4,211)
Change in the funded status of retiree benefit obligations, net of tax	7,466	(11,461)	(14,122)
Total comprehensive income (loss), net of tax	$27,933	$86,706	$(31,976)

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net income	$24,400	$89,918	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,970	20,774	24,179
Provision for (recovery of) doubtful accounts	325	71	(8)
Restructuring and other transition expenses, net of payments	1,034	(2,697)	6,608
Interest on sale-leaseback financing obligation	681	—	—
Deferred income taxes	15,482	(80,314)	123
Net gain from sale of Torrance Facility	(37,449)	—	—
Net (gains) losses from sales of Spice Assets and other assets	(2,129)	(8,405)	394
ESOP and share-based compensation expense	3,959	4,342	5,691
Net (gains) losses on derivative instruments and investments	(205)	12,910	(950)
Change in operating assets and liabilities:
Restricted cash	—	1,002	(1,002)
Purchases of trading securities	(5,136)	(7,255)	(3,661)
Proceeds from sales of trading securities	30,645	5,901	2,358
Accounts receivable	(14)	(3,476)	2,078
Inventories	(8,504)	3,608	20,470
Income tax receivable	(71)	288	(307)
Derivative assets (liabilities), net	2,305	(10,583)	(7,269)
Prepaid expenses and other assets	(2,506)	(111)	(1,332)
Accounts payable	8,885	(3,343)	(16,841)
Accrued payroll expenses and other current liabilities	(2,983)	5,829	(4,606)
Accrued postretirement benefits	(1,020)	(358)	(1,507)
Other long-term liabilities	(8,557)	(473)	1,860
Net cash provided by operating activities	$42,112	$27,628	$26,930
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	$(25,853)	$—	$(1,200)
Purchases of property, plant and equipment	(45,195)	(31,050)	(19,216)
Purchases of construction-in-progress assets for New Facility	(39,754)	(19,426)	—
Proceeds from sales of property, plant and equipment	4,078	10,946	273
Net cash used in investing activities	$(106,724)	$(39,530)	$(20,143)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended June 30,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from revolving credit facility	$77,985	$405	$63,376
Repayments on revolving credit facility	(50,473)	(374)	(63,947)
Proceeds from sale-leaseback financing obligation	42,455	—	—
Proceeds from New Facility lease financing obligation	16,346	19,426	—
Repayments of New Facility lease financing	(35,772)	—	—
Payments of capital lease obligations	(1,433)	(3,147)	(3,910)
Payment of financing costs	—	(8)	(571)
Proceeds from stock option exercises	688	1,694	1,548
Tax withholding payment - net share settlement of equity awards	(38)	(159)	(116)
Net cash provided by (used in) financing activities	$49,758	$17,837	$(3,620)

Net (decrease) increase in cash and cash equivalents	$(14,854)	$5,935	$3,167
Cash and cash equivalents at beginning of year	21,095	15,160	11,993
Cash and cash equivalents at end of year	$6,241	$21,095	$15,160

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,504	$425	$769
Cash paid for income taxes	$567	$324	$858
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$417	$—	$55
Net change in derivative assets and liabilities included in other comprehensive income (loss), net of tax	$(3,933)	$8,249	$(18,506)
Construction-in-progress assets under New Facility lease	$—	$8,684	$—
New Facility lease obligation	$—	$8,684	$—
Non-cash additions to property, plant and equipment	$5,517	$441	$51
Assets held for sale	$—	$7,179	$—
Non-cash portion of earnout receivable recognized-Spice Assets sale	$419	$496	$—
Non-cash portion of earnout payable recognized-China Mist acquisition	$500	$—	$—
Non-cash portion of earnout payable recognized-West Coast Coffee acquisition	$600	$—	$—
Non-cash working capital adjustment payable recognized-China Mist acquisition	$553	$—	$—
Option costs paid with exercised shares	$550	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Shares	Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2014	16,562,450	$16,562	$35,917	$106,212	$(16,035)	$(27,792)	$114,864
Net income	—	—	—	652	—	—	652
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold	—	—	—	—	—	(18,506)	(18,506)
Change in the funded status of retiree benefit obligations, net of tax of zero	—	—	—	—	—	(14,122)	(14,122)
ESOP compensation expense, including reclassifications	—	—	(377)	—	4,801	—	4,424
Share-based compensation	4,272	4	1,263	—	—	—	1,267
Stock option exercises	95,723	96	1,452	—	—	—	1,548
Shares withheld to cover taxes	(4,297)	(4)	(112)	—	—	—	(116)
Balance at June 30, 2015	16,658,148	$16,658	$38,143	$106,864	$(11,234)	$(60,420)	$90,011
Net income	—	—	—	89,918	—	—	89,918
Unrealized gains on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax expense of $5,238	—	—	—	—	—	8,249	8,249
Change in the funded status of retiree benefit obligations, net of tax expense of $7,277	—	—	—	—	—	(11,461)	(11,461)
ESOP compensation expense, including reclassifications	—	—	(1,413)	—	4,800	—	3,387
Share-based compensation	1,551	2	954	—	—	—	956
Stock option exercises	127,039	127	1,566	—	—	—	1,693
Shares withheld to cover taxes	(5,177)	(5)	(154)	—	—	—	(159)
Balance at June 30, 2016	16,781,561	$16,782	$39,096	$196,782	$(6,434)	$(63,632)	$182,594
Net income	—	—	—	24,400	—	—	24,400
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax benefit of $2,504	—	—	—	—	—	(3,933)	(3,933)
Change in the funded status of retiree benefit obligations, net of tax expense of $4,754	—	—	—	—	—	7,466	7,466
ESOP compensation expense, including reclassifications	—	—	342	—	2,145	—	2,487
Share-based compensation	(889)	(1)	1,473	—	—	—	1,472
Stock option exercises	82,803	83	604	—	—	—	687
Shares withheld to cover taxes	(17,473)	(18)	(20)	—	—	—	(38)
Balance at June 30, 2017	16,846,002	$16,846	$41,495	$221,182	$(4,289)	$(60,099)	$215,135

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products. The Company’s product categories consist of roast and ground coffee, frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. The Company was founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
In fiscal 2015 the Company began the process of relocating its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility housing these operations in Northlake, Texas (the “New Facility”) (the “Corporate Relocation Plan”). In order to focus on the Company’s core product offerings, in the second quarter of fiscal 2016, the Company sold certain assets associated with its manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc. (“Harris”). In fiscal 2017, the Company completed the construction of and exercised the purchase option to acquire the New Facility, relocated its Torrance operations to the New Facility, and sold its facility in Torrance, California (the “Torrance Facility“). The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company began roasting coffee in the New Facility in the fourth quarter of fiscal 2017. The Company completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017.
In fiscal 2017, the Company completed the following acquisitions. On October 11, 2016, the Company acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored iced teas and iced green teas, and on February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels.
In the third quarter of fiscal 2017, the Company commenced a restructuring plan to reorganize its direct-store-delivery, or DSD, operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). The Company expects to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018.
The Company operates production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; Hillsboro, Oregon; and Scottsdale, Arizona. Distribution takes place out of the New Facility, the Portland, Hillsboro and Scottsdale facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
The Company’s products reach its customers primarily in the following ways: through the Company’s nationwide direct-store-delivery, or DSD, network of 450 delivery routes and 114 branch warehouses as of June 30, 2017, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are made “off-truck” by the Company to its customers at their places of business.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.
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
Investments
The Company’s investments, from time to time, consist of money market instruments, marketable debt, equity and hybrid securities. Investments are held for trading purposes and stated at fair value. The cost of investments sold is determined on the specific identification method. Dividend and interest income are accrued as earned. See Note 9.
Fair Value Measurements
The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.
•Level 2—Valuation is based upon inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (i.e. interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted prices for similar instruments in active and non-active markets. Level 2 includes those financial instruments that are valued with industry standard valuation models that incorporate inputs that are observable in the marketplace throughout the full term of the instrument, or can otherwise be derived from or supported by observable market data in the marketplace. Level 2 inputs may also include insignificant adjustments to market observable inputs.
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
Securities with quotes that are based on actual trades or actionable bids and offers with a sufficient level of activity on or near the measurement date are classified as Level 1. Securities that are priced using quotes derived from implied values, indicative bids and offers, or a limited number of actual trades, or the same information for securities that are similar in many respects to those being valued, are classified as Level 2. If market information is not available for securities being valued, or materially-comparable securities, then those securities are classified as Level 3. In considering market information, management evaluates changes in liquidity, willingness of a broker to execute at the quoted price, the depth and consistency of prices from pricing services, and the existence of observable trades in the market (see Note 10).
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The fair value of derivative instruments is based upon broker quotes. At June 30, 2017 and 2016 approximately 94% and 96%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges. See Note 8.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Concentration of Credit Risk
At June 30, 2017, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), short-term investments, investments in the preferred stocks of other companies, derivative instruments and trade receivables. Cash equivalents and short-term investments are not concentrated by issuer, industry or geographic area. Maturities are generally shorter than 180 days. Investments in the preferred stocks of other companies are limited to high quality issuers and are not concentrated by geographic area or issuer.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2017 and 2016, because the Company had a net gain position in its coffee-related derivative margin accounts, none of the cash in these accounts was restricted. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts. In fiscal 2017 and 2016, the Company increased the allowance for doubtful accounts by $7,000 and $71,000, respectively. In fiscal 2015, the Company decreased the allowance for doubtful accounts by $8,000.
Inventories
Inventories are valued at the lower of cost or market. The Company accounts for coffee, tea and culinary products on a last in, first out (“LIFO”) basis, and coffee brewing equipment parts on a first in, first out (“FIFO”) basis. The Company regularly evaluates these inventories to determine the provision for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification.
At the end of each quarter, the Company records the expected effect of the liquidation of LIFO inventory quantities, if any, and records the actual impact at fiscal year-end. An actual valuation of inventory under the LIFO method is made only at the end of each fiscal year based on the inventory levels and costs at that time. If inventory quantities decline at the end of the fiscal year compared to the beginning of the fiscal year, the reduction results in the liquidation of LIFO inventory quantities carried at the cost prevailing in prior years. This LIFO inventory liquidation may result in a decrease or increase in cost of goods sold depending on whether the cost prevailing in prior years was lower or higher, respectively, than the current year cost. As these estimates are subject to many forces beyond management's control, interim results are subject to the final fiscal year-end LIFO inventory valuation. See Note 12.
Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method. The following useful lives are used:

Buildings and facilities	10 to 30 years
Machinery and equipment	3 to 10 years
Equipment under capital leases	Shorter of term of lease or estimated useful life
Office furniture and equipment	5 to 7 years
Capitalized software	3 to 5 years
Leasehold improvements are depreciated on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining lease term. When assets are sold or retired, the asset and related accumulated depreciation are removed from the respective account balances and any gain or loss on disposal is included in operations. Maintenance and repairs are charged to expense, and enhancements are capitalized. See Note 13.
Assets to be disposed of by sale are recorded as held for sale at the lower of carrying value or estimated net realizable value. The Company considers properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and the Company expects the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given the Company's estimate of current market value. Upon designation of a property as an asset held for sale, the Company records the property’s value at the lower of its carrying value or its estimated fair value less estimated costs to sell and ceases depreciation. See Note 7.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements for the years ended June 30, 2017, 2016 and 2015 are $26.3 million, $27.0 million and $26.6 million, respectively.
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. Such depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the fiscal years ended June 30, 2017, 2016 and 2015 was $9.1 million, $9.8 million and $10.4 million, respectively. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $10.8 million and $8.4 million in fiscal 2017 and 2016, respectively.
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
See Note 21.
Deferred Tax Asset Valuation Allowance
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required and considers whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators, such as future income projections. After consideration of positive and negative evidence, including the recent history of income, if the Company determines that it is more likely than not that it will generate future income sufficient to realize its deferred tax assets, the Company will record a reduction in the valuation allowance. See Note 21.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Revenue Recognition
The Company recognizes sales revenue when all of the following have occurred: (1) delivery; (2) persuasive evidence of an agreement exists; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. When product sales are made “off-truck” to the Company’s customers at their places of business or products are shipped by third-party delivery “FOB Destination,“ title passes and revenue is recognized upon delivery. When customers pick up products at the Company's distribution centers, title passes and revenue is recognized upon product pick up.
Net Income Per Common Share
Net income per share (“EPS”) represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (“ESOP”). See Note 17. Diluted EPS represents net income attributable to common stockholders divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. However, nonvested restricted stock awards (referred to as participating securities) are excluded from the dilutive impact of common equivalent shares outstanding in accordance with authoritative guidance under the two-class method. The nonvested restricted stockholders are entitled to participate in dividends declared on common stock as if the shares were fully vested and hence are deemed to be participating securities. Under the two-class method, net income attributable to nonvested restricted stockholders is excluded from net income attributable to common stockholders for purposes of calculating basic and diluted EPS. Computation of EPS for the years ended June 30, 2017, 2016 and 2015 includes the dilutive effect of 117,007, 124,879 and 139,524 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period, but excludes the dilutive effect of 24,671, 30,931 and 10,455 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company's common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive. See Note 22.
Employee Stock Ownership Plan
Compensation cost for the ESOP is based on the fair market value of shares released or deemed to be released to employees in the period in which they are committed. Dividends on allocated shares retain the character of true dividends, but dividends on unallocated shares are considered compensation cost. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company’s note receivable. The contra account will change as compensation expense is recognized. See Note 17. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from earnings per share calculations.
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
In addition, the Company estimates the expected impact of forfeited awards and recognizes share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from the Company’s estimates, share-based compensation expense could differ significantly from the amounts the Company has recorded in the current period. The Company periodically reviews actual forfeiture experience and will revise its estimates, as necessary. The Company will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if the Company revises its assumptions and estimates, the Company’s share-based compensation expense could change materially in the future.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company has outstanding share-based awards that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The Company recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the performance period based upon the Company’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled shares, and, to the extent share-based compensation expense was previously recognized for those cancelled shares, such share-based compensation expense is reversed. See Note 18.
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
Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. There were no intangible asset or goodwill impairment charges recorded in the fiscal years ended June 30, 2017, 2016 and 2015.
Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including acquired recipes, non-compete agreements, customer relationships, trade names, trademarks and a brand name. These assets are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no other intangible asset impairment charges recorded in the fiscal years ended June 30, 2017 and 2016.
Shipping and Handling Costs
Shipping and handling costs incurred through outside carriers are recorded as a component of the Company's selling expenses and were $23.5 million, $13.3 million and $8.3 million, respectively, in the fiscal years ended June 30, 2017, 2016 and 2015. The Company moved to 3PL for its long-haul distribution in the third quarter of fiscal 2016. As a result, payroll, benefits, vehicle costs and other costs associated with the Company’s internal operation of its long-haul distribution included elsewhere in selling expenses in the fiscal years ended June 30, 2016 and 2015, are represented in outsourced shipping and handling costs beginning in the third quarter of fiscal 2016. The amount associated with outside carriers for the Company's long-haul distribution recorded in shipping and handling costs in the fourth quarter of fiscal 2016 and in fiscal 2017 was less than the comparable aggregate operating costs associated with internally managing the Company’s long-haul distribution in the respective prior-year periods.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements. The duration of these agreements extend to 2020. At June 30, 2017, approximately 27% of the Company's workforce was covered by such agreements.
Self-Insurance
The Company uses a combination of insurance and self-insurance mechanisms to provide for the potential liability of certain risks including workers’ compensation, health care benefits, general liability, product liability, property insurance and director and officers’ liability insurance. Liabilities associated with risks retained by the Company are not discounted and are estimated by considering historical claims experience, demographics, exposure and severity factors and other actuarial assumptions.
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
The estimated gross undiscounted workers’ compensation liability relating to such claims was $9.4 million and $14.7 million respectively, and the estimated recovery from reinsurance was $1.5 million and $2.4 million, respectively, as of June 30, 2017 and 2016. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
At June 30, 2016, the Company had posted a $7.4 million letter of credit, as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans for participation in the alternative security program for California self-insurers for workers’ compensation liability in California. The State of California notified the Company on December 13, 2016 that it had released and authorized the cancellation of the letter of credit. At June 30, 2017 and 2016, the Company had also posted $3.4 million in cash and a $4.3 million letter of credit, respectively, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages outside of California.
The estimated liability related to the Company's self-insured group medical insurance at June 30, 2017 and 2016 was $2.5 million and $1.3 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company is self-insured for general liability, product liability and commercial auto liability and accrues the cost of the insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience.
The Company's liability reserve for such claims was $0.9 million at June 30, 2017 and 2016.
The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Pension Plans
The Company’s pension plans are not admitting new participants, therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates. All plans are accounted for using the guidance of ASC 710, “Compensation—General“ and ASC 715 “Compensation-Retirement Benefits“ and are measured as of the end of the fiscal year.
The Company recognizes the overfunded or underfunded status of a defined benefit pension or postretirement plan as an asset or liability on its consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. See Note 15.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. If such an adjustment is required, the Company will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. Transaction costs, including legal and accounting expenses, are expensed as incurred and are included in general and administrative expenses in the Company's consolidated statements of operations. Contingent consideration, such as earnout, is deferred as a short-term or long-term liability based on an estimate of the timing of the future payment. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The results of operations of businesses acquired are included in the Company's consolidated financial statements from their dates of acquisition. See Note 3.
Restructuring Plans
The Company accounts for exit or disposal of activities in accordance with ASC 420, “Exit or Disposal Cost Obligations.“ The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to a program which is planned and controlled by management and materially changes either the scope of a business or the manner in which that business is conducted. Business restructuring charges may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs and (iii) other related costs associated with exit or disposal activities.
A liability is recognized and measured at its fair value for one-time termination benefits once the plan of termination is communicated to affected employees and it meets all of the following criteria: (i) management commits to a plan of termination, (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date, (iii) the plan establishes the terms of the benefit arrangement and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Contract termination costs include costs to terminate a contract or costs that will continue to be incurred under the contract without benefit to the Company. A liability is recognized and measured at its fair value when the Company either terminates the contract or ceases using the rights conveyed by the contract.
Recently Adopted Accounting Standards
In December 2016, the Financial Accounting Standards Board (the “FASB“) issued Accounting Standards Update (“ASU“) No. 2016-19, “Technical Corrections and Improvements“ (“ASU 2016-19“). The amendments cover a wide range of topics in the FASB Accounting Standards Codification. The amendments represent changes to make corrections or improvements to the Accounting Standards Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. ASU 2016-19 is effective for the Company immediately. Adoption of ASU 2016-19 did not have a material effect on the results of operations, financial position or cash flows of the Company.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient” (“ASU 2015-12”). ASU 2015-12 eliminates requirements that employee benefit plans measure the fair value of fully benefit-responsive investment contracts (“FBRICs“) and provide the related fair value disclosures. As a result, FBRICs are measured, presented and disclosed only at contract value. Also, plans will be required to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes, and self-directed brokerage accounts are one general type. Plans no longer have to disclose the net appreciation/depreciation in fair value of investments by general type or individual investments equal to or greater than 5% of net assets available for benefits. In addition, a plan with a fiscal year end that does not coincide with the end of a calendar month is allowed to measure its investments and investment-related accounts using the month end closest to its fiscal year end. The new guidance for FBRICs and plan investment disclosures should be applied retrospectively. The measurement date practical expedient should be applied prospectively. The guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted ASU 2015-12 beginning July 1, 2016. Adoption of ASU 2015-12 did not have a material effect on the results of operations, financial position or cash flows of the Company.
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
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern“ (“ASU 2014-15“). ASU 2014-15 amended ASC 205-40-Presentation of Financial Statements-Going Concern and requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are available to be issued and provide related disclosures of such conditions and events. The amendments in ASU 2014-15 apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted ASU 2014-15 beginning July 1, 2016. Adoption of ASU 2014-15 did not have a material effect on the Company's results of operations, financial position and cash flows.
New Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost“ (“ASU 2017-07“). ASU 2017-07 amends the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. The guidance in ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and is effective for the Company beginning July 1, 2018. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will not have a significant impact on the results of operations, financial position or cash flows of the Company.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment“ (“ASU 2017-04“). The amendments in ASU 2017-04 address concerns regarding the cost and complexity of the two-step goodwill impairment test, and remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The guidance in ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is effective for the Company beginning July 1, 2020. Adoption of ASU 2017-04 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business“ (“ASU 2017-01“). The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses and provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace the missing elements. The guidance in ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted in certain circumstances. ASU 2017-01 is effective for the Company beginning July 1, 2018. Adoption of ASU 2017-01 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The guidance in ASU 2016-18 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted in certain circumstances. ASU 2016-18 is effective for the Company beginning July 1, 2018. Adoption of ASU 2016-18 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230):Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses certain issues where diversity in practice was identified in classifying certain cash receipts and cash payments based on the guidance in ASC 230. ASC 230 is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. The application of judgment has resulted in diversity in how certain cash receipts and cash payments are classified. Certain cash receipts and cash payments may have aspects of more than one class of cash flows. ASU 2016-15 clarifies that an entity will first apply any relevant guidance in ASC 230 and in other applicable topics. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The guidance in ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted in certain circumstances. ASU 2016-15 is effective for the Company beginning July 1, 2018. Adoption of ASU 2016-15 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting“ (“ASU 2016-09“). ASU 2016-09 is being issued as part of the FASB's Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance in ASU 2016-09 is effective for public business entities for annual periods beginning after  December 15, 2016, including interim periods within those annual reporting periods. ASU 2016-09 is effective for the Company beginning July 1, 2017. Adoption of ASU 2016-09 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)“ (“ASU 2016-02“), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will have a significant impact on the Company's financial position resulting from the increase in assets and liabilities.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income. Under ASU 2016-01, entities will no longer be able to recognize unrealized holding gains and losses on available-for-sale equity securities in other comprehensive income, and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance to classify equity securities with readily determinable fair values into different categories (that is trading or available for sale) is no longer required. ASU 2016-01 eliminates certain disclosure requirements related to financial instruments measured at amortized cost and adds disclosures related to the measurement categories of financial assets and financial liabilities. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. ASU 2016-01 is effective for the Company beginning July 1, 2018. Adoption of ASU 2016-01 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09“). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,“ which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. ASU 2014-09 is effective for the Company beginning July 1, 2018. The Company is currently evaluating the impact of ASU 2014-09 along with the related amendments and interpretations issued under ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on its results of operations, financial position and cash flows.

Note 3. Acquisitions
China Mist Brands, Inc.
On October 11, 2016, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain specified liabilities of China Mist, a provider of flavored iced teas and iced green teas. As part of the transaction, the Company assumed the lease on China Mist’s existing 17,400 square foot production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice.
The Company acquired China Mist for aggregate purchase consideration of $12.2 million consisting of $11.2 million in cash paid at closing, including estimated working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. This contingent earnout liability is currently estimated to have a fair value of $0.5 million and is recorded in other long-term liabilities on the Company’s consolidated balance sheet at June 30, 2017. The earnout is estimated to be paid in calendar 2019.
In fiscal 2017, the Company incurred $0.2 million in transaction costs related to the China Mist acquisition, consisting primarily of legal and accounting expenses, which are included in general and administrative expenses in the Company's consolidated statements of operations for the fiscal year ended June 30, 2017.
The financial effect of this acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company's consolidated results of operations.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocation is final.
The following table summarizes the final allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid, net of cash acquired	$11,183
Post-closing final working capital adjustments	553
Contingent consideration	500
Total consideration	$12,236

Accounts receivable	$811
Inventory	544
Prepaid assets	48
Property, plant and equipment	189
Goodwill	2,927
Intangible assets:
Recipes	930	7
Non-compete agreement	100	5
Customer relationships	2,000	10
Trade name/Trademark—indefinite-lived	5,070
Accounts payable	(383)
Total consideration, net of cash acquired	$12,236
In connection with this acquisition, the Company recorded goodwill of $2.9 million, which is deductible for tax purposes. The Company also recorded $3.0 million in finite-lived intangible assets that included recipes, a non-compete agreement and customer relationships and $5.1 million in indefinite-lived trade name/trademark. The weighted average amortization period for the finite-lived intangible assets is 8.9 years.
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
West Coast Coffee Company, Inc.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

On February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee, a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. As part of the transaction, the Company entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot production, distribution and warehouse facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. The Company acquired West Coast Coffee for aggregate purchase consideration of $15.7 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. This contingent earnout liability is currently estimated to have a fair value of $0.6 million and is recorded in other long-term liabilities on the Company’s consolidated balance sheet at June 30, 2017. The earnout is estimated to be paid within the next twenty-four months.
In fiscal 2017, the Company incurred $0.3 million in transaction costs related to the West Coast Coffee acquisition, consisting primarily of legal and accounting expenses, which are included in general and administrative expenses in the Company's consolidated statements of operations for the fiscal year ended June 30, 2017.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

customer relationships, a trade name and a brand name. The weighted average amortization period for the finite-lived intangible assets is 9.3 years.
The determination of the fair value of intangible assets acquired was primarily based on significant inputs not observable in an active market and thus represent Level 3 fair value measurements as defined under GAAP.
The fair value assigned to the non-compete agreements was determined utilizing the with and without method. Under the with and without method, the fair value of the intangible asset is estimated based on the difference in projected earnings with the agreements in place versus projected earnings based on starting with no agreements in place. Revenue and earnings projections were significant inputs into estimating the value of West Coast Coffee's non-compete agreements.
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

Rae’ Launo Corporation
On January 12, 2015, the Company acquired substantially all of the assets of Rae’ Launo Corporation (“RLC”) relating to its DSD and in-room distribution business in the Southeastern United States (the “RLC Acquisition”). The purchase price was $1.5 million, consisting of $1.2 million in cash paid at closing and annual earnout payments of $0.1 million each year over a three-year period based on achievement of certain milestones.
The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, based on the final purchase price allocation:

Fair Values of Assets Acquired		Estimated Useful Life (years)
(In thousands)
Property, plant and equipment	$338
Intangible assets:
Non-compete agreement	20	3.0
Customer relationships	870	4.5
Total finite-lived intangible assets	890
Goodwill	272
Total assets acquired	$1,500
Definite-lived intangible assets consist of a non-compete agreement and customer relationships. Total net carrying value of definite-lived intangible assets as of June 30, 2017 and 2016 was $0.4 million and $0.6 million, respectively, and accumulated amortization as of June 30, 2017 and 2016 was $0.5 million and $0.3 million, respectively. Estimated aggregate amortization of definite-lived intangible assets, calculated on a straight-line basis and based on estimated fair values is $0.2 million in each of the next two fiscal years.
Note 4. Restructuring Plans
Corporate Relocation Plan
On February 5, 2015, the Company announced the Corporate Relocation Plan to close its Torrance, California facility and relocate its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to the New Facility in Northlake, Texas. Approximately 350 positions were impacted as a result of the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Torrance Facility closure. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
Expenses related to the Corporate Relocation Plan in fiscal 2017 consisted of $1.1 million in employee retention and separation benefits, $6.2 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters and the relocation of certain distribution operations and $1.3 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in fiscal 2017 also included $2.5 million in non-cash charges, including $1.1 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the fiscal year ended June 30, 2017:

(In thousands)	Balances, June 30, 2016	Additions	Payments	Non-Cash Settled(2)	Adjustments	Balances, June 30, 2017(1)
Employee-related costs(1)	$2,342	$1,109	$3,150	$—	$—	$301
Facility-related costs	—	6,187	3,712	2,475	—	—
Other	200	1,294	1,494	—	—	—
Total	$2,542	$8,590	$8,356	$2,475	$—	$301

Current portion	$2,542					$301
Non-current portion	$—					$—
Total	$2,542					$301
_______________
(1) Included in “Accrued payroll expenses” on the Company's consolidated balance sheets.
(2) Non-cash settled facility-related costs represent (a) depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and included in “Property, plant and equipment, net” on the Company's consolidated balance sheets, and (b) non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.

The Company estimated that it would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan through June 30, 2017, the Company has recognized a total of $31.5 million in aggregate cash costs including $17.1 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017 and had $0.3 million in accrued costs remaining to be paid in fiscal 2018. The Company also recognized from inception through June 30, 2017 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. On July 13, 2017, the Company received correspondence from the WCT Pension Trust stating that it had liability for a share of the WCTPP unfunded vested benefits based on the WCT Pension Trust’s claim that certain of our employment actions resulting from the Corporate Relocation Plan amounted to a partial withdrawal from the WCTPP. See Note 26.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan from the time of adoption of the Corporate Relocation Plan through the fiscal year ended June 30, 2017:

(In thousands)	Balances, June 30, 2014	Additions	Payments	Non-Cash Settled	Adjustments	Balances, June 30, 2017
Employee-related costs(1)	$—	$17,352	$17,051	$—	$—	$301
Facility-related costs(2)	—	10,779	7,048	3,731	—	—
Other	—	7,424	7,424	—	—	—
Total(2)	$—	$35,555	$31,523	$3,731	$—	$301
_______________
(1) Included in “Accrued payroll expenses” on the Company's consolidated balance sheets.
(2) Non-cash settled facility-related costs represent (a) depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and included in “Property, plant and equipment, net” on the Company's consolidated balance sheets and (b) non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.

DSD Restructuring Plan
On February 21, 2017, the Company announced the DSD Restructuring Plan to reorganize its DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. The Company expects to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018.
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
Expenses related to the DSD Restructuring Plan in fiscal 2017 consisted of $1.1 million in employee-related costs and $1.3 million in other related costs. As of June 30, 2017, the Company had paid a total of $1.7 million of these costs and had a balance of $0.7 million in DSD Restructuring Plan-related liabilities on the Company's consolidated balance sheet.
Note 5. New Facility
Lease Agreement and Purchase Option Exercise
On June 15, 2016, the Company exercised the purchase option to purchase the land and the partially constructed New Facility located thereon pursuant to the terms of the lease agreement dated as of July 17, 2015, as amended (the “Lease Agreement“). On September 15, 2016 (“Purchase Option Closing Date“), the Company closed the purchase option and acquired the land and the partially constructed New Facility located thereon for an aggregate purchase price of $42.5 million (the “Purchase Price”), consisting of the purchase option price of $42.0 million based on actual construction costs incurred as of the Purchase Option Closing Date plus the option exercise fee, plus amounts paid in respect of real estate commissions, title insurance, and recording fees. Upon closing of the purchase option, the Company recorded the aggregate purchase price of the New Facility in “Property, plant and equipment, net“ on its consolidated balance sheet. The asset related to the New Facility lease obligation included in “Property, plant and equipment, net,“ the offsetting liability for the lease obligation included in “Other long-term liabilities“ and the rent expense related to the land were reversed. Concurrent with the purchase option closing, on September 15, 2016, the Company terminated the Lease Agreement. The Company did not pay any early termination penalties in connection with the termination of the Lease Agreement.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Development Management Agreement
In conjunction with the Lease Agreement, the Company also entered into a Development Management Agreement with an affiliate of Stream Realty Partners (the “DMA“) to manage, coordinate, represent, assist and advise the Company on matters from the pre-development through construction of the New Facility. Pursuant to the DMA, the Company will pay the developer a development fee, an oversight fee and a development services fee the amounts of which are included in the construction costs incurred-to-date. As of June 30, 2017, the DMA has concluded and the Company had incurred $4.0 million under this agreement which amount is included in “Building and Facilities—New Facility“ (see Note 13) of which $0.4 million remains to be paid which is included in Accounts payable on the Company's consolidated balance sheet at June 30, 2017.
Amended Building Contract
On September 17, 2016, the Company and The Haskell Company (“Builder”) entered into a Change Order, which, among other things, amended the building contract previously entered into between the Company and Builder to provide a guaranteed maximum price and the basis for the price and the scope of Builder’s services in connection with the construction of the New Facility (the “Amended Building Contract“).
Pursuant to the Amended Building Contract, Builder will provide pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment that will be installed in portions of the New Facility (the “Project”). The Company engaged other designers and builders to provide traditional construction work on the Project site, including for the foundation, building envelope and roof of the New Facility. Pursuant to the Amended Building Contract, the Company will pay Builder up to $21.9 million for Builder’s services in connection with the Project. This amount is a guaranteed maximum price and is subject to adjustment in accordance with the terms of the Amended Building Contract. The Amended Building Contract includes an “IDB Work Contract Schedule,” which sets forth interim milestones, durations and material dates in relation to the performance and timing of Builder’s work. The Amended Building Contract includes remedies for the Company in the event agreed milestone dates relating to Builder’s services are not met. The Amended Building Contract is subject to customary undertakings, covenants, obligations, rights and conditions. In April 2017, the Company and Builder entered into a change order to change the scope of work which added $0.6 million to the Amended Building Contract. Builder’s work on the Project has been completed as of June 30, 2017. As of June 30, 2017, the Company has paid $20.3 million under this agreement, with a remaining $2.2 million to be paid which amount is included in “Building and Facilities—New Facility.“ See Note 13.
New Facility Costs
The Company estimated that the total construction costs including the cost of land for the New Facility would be approximately $60 million. As of June 30, 2017, the Company has incurred an aggregate of $60.8 million and has outstanding contractual obligations of $1.6 million, which amounts are included in “Building and Facilities-New Facility.” See Notes 13 and 23. In addition to the costs to complete the construction of the New Facility, the Company estimated that it would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures of which the Company has incurred an aggregate of $33.2 million as of June 30, 2017, including $20.3 million under the Amended Building Contract, and has outstanding contractual obligations of $2.8 million. See Note 23. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures, and related expenditures for the New Facility were incurred in the first three quarters of fiscal 2017. The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.

Note  6. Sales of Assets
Sale of Spice Assets
In order to focus on its core products, on December 8, 2015, the Company completed the sale of the Spice Assets to Harris. Harris acquired substantially all of the Company’s personal property used exclusively in connection with the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”), including certain equipment; trademarks, trade names and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris following the closing. Gain from the earnout on the sale is recognized when earned and when realization is assured beyond a reasonable doubt. The Company recognized $1.0 million and $0.5 million in earnout during the fiscal years ended June 30, 2017 and 2016, respectively, a portion of which is included in “Net gains from sale of Spice Assets” in the Company's consolidated statements of operations. The sale of the Spice Assets does not represent a strategic shift for the Company and is not expected to have a material impact on the Company's results of operations because the Company will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to its DSD customers.
Sale of Torrance Facility
On July 15, 2016, the Company completed the sale of the Torrance Facility, consisting of approximately 665,000 square feet of buildings located on approximately 20.3 acres of land, for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million.
Following the closing of the sale, the Company leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. In accordance with ASC 840, “Leases,” due to the Company’s continuing involvement with the property, the Company accounted for the transaction as a financing transaction, deferred the gain on sale of the Torrance Facility and recorded the net sale proceeds of $42.5 million and accrued non-cash interest expense on the financing transaction in “Sale-leaseback financing obligation” on the Company's consolidated balance sheet at September 30, 2016. The Company vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. See Note 7. As a result, at December 31, 2016, the financing transaction qualified for sales recognition under ASC 840. Accordingly, in the fiscal year ended June 30, 2017, the Company recognized the net gain from sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.7 million and non-cash rent expense of $1.4 million, representing the rent for the zero base rent period previously recorded in “Other current liabilities” and removed the amounts recorded in “Assets held for sale” and the “Sale-leaseback financing obligation” on its consolidated balance sheet.
Sale of Northern California Branch Property
On September 30, 2016, the Company completed the sale of its branch property in Northern California for a sale price of $2.2 million and leased it back through March 31, 2017, at a base rent of $10,000 per month. The Company recognized a net gain on sale of the Northern California property in the fiscal year ended June 30, 2017 in the amount of $2.0 million.

Note 7. Assets Held for Sale
The Company had designated its Torrance Facility and one of its branch properties in Northern California as assets held for sale and recorded the carrying values of these properties in the aggregate amount of $7.2 million as “Assets held for sale“ on the Company's consolidated balance sheet at June 30, 2016. As of June 30, 2017, these assets were sold. See Note 6.

Note 8. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its PTF green coffee purchase contracts, which are described further in Note 2. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company's future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2017 and 2016:

	June 30,
(In thousands)	2017	2016
Derivative instruments designated as cash flow hedges:
Long coffee pounds	33,038	32,550
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	2,121	1,618
Less: Short coffee pounds	—	(188)
Total	35,159	33,980
Coffee-related derivative instruments designated as cash flow hedges outstanding as of June 30, 2017 will expire within 18 months.

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$66	$3,771	$—	$183
Long-term derivative assets:
Coffee-related derivative instruments(2)	$66	$2,575	$—	$57
Short-term derivative liabilities:
Coffee-related derivative instruments	$1,733	$—	$190	$—
Long-term derivative liabilities:
Coffee-related derivative instruments(2)	$446	$—	$—	$—
________________
(1) Included in “Short-term derivative liabilities” on the Company's consolidated balance sheet at June 30, 2017.
(2) Included in “Other long-term liabilities” on the Company's consolidated balance sheet at June 30, 2017.
Statements of Operations

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”:

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2017	2016	2015
Net (losses) gains recognized in AOCI (effective portion)	$(4,705)	$303	$(14,295)	AOCI
Net gains (losses) recognized in earnings (effective portion)	$1,732	$(13,184)	$4,211	Costs of goods sold
Net losses recognized in earnings (ineffective portion)	$(456)	$(575)	$(325)	Other, net
For the fiscal years ended June 30, 2017, 2016 and 2015, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net losses (gains) on derivative instruments in the Company's consolidated statements of cash flows also includes net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the fiscal years ended June 30, 2017, 2016 and 2015. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2017	2016	2015
Net losses on coffee-related derivative instruments	$(1,812)	$(298)	$(2,992)
Net gains (losses) on investments	286	611	(270)
Net (losses) gains on derivative instruments and investments(1)	(1,526)	313	(3,262)
Other gains, net	325	243	248
Other, net	$(1,201)	$556	$(3,014)
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2017, 2016 and 2015.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
June 30, 2017	Derivative Assets	$132	$(132)	$—	$—
	Derivative Liabilities	$2,369	$(132)	$—	$2,237
June 30, 2016	Derivative Assets	$6,586	$—	$—	$6,586

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2017, $(1.6) million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2017. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values.
Note 9. Investments
In fiscal 2017, the Company liquidated substantially all of its trading securities to fund expenditures associated with its New Facility in Northlake, Texas. The Company had $0.4 million and $25.6 million in short-term investments at June 30, 2017 and 2016, respectively. The following table shows gains and losses on trading securities by the Company:

	Year Ended June 30,
(In thousands)	2017	2016	2015
Total gains (losses) recognized from trading securities	$286	$611	$(270)
Less: Realized gains from sales of trading securities	1,909	29	89
Unrealized (losses) gains from trading securities	$(1,623)	$582	$(359)

Note 10. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2017
Preferred stock(1)	$368	$—	$368	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$132	$—	$132	$—
Coffee-related derivative liabilities(2)	$2,179	$—	$2,179	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(2)	$190	$—	$190	$—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2016
Preferred stock(1)	$25,591	$21,976	$3,615	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$6,346	$—	$6,346	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$240	$—	$240	$—

____________________

(1)	Included in “Short-term investments” on the Company's consolidated balance sheets.

(2)	The Company's coffee derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
During the fiscal years ended June 30, 2017 and 2016, there were no transfers between the levels.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 11. Accounts Receivable, Net

	June 30,
(In thousands)	2017	2016
Trade receivables	$44,531	$43,113
Other receivables(1)	2,636	1,965
Allowance for doubtful accounts	(721)	(714)
Accounts receivable, net	$46,446	$44,364
__________
(1) At June 30, 2017 and 2016, respectively, the Company had recorded $0.4 million and $0.5 million in “Other receivables“ included in “Accounts receivable, net“ on its consolidated balance sheets representing earnout receivable from Harris.

Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2014	$(651)
Recovery	8
Balance at June 30, 2015	$(643)
Provision	(71)
Write-off	$—
Balance at June 30, 2016	$(714)
Provision	(325)
Write-off	318
Balance at June 30, 2017	$(721)

Note 12. Inventories

	June 30,
(In thousands)	2017	2016
Coffee
Processed	$14,085	$12,362
Unprocessed	17,083	13,534
Total	$31,168	$25,896
Tea and culinary products
Processed	$20,741	$15,384
Unprocessed	74	377
Total	$20,815	$15,761
Coffee brewing equipment parts	$4,268	$4,721
Total inventories	$56,251	$46,378

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
Inventories were higher at the end of fiscal 2017 due to the commencement of the New Facility's manufacturing operations and incremental inventory from China Mist and West Coast Coffee as compared to lower levels of inventory at the Torrance Facility at the end of fiscal 2016 due to its anticipated closing. Notwithstanding this increase in total inventories at the end of fiscal 2017 compared to fiscal 2016 levels, inventories of manufactured spice products decreased at the end of fiscal 2017 compared to fiscal 2016 levels, primarily due to the liquidation of spice inventories in connection with the sale of the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Spice Assets. As a result, the Company recorded $3.4 million in beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in fiscal 2017, which increased income before taxes in fiscal 2017 by $3.4 million.
Inventories decreased at the end of fiscal 2016 compared to fiscal 2015, primarily due to production consolidation and the sale of certain processed and unprocessed inventories to Harris at cost upon conclusion of the transition services provided by the Company in connection with the sale of the Spice Assets. Inventories decreased at the end of fiscal 2015 compared to fiscal 2014, primarily due to the consolidation and the sale of certain manufactured inventories to Harris. As a result, the Company recorded in cost of goods sold $4.2 million and $4.9 million in beneficial effect of liquidation of LIFO inventory quantities in the fiscal years ended June 30, 2016 and 2015, respectively, which increased income before taxes in fiscal 2016 and 2015 by $4.2 million and $4.9 million, respectively.
Current cost of coffee, tea and culinary product inventories exceeds the LIFO cost by:

	June 30,
(In thousands)	2017	2016
Coffee	$13,351	$14,462
Tea and culinary products	4,043	7,139
Total	$17,394	$21,601

Note 13. Property, Plant and Equipment

	June 30,
(In thousands)	2017	2016
Buildings and facilities	$108,682	$82,878
Machinery and equipment	201,236	182,227
Equipment under capital leases	7,540	11,982
Capitalized software	21,794	21,545
Office furniture and equipment	12,758	16,077
	$352,010	$314,709
Accumulated depreciation	(192,280)	(206,162)
Land	16,336	9,869
Property, plant and equipment, net	$176,066	$118,416

Capital leases consisted mainly of vehicle leases at June 30, 2017 and 2016. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $10.8 million and $8.4 million in fiscal 2017 and 2016, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $9.1 million, $9.8 million and $10.4 million in fiscal 2017, 2016 and 2015, respectively.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2017, 2016, and 2015 were $8.0 million, $7.7 million and $8.2 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 14. Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of goodwill:

(In thousands)
Balance at June 30, 2015	$272
Additions	—
Balance at June 30, 2016	$272
Additions (China Mist)	2,927
Additions (West Coast Coffee)(1)	7,797
Balance at June 30, 2017	$10,996
___________
(1) Reflects the preliminary purchase price allocation for West Coast Coffee. Subject to change based on numerous factors, including the final adjusted purchase price and the final estimated fair value of the assets acquired and the liabilities assumed. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets.

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

	June 30, 2017		June 30, 2016
(In thousands)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$17,353	$(10,883)	$10,953	$(10,373)
Non-compete agreements	220	(38)	20	(10)
Recipes	930	(88)	—	—
Trade name/brand name	510	(84)	—	—
Total amortized intangible assets	$19,013	$(11,093)	$10,973	$(10,383)
Unamortized intangible assets:
Trade names with indefinite lives	$3,640	$—	$3,640	$—
Trademarks and brand name with indefinite lives	7,058	—	1,988	—
Total unamortized intangible assets	$10,698	$—	$5,628	$—
Total intangible assets	$29,711	$(11,093)	$16,601	$(10,383)
___________
(1) Reflects the preliminary purchase price allocation for West Coast Coffee. Subject to change based on numerous factors, including the final adjusted purchase price and the final estimated fair value of the assets acquired and the liabilities assumed. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets.

Aggregate amortization expense for the past three fiscal years:

(In thousands)
For the fiscal year ended:
June 30, 2017	$710
June 30, 2016	$200
June 30, 2015	$99

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated amortization expense for the next five fiscal years:

(In thousands)
For the fiscal year ending:
June 30, 2018	$1,197
June 30, 2019	$1,081
June 30, 2020	$866
June 30, 2021	$850
June 30, 2022	$828

Remaining weighted average amortization periods for intangible assets with finite lives are as follows:

(In years)
Customer relationships	9.1
Non-compete agreements	4.4
Recipes	6.3
Trade name/brand name	4.3

Note 15. Employee Benefit Plans
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
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees' Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze the participants in the plan are eligible to receive the Company's matching contributions to their 401(k).

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$152,325	$136,962	$4,574	$4,064	$4,329	$3,145
Service cost	—	—	—	—	124	389
Interest cost	5,277	5,875	157	172	152	137
Actuarial (gain) loss	(4,556)	15,999	(370)	682	(233)	687
Benefits paid	(6,755)	(6,511)	(282)	(344)	(43)	(29)
Projected benefit obligation at the end of the year	$146,291	$152,325	$4,079	$4,574	$4,329	$4,329
Change in plan assets
Fair value of plan assets at the beginning of the year	$91,201	$94,815	$2,989	$3,291	$2,447	$2,104
Actual return on plan assets	10,874	1,556	337	42	256	85
Employer contributions	1,984	1,341	71	—	339	287
Benefits paid	(6,755)	(6,511)	(282)	(344)	(43)	(29)
Fair value of plan assets at the end of the year	$97,304	$91,201	$3,115	$2,989	$2,999	$2,447
Funded status at end of year (underfunded) overfunded	$(48,987)	$(61,124)	$(964)	$(1,585)	$(1,330)	$(1,882)
Amounts recognized in consolidated balance sheets
Non-current liabilities	(48,987)	(61,124)	(964)	(1,585)	(1,330)	(1,882)
Total	$(48,987)	$(61,124)	$(964)	$(1,585)	$(1,330)	$(1,882)
Amounts recognized in AOCI
Net loss	59,007	70,246	2,135	2,756	618	988
Total AOCI (not adjusted for applicable tax)	$59,007	$70,246	$2,135	$2,756	$618	$988
Weighted average assumptions used to determine benefit obligations
Discount rate	3.80%	3.55%	3.80%	3.55%	3.80%	3.55%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—	$124	$389
Interest cost	5,277	5,875	157	172	152	137
Expected return on plan assets	(6,067)	(6,470)	(188)	(219)	(172)	(149)
Amortization of net loss	1,875	1,411	102	68	53	—
Net periodic benefit cost	$1,085	$816	$71	$21	$157	$377
Other changes recognized in OCI
Net loss	$(9,363)	$20,913	$(519)	$859	$(317)	$750
Amortization of net loss	(1,875)	(1,411)	(102)	(68)	(53)	—
Total recognized in OCI	$(11,238)	$19,502	$(621)	$791	$(370)	$750
Total recognized in net periodic benefit cost and OCI	$(10,153)	$20,318	$(550)	$812	$(213)	$1,127
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.55%	4.40%	3.55%	4.40%	3.55%	4.40%
Expected long-term return on plan assets	7.75%	7.50%	7.75%	7.50%	7.75%	7.50%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2017	2016	2017	2016	2017	2016
Comparison of obligations to plan assets
Projected benefit obligation	$146,291	$152,325	$4,079	$4,574	$4,329	$4,329
Accumulated benefit obligation	$146,291	$152,325	$4,079	$4,574	$4,329	$4,329
Fair value of plan assets at measurement date	$97,304	$91,201	$3,115	$2,989	$2,999	$2,447
Plan assets by category
Equity securities	$65,270	$58,094	$2,133	$1,909	$1,973	$1,542
Debt securities	26,241	27,586	793	899	851	758
Real estate	5,793	5,521	189	181	175	147
Total	$97,304	$91,201	$3,115	$2,989	$2,999	$2,447
Plan assets by category
Equity securities	67%	64%	69%	64%	66%	63%
Debt securities	27%	30%	25%	30%	28%	31%
Real estate	6%	6%	6%	6%	6%	6%
Total	100.0%	100.0%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	June 30, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$97,304	$—	$97,304	$—
Brewmatic Plan	$3,115	$—	$3,115	$—
Hourly Employees’ Plan	$2,999	$—	$2,999	$—
	June 30, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Farmer Bros. Plan	$91,201	$—	$91,201	$—
Brewmatic Plan	$2,989	$—	$2,989	$—
Hourly Employees’ Plan	$2,447	$—	$2,447	$—

As of June 30, 2017, approximately 6% of the assets of each of the Farmer Bros. Plan, the Brewmatic Plan and the Hourly Employees’ Plan were invested in pooled separate accounts which invested mainly in commercial real estate and included mortgage loans which were backed by the associated properties. These underlying real estate investments are able to be redeemed at net asset value per share and therefore, are considered Level 2 assets.
The following is the target asset allocation for the Company's single employer pension plans—Farmer Bros. Plan, Brewmatic Plan and Hourly Employees' Plan—for fiscal 2018:

Fiscal 2018
U.S. large cap equity securities	40.0%
U.S. small cap equity securities	4.8%
International equity securities	19.2%
Debt securities	30.0%
Real estate	6.0%
Total	100.0%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2018, the Company expects to recognize net periodic benefit cost of $1.5 million for the Farmer Bros. Plan and $68,000 for the Brewmatic Plan, and a net periodic benefit credit of $(4,000) for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2018, the Company expects to contribute $2.6 million to the Farmer Bros. Plan, $0.1 million to the Brewmatic Plan, and $0.4 million to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from single employer pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2018	$7,490	$310	$100
June 30, 2019	$7,650	$290	$110
June 30, 2020	$7,930	$280	$130
June 30, 2021	$8,130	$280	$150
June 30, 2022	$8,330	$270	$160
June 30, 2023 to June 30, 2027	$42,660	$1,220	$990
These amounts are based on current data and assumptions and reflect expected future service, as appropriate.

Multiemployer Pension Plans
The Company participates in two multiemployer defined benefit pension plans that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements, of which the WCTPP is individually significant. The Company makes contributions to these plans generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.
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
The Company's participation in WCTPP is outlined in the table below. The Pension Protection Act (“PPA”) Zone Status available in the Company's fiscal year 2017 and fiscal year 2016 is for the plan's year ended December 31, 2016 and December 31, 2015, respectively. The zone status is based on information obtained from WCTPP and is certified by WCTPP's actuary. Among other factors, plans in the green zone are generally more than 80% funded. Based on WCTPP's 2016 Annual Funding Notice, WCTPP was 91.7% and 91.8% funded for its plan year beginning January 1, 2016 and 2015, respectively, and is expected to be 90.0% funded for its plan year beginning January 1, 2017. The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Pension Plan	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreements

			July 1, 2016	July 1, 2015

Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	No	January 31, 2020

Based upon the most recent information available from the trustees managing WCTPP, the Company's share of the unfunded vested benefit liability for the plan was estimated to be approximately $7.0 million if the withdrawal had occurred in the plan year ending December 31, 2016. These estimates were calculated by the trustees managing WCTPP. Although the Company believes the most recent plan data available from WCTPP was used in computing this 2016 estimate, the actual withdrawal liability amount is subject to change based on, among other things, the plan's investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as bankruptcy, and continued participation by the Company and other employers in the plan, each of which could impact the ultimate withdrawal liability.
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
On July 13, 2017, the Company received correspondence from the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) stating that the Company had liability for a share of the WCTPP unfunded vested benefits based on the WCT Pension Trust’s claim that certain of the Company’s employment actions resulting from the Corporate Relocation Plan amounted to a partial withdrawal from the WCTPP.  See Note 26.
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The present value of the total estimated withdrawal liability of $4.0 million and $3.8 million, respectively, is reflected in the Company's consolidated balance sheets at June 30, 2017 and June 30, 2016, with the short-term and long-term portions reflected in current and long-term liabilities, respectively. At June 30, 2017, the Company has classified the present value of the total estimated withdrawal liability as short-term with the expectation of paying off the liability in fiscal 2018. See Note 23.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company contributions to the multiemployer pension plans:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans(4)
Year Ended:
June 30, 2017	$2,114	$39
June 30, 2016	$2,587	$39
June 30, 2015	$3,593	$41
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's FASB Disclosure Statement for the calendar year ended December 31, 2016.

(3)
The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.

(4)	Includes one plan that is not individually significant.
The Company's contribution to multiemployer plans decreased in fiscal 2017 as compared to fiscal 2016 and 2015, as a result of reduction in employees due to the Corporate Relocation Plan. The Company expects to contribute an aggregate of $2.2 million towards multiemployer pension plans in fiscal 2018.

Multiemployer Plans Other Than Pension Plans
The Company participates in ten multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before July 31, 2020. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2017, 2016 and 2015 were $5.3 million, $6.3 million and $6.9 million, respectively. The Company expects to contribute an aggregate of $5.0 million towards multiemployer plans other than pension plans in fiscal 2018.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors. For the calendar years 2017, 2016 and 2015, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance Facility or a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $1.6 million, $1.6 million and $1.4 million in operating expenses for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
Postretirement Benefits
The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”). The plan provides medical, dental and vision coverage for retirees under age 65 and

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 4.1% at June 30, 2017. The Company projects an initial medical trend rate of 8.6% in fiscal 2018, ultimately reducing to 4.5% in 10 years.
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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the fiscal years ended June 30, 2017, 2016 and 2015. Net periodic postretirement benefit cost for fiscal 2017 was based on employee census information as of June 30, 2017.

	Year Ended June 30,
(In thousands)	2017	2016	2015
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$760	$1,388	$1,195
Interest cost	829	1,194	943
Amortization of net gain	(630)	(196)	(500)
Amortization of prior service credit	(1,757)	(1,757)	(1,757)
Net periodic postretirement benefit (credit) cost	$(798)	$629	$(119)
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

Amortization Schedule
Transition (Asset) Obligation: The transition (asset) obligations have been fully amortized.
Prior service cost (credit)-Medical only ($ in thousands):

Date Established	Balance at July 1, 2016	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2017
January 1, 2008	$(732)	$230	2.2	—	$(502)
July 1, 2012	(11,475)	1,526	6.5	—	(9,949)
	$(12,207)	$1,756			$(10,451)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Retiree Medical Plan		Death Benefit
	Year Ended June 30,		Year Ended June 30,
($ in thousands)	2017	2016	2017	2016
Amortization of Net (Gain) Loss:
Net (gain) loss as of July 1	$(10,298)	$(8,710)	$1,523	$690
Net (gain) loss subject to amortization	(10,298)	(8,710)	1,523	690
Corridor (10% of greater of APBO or assets)	1,214	1,724	(854)	(729)
Net (gain) loss in excess of corridor	$(9,084)	$(6,986)	$669	$—
Amortization years	9.7	10.0	7.0	7.7
 The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
(In thousands)	2017	2016
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$21,867	$24,522
Service cost	760	1,388
Interest cost	829	1,194
Participant contributions	741	795
Actuarial losses	(2,377)	(4,259)
Benefits paid	(1,140)	(1,773)
Projected postretirement benefit obligation at end of year	$20,680	$21,867

	Year Ended June 30,
(In thousands)	2017	2016
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	399	978
Participant contributions	741	795
Benefits paid	(1,140)	(1,773)
Fair value of plan assets at end of year	$—	$—
Projected postretirement benefit obligation at end of year	20,680	21,867
Funded status of plan	$(20,680)	$(21,867)

	June 30,
(In thousands)	2017	2016
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Non-current assets	$—	$—
Current liabilities	(893)	(1,060)
Non-current liabilities	(19,787)	(20,807)
Total	$(20,680)	$(21,867)

	Year Ended June 30,
(In thousands)	2017	2016
Amounts Recognized in AOCI Consist of:
Net gain	$(8,775)	$(7,027)
Prior service credit	(10,450)	(12,207)
Total AOCI	$(19,225)	$(19,234)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
(In thousands)	2017	2016
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Unrecognized actuarial loss	$(2,377)	$(4,259)
Amortization of net loss	630	196
Amortization of prior service cost	1,757	1,757
Total recognized in OCI	10	(2,306)
Net periodic benefit (cost) credit	(798)	629
Total recognized in net periodic benefit cost and OCI	$(788)	$(1,677)
The estimated net gain and prior service credit that will be amortized from AOCI into net periodic benefit cost in fiscal 2018 are $0.8 million and $1.8 million, respectively.

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2018	$911
June 30, 2019	$956
June 30, 2020	$1,004
June 30, 2021	$1,049
June 30, 2022	$1,082
June 30, 2023 to June 30, 2027	$5,830

Expected Contributions:
June 30, 2018	$911
Sensitivity in Fiscal 2018 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2018:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$96	$(92)
Effect on accumulated postretirement benefit obligation	$983	$(963)

Note 16. Bank Loan
The Company maintains a senior secured revolving credit facility (“Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with revolving commitments of $75.0 million as of June 30, 2017, and a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million, respectively. The Revolving Facility includes an accordion feature whereby the Company may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on the Company’s eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. As of June 30, 2017, the commitment fee ranges from 0.25% to 0.375% per annum based on average revolver usage. Outstanding obligations are collateralized by all of the Company’s assets, excluding certain real property not included in the borrowing base, machinery and equipment (other than inventory), and the Company's preferred stock portfolio. Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. The Company is subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company. The Company is allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

of any such payment and after giving effect thereto. The Revolving Facility expires on March 2, 2020. Subsequent to the year ended June 30, 2017, the Company, together with its wholly owned subsidiaries and its Lenders, amended the credit facility to provide additional borrowing capacity and extended the term of the Revolving Facility. See Note 26. Subsequent Events.
At June 30, 2017, the Company was eligible to borrow up to a total of $55.6 million under the Revolving Facility and had outstanding borrowings of $27.6 million, utilized $0.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $27.9 million. Fair value of the loan approximates carrying value. At June 30, 2017, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 3.02% and the Company was in compliance with all of the restrictive covenants under the Revolving Facility.

Note 17. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. The plan is a leveraged ESOP in which the Company is the lender. One of the two loans established to fund the ESOP matured in fiscal 2016 and the remaining loan is scheduled to mature in December 2018. The loan is repaid from the Company’s discretionary plan contributions over the original 15 year term with a variable rate of interest. The annual interest rate was 2.50% at June 30, 2017, which is updated on a quarterly basis.

	As of and for the years ended June 30,
	2017	2016	2015
Loan amount (in thousands)	$4,289	$6,434	$11,234
Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
Historically, the Company used the dividends, if any, on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in fiscal 2017, 2016 or 2015.
During the fiscal years ended June 30, 2017, 2016 and 2015, the Company charged $2.5 million, $3.4 million and $4.4 million, respectively, to compensation expense related to the ESOP. The decrease in ESOP expense in fiscal 2017 and 2016 was primarily due to the reduction in the number of shares being allocated to participant accounts as a result of paying down the loan amount. The difference between cost and fair market value of committed to be released shares, which was $0.5 million, $36,000 and $1.0 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, is recorded as additional paid-in capital.

	June 30,
	2017	2016
Allocated shares	1,717,608	1,941,934
Committed to be released shares	74,983	169,603
Unallocated shares	145,941	220,925
Total ESOP shares	1,938,532	2,332,462

(In thousands)
Fair value of ESOP shares	$58,641	$74,779
Note 18. Share-based Compensation
Farmer Bros. Co. 2017 Long-Term Incentive Plan
On June 20, 2017 (the “Effective Date“), the Company’s stockholders approved the Farmer Bros. Co. 2017 Long-Term Incentive Plan (the “2017 Plan”). The 2017 Plan succeeded the Company's prior long-term incentive plans, the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan“) and the Farmer Bros. Co. 2007

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Omnibus Plan (collectively, the “Prior Plans“). On the Effective Date, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan.
The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. The 2017 Plan also authorizes the grant of awards that are intended to qualify as “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”). Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
The 2017 Plan is administered by the Board or another Board committee or subcommittee, as may be determined by the Board from time to time (subject to limitations that may be imposed under Section 162(m) of the Code, Section 16 of the Securities Exchange Act of 1934, as amended, and/or stock exchange rules, as applicable). The administrator of the 2017 Plan (the “Administrator”) or its delegatee will have the authority to determine which eligible persons receive awards and to set the terms and conditions applicable to awards within the confines of the 2017 Plan’s terms. The Administrator will have the authority to make all determinations and interpretations under, and adopt rules and guidelines for the administration of, the 2017 Plan. In addition, the Administrator (which, for purposes of any such awards will be a Board committee comprised solely of two or more directors, each of whom is intended to be an “outside director” within the meaning of Section 162(m) of the Code) will determine whether specific awards are intended to constitute “qualified performance-based compensation,” within the meaning of Section 162(m) of the Code.
The 2017 Plan includes annual limits on certain awards that may be granted to any individual participant. The maximum aggregate number of shares of common stock with respect to all stock options and stock appreciation rights that may be granted to any one person during any calendar year is 250,000 shares. The maximum number of shares of common stock with respect to all awards of restricted stock, restricted stock units, performance shares and other stock- or cash-based awards that are intended to qualify as “qualified performance-based compensation” within the meaning of Section 162(m) of the Code that may be granted to any one person during any calendar year is 250,000 shares. The 2017 Plan also includes limits on the maximum aggregate amount that may become payable pursuant to all performance bonus awards that may be granted to any one person during any calendar year and the maximum amount that may become payable pursuant to all cash-based awards granted under the 2017 Plan and the aggregate grant date fair value of all equity-based awards granted under the 2017 Plan to any non-employee director during any calendar year for services as a member of the Board.
The 2017 Plan contains a minimum vesting requirement, subject to limited exceptions, that awards made under the 2017 Plan may not vest earlier than the date that is one year following the grant date of the award. The 2017 Plan also contains provisions with respect to payment of exercise or purchase prices, vesting and expiration of awards, adjustments and treatment of awards upon certain corporate transactions, including stock splits, recapitalizations and mergers, transferability of awards and tax withholding requirements.
The 2017 Plan may be amended or terminated by the Board at any time, subject to certain limitations requiring stockholder consent or the consent of the applicable participant. In addition, the Administrator may not, without the approval of the Company’s stockholders, authorize certain re-pricings of any outstanding stock options or stock appreciation rights granted under the 2017 Plan. The 2017 Plan will expire on June 20, 2027.
As of June 30, 2017, no awards have been granted under the 2017 Plan.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-qualified stock options with time-based vesting (“NQOs”)
In fiscal 2017, the Company granted no shares issuable upon the exercise of NQOs. In fiscal 2016 and 2015, the Company granted 21,595 and 25,703  shares, respectively, issuable upon the exercise of NQOs with a weighted average exercise price of $29.48 and $23.91 per share, respectively, to eligible employees under the Amended Equity Plan which vest ratably over a three-year period. Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the fiscal years ended June 30, 2016 and 2015:

	Year Ended June 30,
	2016	2015
Weighted average fair value of NQOs	$12.63	$10.38
Risk-free interest rate	1.6%	1.5%
Dividend yield	—	—
Average expected term (years)	5.1	5.1
Expected stock price volatility	47.1%	47.9%
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
The following table summarizes NQO activity for the three most recent fiscal years:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	412,454	12.44	5.30	4.4	3,782
Granted	25,703	23.91	10.38	6.8	—
Exercised	(95,723)	16.17	5.86	—	747
Cancelled/Forfeited	(13,134)	11.26	5.00	—	—
Outstanding at June 30, 2015	329,300	12.30	5.54	3.9	3,700
Granted	21,595	29.48	12.63	6.4	—
Exercised	(112,895)	12.35	5.37	—	1,853
Cancelled/Forfeited	(18,371)	13.45	6.17	—	—
Outstanding at June 30, 2016	219,629	13.87	6.28	3.7	3,995
Granted	—	—	—	—	—
Exercised(1)	(67,482)	12.38	5.57	—	1,407
Cancelled/Forfeited	(18,683)	25.13	10.90	—	—
Outstanding at June 30, 2017	133,464	13.05	5.99	2.6	2,299
Vested and exercisable at June 30, 2017	125,376	12.13	5.64	2.5	2,274
Vested and expected to vest at June 30, 2017	133,073	13.00	5.97	2.6	2,298
___________
(1) Includes 11,147 shares that were withheld to cover option cost and meet the employees' minimum statutory tax withholding and retired.

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $30.25 at June 30, 2017, $32.06 at June 30, 2016 and $23.50 at

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

June 30, 2015, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal period above represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of NQOs vested during fiscal 2017, 2016, and 2015 was $0.2 million, $0.3 million and $0.5 million, respectively. The Company received $0.5 million, $1.4 million and $1.5 million in proceeds from exercises of vested NQOs in fiscal 2017, 2016 and 2015, respectively.
The following table summarizes nonvested NQO activity for the three most recent fiscal years:

Nonvested NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2014	167,798	10.65	5.06	5.3
Granted	25,703	23.91	10.38	6.8
Vested	(101,172)	9.87	4.72	—
Forfeited	(12,134)	10.31	4.91	—
Outstanding at June 30, 2015	80,195	15.94	7.21	5.2
Granted	21,595	29.48	12.63	6.4
Vested	(47,418)	14.05	6.44	—
Forfeited	(15,641)	12.95	6.09	—
Outstanding at June 30, 2016	38,731	27.02	11.63	6.1
Vested	(15,765)	26.45	11.41	—
Forfeited	(14,878)	27.44	11.96	—
Outstanding at June 30, 2017	8,088	27.33	11.47	5.3
As of June 30, 2017 and 2016, respectively, there was $80,000 and $0.4 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at June 30, 2017 is expected to be recognized over the weighted average period of 1.3 years. Total compensation expense for NQOs was $0.1 million, $0.2 million and $0.4 million in fiscal 2017, 2016 and 2015, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the fiscal year ended June 30, 2017, the Company granted 149,223 shares issuable upon the exercise of PNQs to eligible employees under the Amended Equity Plan, with 20% of each such grant subject to forfeiture if a target modified net income goal for fiscal 2017 (“Fiscal 2017 Target”) is not attained. For this purpose, “Modified Net Income” is defined as net income (GAAP) before taxes and excluding any gains or losses from sales of assets, and excluding the effect of restructuring and other transition expenses related to the relocation of the Company’s corporate headquarters to Northlake, Texas. These PNQs have an exercise price of $32.85 per share which was the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
In the fiscal year ended June 30, 2016, the Company granted 143,466 shares issuable upon the exercise of PNQs with an exercise price of $29.48 per share to eligible employees under the Amended Equity Plan. With the exception of a portion of the award to the Company’s President and Chief Executive Officer as described below, these PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ becoming exercisable each year on the anniversary of the grant date, based on the Company’s achievement of modified net income targets for fiscal 2016 (“Fiscal 2016 Target“) as approved by the Compensation Committee, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date and the acceleration provisions contained in the Amended Equity Plan and the applicable award agreement. But if actual modified net income for fiscal 2016 is less than the Fiscal 2016 Target, then only 80% of the total shares issuable under such grant will vest subject to continued employment with the Company on the relevant vesting dates.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

On June 3, 2016, the Compensation Committee of the Board of Directors of the Company determined that a portion of the performance non-qualified stock option granted to Michael H. Keown, the Company's President and Chief Executive Officer, on December 3, 2015 (the “Original Option”) was invalid because such portion caused the total number of option shares granted to Mr. Keown in calendar year 2015 to exceed the limit of 75,000 shares that may be granted to a participant in a single calendar year under the Amended Equity Plan by 22,862 shares. Therefore, the Compensation Committee reduced the total number of shares of common stock issuable under the Original Option by 22,862 shares. The reduction of the 22,862 excess option shares brought the total number of option shares granted to Mr. Keown in calendar 2015 within the limitation of the Amended Equity Plan.
In addition, on June 3, 2016, the Compensation Committee, in accordance with the provisions of the Amended Equity Plan, granted Mr. Keown a performance non-qualified stock option to purchase 22,862 shares of the Company's common stock (the “New Option”) with an exercise price of $29.48 per share, which was the greater of the exercise price of the Original Option and the closing price of the Company's common stock as reported on the NASDAQ Global Select Market on June 3, 2016, the date of grant. The New Option is subject to the same terms and conditions of the Original Option including an expiration date of December 3, 2022, and the three-year vesting schedule, except that to comply with the Amended Equity Plan's minimum vesting schedule of one year from the grant date, one-third of shares issuable under the New Option will vest on June 3, 2017, and the remainder of the New Option shares will vest one-third each on the second and third anniversaries of the grant date of the Original Option, based on the Company’s achievement of the same performance goals as the Original Option, subject to Mr. Keown’s continued employment on the applicable vesting date.
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
Following are the assumptions used in the Black-Scholes valuation model for PNQs granted during the fiscal years ended June 30, 2017, 2016 and 2015:

	Year Ended June 30,
	2017	2016	2015
Weighted average fair value of PNQs	$11.42	$11.38	$10.16
Risk-free interest rate	1.5%	1.6%	1.5%
Dividend yield	—	—	—
Average expected term (years)	4.9	4.9	5.0
Expected stock price volatility	37.7%	42.5%	47.9%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes PNQ activity for the three most recent fiscal years:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5	38
Granted	121,024	23.44	10.16	6.6	—
Cancelled/Forfeited	(9,399)	21.33	10.52	—	—
Outstanding at June 30, 2015	224,067	22.44	10.31	6.0	237
Granted	143,466	29.48	11.38	6.2	—
Exercised	(14,144)	21.20	10.45	—	107
Cancelled/Forfeited	(64,790)	23.20	10.37	—	—
Outstanding at June 30, 2016	288,599	25.83	10.82	5.7	1,798
Granted	149,223	32.85	11.42	4.6	—
Exercised(1)	(15,321)	26.26	10.98	—	109
Cancelled/Forfeited	(63,715)	31.39	11.39	—	—
Outstanding at June 30, 2017	358,786	27.75	10.96	5.2	1,181
Vested and exercisable at June 30, 2017	150,761	23.97	10.58	4.3	947
Vested and expected to vest at June 30, 2017	347,766	27.64	10.95	5.2	1,173
___________
(1) Includes 6,326 shares that were withheld to cover option cost and meet the employees' minimum statutory tax withholding and retired.

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $30.25 at June 30, 2017, $32.06 at June 30, 2016 and $23.50 at June 30, 2015 representing the last trading day of the respective fiscal years, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in each fiscal period represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of PNQs vested during the fiscal years ended June 30, 2017, 2016 and 2015 was $1.3 million, $0.3 million and $0.4 million, respectively. The Company received $0.2 million and $0.3 million in proceeds from exercises of vested PNQs in fiscal 2017 and 2016, respectively. No PNQs were exercised during the fiscal year ended June 30, 2015.
As of June 30, 2017, the Company met the performance targets for the fiscal 2016 PNQ awards and the first two tranches of the fiscal 2015 PNQ awards. The Company expects to meet the performance targets for the remainder of the fiscal 2015 and fiscal 2016 awards, and for the fiscal 2017 awards.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes nonvested PNQ activity for the three most recent fiscal years:

Nonvested PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2014	112,442	21.27	10.49	6.5
Granted	121,024	23.44	10.16	6.6
Vested	(34,959)	21.27	10.49	—
Forfeited	(9,399)	21.33	10.52	—
Outstanding at June 30, 2015	189,108	22.66	10.28	6.2
Granted	143,466	29.48	11.38	6.2
Vested	(27,317)	10.16	23.44	—
Forfeited	(64,790)	23.20	10.37	—
Outstanding at June 30, 2016	240,467	26.49	10.92	5.9
Granted	149,223	32.85	11.42	4.6
Vested	(119,403)	24.91	10.75	—
Forfeited	(62,262)	31.39	11.39	—
Outstanding at June 30, 2017	208,025	30.48	11.24	5.8
As of June 30, 2017 and 2016, there was $1.8 million and $1.9 million , respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at June 30, 2017 is expected to be recognized over the weighted average period of 1.3 years. Total compensation expense related to PNQs in fiscal 2017, 2016 and 2015 was $1.1 million, $0.5 million and $0.5 million, respectively.
Restricted Stock
During fiscal 2017, 2016 and 2015 the Company granted 5,106 shares, 10,170 shares and 13,256 shares of restricted stock under the Amended Equity Plan, respectively, with a weighted average grant date fair value of $35.25, $29.99 and $23.64 per share, respectively, to eligible employees and directors. Shares of restricted stock generally vest at the end of three years for eligible employees. Unlike prior-year awards to non-employee directors, which vest ratably over a period of three years, the fiscal 2017 restricted stock awards cliff vest on the first anniversary of the date of grant subject to continued service to the Company through the vesting date and the acceleration provisions of the LTIP and restricted stock agreement. During the fiscal year ended June 30, 2017, 7,458 shares of restricted stock vested and were released.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the three most recent fiscal years:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2014	96,212	10.27	1.5	2,079
Granted	13,256	23.64	—	313
Exercised/Released(1)	(53,402)	8.43	—	1,377
Cancelled/Forfeited	(8,984)	8.36	—	—
Outstanding at June 30, 2015	47,082	16.48	1.2	1,106
Granted	10,170	29.99	—	305
Exercised/Released(2)	(24,841)	14.08	—	747
Cancelled/Forfeited	(8,619)	13.06	—	—
Outstanding at June 30, 2016	23,792	26.00	1.8	763
Granted	5,106	35.25	—	180
Exercised/Released	(7,458)	24.16	—	253
Cancelled/Forfeited	(5,995)	26.41	—	—
Outstanding at June 30, 2017	15,445	29.79	0.9	467
Expected to vest at June 30, 2017	14,989	29.79	0.9	453
__________
(1) Includes 4,297 shares that were withheld to meet the employees' minimum statutory tax withholding and retired.
(2) Includes 5,177 shares that were withheld to meet the employees' minimum statutory tax withholding and retired.

The aggregate intrinsic value of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $30.25 at June 30, 2017, $32.06 at June 30, 2016 and $23.50 at June 30, 2015, representing the last trading day of the respective fiscal years. Restricted stock that is expected to vest is net of estimated forfeitures.
As of June 30, 2017 and 2016, there was $0.3 million and $0.5 million of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2017 is expected to be recognized over the weighted average period of 1.0 year. Total compensation expense for restricted stock was $0.2 million, $0.2 million, and $0.3 million, for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Note 19. Other Current Liabilities
Other current liabilities consist of the following:

	June 30,
(In thousands)	2017	2016
Accrued postretirement benefits	$893	$1,060
Accrued workers’ compensation liabilities	1,885	3,225
Short-term pension liabilities	3,956	347
Earnout payable—RLC acquisition	100	100
Other (including net taxes payable)	2,868	2,214
Other current liabilities	$9,702	$6,946

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 20. Other Long-Term Liabilities
Other long-term liabilities include the following:

	June 30,
(In thousands)	2017	2016
New Facility lease obligation(1)	$—	$28,110
Earnout payable(2)	1,100	100
Derivative liabilities—noncurrent	380	—
Other long-term liabilities	$1,480	$28,210
___________
(1) Lease obligation associated with construction of the New Facility. The lease obligation was reversed upon termination of the Lease Agreement concurrent with the closing of the purchase option on September 15, 2016. See Note 5.
(2) Includes in fiscal 2017, $0.5 million and $0.6 million in earnout payable in connection with the Company’s acquisition of substantially all of the assets of China Mist completed on October 11, 2016 and the Company's acquisition of West Coast Coffee completed on February 7, 2017, respectively; includes in fiscal 2016 $0.1 million in earnout payable in connection with the Company's acquisition of substantially all of the assets of RLC in fiscal 2016. See Note 3.

Note 21. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	June 30,
(In thousands)	2017	2016	2015
Current:
Federal	$132	$214	$(30)
State	340	103	309
Total current income tax expense	472	317	279
Deferred:
Federal	13,110	(66,648)	106
State	2,372	(13,666)	17
Total deferred income tax expense (benefit)	15,482	(80,314)	123
Income tax expense (benefit)	$15,954	$(79,997)	$402
A reconciliation of income tax expense (benefit) to the federal statutory tax rate is as follows:

	June 30,
(In thousands)	2017	2016	2015
Statutory tax rate	35%	35%	34%
Income tax expense at statutory rate	$14,121	$3,472	$358
State income tax expense, net of federal tax benefit	1,819	557	260
Dividend income exclusion	(134)	(140)	(54)
Valuation allowance	(13)	(83,230)	(185)
Change in tax rate	—	(1,061)	—
Retiree life insurance	(69)	135	—
Change in contingency reserve (net)	1	—	—
Other (net)	229	270	23
Income tax expense (benefit)	$15,954	$(79,997)	$402

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	June 30,
(In thousands)	2017	2016	2015
Deferred tax assets:
Postretirement benefits	$30,253	$33,273	$31,100
Accrued liabilities	7,885	11,760	10,091
Net operating loss carryforwards	38,985	38,196	41,544
Intangible assets	—	71	594
Other	6,824	6,881	6,794
Total deferred tax assets	83,947	90,181	90,123
Deferred tax liabilities:
Unrealized gain on investments	—	(609)	(2,242)
Fixed assets	(17,096)	(5,370)	(2,647)
Other	(2,181)	(1,789)	(1,943)
Total deferred tax liabilities	(19,277)	(7,768)	(6,832)
Valuation allowance	(1,615)	(1,627)	(84,857)
Net deferred tax assets (liabilities)	$63,055	$80,786	$(1,566)
At June 30, 2017, the Company had approximately $101.8 million in federal and $97.7 million in state net operating loss carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2017, respectively. Additionally, at June 30, 2017, the Company had $0.8 million of federal business tax credits that begin to expire in June 30, 2025 and approximately $1.7 million of federal alternative minimum tax credits that do not expire.
The Company recognizes windfall tax benefits associated with the exercise of share-based compensation directly to stockholders' equity only when realized. Accordingly deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from July 1, 2006 onward. At June 30, 2017, deferred tax assets do not include $1.6 million in excess tax benefits from stock compensation. As discussed in Note 2, the Company will adopt ASU 2016-09 beginning July 1, 2017. Upon adoption the excess tax benefits of $1.6 million will be recorded as an increase to deferred tax assets and a corresponding increase to retained earnings.
At June 30, 2017, the Company had total deferred tax assets of $83.9 million and net deferred tax assets before valuation allowance of $64.7 million. The Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making such assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future income projections.
After consideration of positive and negative evidence, including the recent history of income, the Company concluded that it is more likely than not that the Company will generate future income sufficient to realize the majority of the Company’s deferred tax assets as of June 30, 2017. As of June 30, 2017, the Company cannot conclude that certain state net operating loss carry forwards and tax credit carryovers will be utilized before expiration. Accordingly, the Company will maintain a valuation allowance of $1.6 million to offset this deferred tax asset. There was no change to the valuation allowance in fiscal 2017. The valuation allowance decreased $83.2 million and increased $12.3 million, in fiscal 2016 and 2015, respectively.
Total unrecognized tax benefits attributable to uncertain tax positions taken in tax returns in each of fiscal 2017, 2016 and 2015 were zero and at June 30, 2017 and 2016, the Company had no unrecognized tax benefits.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2013. The Internal Revenue Service completed its examination of the Company's tax years ended June 30, 2013 and 2014 and accepted the returns as filed.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. In each of the fiscal years ended June 30, 2017 and 2016, the Company recorded $0 in accrued interest and

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

penalties associated with uncertain tax positions. Additionally, the Company recorded income of $0 related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
Note 22. Net Income Per Common Share

	Year Ended June 30,
(In thousands, except share and per share amounts)	2017	2016	2015
Net income attributable to common stockholders—basic	$24,370	$89,812	$651
Net income attributable to nonvested restricted stockholders	30	106	1
Net income	$24,400	$89,918	$652

Weighted average common shares outstanding—basic	16,668,745	16,502,523	16,127,610
Effect of dilutive securities:
Shares issuable under stock options	117,007	124,879	139,524
Weighted average common shares outstanding—diluted	16,785,752	16,627,402	16,267,134
Net income per common share—basic	$1.46	$5.45	$0.04
Net income per common share—diluted	$1.45	$5.41	$0.04

Note 23. Commitments and Contingencies
Leases
As part of the China Mist transaction, the Company assumed the lease on China Mist’s existing 17,400 square foot production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. As part of the West Coast Coffee transaction, the Company entered into a three-year lease on West Coast Coffee’s existing production, distribution and warehouse facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses in Oregon, California and Nevada, expiring on various dates through November 2020. See Note 3.
The Company is also obligated under operating leases for branch warehouses, distribution centers and its production facility in Portland, Oregon. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. Rent expenses paid for the fiscal years ended June 30, 2017, 2016 and 2015 were $5.1 million, $4.5 million and $3.8 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Contractual obligations for future fiscal years are as follows:

	Contractual Obligations
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	New Facility Construction and Equipment Contracts (1)	Pension Plan Obligations(2)	Postretirement Benefits Other Than Pension Plans(3)	Revolving Credit Facility	Purchase Commitments (4)
Year Ended June 30,
2018	$994	$4,907	$4,439	$14,097	$5,880	$27,621	$76,359
2019	$186	$3,996	$—	$8,050	$956	$—	$—
2020	$51	$2,151	$—	$8,340	$1,004	$—	$—
2021	$4	$769	$—	$8,560	$1,049	$—	$—
2022	$—	$186	$—	$8,760	$1,082	$—	$—
Thereafter	$—	$—	$—	$44,870	$5,830	$—	$—
		$12,009	$4,439	$92,677	$15,801	$27,621	$76,359
Total minimum lease payments	$1,235
Less: imputed interest (0.82% to 10.66%)	$(40)
Present value of future minimum lease payments	$1,195
Less: current portion	$958
Long-term capital lease obligations	$237
___________
(1) Includes $1.6 million in outstanding contractual obligations for the construction of the New Facility including $0.4 million outstanding under the DMA (see Note 5) and $2.8 million in outstanding contractual obligations for the purchase of machinery and equipment for the New Facility, including $2.2 million under the Amended Building Contract. See Note 5.
(2) Includes $86.5 million in estimated future benefit payments on single employer pension plan obligations, $4.0 million in estimated payments in fiscal 2018 towards settlement of withdrawal liability associated with the Company’s withdrawal from the Local 807 Labor Management Pension Plan and $2.2 million in estimated fiscal 2018 contributions to the multiemployer pension plans. See Note 15.
(3) Includes $10.8 million in estimated future benefit payments on postretirement benefit plan obligations and $5.0 million in estimated 2018 contributions to multiemployer plans other than pension plans. See Note 15.
(4) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2017. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.

Earn-Out Obligations
Certain of the Company’s business acquisitions involve the payment of contingent consideration. Certain of these payments are based on achievement of certain sales levels during the earn-out period and, consequently, the Company cannot currently determine the total payments. However, the Company have developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. The estimated maximum fair value of future contingent consideration that the Company could be required to pay associated with its business acquisitions is $1.2 million recorded in “Other current liabilities“ and “Other long-term liabilities” on the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company’s consolidated balance sheet at June 30, 2017 (see Note 19 and Note 20). Subject to achievement of certain milestones, the contingent consideration is estimated to be paid before the end of calendar 2019. Since it is not possible to estimate when, or even if, the acquired companies will reach their performance milestones or the amount of contingent consideration payable based on future sales, the maximum contingent consideration has not been included in the table above.
Self-Insurance
At June 30, 2016, the Company had posted a $7.4 million letter of credit as a security deposit with the State of California Department of Industrial Relations Self-Insurance Plans for participation in the alternative security program for California self-insurers for workers’ compensation liability in California. The State of California notified the Company on December 13, 2016 that it had released and authorized the cancellation of the letter of credit. At June 30, 2017 and 2016, the Company had also posted $3.4 million in cash and a $4.3 million letter of credit, respectively, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages outside of California.
Non-cancelable Purchase Orders
As of June 30, 2017, the Company had committed to purchase green coffee inventory totaling $66.7 million under fixed-price contracts, equipment for the New Facility totaling $3.5 million and other purchases totaling $6.1 million under non-cancelable purchase orders.
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
The Company has joined a Joint Defense Group, or JDG, and, along with the other co-defendants, has answered the complaint, denying, generally, the allegations of the complaint, including the claimed violation of Proposition 65 and further denying CERT’s right to any relief or damages, including the right to require a warning on products. The Joint Defense Group contends that based on proper scientific analysis and proper application of the standards set forth in Proposition 65, exposures to acrylamide from the coffee products pose no significant risk of cancer and, thus, these exposures are exempt from Proposition 65’s warning requirement.
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
Following final trial briefing, the Court heard, on April 9, 2015, final arguments on the Phase 1 issues. On September 1, 2015, the Court ruled against the JDG on the Phase 1 affirmative defenses. The JDG received permission to file an interlocutory appeal, which was filed by writ petition on October 14, 2015. On January 14, 2016, the Court of Appeals denied the JDG’s writ petition thereby denying the interlocutory appeal so that the case stays with the trial court.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

On February 16, 2016, the Plaintiff filed a motion for summary adjudication arguing that based upon facts that had been stipulated by the JDG, the Plaintiff had proven its prima facie case and all that remains is a determination of whether any affirmative defenses are available to Defendants. On March 16, 2016, the Court reinstated the stay on discovery for all parties except for the four largest defendants. Following a hearing on April 20, 2016, the Court granted Plaintiff’s motion for summary adjudication on its prima facie case. Plaintiff filed its motion for summary adjudication of affirmatives defenses on May 16, 2016. At the August 19, 2016 hearing on Plaintiff’s motion for summary adjudication (and the JDG’s opposition), the Court denied Plaintiff’s motion, thus maintaining the ability of the JDG to defend the issues at trial. On October 7, 2016, the Court continued the Plaintiff’s motion for preliminary injunction until the trial for Phase 2.
In November 2016, the parties pursued mediation, but were not able to resolve the dispute.
In December 2016, discovery resumed for all defendants. Depositions of “person most knowledgeable” witnesses for each defendant in the JDG commenced in late December and proceeded through early 2017, followed by new interrogatories served upon the defendants. The Court set a fact and discovery cutoff of May 31, 2017 and an expert discovery cutoff of August 4, 2017. Depositions of expert witnesses were completed by the end of July. On July 6, 2017, the Court held hearings on a number of discovery motions and denied Plaintiff’s motion for sanctions as to all the defendants.
All pre-trial motions and briefs have been filed with the Court. There was a final case management conference on August 21, 2017 at which the Court set August 31, 2017 as the new trial date for Phase 2, though later changed the starting date for trial to September 5, 2017. Phase 2 will focus on remedies and the plain meaning of “alternative significant risk level.” Trial is currently ongoing at this time.
At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 24. Unusual and Infrequent Expenses
The Company incurred expenses of $5.2 million, or $0.31 per diluted common share, during the fiscal year ended June 30, 2017 which were unusual in nature and infrequent in occurrence. These expenses incurred for successfully defending against the 2016 proxy contest included non-recurring legal fees, financial advisory fees, proxy solicitor fees, mailing and printing costs of proxy solicitation materials and other costs.

Note 25. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended June 30, 2017. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017
(In thousands, except per share data)
Net sales	$130,488	$139,025	$138,187	$133,800
Gross profit	$51,198	$55,096	$53,820	$53,618
Income from operations	$2,505	$35,910	$2,058	$1,693
Net income	$1,618	$20,076	$1,594	$1,112
Net income per common share—basic	$0.10	$1.21	$0.10	$0.07
Net income per common share—diluted	$0.10	$1.20	$0.10	$0.07

	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
(In thousands, except per share data)
Net sales	$133,445	$142,307	$134,468	$134,162
Gross profit	$50,579	$52,908	$52,560	$52,428
(Loss) income from operations	$(563)	$5,361	$306	$3,075
Net (loss) income	$(1,074)	$5,561	$1,192	$84,239
Net (loss) income) per common share—basic	$(0.07)	$0.34	$0.07	$5.09
Net (loss) income per common share—diluted	$(0.07)	$0.34	$0.07	$5.05
In the fourth quarter of fiscal 2016, the Company concluded that it is more likely than not that the Company will generate future earnings sufficient to realize the majority of the Company’s deferred tax assets as of June 30, 2016. Accordingly, the Company recorded a reduction in its valuation allowance in the fourth quarter of fiscal 2016 in the amount of $83.2 million. See Note 21.
In the second quarter of fiscal 2017, the Company completed the sale of the Torrance Facility, and recognized a net gain from sale in the amount of $37.4 million, including non-cash interest expense of $0.7 million and non-cash rent expense of $1.4 million. See Note 6.
Note 26. Subsequent Events
Boyd Coffee Company Purchase Agreement
On August 18, 2017, the Company and its wholly-owned subsidiary Boyd Assets Co., a Delaware corporation (“Buyer“), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Boyd Coffee Company (“Seller”), and each of the parties set forth on Exhibit A to the Purchase Agreement (collectively with Seller, the “Seller Parties”). Under the terms of the Purchase Agreement, Seller will sell and Buyer will purchase substantially all of the assets of Seller (the “Transaction”) in consideration of cash and preferred stock.
Each share of Preferred Stock will have a purchase price and an initial stated value of $1,000.00 (“Stated Value”). Each holder of Preferred Stock will be entitled to receive dividends, when and if declared by the Company’s Board of Directors, equal to 3.5% per annum of the Stated Value of such share in effect on the applicable regular dividend record date (“Regular Dividends”). Regular Dividends on each share of Preferred Stock will begin to accrue from, and including, the closing date; and if not declared and paid, will be cumulative.
Each share of Preferred Stock may be converted at the election of the holder thereof (i) upon a change of control of the Company or (ii) as follows: of the initial 21,000 shares of Preferred Stock, (x) 4,200 shares may be converted beginning one year after the closing date, (y) 6,300 additional shares may be converted beginning two years after the closing date, and (z) the remaining 10,500 shares may be converted beginning three years after the closing date. In addition, the Company will have the right, at any time on or after the first anniversary of the closing date, to cause all, but not less than all, of the outstanding shares of Preferred Stock to automatically convert, based on certain market conditions.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holder(s) of Preferred Stock will be entitled to receive, per share of Preferred Stock, out of the assets of the Company or proceeds thereof legally available for distribution to the Company’s stockholders, before any distribution of such assets or proceeds is made or set aside for the holders of junior stock, an amount equal to the Preferred Stock liquidation preference. The liquidation preference will be the greater of the (x) the Stated Value, plus accrued and unpaid Regular Dividends, per share of Preferred Stock as of the date the liquidation preference is paid, and (x) the amount, per share of Preferred Stock, that the holder thereof would have received is such holder had converted such share into the Company’s common stock immediately before such liquidation, dissolution or winding up.
Except as otherwise required by applicable law, each share of Preferred Stock outstanding will entitle the holder(s) thereof to vote together with the holders of the Company’s common stock on all matters submitted for a vote of, or consent by, holders of the Company’s common stock. For these purposes, each holder will be deemed to be the holder of record of a number of shares of the Company’s common stock equal to the quotient (rounded down to the nearest whole number) obtained by dividing (i) the aggregate Stated Value of the shares of Preferred Stock held by such holder on such record date by (ii) the Conversion Price in effect on such record date.
The Purchase Agreement contains representations, warranties, and indemnification provisions of the parties customary for transactions of this type. The Purchase Agreement contains specified termination rights for the parties, including a mutual termination right in the event the closing has not occurred on or prior to November 30, 2017. Subject to the satisfaction or waiver of the foregoing conditions and the other terms and conditions contained in the Purchase Agreement, the Transaction is expected to close in the Company's second quarter of fiscal 2018.
Amendment to Revolving Facility
On August 25, 2017, the Company and China Mist Brands, Inc., a Delaware corporation, (together with the Company, the “Borrowers”), together with the Company’s wholly owned subsidiaries, as additional Loan Parties and as Guarantors, entered into that certain First Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement (the “Amendment”) with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the financial institutions party thereto as lenders (the “Lenders”). The Amendment amends (i) the Company’s original Credit Agreement dated as of March 2, 2015 (the “Original Credit Agreement”), entered into by the Borrowers, the guarantor subsidiaries party thereto, the Administrative Agent and the financial institutions party thereto as lenders (the Original Credit Agreement as amended by the Amendment, the “Amended Credit Agreement”), and (ii) the Company’s original Pledge and Security Agreement dated as of March 2, 2015 (the “Original Pledge and Security Agreement”). Capitalized terms used without definition below are defined in the Amended Credit Agreement.
The Amended Credit Agreement increases the aggregate commitments (“Revolving Commitment”) of the Revolving Facility from $75.0 million to 125.0 million. Chase agreed to provide $75.0 million of the Revolving Commitment and SunTrust Bank agreed to provide $50.0 million of the Revolving Commitment. The Amended Credit Agreement also includes an accordion feature whereby the Company may increase the Revolving Commitment by an aggregate amount not to exceed $50.0 million, subject to certain conditions.
The Amended Credit Agreement increases (i) the advance rate on Borrowers’ eligible accounts receivable that are with investment grade customers from 85% to 90% and (ii) the amount of Borrowers’ eligible real property which can be included in the Borrowing Base from the lesser of $25.0 million and 75% of the fair market value of such eligible real property, to the lesser of $60.0 million and 75% of the fair market value of such eligible real property, subject to certain limitations.
The Amended Credit Agreement provides for an increase to the margin of 0.375% per annum on any drawn loans under the Revolving Facility up to an amount equal to the value of eligible real property in the Borrowing Base. The interest rates are otherwise unchanged in the Amended Credit Agreement and continue to be based on Average Historical Excess Availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. The Amended Credit Agreement reduces the commitment fee from a range of between 0.25% to 0.375% per annum based on Average Revolver Usage, to a flat fee of 0.25% per annum irrespective of Average Revolver Usage. The Amended Credit Agreement also extends the maturity date of the Revolving Facility from March 2, 2020 to August 25, 2022.

The Amended Credit Agreement contains a variety of affirmative and negative covenants of types customary in an

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances. The Amended Credit Agreement also allows the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Borrowers, and provides for customary Events of Default.

Western Conference of Teamsters Pension Trust
On July 13, 2017, the Company received correspondence (the “WCT Letter”) from the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) stating that the Company had liability for a share of the Western Conference of Teamsters Pension Plan (the “Plan”) unfunded vested benefits based on the WCT Pension Trust’s claim that certain of the Company’s employment actions resulting from the Corporate Relocation Plan amounted to a partial withdrawal from the Plan. The Company has not yet decided whether it will submit a request for review to the WCT Pension Trust with respect to the asserted liability or take any other action.

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
As of June 30, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are effective.
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
With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2017.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Farmer Bros. Co.
Northlake, Texas

We have audited the internal control over financial reporting of Farmer Bros. Co. and subsidiaries (the “Company“) as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2017 of the Company and our report dated September 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 28, 2017

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
Compliance with Section 16(a) of the Exchange Act
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons that no other reports were required during the fiscal year ended June 30, 2017, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of the members of a “group” for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, identified in a Schedule 13D/A (Amendment No. 3) filed with the SEC on August 29, 2017 and a Schedule 13D/A (Amendment No. 4) filed with the SEC on September 8, 2016 (collectively, the “Waite Group Schedule 13D/A”), including Carol Farmer Waite, as trustee, co-trustee, and/or sole beneficiary of certain family trusts named in the Waite Group Schedule 13D/A; Jonathan Michael Waite, as trustee and sole beneficiary of the 2012 Waite Irrevocable Trust; and individuals Suzanna Waite, Austin Waite, Emily Waite, Scott Grossman, Brett Grossman, Brynn Grossman, Tom Mortensen, John Samore, Jr. and Jennifer Gonzalez-Yousef (Mr. Samore and Ms. Gonzalez-Yousef each signed the Waite Group Schedule 13D/A but reported that they beneficially owned no shares of the Company’s common stock), who did not timely file or failed to file such reports upon becoming members of the identified Section 13(d)(3) group. The foregoing is in addition to any filings that may be listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2017.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2017 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(3)
Equity compensation plans approved by stockholders(1)	492,250	$23.76	—
Equity compensation plans approved by stockholders(2)	—	—	900,000
Equity compensation plans not approved by stockholders	—	—	—
Total	492,250	$23.76	900,000
________________

(1) Includes shares issued under the Prior Plans.
(2) Includes shares available for issuance under the 2017 Plan

(3)
The 2017 Plan succeeded the Prior Plans. On the Effective Date of the 2017 Plan, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan. The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. The 2017 Plan also authorizes the grant of awards that are intended to qualify as “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”). Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan.

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

1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2017 and 2016

Consolidated Statements of Operations for the Years Ended June 30, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended June 30, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2017, 2016 and 2015

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
September 28, 2017

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
September 28, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Randy E. Clark	Chairman of the Board and Director	September 28, 2017
Randy E. Clark

/s/ Guenter W. Berger	Chairman Emeritus and Director	September 28, 2017
Guenter W. Berger

/s/ Hamideh Assadi	Director	September 28, 2017
Hamideh Assadi

Director
Jeanne Farmer Grossman

/s/ Michael H. Keown	Director	September 28, 2017
Michael H. Keown

/s/ Charles F. Marcy	Director	September 28, 2017
Charles F. Marcy

/s/ Christopher P. Mottern	Director	September 28, 2017
Christopher P. Mottern

EXHIBIT INDEX

2.1
Asset Purchase Agreement, dated as of November 16, 2015, by and between Farmer Bros. Co. and Harris Spice Company Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 and incorporated herein by reference).*

2.2
Purchase Agreement, dated as of September 9, 2016, among Tea Leaf Acquisition Corp., China Mist Brands, Inc., certain stockholders of China Mist Brands, Inc., for certain limited purposes, Daniel W. Schweiker and John S. Martinson, and Daniel W. Schweiker, in his capacity as the sellers’ representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2016 and incorporated herein by reference).*

2.3
Asset Purchase Agreement, dated as of August 18, 2017, by and among Farmer Bros. Co., Boyd Assets Co., Boyd Coffee Company, and each of the parties set forth on Exhibit A thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017 and incorporated herein by reference).*

3.1	Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).
3.2
Certificate of Amendment to the Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).

3.3
Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

3.4	Certificate of Elimination (filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A12B/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

3.5
Form of Certificate of Designations of Series A Convertible Participating Cumulative Perpetual Preferred Stock of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 21, 2017 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A12B/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

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

10.3
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

10.5
First Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated as of August 25, 2017, by and among Farmer Bros. Co., China Mist Brands, Inc., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Company, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2017 and incorporated herein by reference).

10.6
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on November 5, 2012 and incorporated herein by reference).**

10.7
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.8
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).**

10.9
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.10
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.11
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.12
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed herewith).**

10.13
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.14
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.15
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

10.16
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

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

10.19
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.20
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).**

10.21
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.22
Employment Agreement, dated as of September 25, 2015, by and between Farmer Bros. Co. and Isaac N. Johnston, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2015 and incorporated herein by reference).**

10.23
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and David G. Robson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.24
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Ellen D. Iobst (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.25
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Scott A. Siers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.26
Form of First Amendment to Employment Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.27
Confidential General Release and Separation Agreement by and between Barry C. Fischetto and Farmer Bros. Co. dated February 17, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2017 and incorporated herein by reference).**

10.28
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2012 and incorporated herein by reference).**

10.29
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.30
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.31
Farmer Bros. Co. 2017 Long-Term Incentive Plan (as approved by the stockholders at the Special Meeting of Stockholders on June 20, 2017) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference)**

10.32
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.33
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.34
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.35
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.36
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.37
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.38
Form of First Amendment to Change in Control Severance Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.39
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 5, 2013 (with schedule of indemnitees attached) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.40
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.41
First Amendment to Lease Agreement dated as of December 29, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.42
Amendment No. 2 to Lease Agreement dated as of March 10, 2016, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.43
Termination of Lease Agreement, dated as of September 15, 2016, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 9, 2016 and incorporated herein by reference).

10.44
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.45
First Amendment to Development Management Agreement dated as of January 1, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.46
Second Amendment to Development Management Agreement dated as of March 25, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.47
AIA Document A141 - 2014, Standard Form of Agreement Between Owner and Design-Builder, dated as of September 22, 2015, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016 and incorporated herein by reference).

10.48
Change Order No. 12, dated as of September 17, 2016, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016 and incorporated herein by reference).

10.49
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 11, 2016, by and between Farmer Bros. Co. as Seller, and Bridge Acquisition, LLC as Buyer (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.50
First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of June 1, 2016, by and between Farmer Bros. Co. and Bridge Acquisition, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).

14.1	Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2017 (filed herewith).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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
101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.