Form 10-Q
period 2017-09-30
FARMER BROTHERS CO
filed 2017-11-07
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

None
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
YES ☐ NO  ☒
As of November 6, 2017, the registrant had 16,843,270 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$7,297	$6,241
Short-term investments	359	368
Accounts receivable, net	47,076	46,446
Inventories	64,789	56,251
Income tax receivable	198	318
Prepaid expenses	8,070	7,540
Total current assets	127,789	117,164
Property, plant and equipment, net	172,680	176,066
Goodwill	10,996	10,996
Intangible assets, net	18,315	18,618
Other assets	6,717	6,837
Deferred income taxes	65,862	63,055
Total assets	$402,359	$392,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	45,620	39,784
Accrued payroll expenses	18,376	17,345
Short-term borrowings under revolving credit facility	30,070	27,621
Short-term obligations under capital leases	769	958
Short-term derivative liabilities	2,305	1,857
Other current liabilities	9,745	9,702
Total current liabilities	106,885	97,267
Accrued pension liabilities	50,580	51,281
Accrued postretirement benefits	19,459	19,788
Accrued workers’ compensation liabilities	7,548	7,548
Other long-term liabilities-capital leases	183	237
Other long-term liabilities	1,187	1,480
Total liabilities	$185,842	$177,601
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized and none issued	—	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,843,270 and 16,846,002 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	16,843	16,846
Additional paid-in capital	42,304	41,495
Retained earnings	222,186	221,182
Unearned ESOP shares	(4,289)	(4,289)
Accumulated other comprehensive loss	(60,527)	(60,099)
Total stockholders’ equity	$216,517	$215,135
Total liabilities and stockholders’ equity	$402,359	$392,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2017	2016
Net sales	$131,713	$130,488
Cost of goods sold	82,706	79,290
Gross profit	49,007	51,198
Selling expenses	38,915	38,438
General and administrative expenses	11,327	8,936
Restructuring and other transition expenses	120	3,030
Net gains from sale of Spice Assets	(150)	(158)
Net losses (gains) from sales of other assets	53	(1,553)
Operating expenses	50,265	48,693
(Loss) income from operations	(1,258)	2,505
Other (expense) income:
Dividend income	5	265
Interest income	1	129
Interest expense	(523)	(389)
Other, net	87	191
Total other (expense) income	(430)	196
(Loss) income before taxes	(1,688)	2,701
Income tax (benefit) expense	(710)	1,083
Net (loss) income	$(978)	$1,618
Net (loss) income per common share—basic	$(0.06)	$0.10
Net (loss) income per common share—diluted	$(0.06)	$0.10
Weighted average common shares outstanding—basic	16,699,822	16,562,984
Weighted average common shares outstanding—diluted	16,699,822	16,684,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2017	2016
Net (loss) income	$(978)	$1,618
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges, net of tax	(432)	444
Losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	4	285
Total comprehensive (loss) income, net of tax	$(1,406)	$2,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(978)	$1,618
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,253	5,008
Provision for doubtful accounts	62	507
Interest on sale-leaseback financing obligation	—	310
Restructuring and other transition expenses, net of payments	(573)	869
Deferred income taxes	(895)	1,488
Net gains from sales of Spice Assets and other assets	(97)	(1,711)
ESOP and share-based compensation expense	806	942
Net losses on derivative instruments and investments	261	282
Change in operating assets and liabilities:
Purchases of trading securities	—	(1,466)
Proceeds from sales of trading securities	—	1,259
Accounts receivable	(470)	(3,100)
Inventories	(8,539)	(4,724)
Income tax receivable	120	(7)
Derivative assets (liabilities), net	(455)	2,783
Prepaid expenses and other assets	(133)	195
Accounts payable	10,222	7,343
Accrued payroll expenses and other current liabilities	1,550	(7,057)
Accrued postretirement benefits	(329)	(192)
Other long-term liabilities	(701)	(525)
Net cash provided by operating activities	$7,104	$3,822
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	$(553)	$—
Purchases of property, plant and equipment	(6,931)	(10,196)
Purchases of assets for New Facility	(844)	(14,354)
Proceeds from sales of property, plant and equipment	74	2,014
Net cash used in investing activities	$(8,254)	$(22,536)
Cash flows from financing activities:
Proceeds from revolving credit facility	$11,698	$91
Repayments on revolving credit facility	(9,249)	—
Proceeds from sale-leaseback financing obligation	—	42,455
Proceeds from New Facility lease financing obligation	—	7,662
Repayments of New Facility lease financing	—	(35,772)
Payments of capital lease obligations	(243)	(399)
Proceeds from stock option exercises	—	84
Net cash provided by financing activities	$2,206	$14,121

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2017	2016
Net increase (decrease) in cash and cash equivalents	$1,056	$(4,593)
Cash and cash equivalents at beginning of period	6,241	21,095
Cash and cash equivalents at end of period	$7,297	$16,502

Supplemental disclosure of non-cash investing and financing activities:
Net change in derivative assets and liabilities included in other comprehensive (loss) income, net of tax	$(428)	$729
Non-cash additions to property, plant and equipment	$207	$4,149
Non-cash portion of earnout receivable recognized-Spice Assets sale	$150	$158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand coffee and consumer branded coffee and tea products. The Company’s product categories consist of roast and ground coffee; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. The Company was founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
The Company operates production facilities in Northlake, Texas (the “New Facility”); Houston, Texas; Portland, Oregon; Hillsboro, Oregon; and Scottsdale, Arizona. Distribution takes place out of the New Facility, the Portland, Hillsboro and Scottsdale facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey.
The Company’s products reach its customers primarily in two ways: through the Company’s nationwide direct-store-delivery, or DSD, network of 449 delivery routes and 113 branch warehouses as of September 30, 2017, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products, and relies on third-party logistics (“3PL”) service providers for its long-haul distribution. DSD sales are made “off-truck” by the Company to its customers at their places of business.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Events occurring subsequent to September 30, 2017 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three months ended September 30, 2017.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2017 (the “2017 Form 10-K”).
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, a California corporation, Coffee Bean Holding Co., Inc., a Delaware corporation, the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), CBI, China Mist Brands, Inc., a Delaware corporation, and Boyd Assets Co., a Delaware corporation. All inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from those estimates.

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements in the 2017 Form 10-K.
During the three months ended September 30, 2017, other than the adoption of Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), and ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), there were no significant updates made to the Company’s significant accounting policies.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the three months ended September 30, 2017 and 2016 were $6.6 million and $6.5 million, respectively.
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. Such depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended September 30, 2017 and 2016 was $2.1 million and $2.4 million, respectively. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $2.2 million and $3.2 million in the three months ended September 30, 2017 and 2016, respectively.
Net (Loss) Income Per Common Share
Computation of net (loss) income per share (“EPS”) for the three months ended September 30, 2017 excludes a total of 463,434 shares issuable under stock options, because the Company incurred a net loss and including them would be anti-dilutive. Computation of EPS for the three months ended September 30, 2016 includes the dilutive effect of 121,335 shares issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the three months ended September 30, 2016, but excludes the dilutive effect of 19,800 shares issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the three months ended September 30, 2016 because their inclusion would be anti-dilutive. See Note 19.
Shipping and Handling Costs
Shipping and handling costs incurred through outside carriers are recorded as a component of the Company’s selling expenses and were $5.2 million and $4.8 million, respectively, in the three months ended September 30, 2017 and 2016. The increase in shipping and handling costs in the three months ended September 30, 2017 compared to the same period in the prior fiscal year is primarily due to the distribution center in the New Facility commencing operations in the second quarter of fiscal 2017.
Recently Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12. ASU 2017-12 amends the hedge accounting model in Accounting Standards Codification (“ASC”) 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. ASU 2017-12 expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance in ASU 2017-12 is

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company beginning July 1, 2019. Early adoption is permitted in any interim period or fiscal year before the effective date. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The Company early adopted ASU 2017-12 as of September 30, 2017 for its cash flow hedges related to coffee commodity purchases. Adoption of ASU 2017-12 resulted in a cumulative adjustment of $0.3 million to the opening balance of retained earnings. Adoption of ASU 2017-12 did not have any other material effect on the results of operations, financial position or cash flows of the Company.
In March 2016, the FASB issued ASU 2016-09. ASU 2016-09 was issued as part of the FASB’s Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires that the tax impact related to the difference between share-based compensation for book and tax purposes be recognized as income tax benefit or expense in the reporting period in which such awards vest. ASU 2016-09 also required a modified retrospective adoption for previously unrecognized excess tax benefits. The guidance in ASU 2016-09 is effective for public business entities for annual periods beginning after  December 15, 2016, including interim periods within those annual reporting periods. The Company adopted ASU 2016-09 beginning July 1, 2017 on a modified retrospective basis, recognizing all excess tax benefits previously unrecognized, as a cumulative-effect adjustment increasing deferred tax assets by $1.6 million and increasing retained earnings by the same amount as of July 1, 2017. Adoption of ASU 2016-09 did not have any other material effect on the results of operations, financial position or cash flows of the Company.
In July 2015, the FASB issued ASU 2015-11. ASU 2015-11 simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Entities will continue to apply their existing impairment models to inventories that are accounted for using last-in first-out or LIFO and the retail inventory method or RIM. Under current guidance, net realizable value is one of several calculations an entity needs to make to measure inventory at the lower of cost or market. ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, and the guidance must be applied prospectively after the date of adoption. The Company adopted ASU 2015-11 beginning July 1, 2017. Adoption of ASU 2015-11 did not have a material effect on the results of operations, financial position or cash flows of the Company.
New Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 amends the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating expense components are reported in other income and expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The guidance in ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and is effective for the Company beginning July 1, 2018. Because the expected operating expense component and non-operating expense components of net periodic benefit cost are not material to the consolidated financial statements of the Company, the Company expects that the adoption of ASU 2017-07 will not have a significant impact on the results of operations, financial position or cash flows of the Company.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). The amendments in ASU 2017-04 address concerns regarding the cost and complexity of the two-step goodwill impairment test, and remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The guidance in ASU 2017-04 is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and is effective for the Company beginning July 1, 2020.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Adoption of ASU 2017-04 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses and provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace the missing elements. The guidance in ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted in certain circumstances. ASU 2017-01 is effective for the Company beginning July 1, 2018. Adoption of ASU 2017-01 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 addresses certain issues where diversity in practice was identified in classifying certain cash receipts and cash payments based on the guidance in ASC 230. ASC 230 is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. The application of judgment has resulted in diversity in how certain cash receipts and cash payments are classified. Certain cash receipts and cash payments may have aspects of more than one class of cash flows. ASU 2016-15 clarifies that an entity will first apply any relevant guidance in ASC 230 and in other applicable topics. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The guidance in ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted in certain circumstances. ASU 2016-15 is effective for the Company beginning July 1, 2018. Adoption of ASU 2016-15 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will have a significant impact on the Company’s financial position resulting from the increase in assets and liabilities.
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

those fiscal years. ASU 2014-09 is effective for the Company beginning July 1, 2018. The Company is in the process of evaluating the provisions of ASU 2014-09 and assessing its impact on the Company’s financial statements, information systems, business processes, and financial statement disclosures. The Company is analyzing its revenue streams and is evaluating the impact the new standard may have on revenue recognition. The Company primarily recognizes revenue at point of sale or delivery and does not expect that this will change under the new standard. Based on its preliminary reviews, the Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements; however, the Company’s assessment of contracts related to recent acquisitions is still in process. At a minimum, the Company anticipates expanded disclosures related to revenue in order to comply with ASU 2014-09. The Company will continue to evaluate the impact of the adoption of ASU 2014-09. Preliminary assessments made by the Company are subject to change. The Company has not yet concluded which transition method it will elect but will determine the transition method in the third quarter of fiscal 2018.

Note 3. Acquisitions
China Mist Brands, Inc.
On October 11, 2016, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored and unflavored iced and hot teas. As part of the transaction, the Company assumed the lease on China Mist’s existing 17,400 square foot production, distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice.
The Company acquired China Mist for aggregate purchase consideration of $12.2 million, consisting of $11.2 million in cash paid at closing including estimated working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million, and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. This contingent earnout liability is currently estimated to have a fair value of $0.5 million and is recorded in other long-term liabilities on the Company’s condensed consolidated balance sheet at September 30, 2017. The earnout is estimated to be paid in calendar 2019.
The financial effect of this acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company’s consolidated results of operations.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocation is final.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The fair value assigned to the non-compete agreement was determined utilizing the with and without method. Under the with and without method, the fair value of the intangible asset is estimated based on the difference in projected earnings with the agreement in place versus projected earnings based on starting with no agreement in place. Revenue and earnings projections were significant inputs into estimating the value of China Mist’s non-compete agreement.
The fair value assigned to the customer relationships was determined based on management’s estimate of the retention rate and utilizing certain benchmarks. Revenue and earnings projections were also significant inputs into estimating the value of customer relationships.
The fair value assigned to the trade name/trademark was determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and this method utilizes revenue and cost projections including an assumed contributory asset charge.
West Coast Coffee Company, Inc.
On February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. As part of the transaction, the Company entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot production, distribution and warehouse facility in Hillsboro, Oregon, which expires

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. The Company acquired West Coast Coffee for aggregate purchase consideration of $15.7 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. This contingent earnout liability is currently estimated to have a fair value of $0.6 million and is recorded in other long-term liabilities on the Company’s condensed consolidated balance sheet at September 30, 2017. The earnout is estimated to be paid within the next twenty-four months.
The financial effect of this acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company’s  consolidated results of operations.
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
The fair value assigned to the non-compete agreements was determined utilizing the with and without method. Under the with and without method, the fair value of the intangible asset is estimated based on the difference in projected earnings with the agreements in place versus projected earnings based on starting with no agreements in place. Revenue and earnings projections were significant inputs into estimating the value of West Coast Coffee’s non-compete agreements.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Note 4. Restructuring Plans
Corporate Relocation Plan
On February 5, 2015, the Company announced a plan (the “Corporate Relocation Plan”) to close its Torrance, California facility (the “Torrance Facility”) and relocate its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to the New Facility in Northlake, Texas. Approximately 350 positions were impacted as a result of the Torrance Facility closure. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
In the three months ended September 30, 2017, no expenses associated with the Corporate Relocation Plan were incurred.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan for the three months ended September 30, 2017:

(In thousands)	Balances, July 1, 2017	Additions	Payments	Non-Cash Settled	Adjustments	Balances, September 30, 2017
Employee-related costs(1)	$301	$—	$89	$—	$—	$212
Facility-related costs	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$301	$—	$89	$—	$—	$212
Current portion	$301					$212
Non-current portion	$—					$—
Total	$301					$212
_______________
(1) Included in “Accrued payroll expenses” on the Company’s condensed consolidated balance sheets.
The Company estimated that it would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan through September 30, 2017, the Company has recognized a total of $31.5 million in aggregate cash costs including $17.1 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company also recognized from inception through September 30, 2017 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan from the time of adoption of the Corporate Relocation Plan through the three months ended September 30, 2017:

(In thousands)	Balances, June 30, 2014	Additions	Payments	Non-Cash Settled	Adjustments	Balances, September 30, 2017
Employee-related costs(1)	$—	$17,352	$17,140	$—	$—	$212
Facility-related costs(2)	—	10,779	7,048	3,731	—	—
Other	—	7,424	7,424	—	—	—
Total(2)	$—	$35,555	$31,612	$3,731	$—	$212
_______________
(1) Included in “Accrued payroll expenses” on the Company’s condensed consolidated balance sheets.
(2) Non-cash settled facility-related costs represent (a) depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and included in “Property, plant and equipment, net” on the Company’s condensed consolidated balance sheets and (b) non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.

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
Expenses related to the DSD Restructuring Plan in the three months ended September 30, 2017 consisted of $24,000 in employee-related costs and $0.1 million in other related costs. Since the adoption of the DSD Restructuring Plan through September 30, 2017, the Company has recognized a total of $2.5 million in aggregate cash costs including $1.1 million in employee-related costs, and $1.4 million in other related costs. As of September 30, 2017, the Company had paid a total of $2.2 million of these costs and had a balance of $0.3 million in accounts payable and accrued payroll expenses on the Company’s condensed consolidated balance sheet.
Note 5. New Facility
Lease Agreement and Purchase Option Exercise
On June 15, 2016, the Company exercised the purchase option to purchase the land and the partially constructed New Facility located thereon pursuant to the terms of the lease agreement dated as of July 17, 2015, as amended (the “Lease Agreement”). On September 15, 2016 (“Purchase Option Closing Date”), the Company closed the purchase option and acquired the land and the partially constructed New Facility located thereon for an aggregate purchase price of $42.5 million (the “Purchase Price”), consisting of the purchase option price of $42.0 million based on actual construction costs incurred as of the Purchase Option Closing Date plus the option exercise fee, plus amounts paid in respect of real estate commissions, title insurance, and recording fees. Upon closing of the purchase option, the Company recorded the aggregate purchase price of the New Facility in “Property, plant and equipment, net” on its consolidated balance sheet. The asset related to the New Facility lease obligation included in “Property, plant and equipment, net,” the offsetting liability for the lease obligation included in “Other long-term liabilities” and the rent expense related to the land were reversed. Concurrent with the purchase option closing, on September 15, 2016, the Company terminated the Lease Agreement. The Company did not pay any early termination penalties in connection with the termination of the Lease Agreement.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Development Management Agreement
In conjunction with the Lease Agreement, the Company also entered into a Development Management Agreement with an affiliate of Stream Realty Partners (the “DMA”) to manage, coordinate, represent, assist and advise the Company on matters from the pre-development through construction of the New Facility. Services under the DMA have concluded. The Company incurred $4.0 million under this agreement which amount is included in “Building and Facilities” (see Note 12), of which $0.4 million remains to be paid which is included in accounts payable on the Company's condensed consolidated balance sheet at September 30, 2017.
Amended Building Contract
On September 17, 2016, the Company and The Haskell Company (“Builder”) entered into a Change Order, which, among other things, amended the building contract previously entered into between the Company and Builder to provide a guaranteed maximum price and the basis for the price and the scope of Builder’s services in connection with the construction of the New Facility (the “Amended Building Contract”).
Pursuant to the Amended Building Contract, Builder provided pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment installed in portions of the New Facility (the “Project”). The Company engaged other designers and builders to provide traditional construction work on the Project site, including for the foundation, building envelope and roof of the New Facility. In April 2017, the Company and Builder entered into a change order to change the scope of work which added $0.6 million to the Amended Building Contract. Builder's work on the Project has been completed. The Company incurred $22.5 million for Builder’s services in connection with the Project which amount is included in “Building and Facilities” (see Note 12), of which $0.5 million remains to be paid which is included in accounts payable on the Company condensed consolidated balance sheet at September 30, 2017.
New Facility Costs
The Company estimated that the total construction costs including the cost of land for the New Facility would be approximately $60 million. As of September 30, 2017, the Company has incurred an aggregate of $60.8 million in construction costs and has outstanding contractual obligations of $0.7 million. In addition to the costs to complete the construction of the New Facility, the Company estimated that it would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures of which the Company has incurred an aggregate of $33.2 million as of September 30, 2017, including $22.5 million under the Amended Building Contract, and has outstanding contractual obligations of $0.5 million as of September 30, 2017. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures, and related expenditures for the New Facility were incurred in the first three quarters of fiscal 2017. The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.

Note 6. Sales of Assets
Sale of Spice Assets
In order to focus on its core products, on December 8, 2015, the Company completed the sale of the Spice Assets to Harris Spice Company (“Harris”). Harris acquired substantially all of the Company’s personal property used exclusively in connection with the manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”), including certain equipment; trademarks, tradenames and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three-year period based upon a percentage of certain institutional spice sales by Harris following the closing. The Company recognized $0.2 million in earnout in each of the three months ended September 30, 2017 and 2016. The sale of the Spice Assets does not represent a strategic shift for the Company and is not expected to have a material impact on the Company’s results of operations because the Company will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to its DSD customers.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Following the closing of the sale, the Company leased back the Torrance Facility on a triple net basis through October 31, 2016 at zero base rent, and exercised two one-month extensions at a base rent of $100,000 per month. In accordance with ASC 840, “Leases,” due to the Company’s continuing involvement with the property, the Company accounted for the transaction as a financing transaction, deferred the gain on sale of the Torrance Facility and recorded the net sale proceeds of $42.5 million and accrued non-cash interest expense on the financing transaction in “Sale-leaseback financing obligation” on the Company's condensed consolidated balance sheet at September 30, 2016. The Company vacated the Torrance Facility in December 2016 and concluded the leaseback transaction. As a result, at December 31, 2016, the financing transaction qualified for sales recognition under ASC 840. Accordingly, in the fiscal year ended June 30, 2017, the Company recognized the net gain from sale of the Torrance Facility in the amount of $37.4 million, including non-cash interest expense of $0.7 million and non-cash rent expense of $1.4 million, representing the rent for the zero base rent period previously recorded in “Other current liabilities” and removed the amounts recorded in “Assets held for sale” and the “Sale-leaseback financing obligation” on its consolidated balance sheet.
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

Note 7. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2 to the consolidated financial statements in the 2017 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2017 and June 30, 2017:

(In thousands)	September 30, 2017	June 30, 2017
Derivative instruments designated as cash flow hedges:
Long coffee pounds	35,925	33,038
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	465	2,121
Total	36,390	35,159
Coffee-related derivative instruments designated as cash flow hedges outstanding as of September 30, 2017 will expire within 15 months.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	September 30, 2017	June 30, 2017	September 30, 2017	June 30, 2017
(In thousands)
Financial Statement Location:
Short-term derivative assets(1):
Coffee-related derivative instruments	$57	$66	$—	$—
Long-term derivative assets(2):
Coffee-related derivative instruments	$22	$66	$—	$—
Short-term derivative liabilities(1):
Coffee-related derivative instruments	$2,137	$1,733	$225	$190
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$109	$446	$—	$—
________________
(1) Included in “Other assets” on the Company’s condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” on the Company’s condensed consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company’s coffee-related derivative instruments designated as cash flow hedges, as recognized in accumulated other comprehensive income (loss) “AOCI,” “Cost of goods sold” and “Other, net”:

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2017	2016
Net (losses) gains recognized in AOCI	$(365)	$726	AOCI
Net losses recognized in earnings	$(7)	$(466)	Costs of goods sold
Net gains recognized in earnings (ineffective portion)(1)	$48	$13	Other, net
________________
(1) Amount included in three months ended September 30, 2017 relates to trades terminated prior to the adoption of ASU 2017-12. See Note 2.

For the three months ended September 30, 2017 and 2016, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net losses on derivative instruments in the Company’s condensed consolidated statement of cash flows also includes net losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended September 30, 2017. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of operations and in “Net losses on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016
Net gains (losses) on coffee-related derivative instruments	$97	$(35)
Net (losses) gains on investments	(9)	227
Net gains on derivative instruments and investments(1)	88	192
Other losses, net	(1)	(1)
Other, net	$87	$191
___________
(1) Excludes net losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2017 and 2016.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2017	Derivative Assets	$79	$(79)	$—	$—
	Derivative Liabilities	$2,471	$(79)	$—	$2,392
June 30, 2017	Derivative Assets	$132	$(132)	$—	$—
	Derivative Liabilities	$2,369	$(132)	$—	$2,237
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2017, $(2.5) million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2017. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values.
Note 8. Investments
The following table shows gains and losses on trading securities:

	Three Months Ended September 30,
(In thousands)	2017	2016
Total (losses) gains recognized from trading securities	$(9)	$227
Less: Realized losses from sales of trading securities	—	(2)
Unrealized (losses) gains from trading securities	$(9)	$229

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 9. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2017
Preferred stock(1)	$359	$—	$359	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$79	$—	$79	$—
Coffee-related derivative liabilities(2)	$2,246	$—	$2,246	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(2)	$225	$—	$225	$—

	Total	Level 1	Level 2	Level 3
June 30, 2017
Preferred stock(1)	$368	$—	$368	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(2)	$132	$—	$132	$—
Coffee-related derivative liabilities(2)	$2,179	$—	$2,179	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(2)	$190	$—	$190	$—
____________________

(1)	Included in “Short-term investments” on the Company’s condensed consolidated balance sheets.

(2)	The Company’s coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

Note 10. Accounts Receivable, Net

	September 30, 2017	June 30, 2017
(In thousands)
Trade receivables	$46,283	$44,531
Other receivables(1)	1,576	2,636
Allowance for doubtful accounts	(783)	(721)
Accounts receivable, net	$47,076	$46,446
__________
(1) At September 30, 2017 and June 30, 2017, respectively, the Company had recorded $0.6 million and $0.4 million, in “Other receivables” included in “Accounts receivable, net” on its condensed consolidated balance sheets representing earnout receivable from Harris.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Inventories

(In thousands)	September 30, 2017	June 30, 2017
Coffee
Processed	$15,106	$14,085
Unprocessed	24,115	17,083
Total	$39,221	$31,168
Tea and culinary products
Processed	$20,947	$20,741
Unprocessed	70	74
Total	$21,017	$20,815
Coffee brewing equipment parts	$4,551	$4,268
Total inventories	$64,789	$56,251

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
The Company does not expect inventory levels at June 30, 2018 to decrease from the levels at June 30, 2017 and, therefore, recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in the three months ended September 30, 2017. The Company recorded $0.8 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three months ended September 30, 2016, which increased income before taxes for the three months ended September 30, 2016 by $0.8 million. Interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

Note 12. Property, Plant and Equipment

(In thousands)	September 30, 2017	June 30, 2017
Buildings and facilities	$108,935	$108,682
Machinery and equipment	202,371	201,236
Equipment under capital leases	7,516	7,540
Capitalized software	22,173	21,794
Office furniture and equipment	12,592	12,758
	353,587	352,010
Accumulated depreciation	(197,243)	(192,280)
Land	16,336	16,336
Property, plant and equipment, net	$172,680	$176,066

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Goodwill and Intangible Assets
There were no changes to the carrying value of goodwill in the three months ended September 30, 2017. The carrying value of goodwill at September 30, 2017 and June 30, 2017 was $11.0 million.

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

	September 30, 2017		June 30, 2017
(In thousands)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount(1)	Accumulated Amortization(1)
Amortized intangible assets:
Customer relationships	$17,353	$(11,075)	$17,353	$(10,883)
Non-compete agreements	220	(65)	220	(38)
Recipes	930	(121)	930	(88)
Trade name/brand name	510	(135)	510	(84)
Total amortized intangible assets	$19,013	$(11,396)	$19,013	$(11,093)
Unamortized intangible assets:
Trade names with indefinite lives	$3,640	$—	$3,640	$—
Trademarks and brand name with indefinite lives	7,058	—	7,058	—
Total unamortized intangible assets	$10,698	$—	$10,698	$—
Total intangible assets	$29,711	$(11,396)	$29,711	$(11,093)
___________
(1) Reflects the preliminary purchase price allocation for West Coast Coffee. Subject to change based on numerous factors, including the final adjusted purchase price and the final estimated fair value of the assets acquired and the liabilities assumed. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets.

Aggregate amortization expense for the three months ended September 30, 2017 and 2016 was $0.3 million and $50,000, respectively.

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
The Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees’ Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze, the participants in the plan are eligible to receive the Company’s matching contributions to their 401(k).
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2017	2016
(In thousands)
Service cost	$—	$124
Interest cost	1,432	1,397
Expected return on plan assets	(1,456)	(1,607)
Amortization of net loss(1)	418	508
Net periodic benefit cost	$394	$422
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	Fiscal
	2018	2017
Discount rate	3.80%	3.55%
Expected long-term return on plan assets	6.75%	7.75%

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
On October 30, 2017, counsel to the Company received written confirmation that the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) will be retracting its claim, stated in its letter to the Company dated July 10, 2017 (the “WCT Pension Trust Letter”), that certain of the Company’s employment actions in 2015 resulting from the Corporate

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Relocation Plan constituted a partial withdrawal from the WCTPP.  The written confirmation stated that the WCT Pension Trust has determined that a partial withdrawal did not occur in 2015 and further stated that the withdrawal liability assessment has been rescinded.  This rescinding of withdrawal liability assessment applies to Company employment actions in 2015 with respect to the bargaining units that were specified in the WCT Pension Trust Letter.  As of September 30, 2017, the Company is not able to predict whether the WCT Pension Trust may make a claim, or estimate the extent of potential withdrawal liability, related to the Corporate Relocation Plan for actions or bargaining units other than those specified in the WCT Pension Trust Letter. See Note 21.
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The present value of the total estimated withdrawal liability of $4.0 million is reflected in the Company’s condensed consolidated balance sheets at September 30, 2017 and June 30, 2017 as short-term with the expectation of paying off the liability in fiscal 2018.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company’s results of operations and cash flows.
Multiemployer Plans Other Than Pension Plans
The Company participates in ten multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company’s participation in these plans is governed by collective bargaining agreements which expire on or before July 31, 2020.
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary, based on approval by the Company’s Board of Directors. For the calendar years 2017 and 2016, the Company’s Board of Directors approved a Company matching contribution of 50% of an employee’s annual contribution to the 401(k) Plan, up to 6% of the employee’s eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant’s first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance Facility or a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.5 million in operating expenses in each of the three months ended September 30, 2017 and 2016.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The Company also provides a postretirement death benefit (“Death Benefit”) to certain of its employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other conditions related to the manner of employment termination and manner of death. The Company records the actuarially determined liability for the present value of the postretirement death benefit. The Company has purchased life insurance policies to fund the postretirement death benefit wherein the Company owns the policy but the postretirement death benefit is paid to the employee’s or retiree’s beneficiary. The Company records an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three months ended September 30, 2017 and 2016. Net periodic postretirement benefit cost for the three months ended September 30, 2017 was based on employee census information and asset information as of June 30, 2017.

	Three Months Ended September 30,
	2017	2016
(In thousands)
Service cost	$152	$190
Interest cost	209	207
Amortization of net gain	(210)	(157)
Amortization of prior service credit	(439)	(439)
Net periodic postretirement benefit credit	$(288)	$(199)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2018	2017
Retiree Medical Plan discount rate	4.13%	3.73%
Death Benefit discount rate	4.12%	3.79%

Note 15. Bank Loan
The Company maintains a $125.0 million senior secured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million respectively. The Revolving Facility includes an accordion feature whereby the Company may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions.Advances are based on the Company’s eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee is a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations are collateralized by all of the Company’s assets, excluding certain real property not included in the borrowing base, machinery and equipment (other than inventory), and the Company’s preferred stock portfolio. Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. The Company is subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

establish reserve requirements, which may reduce the amount of credit otherwise available to the Company. The Company is allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Revolving Facility matures on August 25, 2022.
At September 30, 2017, the Company was eligible to borrow up to a total of $102.1 million under the Revolving Facility and had outstanding borrowings of $30.1 million, utilized $1.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $71.0 million. At September 30, 2017, the weighted average interest rate on the Company’s outstanding borrowings under the Revolving Facility was 3.36% and the Company was in compliance with all of the restrictive covenants under the Revolving Facility.

Note 16. Share-based Compensation
Farmer Bros. Co. 2017 Long-Term Incentive Plan
On June 20, 2017 (the “Effective Date“), the Company’s stockholders approved the Farmer Bros. Co. 2017 Long-Term Incentive Plan (the “2017 Plan”). The 2017 Plan succeeded the Company’s prior long-term incentive plans, the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan“) and the Farmer Bros. Co. 2007 Omnibus Plan (collectively, the “Prior Plans“). On the Effective Date, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan. The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. The 2017 Plan also authorizes the grant of awards that are intended to qualify as “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan.
The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of September 30, 2017, there are 931,548 shares available for future issuance under the 2017 Plan. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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
The 2017 Plan may be amended or terminated by the Board at any time, subject to certain limitations requiring stockholder consent or the consent of the applicable participant. In addition, the Administrator of the 2017 Plan may not, without the approval of the Company’s stockholders, authorize certain re-pricings of any outstanding stock options or stock appreciation rights granted under the 2017 Plan. The 2017 Plan will expire on June 20, 2027.
As of September 30, 2017, no awards have been granted under the 2017 Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
In the three months ended September 30, 2017, the Company granted no shares issuable upon the exercise of NQOs.
The following table summarizes NQO activity for the three months ended September 30, 2017:

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2017	133,464	13.05	5.99	2.6	2,299
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	(4,194)	24.41	10.60	—	—
Outstanding at September 30, 2017	129,270	12.68	5.84	2.0	2,608
Vested and exercisable at September 30, 2017	125,376	12.13	5.64	1.9	2,598
Vested and expected to vest at September 30, 2017	129,108	12.66	5.83	2.0	2,607
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $32.85 at September 30, 2017 and $30.25 at June 30, 2017, representing the last trading day of the respective fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. NQOs outstanding that are expected to vest are net of estimated forfeitures.
During the three months ended September 30, 2017, no NQOs vested or were exercised. The Company received $0.1 million in proceeds from exercises of vested NQOs in the three months ended September 30, 2016.
At September 30, 2017 and June 30, 2017, respectively, there was $34,000 and $80,000 of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at September 30, 2017 is expected to be recognized over the weighted average period of 1.4 years. Total compensation expense for NQOs in the three months ended September 30, 2017 and 2016 was $2,000 and $42,000, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the three months ended September 30, 2017, the Company granted no shares issuable upon the exercise of PNQs.
The following table summarizes PNQ activity for the three months ended September 30, 2017:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2017	358,786	27.75	10.96	5.2	1,181
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Cancelled/Forfeited	(24,622)	31.54	11.44	—	—
Outstanding at September 30, 2017	334,164	27.75	10.96	5.2	1,181
Vested and exercisable at September 30, 2017	150,761	23.97	10.58	3.9	1,339
Vested and expected to vest at September 30, 2017	326,704	27.38	10.92	4.8	1,788

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $32.85 at September 30, 2017 and $30.25 at June 30, 2017 representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. PNQs outstanding that are expected to vest are net of estimated forfeitures.
During the three months ended September 30, 2017, no PNQs vested or were exercised. The Company received $0.1 million in proceeds from exercises of vested PNQs in the three months ended September 30, 2016.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

As of September 30, 2017, the Company met the performance targets for the fiscal 2016 PNQ awards and the first two tranches of the fiscal 2015 PNQ awards. The Company expects to meet the performance targets for the remainder of the fiscal 2015 award. The Company did not meet the performance target for the fiscal 2017 awards and will record a 20% reduction in total shares granted under the fiscal 2017 award in November 2017 when the service condition for the first tranche of the fiscal 2017 award will be fulfilled.
At September 30, 2017 and June 30, 2017, there was $1.3 million and $1.8 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at September 30, 2017 is expected to be recognized over the weighted average period of 1.2 years. Total compensation expense related to PNQs in each of the three months ended September 30, 2017 and 2016 was $0.2 million.
Restricted Stock
During the three months ended September 30, 2017, the Company granted no shares of restricted stock.
The following table summarizes restricted stock activity for the three months ended September 30, 2017:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2017	15,445	29.79	0.9	467
Granted	—	—	—	—
Exercised/Released	—	—	—	—
Cancelled/Forfeited	(2,732)	24.41	—	—
Outstanding at September 30, 2017	12,713	30.94	0.6	418
Expected to vest at September 30, 2017	12,493	30.94	0.6	410
The aggregate intrinsic value of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $32.85 at September 29, 2017 and $30.25 at June 30, 2017, representing the last trading day of the respective fiscal periods. Restricted stock that is expected to vest is net of estimated forfeitures.
At September 30, 2017 and June 30, 2017, there was $0.2 million and $0.3 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2017 is expected to be recognized over the weighted average period of 0.8 years. Total compensation expense for restricted stock was $33,000 and $60,000 for the three months ended September 30, 2017 and 2016, respectively.

Note 17. Other Long-Term Liabilities
Other long-term liabilities include the following:

	September 30, 2017	June 30, 2017
(In thousands)
Earnout payable(1)	$1,100	$1,100
Derivative liabilities-noncurrent	87	380
Other long-term liabilities	$1,187	$1,480
___________
(1) Includes $0.5 million and $0.6 million in earnout payable in connection with the Company’s acquisition of substantially all of the assets of China Mist completed on October 11, 2016 and the Company’s acquisition of West Coast Coffee completed on February 7, 2017, respectively. See Note 3.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 18. Income Taxes

The Company’ effective tax rates for the three months ended September 30, 2017 and 2016 were 42.1% and 39.9%, respectively. The effective tax rates for the three months ended September 30, 2017 and 2016 were higher than the U.S. statutory rate of 35.0% primarily due to state income tax expense.
The Company evaluates it deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified such as recent operating results and less consideration is given to less objective indicators such as future income projections. After consideration of positive and negative evidence, including the recent history of income, the Company concluded that it is more likely than not that the Company will generate future income sufficient to realize the majority of the Company’s deferred tax assets.
As of September 30, 2017 and June 30, 2017 the Company had no unrecognized tax benefits.
As discussed in Note 2, the Company adopted ASU 2016-09 beginning July 1, 2017 and upon adoption recognized the excess tax benefits of $1.6 million as an increase to deferred tax assets and a corresponding increase to retained earnings.

Note 19. Net (Loss) Income Per Common Share

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2017	2016
Net (loss) income attributable to common stockholders—basic	$(977)	$1,615
Net (loss) income attributable to nonvested restricted stockholders	(1)	3
Net (loss) income	$(978)	$1,618

Weighted average common shares outstanding—basic	16,699,822	16,562,984
Effect of dilutive securities:
Shares issuable under stock options	—	121,335
Weighted average common shares outstanding—diluted	16,699,822	16,684,319
Net (loss) income per common share—basic	$(0.06)	$0.10
Net (loss) income per common share—diluted	$(0.06)	$0.10

Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 23, “Commitments and Contingencies” to the consolidated financial statements in the 2017 Form 10-K. During the three months ended September 30, 2017, other than the following, there were no material changes in the Company’s commitments and contingencies.
Non-cancelable Purchase Orders
As of September 30, 2017, the Company had committed to purchase green coffee inventory totaling $56.3 million under fixed-price contracts, and other purchases totaling $12.1 million under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
At a final case management conference on August 21, 2017 the Court set August 31, 2017 as the new trial date for Phase 2, though later changed the starting date for trial to September 5, 2017. The Court elected to break up trial for Phase 2 into two segments, the first focused on liability and the second on remedies. After 14 days at trial, both sides rested on the liability segment, and the Court set a date of November 21, 2017 for the hearing for all evidentiary issues related to this liability segment. The Court also set deadlines for evidentiary motions, issues for oral argument, and oppositions to motions. The Court has indicated that it will announce its decision on the liability segment of the Phase 2 trial following the November 21, 2017 hearing. Based upon the Court’s decision on liability, any remedies segment to the Phase 2 trial would start in 2018.
At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 21. Subsequent Events
Boyd Coffee Company Acquisition
On October 2, 2017, the Company completed its previously announced acquisition of substantially all of the assets of Boyd Coffee Company (the “Transaction”) pursuant to the terms of that certain Asset Purchase Agreement, dated as of August 18, 2017 (the “Purchase Agreement”), among the Company, Boyd Assets Co., a Delaware corporation and wholly owned subsidiary of the Company (“Buyer”), Boyd Coffee Company, an Oregon corporation (“Seller”), and each of the parties set forth on Exhibit A thereto (collectively with Seller, the “Seller Parties”), in consideration of cash and preferred stock. At closing, the Company paid Seller $39.5 million in cash, including $630,000 to be applied towards the Company’s obligations under a post-closing transition services agreement, and issued to Seller 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (the “Preferred Stock”). The Company held back approximately $4.2 million in cash and 6,300 shares of Preferred Stock to secure Seller’s (and the other Seller Parties’) indemnification and certain other obligations under the Purchase Agreement.
In connection with the closing of the Transaction, on October 2, 2017, the Company borrowed $39.5 million under its Revolving Facility. See Note 15.
Each share of Preferred Stock will have a purchase price and an initial stated value of $1,000 (“Stated Value”). Each holder of Preferred Stock will be entitled to receive dividends, when and if declared by the Company’s Board of Directors, equal to 3.5% per annum of the Stated Value of such share in effect on the applicable regular dividend record date (“Regular Dividends”). Regular Dividends on each share of Preferred Stock will begin to accrue from, and including, the closing date; and if not declared and paid, will be cumulative. Subject to certain limitations, each share of Preferred Stock has the right to convert into 26 shares of the Company’s common stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. Except as otherwise required by applicable law, each share of Preferred Stock outstanding will entitle the holder(s) thereof to vote together with the holders of the Company’s common stock on all matters submitted for a vote of, or consent by, holders of the Company’s common stock. For these purposes, each holder will be deemed to be the holder of record, on the record date for each such vote or consent, of a number of shares of the Company’s common stock equal to the quotient (rounded down to the nearest whole number) obtained by dividing (i) the aggregate Stated Value of the shares of Preferred Stock held by such holder on such record date by (ii) the conversion price determined in accordance with the Certificate of Designations in effect on such record date.
The Company is in the process of finalizing the valuation of assets acquired and has not received all the information necessary to complete its initial accounting for the business combination. The Company expects to complete its preliminary valuation and present the details of the acquisition in its quarterly report on Form 10-Q for the period ending December 31, 2017.
Western Conference of Teamsters Pension Trust
On October 30, 2017, counsel to the Company received written confirmation that the WCT Pension Trust will be retracting its claim, stated in its letter to the Company dated July 10, 2017, that certain of the Company’s employment actions in 2015 resulting from the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP.  The written confirmation stated that the WCT Pension Trust has determined that a partial withdrawal did not occur in 2015 and further stated that the withdrawal liability assessment has been rescinded.  This rescinding of withdrawal liability assessment applies to Company employment actions in 2015 with respect to the bargaining units that were specified in the WCT Pension Trust Letter.  As of September 30, 2017, the Company is not able to predict whether the WCT Pension Trust may make a claim, or estimate the extent of potential withdrawal liability, related to the Corporate Relocation Plan for actions or bargaining units other than those specified in the WCT Pension Trust Letter.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Registration Statement on Form S-3
On November 3, 2017, the Company filed with the SEC a shelf registration statement on Form S-3 to register, for one or more offerings to be made on a delayed or continuous basis, an aggregate of up to $250,000,000 of common stock of the Company, par value $1.00 per share (“Common Stock”), preferred stock of the Company, par value $1.00 per share (“Preferred Stock”), depositary shares (“Depositary Shares”) representing Preferred Stock, warrants entitling the holders to purchase Common Stock, Preferred Stock or Depositary Shares, purchase contracts for the purchase or sale of equity securities, currencies or commodities, and units composed of two or more of the foregoing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2017.  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the success of the Corporate Relocation Plan, the timing and success of implementation of the DSD Restructuring Plan, the Company’s success in consummating acquisitions and integrating acquired businesses, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period.

Overview
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer branded coffee and tea products. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible. Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, Direct Trade Verified Sustainable (“DTVS”) and sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers; spices; and other beverages including cappuccino, cocoa, granitas, and ready-to-drink iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value-added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Northlake, Texas (the “New Facility”); Houston, Texas; Portland, Oregon; Hillsboro, Oregon; and Scottsdale, Arizona. Distribution takes place out of the New Facility, the Portland, Hillsboro and Scottsdale facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.

Our products reach our customers primarily in two ways: through our nationwide DSD network of 449 delivery routes and 113 branch warehouses as of September 30, 2017, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics (“3PL”) service providers for our long-haul distribution.
Corporate Relocation
In an effort to make the Company more competitive and better positioned to capitalize on growth opportunities, in fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California (the “Torrance Facility”) to the New Facility (the “Corporate Relocation Plan”). Approximately 350 positions were impacted as a result of the Torrance Facility closure.
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

Recent Developments
Acquisitions
On October 2, 2017, we completed the previously announced acquisition of substantially all of the assets of Boyd Coffee Company, a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West

Coast of the United States (the “Transaction”), pursuant to the terms of that certain Asset Purchase Agreement, dated as of August 18, 2017 (the “Purchase Agreement”), among the Company, Boyd Assets Co., a Delaware corporation and wholly owned subsidiary of the Company (“Buyer”), Boyd Coffee Company, an Oregon corporation (“Seller”), and each of the parties set forth on Exhibit A thereto (collectively with Seller, the “Seller Parties”), in consideration of cash and preferred stock. At closing, we paid Seller $39.5 million in cash, including $630,000 to be applied towards our obligations under a post-closing transition services agreement, and issued to Seller 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (the “Preferred Stock”). We held back approximately $4.2 million in cash and 6,300 shares of Preferred Stock to secure Seller’s (and the other Seller Parties’) indemnification and certain other obligations under the Purchase Agreement. The Transaction is expected to add to our product portfolio, improve our growth potential, broaden our distribution footprint with a deeper penetration on the West Coast of the United States, and increase our capacity utilization at our production facilities. See Note 21, Subsequent Events, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

In fiscal 2017, we completed two acquisitions. On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored and unflavored iced and hot teas, and on February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. The China Mist acquisition is expected to extend our tea product offerings and give us a greater presence in the high-growth premium tea industry, while the acquisition of West Coast Coffee is expected to broaden our reach in the Northwestern United States. See Note 3, Acquisitions of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
DSD Restructuring Plan
As a result of an ongoing operational review of various initiatives within our DSD selling organization, in the third quarter of fiscal 2017, we commenced a plan to reorganize our DSD operations in an effort to realign functions into a channel based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). See Liquidity, Capital Resources and Financial Condition—Liquidity—DSD Restructuring Plan, below, and Note 4, Restructuring Plans—DSD Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Results of Operations
Financial Highlights

•	Volume of green coffee pounds processed and sold decreased (0.4)% in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

•	Gross profit decreased $(2.2) million to $49.0 million in the three months ended September 30, 2017 from $51.2 million in the three months ended September 30, 2016.

•	Gross margin decreased to 37.2% in the three months ended September 30, 2017, from 39.2% in the three months ended September 30, 2016.

•	Loss from operations was $(1.3) million in the three months ended September 30, 2017 as compared to income from operations of $2.5 million in the three months ended September 30, 2016.

•
Net loss was $(1.0) million, or $(0.06) per common share, in the three months ended September 30, 2017, compared to net income of $1.6 million, or $0.10 per diluted common share, in the three months ended September 30, 2016.

•
EBITDA decreased (24.8)% to $6.1 million and EBITDA Margin was 4.6% in the three months ended September 30, 2017, as compared to EBITDA of $8.1 million and EBITDA Margin of 6.2% in the three months ended September 30, 2016.*

•
Adjusted EBITDA decreased (15.2)% to $9.3 million and Adjusted EBITDA Margin was 7.1% in the three months ended September 30, 2017, as compared to Adjusted EBITDA of $11.0 million and Adjusted EBITDA Margin of 8.4% in the three months ended September 30, 2016.*

•
(* EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See Non-GAAP Financial Measures in Part I, Item 2 of this report for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.)

Net Sales
Net sales in the three months ended September 30, 2017 increased $1.2 million, or 0.9%, to $131.7 million from $130.5 million in the three months ended September 30, 2016 due to a $1.5 million increase in net sales of roast and ground coffee primarily from the addition of West Coast Coffee, and a $1.3 million increase in net sales of tea products, primarily from the addition of China Mist, partially offset by a $(1.1) million decrease in net sales of other beverages, a $(0.3) million decrease in net sales of frozen liquid coffee and a $(0.1) million decrease in each of net sales of spice products and the fuel surcharge. Net sales in the three months ended September 30, 2017 benefited from $0.9 million in price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(4.2) million in price decreases to customers utilizing such arrangements in the three months ended September 30, 2016. Net sales in the three months ended September 30, 2017 were negatively impacted by lower than expected coffee pounds sold to certain of our large national account customers and the effects of Hurricanes Harvey and Irma.
The change in net sales in the three months ended September 30, 2017 compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended September 30, 2017 vs. 2016
Effect of change in unit sales	$(11.3)
Effect of pricing and product mix changes	12.5
Total increase in net sales	$1.2
Unit sales decreased (7.9)% in the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, however average unit price increased by 9.6% resulting in an increase in net sales of 0.9%. The decrease in unit sales was primarily due to a (49.0)% decrease in unit sales of culinary products, which accounted for approximately 11% of net sales, and a (0.4)% decrease in unit sales of roast and ground coffee products, which accounted for approximately 63% of total net sales. Average unit price increased primarily due to price increases on substantially all of our products. In the three months ended September 30, 2017, we processed and sold approximately 23.2 million pounds of green coffee as compared to approximately 23.3 million pounds of green coffee processed and sold in the three months ended September 30, 2016. There were no new product category introductions in the three months ended September 30, 2017 or 2016 which had a material impact on our net sales.

The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended September 30,
	2017		2016
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$82,883	63%	$81,342	62%
Coffee (Frozen Liquid)	7,824	6%	8,138	6%
Tea (Iced & Hot)	7,672	6%	6,368	5%
Culinary	13,763	11%	13,810	11%
Spice	6,274	5%	6,389	5%
Other beverages(1)	12,606	10%	13,681	11%
Net sales by product category	131,022	99%	129,728	99%
Fuel surcharge	691	1%	760	1%
Net sales	$131,713	100%	$130,488	100%
____________
(1) Includes all beverages other than coffee and tea.

Cost of Goods Sold
Cost of goods sold in the three months ended September 30, 2017 increased $3.4 million, or 4.3%, to $82.7 million, or 62.8% of net sales, from $79.3 million, or 60.8% of net sales, in the three months ended September 30, 2016. Cost of goods sold as a percentage of net sales in the three months ended September 30, 2017 increased due to higher manufacturing costs associated with the production operations in the New Facility, higher hedged cost of green coffee, and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the three months ended September 30, 2017, as compared to the same period in the prior fiscal year. In the three months ended September 30, 2016, we recorded $0.8 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold which increased income before taxes for the three months ended September 30, 2016 by $0.8 million. In the three months ended September 30, 2017, we recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold.
Gross Profit
Gross profit in the three months ended September 30, 2017 decreased $(2.2) million, or (4.3)%, to $49.0 million from $51.2 million in the three months ended September 30, 2016 and gross margin decreased to 37.2% in the three months ended September 30, 2017 from 39.2% in the three months ended September 30, 2016. This decrease in gross profit and gross margin was primarily due to higher manufacturing costs associated with the production operations in the New Facility, higher hedged cost of green coffee, and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the three months ended September 30, 2017, as compared to the same period in the prior fiscal year, as well as the effect of sales mix from higher net sales to direct ship customers which carry a lower gross margin.
Operating Expenses
In the three months ended September 30, 2017, operating expenses increased $1.6 million, or 3.2%, to $50.3 million or 38.2% of net sales, from $48.7 million, or 37.3% of net sales, in the three months ended September 30, 2016, primarily due to a $2.4 million increase in general and administrative expenses, a $1.6 million reduction in net gains from sales of other assets, and $0.5 million increase in selling expenses. The increase in operating expenses was partially offset by a $(2.9) million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan. Restructuring and other transition expenses in the three months ended September 30, 2017 also included expenses associated with the DSD Restructuring Plan.
General and administrative expenses increased $2.4 million in the three months ended September 30, 2017 as compared to the same period in the prior fiscal year primarily due to $2.4 million in acquisition and integration costs, $0.6 million in expenses from the addition of China Mist and West Coast Coffee, $0.7 million in higher depreciation and amortization expense, partially offset by the absence of $1.3 million in non-recurring 2016 proxy contest expenses incurred in the three months ended September 30, 2016.
Restructuring and other transition expenses in the three months ended September 30, 2017 decreased $(2.9) million, as compared to the same period in the prior fiscal year primarily due to the absence of expenses related to our Corporate Relocation Plan, partially offset by $0.1 million in costs incurred in connection with the DSD Restructuring Plan in the three months ended September 30, 2017.
Selling expenses increased $0.5 million in the three months ended September 30, 2017 as compared to the same period in the prior fiscal year, primarily due to $1.0 million in selling expenses from the addition of China Mist and West Coast Coffee, exclusive of their related depreciation and amortization expense, $1.2 million in higher depreciation and amortization expense, partially offset by a $1.3 million reduction in payroll and payroll tax expenses and $0.4 million in lower bad debt expense.
In each of the three months ended September 30, 2017 and 2016 net gains from sale of Spice Assets included $0.2 million in earnout.
(Loss) Income from Operations
Loss from operations in the three months ended September 30, 2017 was $(1.3) million as compared to income from operations of $2.5 million in the three months ended September 30, 2017.
The loss from operations in the three months ended September 30, 2017 as compared to income from operations in the comparable period of the prior fiscal year was primarily due to lower gross profit, higher general and administrative expenses, higher selling expenses, and lower net gains from sales of other assets, partially offset by lower restructuring and other transition expenses associated with the Corporate Relocation Plan.
Total Other (Expense) Income
Total other expense in the three months ended September 30, 2017 was $(0.4) million compared to total other income of $0.2 million in the three months ended September 30, 2016. Total other expense in the three months ended September 30, 2017 was primarily due to higher interest expense as compared to the same period in the prior fiscal year, and lower income from investments as a result of liquidating substantially all of our investment in preferred securities in the fourth quarter of fiscal 2017 to fund expenditures associated with our New Facility.
Net losses on investments in the three months ended September 30, 2017 were $(9,000) as compared to net gains on investments of $0.2 million in the comparable period of the prior fiscal year due to mark-to-market net gains and net losses on coffee-related derivative instruments not designated as accounting hedges. Net gains on coffee-related derivative instruments in the three months ended September 30, 2017 were $0.1 million compared to net losses of $(35,000) in the comparable period of the prior fiscal year. In the three months ended September 30, 2017, we recognized $48,000 in net gains on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness, as compared to $13,000 in the three months ended September 30, 2016.
Interest expense in the three months ended September 30, 2017, was $(0.5) million as compared to $(0.4) million in the comparable period of the prior fiscal year. The higher interest expense in the three months ended September 30, 2017 was primarily due to higher loan balance.
Income Taxes
In the three months ended September 30, 2017, we recorded income tax benefit of $(0.7) million compared to income tax expense of $1.1 million in the three months ended September 30, 2016.  As of June 30, 2017, our net deferred tax assets totaled $63.1 million.  In the three months ended September 30, 2017 our deferred tax assets increased by $2.8 million, primarily as a result of recording a deferred tax asset for the net operating loss, as well as a $1.6 million adjustment related to the adoption of ASU 2016-09.
Net Loss

As a result of the foregoing factors, net loss was $(1.0) million, or $(0.06) per common share, in the three months ended September 30, 2017 as compared to net income of $1.6 million, or $0.10 per diluted common share, in the three months ended September 30, 2016.

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net income” is defined as net (loss) income excluding the impact of:

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
“EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense; and

•	depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense;

•	(loss) income from short-term investments;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	other similar non-cash expenses;

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets;

•	non-recurring 2016 proxy contest-related expenses; and

•	acquisition and integration costs.
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
Beginning in the third quarter of fiscal 2017, we modified the calculation of Adjusted EBITDA and Adjusted EBITDA Margin to exclude (loss) income from our short-term investments because we believe excluding (loss) income generated from our investment portfolio is a measure more reflective of our operating results. The historical presentation of Adjusted EBITDA and Adjusted EBITDA Margin was recast to be comparable to the current period presentation.
Beginning in the fourth quarter of fiscal 2017, we modified the calculation of Non-GAAP net income, Non-GAAP net income per diluted common share, Adjusted EBITDA and Adjusted EBITDA Margin to exclude acquisition and integration costs. Acquisition and integration costs include legal expenses, consulting expenses and internal costs associated with acquisitions and integration of those acquisitions. Beginning in the fourth quarter of fiscal 2017 acquisition and integration costs were significant and, we believe, excluding them will help investors to better understand our operating results and more accurately compare them across periods. We have not adjusted the historical presentation of Non-GAAP net income, Non-GAAP net income per diluted common share, Adjusted EBITDA and Adjusted EBITDA Margin because acquisition and integration costs in prior periods were not material to the Company’s results of operations.
We believe these non-GAAP financial measures provide a useful measure of the Company’s operating results, a meaningful comparison with historical results and with the results of other companies, and insight into the Company’s ongoing operating performance. Further, management utilizes these measures, in addition to GAAP measures, when evaluating and comparing the Company’s operating performance against internal financial forecasts and budgets.
Non-GAAP net income, Non-GAAP net income per diluted common share, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin, as defined by us, may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net (loss) income to Non-GAAP net (loss) income and reported net (loss) income per common share-diluted to Non-GAAP net income per diluted common share (unaudited):

	Three Months Ended September 30,
(In thousands)	2017	2016
Net (loss) income, as reported	$(978)	$1,618
Restructuring and other transition expenses	120	3,030
Net gains from sale of Spice Assets	(150)	(158)
Net losses (gains) from sales of other assets	53	(1,553)
Non-recurring 2016 proxy contest-related expenses	—	1,270
Interest expense on sale-leaseback financing obligation	—	310
Acquisition and integration costs	2,410	—
Income tax expense on non-GAAP adjustments	(949)	(1,131)
Non-GAAP net income	$506	$3,386

Net (loss) income per common share—diluted, as reported	$(0.06)	$0.10
Impact of restructuring and other transition expenses	$0.01	$0.18
Impact of net gains from sale of Spice Assets	$(0.01)	$(0.01)
Impact of net gains from sales of other assets	$—	$(0.09)
Impact of non-recurring 2016 proxy contest-related expenses	$—	$0.08
Impact of interest expense on sale-leaseback financing obligation	$—	$0.02
Impact of acquisition and integration costs	$0.14	$—
Impact of income tax expense on non-GAAP adjustments	$(0.05)	$(0.07)
Non-GAAP net income per diluted common share	$0.03	$0.21

Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2017	2016
Net (loss) income, as reported	$(978)	$1,618
Income tax (benefit) expense	(710)	1,083
Interest expense	523	389
Depreciation and amortization expense	7,253	5,008
EBITDA	$6,088	$8,098
EBITDA Margin	4.6%	6.2%

Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2017	2016
Net (loss) income, as reported	$(978)	$1,618
Income tax (benefit) expense	(710)	1,083
Interest expense	523	389
Loss (income) from short-term investments	7	(621)
Depreciation and amortization expense	7,253	5,008
ESOP and share-based compensation expense	806	942
Restructuring and other transition expenses	120	3,030
Net gains from sale of Spice Assets	(150)	(158)
Net losses (gains) from sales of other assets	53	(1,553)
Non-recurring proxy contest-related expenses	—	1,270
Acquisition and integration costs	2,410	—
Adjusted EBITDA	$9,334	$11,008
Adjusted EBITDA Margin	7.1%	8.4%

Liquidity, Capital Resources and Financial Condition
Credit Facility
We maintain a $125.0 million senior secured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million respectively. The Revolving Facility includes an accordion feature whereby we may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on our eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee is a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations are collateralized by all of our assets, excluding certain real property not included in the borrowing base, machinery and equipment (other than inventory), and our preferred stock portfolio. Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. We are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to us. We are allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Revolving Facility matures on August 25, 2022.
At September 30, 2017, we were eligible to borrow up to a total of $102.1 million under the Revolving Facility and had outstanding borrowings of $30.1 million, utilized $1.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $71.0 million. At September 30, 2017, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.36%. At September 30, 2017, we were in compliance with all of the restrictive covenants under the Revolving Facility.
At October 31, 2017, we had estimated outstanding borrowings of $73.5 million, utilized $1.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $27.6 million. At October 31, 2017, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.38%.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. At September 30, 2017, we had $7.3 million in cash and cash equivalents and $0.4 million in short-term investments. In the fourth quarter of fiscal 2017, we liquidated substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas.
We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products.
Net cash provided by operating activities was $7.1 million in the three months ended September 30, 2017 compared to $3.8 million in the three months ended September 30, 2016. The higher level of net cash provided by operating activities in the three months ended September 30, 2017 compared to the same period of the prior fiscal year was primarily due to a higher level of cash inflows from operating activities primarily from the increase in accounts payable balances, partially offset by cash outflows from increases in inventory and increases in derivative assets, net of derivative liabilities. Net cash provided by operating activities in the three months ended September 30, 2016 was due to cash inflows from operating activities resulting primarily from increases in accounts payable balances, increase in derivative liabilities net of derivative assets and proceeds from sales of short-term investments partially offset by cash outflows from payments of accrued payroll and other liabilities, increases in inventory and accounts receivable balances and purchases of short-term investments.
Net cash used in investing activities in the three months ended September 30, 2017 was $8.3 million as compared to $22.5 million in the three months ended September 30, 2016. In the three months ended September 30, 2017, net cash used in investing activities included $6.9 million in cash used for purchases of property, plant and equipment, $0.8 million in purchases of equipment for the New Facility and $0.6 million in post-closing working capital adjustments paid in connection with the finalization of purchase accounting for the China Mist acquisition, partially offset by $0.1 million in proceeds from sales of property, plant and equipment, primarily equipment. In the three months ended September 30, 2016, net cash used in investing activities included $10.2 million for purchases of property, plant and equipment and $14.4 million in purchases of construction-in-progress assets in connection with construction of the New Facility, partially offset by proceeds from sales of property, plant and equipment, primarily real estate, of $2.0 million.
Net cash provided by financing activities in the three months ended September 30, 2017 was $2.2 million as compared to $14.1 million in the three months ended September 30, 2016. Net cash provided by financing activities in the three months ended September 30, 2017 included $2.4 million in net borrowings under our Revolving Facility, partially offset by $0.2 million used to pay capital lease obligations. Net cash provided by financing activities in the three months ended September 30, 2016 included $42.5 million in proceeds from sale-leaseback financing associated with the sale of the Torrance Facility, $7.7 million in proceeds from lease financing in connection with the purchase of the partially constructed New Facility, $0.1 million in borrowings under our Revolving Facility and $0.1 million in proceeds from stock option exercises, partially offset by $35.8 million in repayments on lease financing to acquire the partially constructed New Facility upon purchase option closing, and $0.4 million used to pay capital lease obligations.
Acquisitions
On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist for aggregate purchase consideration of $12.2 million, consisting of $11.2 million in cash paid at closing including working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million, and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. On February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee for aggregate purchase consideration of $15.7 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. We funded the purchase price for these acquisitions with proceeds under our Revolving Facility and cash flows from operations. See Note 3, Acquisitions, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

DSD Restructuring Plan
On February 21, 2017, we announced the DSD Restructuring Plan. We estimate that we will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges by the end of the second quarter of fiscal 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. Expenses related to the DSD Restructuring Plan in the three months ended September 30, 2017 consisted of $24,000 in employee-related costs and $0.1 million in other related costs. Since the adoption of the DSD Restructuring Plan through September 30, 2017, we have recognized a total of $2.5 million in aggregate cash costs including $1.1 million in employee-related costs, and $1.4 million in other related costs. As of September 30, 2017, we had paid a total of $2.2 million of these costs and had a balance of $0.3 million in accounts payable and accrued payroll expenses on our condensed consolidated balance sheet. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. We expect to complete the DSD Restructuring Plan by the end of the second quarter of fiscal 2018. See Note 4, Restructuring Plans-DSD Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Corporate Relocation Plan
We estimated that we would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan in fiscal 2015 through September 30, 2017, we have recognized a total of $31.5 million in aggregate cash costs, including $17.1 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs recorded in “Restructuring and other transition expenses” in our condensed consolidated statements of operations. We completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017 and have $0.2 million in accrued costs remaining to be paid in fiscal 2018. Additionally, from inception through September 30, 2017, we recognized non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. We may incur certain pension-related costs in connection with the Corporate Relocation Plan which are not included in the estimated $31 million in aggregate cash costs. See Note 4, Restructuring Plans—Corporate Relocation Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
New Facility Costs
We estimated that the total construction costs including the cost of the land for the New Facility would be approximately $60 million. As of September 30, 2017, we have incurred an aggregate of $60.8 million in construction costs and have outstanding contractual obligations of $0.7 million. In addition to the costs to complete the construction of the New Facility, we estimated that we would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures, and related expenditures of which we have incurred an aggregate of $33.2 million as of September 30, 2017, including $22.5 million under the amended building contract for the New Facility, and have outstanding contractual obligations of $0.5 million as of September 30, 2017. See Note 5, New Facility of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures and related expenditures for the New Facility were incurred in the first three quarters of fiscal 2017. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.

The following table summarizes the expenditures incurred for the New Facility as of September 30, 2017 as compared to the final budget:

	Expenditures Incurred			Budget
(In thousands)	Three Months Ended September 30, 2017	Through Fiscal Year Ended June 30, 2017	Total	Lower bound	Upper bound
Building and facilities, including land	$—	$60,770	$60,770	$55,000	$60,000
Machinery and equipment; furniture and fixtures	—	33,241	$33,241	35,000	39,000
Total	$—	$94,011	$94,011	$90,000	$99,000
Capital Expenditures
For the three months ended September 30, 2017 and 2016, our capital expenditures paid were as follows:

	Three Months Ended September 30,
(In thousands)	2017	2016
Coffee brewing equipment	$2,164	$3,157
Building and facilities	1,179	—
Vehicles, machinery and equipment	89	49
Software, office furniture and equipment	1,078	29
Capital expenditures excluding New Facility	$4,510	$3,235
New Facility:
Building and facilities, including land(1)	$844	$14,429
Machinery and equipment	1,995	4,910
Software, office furniture and equipment	426	1,976
Capital expenditures, New Facility	$3,265	$21,315
Total capital expenditures	$7,775	$24,550
___________
(1) Includes $14.4 million in purchase of assets for New Facility in the three months ended September 30, 2016.

In fiscal 2018, we anticipate paying between $4.5 million to $5.5 million in capital expenditures for machinery and equipment, furniture and fixtures and related expenditures budgeted for the New Facility, and approximately $20 million to $22 million in expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware.
Depreciation and amortization expense was $7.3 million and $5.0 million, in the three months ended September 30, 2017 and 2016, respectively. We anticipate our depreciation and amortization expense will be approximately $7.5 million to $8.0 million per quarter in the remainder of fiscal 2018 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Working Capital
At September 30, 2017 and June 30, 2017, our working capital was composed of the following:

	September 30, 2017	June 30, 2017
(In thousands)
Current assets	$127,789	$117,164
Current liabilities	106,885	97,267
Working capital	$20,904	$19,897

Contractual Obligations
During the three months ended September 30, 2017, other than the following, there were no material changes in the Company’s contractual obligations.
As of September 30, 2017, we had committed to purchase green coffee inventory totaling $56.3 million under fixed-price contracts and other purchases totaling $12.1 million under non-cancelable purchase orders.
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
In the fourth quarter of fiscal 2017, we liquidated substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas.
The following table demonstrates the impact of varying interest rate changes based on our remaining preferred securities holdings and market yield and price relationships at September 30, 2017. This table is predicated on an “instantaneous” change in the general level of interest rates and assumes predictable relationships between the prices of our preferred securities holdings and the yields on U.S. Treasury securities. At September 30, 2017, we had no futures contracts or put options with respect to our preferred securities portfolio designated as interest rate risk hedges.

($ in thousands)	Market Value of Preferred Securities at September 30, 2017	Change in Market Value
Interest Rate Changes
–150 basis points	$358.9	$—
–100 basis points	$359.0	$—
Unchanged	$359.1	$—
+100 basis points	$359.3	$—
+150 basis points	$359.4	$—
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At September 30, 2017, we had outstanding borrowings of $30.1 million, utilized $1.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $71.0 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at September 30, 2017 was 3.36%.

The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the Revolving Facility, excluding interest on letters of credit, based on the weighted average interest rate on the outstanding borrowings as of September 30, 2017:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$30,070	1.91%	$574
–100 basis points	$30,070	2.41%	$725
Unchanged	$30,070	3.41%	$1,025
+100 basis points	$30,070	4.41%	$1,326
+150 basis points	$30,070	4.91%	$1,476

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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended September 30, 2017 and 2016, respectively, we reclassified $(7,000) and $(0.5) million in net losses on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative’s change in fair value is recognized currently in “Other, net.” Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three months ended September 30, 2017 and 2016, we recognized in “Other, net” $48,000 and $13,000 in net gains, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended September 30, 2017 and 2016, we recorded in “Other, net” net gains of $0.1 million and net losses of $(35,000) on coffee-related derivative instruments not designated as accounting hedges.

The following table summarizes the potential impact as of September 30, 2017 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$61	$(61)	$4,857	$(4,857)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2017. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2017, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
November 7, 2017

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
November 7, 2017

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

3.5
Certificate of Designations of Series A Convertible Participating Cumulative Perpetual Preferred Stock of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017 and incorporated herein by reference).

4.1	Specimen Stock Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A12B/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

4.2	Specimen Stock Certificate for Series A Convertible Participating Cumulative Perpetual Preferred Stock (filed herewith).

4.3
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

10.6	Farmer Bros. Co. Pension Plan for Salaried Employees (filed herewith).**

10.7
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.8
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).**

10.9
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.10
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.11
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.12
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).**

10.13
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.14
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.15
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

10.16
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

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

10.27	Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed herewith).**

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

10.35
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

10.37
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

10.39
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.40
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

10.43
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.44
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

10.49
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.