Form 10-Q
period 2017-12-31
FARMER BROTHERS CO
filed 2018-02-07
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
YES ☐ NO  ☒
As of February 6, 2018, the registrant had 16,899,667 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,414	$6,241
Short-term investments	—	368
Accounts receivable, net	62,275	46,446
Inventories	73,284	56,251
Income tax receivable	206	318
Prepaid expenses	9,176	7,540
Total current assets	150,355	117,164
Property, plant and equipment, net	178,148	176,066
Goodwill	21,861	10,996
Intangible assets, net	51,036	18,618
Other assets	7,263	6,837
Deferred income taxes	45,593	63,055
Total assets	$454,256	$392,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	51,218	39,784
Accrued payroll expenses	17,286	17,345
Short-term borrowings under revolving credit facility	84,430	27,621
Short-term obligations under capital leases	488	958
Short-term derivative liabilities	1,649	1,857
Other current liabilities	10,991	9,702
Total current liabilities	166,062	97,267
Accrued pension liabilities	50,505	51,281
Accrued postretirement benefits	19,112	19,788
Accrued workers’ compensation liabilities	6,365	7,548
Other long-term liabilities-capital leases	116	237
Other long-term liabilities	2,156	1,480
Total liabilities	$244,316	$177,601
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 and zero shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively; liquidation preference of $38.32 at December 31, 2017	15	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,899,667 and 16,846,002 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	16,900	16,846
Additional paid-in capital	53,322	41,495
Retained earnings	203,289	221,182
Unearned ESOP shares	(2,145)	(4,289)
Accumulated other comprehensive loss	(61,441)	(60,099)
Total stockholders’ equity	$209,940	$215,135
Total liabilities and stockholders’ equity	$454,256	$392,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net sales	$167,366	$139,025	$299,079	$269,513
Cost of goods sold	101,847	83,929	184,553	163,219
Gross profit	65,519	55,096	114,526	106,294
Selling expenses	49,328	39,097	88,243	77,535
General and administrative expenses	13,914	13,793	25,241	22,729
Restructuring and other transition expenses	139	3,965	259	6,995
Net gain from sale of Torrance Facility	—	(37,449)	—	(37,449)
Net gains from sale of spice assets	(395)	(334)	(545)	(492)
Net losses (gains) from sales of other assets	91	114	144	(1,439)
Operating expenses	63,077	19,186	113,342	67,879
Income from operations	2,442	35,910	1,184	38,415
Other (expense) income:
Dividend income	6	270	11	535
Interest income	1	159	2	288
Interest expense	(861)	(524)	(1,384)	(913)
Other, net	554	(2,323)	641	(2,132)
Total other expense	(300)	(2,418)	(730)	(2,222)
Income before taxes	2,142	33,492	454	36,193
Income tax expense	20,910	13,416	20,200	14,499
Net (loss) income	$(18,768)	$20,076	$(19,746)	$21,694
Less: Cumulative preferred dividends, undeclared and unpaid	129	—	129	—
Net (loss) income available to common stockholders	$(18,897)	$20,076	$(19,875)	$21,694
Net (loss) income per common share available to common stockholders—basic	$(1.13)	$1.21	$(1.19)	$1.31
Net (loss) income per common share available to common stockholders—diluted	$(1.13)	$1.20	$(1.19)	$1.30
Weighted average common shares outstanding—basic	16,723,498	16,584,106	16,711,660	16,573,545
Weighted average common shares outstanding—diluted	16,723,498	16,707,003	16,711,660	16,695,687

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net (loss) income	$(18,768)	$20,076	$(19,746)	$21,694
Other comprehensive (loss) income, net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	(1,279)	(1,800)	(1,711)	(1,356)
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	365	(132)	369	153
Total comprehensive (loss) income, net of tax	$(19,682)	$18,144	$(21,088)	$20,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(19,746)	$21,694
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,330	10,086
Provision for (recovery of) doubtful accounts	129	(44)
Interest on sale-leaseback financing obligation	—	681
Restructuring and other transition expenses, net of payments	(958)	1,082
Deferred income taxes	19,375	13,640
Net gain from sale of Torrance Facility	—	(37,449)
Net gains from sales of spice assets and other assets	(401)	(1,931)
ESOP and share-based compensation expense	1,844	2,094
Net losses on derivative instruments and investments	1,033	2,583
Change in operating assets and liabilities:
Purchases of trading securities	—	(2,959)
Proceeds from sales of trading securities	375	1,268
Accounts receivable	(8,102)	(4,545)
Inventories	(7,682)	(10,071)
Income tax receivable	112	(27)
Derivative assets (liabilities), net	(3,000)	4,329
Prepaid expenses and other assets	352	33
Accounts payable	1,264	18,356
Accrued payroll expenses and other current liabilities	1,178	(5,210)
Accrued postretirement benefits	(676)	(447)
Other long-term liabilities	(1,960)	(1,849)
Net cash (used in) provided by operating activities	$(1,533)	$11,314
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	$(39,608)	$(11,183)
Purchases of property, plant and equipment	(14,672)	(26,864)
Purchases of assets for construction of New Facility	(1,577)	(21,783)
Proceeds from sales of property, plant and equipment	85	3,332
Net cash used in investing activities	$(55,772)	$(56,498)
(continued on next page)

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2017	2016
Cash flows from financing activities:
Proceeds from revolving credit facility	$69,758	$34,323
Repayments on revolving credit facility	(12,949)	(15,900)
Proceeds from sale-leaseback financing obligation	—	42,455
Proceeds from New Facility lease financing obligation	—	7,662
Repayments of New Facility lease financing obligation	—	(35,772)
Payments of capital lease obligations	(591)	(641)
Payment of financing costs	(365)	—
Proceeds from stock option exercises	625	405
Net cash provided by financing activities	$56,478	$32,532
Net decrease in cash and cash equivalents	$(827)	$(12,652)
Cash and cash equivalents at beginning of period	6,241	21,095
Cash and cash equivalents at end of period	$5,414	$8,443

Supplemental disclosure of non-cash investing and financing activities:
Net change in derivative assets and liabilities included in other comprehensive (loss) income, net of tax	$(1,342)	$(1,203)
Non-cash additions to property, plant and equipment	$557	$11,253
Non-cash portion of earnout receivable recognized—spice assets sale	$545	$492
Non-cash portion of earnout payable recognized—China Mist acquisition	$—	$500
Non-cash receivable from West Coast Coffee—post-closing final working capital adjustment	$218	$—
Non-cash consideration given—Issuance of Series A Preferred Stock	$11,756	$—
Non-cash Multiemployer Plan Holdback payable recognized—Boyd Coffee acquisition	$1,056	$—
Cumulative preferred dividends, undeclared and unpaid	$129	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company”), is a national coffee roaster, wholesaler and distributor of coffee, tea, and culinary products.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Events occurring subsequent to December 31, 2017 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2017.
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
During the three and six months ended December 31, 2017, other than as set forth below and the adoption of Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), and ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), there were no significant updates made to the Company’s significant accounting policies.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the three months ended December 31, 2017 and 2016 were $7.1 million and $5.8 million, respectively. Coffee brewing equipment costs included in cost of goods sold in the six months ended December 31, 2017 and 2016 were $13.5 million and $12.3 million, respectively.
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. Such depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended December 31, 2017 and 2016 was $2.3 million and $2.1 million, respectively, and $4.4 million and $4.5 million, respectively, in the six months ended December 31, 2017 and 2016. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $4.8 million and $5.9 million in the six months ended December 31, 2017 and 2016, respectively.
Net (Loss) Income Per Common Share
Net (loss) income per share (“EPS”) represents net (loss) income available to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (“ESOP”). Dividends on the Company’s outstanding Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), that the Company has paid or intends to pay are deducted from net (loss) income in computing net (loss) income available to common stockholders.
Under the two-class method, net (loss) income available to nonvested restricted stockholders and holders of Series A Preferred Stock is excluded from net (loss) income available to common stockholders for purposes of calculating basic and diluted EPS.
Diluted EPS represents net income available to holders of common stock divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. Common equivalent shares include potentially dilutive shares from share-based compensation including stock options, unvested restricted stock, performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, because they are deemed participating securities. In the absence of contrary information, the Company assumes 100% of the target shares are issuable under performance-based restricted stock units.
The dilutive effect of Series A Preferred Stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion will not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The Series A Preferred Stock is anti-dilutive whenever the amount of the dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic EPS. See Note 19.
Impairment of Goodwill and Indefinite-lived Intangible Assets

Historically, the Company performed its annual assessment of impairment of goodwill and indefinite-lived intangible assets as of June 30.  During the three months ended December 31, 2017, the Company voluntarily changed its annual impairment assessment date from June 30 to January 31.  The Company believes this change in assessment date, which represents a change in the method of applying an accounting principle, is preferred under the circumstances.  Due to recent acquisitions, the Company’s goodwill and indefinite-lived intangible asset balances have increased. The Company believes the change in measurement date will provide additional time to complete the annual assessment of impairment of goodwill and indefinite-lived intangible assets in advance of year-end reporting.

Shipping and Handling Costs
Shipping and handling costs incurred through outside carriers are recorded as a component of the Company’s selling expenses and were $6.9 million and $6.4 million, respectively, in the three months ended December 31, 2017 and 2016, and $12.1 million and $11.2 million, respectively, in the six months ended December 31, 2017 and 2016.
Share-based Compensation
The Company measures all share-based compensation cost at the grant date, based on the fair values of the awards that are ultimately expected to vest, and recognizes that cost as an expense on a straight line-basis in its consolidated statements of operations over the requisite service period. Fair value of restricted stock and performance-based restricted stock units is

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the closing price of the Company's common stock on the date of grant. The Company estimates the fair value of option awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
The Company’s outstanding share-based awards include performance-based non-qualified stock options (“PNQs”) and performance-based restricted stock units (“PBRSUs”) that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The Company recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the service period based upon the Company’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled PNQs or PBRSUs, and, to the extent share-based compensation expense was previously recognized for those cancelled PNQs or PBRSUs, such share-based compensation expense is reversed. If performance goals are exceeded and the payout is more than 100% of the target shares, additional compensation expense is recorded in the period when that determination is certified by the Compensation Committee of the Board of Directors. See Note 16.
Recently Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12. ASU 2017-12 amends the hedge accounting model in Accounting Standards Codification (“ASC”) 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. ASU 2017-12 expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance in ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company beginning July 1, 2019. Early adoption is permitted in any interim period or fiscal year before the effective date. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The Company early adopted ASU 2017-12 as of September 30, 2017 for its cash flow hedges related to coffee commodity purchases. Adoption of ASU 2017-12 resulted in a cumulative adjustment of $0.3 million to the opening balance of retained earnings. Adoption of ASU 2017-12 did not have any other material effect on the results of operations, financial position or cash flows of the Company.
In March 2016, the FASB issued ASU 2016-09. ASU 2016-09 was issued as part of the FASB’s Simplification Initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
New Accounting Pronouncements
In March 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). ASU 2017-07 amends the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating expense components are reported in other income and expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. The guidance in ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and is effective for the Company beginning July 1, 2018. Because the expected operating expense component and non-operating expense components of net periodic benefit cost are not material to the consolidated financial statements of the Company, adoption of ASU 2017-07 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. ASU 2014-09 is effective for the Company beginning July 1, 2018. The Company is in the process of evaluating the provisions of ASU 2014-09 and assessing its impact on the Company’s financial statements, information systems, business processes, and financial statement disclosures. The Company has analyzed its revenue streams and is in the process of performing detailed contract reviews for each stream, and evaluating the impact ASU 2014-09 may have on revenue recognition. The Company primarily recognizes revenue at point of sale or delivery and does not expect that this will change under the new standard. Based on its preliminary reviews, the Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements; however, the Company’s assessment of contracts related to recent acquisitions is still in process. At a minimum, the Company anticipates expanded disclosures related to revenue in order to comply with ASU 2014-09. The Company will continue to evaluate the impact of the adoption of ASU 2014-09. Preliminary assessments made by the Company are subject to change. The Company has not yet concluded which transition method it will elect but will determine the transition method in the third quarter of fiscal 2018.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3. Acquisitions
China Mist Brands, Inc.
On October 11, 2016, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored and unflavored iced and hot teas. As part of the transaction, the Company assumed the lease on China Mist’s existing 17,400 square foot distribution and warehouse facility in Scottsdale, Arizona which is terminable upon twelve months’ notice.
The Company acquired China Mist for aggregate purchase consideration of $12.2 million, consisting of $11.2 million in cash paid at closing including estimated working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million, and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. This contingent earnout liability is estimated to have a fair value of $0.5 million as of the closing date and is recorded in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet at December 31, 2017 and June 30, 2017. The earnout is estimated to be paid in calendar 2019.
The financial effect of this acquisition was not material to the Company’s condensed consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company’s consolidated results of operations.
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

In connection with this acquisition, the Company recorded goodwill of $2.9 million, which is deductible for tax purposes. The Company also recorded $3.0 million in finite-lived intangible assets that included recipes, a non-compete agreement and customer relationships and $5.1 million in indefinite-lived trade name/trademark. The weighted average amortization period for the finite-lived intangible assets is 8.9 years. See Note 13.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The fair value assigned to the customer relationships was determined based on management’s estimate of the retention rate utilizing certain benchmarks. Revenue and earnings projections were also significant inputs into estimating the value of customer relationships.
The fair value assigned to the trade name/trademark was determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and this method utilizes revenue and cost projections including an assumed contributory asset charge.
West Coast Coffee Company, Inc.
On February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. As part of the transaction, the Company entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot production, distribution and warehouse facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. The Company acquired West Coast Coffee for aggregate purchase consideration of $15.5 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, post-closing final working capital adjustments of $(0.2) million, and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. This contingent earnout liability is estimated to have a fair value of $0.6 million as of the closing date and is recorded in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet at December 31, 2017 and June 30, 2017. The earnout is estimated to be paid within twenty-four months following the closing.
The financial effect of this acquisition was not material to the Company’s condensed consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company’s consolidated results of operations.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocation is final.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the final allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid, net of cash acquired	$14,671
Post-closing final working capital adjustments	(218)
Fair value of contingent consideration	600
Total consideration	$15,053

Accounts receivable	$956
Inventory	910
Prepaid assets	16
Property, plant and equipment	1,546
Goodwill	7,630
Intangible assets:
Non-compete agreements	100	5
Customer relationships	4,400	10
Trade name—finite-lived	260	7
Brand name—finite-lived	250	1.7
Accounts payable	(833)
Other liabilities	(182)
Total consideration, net of cash acquired	$15,053

In connection with this acquisition, the Company recorded goodwill of $7.6 million, which is deductible for tax purposes. The Company also recorded $5.0 million in finite-lived intangible assets that included non-compete agreements, customer relationships, a trade name and a brand name. The weighted average amortization period for the finite-lived intangible assets is 9.3 years. See Note 13.
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

Boyd Coffee Company
On October 2, 2017 (“Closing Date”), the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee” or “Seller”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to the Company’s product portfolio, improve growth potential, increase the density and penetration of the Company’s distribution footprint, and increase capacity utilization at

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the Company’s production facilities.

At closing, as consideration for the purchase, the Company paid the Seller $38.9 million in cash from borrowings under its senior secured revolving credit facility (see Note 15), and issued to Boyd Coffee 14,700 shares of the Company’s Series A Preferred Stock, with a fair value of $11.8 million as of the Closing Date. Additionally, the Company held back $3.2 million in cash (“Holdback Cash Amount”) and 6,300 shares of Series A Preferred Stock (“Holdback Stock”) with a fair value of $4.8 million as of the Closing Date, for the satisfaction of any post-closing working capital adjustment and to secure the Seller’s (and the other seller parties’) indemnification obligations under the purchase agreement. Any Holdback Cash Amount and Holdback Stock not used to satisfy indemnification claims (including pending claims) will be released to the Seller on the 18-month anniversary of the Closing Date.

In addition to the Holdback Cash, as part of the consideration for the purchase, at closing the Company held back $1.1 million in cash (the “Multiemployer Plan Holdback”) to pay, on behalf of the Seller, any assessment of withdrawal liability made against the Seller following the Closing Date in respect of the Seller’s multiemployer plans. As the Company has not made this payment as of December 31, 2017 and expects settling the pension liability will take greater than twelve months, the Multiemployer Plan Holdback is recorded in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet at December 31, 2017. See Note 17.

The parties are in the process of determining the final net working capital under the purchase agreement. At December 31, 2017, the Company estimated a net working capital adjustment of $(8.1) million, which is reflected in the preliminary purchase price allocation set forth below.

The following table summarizes the preliminary allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid	$38,871
Holdback Cash Amount	3,150
Multiemployer Plan Holdback	1,056
Fair value of Series A Preferred Stock (14,700 shares)(1)	11,756
Fair value of Holdback Stock (6,300 shares)(1)	4,825
Preliminary estimated post-closing working capital adjustment	(8,059)
Total consideration	$51,599

Accounts receivable	$7,166
Inventory	9,415
Prepaid expense and other assets	1,951
Property, plant and equipment	4,936
Goodwill	11,032
Intangible assets:
Customer relationships	31,000	10
Trade name/trademark—indefinite-lived	2,800
Accounts payable	(15,080)
Other liabilities	(1,621)
Total consideration	$51,599
______________
(1) Fair value of Series A Preferred Stock and Holdback Stock as of the Closing Date, estimated as the sum of (a) the present value of the dividends payable thereon and (b) the stated value of the Series A Preferred Stock or Holdback Stock, as the case may be, adjusted for both the conversion premium and the discount for lack of marketability arising from conversion restrictions.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocation is preliminary as the Company is in the process of finalizing the valuation inputs including growth assumptions, cost projections and discount rates which are used in the fair value calculation of certain assets as well as the determination of the final post-closing net working capital adjustment. The preliminary purchase price allocation is subject to change and such change could be material based on numerous factors, including the final estimated fair value of the assets acquired and liabilities assumed and the amount of the final post-closing net working capital adjustment.

In connection with this acquisition, the Company recorded goodwill of $11.0 million, which is deductible for tax purposes. The Company also recorded $31.0 million in finite-lived intangible assets that included customer relationships and $2.8 million in indefinite-lived intangible assets that included a trade name/trademark. The amortization period for the finite-lived intangible assets is 10.0 years. See Note 13.

The determination of the fair value of intangible assets acquired was primarily based on significant inputs not observable in an active market and thus represent Level 3 fair value measurements as defined under GAAP.

The fair value assigned to the customer relationships was determined based on management's estimate of the retention rate utilizing certain benchmarks. Revenue and earnings projections were also significant inputs into estimating the value of customer relationships.

The fair value assigned to the trade name/trademark was determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and this method utilizes revenue and cost projections including an assumed contributory asset charge.

The following table presents the net sales and income before taxes from the Boyd Business operations that are included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2017 (unaudited):

Closing Date through December 31, 2017
(In thousands)
Net sales	$26,290
Income before taxes	$511

The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company’s consolidated results of operations. However, the Company considers the acquisition to be material to the Company’s financial statements and has provided certain pro forma disclosures pursuant to ASC 805, “Business Combinations.”

The following table sets forth certain unaudited pro forma financial results for the Company for the three and six months ended December 31, 2017 and 2016, as if the acquisition of the Boyd Business was consummated on the same terms as of the first day of the applicable fiscal period.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
(In thousands)
Net sales	$167,366	$166,107	$321,061	$319,411
Income before taxes	$2,142	$34,171	$779	$36,414

At closing, the parties entered into a transition services agreement where the Seller agreed to provide certain accounting, marketing, sales and distribution support during a transition period of up to 12 months. The Company also entered into a co-manufacturing agreement with the Seller for a transition period of up to 12 months as the Company

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

transitions production into its plants. Amounts paid by the Company to the Seller for these services totaled $9.2 million in the three and six months ended December 31, 2017.

The Company incurred transaction costs related to the Boyd Business acquisition, consisting primarily of legal and consulting expenses of $1.0 million and $3.4 million during the three and six months ended December 31, 2017, respectively, which are included in general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.

Note 4. Restructuring Plans
Corporate Relocation Plan
On February 5, 2015, the Company announced a plan (the “Corporate Relocation Plan”) to close its Torrance, California facility (the “Torrance Facility”) and relocate its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility in Northlake, Texas (“New Facility”). Approximately 350 positions were impacted as a result of the Torrance Facility closure. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
In the three and six months ended December 31, 2017, no expenses associated with the Corporate Relocation Plan were incurred. As of December 31, 2017, the Company had $0.1 million in unpaid expenses related to employee-related costs, which is expected to be paid by the end of fiscal 2018.
The Company estimated that it would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan through December 31, 2017, the Company has recognized a total of $31.5 million in aggregate cash costs including $17.1 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company also recognized from inception through December 31, 2017 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan.

Direct Store Delivery (“DSD”) Restructuring Plan
On February 21, 2017, the Company announced a restructuring plan to reorganize its DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. The Company has revised its estimated time of completion of the DSD Restructuring Plan from the end of the second quarter of fiscal 2018 to the end of fiscal 2018.
The Company estimates that it will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges by the end of fiscal 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan.
Expenses related to the DSD Restructuring Plan in the three and six months ended December 31, 2017 consisted of $0 and $24,000, respectively, in employee-related costs and $0.1 million and $0.2 million, respectively, in other related costs. Since the adoption of the DSD Restructuring Plan through December 31, 2017, the Company has recognized and paid a total of $2.7 million in aggregate cash costs including $1.1 million in employee-related costs, and $1.6 million in other related

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

costs. The remaining estimated costs of $1.0 million to $2.2 million are expected to be incurred in the remainder of fiscal 2018.
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
Development Management Agreement
In conjunction with the Lease Agreement, the Company also entered into a Development Management Agreement with an affiliate of Stream Realty Partners (the “DMA”) to manage, coordinate, represent, assist and advise the Company on matters from the pre-development through construction of the New Facility. Services under the DMA have concluded. The Company incurred and paid $4.0 million under this agreement which is included in “Buildings and Facilities” (see Note 12).
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
Pursuant to the Amended Building Contract, Builder provided pre-construction and construction services, including specialized industrial design and construction work in connection with Builder’s construction of certain production equipment installed in portions of the New Facility (the “Project”). In April 2017, the Company and Builder entered into a change order to change the scope of work which added $0.6 million to the Amended Building Contract. Builder's work on the Project has been completed. The Company incurred and paid $22.5 million for Builder’s services in connection with the Project which amount is included in “Machinery and equipment” (see Note 12).
New Facility Costs
The Company estimated that the total construction costs including the cost of land for the New Facility would be approximately $60 million. As of December 31, 2017, the Company has incurred an aggregate of $60.8 million in construction costs. In addition to the costs to complete the construction of the New Facility, the Company estimated that it would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures in connection with construction of the New Facility of which the Company has incurred an aggregate of $33.2 million as of December 31, 2017, including $22.5 million under the Amended Building Contract. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures, and related expenditures in connection with the initial construction of the New Facility were incurred in the first three quarters of fiscal 2017. The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
At December 31, 2017, the Company had committed to purchase additional equipment for the New Facility totaling $6.3 million.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 6. Sales of Assets
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2017 and June 30, 2017:

(In thousands)	December 31, 2017	June 30, 2017
Derivative instruments designated as cash flow hedges:
Long coffee pounds	31,763	33,038
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,612	2,121
Total	33,375	35,159

Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2017 will expire within 19 months.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s Condensed Consolidated Balance Sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	December 31, 2017	June 30, 2017	December 31, 2017	June 30, 2017
(In thousands)
Financial Statement Location:
Short-term derivative assets(1):
Coffee-related derivative instruments	$233	$66	$40	$—
Long-term derivative assets(2):
Coffee-related derivative instruments	$99	$66	$—	$—
Short-term derivative liabilities(1):
Coffee-related derivative instruments	$1,665	$1,733	$258	$190
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$—	$446	$—	$—
________________
(1) Included in “Short-term derivative liabilities” on the Company’s Condensed Consolidated Balance Sheets.
(2) Included in "Other assets" and “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheets at December 31, 2017 and June 30, 2017, respectively.
Statements of Operations
The following table presents pretax net gains and losses for the Company’s coffee-related derivative instruments designated as cash flow hedges, as recognized in accumulated other comprehensive income (loss) “AOCI,” “Cost of goods sold” and “Other, net”:

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2017	2016	2017	2016
Net losses recognized in AOCI	$(2,094)	$(2,943)	$(2,459)	$(2,217)	AOCI
Net (losses) gains recognized in earnings	$(597)	$215	$(604)	$(250)	Costs of goods sold
Net (losses) gains recognized in earnings (ineffective portion)(1)	$—	$(41)	$48	$(28)	Other, net
________________
(1) Amount included in six months ended December 31, 2017 relates to trades terminated prior to the adoption of ASU 2017-12. See Note 2.

For the three and six months ended December 31, 2017 and 2016, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net losses on derivative instruments and investments in the Company’s Condensed Consolidated Statements of Cash Flows also include net losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the six months ended December 31, 2017 and 2016. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s Condensed Consolidated Statements of Operations and in “Net losses on derivative instruments and investments” in the Company’s Condensed Consolidated Statements of Cash Flows.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2017	2016	2017	2016
Net losses on coffee-related derivative instruments	$(190)	$(1,204)	$(93)	$(1,240)
Net gains (losses) on investments	16	(1,320)	7	(1,092)
Net losses on derivative instruments and investments(1)	(174)	(2,524)	(86)	(2,332)
Other gains, net	728	201	727	200
Other, net	$554	$(2,323)	$641	$(2,132)
___________
(1) Excludes net losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2017 and 2016.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2017	Derivative Assets	$372	$(372)	$—	$—
	Derivative Liabilities	$1,923	$(372)	$—	$1,551
June 30, 2017	Derivative Assets	$132	$(132)	$—	$—
	Derivative Liabilities	$2,369	$(132)	$—	$2,237
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2017, $(4.1) million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2017. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values.

Note 8. Investments
The following table shows gains and losses on trading securities:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2017	2016	2017	2016
Total gains (losses) recognized from trading securities	$16	$(1,350)	$7	$(1,091)
Less: Realized (losses) gains from sales of trading securities	—	(2)	7	(2)
Unrealized gains (losses) from trading securities	$16	$(1,348)	$—	$(1,089)

Note 9. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Preferred stock	$—	$—	$—	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$332	$—	$332	$—
Coffee-related derivative liabilities(1)	$1,665	$—	$1,665	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$40	$—	$40	$—
Coffee-related derivative liabilities(1)	$258	$—	$258	$—

	Total	Level 1	Level 2	Level 3
June 30, 2017
Preferred stock(2)	$368	$—	$368	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$132	$—	$132	$—
Coffee-related derivative liabilities(1)	$2,179	$—	$2,179	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(1)	$190	$—	$190	$—
____________________

(1)	The Company’s coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

(2)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheets.

Note 10. Accounts Receivable, Net

(In thousands)	December 31, 2017	June 30, 2017
Trade receivables	$58,727	$44,531
Other receivables(1)	4,320	2,636
Allowance for doubtful accounts	(772)	(721)
Accounts receivable, net	$62,275	$46,446
__________
(1) At December 31, 2017 and June 30, 2017, respectively, the Company had recorded $1.0 million and $0.4 million, in “Other receivables” included in “Accounts receivable, net” on its Condensed Consolidated Balance Sheets representing earnout receivable from Harris Spice Company.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Inventories

(In thousands)	December 31, 2017	June 30, 2017
Coffee
Processed	$14,514	$14,085
Unprocessed	27,436	17,083
Total	$41,950	$31,168
Tea and culinary products
Processed	$23,432	$20,741
Unprocessed	999	74
Total	$24,431	$20,815
Coffee brewing equipment parts	$6,903	$4,268
Total inventories	$73,284	$56,251

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
The Company does not expect inventory levels at June 30, 2018 to decrease from the levels at June 30, 2017 and, therefore, recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in the three and six months ended December 31, 2017. The Company recorded $0.8 million and $1.7 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three and six months ended December 31, 2016, respectively. Interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

Note 12. Property, Plant and Equipment

(In thousands)	December 31, 2017	June 30, 2017
Buildings and facilities	$108,999	$108,682
Machinery and equipment	212,180	201,236
Equipment under capital leases	7,516	7,540
Capitalized software	23,063	21,794
Office furniture and equipment	12,612	12,758
	364,370	352,010
Accumulated depreciation	(202,558)	(192,280)
Land	16,336	16,336
Property, plant and equipment, net	$178,148	$176,066

Note 13. Goodwill and Intangible Assets
The carrying value of goodwill in the six months ended December 31, 2017 increased by $10.9 million. This was due to the acquisition of the Boyd Business adding $11.0 million of goodwill as well as the final working capital adjustment made to the West Coast Coffee purchase price allocation which reduced goodwill by $0.1 million. The carrying value of goodwill at December 31, 2017 and June 30, 2017 was $21.9 million and $11.0 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

	December 31, 2017		June 30, 2017
(In thousands)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount(1)	Accumulated Amortization(1)
Amortized intangible assets:
Customer relationships	$48,353	$(12,074)	$17,353	$(10,883)
Non-compete agreements	220	(61)	220	(38)
Recipes	930	(155)	930	(88)
Trade name/brand name	510	(185)	510	(84)
Total amortized intangible assets	$50,013	$(12,475)	$19,013	$(11,093)
Unamortized intangible assets:
Trade names with indefinite lives	$3,640	$—	$3,640	$—
Trademarks and brand name with indefinite lives	9,858	—	7,058	—
Total unamortized intangible assets	$13,498	$—	$10,698	$—
Total intangible assets	$63,511	$(12,475)	$29,711	$(11,093)
___________
(1) Reflects the preliminary purchase price allocation for the acquisition of the Boyd Business. Subject to change based on numerous factors, including the final estimated fair value of the assets acquired and the liabilities assumed and the amount of the final post-closing net working capital adjustment. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets.

Aggregate amortization expense for the three months ended December 31, 2017 and 2016 was $1.1 million and $0.1 million, respectively. Aggregate amortization expense for the six months ended December 31, 2017 and 2016 was $1.4 million and $0.1 million, respectively.

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

froze benefit accruals and participation in the Hourly Employees’ Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze, the participants in the plan are eligible to receive the Company’s matching contributions to their 401(k).
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
(In thousands)
Service cost	$—	$124	$—	$248
Interest cost	1,432	1,397	2,864	2,794
Expected return on plan assets	(1,456)	(1,607)	(2,912)	(3,214)
Amortization of net loss(1)	418	508	836	1,016
Net periodic benefit cost	$394	$422	$788	$844
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
On October 30, 2017, counsel to the Company received written confirmation that the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) will be retracting its claim, stated in its letter to the Company dated July 10, 2017 (the “WCT Pension Trust Letter”), that certain of the Company’s employment actions in 2015 resulting from the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP.  The written confirmation stated that the WCT Pension Trust has determined that a partial withdrawal did not occur in 2015 and further stated that the withdrawal liability assessment has been rescinded.  This rescinding of withdrawal liability assessment applies to Company employment actions in 2015 with respect to the bargaining units that were specified in the WCT Pension Trust Letter.  As of

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

December 31, 2017, the Company is not able to predict whether the WCT Pension Trust may make a claim, or estimate the extent of potential withdrawal liability, related to the Corporate Relocation Plan for actions or bargaining units other than those specified in the WCT Pension Trust Letter.
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The total estimated withdrawal liability is $4.0 million and its present value are reflected in the Company’s Condensed Consolidated Balance Sheets at December 31, 2017 and June 30, 2017 as short-term with the expectation of paying off the liability in fiscal 2018.
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
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary, based on approval by the Company’s Board of Directors. For the calendar years 2018 and 2017, the Company’s Board of Directors approved a Company matching contribution of 50% of an employee’s annual contribution to the 401(k) Plan, up to 6% of the employee’s eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant’s first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance Facility, a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans, or in connection with certain reductions-in-force that occurred during 2017. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.5 million and $0.3 million in operating expenses in the three months ended December 31, 2017 and 2016, respectively, and $1.0 million and $0.8 million in operating expenses in the six months ended December 31, 2017 and 2016, respectively.
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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three and six months ended December 31, 2017 and 2016. Net periodic postretirement benefit cost for the three and six months ended December 31, 2017 was based on employee census information and asset information as of June 30, 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
(In thousands)
Service cost	$152	$190	$304	$380
Interest cost	209	207	418	414
Amortization of net gain	(210)	(157)	(420)	(314)
Amortization of prior service credit	(439)	(439)	(878)	(878)
Net periodic postretirement benefit credit	$(288)	$(199)	$(576)	$(398)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2018	2017
Retiree Medical Plan discount rate	4.13%	3.73%
Death Benefit discount rate	4.12%	3.79%

Note 15. Bank Loan
The Company maintains a $125.0 million senior secured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million respectively. The Revolving Facility includes an accordion feature whereby the Company may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on the Company’s eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee is a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations are collateralized by all of the Company’s assets, excluding certain real property not included in the borrowing base and machinery and equipment (other than inventory). Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. The Company is subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company. The Company is allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Revolving Facility matures on August 25, 2022.
At December 31, 2017, the Company was eligible to borrow up to a total of $110.0 million under the Revolving Facility and had outstanding borrowings of $84.4 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $24.5 million. At December 31, 2017, the weighted average interest rate on the Company’s outstanding borrowings under the Revolving Facility was 3.62% and the Company was in compliance with all of the restrictive covenants under the Revolving Facility.

Note 16. Share-based Compensation
Farmer Bros. Co. 2017 Long-Term Incentive Plan
On June 20, 2017 (the “Effective Date”), the Company’s stockholders approved the Farmer Bros. Co. 2017 Long-Term Incentive Plan (the “2017 Plan”). The 2017 Plan succeeded the Company’s prior long-term incentive plans, the Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (the “Amended Equity Plan”) and the Farmer Bros. Co. 2007 Omnibus Plan (collectively, the “Prior Plans”). On the Effective Date, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan. The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. The 2017 Plan also authorizes the grant of awards that are intended to qualify as “qualified performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan.
The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of December 31, 2017, there were 950,914 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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
Non-qualified stock options with time-based vesting (“NQOs”)
In the six months ended December 31, 2017, the Company granted 124,278 shares issuable upon the exercise of NQOs to eligible employees under the 2017 Plan. These NQOs have an exercise price of $31.70 per share, which was the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the six months ended December 31, 2017.

Six Months Ended December 31, 2017
Weighted average fair value of NQOs	$31.70
Risk-free interest rate	2.0%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	35.4%

The following table summarizes NQO activity for the six months ended December 31, 2017:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2017	133,464	13.05	5.99	2.6	2,299
Granted	124,278	31.70	10.41	6.9	—
Exercised	(37,266)	12.09	5.57	—	752
Cancelled/Forfeited	(4,194)	24.41	10.60	—	—
Outstanding at December 31, 2017	216,282	23.71	8.51	4.8	1,825
Vested and exercisable at December 31, 2017	89,055	12.33	5.74	2.0	1,765
Vested and expected to vest at December 31, 2017	205,308	23.28	8.41	4.7	1,820
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $32.15 at December 29, 2017 and $30.25 at June 30, 2017, representing the last trading day of the respective fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the six months ended December 31, 2017 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
During the six months ended December 31, 2017, 945 NQOs vested and 37,266 NQOs were exercised. Total fair value of NQOs vested during the six months ended December 31, 2017 was $12,000. The Company received $0.5 million and $0.4 million in proceeds from exercises of vested NQOs in the six months ended December 31, 2017 and 2016, respectively.
At December 31, 2017 and June 30, 2017, respectively, there was $1.3 million and $80,000 of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at December 31, 2017 is expected to be recognized over the weighted average period of 2.8 years. Total compensation expense for NQOs in the three months ended December 31, 2017 and 2016 was $62,000 and $47,000, respectively. Total compensation expense for NQOs in the six months ended December 31, 2017 and 2016 was $64,000 and $89,000, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the six months ended December 31, 2017, the Company granted no shares issuable upon the exercise of PNQs. The following table summarizes PNQ activity for the six months ended December 31, 2017:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)		Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2017	358,786	27.75		10.96	5.2	1,181
Granted	—	—		—	—	—
Exercised	(6,679)	26.10		10.87	—	45
Cancelled/Forfeited	(43,330)	32.10		11.43	—	—
Outstanding at December 31, 2017	308,777	27.17	10.93	10.90	4.6	1,590
Vested and exercisable at December 31, 2017	200,904	25.87		10.80	4.2	1,278
Vested and expected to vest at December 31, 2017	303,990	27.10		10.89	4.5	1,585

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $32.15 at December 29, 2017 and $30.25 at June 30, 2017 representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the six months ended December 31, 2017 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
During the six months ended December 31, 2017, 56,822 PNQs vested and 6,679 PNQs were exercised. Total fair value of PNQs vested during the six months ended December 31, 2017 was $0.6 million. The Company received $0.2 million and $0.1 million in proceeds from exercises of vested PNQs in the six months ended December 31, 2017 and 2016, respectively.
As of December 31, 2017, the Company met the performance targets for the fiscal 2016 PNQ awards and the fiscal 2015 PNQ awards.
In the six months ended December 31, 2017, based on the Company’s failure to achieve certain financial objectives over the applicable performance period, a total of 33,738 shares subject to fiscal 2017 PNQ awards were forfeited, representing 20% of the shares subject to each such award. Subject to certain continued employment conditions and subject to accelerated vesting in certain circumstances, one half of the remaining PNQs subject to the fiscal 2017 PNQ awards are scheduled to vest on each of the second and third anniversaries of the grant date.
At December 31, 2017 and June 30, 2017, there was $0.9 million and $1.8 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at December 31, 2017 is expected to be recognized over the weighted average period of 1.2 years. Total compensation expense related to PNQs in the three months ended December 31, 2017 and 2016 was $0.2 million and $0.4 million, respectively. Total compensation expense related to PNQs in the six months ended December 31, 2017 and 2016 was $0.4 million and $0.6 million, respectively.
Restricted Stock
During the six months ended December 31, 2017, the Company granted 13,110 shares of restricted stock under the 2017 Plan, including 11,406 shares of restricted stock to non-employee directors with a grant date fair value of $34.20 per share and 1,704 shares of restricted stock to eligible employees with a grant date fair value of $31.70 per share. The fiscal 2018 restricted stock awards cliff vest on the earlier of the one year anniversary of the grant date or the date of the first annual meeting of the Company’s stockholders immediately following the grant date, in the case of non-employee directors, and the third anniversary of the grant date, in the case of eligible employees, in each case subject to continued service to the Company through the vesting date and the acceleration provisions of the 2017 Plan and restricted stock agreement. During the six months ended December 31, 2016, the Company granted 5,106 shares of restricted stock to non-employee directors.
During the six months ended December 31, 2017, 7,934 shares of restricted stock vested.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the six months ended December 31, 2017:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2017	15,445	29.79	0.9	467
Granted	13,110	33.88	1.7	444
Vested/Released	(7,934)	32.77	—	272
Cancelled/Forfeited	(3,390)	25.57	—	—
Outstanding and nonvested at December 31, 2017	17,231	32.35	1.6	554
Expected to vest at December 31, 2017	16,411	32.32	1.5	528

The aggregate intrinsic values of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $32.15 at December 29, 2017 and $30.25 at June 30, 2017, representing the last trading day of the respective fiscal periods. Restricted stock that is expected to vest is net of estimated forfeitures.
At December 31, 2017 and June 30, 2017, there was $0.5 million and $0.3 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2017 is expected to be recognized over the weighted average period of 1.1 years. Total compensation expense for restricted stock was $0.1 million in each of the three months ended December 31, 2017 and 2016. Total compensation expense for restricted stock was $0.1 million in each of the six months ended December 31, 2017 and 2016.
Performance-Based Restricted Stock Units (“PBRSUs”)
During the six months ended December 31, 2017, the Company granted 37,414 PBRSUs under the 2017 Plan to eligible employees with a grant date fair value of $31.70 per unit. The fiscal 2018 PBRSU awards cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals for the performance period July 1, 2017 through June 30, 2020, subject to certain continued employment conditions and subject to acceleration provisions of the 2017 Plan and restricted stock unit agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 150% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period. No PBRSUs were granted during the six months ended December 31, 2016.
The following table summarizes PBRSU activity for the six months ended December 31, 2017:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2017	—	—	—	—
Granted(1)	37,414	31.70	—	1,186
Vested/Released	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding and nonvested at December 31, 2017	37,414	31.70	2.9	1,203
Expected to vest at December 31, 2017	32,495	31.70	2.9	1,045
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.

The aggregate intrinsic value of PBRSUs outstanding at December 31, 2017 represents the total pretax intrinsic value, based on the Company’s closing stock price of $32.15 at December 29, 2017, representing the last trading day of the fiscal period. PBRSUs that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At December 31, 2017 and June 30, 2017, there was $1.1 million and $0, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at December 31, 2017 is expected to be recognized over the weighted average period of 2.9 years. Total compensation expense for PBRSUs was $48,000 and $0 for the three months ended December 31, 2017 and 2016, respectively. Total compensation expense for PBRSUs was $48,000 and $0 for the six months ended December 31, 2017 and 2016, respectively.
Note 17. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2017	June 30, 2017
Earnout payable(1)	$1,100	$1,100
Derivative liabilities—noncurrent	—	380
Multiemployer Plan Holdback—Boyd Coffee	1,056	—
Other long-term liabilities	$2,156	$1,480
___________
(1) Includes $0.5 million and $0.6 million in earnout payable in connection with the Company’s acquisition of substantially all of the assets of China Mist completed on October 11, 2016 and the Company’s acquisition of West Coast Coffee completed on February 7, 2017, respectively. See Note 3.

Note 18. Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The SEC subsequently issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period.

In the three months ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 28.1%. The change in statutory rate was made as a result of the Tax Act. The rate change is administratively effective as of the enactment date and the Company is using a blended rate of 28.1% for its fiscal year ending on June 30, 2018, as prescribed. In addition, in the three months ended December 31, 2017, the Company recognized tax expense related to adjusting its deferred tax balances to reflect the new corporate tax rate. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future. The Company is analyzing certain aspects of the Tax Act and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of the Company’s deferred tax balance was $(20.3) million at December 31, 2017.

The Company’s effective tax rates for the three months ended December 31, 2017 and 2016 were 976.2% and 40.1%, respectively. The Company’s effective tax rates for the six months ended December 31, 2017 and 2016 were 4,449.3% and 40.1%, respectively. The effective tax rates for the three and six months ended December 31, 2017 and 2016 were higher than the U.S. statutory rates of 28.1% and 35.0%, respectively, primarily due to income tax expense of $(20.3) million resulting from the adjustment of deferred tax amounts due to enactment of the Tax Act.

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
As of December 31, 2017 and June 30, 2017 the Company had no unrecognized tax benefits.
As discussed in Note 2, the Company adopted ASU 2016-09 beginning July 1, 2017 and upon adoption recognized the excess tax benefits of $1.6 million as an increase to deferred tax assets and a corresponding increase to retained earnings.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 19. Net (Loss) Income Per Common Share

Computation of EPS for the three and six months ended December 31, 2017 excludes the dilutive effect of 525,059 shares issuable under stock options, 37,414 PBRSUs and 383,611 shares issuable upon the assumed conversion of the outstanding Series A Preferred Stock because the Company incurred net losses in the three and six months ended December 31, 2017 so their inclusion would be anti-dilutive.
Computation of EPS for the three and six months ended December 31, 2016 includes the dilutive effect of 122,897 shares and 122,142 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the applicable period, but excludes the dilutive effect of 29,032 and 24,804 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive.

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2017	2016	2017	2016
Undistributed net (loss) income available to common stockholders	$(18,887)	$20,052	$(19,865)	$21,669
Undistributed net (loss) income available to nonvested restricted stockholders	(10)	24	(10)	25
Net (loss) income available to common stockholders—basic	$(18,897)	$20,076	$(19,875)	$21,694

Weighted average common shares outstanding—basic	16,723,498	16,584,106	16,711,660	16,573,545
Effect of dilutive securities:
Shares issuable under stock options	—	122,897	—	122,142
Shares issuable PBRSUs	—	—	—	—
Shares issuable under convertible preferred stock	—	—	—	—
Weighted average common shares outstanding—diluted	16,723,498	16,707,003	16,711,660	16,695,687
Net (loss) income per common share available to common stockholders—basic	$(1.13)	$1.21	$(1.19)	$1.31
Net (loss) income per common share available to common stockholders—diluted	$(1.13)	$1.20	$(1.19)	$1.30

Note 20. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
Series A Convertible Participating Cumulative Perpetual Preferred Stock
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. The Series A Preferred Stock pays an annual dividend, when, as and if declared by the Company’s Board of Directors, of 3.5% of the stated value per share payable in four quarterly installments in arrears, and has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and a conversion premium of 22.5%. Dividends may be paid in cash. At December 31, 2017, the Company had undeclared and unpaid preferred dividends of $128,625 on 14,700 issued and outstanding shares of Series A Preferred Stock. Series A Preferred Stock is a participating security because it has rights to earnings that otherwise would have been available to common stockholders. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock and are entitled to share in the dividends on common stock, when declared. Each share of Series A Preferred Stock is convertible into 26 shares of the Company’s common stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware). Series A Preferred Stock is a perpetual stock and, therefore, not redeemable. Based on its characteristics, the Company classified Series A Preferred Stock as permanent equity.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Series A Preferred Stock is carried on the Company’s balance sheet at the amount recorded at inception until converted. The Company may mandatorily convert all but not a portion of the Series A Preferred Stock one year from the date of issue. The holder may convert 20%, 30% and 50%, of the Series A Preferred Stock at the end of the first, second and third year, respectively, from the date of issue. Series A Preferred Stock cannot be sold or transferred by the holder for a period of three years from the date of issue, with the exception of transfer by holder, not for value, or to the holder’s shareholder.

Note 21. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 23, “Commitments and Contingencies” to the consolidated financial statements in the 2017 Form 10-K. During the six months ended December 31, 2017, other than the following, there were no material changes in the Company’s commitments and contingencies.
New Facility Construction and Equipment Contracts
At December 31, 2017, the Company had committed to purchase additional equipment for the New Facility totaling $6.3 million.
Borrowings Under Revolving Credit Facility
At December 31, 2017, the Company had outstanding borrowings of $84.4 million under its Revolving Facility, as compared to outstanding borrowings of $27.6 million at June 30, 2017. The increase in outstanding borrowings in the six months ended December 31, 2017 included $39.5 million to fund the cash paid at closing for the purchase of the Boyd Business and the initial Company obligations under the post-closing transition services agreement.
Non-cancelable Purchase Orders
As of December 31, 2017, the Company had committed to purchase green coffee inventory totaling $55.3 million under fixed-price contracts, and other purchases totaling $12.9 million under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
At a final case management conference on August 21, 2017 the Court set August 31, 2017 as the new trial date for Phase 2, though later changed the starting date for trial to September 5, 2017. The Court elected to break up trial for Phase 2 into two segments, the first focused on liability and the second on remedies. After 14 days at trial, both sides rested on the liability segment, and the Court set a date of November 21, 2017 for the hearing for all evidentiary issues related to this liability segment. The Court also set deadlines for evidentiary motions, issues for oral argument, and oppositions to motions. This hearing date was subsequently moved to January 19, 2018. The Court has indicated that following the January 19, 2018 hearing it will schedule another hearing to announce its decision on the liability phase of the trial. Based upon the Court’s decision on the liability phase, if there is a remedies phase, then the remedies phase would commence later in 2018.
At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 22. Subsequent Event
On February 6, 2018, the Company entered into an amendment to the lease for its Portland, Oregon production and distribution facility. Pursuant to the lease amendment, the term of the lease is extended for 10 years, commencing on October 1, 2018 and expiring on September 30, 2028, with options to renew up to an additional 10 years. The aggregate of the future minimum operating lease payments over the 10-year lease term is $8.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2017.  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the success of the Corporate Relocation Plan, the timing and success of implementation of the DSD Restructuring Plan, the Company’s success in consummating acquisitions and integrating acquired businesses, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for any future period.

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
We operate production facilities in Northlake, Texas (the “New Facility”); Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the New Facility, Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
Our products reach our customers primarily in two ways: through our nationwide Direct Store Delivery (“DSD”) network of 449 delivery routes and 111 branch warehouses as of December 31, 2017, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.
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

Recent Developments
Acquisitions
On October 2, 2017, we acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States, in consideration of cash and preferred stock. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to our product portfolio, improve growth potential, increase the density and penetration of our distribution footprint, and increase capacity utilization at our production facilities.

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
See Liquidity, Capital Resources and Financial Condition below for further details of the impact of these acquisitions on our financial condition and liquidity, and Note 3, Acquisitions, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
DSD Restructuring Plan
As a result of an ongoing operational review of various initiatives within our DSD selling organization, in the third quarter of fiscal 2017, we commenced a plan to reorganize our DSD operations in an effort to realign functions into a channel based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). See Liquidity, Capital Resources and Financial Condition—Liquidity—DSD Restructuring Plan, below, and Note 4, Restructuring Plans—Direct Store Delivery (“DSD”) Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Results of Operations
Financial Highlights

•
Volume of green coffee pounds processed and sold increased 18.7% and 9.4%, respectively, in the three and six months ended December 31, 2017 as compared to the three and six months ended December 31, 2016.

•
Gross profit increased $10.4 million to $65.5 million in the three months ended December 31, 2017 from $55.1 million in the three months ended December 31, 2016. Gross profit increased $8.2 million to $114.5 million in the six months ended December 31, 2017, from $106.3 million in the six months ended December 31, 2016.

•	Gross margin decreased to 39.1% and 38.3%, respectively, in the three and six months ended December 31, 2017, from 39.6% and 39.4%, respectively, in the three and six months ended December 31, 2016.

•
Income from operations was $2.4 million and $1.2 million, respectively, in the three and six months ended December 31, 2017 as compared to income from operations of $35.9 million and $38.4 million, respectively, in the three and six months ended December 31, 2016. Income from operations in the three and six months ended December 31, 2016 included a $37.4 million net gain from the sale of the Torrance Facility.

•
Net loss was $(18.8) million, or $(1.13) per common share available to common stockholders, in the three months ended December 31, 2017, compared to net income of $20.1 million, or $1.20 per common share available to common stockholders—diluted, in the three months ended December 31, 2016. Net loss was $(19.7) million, or $(1.19) per common share available to common stockholders, in the six months ended December 31, 2017, compared to net income of $21.7 million, or $1.30 per common share available to common stockholders—diluted, in the six months ended December 31, 2016. Net loss in the three and six months ended December 31, 2017 included income tax expense of $20.9 million and $20.2 million, respectively, as compared to income tax expense of $13.4 million and $14.5 million, respectively, in the three and six months ended December 31, 2016.

•
EBITDA decreased (71.7)% to $11.1 million and EBITDA Margin was 6.6% in the three months ended December 31, 2017, as compared to EBITDA of $39.1 million and EBITDA Margin of 28.1% in the three months ended December 31, 2016. EBITDA decreased (63.6)% to $17.2 million and EBITDA Margin was 5.7% in the six months ended December 31, 2017, as compared to EBITDA of $47.2 million and EBITDA Margin of 17.5% in the six months ended December 31, 2016.*

•
Adjusted EBITDA increased 15.7% to $12.9 million and Adjusted EBITDA Margin was 7.7% in the three months ended December 31, 2017, as compared to Adjusted EBITDA of $11.2 million and Adjusted EBITDA Margin of 8.0% in the three months ended December 31, 2016. Adjusted EBITDA increased 0.3% to $22.2 million and Adjusted EBITDA Margin was 7.4% in the six months ended December 31, 2017, as compared to Adjusted EBITDA of $22.2 million and Adjusted EBITDA Margin of 8.2% in the six months ended December 31, 2016.*

•
(* EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See Non-GAAP Financial Measures in Part I, Item 2 of this report for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.)

Net Sales
Net sales in the three months ended December 31, 2017 increased $28.4 million, or 20.4%, to $167.4 million from $139.0 million in the three months ended December 31, 2016 due to a $17.6 million increase in net sales of roast and ground coffee, a $5.5 million increase in net sales of other beverages, a $3.7 million increase in net sales of culinary products, a $0.8 million increase in net sales of frozen liquid coffee, a $0.4 million increase in net sales of tea products, and a $0.4 million increase in net sales of spice products. These changes were primarily due to the addition of the Boyd Business which added a total of $26.3 million to net sales as well as the benefit of higher prices to our cost plus customers. Net sales in the three months ended December 31, 2017 included $(0.4) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(2.3) million in price decreases to customers utilizing such arrangements in the three months ended December 31, 2016.
Net sales in the six months ended December 31, 2017 increased $29.6 million, or 11.0%, to $299.1 million from $269.5 million in the six months ended December 31, 2016 due to a $19.2 million increase in net sales of roast and ground coffee, a $4.2 million increase in net sales of other beverages, a $3.6 million increase in net sales of culinary products, a $1.7 million increase in net sales of tea products, a $0.8 million increase in net sales of frozen liquid coffee, and a $0.3 million increase in net sales of spice products. These changes were primarily due to the addition of the Boyd Business which added a total of $26.3 million to net sales as well as the benefit of higher prices to our cost plus customers. Net sales in the six months ended December 31, 2017 included the benefit of $0.5 million in price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(6.6) million in price decreases to customers utilizing such arrangements in the six months ended December 31, 2016.

The changes in net sales in the three and six months ended December 31, 2017 compared to the same periods in the prior fiscal year were due to the following:

(In millions)	Three Months Ended December 31, 2017 vs. 2016	Six Months Ended December 31, 2017 vs. 2016
Effect of change in unit sales	$29.7	$18.9
Effect of pricing and product mix changes	(1.3)	10.7
Total increase in net sales	$28.4	$29.6
Unit sales increased 21.6% in the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, while average unit price decreased by (1.0)% resulting in an increase in net sales of 20.4%. The increase in unit sales was primarily due to a 76.9% increase in unit sales of other beverages, which accounted for approximately 13% of total net sales, a 53.2% increase in unit sales of frozen liquid coffee products, which accounted for approximately 6% of total net sales, a 24.8% increase in unit sales of culinary products, which accounted for approximately 10% of total net sales, and a 18.7% increase in unit sales of roast and ground coffee products, which accounted for approximately 62% of total net sales. Average unit price decreased (1.0)% primarily due to the addition of the Boyd Business. In the three months ended December 31, 2017, we processed and sold approximately 29.1 million pounds of green coffee as compared to approximately 24.5 million pounds of green coffee processed and sold in the three months ended December 31, 2016. There were no new product category introductions in the three months ended December 31, 2017 or 2016 which had a material impact on our net sales.
Unit sales increased 6.7% in the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, and average unit price increased by 3.9% resulting in an increase in net sales of 11.0%. The increase in unit sales was primarily due to a 41.9% increase in unit sales of other beverages, which accounted for approximately 11% of total net sales, a 26.0% increase in unit sales of frozen liquid coffee products, which accounted for approximately 6% of total net sales, and a 9.4% increase in unit sales of roast and ground coffee which accounted for approximately 63% of total net sales, offset by a (22.8)% decrease in unit sales of culinary products, which accounted for approximately 10% of total net sales, and a (21.6)% decrease in unit sales of spice products, which accounted for approximately 4% of total net sales. Average unit price increased primarily due to price increases on substantially all of our products with the exception of coffee (frozen liquid). In the six months ended December 31, 2017, we processed and sold approximately 52.3 million pounds of green coffee as compared to approximately 47.8 million pounds of green coffee processed and sold in the six months ended December 31, 2016. There were no new product category introductions in the six months ended December 31, 2017 or 2016 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended December 31,
	2017		2016
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$104,457	62%	$86,838	62%
Coffee (Frozen Liquid)	9,326	6%	8,484	6%
Tea (Iced & Hot)	7,751	5%	7,341	5%
Culinary	17,376	10%	13,689	10%
Spice	6,333	4%	5,966	4%
Other beverages(1)	21,429	13%	15,976	12%
Net sales by product category	166,672	100%	138,294	99%
Fuel surcharge	694	—%	731	1%
Net sales	$167,366	100%	$139,025	100%
____________
(1) Includes all beverages other than coffee and tea.

	Six Months Ended December 31,
	2017		2016
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$187,340	63%	$168,180	62%
Coffee (Frozen Liquid)	17,150	6%	16,395	6%
Tea (Iced & Hot)	15,423	5%	13,709	5%
Culinary	31,139	10%	27,499	10%
Spice	12,607	4%	12,355	5%
Other beverages(1)	34,035	11%	29,884	11%
Net sales by product category	297,694	99%	268,022	99%
Fuel surcharge	1,385	1%	1,491	1%
Net sales	$299,079	100%	$269,513	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of Goods Sold
Cost of goods sold in the three months ended December 31, 2017 increased $17.9 million, or 21.3%, to $101.8 million, or 60.9% of net sales, from $83.9 million, or 60.4% of net sales, in the three months ended December 31, 2016. The increase in cost of goods sold was primarily due to the addition of the Boyd Business making up $16.2 million of the increase. Cost of goods sold as a percentage of net sales in the three months ended December 31, 2017 increased primarily due to higher manufacturing costs associated with the production operations in the New Facility, higher cost of green coffee, and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the three months ended December 31, 2017, as compared to the same period in the prior fiscal year. In the three months ended December 31, 2016, we recorded $0.8 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold which increased income before taxes for the three months ended December 31, 2016 by $0.8 million. In the three months ended December 31, 2017, we recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold.
Cost of goods sold in the six months ended December 31, 2017 increased $21.3 million, or 13.1%, to $184.6 million, or 61.7% of net sales, from $163.2 million, or 60.6% of net sales, in the six months ended December 31, 2016. The increase in cost of goods sold was primarily due to the addition of the Boyd Business making up $16.2 million of the increase. Cost of goods sold as a percentage of net sales in the six months ended December 31, 2017 increased primarily due to higher manufacturing costs associated with the production operations in the New Facility, higher cost of green coffee, and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the six months ended December 31, 2017, as compared to the same period in the prior fiscal year. In the six months ended December 31, 2016, we recorded $1.7 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold which increased income before taxes for the six months ended December 31, 2016 by $1.7 million. In the six months ended December 31, 2017, we recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold.

Gross Profit
Gross profit in the three months ended December 31, 2017 increased $10.4 million, or 18.9%, to $65.5 million from $55.1 million in the three months ended December 31, 2016 and gross margin decreased to 39.1% in the three months ended December 31, 2017 from 39.6% in the three months ended December 31, 2016. This increase in gross profit was primarily due to the addition of the Boyd Business, while the decrease in gross margin was primarily due to the addition of the Boyd Business carrying a slightly lower gross margin, higher manufacturing costs associated with the production operations in the New Facility, and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the three months ended December 31, 2017, as compared to the same period in the prior fiscal year.
Gross profit in the six months ended December 31, 2017 increased $8.2 million, or 7.7%, to $114.5 million from $106.3 million in the six months ended December 31, 2016 and gross margin decreased to 38.3% in the six months ended December 31, 2017 from 39.4% in the six months ended December 31, 2016. This increase in gross profit was primarily due to the addition of the Boyd Business, while the decrease in gross margin was primarily due to the addition of the Boyd Business carrying a slightly lower gross margin, higher manufacturing costs associated with the production operations in the New Facility, and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the six months ended December 31, 2017, as compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended December 31, 2017, operating expenses increased $43.9 million, or 228.8%, to $63.1 million, or 37.7% of net sales, from $19.2 million, or 13.8% of net sales, in the three months ended December 31, 2016, primarily due to the effect of the recognition of $37.4 million in net gain from the sale of the Torrance Facility in the three months ended December 31, 2016, a $10.2 million increase in selling expenses, and a $0.1 million increase in general and administrative expenses. The increase in operating expenses was partially offset by a $(3.8) million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan. Restructuring and other transition expenses in the three months ended December 31, 2017 included expenses associated with the DSD Restructuring Plan.
Selling expenses increased $10.2 million in the three months ended December 31, 2017 as compared to the same period in the prior fiscal year, primarily due to $5.9 million and $0.8 million in selling expenses from the addition of the Boyd Business and West Coast Coffee, respectively, exclusive of their related depreciation and amortization expense, and $1.4 million in higher depreciation and amortization expense.
General and administrative expenses increased $0.1 million in the three months ended December 31, 2017 as compared to the same period in the prior fiscal year primarily due to $2.6 million and $0.2 million in general and administrative expenses from the addition of the Boyd Business and West Coast Coffee, exclusive of their related depreciation and amortization expense, $1.0 million in acquisition and integration costs and $0.3 million in higher depreciation and amortization expense, partially offset by the absence of $3.7 million in non-recurring 2016 proxy contest expenses incurred in the three months ended December 31, 2016.
Restructuring and other transition expenses in the three months ended December 31, 2017 decreased $(3.8) million, as compared to the same period in the prior fiscal year primarily due to the absence of expenses related to our Corporate Relocation Plan, partially offset by $0.1 million in costs incurred in connection with the DSD Restructuring Plan in the three months ended December 31, 2017.
In the three months ended December 31, 2017 and 2016 net gains from sale of spice assets included $0.4 million and $0.3 million, respectively, in earnout.
In the six months ended December 31, 2017, operating expenses increased $45.5 million, or 67.0%, to $113.3 million or 37.9% of net sales, from $67.9 million, or 25.2% of net sales, in the six months ended December 31, 2016, primarily due to the effect of the recognition of $37.4 million in net gain from the sale of the Torrance Facility in the six months ended December 31, 2016, a $10.7 million increase in selling expenses, a $2.5 million increase in general and administrative expenses and a $1.6 million reduction in net gains from sales of other assets. The increase in operating expenses was partially offset by a $(6.7) million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan. Restructuring and other transition expenses in the six months ended December 31, 2017 also included expenses associated with the DSD Restructuring Plan.
Selling expenses increased $10.7 million in the six months ended December 31, 2017 as compared to the same period in the prior fiscal year, primarily due to $5.9 million and $1.5 million in selling expenses from the addition of the Boyd

Business and West Coast Coffee, respectively, exclusive of their related depreciation and amortization expense and $2.1 million in higher depreciation and amortization expense.
General and administrative expenses increased $2.5 million in the six months ended December 31, 2017 as compared to the same period in the prior fiscal year primarily due to $3.4 million in acquisition and integration costs, $2.6 million in expenses from the addition of the Boyd Business, and $1.1 million in higher depreciation and amortization expense, partially offset by the absence of $5.0 million in non-recurring 2016 proxy contest expenses incurred in the six months ended December 31, 2016.
Restructuring and other transition expenses in the six months ended December 31, 2017 decreased $(6.7) million, as compared to the same period in the prior fiscal year primarily due to the absence of expenses related to our Corporate Relocation Plan, partially offset by $0.3 million in costs incurred in connection with the DSD Restructuring Plan in the six months ended December 31, 2017.
In each of the six months ended December 31, 2017 and 2016 net gains from sale of spice assets included $0.5 million in earnout.
Income from Operations
Income from operations in the three and six months ended December 31, 2017 was $2.4 million and $1.2 million, respectively, as compared to $35.9 million and $38.4 million, respectively, in the three and six months ended December 31, 2016.
Income from operations in the three and six months ended December 31, 2017 as compared to the comparable periods of the prior fiscal year was primarily driven by lower net gains from sales of assets, including $37.4 million in net gains from the sale of the Torrance Facility recognized in the prior year periods, and higher selling expenses and higher general and administrative expenses primarily due to the addition of the Boyd Business, acquisition and integration costs, and higher depreciation and amortization expense, partially offset by higher gross profit and lower restructuring and other transition expenses associated with the Corporate Relocation Plan.
Total Other (Expense) Income
Total other expense in the three and six months ended December 31, 2017 was $(0.3) million and $(0.7) million, respectively, compared to $(2.4) million and $(2.2) million in the three and six months ended December 31, 2016. The changes in total other expense in the three and six months ended December 31, 2017 were primarily a result of liquidating substantially all of our investment in preferred securities in the fourth quarter of fiscal 2017 to fund expenditures associated with our New Facility, and lower mark-to-market losses on coffee-related derivative instruments, offset by higher interest expense as compared to the same periods in the prior fiscal year.
Net gains on investments in the three and six months ended December 31, 2017 were $16,000 and $7,000, respectively, as compared to net losses on investments of $(1.3) million and $(1.1) million in the comparable periods of the prior fiscal year. Net losses on coffee-related derivative instruments in the three and six months ended December 31, 2017 were $(0.2) million and $(0.1) million, respectively, compared to $(1.2) million in each of the comparable periods of the prior fiscal year due to mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges.
Interest expense in the three and six months ended December 31, 2017, was $(0.9) million and $(1.4) million, respectively, as compared to $(0.5) million and $(0.9) million, respectively, in the comparable periods of the prior fiscal year. The higher interest expense in the three and six months ended December 31, 2017 was primarily due to higher outstanding borrowings on our revolving credit facility.
Income Taxes
In the three and six months ended December 31, 2017, we recorded income tax expense of $20.9 million and $20.2 million, respectively, compared to $13.4 million and $14.5 million, respectively, in the three and six months ended December 31, 2016.  As of June 30, 2017, our net deferred tax assets totaled $63.1 million.  In the six months ended December 31, 2017, our net deferred tax assets decreased by $17.5 million to $45.6 million. These changes are primarily the result of the Tax Cut and Jobs Act of 2017 effective December 22, 2017. See Note 18, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Net Loss
As a result of the foregoing factors, net loss was $(18.8) million, or $(1.13) per common share available to common stockholders, in the three months ended December 31, 2017 as compared to net income of $20.1 million, or $1.20 per common share available to common stockholders—diluted, in the three months ended December 31, 2016. Net loss was $(19.7) million, or $(1.19) per common share available to common stockholders, in the six months ended December 31, 2017 as compared to net income of $21.7 million, or $1.30 per common share available to common stockholders—diluted, in the six months ended December 31, 2016.

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net (loss) income” is defined as net (loss) income excluding the impact of:

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
“Non-GAAP net (loss) income per diluted common share” is defined as Non-GAAP net (loss) income divided by the weighted-average number of common shares outstanding, inclusive of the dilutive effect of common equivalent shares outstanding during the period.
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
In the first quarter of fiscal 2017, we modified the calculation of Non-GAAP net (loss) income and Non-GAAP net (loss) income per diluted common share (i) to exclude non-recurring expenses for legal and other professional services incurred in connection with the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of stockholders (“2016 proxy contest-related expenses”) and non-cash interest expense accrued on the

Torrance Facility sale-leaseback financing obligation which has been included in the computation of the gain on sale upon conclusion of the leaseback arrangement, and (ii) to include income tax expense (benefit) on the non-GAAP adjustments based on the Company’s applicable marginal tax rate. We also modified Adjusted EBITDA and Adjusted EBITDA Margin to exclude 2016 proxy contest-related expenses. These modifications to our non-GAAP financial measures were made because such expenses are not reflective of our ongoing operating results and adjusting for them will help investors with comparability of our results.
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
Beginning in the fourth quarter of fiscal 2017, we modified the calculation of Non-GAAP net (loss) income, Non-GAAP net (loss) income per diluted common share, Adjusted EBITDA and Adjusted EBITDA Margin to exclude acquisition and integration costs. Acquisition and integration costs include legal expenses, consulting expenses and internal costs associated with acquisitions and integration of those acquisitions. Beginning in the fourth quarter of fiscal 2017 acquisition and integration costs were significant and, we believe, excluding them will help investors to better understand our operating results and more accurately compare them across periods. We have not adjusted the historical presentation of Non-GAAP net (loss) income, Non-GAAP net (loss) income per diluted common share, Adjusted EBITDA and Adjusted EBITDA Margin because acquisition and integration costs in prior periods were not material to the Company’s results of operations.
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
Non-GAAP net (loss) income, Non-GAAP net (loss) income per diluted common share, EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin, as defined by us, may not be comparable to similarly titled measures reported by other companies. We do not intend for non-GAAP financial measures to be considered in isolation or as a substitute for other measures prepared in accordance with GAAP.

Set forth below is a reconciliation of reported net (loss) income to Non-GAAP net (loss) income and reported net (loss) income per common share-diluted to Non-GAAP net (loss) income per diluted common share (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share data)	2017	2016	2017	2016
Net (loss) income, as reported	$(18,768)	$20,076	$(19,746)	$21,694
Restructuring and other transition expenses	139	3,965	259	6,995
Net gain from sale of Torrance Facility	—	(37,449)	—	(37,449)
Net gains from sale of spice assets	(395)	(334)	(545)	(492)
Net losses (gains) from sales of other assets	91	114	144	(1,439)
Non-recurring 2016 proxy contest-related expenses	—	3,719	—	4,990
Interest expense on sale-leaseback financing obligation	—	371	—	681
Acquisition and integration costs	972	—	3,382	—
Income tax (benefit) expense on non-GAAP adjustments	(258)	11,549	(1,037)	10,418
Non-GAAP net (loss) income	$(18,219)	$2,011	$(17,543)	$5,398

Net (loss) income per common share—diluted, as reported	$(1.12)	$1.20	$(1.18)	$1.30
Impact of restructuring and other transition expenses	$0.01	$0.24	$0.02	$0.42
Impact of net gain from sale of Torrance Facility	$—	$(2.24)	$—	$(2.24)
Impact of net gains from sale of spice assets	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Impact of net losses (gains) from sales of other assets	$0.01	$0.01	$0.01	$(0.09)
Impact of non-recurring 2016 proxy contest-related expenses	$—	$0.22	$—	$0.30
Impact of interest expense on sale-leaseback financing obligation	$—	$0.02	$—	$0.04
Impact of acquisition and integration costs	$0.06	$—	$0.20	$—
Impact of income tax (benefit) expense on non-GAAP adjustments	$(0.02)	$0.69	$(0.06)	$0.62
Non-GAAP net (loss) income per diluted common share	$(1.09)	$0.12	$(1.05)	$0.32

Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2017	2016	2017	2016
Net (loss) income, as reported	$(18,768)	$20,076	$(19,746)	$21,694
Income tax expense	20,910	13,416	20,200	14,499
Interest expense	861	524	1,384	913
Depreciation and amortization expense	8,077	5,075	15,330	10,086
EBITDA	$11,080	$39,091	$17,168	$47,192
EBITDA Margin	6.6%	28.1%	5.7%	17.5%

Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2017	2016	2017	2016
Net (loss) income, as reported	$(18,768)	$20,076	$(19,746)	$21,694
Income tax expense	20,910	13,416	20,200	14,499
Interest expense	861	524	1,384	913
(Income) loss from short-term investments	(21)	895	(19)	274
Depreciation and amortization expense	8,077	5,075	15,330	10,086
ESOP and share-based compensation expense	1,038	1,152	1,844	2,094
Restructuring and other transition expenses	139	3,965	259	6,995
Net gain from sale of Torrance Facility	—	(37,449)	—	(37,449)
Net gains from sale of spice assets	(395)	(334)	(545)	(492)
Net losses (gains) from sales of other assets	91	114	144	(1,439)
Non-recurring proxy contest-related expenses	—	3,719	—	4,990
Acquisition and integration costs	972	—	3,382	—
Adjusted EBITDA	$12,904	$11,153	$22,233	$22,165
Adjusted EBITDA Margin	7.7%	8.0%	7.4%	8.2%

Liquidity, Capital Resources and Financial Condition
Credit Facility
We maintain a $125.0 million senior secured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million respectively. The Revolving Facility includes an accordion feature whereby we may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on our eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee is a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations are collateralized by all of our assets, excluding certain real property not included in the borrowing base, and machinery and equipment (other than inventory). Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. We are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to us. We are allowed to pay dividends, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Revolving Facility matures on August 25, 2022.
At December 31, 2017, we were eligible to borrow up to a total of $110.0 million under the Revolving Facility and had outstanding borrowings of $84.4 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $24.5 million. At December 31, 2017, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.62%. At December 31, 2017, we were in compliance with all of the restrictive covenants under the Revolving Facility.
At January 31, 2018, we had estimated outstanding borrowings of $80.2 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $28.7 million. At January 31, 2018, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.59%.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. At December 31, 2017, we had $5.4 million in cash and cash equivalents. In the fourth quarter of fiscal 2017, we liquidated substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas. In the second quarter ended December 31, 2017, we liquidated the remaining security in our preferred stock portfolio and at December 31, 2017 the preferred stock portfolio was closed.
We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations and other liquid assets, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products.
Net cash used in operating activities was $(1.5) million in the six months ended December 31, 2017 compared to net cash provided by operating activities of $11.3 million in the six months ended December 31, 2016. Net cash used in operating activities in the six months ended December 31, 2017 was primarily due to a higher level of cash outflows from operating activities primarily due to an increase in inventory balances and payment of accounts payable balances, and lower cash inflows from operations due to an increase in accounts receivable balances. The increase in cash outflows was primarily related to the addition of the Boyd Business as well as softer than expected sales resulting in higher inventories. Net cash provided by operating activities in the six months ended December 31, 2016 was primarily due to higher net income and a higher level of cash inflows from operating activities resulting primarily from the increase in deferred income taxes and accounts payable balances, partially offset by cash outflows from increases in inventory, payment of previously accrued bonus and restructuring and other transition expenses related to the Torrance Facility closure, purchases of short-term investments, a decrease in derivative assets and lower cash inflows from higher accounts receivable balances.
Net cash used in investing activities in the six months ended December 31, 2017 was $55.8 million as compared to $56.5 million in the six months ended December 31, 2016. In the six months ended December 31, 2017, net cash used in investing activities included $39.6 million in cash, primarily used to acquire the Boyd Business, $14.7 million in cash used for purchases of property, plant and equipment, and $1.6 million in purchases of assets in connection with construction of the New Facility, partially offset by $0.1 million in proceeds from sales of property, plant and equipment, primarily equipment. In the six months ended December 31, 2016, net cash used in investing activities included $26.9 million for purchases of property, plant and equipment, $21.8 million in purchases of assets in connection with construction of the New Facility, and $11.1 million net of cash acquired, in connection with the China Mist acquisition, offset by $3.3 million in proceeds from sales of property, plant and equipment, primarily real estate.
Net cash provided by financing activities in the six months ended December 31, 2017 was $56.5 million as compared to $32.5 million in the six months ended December 31, 2016. Net cash provided by financing activities in the six months ended December 31, 2017 included $56.8 million in net borrowings under our Revolving Facility, and $0.6 million in proceeds from stock option exercises, partially offset by $0.6 million used to pay capital lease obligations and $0.4 million in financing costs associated with the amendment of the Revolving Facility. Net cash provided by financing activities in the six months ended December 31, 2016 included $42.5 million in proceeds from sale-leaseback financing associated with the sale of the Torrance Facility, $7.7 million in proceeds from lease financing in connection with the purchase of the partially constructed New Facility, $18.4 million in net borrowings under our Revolving Facility, and $0.4 million in proceeds from stock option exercises, partially offset by $35.8 million in repayments on lease financing to acquire the partially constructed New Facility upon purchase option closing, and $0.6 million used to pay capital lease obligations.
Acquisitions
On October 2, 2017, we acquired substantially all of the assets and certain specified liabilities of Boyd Coffee. At closing, for consideration of the purchase, we paid Boyd Coffee $38.9 million in cash from borrowings under our Revolving Facility and issued to Boyd Coffee 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), with a fair value of $11.8 million as of the closing date. Additionally, we held back $3.2 million in cash and 6,300 shares of Series A Preferred Stock, with a fair value of $4.8 million as of the closing date, for the satisfaction of any post-closing working capital adjustments and to secure Boyd Coffee’s (and the other seller parties’) indemnification obligations under the purchase agreement.

In addition to the $3.2 million cash holdback, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer plans. The parties are in the process of determining the final net working capital under the purchase agreement. At December 31, 2017, we estimated a net working capital adjustment of $(8.1) million, which is reflected in the preliminary purchase price allocation. The purchase price allocation is preliminary as we are in the process of finalizing the valuation inputs including growth assumptions, cost projections and discount rates which are used in the fair value calculation of certain assets as well as the determination of the final post-closing net working capital adjustment. The preliminary purchase price allocation is subject to change and such change could be material based on numerous factors, including the final estimated fair value of the assets acquired and liabilities assumed and the amount of the final post-closing net working capital adjustment.
At closing, the parties entered into a transition services agreement where Boyd Coffee agreed to provide certain accounting, marketing, sales and distribution support during a transition period of up to 12 months. We also entered into a co-manufacturing agreement with Boyd Coffee for a transition period of up to 12 months as we transition production into our plants. Amounts paid by the Company to Boyd Coffee for these services totaled $9.2 million in the three and six months ended December 31, 2017.

On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist for aggregate purchase consideration of $12.2 million, consisting of $11.2 million in cash paid at closing including working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million, and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. On February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee for aggregate purchase consideration of $15.5 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, post-closing working capital adjustment of $(0.2) million and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. We funded the purchase price for these acquisitions with proceeds under our Revolving Facility and cash flows from operations. See Note 3, Acquisitions, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
DSD Restructuring Plan
On February 21, 2017, we announced the DSD Restructuring Plan. We have revised our estimated time of completion of the DSD Restructuring Plan from the end of the second quarter of fiscal 2018 to the end of fiscal 2018. We estimate that we will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges by the end of fiscal 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. Expenses related to the DSD Restructuring Plan in the three and six months ended December 31, 2017 consisted of $0 and $24,000, respectively, in employee-related costs and $0.1 million and $0.2 million, respectively, in other related costs. Since the adoption of the DSD Restructuring Plan through December 31, 2017, we have recognized and paid a total of $2.7 million in aggregate cash costs including $1.1 million in employee-related costs, and $1.6 million in other related costs. The remaining estimated costs of $1.0 million to $2.2 million are expected to be incurred in the remainder of fiscal 2018. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. See Note 4, Restructuring Plans-Direct Store Delivery (“DSD”) Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Corporate Relocation Plan
We estimated that we would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan in fiscal 2015 through December 31, 2017, we have recognized a total of $31.5 million in aggregate cash costs, including $17.1 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs recorded in “Restructuring and other transition expenses” in our Condensed Consolidated Statements of Operations. We completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017 and have $0.1 million in unpaid expenses related to employee-related costs, which is expected to be paid by the end of fiscal 2018. Additionally, from inception through December 31, 2017, we recognized non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. We may incur certain pension-related costs in connection with the Corporate Relocation Plan which are not included in the estimated $31 million in aggregate cash costs. See Note 4, Restructuring Plans—Corporate Relocation Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
New Facility Costs
We estimated that the total construction costs including the cost of the land for the New Facility would be approximately $60 million. As of December 31, 2017, we have incurred an aggregate of $60.8 million in construction costs. In addition to the costs to complete the construction of the New Facility, we estimated that we would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures, and related expenditures in connection with construction of the New Facility of which we have incurred an aggregate of $33.2 million as of December 31, 2017, including $22.5 million under the amended building contract for the New Facility. See Note 5, New Facility of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures and related expenditures in connection with the initial construction of the New Facility were incurred in the first three quarters of fiscal 2017. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
The following table summarizes the expenditures incurred for construction of the New Facility as of December 31, 2017 as compared to the final budget:

	Expenditures Incurred			Budget
(In thousands)	Six Months Ended December 31, 2017	Through Fiscal Year Ended June 30, 2017	Total	Lower bound	Upper bound
Building and facilities, including land	$—	$60,770	$60,770	$55,000	$60,000
Machinery and equipment; furniture and fixtures	—	33,241	$33,241	35,000	39,000
Total	$—	$94,011	$94,011	$90,000	$99,000
Capital Expenditures
For the six months ended December 31, 2017 and 2016, our capital expenditures paid were as follows:

	Six Months Ended December 31,
(In thousands)	2017	2016
Coffee brewing equipment	$4,816	$5,885
Building and facilities	265	—
Vehicles, machinery and equipment	5,051	5,735
Software, office furniture and equipment	1,625	1,739
Capital expenditures excluding New Facility	$11,757	$13,359
New Facility:
Building and facilities, including land(1)	$1,577	$21,783
Machinery and equipment	2,489	10,554
Software, office furniture and equipment	426	2,951
Capital expenditures, New Facility	$4,492	$35,288
Total capital expenditures	$16,249	$48,647
___________
(1) Includes $21.8 million in purchase of assets for New Facility construction in the six months ended December 31, 2016.

In the six months ended December 31, 2017, we paid $4.5 million in capital expenditures for the New Facility. In fiscal 2018 we anticipate paying between $8 million to $11 million in capital expenditures to support investments in the business and to expand our customer base of which $2.7 million has been paid in the six months ended December 31, 2017. Additionally, in fiscal 2018 we expect to pay approximately $20 million to $22 million in expenditures to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware of which $9.1 million has been paid in the six months ended December 31, 2017.
Depreciation and amortization expense was $8.1 million and $5.1 million in the three months ended December 31, 2017 and 2016, respectively. Depreciation and amortization expense was $15.3 million and $10.1 million, in the six months ended December 31, 2017 and 2016, respectively. We anticipate our depreciation and amortization expense will be approximately $8.0 million to $8.5 million per quarter in the remainder of fiscal 2018 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Working Capital
At December 31, 2017 and June 30, 2017, our working capital was composed of the following:

	December 31, 2017	June 30, 2017
(In thousands)
Current assets	$150,355	$117,164
Current liabilities	166,062	97,267
Working capital	$(15,707)	$19,897

Contractual Obligations
During the three months ended December 31, 2017, other than the following, there were no material changes in our contractual obligations.
At December 31, 2017, we had committed to purchase additional equipment for the New Facility totaling $6.3 million.
At December 31, 2017, we had outstanding borrowings of $84.4 million under our Revolving Facility, as compared to outstanding borrowings of $27.6 million at June 30, 2017. The increase in outstanding borrowings in the six months ended December 31, 2017 included $39.5 million to fund the purchase price for the Boyd Business and initial Company obligations under the post-closing transition services agreement.
In connection with the Boyd Coffee acquisition, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer plans. As we have not made this payment as of December 31, 2017 and we expect settling the pension liability will take greater than twelve months, the multiemployer plan holdback is recorded in other long-term liabilities on our Condensed Consolidated Balance Sheet at December 31, 2017.
As of December 31, 2017, we had committed to purchase green coffee inventory totaling $55.3 million under fixed-price contracts and other purchases totaling $12.9 million under non-cancelable purchase orders.
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
In the fourth quarter of fiscal 2017, we liquidated substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas. In the second quarter ended December 31, 2017, we liquidated the remaining security in our preferred stock portfolio and at December 31, 2017 the preferred stock portfolio was closed.
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At December 31, 2017, we had outstanding borrowings of $84.4 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $24.5 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at December 31, 2017 was 3.62%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the Revolving Facility, excluding interest on letters of credit, based on the weighted average interest rate on the outstanding borrowings as of December 31, 2017:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$84,430	2.13%	$1,798
–100 basis points	$84,430	2.63%	$2,221
Unchanged	$84,430	3.63%	$3,065
+100 basis points	$84,430	4.63%	$3,909
+150 basis points	$84,430	5.13%	$4,331

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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended December 31, 2017 and 2016, respectively, we reclassified $(0.6) million in net losses and $0.2 million in net gains on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative’s change in fair value is recognized currently in “Other, net.” For the six months ended December 31, 2017 and 2016, respectively, we reclassified $(0.6) million and $(0.3) million in net losses on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three months ended December 31, 2017 and 2016, we recognized in “Other, net” $0 and $(41,000) in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. For the six months ended December 31, 2017 and 2016, we recognized in “Other, net” $48,000 in net gains and $(28,000) in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended December 31, 2017 and 2016, we recorded in “Other, net” net losses of $(0.2) million and $(1.2) million, respectively, on coffee-related derivative instruments not designated as accounting hedges. In the six months ended December 31, 2017 and 2016, we recorded in “Other, net” net losses of $(93,000) and $(1.2) million, respectively, on coffee-related derivative instruments not designated as accounting hedges.
The following table summarizes the potential impact as of December 31, 2017 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$211	$(211)	$4,202	$(4,202)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2017. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2017, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On October 2, 2017, we completed the acquisition of substantially all of the assets and certain specified liabilities of Boyd Coffee Company. We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete the integration.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 21, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Michael H. Keown
Michael H. Keown President and Chief Executive Officer (chief executive officer)
February 7, 2018

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
February 7, 2018

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

4.2
Specimen Stock Certificate for Series A Convertible Participating Cumulative Perpetual Preferred Stock (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017 and incorporated herein by reference).

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

10.3
Joinder Agreement, dated as of October 11, 2016, by and among China Mist Brands, Inc., Farmer Bros. Co., as the Borrower Representative, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of March 2, 2015 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 filed with the SEC on February 9, 2017 and incorporated herein by reference).

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

10.6
Joinder Agreement, dated as of November 29, 2017, by and among Boyd Assets Co., Farmer Bros. Co., as the Borrower’s Representative, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of March 2, 2015, as amended by that certain First Amendment to Credit Agreement, dated as of August 25, 2017(filed herewith).

10.7
Joinder to Pledge and Security Agreement, dated as of November 29, 2017, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., China Mist Brands, Inc., Boyd Assets Co. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.8
Farmer Bros. Co. Pension Plan for Salaried Employees (filed (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.9
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.10
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 6, 2013 and incorporated herein by reference).**

10.11
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.12
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.13
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.14
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).**

10.15
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.16
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.17
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

10.18
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2017 (filed herewith).**

10.19
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.20
Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.21
ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.22
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.23
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).**

10.24
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.25
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and David G. Robson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.26
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Ellen D. Iobst (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.27
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Scott A. Siers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.28
Form of First Amendment to Employment Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.29
Confidential General Release and Separation Agreement by and between Barry C. Fischetto and Farmer Bros. Co. dated February 17, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2017 and incorporated herein by reference).**

10.30
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.31
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.32
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.33
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.34
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.35
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Grant Agreement (Directors) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.36
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Grant Agreement (Employees) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.37
Farmer Bros. Co. 2017 Long-Term Incentive Plan (as approved by the stockholders at the Special Meeting of Stockholders on June 20, 2017) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference)**

10.38
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.39
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.40
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2013 and incorporated herein by reference).**

10.41
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.42
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.43
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.44
Form of First Amendment to Change in Control Severance Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.45
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (with schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017 and incorporated herein by reference).**

10.46
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.47
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

10.50
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.51
First Amendment to Development Management Agreement dated as of January 1, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.52
Second Amendment to Development Management Agreement dated as of March 25, 2016, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.53
AIA Document A141 - 2014, Standard Form of Agreement Between Owner and Design-Builder, dated as of September 22, 2015, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016 and incorporated herein by reference).

10.54
Change Order No. 12, dated as of September 17, 2016, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2016 and incorporated herein by reference).

10.55
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 11, 2016, by and between Farmer Bros. Co. as Seller, and Bridge Acquisition, LLC as Buyer (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.56
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

________________

*
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish copies of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

**	Management contract or compensatory plan or arrangement.