Form 10-Q
period 2018-03-31
FARMER BROTHERS CO
filed 2018-05-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
YES ☐ NO  ☒
As of May 8, 2018, the registrant had 16,927,988 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,974	$6,241
Short-term investments	—	368
Accounts receivable, net	61,988	46,446
Inventories	75,080	56,251
Income tax receivable	156	318
Prepaid expenses	8,841	7,540
Total current assets	153,039	117,164
Property, plant and equipment, net	183,501	176,066
Goodwill	36,561	10,996
Intangible assets, net	32,207	18,618
Other assets	7,127	6,837
Deferred income taxes	45,779	63,055
Total assets	$458,214	$392,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	59,059	39,784
Accrued payroll expenses	16,369	17,345
Short-term borrowings under revolving credit facility	85,885	27,621
Short-term obligations under capital leases	239	958
Short-term derivative liabilities	2,604	1,857
Other current liabilities	10,878	9,702
Total current liabilities	175,034	97,267
Accrued pension liabilities	49,988	51,281
Accrued postretirement benefits	18,435	19,788
Accrued workers’ compensation liabilities	6,365	7,548
Other long-term liabilities-capital leases	77	237
Other long-term liabilities	2,008	1,480
Total liabilities	$251,907	$177,601
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 and zero shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively; liquidation preference of $821 and $0 as of March 31, 2018 and June 30, 2017, respectively	15	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,927,988 and 16,846,002 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	16,928	16,846
Additional paid-in capital	54,780	41,495
Retained earnings	199,252	221,182
Unearned ESOP shares	(2,145)	(4,289)
Accumulated other comprehensive loss	(62,523)	(60,099)
Total stockholders’ equity	$206,307	$215,135
Total liabilities and stockholders’ equity	$458,214	$392,736
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net sales	$157,927	$138,187	$457,006	$407,700
Cost of goods sold	99,117	84,367	283,670	247,586
Gross profit	58,810	53,820	173,336	160,114
Selling expenses	44,736	40,377	132,979	117,912
General and administrative expenses	13,766	9,196	39,007	31,925
Restructuring and other transition expenses	52	2,547	311	9,542
Net gain from sale of Torrance Facility	—	—	—	(37,449)
Net gains from sale of spice assets	(110)	(272)	(655)	(764)
Net gains from sales of other assets	(590)	(86)	(446)	(1,525)
Impairment losses on intangible assets	3,820	—	3,820	—
Operating expenses	61,674	51,762	175,016	119,641
(Loss) income from operations	(2,864)	2,058	(1,680)	40,473
Other (expense) income:
Dividend income	1	273	12	808
Interest income	—	147	2	435
Interest expense	(902)	(517)	(2,286)	(1,430)
Other, net	154	1,044	794	(1,088)
Total other (expense) income	(747)	947	(1,478)	(1,275)
(Loss) income before taxes	(3,611)	3,005	(3,158)	39,198
Income tax expense	297	1,411	20,497	15,910
Net (loss) income	$(3,908)	$1,594	$(23,655)	$23,288
Less: Cumulative preferred dividends, undeclared and unpaid	128	—	257	—
Net (loss) income available to common stockholders	$(4,036)	$1,594	$(23,912)	$23,288
Net (loss) income per common share available to common stockholders—basic	$(0.24)	$0.10	$(1.43)	$1.40
Net (loss) income per common share available to common stockholders—diluted	$(0.24)	$0.10	$(1.43)	$1.39
Weighted average common shares outstanding—basic	16,760,145	16,605,754	16,727,624	16,584,125
Weighted average common shares outstanding—diluted	16,760,145	16,721,774	16,727,624	16,704,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net (loss) income	$(3,908)	$1,594	$(23,655)	$23,288
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges, net of tax	(2,437)	104	(4,148)	(1,249)
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	1,355	(516)	1,724	(366)
Total comprehensive (loss) income, net of tax	$(4,990)	$1,182	$(26,079)	$21,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(23,655)	$23,288
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,727	16,613
Provision for (recovery of) doubtful accounts	369	(44)
Impairment losses on intangible assets	3,820	—
Change in estimated fair value of contingent earnout consideration	(500)	—
Interest on sale-leaseback financing obligation	—	681
Restructuring and other transition expenses, net of payments	(1,084)	2,191
Deferred income taxes	20,138	15,766
Net gain from sale of Torrance Facility	—	(37,449)
Net gains from sales of spice assets and other assets	(1,101)	(2,289)
ESOP and share-based compensation expense	2,892	2,996
Net losses on derivative instruments and investments	3,292	793
Change in operating assets and liabilities:
Purchases of trading securities	—	(4,216)
Proceeds from sales of trading securities	375	2,911
Accounts receivable	(8,417)	(3,994)
Inventories	(9,533)	(13,242)
Income tax receivable	162	(46)
Derivative (liabilities) assets, net	(6,091)	3,845
Prepaid expenses and other assets	920	(203)
Accounts payable	7,516	11,293
Accrued payroll expenses and other current liabilities	353	(5,712)
Accrued postretirement benefits	(1,353)	(624)
Other long-term liabilities	(2,476)	(2,028)
Net cash provided by operating activities	$8,354	$10,530
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	$(39,608)	$(25,853)
Purchases of property, plant and equipment	(25,889)	(35,497)
Purchases of assets for construction of New Facility	(1,577)	(26,653)
Proceeds from sales of property, plant and equipment	1,565	3,984
Net cash used in investing activities	$(65,509)	$(84,019)
(continued on next page)

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from revolving credit facility	$76,513	$67,583
Repayments on revolving credit facility	(18,249)	(23,517)
Proceeds from sale-leaseback financing obligation	—	42,455
Proceeds from New Facility lease financing obligation	—	7,662
Repayments of New Facility lease financing obligation	—	(35,772)
Payments of capital lease obligations	(878)	(1,107)
Payment of financing costs	(560)	—
Proceeds from stock option exercises	1,062	823
Tax withholding payment - net share settlement of equity awards	—	(6)
Net cash provided by financing activities	$57,888	$58,121
Net increase (decrease) in cash and cash equivalents	$733	$(15,368)
Cash and cash equivalents at beginning of period	6,241	21,095
Cash and cash equivalents at end of period	$6,974	$5,727

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$—	$353
Net change in derivative assets and liabilities included in other comprehensive (loss) income, net of tax	$(2,424)	$(1,615)
Non-cash additions to property, plant and equipment	$2,146	$8,515
Non-cash portion of earnout receivable recognized—spice assets sale	$183	$229
Non-cash portion of earnout payable recognized—China Mist acquisition	$—	$500
Non-cash portion of earnout payable recognized—West Coast Coffee acquisition	$—	$600
Non-cash receivable from West Coast Coffee—post-closing final working capital adjustment	$218	$—
Non-cash consideration given—Issuance of Series A Preferred Stock	$11,756	$—
Non-cash Multiemployer Plan Holdback payable recognized—Boyd Coffee acquisition	$1,056	$—
Option costs paid with exercised shares	$—	$174
Cumulative preferred dividends, undeclared and unpaid	$257	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Events occurring subsequent to March 31, 2018 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2018.
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
During the three and nine months ended March 31, 2018, other than as set forth below and the adoption of Accounting Standards Update (“ASU”) No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), and ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”), there were no significant updates made to the Company’s significant accounting policies.
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the three months ended March 31, 2018 and 2017 were $9.5 million and $7.0 million, respectively. Coffee brewing equipment costs included in cost of goods sold in the nine months ended March 31, 2018 and 2017 were $23.1 million and $19.9 million, respectively.
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. Such depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold in the three months ended March 31, 2018 and 2017 was $2.1 million and $2.3 million, respectively, and $6.5 million and $6.9 million, respectively, in the nine months ended March 31, 2018 and 2017. The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $8.1 million and $8.3 million in the nine months ended March 31, 2018 and 2017, respectively.
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
Impairment of Goodwill and Indefinite-lived Intangible Assets

Historically, the Company performed its annual assessment of impairment of goodwill and indefinite-lived intangible assets as of June 30.  During the three months ended December 31, 2017, the Company voluntarily changed its annual impairment assessment date from June 30 to January 31.  The Company believes this change in assessment date, which represents a change in the method of applying an accounting principle, is preferred under the circumstances.  Due to recent acquisitions, the Company’s goodwill and indefinite-lived intangible asset balances have increased. The Company believes the change in measurement date will provide additional time to complete the annual assessment of impairment of goodwill and indefinite-lived intangible assets in advance of year-end reporting. See Note 13.

Shipping and Handling Costs
Shipping and handling costs incurred through outside carriers are recorded as a component of the Company’s selling expenses and were $7.6 million and $6.0 million, respectively, in the three months ended March 31, 2018 and 2017, and $19.5 million and $17.2 million, respectively, in the nine months ended March 31, 2018 and 2017.
Share-based Compensation
The Company measures all share-based compensation cost at the grant date, based on the fair values of the awards that are ultimately expected to vest, and recognizes that cost as an expense on a straight line-basis in its consolidated statements of operations over the requisite service period. Fair value of restricted stock and performance-based restricted stock units is the closing price of the Company's common stock on the date of grant. The Company estimates the fair value of option

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

awards using the Black-Scholes option valuation model, which requires management to make certain assumptions for estimating the fair value of stock options at the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s stock options. Although the fair value of stock options is determined using an option valuation model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
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
Recently Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12. ASU 2017-12 amends the hedge accounting model in Accounting Standards Codification (“ASC”) 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. ASU 2017-12 expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance in ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, and is effective for the Company beginning July 1, 2019. Early adoption is permitted in any interim period or fiscal year before the effective date. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The Company early adopted ASU 2017-12 as of September 30, 2017 for its cash flow hedges related to coffee commodity purchases. Adoption of ASU 2017-12 resulted in a cumulative adjustment of $0.3 million to the opening balance of retained earnings as of October 1, 2017. Adoption of ASU 2017-12 did not have any other material effect on the results of operations, financial position or cash flows of the Company.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
New Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”).  ASU 2018-05 amends ASC 740 (Income Taxes) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impact of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. If the Company is not able to make a reasonable estimate for the impact of the Tax Act, it should not be recorded until a reasonable estimate can be made during the measurement period.  The Company recorded provisional adjustments and expects to finalize the provisional amounts within one year from the enactment date. See Note 18.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects.  The guidance in ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, and is effective for the Company beginning July 1, 2019 and should be applied either in the period of adoption or retrospectively.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2018-02 will have on its consolidated financial statements.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will have a material effect on the Company’s financial position resulting from the increase in assets and liabilities.
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09,

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

“Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. ASU 2014-09 is effective for the Company beginning July 1, 2018. The Company has evaluated the provisions of ASU 2014-09 and assessed its impact on the Company’s financial statements, information systems, business processes, and financial statement disclosures. The Company has analyzed its revenue streams, performed detailed contract reviews for each stream, and evaluated the impact ASU 2014-09 will have on revenue recognition. The Company primarily recognizes revenue at point of sale or delivery and has determined that this will not change under the new standard. There are certain unique arrangements related to the contracts from recent acquisitions in which revenue recognition will be impacted, however, the Company does not expect that the adoption of ASU 2014-09 will have a material effect on the results of operations, financial position or cash flows of the Company. In addition, the Company anticipates expanded disclosures related to revenue in order to comply with ASU 2014-09 and intends to adopt ASU 2014-09 using the modified retrospective method.

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
The Company acquired China Mist for aggregate purchase consideration of $12.2 million, consisting of $11.2 million in cash paid at closing including estimated working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million, and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. This contingent earnout liability was estimated to have a fair value of $0.5 million as of the closing date and was recorded in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet at June 30, 2017. At March 31, 2018, the Company recorded a change in the estimated fair value of contingent earnout consideration of $(0.5) million, resulting in a balance of zero as the Company does not expect the contingent sales levels to be reached.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes the final allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid, net of cash acquired	$11,183
Post-closing final working capital adjustments	553
Fair value of contingent consideration	500
Total consideration	$12,236

Accounts receivable	$811
Inventory	544
Prepaid assets	48
Property, plant and equipment	189
Goodwill	2,927
Intangible assets:
Recipes	930	7
Non-compete agreement	100	5
Customer relationships	2,000	10
Trade name/trademark—indefinite-lived	5,070
Accounts payable	(383)
Total consideration, net of cash acquired	$12,236

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
During the Company’s annual intangible asset impairment test as of January 31, 2018 and assessment of the recoverability of certain finite-lived intangible assets, the Company determined that the fair value of certain China Mist intangible assets was lower than the carrying value. As a result, the Company recorded an impairment charge during the three and nine months ended March 31, 2018. See Note 13.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

West Coast Coffee Company, Inc.
On February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. As part of the transaction, the Company entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot production, distribution and warehouse facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. The Company acquired West Coast Coffee for aggregate purchase consideration of $15.5 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, post-closing final working capital adjustments of $(0.2) million, and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. This contingent earnout liability was estimated to have a fair value of $0.6 million as of the closing date and is recorded in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet at March 31, 2018 and June 30, 2017. The earnout is expected to be paid within twenty-four months following the closing.
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

Boyd Coffee Company
On October 2, 2017 (“Closing Date”), the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee” or “Seller”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to the Company’s product portfolio, improve growth potential, increase the density and penetration of the Company’s distribution footprint, and increase capacity utilization at the Company’s production facilities.

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

In addition to the Holdback Cash, as part of the consideration for the purchase, at closing the Company held back $1.1 million in cash (the “Multiemployer Plan Holdback”) to pay, on behalf of the Seller, any assessment of withdrawal liability made against the Seller following the Closing Date in respect of the Seller’s multiemployer pension plan. As the Company has not made this payment as of March 31, 2018 and expects settling the pension liability will take greater than twelve months, the Multiemployer Plan Holdback is recorded in other long-term liabilities on the Company’s Condensed Consolidated Balance Sheet at March 31, 2018. See Note 17.

The parties are in the process of determining the final net working capital under the purchase agreement. At March 31, 2018, the Company estimated a net working capital adjustment of $(8.1) million, which is reflected in the preliminary purchase price allocation set forth below.

The following table summarizes the preliminary allocation of consideration transferred as of the acquisition date:

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid	$38,871
Holdback Cash Amount	3,150
Multiemployer Plan Holdback	1,056
Fair value of Series A Preferred Stock (14,700 shares)(1)	11,756
Fair value of Holdback Stock (6,300 shares)(1)	4,825
Preliminary estimated post-closing working capital adjustment	(8,059)
Total consideration	$51,599

Accounts receivable	$7,166
Inventory	9,415
Prepaid expense and other assets	1,951
Property, plant and equipment	4,936
Goodwill	25,732
Intangible assets:
Customer relationships	16,000	10
Trade name/trademark—indefinite-lived	3,100
Accounts payable	(15,080)
Other liabilities	(1,621)
Total consideration	$51,599
______________
(1) Fair value of Series A Preferred Stock and Holdback Stock as of the Closing Date, estimated as the sum of (a) the present value of the dividends payable thereon and (b) the stated value of the Series A Preferred Stock or Holdback Stock, as the case may be, adjusted for both the conversion premium and the discount for lack of marketability arising from conversion restrictions.

The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The purchase price allocation is preliminary as the Company is in the process of finalizing the final post-closing net working capital adjustment. The preliminary purchase price allocation is subject to change and such change could be material based on numerous factors, including the final estimated fair value of the assets acquired and liabilities assumed and the amount of the final post-closing net working capital adjustment.

In connection with this acquisition, the Company recorded goodwill of $25.7 million, which is deductible for tax purposes. The Company also recorded $16.0 million in finite-lived intangible assets that included customer relationships and $3.1 million in indefinite-lived intangible assets that included a trade name/trademark. Amounts recorded on the Company’s Condensed Consolidated Balance Sheet at March 31, 2018 reflect the adjustment to amounts allocated to goodwill and intangible assets during the quarter. The amortization period for the finite-lived intangible assets is 10.0 years. See Note 13.

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset and this method utilizes revenue and cost projections including an assumed contributory asset charge.

The following table presents the net sales and loss before taxes from the Boyd Business operations that are included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2018 (unaudited):

(In thousands)	March 31, 2018
	Three Months Ended	Nine Months Ended
Net sales	$22,848	$49,138
Income before taxes	$81	$592

The Company considers the acquisition to be material to the Company’s financial statements and has provided certain pro forma disclosures pursuant to ASC 805, “Business Combinations.”

The following table sets forth certain unaudited pro forma financial results for the Company for the three and nine months ended March 31, 2018 and 2017, as if the acquisition of the Boyd Business was consummated on the same terms as of the first day of the applicable fiscal period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
(In thousands)
Net sales	$157,927	$161,339	$478,988	$480,749
(Loss) income before taxes	$(3,611)	$2,838	$(2,832)	$39,252

At closing, the parties entered into a transition services agreement where the Seller agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. The Company also entered into a co-manufacturing agreement with the Seller for a transition period of up to 12 months as the Company transitions production into its plants. Amounts paid by the Company to the Seller for these services totaled $10.2 million and $19.4 million in the three and nine months ended March 31, 2018, respectively.

The Company has incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of legal and consulting expenses of $1.6 million and $5.0 million during the three and nine months ended March 31, 2018, respectively, which are included in general and administrative expenses in the Company's Condensed Consolidated Statements of Operations.

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
In the three and nine months ended March 31, 2018, no expenses associated with the Corporate Relocation Plan were incurred and there were no unpaid amounts at March 31, 2018.
The Company estimated that it would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan through March 31, 2018, the Company has recognized a total of $31.5 million in aggregate cash costs including $17.1 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company also recognized from inception through March 31, 2018 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan. See Note 14.

Direct Store Delivery (“DSD”) Restructuring Plan
On February 21, 2017, the Company announced a restructuring plan to reorganize its DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. The Company has revised its estimated time of completion of the DSD Restructuring Plan from the end of the second quarter of fiscal 2018 to the end of calendar 2018.
The Company estimates that it will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges by the end of calendar 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan.
Expenses related to the DSD Restructuring Plan in the three and nine months ended March 31, 2018 consisted of $0 and $24,000, respectively, in employee-related costs and $0.1 million and $0.3 million, respectively, in other related costs. Since the adoption of the DSD Restructuring Plan through March 31, 2018, the Company has recognized and paid a total of $2.7 million in aggregate cash costs including $1.1 million in employee-related costs, and $1.6 million in other related costs. The remaining estimated costs of $1.0 million to $2.2 million are expected to be incurred in the remainder of calendar 2018.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
New Facility Costs
The Company estimated that the total construction costs including the cost of land for the New Facility would be approximately $60 million. As of March 31, 2018, the Company has incurred an aggregate of $60.8 million in construction costs. In addition to the costs to complete the construction of the New Facility, the Company estimated that it would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures in connection with construction of the New Facility of which the Company has incurred an aggregate of $33.2 million as of March 31, 2018, including $22.5 million under the Amended Building Contract. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures, and related expenditures in connection with the initial construction of the New Facility were incurred in the first three quarters of fiscal 2017. The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
New Facility Expansion
On February 9, 2018, the Company and Haskell entered into Task Order No. 6 pursuant to the Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition) dated October 23, 2017. The Standard Form of Agreement serves as a master service agreement (“MSA”) between the Company and Haskell and does not contain any actual work scope or compensation amounts, but instead contemplates a number of project specific task orders (the “Task Orders”) to be executed between the parties, which will define the scope and price for particular projects to be performed under the pre-negotiated terms and conditions contained in the MSA.  The MSA expires on December 31, 2021 (provided that any Task Order that is not finally complete at such time will remain in effect until completion).
Task Order 6 covers the expansion of the Company’s production lines (the “Expansion Project”) in the New Facility including expanding capacity to support the transition of Boyd Business volumes to the New Facility. Task Order 6 includes (i) pre-construction services to define the Company’s criteria for the industrial capacity Expansion Project, (ii) specialized industrial design services for the Expansion Project, (iii) specialty industrial equipment procurement and installation, and (iv) all construction services necessary to complete any modifications to the New Facility in order to accommodate the production line expansion, and to provide power to that expanded production capability. While the Company and Haskell have previously executed Task Orders 1-5, Task Order 6 includes the work and services to be performed under Task Orders 1-5 and, accordingly, Task Orders 1-5 have been superseded and voided by Task Order 6.
Task Order 6 is a guaranteed maximum price contract. Specifically, the maximum price payable by the Company to Haskell under Task Order 6 for all of Haskell’s services, equipment procurement and installation, and construction work in connection with the Expansion Project is $19.3 million. In fiscal 2018, the Company anticipates paying between $9 million to $14 million in capital expenditures associated with the Expansion Project, of which $2.9 million and $5.6 million has been paid in the three and nine months ended March 31, 2018, respectively, with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in fiscal 2019.

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2018 and June 30, 2017:

(In thousands)	March 31, 2018	June 30, 2017
Derivative instruments designated as cash flow hedges:
Long coffee pounds	32,625	33,038
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	2,129	2,121
Less: Short coffee pounds	(38)	—
Total	34,716	35,159

Coffee-related derivative instruments designated as cash flow hedges outstanding as of March 31, 2018 will expire within 18 months.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s Condensed Consolidated Balance Sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	March 31, 2018	June 30, 2017	March 31, 2018	June 30, 2017
(In thousands)
Financial Statement Location:
Short-term derivative assets(1):
Coffee-related derivative instruments	$16	$66	$1	$—
Long-term derivative assets(2):
Coffee-related derivative instruments	$—	$66	$—	$—
Short-term derivative liabilities(1):
Coffee-related derivative instruments	$2,068	$1,733	$553	$190
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$146	$446	$—	$—
________________
(1) Included in “Short-term derivative liabilities” on the Company’s Condensed Consolidated Balance Sheets at March 31, 2018 and June 30, 2017.
(2) Included in “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheets at March 31, 2018 and June 30, 2017.
Statements of Operations
The following table presents pretax net gains and losses for the Company’s coffee-related derivative instruments designated as cash flow hedges, as recognized in accumulated other comprehensive income (loss) “AOCI,” “Cost of goods sold” and “Other, net”:

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2018	2017	2018	2017
Net (losses) gains recognized in AOCI	$(3,265)	$188	$(5,724)	$(2,029)	AOCI
Net (losses) gains recognized in earnings	$(1,815)	$865	$(2,419)	$614	Costs of goods sold
Net gains recognized in earnings (ineffective portion)(1)	$—	$90	$48	$63	Other, net
________________
(1) Amount included in nine months ended March 31, 2018 relates to trades terminated prior to the adoption of ASU 2017-12. See Note 2.

For the three and nine months ended March 31, 2018 and 2017, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net losses on derivative instruments and investments in the Company’s Condensed Consolidated Statements of Cash Flows also include net gains and losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the nine months ended March 31, 2018 and 2017. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s Condensed Consolidated Statements of Operations and in “Net losses on derivative instruments and investments” in the Company’s Condensed Consolidated Statements of Cash Flows.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Net (losses) gains on coffee-related derivative instruments	$(444)	$188	$(537)	$(1,052)
Net gains (losses) on investments	—	738	7	(354)
Net (losses) gains on derivative instruments and investments(1)	(444)	926	(530)	(1,406)
Other gains, net(2)	598	118	1,324	318
Other, net	$154	$1,044	$794	$(1,088)
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2018 and 2017.
(2) Includes $(0.5) million change in estimated fair value of the China Mist contingent earnout consideration in the three and nine months ended March 31, 2018.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2018	Derivative Assets	$17	$(17)	$—	$—
	Derivative Liabilities	$2,767	$(17)	$—	$2,750
June 30, 2017	Derivative Assets	$132	$(132)	$—	$—
	Derivative Liabilities	$2,369	$(132)	$—	$2,237
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2018, $(5.4) million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2018. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values.

Note 8. Investments
The following table shows gains and losses on trading securities:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Total gains (losses) recognized from trading securities	$—	$738	$7	$(354)
Less: Realized gains from sales of trading securities	—	7	7	5
Unrealized gains (losses) from trading securities	$—	$731	$—	$(359)

Note 9. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2018
Preferred stock	$—	$—	$—	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$16	$—	$16	$—
Coffee-related derivative liabilities(1)	$2,214	$—	$2,214	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$1	$—	$1	$—
Coffee-related derivative liabilities(1)	$553	$—	$553	$—

	Total	Level 1	Level 2	Level 3
June 30, 2017
Preferred stock(2)	$368	$—	$368	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$132	$—	$132	$—
Coffee-related derivative liabilities(1)	$2,179	$—	$2,179	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(1)	$190	$—	$190	$—
____________________

(1)	The Company’s coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

(2)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheet at June 30, 2017.

Note 10. Accounts Receivable, Net

(In thousands)	March 31, 2018	June 30, 2017
Trade receivables	$59,804	$44,531
Other receivables(1)	3,102	2,636
Allowance for doubtful accounts	(918)	(721)
Accounts receivable, net	$61,988	$46,446
__________
(1) At March 31, 2018 and June 30, 2017, respectively, the Company had recorded $0.2 million and $0.4 million, in “Other receivables” included in “Accounts receivable, net” on its Condensed Consolidated Balance Sheets representing earnout receivable from Harris Spice Company.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Inventories

(In thousands)	March 31, 2018	June 30, 2017
Coffee
Processed	$16,755	$14,085
Unprocessed	26,485	17,083
Total	$43,240	$31,168
Tea and culinary products
Processed	$24,981	$20,741
Unprocessed	922	74
Total	$25,903	$20,815
Coffee brewing equipment parts	$5,937	$4,268
Total inventories	$75,080	$56,251

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
The Company does not expect inventory levels at June 30, 2018 to decrease from the levels at June 30, 2017 and, therefore, recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in the three and nine months ended March 31, 2018. The Company recorded $0.8 million and $2.5 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold in the three and nine months ended March 31, 2017, respectively. Interim LIFO calculations must necessarily be based on management’s estimates of expected fiscal year-end inventory levels and costs. Because these estimates are subject to many forces beyond management’s control, interim results are subject to the final fiscal year-end LIFO inventory valuation.

Note 12. Property, Plant and Equipment

(In thousands)	March 31, 2018	June 30, 2017
Buildings and facilities	$108,515	$108,682
Machinery and equipment	224,993	201,236
Equipment under capital leases	2,486	7,540
Capitalized software	23,611	21,794
Office furniture and equipment	13,350	12,758
	372,955	352,010
Accumulated depreciation	(205,672)	(192,280)
Land	16,218	16,336
Property, plant and equipment, net	$183,501	$176,066

Note 13. Goodwill and Intangible Assets
The carrying value of goodwill in the nine months ended March 31, 2018 increased by $25.6 million. This was due to the acquisition of the Boyd Business adding $25.7 million of goodwill as well as the final working capital adjustment made to the West Coast Coffee purchase price allocation which reduced goodwill by $0.1 million. The carrying value of goodwill at March 31, 2018 and June 30, 2017 was $36.6 million and $11.0 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

	March 31, 2018		June 30, 2017
(In thousands)	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships(2)	$33,003	$(12,300)	$17,353	$(10,883)
Non-compete agreements	220	(71)	220	(38)
Recipes	930	(188)	930	(88)
Trade name/brand name	510	(225)	510	(84)
Total amortized intangible assets	$34,663	$(12,784)	$19,013	$(11,093)
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives(3)	$10,328	$—	$10,698	$—
Total unamortized intangible assets	$10,328	$—	$10,698	$—
Total intangible assets	$44,991	$(12,784)	$29,711	$(11,093)
___________
(1) Reflects the preliminary purchase price allocation for the acquisition of the Boyd Business. Subject to change based on numerous factors, including the final estimated fair value of the assets acquired and the liabilities assumed and the amount of the final post-closing net working capital adjustment. Adjustments in the purchase price allocation may require an adjustment of the amounts allocated to goodwill.
(2) At March 31, 2018, reflects the adjustment of $15.0 million in customer relationships to goodwill in connection with the finalization of valuation inputs including growth assumptions, cost projections and discount rates which were used in the fair value calculation of intangible assets acquired in connection with the Boyd Business acquisition, and impairment charges of $0.3 million for customer relationships acquired in connection with the China Mist acquisition.
(3) At March 31, 2018 reflects the adjustment of $0.3 million in trade name/trademark from goodwill in connection with the finalization of valuation inputs including growth assumptions, cost projections and discount rates which were used in the fair value calculation of intangible assets acquired in connection with the Boyd Business acquisition, and impairment charges of $3.5 million for trade name/trademark acquired in connection with the China Mist acquisition.

Aggregate amortization expense for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.1 million, respectively. Aggregate amortization expense for the nine months ended March 31, 2018 and 2017 was $1.7 million and $0.2 million, respectively.

The Company performed its annual test of impairment as of January 31, 2018, to determine the recoverability of the carrying values of goodwill and indefinite-lived intangible assets. The Company also assessed the recoverability of certain finite-lived intangible assets. As a result of these impairment tests, the Company determined that the trade name/trademark and customer relationships intangible assets acquired in connection with the China Mist acquisition were impaired as the carrying value exceeded the estimated fair value. Accordingly, the Company recorded total impairment charges of $3.8 million in the three and nine months ended March 31, 2018.

Note 14. Employee Benefit Plans
The Company provides benefit plans for full-time employees who work 30 hours or more per week, including 401(k), health and other welfare benefit plans and, in certain circumstances, pension benefits. Generally, the plans provide health benefits after 30 days and other retirement benefits based on years of service and/or a combination of years of service and earnings. In addition, the Company contributes to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, the Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree,

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

dental and vision coverage. The Company also provides a postretirement death benefit to certain of its employees and retirees.
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
The Company also has two defined benefit pension plans for certain employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees’ Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze, the participants in the plan are eligible to receive the Company’s matching contributions to their 401(k).
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
(In thousands)
Service cost	$—	$124	$—	$372
Interest cost	1,432	1,397	4,296	4,191
Expected return on plan assets	(1,456)	(1,607)	(4,368)	(4,821)
Amortization of net loss(1)	418	508	1,254	1,524
Net periodic benefit cost	$394	$422	$1,182	$1,266
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
On October 30, 2017, counsel to the Company received written confirmation that the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) will be retracting its claim, stated in its letter to the Company dated July 10, 2017 (the “WCT Pension Trust Letter”), that certain of the Company’s employment actions in 2015 resulting from the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP.  The written confirmation stated that the WCT Pension Trust has determined that a partial withdrawal did not occur in 2015 and further stated that the withdrawal liability assessment has been rescinded.  This rescinding of withdrawal liability assessment applies to Company employment actions in 2015 with respect to the bargaining units that were specified in the WCT Pension Trust Letter.  As of March 31, 2018, the Company is not able to predict whether the WCT Pension Trust may make a claim, or estimate the extent of potential withdrawal liability, related to the Corporate Relocation Plan for actions or bargaining units other than those specified in the WCT Pension Trust Letter.
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The total estimated withdrawal liability is $4.0 million and its present value are reflected in the Company’s Condensed Consolidated Balance Sheets at March 31, 2018 and June 30, 2017 as short-term with the expectation of paying off the liability in fiscal 2019.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company’s results of operations and cash flows.
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company’s participation in these plans is governed by collective bargaining agreements which expire on or before June 30, 2022.
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees. The Company’s 401(k) match portion is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary, based on approval by the Company’s Board of Directors. For the calendar years 2018 and 2017, the Company’s Board of Directors approved a Company matching contribution of 50% of an employee’s annual contribution to the 401(k) Plan, up to 6% of the employee’s eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

each of the participant’s first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance Facility, a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans, or in connection with certain reductions-in-force that occurred during 2017. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $0.5 million and $0.4 million in operating expenses in the three months ended March 31, 2018 and 2017, respectively, and $1.5 million and $1.2 million in operating expenses in the nine months ended March 31, 2018 and 2017, respectively.
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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three and nine months ended March 31, 2018 and 2017. Net periodic postretirement benefit cost for the three and nine months ended March 31, 2018 was based on employee census information and asset information as of June 30, 2017.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
(In thousands)
Service cost	$152	$190	$456	$570
Interest cost	209	207	627	621
Amortization of net gain	(210)	(157)	(630)	(471)
Amortization of prior service credit	(439)	(439)	(1,317)	(1,317)
Net periodic postretirement benefit credit	$(288)	$(199)	$(864)	$(597)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2018	2017
Retiree Medical Plan discount rate	4.13%	3.73%
Death Benefit discount rate	4.12%	3.79%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
At March 31, 2018, the Company was eligible to borrow up to a total of $122.7 million under the Revolving Facility and had outstanding borrowings of $85.9 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $35.7 million. At March 31, 2018, the weighted average interest rate on the Company’s outstanding borrowings under the Revolving Facility was 3.85% and the Company was in compliance with all of the restrictive covenants under the Revolving Facility.

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
The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of March 31, 2018, there were 955,446 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

without the approval of the Company’s stockholders, authorize certain re-pricings of any outstanding stock options or stock appreciation rights granted under the 2017 Plan. The 2017 Plan will expire on June 20, 2027.
Non-qualified stock options with time-based vesting (“NQOs”)
In the nine months ended March 31, 2018, the Company granted 124,278 shares issuable upon the exercise of NQOs to eligible employees under the 2017 Plan. These NQOs have an exercise price of $31.70 per share, which was the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the nine months ended March 31, 2018.

Nine Months Ended March 31, 2018
Weighted average fair value of NQOs	$31.70
Risk-free interest rate	2.0%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	35.4%

The following table summarizes NQO activity for the nine months ended March 31, 2018:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2017	133,464	13.05	5.99	2.6	2,299
Granted	124,278	31.70	10.41	6.4	—
Exercised	(62,489)	12.51	5.78	—	1,233
Cancelled/Forfeited	(9,114)	28.12	10.76	—	—
Outstanding at March 31, 2018	186,139	24.94	8.78	4.9	1,162
Vested and exercisable at March 31, 2018	63,832	12.01	5.60	1.7	1,162
Vested and expected to vest at March 31, 2018	176,915	24.59	8.69	4.8	1,162
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $30.20 at March 29, 2018 and $30.25 at June 30, 2017, representing the last trading day of the respective fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the nine months ended March 31, 2018 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
During the nine months ended March 31, 2018, 945 NQOs vested and 62,489 NQOs were exercised. Total fair value of NQOs vested during the nine months ended March 31, 2018 was $12,000. The Company received $0.8 million and $0.5 million in proceeds from exercises of vested NQOs in the nine months ended March 31, 2018 and 2017, respectively.
At March 31, 2018 and June 30, 2017, respectively, there was $1.1 million and $80,000 of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at March 31, 2018 is expected to be recognized over the weighted average period of 2.6 years. Total compensation expense for NQOs in the three months ended March 31, 2018 and 2017 was $92,000 and $14,000, respectively. Total compensation expense for NQOs in the nine months ended March 31, 2018 and 2017 was $0.2 million and $0.1 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the nine months ended March 31, 2018, the Company granted no shares issuable upon the exercise of PNQs. The following table summarizes PNQ activity for the nine months ended March 31, 2018:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2017	358,786	27.75	10.96	5.2	1,181
Granted	—	—	—	—	—
Exercised	(10,342)	27.13	11.02	—	61
Cancelled/Forfeited	(46,352)	32.08	11.43	—	—
Outstanding at March 31, 2018	302,092	27.10	10.89	4.3	1,127
Vested and exercisable at March 31, 2018	223,318	25.54	10.72	4.0	1,104
Vested and expected to vest at March 31, 2018	298,531	27.04	10.88	4.3	1,126

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $30.20 at March 29, 2018 and $30.25 at June 30, 2017 representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the nine months ended March 31, 2018 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
During the nine months ended March 31, 2018, 82,899 PNQs vested and 10,342 PNQs were exercised. Total fair value of PNQs vested during the nine months ended March 31, 2018 was $0.9 million. The Company received $0.3 million and $0.2 million in proceeds from exercises of vested PNQs in the nine months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, the Company met the performance targets for the fiscal 2016 PNQ awards and the fiscal 2015 PNQ awards.
In the nine months ended March 31, 2018, based on the Company’s failure to achieve certain financial objectives over the applicable performance period, a total of 18,708 shares subject to fiscal 2017 PNQ awards were forfeited, representing 20% of the shares subject to each such award. Subject to certain continued employment conditions and subject to accelerated vesting in certain circumstances, one half of the remaining PNQs subject to the fiscal 2017 PNQ awards are scheduled to vest on each of the second and third anniversaries of the grant date.
At March 31, 2018 and June 30, 2017, there was $0.7 million and $1.8 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at March 31, 2018 is expected to be recognized over the weighted average period of 1.0 year. Total compensation expense related to PNQs in each of the three months ended March 31, 2018 and 2017 was $0.2 million. Total compensation expense related to PNQs in the nine months ended March 31, 2018 and 2017 was $0.6 million and $0.8 million, respectively.
Restricted Stock
During the nine months ended March 31, 2018, the Company granted 13,110 shares of restricted stock under the 2017 Plan, including 11,406 shares of restricted stock to non-employee directors with a grant date fair value of $34.20 per share and 1,704 shares of restricted stock to eligible employees with a grant date fair value of $31.70 per share. The fiscal 2018 restricted stock awards cliff vest on the earlier of the one year anniversary of the grant date or the date of the first annual meeting of the Company’s stockholders immediately following the grant date, in the case of non-employee directors, and the third anniversary of the grant date, in the case of eligible employees, in each case subject to continued service to the Company through the vesting date and the acceleration provisions of the 2017 Plan and restricted stock agreement. During the nine months ended March 31, 2017, the Company granted 5,106 shares of restricted stock to non-employee directors.
During the nine months ended March 31, 2018, 9,642 shares of restricted stock vested.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the nine months ended March 31, 2018:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2017	15,445	29.79	0.9	467
Granted	13,110	33.88	1.7	444
Vested/Released	(9,642)	31.12	—	323
Cancelled/Forfeited	(3,955)	26.13	—	—
Outstanding and nonvested at March 31, 2018	14,958	33.48	1.7	452
Expected to vest at March 31, 2018	14,327	33.49	1.7	433

The aggregate intrinsic values of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $30.20 at March 29, 2018 and $30.25 at June 30, 2017, representing the last trading day of the respective fiscal periods. Restricted stock that is expected to vest is net of estimated forfeitures.
At March 31, 2018 and June 30, 2017, there was $0.4 million and $0.3 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2018 is expected to be recognized over the weighted average period of 1.0 year. Total compensation expense for restricted stock was $0.1 million and $15,000 in the three months ended March 31, 2018 and 2017, respectively. Total compensation expense for restricted stock was $0.2 million in each of the nine months ended March 31, 2018 and 2017.
Performance-Based Restricted Stock Units (“PBRSUs”)
During the nine months ended March 31, 2018, the Company granted 37,414 PBRSUs under the 2017 Plan to eligible employees with a grant date fair value of $31.70 per unit. The fiscal 2018 PBRSU awards cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals for the performance period July 1, 2017 through June 30, 2020, subject to certain continued employment conditions and subject to acceleration provisions of the 2017 Plan and restricted stock unit agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 150% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period. No PBRSUs were granted during the nine months ended March 31, 2017.
The following table summarizes PBRSU activity for the nine months ended March 31, 2018:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2017	—	—	—	—
Granted(1)	37,414	31.70	—	1,186
Vested/Released	—	—	—	—
Cancelled/Forfeited	(1,306)	31.70	—	—
Outstanding and nonvested at March 31, 2018	36,108	31.70	2.6	1,090
Expected to vest at March 31, 2018	31,743	31.70	2.6	959
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.

The aggregate intrinsic value of PBRSUs outstanding at March 31, 2018 represents the total pretax intrinsic value, based on the Company’s closing stock price of $30.20 at March 29, 2018, representing the last trading day of the fiscal period. PBRSUs that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At March 31, 2018 and June 30, 2017, there was $1.0 million and $0, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at March 31, 2018 is expected to be recognized over the weighted average period of 2.6 years. Total compensation expense for PBRSUs was $79,000 and $0 for the three months ended March 31, 2018 and 2017, respectively. Total compensation expense for PBRSUs was $0.1 million and $0 for the nine months ended March 31, 2018 and 2017, respectively.
Note 17. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2018	June 30, 2017
Earnout payable(1)	$600	$1,100
Derivative liabilities—noncurrent	146	380
Multiemployer Plan Holdback—Boyd Coffee	1,056	—
Accrued cumulative preferred dividends—noncurrent	206	—
Other long-term liabilities	$2,008	$1,480
___________
(1) As of March 31, 2018, includes $0.6 million in earnout payable in connection with the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017. As of June 30, 2017, includes $0.5 million and $0.6 million in earnout payable in connection with the Company’s acquisition of substantially all of the assets of China Mist completed on October 11, 2016 and the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017, respectively. At March 31, 2018, the Company recorded a change in the estimated fair value of the China Mist contingent earnout consideration of $(0.5) million as the Company does not expect the contingent sales levels to be reached.

Note 18. Income Taxes
On December 22, 2017, the President of the United States signed into law the Tax Act. The SEC subsequently issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period.

Pursuant to the Tax Act, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 35.0% to 21.0%. The change in statutory rate was made as a result of the Tax Act. The rate change is administratively effective as of the enactment date and the Company is using the blended rate of 28.1% for its fiscal year ending on June 30, 2018, as prescribed. As a result of the Tax Act, the Company recognized tax expense related to adjusting its deferred tax balances to reflect the new corporate tax rate. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future. The Company is analyzing certain aspects of the Tax Act and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amounts recorded related to the re-measurement of the Company’s deferred tax balances were $0.5 million and $20.8 million for the three and nine months ended March 31, 2018, respectively.

The Company’s effective tax rates for the three months ended March 31, 2018 and 2017 were (8.2)% and 44.4%, respectively. The Company’s effective tax rates for the nine months ended March 31, 2018 and 2017 were (649.1)% and 40.4%, respectively. The effective tax rates for the three and nine months ended March 31, 2018 and 2017 varied from the Company’s federal statutory rates of 28.1% and 35.0%, respectively, primarily due to income tax expense resulting from the enactment of the Tax Act.

The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections. After consideration of positive and negative evidence, including the recent history of income, the Company concluded that it is more likely than not that the Company will generate future income sufficient to realize the majority of the Company’s deferred tax assets. As of June 30,

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2017, the Company’s net deferred tax assets totaled $63.1 million. As discussed in Note 2, the Company adopted ASU 2016-09 beginning July 1, 2017 and upon adoption recognized the excess tax benefits of $1.6 million as an increase to deferred tax assets and a corresponding increase to retained earnings. In the nine months ended March 31, 2018, net deferred tax assets decreased by $17.3 million to $45.8 million, primarily as a result of the Tax Act.
As of March 31, 2018 and June 30, 2017 the Company had no unrecognized tax benefits.
Note 19. Net (Loss) Income Per Common Share

Computation of EPS for the three and nine months ended March 31, 2018 excludes the dilutive effect of 488,231 shares issuable under stock options, 36,108 PBRSUs and 383,611 shares issuable upon the assumed conversion of the outstanding Series A Preferred Stock because the Company incurred net losses in the three and nine months ended March 31, 2018 so their inclusion would be anti-dilutive.
Computation of EPS for the three and nine months ended March 31, 2017 includes the dilutive effect of 116,020 shares and 120,075 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the applicable period, but excludes the dilutive effect of 30,401 and 25,508 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2018	2017	2018	2017
Undistributed net (loss) income available to common stockholders	$(4,033)	$1,592	$(23,899)	$23,253
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(3)	2	(13)	35
Net (loss) income available to common stockholders—basic	$(4,036)	$1,594	$(23,912)	$23,288

Weighted average common shares outstanding—basic	16,760,145	16,605,754	16,727,624	16,584,125
Effect of dilutive securities:
Shares issuable under stock options	—	116,020	—	120,075
Shares issuable PBRSUs	—	—	—	—
Shares issuable under convertible preferred stock	—	—	—	—
Weighted average common shares outstanding—diluted	16,760,145	16,721,774	16,727,624	16,704,200
Net (loss) income per common share available to common stockholders—basic	$(0.24)	$0.10	$(1.43)	$1.40
Net (loss) income per common share available to common stockholders—diluted	$(0.24)	$0.10	$(1.43)	$1.39

Note 20. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
Series A Convertible Participating Cumulative Perpetual Preferred Stock
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. The Series A Preferred Stock pays a dividend, when, as and if declared by the Company’s Board of Directors, of 3.5% APR of the stated value per share payable in four quarterly installments in arrears, and has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and a conversion premium of 22.5%. Dividends may be paid in cash. The Company accrues for undeclared and unpaid dividends as they are payable under the conversion features on a cumulative basis. At March 31, 2018, the Company had undeclared and unpaid preferred dividends of $257,250 on 14,700

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

issued and outstanding shares of Series A Preferred Stock. Series A Preferred Stock is a participating security because it has rights to earnings that otherwise would have been available to common stockholders. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock and are entitled to share in the dividends on common stock, when declared. Each share of Series A Preferred Stock is convertible into 26 shares of the Company’s common stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware). Series A Preferred Stock is a perpetual stock and, therefore, not redeemable. Based on its characteristics, the Company classified Series A Preferred Stock as permanent equity.
Series A Preferred Stock is carried on the Company’s balance sheet at the amount recorded at inception until converted. The Company may mandatorily convert all but not a portion of the Series A Preferred Stock one year from the date of issue. The holder may convert 20%, 30% and 50% of the Series A Preferred Stock at the end of the first, second and third year, respectively, from the date of issue. Series A Preferred Stock cannot be sold or transferred by the holder for a period of three years from the date of issue, with the exception of transfer by holder, not for value, to the holder’s shareholder.
At March 31, 2018, Series A Preferred Stock consisted of the following:

Shares Authorized	Shares Issued and Outstanding	Par Value per Share	Carrying Value	Cumulative Preferred Dividends	Liquidation Preference
21,000	14,700	$1.00	$14,700	$257,250	$820,554

Note 21. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 23, “Commitments and Contingencies” to the consolidated financial statements in the 2017 Form 10-K. During the nine months ended March 31, 2018, other than the following, there were no material changes in the Company’s commitments and contingencies.
New Facility Construction and Equipment Contracts
On February 9, 2018, the Company and Haskell entered into Task Order 6 for the expansion of the Company’s production lines in the New Facility. The maximum price payable by the Company to Haskell under Task Order 6 for all of Haskell’s services, equipment procurement and installation, and construction work in connection with the Expansion Project is $19.3 million. In fiscal 2018, the Company anticipates paying between $9 million to $14 million in capital expenditures associated with the Expansion Project, of which $2.9 million and $5.6 million has been paid in the three and nine months ended March 31, 2018, respectively, with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in fiscal 2019.

Borrowings Under Revolving Credit Facility
At March 31, 2018, the Company had outstanding borrowings of $85.9 million under its Revolving Facility, as compared to outstanding borrowings of $27.6 million at June 30, 2017. The increase in outstanding borrowings in the nine months ended March 31, 2018 included $39.5 million to fund the cash paid at closing for the purchase of the Boyd Business and the initial Company obligations under the post-closing transition services agreement.
Non-cancelable Purchase Orders
As of March 31, 2018, the Company had committed to purchase green coffee inventory totaling $55.8 million under fixed-price contracts, and other purchases totaling $13.9 million under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
On March 28, 2018, the Court issued a proposed statement of decision in favor of Plaintiff. The parties will respond with any objections to the proposed decision and, following that, the Court would rule on the objections and file its final statement of decision. Based upon the Court’s final decision on the liability phase, the next step would be a final phase of the trial to adjudicate remedies, including whether any damages or penalties would be imposed or whether the Court will order the use of any warnings, including any packaging warnings.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2017 (the “2017 Form 10-K”).  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the success of the Corporate Relocation Plan, the timing and success of implementation of the DSD Restructuring Plan, the Company’s success in consummating acquisitions and integrating acquired businesses, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period.

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
Our products reach our customers primarily in two ways: through our nationwide Direct Store Delivery (“DSD”) network of 449 delivery routes and 111 branch warehouses as of March 31, 2018, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.
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

Recent Developments
New Facility Expansion
On February 9, 2018, we entered into Task Order No. 6 with The Haskell Company (“Haskell”) pursuant to the Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition) dated October 23, 2017. Task Order 6 covers the expansion of our production lines (the “Expansion Project”) in the New Facility including expanding capacity to support the transition of the Boyd Business volumes to the New Facility. Task Order 6 includes (i) pre-construction services to define our criteria for the industrial capacity Expansion Project, (ii) specialized industrial design services for the Expansion Project, (iii) specialty industrial equipment procurement and installation, and (iv) all construction services necessary to complete any modifications to the New Facility in order to accommodate the production line expansion, and to provide power to that expanded production capability. See Liquidity, Capital Resources and Financial Condition—Liquidity—Capital Expenditures, below, and Note 5, New Facility—New Facility Expansion, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

Results of Operations
Financial Highlights

•
Volume of green coffee pounds processed and sold increased 13.7% and 10.8%, respectively, in the three and nine months ended March 31, 2018 as compared to the three and nine months ended March 31, 2017.

•
Gross profit increased $5.0 million to $58.8 million in the three months ended March 31, 2018 from $53.8 million in the three months ended March 31, 2017. Gross profit increased $13.2 million to $173.3 million in the nine months ended March 31, 2018, from $160.1 million in the nine months ended March 31, 2017.

•	Gross margin decreased to 37.2% and 37.9%, respectively, in the three and nine months ended March 31, 2018, from 38.9% and 39.3%, respectively, in the three and nine months ended March 31, 2017.

•
Loss from operations was $(2.9) million and $(1.7) million, respectively, in the three and nine months ended March 31, 2018 as compared to income from operations of $2.1 million and $40.5 million, respectively, in the three and nine months ended March 31, 2017. Income from operations in the nine months ended March 31, 2017 included a $37.4 million net gain from the sale of the Torrance Facility. Loss from operations in the three and nine months ended March 31, 2018 included $(3.8) million in losses on intangible assets.

•
Net loss was $(3.9) million, or $(0.24) per common share available to common stockholders, in the three months ended March 31, 2018, compared to net income of $1.6 million, or $0.10 per common share available to common stockholders—diluted, in the three months ended March 31, 2017. Net loss was $(23.7) million, or $(1.43) per common share available to common stockholders, in the nine months ended March 31, 2018, compared to net income of $23.3 million, or $1.39 per common share available to common stockholders—diluted, in the nine months ended March 31, 2017. Net loss in the nine months ended March 31, 2018 included income tax expense of $20.5 million, as compared to income tax expense of $15.9 million, in the nine months ended March 31, 2017.

•
EBITDA decreased (53.3)% to $4.7 million and EBITDA Margin was 3.0% in the three months ended March 31, 2018, as compared to EBITDA of $10.0 million and EBITDA Margin of 7.3% in the three months ended March 31, 2017. EBITDA decreased (61.8)% to $21.9 million and EBITDA Margin was 4.8% in the nine months ended March 31, 2018, as compared to EBITDA of $57.2 million and EBITDA Margin of 14.0% in the nine months ended March 31, 2017.*

•
Adjusted EBITDA decreased (13.4)% to $10.5 million and Adjusted EBITDA Margin was 6.7% in the three months ended March 31, 2018, as compared to Adjusted EBITDA of $12.2 million and Adjusted EBITDA Margin of 8.8% in the three months ended March 31, 2017. Adjusted EBITDA decreased (4.6)% to $32.8 million and Adjusted EBITDA Margin was 7.2% in the nine months ended March 31, 2018, as compared to Adjusted EBITDA of $34.3 million and Adjusted EBITDA Margin of 8.4% in the nine months ended March 31, 2017.*

•
(* EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See Non-GAAP Financial Measures in Part I, Item 2 of this report for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.)

Net Sales
Net sales in the three months ended March 31, 2018 increased $19.7 million, or 14.3%, to $157.9 million from $138.2 million in the three months ended March 31, 2017 due to a $11.5 million increase in net sales of roast and ground coffee products, a $4.4 million increase in net sales of other beverages, a $3.0 million increase in net sales of culinary products, a $0.4 million increase in net sales of frozen liquid coffee, a $0.2 million increase in net sales of tea products, and a $0.2 million increase in net sales of spice products. These increases were primarily due to the addition of the Boyd Business which added a total of $22.8 million to net sales, offset by a $3.2 million decline in our base business primarily due to price decreases to our cost plus customers, a shortfall in sales from our DSD organization and softness in a few large direct ship accounts. Net sales in the three months ended March 31, 2018 included $(2.4) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $1.2 million in price increases to customers utilizing such arrangements in the three months ended March 31, 2017.
Net sales in the nine months ended March 31, 2018 increased $49.3 million, or 12.1%, to $457.0 million from $407.7 million in the nine months ended March 31, 2017 due to a $30.6 million increase in net sales of roast and ground coffee products, a $8.5 million increase in net sales of other beverages, a $6.7 million increase in net sales of culinary products, a $1.9 million increase in net sales of tea products, a $1.2 million increase in net sales of frozen liquid coffee, and a $0.4 million increase in net sales of spice products. These increases were primarily due to the addition of the Boyd Business which added a total of $49.1 million to net sales as well as the impact of pricing to our cost plus customers. Net sales in the nine months ended March 31, 2018 included $(1.9) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(5.4) million in price decreases to customers utilizing such arrangements in the nine months ended March 31, 2017.
The changes in net sales in the three and nine months ended March 31, 2018 compared to the same periods in the prior fiscal year were due to the following:

(In millions)	Three Months Ended March 31, 2018 vs. 2017	Nine Months Ended March 31, 2018 vs. 2017
Effect of change in unit sales	$21.6	$40.6
Effect of pricing and product mix changes	(1.9)	8.7
Total increase in net sales	$19.7	$49.3
Unit sales increased 15.9% in the three months ended March 31, 2018 as compared to the same period in the prior fiscal year, while average unit price decreased by (1.4)% resulting in an increase in net sales of 14.3%. The increase in unit sales was primarily due to a 53.7% increase in unit sales of other beverages, which accounted for approximately 12% of total net sales, a 31.2% increase in unit sales of frozen liquid coffee products, which accounted for approximately 5% of total net sales, a 22.8% increase in unit sales of culinary products, which accounted for approximately 11% of total net sales, and a 13.7% increase in unit sales of roast and ground coffee products, which accounted for approximately 63% of total net sales. Average unit price decreased (1.4)% primarily due to the addition of the Boyd Business. In the three months ended March 31, 2018, we processed and sold approximately 27.7 million pounds of green coffee as compared to approximately 24.4 million pounds of green coffee processed and sold in the three months ended March 31, 2017. There were no new product category introductions in the three months ended March 31, 2018 or 2017 which had a material impact on our net sales.
Unit sales increased 9.7% in the nine months ended March 31, 2018 as compared to the same period in the prior fiscal year, and average unit price increased by 2.1% resulting in an increase in net sales of 12.1%. The increase in unit sales was primarily due to a 45.8% increase in unit sales of other beverages, which accounted for approximately 11% of total net sales, a 27.7% increase in unit sales of frozen liquid coffee products, which accounted for approximately 6% of total net sales, and a 10.8% increase in unit sales of roast and ground coffee which accounted for approximately 63% of total net sales, offset by a (17.7)% decrease in unit sales of spice products, which accounted for approximately 4% of total net sales. Average unit price increased primarily due to price increases on substantially all of our products with the exception of coffee (frozen liquid) partially offset by lower prices attributed from the Boyd Business. In the nine months ended March 31, 2018, we processed and sold approximately 80.0 million pounds of green coffee as compared to approximately 72.2 million pounds of green coffee processed and sold in the nine months ended March 31, 2017. There were no new product category introductions in the nine months ended March 31, 2018 or 2017 which had a material impact on our net sales.

The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended March 31,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$99,315	63%	$87,833	64%
Coffee (Frozen Liquid)	8,675	5%	8,228	6%
Tea (Iced & Hot)	7,889	5%	7,662	6%
Culinary	16,872	11%	13,855	10%
Spice	6,115	4%	5,948	4%
Other beverages(1)	18,319	12%	13,947	10%
Net sales by product category	157,185	100%	137,473	100%
Fuel surcharge	742	—%	714	—%
Net sales	$157,927	100%	$138,187	100%
____________
(1) Includes all beverages other than coffee and tea.

	Nine Months Ended March 31,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$286,655	63%	$256,013	63%
Coffee (Frozen Liquid)	25,825	6%	24,623	6%
Tea (Iced & Hot)	23,312	5%	21,371	5%
Culinary	48,011	10%	41,354	10%
Spice	18,722	4%	18,303	4%
Other beverages(1)	52,354	11%	43,831	11%
Net sales by product category	454,879	99%	405,495	99%
Fuel surcharge	2,127	1%	2,205	1%
Net sales	$457,006	100%	$407,700	100%
____________
(1) Includes all beverages other than coffee and tea.
Cost of Goods Sold
Cost of goods sold in the three months ended March 31, 2018 increased $14.8 million, or 17.5%, to $99.1 million, or 62.8% of net sales, from $84.4 million, or 61.1% of net sales, in the three months ended March 31, 2017. The increase in cost of goods sold was primarily due to the addition of the Boyd Business making up $14.2 million of the increase. Cost of goods sold as a percentage of net sales in the three months ended March 31, 2018 increased primarily due to higher manufacturing costs associated with the production operations in the New Facility and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the three months ended March 31, 2018, as compared to the same period in the prior fiscal year. In the three months ended March 31, 2017, we recorded $0.8 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold which increased income before taxes for the three months ended March 31, 2017 by $0.8 million. In the three months ended March 31, 2018, we recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold.
Cost of goods sold in the nine months ended March 31, 2018 increased $36.1 million, or 14.6%, to $283.7 million, or 62.1% of net sales, from $247.6 million, or 60.7% of net sales, in the nine months ended March 31, 2017. The increase in cost of goods sold was primarily due to the addition of the Boyd Business making up $30.4 million of the increase. Cost of goods sold as a percentage of net sales in the nine months ended March 31, 2018 increased primarily due to higher manufacturing costs associated with the production operations in the New Facility, higher freight expenses and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the nine months ended March 31, 2018, as compared to the same period in the prior fiscal year. In the nine months ended March 31, 2017, we recorded $2.5 million in expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold which increased income before taxes for the nine months ended March 31, 2017 by $2.5 million. In the nine months ended March 31, 2018, we recorded no expected beneficial effect of the liquidation of LIFO inventory quantities in cost of goods sold.
Gross Profit
Gross profit in the three months ended March 31, 2018 increased $5.0 million, or 9.3%, to $58.8 million from $53.8 million in the three months ended March 31, 2017 and gross margin decreased to 37.2% in the three months ended March 31, 2018 from 38.9% in the three months ended March 31, 2017. This increase in gross profit was primarily due to the addition of the Boyd Business, while the decrease in gross margin was primarily due to higher manufacturing costs associated with the production operations in the New Facility, the addition of the Boyd Business which carries a lower gross margin rate compared to our base business and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the three months ended March 31, 2018, as compared to the same period in the prior fiscal year.
Gross profit in the nine months ended March 31, 2018 increased $13.2 million, or 8.3%, to $173.3 million from $160.1 million in the nine months ended March 31, 2017 and gross margin decreased to 37.9% in the nine months ended March 31, 2018 from 39.3% in the nine months ended March 31, 2017. This increase in gross profit was primarily due to the addition of the Boyd Business, while the decrease in gross margin was primarily due to higher manufacturing costs associated with the production operations in the New Facility, the addition of the Boyd Business which carries a lower gross margin rate compared to our base business and the absence of the beneficial effect of the liquidation of LIFO inventory quantities in the nine months ended March 31, 2018, as compared to the same period in the prior fiscal year.
Operating Expenses
In the three months ended March 31, 2018, operating expenses increased $9.9 million, or 19.1%, to $61.7 million, or 39.1% of net sales, from $51.8 million, or 37.5% of net sales, in the three months ended March 31, 2017, primarily due to a $4.6 million increase in general and administrative expenses, a $4.4 million increase in selling expenses, and $3.8 million in impairment losses on intangible assets. The increase in operating expenses was partially offset by a $2.5 million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan and the DSD Restructuring Plan, and an increase in net gains from sales of other assets of $0.5 million primarily from the sale of real estate.
The increases in selling expenses and general and administrative expenses during the third quarter of fiscal 2018 were primarily driven by the addition of the Boyd Business which added $6.8 million and $1.6 million, respectively, to selling expenses and general and administrative expenses exclusive of their related depreciation and amortization expense, acquisition and integration costs of $1.6 million, and an increase of $1.1 million in depreciation and amortization expense, partially offset by a $1.3 million reduction in payroll and benefits excluding the Boyd Business and the absence of $0.2 million in non-recurring 2016 proxy contest expenses incurred in the three months ended March 31, 2017.

Restructuring and other transition expenses in the three months ended March 31, 2018 decreased $(2.5) million, as compared to the same period in the prior fiscal year primarily due to the absence of expenses related to our Corporate Relocation Plan, partially offset by $0.1 million in costs incurred in connection with the DSD Restructuring Plan in the three months ended March 31, 2018.
In the three months ended March 31, 2018 and 2017 net gains from sale of spice assets included $0.1 million and $0.3 million, respectively, in earnout.
In the nine months ended March 31, 2018, operating expenses increased $55.4 million, or 46.3%, to $175.0 million or 38.3% of net sales, from $119.6 million, or 29.3% of net sales, in the nine months ended March 31, 2017, primarily due to the effect of the recognition of $37.4 million in net gain from the sale of the Torrance Facility in the nine months ended March 31, 2017, a $15.1 million increase in selling expenses, a $7.1 million increase in general and administrative expenses, $3.8 million in impairment losses on intangible assets and a $1.1 million reduction in net gains from sales of other assets. The increase in operating expenses was partially offset by a $9.2 million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan and the DSD Restructuring Plan.
The increases in selling expenses and general and administrative expenses during the nine months ended March 31, 2018 were primarily driven by the addition of the Boyd Business which added $13.7 million and $3.5 million, respectively, to selling expenses and general and administrative expenses exclusive of their related depreciation and amortization expense, acquisition and integration costs of $5.0 million, and an increase of $5.3 million in depreciation and amortization expense, partially offset by a $0.9 million reduction in payroll and benefits excluding the Boyd Business and the absence of $5.2 million in non-recurring 2016 proxy contest expenses incurred in the three months ended March 31, 2017.

Restructuring and other transition expenses in the nine months ended March 31, 2018 decreased $(9.2) million, as compared to the same period in the prior fiscal year primarily due to the absence of expenses related to our Corporate Relocation Plan, partially offset by $0.3 million in costs incurred in connection with the DSD Restructuring Plan in the nine months ended March 31, 2018.
In the nine months ended March 31, 2018 and 2017 net gains from sale of spice assets included $0.7 million and $0.8 million, respectively, in earnout.
In our annual test of impairment as of January 31, 2018 and assessment of the recoverability of certain finite-lived intangible assets, we determined that the trade name/trademark and customer relationships intangible assets acquired in connection with the China Mist acquisition were impaired as the carrying value exceeded the estimated fair value. Accordingly, we recorded total impairment charges of $3.8 million in the three and nine months ended March 31, 2018.

(Loss) Income from Operations
Loss from operations in the three and nine months ended March 31, 2018 was $(2.9) million and $(1.7) million, respectively, as compared to income from operations of $2.1 million and $40.5 million, respectively, in the three and nine months ended March 31, 2017.
Loss from operations in the three and nine months ended March 31, 2018 as compared to the comparable periods of the prior fiscal year was primarily driven by lower net gains from sales of assets, including $37.4 million in net gains from the sale of the Torrance Facility recognized in the prior year periods, higher selling expenses and higher general and administrative expenses primarily due to the addition of the Boyd Business, acquisition and integration costs, impairment losses on intangible assets, and higher depreciation and amortization expense, partially offset by higher gross profit and lower restructuring and other transition expenses associated with the Corporate Relocation Plan.
Total Other (Expense) Income
Total other (expense) income in the three and nine months ended March 31, 2018 was $(0.7) million and $(1.5) million, respectively, compared to $0.9 million and $(1.3) million in the three and nine months ended March 31, 2017, respectively. The changes in total other expense in the three and nine months ended March 31, 2018 were primarily a result of liquidating substantially all of our investment in preferred securities in the fourth quarter of fiscal 2017 to fund expenditures associated with our New Facility, higher mark-to-market losses on coffee-related derivative instruments and higher interest expense as compared to the same periods in the prior fiscal year, partially offset by the change in estimated fair value of the China Mist contingent earnout consideration.
Net gains on investments in the three and nine months ended March 31, 2018 were $0 and $7,000, respectively, as compared to net gains (losses) on investments of $0.7 million and $(0.4) million, respectively, in the comparable periods of the prior fiscal year. Net losses on coffee-related derivative instruments in the three and nine months ended March 31, 2018 were $(0.4) million and $(0.5) million, respectively, compared to net gains of $0.2 million and net losses of $(1.1) million, respectively, in the comparable periods of the prior fiscal year due to mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges. We also recognized a $0.5 million gain from the change in estimated fair value of the China Mist contingent earnout consideration in the three and nine months ended March 31, 2018.
Interest expense in the three and nine months ended March 31, 2018, was $0.9 million and $2.3 million, respectively, as compared to $0.5 million and $1.4 million, respectively, in the comparable periods of the prior fiscal year. The higher interest expense in the three and nine months ended March 31, 2018 was primarily due to higher outstanding borrowings on our revolving credit facility.

Income Taxes
In the three and nine months ended March 31, 2018, we recorded income tax expense of $0.3 million and $20.5 million, respectively, compared to $1.4 million and $15.9 million, respectively, in the three and nine months ended March 31, 2017. The decrease in income tax expense was primarily a result of the change in net (loss) income. As of June 30, 2017, our net deferred tax assets totaled $63.1 million.  In the nine months ended March 31, 2018, our net deferred tax assets decreased by $17.3 million to $45.8 million. These changes are primarily the result of the Tax Cut and Jobs Act effective December 22, 2017. See Note 18, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Net Loss
As a result of the foregoing factors, net loss was $(3.9) million, or $(0.24) per common share available to common stockholders, in the three months ended March 31, 2018 as compared to net income of $1.6 million, or $0.10 per common share available to common stockholders—diluted, in the three months ended March 31, 2017. Net loss was $(23.7) million, or $(1.43) per common share available to common stockholders, in the nine months ended March 31, 2018 as compared to net income of $23.3 million, or $1.39 per common share available to common stockholders—diluted, in the nine months ended March 31, 2017.

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“Non-GAAP net (loss) income” is defined as net (loss) income available to common stockholders excluding the impact of:

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
Beginning in the third quarter of fiscal 2018, we modified the calculation of Non-GAAP net (loss) income and Non-GAAP net (loss) income per diluted common share to begin with net (loss) income available to common stockholders to reflect undeclared and unpaid cumulative preferred dividends on the preferred stock issued in the second quarter of fiscal 2018 in connection with the Boyd acquisition.
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

Set forth below is a reconciliation of reported net (loss) income available to common stockholders to Non-GAAP net (loss) income and reported net (loss) income per common share available to common stockholders—diluted to Non-GAAP net (loss) income per diluted common share (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share data)	2018	2017	2018	2017
Net (loss) income available to common stockholders, as reported	$(4,036)	$1,594	$(23,912)	$23,288
Restructuring and other transition expenses	52	2,547	311	9,542
Net gain from sale of Torrance Facility	—	—	—	(37,449)
Net gains from sale of spice assets	(110)	(272)	(655)	(764)
Net gains from sales of other assets	(590)	(86)	(446)	(1,525)
Non-recurring 2016 proxy contest-related expenses	—	196	—	5,186
Interest expense on sale-leaseback financing obligation	—	—	—	681
Acquisition and integration costs	1,639	—	5,021	—
Income tax (benefit) expense on non-GAAP adjustments	(317)	(930)	(1,354)	9,488
Non-GAAP net (loss) income	$(3,362)	$3,049	$(21,035)	$8,447

Net (loss) income per common share available to common stockholders—diluted, as reported	$(0.24)	$0.10	$(1.43)	$1.39
Impact of restructuring and other transition expenses	$—	$0.15	$0.02	$0.57
Impact of net gain from sale of Torrance Facility	$—	$—	$—	$(2.24)
Impact of net gains from sale of spice assets	$—	$(0.02)	$(0.04)	$(0.05)
Impact of net gains from sales of other assets	$(0.04)	$(0.01)	$(0.03)	$(0.09)
Impact of non-recurring 2016 proxy contest-related expenses	$—	$0.01	$—	$0.31
Impact of interest expense on sale-leaseback financing obligation	$—	$—	$—	$0.04
Impact of acquisition and integration costs	$0.10	$—	$0.30	$—
Impact of income tax (benefit) expense on non-GAAP adjustments	$(0.02)	$(0.06)	$(0.08)	$0.57
Non-GAAP net (loss) income per diluted common share	$(0.20)	$0.17	$(1.26)	$0.50

Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Net (loss) income, as reported	$(3,908)	$1,594	$(23,655)	$23,288
Income tax expense	297	1,411	20,497	15,910
Interest expense	902	517	2,286	1,430
Depreciation and amortization expense	7,397	6,527	22,727	16,613
EBITDA	$4,688	$10,049	$21,855	$57,241
EBITDA Margin	3.0%	7.3%	4.8%	14.0%

Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2018	2017	2018	2017
Net (loss) income, as reported	$(3,908)	$1,594	$(23,655)	$23,288
Income tax (benefit) expense	297	1,411	20,497	15,910
Interest expense	902	517	2,286	1,430
Income from short-term investments	—	(1,156)	(19)	(882)
Depreciation and amortization expense	7,397	6,527	22,727	16,613
ESOP and share-based compensation expense	1,048	902	2,892	2,996
Restructuring and other transition expenses	52	2,547	311	9,542
Net gain from sale of Torrance Facility	—	—	—	(37,449)
Net gains from sale of spice assets	(110)	(272)	(655)	(764)
Net gains from sales of other assets	(590)	(86)	(446)	(1,525)
Impairment losses on intangible assets	3,820	—	3,820	—
Non-recurring 2016 proxy contest-related expenses	—	196	—	5,186
Acquisition and integration costs	1,639	—	5,021	—
Adjusted EBITDA	$10,547	$12,180	$32,779	$34,345
Adjusted EBITDA Margin	6.7%	8.8%	7.2%	8.4%

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
At March 31, 2018, we were eligible to borrow up to a total of $122.7 million under the Revolving Facility and had outstanding borrowings of $85.9 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $35.7 million. At March 31, 2018, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.85%. At March 31, 2018, we were in compliance with all of the restrictive covenants under the Revolving Facility.
At April 30, 2018, we were eligible to borrow up to a total of $122.7 million under the Revolving Facility and had outstanding borrowings of $86.2 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $35.4 million. At April 30, 2018, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.90%.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. At March 31, 2018, we had $7.0 million in cash and cash equivalents. In the fourth quarter of fiscal 2017, we liquidated substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas. In the second quarter ended December 31, 2017, we liquidated the remaining security and closed our preferred stock portfolio.
We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products.
Net cash provided by operating activities was $8.4 million in the nine months ended March 31, 2018 compared to net cash provided by operating activities of $10.5 million in the nine months ended March 31, 2017. Net cash provided by operating activities in the nine months ended March 31, 2018 was primarily due to a higher level of cash inflows from operating activities resulting primarily from the increase in deferred income taxes, depreciation and amortization and accounts payable balances and the change in estimated fair value of the China Mist contingent earnout consideration, partially offset by lower net income, impairment losses on intangible assets and increases in inventory and accounts receivable balances. Net cash provided by operating activities in the nine months ended March 31, 2017 was primarily due to higher net income and a higher level of cash inflows from operating activities resulting primarily from the increase in deferred income taxes and accounts payable balances , partially offset by cash outflows from increases in inventory and accounts receivable balances, payment of previously accrued bonus and restructuring and other transition expenses related to the Torrance Facility closure and purchases of short-term investments.
Net cash used in investing activities in the nine months ended March 31, 2018 was $65.5 million as compared to $84.0 million in the nine months ended March 31, 2017. In the nine months ended March 31, 2018, net cash used in investing activities included $39.6 million net of cash acquired, primarily used to acquire the Boyd Business, $25.9 million used for purchases of property, plant and equipment, including $5.6 million for machinery and equipment relating to the Expansion Project, and $1.6 million in purchases of assets in connection with construction of the New Facility, partially offset by $1.6 million in proceeds from sales of property, plant and equipment, primarily equipment. In the nine months ended March 31, 2017, net cash used in investing activities included $35.5 million for purchases of property, plant and equipment, $26.7 million in purchases of assets in connection with construction of the New Facility, and $25.9 million net of cash acquired, in connection with the China Mist and West Coast Coffee acquisitions, partially offset by $4.0 million in proceeds from sales of property, plant and equipment, primarily real estate.
Net cash provided by financing activities in the nine months ended March 31, 2018 was $57.9 million as compared to $58.1 million in the nine months ended March 31, 2017. Net cash provided by financing activities in the nine months ended March 31, 2018 included $58.3 million in net borrowings under our Revolving Facility, and $1.1 million in proceeds from stock option exercises, partially offset by $0.9 million used to pay capital lease obligations and $0.6 million in financing costs associated with the amendment of the Revolving Facility. Net cash provided by financing activities in the nine months ended March 31, 2017 included $44.1 million in net borrowings under our Revolving Facility, $42.5 million in proceeds from sale-leaseback financing associated with the sale of the Torrance Facility, $7.7 million in proceeds from lease financing in connection with the purchase of the partially constructed New Facility, and $0.8 million in proceeds from stock option exercises, partially offset by $35.8 million in repayments on lease financing to acquire the partially constructed New Facility upon purchase option closing, and $1.1 million used to pay capital lease obligations.
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

In addition to the $3.2 million cash holdback, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer pension plan. The parties are in the process of determining the final net working capital under the purchase agreement. As of March 31, 2018, we estimated a net working capital adjustment of $(8.1) million, which is reflected in the preliminary purchase price allocation. The purchase price allocation is preliminary as we are in the process of finalizing the final post-closing net working capital adjustment. The preliminary purchase price allocation is subject to change and such change could be material based on numerous factors, including the final estimated fair value of the assets acquired and liabilities assumed and the amount of the final post-closing net working capital adjustment.
At closing, the parties entered into a transition services agreement where Boyd Coffee agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. We also entered into a co-manufacturing agreement with Boyd Coffee for a transition period of up to 12 months as we transition production into our plants. Amounts paid by the Company to Boyd Coffee for these services totaled $10.2 million and $19.4 million in the three and nine months ended March 31, 2018, respectively.

On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist for aggregate purchase consideration of $12.2 million, consisting of $11.2 million in cash paid at closing including working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million, and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. We funded the purchase price of this acquisition with proceeds under our Revolving Facility and cash flows from operations. In our annual test of impairment as of January 31, 2018 and assessment of the recoverability of certain finite-lived intangible assets, we determined that the trade name/trademark and customer relationships intangible assets acquired in connection with the China Mist acquisition were impaired as the carrying value exceeded the estimated fair value. Accordingly, we recorded total impairment charges of $3.8 million in the three and nine months ended March 31, 2018. See Note 13, Goodwill and Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
On February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee for aggregate purchase consideration of $15.5 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, post-closing working capital adjustment of $(0.2) million and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. We funded the purchase price for this acquisition with proceeds under our Revolving Facility and cash flows from operations.
See Note 3, Acquisitions, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
DSD Restructuring Plan
On February 21, 2017, we announced the DSD Restructuring Plan. We have revised our estimated time of completion of the DSD Restructuring Plan from the end of the second quarter of fiscal 2018 to the end of calendar 2018. We estimate that we will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges by the end of calendar 2018 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. Expenses related to the DSD Restructuring Plan in the three and nine months ended March 31, 2018 consisted of $0 and $24,000, respectively, in employee-related costs and $0.1 million and $0.3 million, respectively, in other related costs. Since the adoption of the DSD Restructuring Plan through March 31, 2018, we have recognized and paid a total of $2.7 million in aggregate cash costs including $1.1 million in employee-related costs, and $1.6 million in other related costs. The remaining estimated costs of $1.0 million to $2.2 million are expected to be incurred in the remainder of calendar 2018. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. See Note 4, Restructuring Plans—Direct Store Delivery (“DSD”) Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Corporate Relocation Plan

We estimated that we would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan in fiscal 2015 through March 31, 2018, we have recognized a total of $31.5 million in aggregate cash costs, including $17.1 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs recorded in “Restructuring and other transition expenses” in our Condensed Consolidated Statements of Operations. We completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017 and have no outstanding balances as of March 31, 2018. Additionally, from inception through March 31, 2018, we recognized non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. We may incur certain pension-related costs in connection with the Corporate Relocation Plan which are not included in the estimated $31 million in aggregate cash costs. See Note 4, Restructuring Plans—Corporate Relocation Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
New Facility Costs
We estimated that the total construction costs including the cost of the land for the New Facility would be approximately $60 million. As of March 31, 2018, we have incurred an aggregate of $60.8 million in construction costs. In addition to the costs to complete the construction of the New Facility, we estimated that we would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures, and related expenditures in connection with construction of the New Facility of which we have incurred an aggregate of $33.2 million as of March 31, 2018, including $22.5 million under the amended building contract for the New Facility. See Note 5, New Facility of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The majority of the capital expenditures associated with machinery and equipment, furniture and fixtures and related expenditures in connection with the initial construction of the New Facility were incurred in the first three quarters of fiscal 2017. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
The following table summarizes the expenditures incurred for construction of the New Facility as of March 31, 2018 as compared to the final budget:

	Expenditures Incurred			Budget
(In thousands)	Nine Months Ended March 31, 2018	Through Fiscal Year Ended June 30, 2017	Total	Lower bound	Upper bound
Building and facilities, including land	$—	$60,770	$60,770	$55,000	$60,000
Machinery and equipment; furniture and fixtures	—	33,241	$33,241	35,000	39,000
Total	$—	$94,011	$94,011	$90,000	$99,000

Capital Expenditures
For the nine months ended March 31, 2018 and 2017, our capital expenditures paid were as follows:

	Nine Months Ended December 31,
(In thousands)	2018	2017
Maintenance:
Coffee brewing equipment	$8,118	$8,280
Building and facilities	324	230
Vehicles, machinery and equipment	5,804	9,439
Software, office furniture and equipment	3,127	1,831
Capital expenditures, maintenance	$17,373	$19,780

Expansion Project:
Machinery and equipment	$5,601	$—
Capital expenditures, Expansion Project	$5,601	$—

New Facility:
Building and facilities, including land(1)	$1,577	$26,606
Machinery and equipment	2,489	11,774
Software, office furniture and equipment	426	3,990
Capital expenditures, New Facility	$4,492	$42,370
Total capital expenditures	$27,466	$62,150
___________
(1) Includes $26.6 million in purchase of assets for New Facility construction in the nine months ended March 31, 2017.

In fiscal 2018 we expect to pay approximately $20 million to $22 million in maintenance capital expenditures, including to replace normal wear and tear of coffee brewing equipment, vehicles, machinery and equipment and mobile sales solution hardware, of which $17.4 million has been paid in the nine months ended March 31, 2018. In fiscal 2018 we anticipate paying between $9 million to $14 million in capital expenditures related to the Expansion Project of which $5.6 million has been paid in the nine months ended March 31, 2018 with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in fiscal 2019. In the nine months ended March 31, 2018, we paid $4.5 million in capital expenditures for the New Facility. As of March 31, 2018, we have paid for all capital expenditures associated with initial construction of the New Facility.
Depreciation and amortization expense was $8.1 million and $6.5 million in the three months ended March 31, 2018 and 2017, respectively. Depreciation and amortization expense was $22.7 million and $16.6 million, in the nine months ended March 31, 2018 and 2017, respectively. We anticipate our depreciation and amortization expense will be approximately $7.5 million to $8.0 million per quarter in the remainder of fiscal 2018 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Working Capital
At March 31, 2018 and June 30, 2017, our working capital was composed of the following:

	March 31, 2018	June 30, 2017
(In thousands)
Current assets	$153,039	$117,164
Current liabilities	175,034	97,267
Working capital	$(21,995)	$19,897

Contractual Obligations
During the three months ended March 31, 2018, other than the following, there were no material changes in our contractual obligations.
On February 9, 2018, we entered into Task Order No. 6 with Haskell for the expansion of our production lines in the New Facility. Task Order 6 is a guaranteed maximum price contract. Specifically, the maximum price payable by the Company to Haskell under Task Order 6 for all of Haskell’s services, equipment procurement and installation, and construction work in connection with the Expansion Project is $19.3 million. In fiscal 2018, we anticipate paying between $9 million to $14 million in capital expenditures associated with the Expansion Project, of which $2.9 million and $5.6 million has been paid in the three and nine months ended March 31, 2018, respectively, with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in fiscal 2019.
At March 31, 2018, we had outstanding borrowings of $85.9 million under our Revolving Facility, as compared to outstanding borrowings of $27.6 million at June 30, 2017. The increase in outstanding borrowings in the nine months ended March 31, 2018 included $39.5 million to fund the purchase price for the Boyd Business and initial Company obligations under the post-closing transition services agreement.
In connection with the Boyd Coffee acquisition, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer pension plan. As we have not made this payment as of March 31, 2018 and we expect settling the pension liability will take greater than twelve months, the multiemployer plan holdback is recorded in other long-term liabilities on our Condensed Consolidated Balance Sheet at March 31, 2018.
As of March 31, 2018, we had committed to purchase green coffee inventory totaling $55.8 million under fixed-price contracts and other purchases totaling $13.9 million under non-cancelable purchase orders.
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
In the fourth quarter of fiscal 2017, we liquidated substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas. In the second quarter ended December 31, 2017, we liquidated the remaining security and closed our preferred stock portfolio.
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At March 31, 2018, we had outstanding borrowings of $85.9 million, utilized $1.1 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $35.7 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at March 31, 2018 was 3.85%.

The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the Revolving Facility, excluding interest on letters of credit, based on the weighted average interest rate on the outstanding borrowings as of March 31, 2018:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$85,885	2.38%	$2,044
–100 basis points	$85,885	2.88%	$2,473
Unchanged	$85,885	3.88%	$3,332
+100 basis points	$85,885	4.88%	$4,191
+150 basis points	$85,885	5.38%	$4,621

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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The effective portion of the change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended March 31, 2018 and 2017, respectively, we reclassified $(1.8) million in net losses and $0.9 million in net gains on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Any ineffective portion of the derivative’s change in fair value is recognized currently in “Other, net.” For the nine months ended March 31, 2018 and 2017, respectively, we reclassified $(2.4) million in net losses and $0.6 million in net gains on derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the three months ended March 31, 2018 and 2017, we recognized in “Other, net” $0 and $90,000 in net gains, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness. For the nine months ended March 31, 2018 and 2017, we recognized in “Other, net” $48,000 and $63,000 in net gains, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended March 31, 2018 and 2017, we recorded in “Other, net” net losses of $(0.4) million and net gains of $0.2 million, respectively, on coffee-related derivative instruments not designated as accounting hedges. In the nine months ended March 31, 2018 and 2017, we recorded in “Other, net” net losses of $(0.5) million and $(1.1) million, respectively, on coffee-related derivative instruments not designated as accounting hedges.

The following table summarizes the potential impact as of March 31, 2018 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$260	$(260)	$4,415	$(4,415)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2018. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2018, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The information set forth in this report should be read in conjunction with the risk factor set forth below and the risk factors discussed in Part I, Item 1A of the 2017 Form 10-K.

Significant additional labeling or warning requirements may increase our costs and adversely affect sales of the affected products.
Various jurisdictions may seek to adopt significant additional product labeling (such as requiring labeling of products that contain genetically modified organisms) or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our products, they may inhibit sales of such products. In addition, for example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. The Council for Education and Research on Toxics (“CERT”) has filed suit against a number of companies as defendants, including our subsidiary, Coffee Bean International, Inc., which sell coffee in California for allegedly failing to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. CERT’s action claims damages, statutory penalties and costs of enforcement, which could be significant, as well as a requirement to provide warnings and other notices to customers or remove acrylamide from finished products (which may be impossible). The court that is hearing the action has issued a proposed statement of decision in favor of CERT on issues of liability, but a later trial phase will resolve remedies, if any, including whether a warning must be included with respect to sales of coffee in California. If we were required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging deliveries.

Item 6.	Exhibits

Exhibit No.	Description

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

4.1
Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12B/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

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

Exhibit No.	Description

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

10.6
Joinder Agreement, dated as of November 29, 2017, by and among Boyd Assets Co., Farmer Bros. Co., as the Borrower’s Representative, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of March 2, 2015, as amended by that certain First Amendment to Credit Agreement, dated as of August 25, 2017 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2018 and incorporated herein by reference).

10.7
Joinder to Pledge and Security Agreement, dated as of November 29, 2017, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., China Mist Brands, Inc., Boyd Assets Co. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2018 and incorporated herein by reference).

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

10.10	Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed herewith).**

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

Exhibit No.	Description

10.15
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.16
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.17
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

10.18
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2017 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 7, 2018 and incorporated herein by reference).**

10.19
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

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

10.22
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.23
Employment Agreement, effective as of May 27, 2015, by and between Farmer Bros. Co. and Scott W. Bixby (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 20, 2015 and incorporated herein by reference).**

10.24
Separation Agreement, dated as of February 6, 2018, by and between Farmer Bros. Co., and Scott Bixby (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018 and incorporated herein by reference).

10.25
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

Exhibit No.	Description

10.28
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Scott A. Siers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.29
Form of First Amendment to Employment Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.30
Confidential General Release and Separation Agreement by and between Barry C. Fischetto and Farmer Bros. Co. dated February 17, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2017 and incorporated herein by reference).**

10.31
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.32
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.33
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

10.38
Farmer Bros. Co. 2017 Long-Term Incentive Plan (as approved by the stockholders at the Special Meeting of Stockholders on June 20, 2017) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference)**

10.39	Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed herewith).**

10.40
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.41	Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed herewith).**

10.42
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

Exhibit No.	Description

10.43
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.44
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

10.46
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (with schedule of indemnitees attached) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017 and incorporated herein by reference).**

10.47
Lease Agreement, dated as of July 17, 2015, by and between Farmer Bros. Co. as Tenant, and WF-FB NLTX, LLC as Landlord (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.48
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

10.51
Development Management Agreement dated as of July 17, 2015, by and between Farmer Bros. Co., as Tenant and Stream Realty Partners-DFW, L.P., as Developer (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2015 and incorporated herein by reference).

10.52
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

10.54
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

Exhibit No.	Description

10.56
Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition), dated as of October 23, 2017, by and between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.57
Project Specific Task Order Release Form No. 006, dated as of February 9, 2018, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.58
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of April 11, 2016, by and between Farmer Bros. Co. as Seller, and Bridge Acquisition, LLC as Buyer (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.59
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

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
May 9, 2018

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
May 9, 2018