Form 10-K
period 2018-06-30
FARMER BROTHERS CO
filed 2018-09-13
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
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
YES ☐ NO   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 29, 2017 was $337.6 million.
As of September 12, 2018 the registrant had 16,954,368 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2018.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1.A., Risk Factors of this report, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC. Reference is made in particular to forward-looking statements regarding the success of our corporate relocation, the timing and success of our direct-store-delivery restructuring plan, our success in consummating acquisitions and integrating acquired businesses, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, product sales, expenses, earnings per share (EPS), and liquidity and capital resources. We intend these forward-looking statements to speak only at the date of this report and do not undertake to update or revise these statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.

PART I

Item 1.	Business
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “us,” “our” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. With a robust product line, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced coffees, iced and hot teas, cappuccino, spices, and baking/biscuit mixes, among others, we offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value added services such as market insight, beverage planning, and equipment placement and service. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
Corporate Relocation
In fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility housing these operations in Northlake, Texas (the “New Facility”) (the “Corporate Relocation Plan”). In order to focus on our core product offerings, in the second quarter of fiscal 2016, we sold certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc. (“Harris”). In fiscal 2017, we completed the construction of, and exercised the purchase option to acquire, the New Facility, relocated our Torrance operations to the New Facility, and sold our facility in Torrance, California (the “Torrance Facility”). We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We completed the Corporate Relocation Plan and began roasting coffee in the New Facility in the fourth quarter of fiscal 2017. The New Facility received Safe Quality Food (SQF) certification in the third quarter of fiscal 2018.
Recent Developments
Acquisitions
On October 2, 2017, we acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States, in consideration of cash and preferred stock. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to our product portfolio, improve our growth potential, deepen our distribution footprint and increase our capacity utilization at our production facilities.

In fiscal 2017, we completed two acquisitions. On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored and unflavored iced and hot teas, and on February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. The China Mist acquisition extended our tea product offerings and gave us a greater presence in the premium tea industry, while the West Coast Coffee acquisition broadened our reach in the Northwestern United States.
DSD Restructuring Plan
As a result of an ongoing operational review of various initiatives within our direct-store-delivery or DSD selling organization, in the third quarter of fiscal 2017, we commenced a restructuring plan to reorganize our DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). The DSD Restructuring Plan continued in fiscal 2018, and we expect to complete the DSD Restructuring Plan by the end of fiscal 2019.

New Facility Expansion
In the third quarter of fiscal 2018, we commenced a project to expand our production lines (the “Expansion Project”) in the New Facility including expanding capacity to support the transition of acquired business volumes. Construction, equipment procurement and installation associated with the Expansion Project are expected to be completed in fiscal 2019.
Products
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. Our product categories consist of the following:

•	a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced offerings;

•	frozen liquid coffee;

•	flavored and unflavored iced and hot teas;

•
culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers;

•	spices; and

•	other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers®, Artisan Collection by Farmer Brothers™, Superior® , Metropolitan™, China Mist® and Boyds®. Our Artisan coffee products include Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™, Rainforest Alliance Certified™, organic and proprietary blends. In addition, we sell whole bean and roast and ground flavored and unflavored coffee products under the Un Momento®, Collaborative Coffee®, Cain's™, McGarvey® and Boyds® brands and iced and hot teas under the China Mist® brand through foodservice distributors at retail. Our roast and ground coffee products are primarily sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. For a description of the amount of net sales attributed to each of our product categories in fiscal 2018, 2017 and 2016, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations included in Part II, Item 7 of this report.
Business Strategy
Overview
We are a coffee company designed to deliver the coffee people want, the way they want it. We are focused on being a growing and profitable forward-thinking industry leader, championing coffee culture through understanding, leading, building and winning in the business of coffee. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible.
In order to achieve our mission, we have had to grow existing capabilities and develop new ones over the years. More recently, we have undertaken initiatives such as, but not limited to, the following:

•	develop new products in response to demographic and other trends to better compete in areas such as premium coffees and teas;

•	expand production line capacity at the New Facility to integrate acquired product volumes and to support top-line growth;

•	grow through acquisitions to broaden our geographic reach and to increase our presence in the premium tea industry;

•	implement a channel-based selling strategy to better address the unique needs of each customer channel, more quickly respond to industry trends, and improve sales growth;

•	rethink aspects of our Company culture to improve productivity and employee engagement and to attract and retain talent;

•	embrace sustainability across our operations, in the quality of our products, as well as, how we treat our coffee growers; and

•	ensure our systems and processes provide high-quality products at a competitive cost, protection against cyber threats, and a safe environment for our employees and partners.
We differentiate ourselves in the marketplace through our product offerings and through our customer service model, with quality and sustainability as the underpinning, which includes:

•	a wide variety of coffee product offerings and packaging options across numerous brands and three quality tiers-value, premium and specialty;

•	consumer-branded coffee and tea products;

•	channel-based expertise;

•	beverage equipment placement and service;

•	hassle-free inventory and product procurement management;

•	DSD service;

•	merchandising support;

•	product and menu insights; and

•	a robust approach to social, environmental and economic sustainability throughout our business.
Our services provided to DSD customers are conducted primarily in person through Route Sales Representatives, or RSRs, who develop personal relationships with chefs, restaurant owners and food buyers at their delivery locations. We also provide comprehensive coffee programs to our national account customers, including private brand development, green coffee procurement, hedging, category management, sustainable sourcing and supply chain management. Through China Mist Tea-Loving Care®, we offer our customers an iced tea service that includes a diverse offering of on-trend products, brewing equipment calibrated to extract optimal flavor from our tea blends, specialized distribution, training and incentives, professional service, quality assurance, and strategic marketing support.
Strategic Initiatives
We are focused on the following strategies to capitalize on our state-of-the-art New Facility, reduce costs, streamline our supply chain, expand the breadth of products and services we provide to our customers, broaden our geographic reach, increase our presence in high growth industries and product categories, and better position the Company for growth:
Capitalize on State-of-the-Art Facility

•
New Facility Investment. In fiscal 2017, we completed construction of and relocation to our state-of-the-art facility in Northlake, Texas. In fiscal 2018, we began a project to expand our production lines at the New Facility. We are focused on leveraging our investment in the New Facility to produce the highest quality coffee in response to the market shift to premium and specialty coffee, support the transition of acquired product volumes, and create opportunities for customer acquisition and sustainable long-term growth.

•
SQF Certification. We are committed to the highest standards in food quality and safety. In fiscal 2018, the New Facility received SQF certification, joining our Portland and Houston SQF-certified facilities. SQF is a Global Food Safety Initiative-based system that strengthens our commitment to supply safe quality coffee products and comply with food safety legislation. Required by many of our national account customers, SQF certification at the New Facility marks an important step that will allow us the production platform to increase volume for national account customers as needed.

Reduce Costs to Compete More Effectively

•
Acquisition Integration. Through our recent acquisitions we have worked to reduce costs by integrating the acquired businesses into our existing corporate and operational structure. Eliminating redundant functions, merging delivery networks and combining production processing and facilities are expected to result in added synergies and efficiencies compared to their pre-acquisition cost structures.

•
New Facility. We undertook the Corporate Relocation Plan, in part, to pursue improved production efficiency to allow us to provide a more cost-competitive offering of high-quality products. We believe the ongoing improvements in production efficiency will allow us to operate at a lower cost, generally over the long term.

•
DSD Restructuring Plan. As a result of an ongoing operational review of various initiatives within our DSD selling organization, in the third quarter of fiscal 2017, we commenced the DSD Restructuring Plan to reorganize our DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. We began recognizing cost benefits associated with the restructuring in the fourth quarter of fiscal 2017 and we anticipate annualized savings from the restructuring plan beginning in the second quarter of fiscal 2019. We expect to complete the DSD Restructuring Plan by the end of fiscal 2019. We continue to analyze our sales organization and evaluate other potential restructuring opportunities in light of our strategic priorities.

•
Supply Chain. In recent years, we have undertaken efforts to streamline our supply chain, including replacing our long-haul fleet operations with third-party logistics (“3PL“), resulting in a reduction in our fuel consumption and empty trailer miles, while improving our intermodal and trailer cube utilization; using vendor managed inventory arrangements to reconfigure our packaging methodology and reduce waste; and engaging third-party warehouse management services at the New Facility to facilitate cost savings by leveraging the third party's expertise in opening new facilities, implementing lean management practices, improving performance on certain key performance metrics, and standardizing best practices.

•
Telematics. In an effort to make our DSD fleet more fuel-efficient, during fiscal 2018 we installed telematics monitoring devices in our delivery trucks, allowing us to see contributing factors to our transportation-related carbon footprint. Installation of telematics monitoring devices has resulted in reduced idling time, a cut in rapid acceleration, and a reduction in fuel expenditures.

Optimize Sales and Portfolio of Products

•
Channel-Based Selling Organization. Changing from a geographic to a channel-based selling strategy is expected to allow us to better serve our customers and improve sales growth. We believe this channel-based selling strategy will empower our sales organization to better address the unique needs of each customer channel thereby deepening our customer relationships, allow us to create a more comprehensive customer support structure, enhance our marketing efforts, and allow us to respond more quickly to industry trends. To this end, in the fourth quarter of fiscal 2018, we realigned our DSD and direct ship regional and national sales teams around sales channels to further our channel-based selling strategy.

•	Optimize Product Portfolio. In fiscal 2018, we undertook efforts to optimize our SKU count reducing our total SKU count by 11% excluding Boyd Coffee.

Strategic Investment in Assets and Evaluation of Cost Structure

•
Market Opportunities. We believe we are well-positioned to continue to pursue growth through additional, opportunistic M&A activity to deliver aligned brands, customers and innovation. For example, in fiscal 2018, we completed the Boyd Coffee acquisition to add to our product portfolio, improve our growth potential, deepen our distribution footprint and increase our capacity utilization at our production facilities. Additionally, in fiscal 2017, we completed the China Mist acquisition to extend our tea product offerings and give us a greater presence in the premium tea industry, and the West Coast Coffee acquisition to broaden our reach in the Northwestern United States. See Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

•
Asset Utilization. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus have included corporate staffing and structure, methods of procurement, logistics, inventory management, supporting technology, and real estate assets.

•
Investment in Technology. We have invested in technology and process improvements to improve our efficiency and the effectiveness of our sales and distribution network. Two initiatives that were completed in fiscal 2018 were advanced routing software for our last mile delivery and the next version of our hand-held sales and inventory management device for our delivery drivers.

•
Branch Consolidation and Property Sales. We evaluate our branch operation structure on an ongoing basis to identify opportunities to streamline the supply chain and reduce costs. In an effort to streamline our branch operations, in fiscal 2018, we sold a Texas branch property and in fiscal 2017 and 2016, we sold one and two Northern California branch properties, respectively.

Corporate Capabilities and Alignment to Create Stockholder Value

•
Investment in Human Resources. Our senior leadership team brings a proven track record of strategic and operational leadership capabilities. We have also added experienced and vibrant talent to our team and continue to benefit from our in-house expertise in sustainability, acquisition and integration, and operations.

•
Commitment to Employee Wellness. We are committed to creating a healthier and happier workforce which we believe contributes to our success. We have received certifications as a Fit-Friendly Worksite and a Blue Zone Workplace based on the activities and environment created in our workplace to support healthy living and promote wellness of our associates.

•
Employee Development. We have invested in a Learning Management System to enable training facilitation and tracking of training modules to support the development of employees at all levels and functions within the organization.  During fiscal 2018, we deployed courses to our Quality, Manufacturing and Maintenance functions and we intend to expand our focus to include critical training modules that impact our entire workforce. We recently completed a Talent Planning Process of all exempt level employees across the organization.  We calibrated the assessment of talent and created and began to execute on succession charts for all critical roles to ensure we have the right talent and capabilities to support the business today and in the future.

•
Performance Driven Culture. In fiscal 2018, we continued to pursue greater alignment of employee individual goals with Company goals under our compensation plans in order to focus the entire organization on the effort to create value for our stockholders.

•
Product Development Lab. The New Facility includes a product development lab where we are focused on developing innovative products in response to industry trends and customer needs. In fiscal 2018, we developed new products including Artisan and Metro Single Origin coffees, cold brew coffees, Artisan hot teas and on trend seasonal coffees and cappuccinos.

Expand Sustainability Leadership

•
Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2018, we made the Carbon Disclosure Project's Climate A-List for our leadership in reducing Scope 1, 2 and 3 emissions (direct emissions, indirect emissions from consumption of purchased electricity, heat or steam and other indirect emissions). Further, in fiscal 2018, we published our annual sustainability report based on the Global Reporting Initiative’s comprehensive compliance standard. In addition, China Mist is a member of the Ethical Tea Partnership (the “ETP”), a non-profit organization that works to improve the sustainability of the tea sector, the lives of tea workers and farmers, and the environment in which tea is produced. As a member of the ETP, China Mist sources all of its tea from tea plantations that are certified, monitored, and regularly audited by the ETP.

•
Science-Based Carbon Reduction Targets. We believe combating climate change is critical to the future of our company, the coffee industry, coffee growers and the world. In fiscal 2018 we began progress to reduce greenhouse gas (GHG) emissions across our roasting and administrative operations to achieve our Science Based Targets. Setting approved targets places us among those responsible businesses that are making measurable contributions to incorporate sustainability within their business strategy.

•
Zero Waste to Landfill. Achieving zero waste in our production and distribution facilities is a significant step in reaching our overall sustainability goals. In fiscal 2018 we achieved our goal of 90% waste diversion for our primary production and distribution facilities. To accomplish this goal, we implemented ambitious recycling and composting guidelines across these facilities. The enhanced efforts resulted in an approximate 80% reduction from previous years, meeting the Zero Waste International Alliance requirements for diverting waste sent to landfills in these locations.

•
LEED® Certified Facilities. Our Portland production and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification. We also achieved LEED® Silver Certification for our corporate offices at the New Facility.

•
Expansion of Project D.I.R.E.C.T.® Program. In fiscal 2018, we completed the baseline analysis of a third origin, Brazil, for our Project D.I.R.E.C.T.® program for sourcing green coffee. This information will be used to characterize farm level investments and technical assistance improvements within the communities from which we source these coffees. Project D.I.R.E.C.T.® is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is Project D.I.R.E.C.T.®, we follow an outcome-based evaluation framework. The result of this evaluation impacts where we invest our resources within our supply chain and has led to an increased level of transparency for us. Project D.I.R.E.C.T.® represents a growing part of our coffee portfolio.

•
Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, we track traceability levels from all green coffee suppliers on a per-contract basis.

•
Supplier Sustainability. We are committed to working with suppliers who share our social, environmental and economic sustainability goals. Regulatory and reputational risks can increase when suppliers are not held to the same strict standards to which we hold ourselves. To address this concern, in fiscal 2017, we surveyed all green coffee suppliers to assess their social, environmental, and economic sustainability practices and alignment with the United Nations Global Compact, a United Nations initiative to encourage businesses worldwide to adopt sustainable and socially responsible policies, documenting 99% compliance with United Nations Global Compact practices from all respondents. In fiscal 2018, we expanded this survey to include all green coffee suppliers along with our top suppliers of processed coffee and non-coffee products. We are awaiting the fiscal 2018 survey results.

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

•
Our employee-driven CAFÉ Crew organizes employee involvement at local charities and fund raisers, including support of Team Ronald McDonald House, riding in the Ride Against Hunger supported by Tarrant Area Food Bank, hosting local food drives and donation of Farmer Brothers products nearing the end of their shelf life to organizations related to Feeding America.

•
All of our usable and near expiring products or products with damaged packaging that can be donated are donated to Feeding America affiliated food banks nationwide, in an effort to keep all edible food waste from going to landfills.

Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee and tea knowledge to grow our business:

•
Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation and/or leadership positions with the SCA, National Coffee Association, Coalition for Coffee Communities, International Women's Coffee Alliance, International Foodservice Manufacturers Association, Pacific Coast Coffee Association, Roasters Guild and World Coffee Research, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive SCA certification of a state-of-the-art coffee lab and operate Public Domain®, a specialty coffeehouse in Portland, Oregon. We also received SCA certification for our product development lab at the New Facility.

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

Raw Materials and Supplies
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, the coffee “C” market near month price per pound ranged from approximately $1.02 to $2.22. The coffee “C” market near month price as of June 30, 2018 and 2017 was $1.15 and $1.26 per pound, respectively. Our principal packaging materials include cartonboard, corrugated and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Coffee “C” market prices in fiscal 2018 traded in a 29 cent range during the year, and averaged 11% below the historical average for the past five years. There can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade and Fair Trade Certified™ sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™ provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade products provide similar assurance except that the arrangements are provided directly to individual coffee growers instead of to cooperatives, providing these farmers with price premiums and dedicated technical assistance to improve farm conditions and increase both quality and productivity of sustainable coffee crops, at the individual farm level. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 8, Derivative Instruments, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Intellectual Property
We own a number of United States trademarks and service marks that have been registered with the United States Patent and Trademark Office. We also own other trademarks and service marks for which we have filed applications for U.S. registration. We have licenses to use certain trademarks outside of the United States and to certain product formulas, all subject to the terms of the agreements under which such licenses are granted. We believe our trademarks and service marks are integral to customer identification of our products. It is not possible to assess the impact of the loss of such identification. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use. In addition, we own numerous copyrights, registered and unregistered, registered domain names, and proprietary trade secrets, technology, know-how, and other proprietary rights that are not registered.
Seasonality
We experience some seasonal influences. The winter months historically have generally been our strongest sales months. However, our product line and geographic diversity provide some sales stability during the warmer months when coffee consumption ordinarily decreases. Additionally, we usually experience an increase in sales during the summer and early fall months from seasonal businesses located in vacation areas and from grocery retailers ramping up inventory for the winter selling season. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
Distribution
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the New Facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 447 delivery routes and 111 branch warehouses as of June 30, 2018, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. Our DSD business includes office coffee services whereby we provide office coffee and tea products, including a variety of coffee brands and blends, brewing and beverage equipment, and foodservice supplies directly to offices. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our websites and sell certain products at retail and through foodservice distributors.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. Although no single customer accounted for 10% or more of our net sales in any of the last three fiscal years, we have a number of large national account customers, the loss of or reduction in sales to one or more of which is likely to have a material adverse effect on our results of operations. During fiscal 2018, our top five customers accounted for approximately 18% of our net sales.
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
Competition
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, such as The J.M. Smucker Company (Folgers Coffee) and The Kraft Heinz Company (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and US Foods, regional and national coffee roasters such as S&D Coffee & Tea (Cott Corporation), Massimo Zanetti Beverage USA, Trilliant Food and Nutrition LLC, Gaviña & Sons, Inc., Royal Cup, Inc., Ronnoco Coffee, LLC, and Community Coffee Company, L.L.C., specialty coffee suppliers such as Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee Inc., Starbucks Corporation and Peet’s Coffee & Tea (JAB Holding Company), and retail brand beverage manufacturers such as Keurig Dr. Pepper Inc.. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores (physical and on-line) such as Costco, Sam’s Club and Restaurant Depot and on-line retailers such as Amazon. We also face competition from growth in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages.
We believe our state-of-the-art production facility, longevity, product quality and offerings, national distribution network, industry and sustainability leadership, market insight, comprehensive approach to customer relationship management, and superior customer service are the major factors that differentiate us from our competitors. We compete well when these factors are valued by our customers, and we are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.
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
Regulatory Environment
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, and occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material legal proceedings arising under these regulations except as described in Note 24, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Employees
On June 30, 2018, we employed approximately 1,600 employees, 432 of whom are subject to collective bargaining agreements expiring on or before June 30, 2022.
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
We may be unsuccessful in expanding our capacity at the New Facility, or fail to achieve our planned volumes and efficiencies associated with the Expansion Project, which could harm our business, prospects, financial condition and operating results.
Our success depends in part on our ability to be an efficient producer in a highly competitive industry. We have invested a significant amount of capital in the New Facility. We are in the process of expanding our production lines in the New Facility under a guaranteed maximum price contract of up to $19.3 million. The Expansion Project is subject to various regulatory, development and operational risks, including:

•	our ability to access sufficient capital at reasonable rates to fund the Expansion Project, especially in periods of prolonged economic decline when we may be unable to access capital markets;

•
our ability to complete the Expansion Project within anticipated costs, including the risk that we may incur cost overruns, resulting from inflation or increased costs of equipment, materials, labor, contractor productivity, delays in construction or other factors beyond our control;

•	adverse weather conditions;

•	our ability in scaling our supply chain infrastructure as our product offerings and capacity increase;

•	the availability of skilled labor, equipment, and materials to complete the Expansion Project;

•
potential changes in federal, state and local statutes, regulations, and orders, including environmental requirements that delay or prevent the Expansion Project from proceeding or increase the anticipated cost of the Expansion Project;

•	inadequate customer demand for, or interest in, our products; and

•	failure to achieve our planned volumes and efficiencies at the New Facility.

Any of these risks could prevent the Expansion Project from proceeding, delay its completion or increase its anticipated costs which could adversely affect our business and results of operations. If we are unsuccessful in increasing production capacity at the New Facility, our ability to grow may be constrained. Additionally, if we are not successful in increasing product volumes we may not achieve the return on investment we anticipate from the investment required to increase manufacturing capacity.
Our restructuring activities may be unsuccessful or less successful than we anticipate, which may adversely affect our business, operating results and financial condition.
We have implemented, and may in the future implement, restructuring activities, such as the DSD Restructuring Plan, in an effort to achieve strategic objectives and improve financial results. We cannot guarantee that we will be successful in implementing these activities in a timely manner or at all, or that such efforts will advance our business strategy as expected or result in realizing the anticipated benefits. Costs associated with restructuring activities may be greater than anticipated which could cause us to incur indebtedness in amounts in excess of expectations. Execution of restructuring activities has required, and will continue to require a substantial amount of management time and operational resources, including implementation of administrative and operational changes necessary to achieve the anticipated benefits. These activities may have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Management continues to analyze the Company’s sales organization and evaluate other potential restructuring opportunities in light of the Company’s strategic priorities which could result in additional restructuring charges the amount of which could be material. If we are unable to realize the anticipated benefits from our restructuring activities, we could be cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.

Increases in the cost of green coffee could reduce our gross margin and profit.
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Although coffee “C” market prices in fiscal 2018 averaged 11% below the historical average for the past five years, there can be no assurance that green coffee prices will remain at these levels in the future. The supply and price of green coffee may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, political and economic conditions or uncertainty, labor actions, foreign currency fluctuations, armed conflict in coffee producing nations, acts of terrorism, government actions and trade barriers, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price which premium, depending on the supply and demand at the time of purchase, may be significant. Increases in the “C” market price may also impact our ability to enter into green coffee purchase commitments at a fixed price or at a price to be fixed whereby the price at which the base “C” market price will be fixed has not yet been established. There can be no assurance that our purchasing practices and hedging activities will mitigate future price risk. As a result, increases in the cost of green coffee could have an adverse impact on our profitability.
Our efforts to secure an adequate supply of quality coffees and other raw materials may be unsuccessful and impact our ability to supply our customers or expose us to commodity price risk.
Maintaining a steady supply of green coffee is essential to keeping inventory levels low while securing sufficient stock to meet customer needs. We rely upon our ongoing relationships with our key suppliers to support our operations. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships deteriorate or we are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we may be unable to procure a sufficient quantity of high-quality coffee beans and other raw materials at prices acceptable to us or at all which could negatively affect our results of operations. Further, non-performance by suppliers could expose us to supply risk under coffee purchase commitments for delivery in the future. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. A raw material shortage could result in disruptions in our ability to deliver products to our customers, a deterioration of our relationship with our customers, decreased revenues or could impair our ability to expand our business.
Changes in green coffee commodity prices may not be immediately reflected in our cost of goods sold and may increase volatility in our results.
We purchase over-the-counter coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases on our behalf or at the direction of our customers under commodity-based pricing arrangements. Although we account for certain coffee-related derivative instruments as accounting hedges, the portion of open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results at the end of each reporting period. If the period-end green coffee commodity prices decline below our locked in price for these derivative instruments, we will be required to recognize the resulting losses in our results of operations. Further, changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity. Such transactions could cause volatility in our results because the recognition of losses and the offsetting gains may occur in different fiscal periods. Rapid, sharp decreases in the cost of green coffee could also force us to lower sales prices before realizing cost reductions in our green coffee inventory.
Our business and results of operations are highly dependent upon sales of roast and ground coffee products. Any decrease in the demand for coffee could materially adversely affect our business and financial results.
Sales of roast and ground coffee represented approximately 63%, 63% and 61% of our net sales in the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Demand for our products is affected by, among other things, consumer tastes and preferences, global economic conditions and uncertainty, demographic trends and competing products. Any decrease in demand for our roast and ground coffee products would cause our sales and profitability to decline.
If we are unable to respond successfully to changing consumer preferences and trends related to our products, we may not be able to maintain or increase our revenues and profits.
Consumer preferences may change due to a variety of factors, including changes in consumer demographics, increasing awareness of the environmental and social effects of product production, social trends, negative publicity, economic downturn or other factors. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings and developing new products and categories, our business and results of operations could be negatively affected. We may not be successful in responding to changing consumer preferences and market trends, and some of our competitors may be better able to respond to these changes, either of which could negatively affect our business and financial performance.
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
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, wholesale foodservice distributors, regional and national coffee roasters, specialty coffee suppliers, and retail brand beverage manufacturers. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores and on-line retailers. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, or if we are not effective in setting proper pricing, then our competitive position may be weakened and our sales and profitability may be materially adversely affected. If, due to competitive pressures or contractual restrictions, we are required to reduce prices to attract market share or we are unable to increase prices in response to commodity and other cost increases, our results of operations could be adversely affected if we are not able to increase sales volumes to offset the margin declines. If our retail customers do not allocate adequate shelf space for the beverages we supply, we could experience a decline in our product volumes. Increased competition in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages, may also have an adverse impact on sales of our coffee products.
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
We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution. Certain products are also distributed by third parties or direct shipped via common carrier. In addition, we use a significant amount of electricity, natural gas and other energy sources to operate our production and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increasing demand or by events such as natural disasters, power outages, or the like, could lead to higher electricity, transportation and other commodity costs, including the pass-through of such costs under our agreements with 3PL service providers and other suppliers, that could negatively impact our profitability. Any significant increase in shipping costs could lower our margins and force us to raise prices, which could have an adverse impact on our sales volumes.
Loss of business from one or more of our large national account customers and efforts by these customers to improve their profitability could have a material adverse effect on our operations.
We have a number of large national account customers, the loss of or reduction in sales to one or more of which is likely to have a material adverse effect on our results of operations. During fiscal 2018, our top five customers accounted for approximately 18% of our net sales. We generally do not have long-term contracts with our customers. Accordingly, our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. In addition, because of the competitive environment facing many of our customers and industry consolidation which has produced large customers with increased buying power and negotiating strength, our customers have increasingly sought to improve their profitability through pricing concessions and more favorable trade terms. To the extent we provide pricing concessions or favorable trade terms, our margins would be reduced. If we are unable to continue to offer terms that are acceptable to our customers, they may reduce purchases of our products which would adversely affect our financial performance. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products which could adversely affect our sales and profitability.
We rely on information technology and are dependent on enterprise resource planning software in our operations. Any material failure, inadequacy, interruption or security failure of that technology could affect our ability to effectively operate our business.

Our ability to effectively manage our business, maintain financial accuracy and efficiency, comply with regulatory, financial reporting, legal and tax requirements, and coordinate the production, distribution and sale of our products depends significantly on the reliability, capacity and integrity of information technology systems, software and networks. We are also dependent on enterprise resource planning software for some of our information technology systems and support. The failure of these systems to operate effectively and continuously, due to, among other things, natural disasters, terrorist attacks, malicious or disruptive software, equipment or telecommunications failures, issues with performance by third-party providers, processing errors, unintentional or malicious actions of employees, contractors or third-party providers, computer viruses, hackers, cyberattack or other security issues, supplier defects, power outages, network outages, inadequate or ineffective redundancy, or problems with transitioning to upgraded or replacement systems, could result in delays in processing replenishment orders from our branch warehouses, an inability to record input costs or product sales accurately or at all, an impaired understanding of our operations and results, an increase in operating expenses, reduced operational efficiency, loss of customers or other business disruptions, all of which could negatively affect our business and results of operations. To date, we have not experienced a material breach of cyber security, however our computer systems have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. These threats are constantly evolving and this increases the difficulty of timely detection and successful defense. As a result, security, backup, disaster recovery, administrative and technical controls, and incident response measures may not be adequate or implemented properly to prevent cyber-attacks or other security breaches to our systems. Failure to effectively allocate and manage our resources to build, sustain, protect and upgrade our information technology infrastructure could result in transaction errors, processing inefficiencies, the loss of customers, reputational damage, litigation, business disruptions, or the loss of sensitive or confidential data through security breach or otherwise. Significant capital investments could be required to remediate any potential problems or to otherwise protect against security breaches or to address problems caused by breaches. In addition, if our customers or suppliers experience a security breach or system failure, their businesses could be disrupted or negatively affected, which may result in a reduction in customer orders or disruption in our supply chain, which would adversely affect our results of operations.
Failure to prevent the unauthorized access, use, theft or destruction of personal, financial and other confidential information relating to our customers, suppliers, employees or our Company, could damage our business reputation, negatively affect our results of operations, and expose us to potential liability.
The protection of our customer, supplier, employee, and Company data and confidential information is critical. We are subject to new and changing privacy and information security laws and standards that may require significant investments in technology and new operational processes. The use of electronic payment methods and collection of other personal information exposes us to increased risk of privacy and/or security breaches. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmitting, and storing personal information from individuals, including our customers, suppliers and employees, and our security measures may not effectively prohibit others from obtaining improper access to such information. We rely on third party, cloud based technologies which results in third party access and storage of Company data and confidential information. Employees or third parties with whom we do business or to whom we outsource certain information technology or administrative services may attempt to circumvent security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. If we experience a data security breach of any kind or fail to respond appropriately to such incidents, we may experience a loss of or damage to critical data, suffer financial or reputational damage or penalties, or face exposure to negative publicity, government investigations and proceedings, private consumer or securities litigation, liability or costly response measures. In addition, our reputation within the business community and with our customers and suppliers may be affected, which could result in our customers and suppliers ceasing to do business with us which could adversely affect our business and results of operations. Our insurance policies do not cover losses caused by security breaches.

Interruption of our supply chain, including a disruption in operations at any of our production and distribution facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.
We rely on a limited number of production and distribution facilities. A disruption in operations at any of these facilities or any other disruption in our supply chain relating to green coffee supply, service by our 3PL service providers, common carriers or distributors, supply of raw materials and finished goods under co-pack or vendor-managed inventory arrangements, or otherwise, whether as a result of casualty, natural disaster, power loss, telecommunications failure, terrorism, labor shortages, trade restrictions, contractual disputes, weather, environmental incident, pandemic, strikes, the financial or operational instability of key suppliers, distributors and transportation providers, or other causes, could significantly impair our ability to operate our business and adversely affect our relationship with our customers. In such event, we may also be forced to contract with alternative, and possibly more expensive, suppliers, distributors or service providers, which would adversely affect our profitability. Alternative facilities with sufficient capacity or capabilities may not be available, may cost substantially more or may take a significant time to start production, each of which could negatively impact our business and results of operations. Additionally, the majority of our green coffee comes through the Ports of Houston and Seattle. Any interruption to port operations, highway arteries, gas mains or electrical service in the areas where we operate or obtain products or inventory could restrict our ability to manufacture and distribute our products for sale and would adversely impact our business.
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
Various jurisdictions may seek to adopt significant additional product labeling (such as requiring labeling of products that contain genetically modified organisms) or warning requirements or limitations on the availability of our products relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our products, they may inhibit sales of such products. In addition, for example, we are subject to the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as “Proposition 65”), a law which requires that a specific warning appear on any product sold in California that contains a substance listed by that State as having been found to cause cancer or birth defects. The Council for Education and Research on Toxics (“CERT”) has filed suit against a number of companies as defendants, including our subsidiary, Coffee Bean International, Inc., which sell coffee in California for allegedly failing to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute and sell contains acrylamide. CERT’s action claims damages, statutory penalties and costs of enforcement, which could be significant, as well as a requirement to provide warnings and other notices to customers or remove acrylamide from finished products (which may be impossible). The court that is hearing the action has issued a final statement of decision in favor of CERT on issues of liability, but a later trial phase will resolve remedies, if any, including whether a warning must be included with respect to sales of coffee in California. If we are required to add warning labels to any of our products or place warnings in certain locations where our products are sold, sales of those products could suffer not only in those locations but elsewhere. Any change in labeling requirements for our products also may lead to an increase in packaging costs or interruptions or delays in packaging and product deliveries.
Litigation pending against us could expose us to significant liabilities and damage our reputation.
We are currently party to various legal and other proceedings, and additional claims may arise in the future. See Note 24, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, operationally disruptive and distracting to management, and could negatively affect our brand name and image and subject us to statutory penalties and costs of enforcement. We can provide no assurances as to the outcome of any litigation or the resolution of any other claims against us. An adverse outcome of any litigation or other claim could negatively affect our financial condition, results of operations and liquidity.
Investment in acquisitions could disrupt our ongoing business, not result in the anticipated benefits and present risks not originally contemplated.
We have invested and in the future may invest in acquisitions which may involve risks and uncertainties, including the risks involved with entering new product categories, distribution channels or geographic regions, contingent risks associated with the past operations of or other unanticipated problems arising in any acquired business, limited warranties and indemnities from the sellers of acquired businesses, the challenges of achieving strategic objectives and other benefits expected from acquisitions, failure to implement our business plan for the combined business, adverse impacts of margin and product cost structures different from those of our current mix of business, the diversion of our attention and resources from our operations and other initiatives, the potential impairment of acquired assets and liabilities, the performance of underlying products, capabilities or technologies, inconsistencies in standards, controls, procedures, policies and compensation structures of the acquired businesses and our business, the potential loss of key personnel, customers and suppliers of the acquired businesses, and other unanticipated issues, expenses and liabilities. The success of any such acquisitions will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating the acquired businesses with our existing businesses, and to achieve revenue and cost synergies. The integration process may be complex, time consuming, costly, and subject to uncertainties and contingencies many of which may be beyond our control and difficult to predict, including effective management of integration and administrative overhead costs, maintaining an effective system of internal controls for a larger and geographically dispersed enterprise, and issues in integrating financial, manufacturing, logistics, information technology, communications and other systems. Additionally, any such acquisitions may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, restructuring charges, impairment charges, contingent liabilities, amortization expenses related to intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition.
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
Future impairment charges could adversely affect our operating results.
At June 30, 2018, we had $31.5 million in long-lived intangible assets, including recipes, non-compete agreements, customer relationships, trade names, trademarks and a brand name, and goodwill of $36.2 million, associated with completed acquisitions. Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in valuation of the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and goodwill and adversely affect our operating results.
We performed our annual test of impairment as of January 31, 2018, to determine the recoverability of the carrying values of goodwill and indefinite-lived intangible assets. We also assessed the recoverability of certain finite-lived intangible assets. As a result of these impairment tests, we determined that the trade name/trademark and customer relationships intangible assets acquired in connection with the China Mist acquisition were impaired as the carrying value exceeded the estimated fair value. Accordingly, we recorded total impairment charges of $3.8 million in fiscal 2018. Further changes to the assumptions regarding the future performance of China Mist or other assumptions, or the failure to achieve anticipated synergies related to acquisitions could result in additional impairment charges in the future, which could be significant.
An increase in our debt leverage could adversely affect our liquidity and results of operations.
As of June 30, 2018 and 2017, we had outstanding borrowings under our credit facility of $89.8 million and $27.6 million, respectively, with excess availability of $25.3 million and $27.9 million, respectively. We may incur significant indebtedness in the future, including through additional borrowings under the credit facility, exercise of the accordion feature under the credit facility to increase the revolving commitment by up to an additional $50.0 million, through the issuance of debt securities, or otherwise. Our present indebtedness and any future borrowings could have adverse consequences, including:

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
Our cash requirements in the future may be greater than expected. Should we experience a deterioration in operating performance, we will have less cash inflows from operations available to meet our financial obligations or to fund our other liquidity needs. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell assets; or

•	reduce or delay planned capital or operating expenditures, strategic acquisitions or investments.

Such measures might not be sufficient to enable us to satisfy our financial obligations or to fund our other liquidity needs, and could impede the implementation of our business strategy, prevent us from entering into transactions that would otherwise benefit our business and/or have a material adverse effect on our financial condition and results of operations. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms or at all. Our ability to obtain additional financing or refinance our indebtedness would depend upon, among other things, our financial condition at the time, and the liquidity of the overall capital markets and the state of the economy. Furthermore, any refinancing of our existing debt could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict our business operations. In addition, if our lenders experience difficulties that render them unable to fund future draws on the credit facility, we may not be able to access all or a portion of these funds, which could adversely affect our ability to operate our business and pursue our business strategies.
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
At June 30, 2018, the projected benefit obligation under our single employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plans, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.
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
We are self-insured for many risks up to significant deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors and officers liability, life, employee medical, dental and vision, and automobile risks present a large potential liability. While we accrue for this liability based on historical claims experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. A successful claim against us that is not covered by insurance or is in excess of our reserves or available insurance limits could require us to make significant payments and could negatively affect our business, financial condition and results of operations.
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
We participate in two multiemployer defined benefit pension plans and one multiemployer defined contribution pension plan for certain union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these plans could increase due to a number of factors, including the funded status of the plans and the level of our ongoing participation in these plans. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. In the event we withdraw from participation in one or more of these plans, we could be required to make an additional lump-sum contribution to the plan. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. The amount of any potential withdrawal liability could be material to our results of operations and cash flows.
Restrictive covenants in our credit facility may limit our ability to make investments or otherwise restrict our ability to pursue our business strategies.
Our credit facility contains various covenants that limit our ability to, among other things, make investments; incur additional indebtedness; create, incur, assume or permit any liens on our property; pay dividends under certain circumstances; incur capital expenditures, and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. Our credit facility also contains financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances. Our ability to meet those covenants may be affected by events beyond our control, and there can be no assurance that we will meet those covenants. The breach of any of these covenants could result in a default under the credit facility.
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
Our operating results may have significant fluctuations from period to period which could have a negative effect on the market price of our common stock.
Our operating results may fluctuate from period to period as a result of a number of factors, including variations in our operating performance or the performance of our competitors, changes in accounting principles, fluctuations in the price and supply of green coffee, fluctuations in the selling prices of our products, the success of our hedging strategy, research reports and changes in financial estimates by analysts about us, or competitors or our industry, our inability or the inability of our competitors to meet analysts’ projections or guidance, strategic decisions by us or our competitors, such as acquisitions, capital investments or changes in business strategy, the depth and liquidity of the market for our common stock, adverse outcomes of litigation, changes in or uncertainty about economic conditions, conditions or trends in our industry, geographies, or customers, activism by any large stockholder or group of stockholders, speculation by the investment community regarding our business, actual or anticipated growth rates relative to our competitors, terrorist acts, natural disasters, perceptions of the investment opportunity associated with our common stock relative to other investment alternatives, competition, changes in consumer preferences and market trends, seasonality, our ability to retain and attract customers, our ability to manage inventory and fulfillment operations and maintain gross margin, and other factors described elsewhere in this risk factors section. Fluctuations in our operating results due to these factors or for any other reason could cause the market price of our common stock to decline. In addition, the stock markets have experienced price and volume fluctuations that have affected and continue to affect the market price of equity securities issued by many companies. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition and results of operations, as it could result in substantial legal costs, a diversion of management’s attention and resources, and require us to make substantial payments to satisfy judgments or to settle litigation. Accordingly, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, and such comparisons should not be relied upon as indicators of future performance.
Stockholders may experience future dilution as a result of future equity offerings.
In order to raise additional capital, we may in the future offer additional equity, equity-linked or debt securities. If we raise additional funds through the issuance of securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing stockholders for their shares.
Customer quality control problems may adversely affect our brands thereby negatively impacting our sales.
Our success depends on our ability to provide customers with high-quality products and service. Although we take measures to ensure that we sell only fresh products, we have no control over our products once they are purchased by our customers. Accordingly, customers may prepare our products inconsistent with our standards, or store our products for longer periods of time, potentially affecting product quality. Clean water is critical to the preparation of coffee, tea and other beverages. We have no ability to ensure that our customers use a clean water supply to prepare these beverages. If consumers do not perceive our products and service to be of high quality, then the value of our brands may be diminished and, consequently, our operating results and sales may be adversely affected. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about the Company or our products on social or digital medial could damage our brands and reputation, regardless of the information’s accuracy, causing immediate harm without affording us an opportunity for redress or correction.
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
The conduct of our business is subject to various laws and regulations including those relating to food safety, ingredients, manufacturing, processing, packaging, storage, marketing, advertising, labeling, quality and distribution of our products, import of raw materials, as well as environmental laws and those relating to privacy, worker health and workplace safety. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. Such changes may include changes in: food and drug laws, including the FDA Food Safety Modernization Act which requires, among other things, that food facilities conduct contamination hazard analyses, implement risk-based preventive controls and develop track-and-trace capabilities; laws relating to product labeling, advertising and marketing practices; accounting standards and taxation requirements; competition laws; environmental laws; laws regarding ingredients used in our products; laws and regulations affecting healthcare costs, immigration and other labor issues; privacy laws and regulations; and increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the effects on health of ingredients in, or attributes of, our products. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states. Any new laws and regulations or changes in government policy, existing laws and regulations or the interpretations thereof could require us to change certain of our operational processes and procedures, or implement new ones, and may increase our operating and compliance costs, which could adversely affect our results of operations. In addition, modifications to international trade policy, or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could adversely impact our business and results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes or procedures (or force us to implement new processes or procedures). If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations and adversely affect our reputation and brand image. In addition, claims or liabilities of this sort may not be covered by insurance or by any rights of indemnity or contribution that we may have against others.
Concentration of ownership among our principal stockholders may dissuade potential investors from purchasing our stock, may prevent new investors from influencing significant corporate decisions and may result in a lower trading price for our common stock than if ownership of our common stock was less concentrated.
Based on statements and reports filed with the SEC pursuant to Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certain members of the Farmer family or entities controlled by the Farmer family (including trusts) beneficially own in the aggregate approximately 27.1% of our outstanding common stock. As a result, these stockholders, acting together, may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors, the amendment of our charter documents, and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership. Sales of common stock by the Farmer family could have a material adverse effect on the market price of our common stock. In addition, the transfer of ownership of a significant portion of our outstanding shares of common stock within a three-year period could adversely affect our ability to use our net operating loss (“NOL”) carry forwards to offset future taxable net income.
Actions by activist investors could be disruptive, costly, and negatively affect our business and cause the trading price of our common stock to decline.
Activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition. Responding to proxy contests and other actions by activist investors can disrupt our operations, be costly and time-consuming, and divert the attention of the Company’s board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, may cause customer and employee concerns, may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel. As a result of these types of actions, the trading price of our common stock could decline.
Our ability to use our NOL carry forwards to offset future taxable net income may be subject to certain limitations.
At June 30, 2018, we had approximately $124.9 million in federal and $103.1 million in state NOL carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2018, respectively. If an ownership change as defined in Section 382 of the Internal Revenue Code (the "Code") occurs with respect to our capital stock, our ability to use NOLs to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. If an ownership change were to occur, use of our NOLs to reduce payments of federal taxable net income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. As a result, we may be unable to realize a tax benefit from the use of our NOLs, even if we generate a sufficient level of taxable net income prior to the expiration of the NOL carry forward periods.
The impact of the Tax Cuts and Jobs Act (the "Tax Act") on our current and future financial results, including the impact on our deferred tax assets , is uncertain.
The Tax Act significantly affected U.S. tax law, including by reducing the corporate tax rate from 35% to 21%, limiting the deductibility of certain executive compensation, and modifying or repealing many deductions and credits. The impact of many provisions of the Tax Act lack clarity and are subject to interpretation until additional guidance is released. As of June 30, 2018, we have not completed our accounting for the tax effects of the Tax Act. The provisional amount recorded in fiscal 2018 relating to the re-measurement of our deferred tax balances as a result of the reduction in the corporate tax rate was $18.0 million. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, changes to Section 162(m) of the Code, which we are not yet able to reasonably estimate the effect of this provision of the Tax Act. As we complete our analysis of the Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that could materially impact our provision for income taxes, affect the measurement of deferred tax balances or potentially give rise to new deferred tax amounts in the period in which the adjustments are made.

Future sales of shares by existing stockholders could cause the market price of our common stock to decline.
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
Our outstanding Series A Preferred Stock could adversely affect the holders of our common stock in some circumstances.
As of June 30, 2018, we had 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), outstanding. The Series A Preferred Stock could adversely affect the holders of our common stock in certain circumstances. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock and are entitled to share in the dividends on common stock, when declared. The Series A Preferred Stock pays a dividend, when, as and if declared by our Board of Directors, of 3.5% APR of the stated value per share payable in four quarterly installments in arrears, and has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and a conversion premium of 22.5%. We may mandatorily convert all of the Series A Preferred Stock one year from the date of issue. The holder may convert 20%, 30% and 50% of the Series A Preferred Stock at the end of the first, second and third year, respectively, from the date of issue. Any of the foregoing could have a material adverse effect on the holders of our common stock.
Anti-takeover provisions could make it more difficult for a third party to acquire us.
Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by stockholders. We currently have 479,000 authorized shares of preferred stock undesignated as to series, and we could cause shares currently designated as to series but not outstanding to become undesignated and available for issuance as a series of preferred stock to be designated in the future. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change in control of the Company without further action by stockholders and may adversely affect the voting and other rights of the holders of our common stock.
Further, certain provisions of our charter documents, including a classified board of directors, provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our common stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control or management.
Our results of operation, financial condition and cash flows may be adversely affected by changes in GAAP.
Generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our results of operations, financial position and cash flows. In particular, in February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. ASU 2016-02 is effective for the Company beginning

July 1, 2019. We expect the adoption of ASU 2016-02 will have a material effect on our financial condition resulting from the increase in assets and liabilities.

Item 1.B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our current production and distribution facilities are as follows:

Location	Approximate Area (Square Feet)	Purpose	Status
Northlake, TX	535,585	Corporate headquarters, manufacturing, distribution, warehouse, product development lab	Owned
Houston, TX	330,877	Manufacturing and warehouse	Owned
Portland, OR	114,000	Manufacturing and distribution	Leased
Northlake, IL	89,837	Distribution and warehouse	Leased
Moonachie, NJ	41,404	Distribution and warehouse	Leased
Hillsboro, OR	20,400	Manufacturing, distribution and warehouse	Leased
Scottsdale, AZ	17,400	Distribution and warehouse	Leased
As part of the China Mist transaction, we assumed the lease on China Mist’s existing 17,400 square foot facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. As part of the West Coast Coffee transaction, we entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. We did not acquire any additional facilities or assume any additional leases in connection with the Boyd Coffee acquisition. Our owned facility in Oklahoma City, Oklahoma, consisting of approximately 142,100 square feet, served as a distribution facility through the third quarter of fiscal 2017, when distribution operations were transitioned to the New Facility and continues to serve as a branch warehouse and service center.
As of June 30, 2018, we stage our products in 111 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our stand-alone branch warehouses vary in size from approximately 1,000 to 34,000 square feet.
Approximately 55% of our facilities are leased with a variety of expiration dates through 2021. The lease on the Portland facility was renewed in fiscal 2018 and expires in 2028, subject to an option to renew up to an additional 10 years.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 75%, 93% and 90% during the fiscal years ended June 30, 2018, 2017 and 2016, respectively. The utilization rate in fiscal 2018 includes the New Facility and does not reflect the anticipated increase in capacity resulting from the Expansion Project. The utilization rate in fiscal 2017 excludes the New Facility where we began roasting coffee in the fourth quarter of fiscal 2017. The utilization rate in fiscal 2016 excludes the Torrance Facility due to the transition of coffee processing and packaging to our Houston and Portland production facilities in the fourth quarter of fiscal 2015.

Subject to completion of the Expansion Project, we believe that our existing facilities provide adequate capacity for our current operations, including integration of product volumes from recent acquisitions.
.

Item 3.	Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 24, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

	Year Ended June 30, 2018		Year Ended June 30, 2017
	High	Low	High	Low
1st Quarter	$34.25	$28.95	$36.96	$29.16
2nd Quarter	$34.70	$30.90	$37.55	$30.05
3rd Quarter	$33.90	$29.60	$37.15	$31.25
4th Quarter	$30.95	$23.95	$37.35	$29.30
On September 12, 2018, the last sale price reported on NASDAQ for our common stock was $27.90 per share.
Holders
As of September 12, 2018, there were approximately 2,100 holders of record of common stock. Determination of holders of record of common stock is based upon the number of record holders and individual participants in security position listings. This does not include persons whose common stock is in nominee or “street name” accounts through brokers.
Dividends
The Company’s Board of Directors has omitted the payment of a quarterly dividend on our common stock since the third quarter of fiscal 2011. The amount, if any, of dividends on our common stock to be paid in the future will depend upon the Company’s then available cash, anticipated cash needs, overall financial condition, credit agreement restrictions, future prospects for earnings and cash flows, as well as other relevant factors. For a description of the credit agreement restrictions on the payment of dividends on our common stock, see Liquidity, Capital Resources and Financial Condition included in Part II, Item 7 of this report, and Note 16, Bank Loan, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Equity Compensation Plan Information
This information appears in Equity Compensation Plan Information included in Part III, Item 12 of this report.
Performance Graph
The following graph depicts a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Russell 2000 Index, the Value Line Food Processing Index and a peer group index. Companies in the Russell 2000, Value Line Food Processing Index and peer group index are weighted by market capitalization. The graph assumes an initial investment of $100.00 at the beginning of the five year period and that all dividends paid by companies included in these indices have been reinvested.
Because no published peer group is similar to the Company's portfolio of business, the Company created a peer group index that includes the following companies: B&G Foods, Inc., Coffee Holding Co. Inc., Lancaster Colony Corporation, National Beverage Corp., SpartanNash Company, Seneca Foods Corp. and TreeHouse Foods, Inc. We revised the peer group in fiscal 2018 to include public companies in the same industry as Farmer Bros. Co. (Consumer Non-Durables), and either in the same subsector (Packaged Foods) or with product offerings that overlap with the Company's product offerings. As a result, we added Lancaster Colony Corporation and Seneca Foods Corp. to the peer group, and removed Dunkin’ Brands Group, Inc. and Inventure Foods, Inc. from the peer group in fiscal 2018. Inventure Foods, Inc. has also been excluded from the old peer group index in fiscal 2018 since it is no longer a public company.
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
The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Comparison of Five-Year Cumulative Total Return
Farmer Bros. Co., Russell 2000 Index, Value Line Food Processing Index and Peer Group Index
(Performance Results Through June 30, 2018)

	2013	2014	2015	2016	2017	2018
Farmer Bros. Co.	$100.00	$153.70	$167.14	$228.02	$215.15	$217.28
Russell 2000 Index	$100.00	$122.04	$128.28	$117.85	$144.80	$168.09
Value Line Food Processing Index	$100.00	$122.38	$130.85	$155.03	$165.20	$164.17
Peer Group Index (old)	$100.00	$111.12	$126.35	$154.73	$159.25	$160.70
Peer Group Index (new)	$100.00	$115.03	$120.44	$182.25	$174.72	$165.52
Source: Value Line Publishing, LLC

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors, and our consolidated financial statements and the notes thereto included elsewhere in this report. The historical results do not necessarily indicate results expected for any future period.

	Year Ended June 30,
(In thousands, except per share data)	2018(1)	2017(1)(2)	2016(2)	2015(2)	2014(2)
Consolidated Statement of Operations Data:
Net sales	$606,544	$541,500	$544,382	$545,882	$528,380
Cost of goods sold	$399,502	$354,622	$373,214	$386,253	$351,565
Restructuring and other transition expenses(3)	$662	$11,016	$16,533	$10,432	$—
Net gain from sale of Torrance Facility(4)	$—	$(37,449)	$—	$—	$—
Net gains from sale of Spice Assets(5)	$(770)	$(919)	$(5,603)	$—	$—
Net (gains) losses from sales of other assets	$(196)	$(1,210)	$(2,802)	$394	$(3,814)
Impairment losses on intangible assets(6)	$3,820	$—	$—	$—	$—
Income (loss) from operations	$1,124	$39,178	$(2,190)	$(7,076)	$16,584
Income (loss) from operations per common share—diluted	$0.07	$2.33	$(0.13)	$(0.43)	$1.04
Income tax expense (benefit)(7)	$17,312	$14,815	$(72,239)	$402	$705
Net (loss) income available to common stockholders(8)	$(18,669)	$22,551	$71,791	$(9,708)	$19,800
Net (loss) income available to common stockholders per common share—basic(8)	$(1.11)	$1.35	$4.35	$(0.60)	$1.24
Net (loss) income available to common stockholders per common share—diluted(8)	$(1.11)	$1.34	$4.32	$(0.60)	$1.24
Cash dividends declared per common share	$—	$—	$—	$—	$—
	June 30,
(In thousands)	2018	2017(2)	2016(2)	2015(2)	2014(2)
Consolidated Balance Sheet Data:
Total current assets(9)	$173,514	$140,703	$177,366	$166,140	$209,952
Property, plant and equipment, net(10)	$186,589	$176,066	$118,416	$90,201	$95,641
Goodwill(11)	$36,224	$10,996	$272	$272	$—
Intangible assets, net(11)	$31,515	$18,618	$6,219	$6,419	$5,628
Deferred income taxes	$39,308	$53,933	$71,508	$11,770	$15,403
Total assets	$475,531	$407,153	$383,714	$282,417	$333,658
Short-term borrowings under revolving credit facility(12)	$89,787	$27,621	$109	$78	$78
Capital lease obligations(13)	$248	$1,195	$2,359	$5,848	$9,703
Earnout payable(14)	$600	$1,100	$100	$200	$—
Long-term derivative liabilities	$386	$380	$—	$25	$—
Total liabilities	$246,476	$177,601	$186,397	$161,951	$166,302
_____________
(1) The results of operations of businesses acquired are included in the Company's consolidated financial statements from their dates of acquisition. See Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(2) Prior year periods have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements. See Note 3, Changes in Accounting Principles and

Corrections to Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(3) See Note 5, Restructuring Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(4) See Note 7, Sales of Assets—Sale of Torrance Facility, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(5) See Note 7, Sales of Assets—Sale of Spice Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(6)
The Company performed its annual test of impairment as of January 31, 2018, to determine the recoverability of the carrying values of goodwill and indefinite-lived intangible assets. The Company also assessed the recoverability of certain finite-lived intangible assets. As a result of these impairment tests, the Company determined that the trade name/trademark and customer relationships intangible assets acquired in connection with the China Mist acquisition were impaired as the carrying value exceeded the estimated fair value. Accordingly, the Company recorded total impairment charges of $3.8 million in fiscal 2018. See Note 14, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(7) Includes non-cash income tax expense of $18.0 million in fiscal 2018 related to adjusting the Company's deferred tax balances to reflect the new corporate tax rate under the Tax Act and non-cash income tax benefit of $(72.2) million in fiscal 2016 from the release of valuation allowance on deferred tax assets. See Note 21, Income Taxes, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(8) Dividends on the Company's outstanding Series A Preferred Stock are deducted from net (loss) income in computing net (loss) income available to common stockholders, net (loss) income available to common stockholders per common share—basic, and net (loss) income available to common stockholders per common share—diluted. See Note 22, Net (Loss) Income Per Common Share, included in Part II, Item 8 of this report.
(9) See Liquidity, Capital Resources and Financial Condition—Liquidity included in Part II, Item 7 of this report.
(10) See Note 6, New Facility, and Note 13, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(11) In fiscal 2018, reflects the final purchase price allocation for the acquisition of the Boyd Business. See Note 4, Acquisitions, and Note 14, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
(12) See Liquidity, Capital Resources and Financial Condition—Liquidity included in Part II, Item 7 of this report.
(13) Excludes imputed interest.
(14) During fiscal 2018, the Company recorded a change in the estimated fair value of contingent earnout consideration of $(0.5) million in connection with the China Mist acquisition as the Company does not expect the contingent sales levels to be reached. See Note 19, Other Current Liabilities, and Note 20, Other Long-Term Liabilities, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2018, 2017 and 2016 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the Risk Factors described in Part I, Item 1A of this report.
Overview
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. We are a coffee company designed to deliver the coffee people want, the way they want it. We are focused on being a growing and profitable forward-thinking industry leader, championing coffee culture through understanding, leading, building and winning in the business of coffee. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible.
Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T. and other sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers; spices; and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the New Facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 447 delivery routes and 111 branch warehouses as of June 30, 2018, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.
Corporate Relocation
In an effort to make the Company more competitive and better positioned to capitalize on growth opportunities, in fiscal 2015 we began the process of relocating our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to the New Facility. Approximately 350 positions were impacted as a result of the Torrance Facility closure. In order to focus on our core product offerings, in the second quarter of fiscal 2016, we sold certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products to Harris. In fiscal 2017, we completed the construction of, and exercised the purchase option to acquire, the New Facility, relocated our Torrance operations to the New Facility, and sold our Torrance Facility. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We completed the Corporate Relocation Plan and began roasting coffee in the New Facility in the fourth quarter of fiscal 2017. The New Facility received SQF certification in the third quarter of fiscal 2018. See Liquidity, Capital Resources and Financial Condition, below, Note 5, Restructuring Plans—Corporate

Relocation Plan, and Note 6, New Facility, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Recent Developments
Acquisitions
On October 2, 2017, we acquired substantially all of the assets and certain specified liabilities of Boyd Coffee, a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States, in consideration of cash and preferred stock. The Boyd Business is expected to add to our product portfolio, improve our growth potential, deepen our distribution footprint and increase our capacity utilization at our production facilities.
In fiscal 2017, we completed two acquisitions. On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist, a provider of flavored and unflavored iced and hot teas, and on February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee, a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. The China Mist acquisition extended our tea product offerings and gave us a greater presence in the premium tea industry, while the West Coast Coffee acquisition broadened our reach in the Northwestern United States.
See Liquidity, Capital Resources and Financial Condition—Liquidity—Acquisitions below, and Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
DSD Restructuring Plan
As a result of an ongoing operational review of various initiatives within our DSD selling organization, in the third quarter of fiscal 2017, we commenced the DSD Restructuring Plan to reorganize our DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. See Liquidity, Capital Resources and Financial Condition—Liquidity—DSD Restructuring Plan below, and Note 5, Restructuring Plans—DSD Restructuring Plan, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
New Facility Expansion
In the third quarter of fiscal 2018, we commenced the Expansion Project. We entered into a guaranteed maximum price contract of up to $19.3 million covering the expansion of our production lines in the New Facility including expanding capacity to support the transition of acquired business volumes. See Liquidity, Capital Resources and Financial Condition—Liquidity—New Facility Expansion, below, and Note 6, New Facility, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Important Factors Affecting Our Results of Operations
We have identified factors that affect our industry and business which we expect to also play an important role in our future growth and profitability. Some of these factors include:

•
Investment in State-of-the-Art Facility and Capacity Expansion. We are focused on leveraging our investment in the New Facility to produce the highest quality coffee in response to the market shift to premium and specialty coffee, support the transition of acquired product volumes, and create opportunities for customer acquisition and sustainable long-term growth.

•
Demographic and Channel Trends. Our success is dependent upon our ability to develop new products in response to demographic and other trends to better compete in areas such as premium coffee and tea, including expansion of our product portfolio by investing resources in what we believe to be key growth categories and different formats.

•
Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, coffee “C” market near month price per pound ranged from approximately $1.02 to $2.22. The coffee “C” market near month price as of June 30, 2018 and 2017 was $1.15 and $1.26 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this report.

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

•
Market Opportunities. We believe we are well-positioned to continue to pursue growth through additional opportunistic M&A activity to deliver aligned brands, customers and innovation. For example, in fiscal 2018, we completed the Boyd Coffee acquisition to add to our product portfolio, improve our growth potential, deepen our distribution footprint and increase our capacity utilization at our production facilities. Additionally, in fiscal 2017, we completed the China Mist acquisition to extend our tea product offerings and give us a greater presence in the premium tea industry and the West Coast Coffee acquisition to broaden our reach in the Northwestern United States. For additional information on these acquisitions, see Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Results of Operations
Changes in Accounting Principles and Corrections to Previously Issued Financial Statements
As discussed in Note 3, Change in Accounting Principles and Corrections to Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, prior period amounts recorded in our consolidated financial statements have been retrospectively adjusted to reflect the impact of the following changes:

•
Change in Method of Accounting from LIFO to FIFO. Effective June 30, 2018, we changed our method of accounting for our coffee, tea and culinary products from the last in, first out ("LIFO") basis to the first in, first out ("FIFO") basis. We believe that this change is preferable as it better matches revenues with associated expenses, aligns the accounting with the physical flow of inventory, and improves comparability with our peers.

•
Change in Accounting Principle for Freight and Warehousing Costs. Effective June 30, 2018, we implemented a change in accounting principle for freight costs incurred to transfer goods from a distribution center to a branch warehouse and warehousing overhead costs incurred to store and ready goods prior to their sale, from expensing such costs as incurred within selling expenses to capitalizing such costs as inventory and expensing through cost of goods sold. We determined that it is preferable to capitalize such costs into inventory and expense through cost of goods sold because it better represents the costs incurred in bringing the inventory to its existing, condition and location for sale to customers and it is consistent with our accounting treatment of similar costs.

•
Reclassification and Capitalization of Allied Freight, Overhead Variances and Purchase Price Variances. In connection with these changes in accounting principles, subsequent to the issuance of our consolidated financial statements for the year ended June 30, 2017, we made certain corrections to our consolidated financial statements to reclassify and capitalize to inventory freight associated with certain non-coffee product lines previously expensed as incurred in selling expenses, and to capitalize to inventory overhead variances and purchase price variances associated with these product lines previously expensed as incurred in cost of goods sold.

The impact of these changes and corrections to the applicable line items in our consolidated financial statements is set forth in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. The discussion of our results of operations for the fiscal years ended June 30, 2018, 2017 and 2016 set forth below reflects these retrospective adjustments.
Fiscal Years Ended June 30, 2018 and 2017
Financial Highlights

•	Volume of green coffee pounds processed and sold increased 12.5% in fiscal 2018 as compared to fiscal 2017.

•	Gross profit increased 10.8% to $207.0 million in fiscal 2018 from $186.9 million in fiscal 2017.

•	Gross margin decreased to 34.1% in fiscal 2018 from 34.5% in fiscal 2017.

•
Income from operations was $1.1 million in fiscal 2018 as compared to $39.2 million in fiscal 2017. Income from operations included $3.8 million in impairment losses on intangible assets in fiscal 2018 and a $37.4 million net gain from the sale of the Torrance Facility in fiscal 2017.

•
Net loss available to common stockholders was $(18.7) million, or $(1.11) per common share available to common stockholders—diluted, in fiscal 2018, compared to net income available to common stockholders of $22.6 million, or $1.34 per common share available to common stockholders—diluted, in fiscal 2017.

•	EBITDA decreased (47.7)% to $32.7 million and EBITDA Margin was 5.4% in fiscal 2018, as compared to EBITDA of $62.5 million and EBITDA Margin of 11.5% in fiscal 2017.*

•	Adjusted EBITDA increased 10.6% to $47.6 million and Adjusted EBITDA Margin was 7.8% in fiscal 2018, as compared to Adjusted EBITDA of $43.0 million and Adjusted EBITDA Margin of 7.9% in fiscal 2017.*
(* EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See Non-GAAP Financial Measures below for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.)
Fiscal 2018 Strategic Initiatives
In fiscal 2018, we undertook initiatives to improve sales productivity and enhance profitability through mergers and acquisitions, increase production capacity at the New Facility, reduce costs, and better position the Company to attract new customers. These initiatives included the following:

•
Acquisition of Boyd's Coffee. In fiscal 2018, we acquired substantially all of the assets and certain specified liabilities of Boyd Coffee. The Boyd Business is expected to add to our product portfolio, improve our growth potential, deepen our distribution footprint and increase our capacity utilization at our production facilities.

•
DSD Restructuring Plan. The DSD Restructuring Plan continued in fiscal 2018, and we expect to complete the DSD Restructuring Plan by the end of fiscal 2019. We began recognizing cost benefits associated with the DSD Restructuring Plan in the fourth quarter of fiscal 2017.

•
SQF Certification. We are committed to the highest standards in food quality and safety. In fiscal 2018, the New Facility received SQF certification, joining our Portland and Houston SQF-certified facilities. SQF is a Global Food Safety Initiative-based system that strengthens our commitment to supply safe quality coffee products and comply with food safety legislation. Required by many of our national account customers, SQF certification at the New Facility marks an important step that will allow us the production platform to increase volume for national account customers as needed.

•
Telematics. In an effort to make our DSD fleet more fuel-efficient, during fiscal 2018 we installed telematics monitoring devices in our delivery trucks, allowing us to see contributing factors to our transportation-related carbon footprint. Installation of telematics monitoring devices has resulted in reduced idling time, a cut in rapid acceleration, and a reduction in our fuel expenditures.

•
Channel-Based Selling Organization. Changing from a geographic to a channel-based selling strategy is expected to allow us to better serve our customers and improve sales growth. We believe this channel-based selling strategy will empower our sales organization to better address the unique needs of each customer channel thereby deepening our customer relationships, allow us to create a more comprehensive customer support structure, enhance our marketing efforts, and allow us to respond more quickly to industry trends. To this end, in the fourth quarter of fiscal 2018, we realigned our DSD and direct ship regional and national sales teams around sales channels to further our channel-based selling strategy.

•
Science-Based Carbon Reduction Targets. We believe combating climate change is critical to the future of our company, the coffee industry, coffee growers and the world. In fiscal 2018 we began progress to reduce greenhouse gas (GHG) emissions across our roasting and administration operations to achieve our Science Based Targets. Setting approved targets places us among those responsible businesses that are making measurable contributions to incorporate sustainability within their business strategy.

•
Zero Waste to Landfill. Achieving zero waste in our production and distribution facilities is a significant step in reaching our overall sustainability goals. In fiscal 2018 we achieved our goal of 90% waste diversion for our primary production and distribution facilities. To accomplish this goal, we implemented ambitious recycling and composting guidelines across these facilities. The enhanced efforts resulted in an approximate 80% reduction from previous years, meeting the Zero Waste International Alliance requirements for diverting waste sent to landfills in these locations.

Net Sales
Net sales in fiscal 2018 increased $65.0 million, or 12.0%, to $606.5 million from $541.5 million in fiscal 2017 due to a $40.6 million increase in net sales from roast and ground coffee products, a $10.0 million increase in net sales of other beverages, an $8.8 million increase in net sales from culinary products, a $3.2 million increase in net sales from tea products, a $2.0 million increase in net sales of frozen liquid coffee products, and a $0.3 million increase in net sales of spice products. These increases were primarily due to the addition of the Boyd Business, which added a total of $67.4 million to net sales from October 2, 2017, the date of acquisition, and the addition of a full year of net sales from the China Mist and West Coast Coffee acquisitions, offset by a $(2.5) million decline in our base business primarily due to a shortfall in DSD sales, the impact of pricing to our cost plus customers, and softness in a few large direct ship accounts. Net sales in fiscal 2018 included $(3.0) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(3.2) million in price decreases to customers utilizing such arrangements in fiscal 2017.
The change in net sales in fiscal 2018 compared to fiscal 2017 was due to the following:

(In millions)	Year Ended June 30, 2018 vs. 2017
Effect of change in unit sales	$67.5
Effect of pricing and product mix changes	(2.5)
Total increase in net sales	$65.0
Unit sales increased 12.5% in fiscal 2018 as compared to fiscal 2017, but average unit price decreased by (0.5)% resulting in an increase in net sales of 12.0%. The increase in unit sales was primarily due to a 48.8% increase in unit sales of other beverages, which accounted for approximately 11% of total net sales, a 12.5% increase in unit sales of roast and ground coffee products, which accounted for approximately 63% of total net sales, and a 9.0% increase in unit sales of tea, which accounted for approximately 5% of total net sales, offset by a (15.3)% decrease in unit sales of spice products, which accounted for approximately 4% of total net sales; these increases were primarily due to the addition of the Boyd Business which increased net sales by $67.4 million. Average unit price decreased primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity hedged costs to our customers. In fiscal 2018, we processed and sold approximately 107.4 million pounds of green coffee as compared to approximately 95.5 million pounds of green coffee processed and sold in fiscal 2017. There were no new product category introductions in fiscal 2018 or 2017 which had a material impact on our net sales.
The following table presents net sales aggregated by product category for the respective periods indicated:

	Year Ended June 30,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roast & Ground)	$379,951	63%	$339,358	63%
Coffee (Frozen Liquid)	34,794	6%	32,827	6%
Tea (Iced & Hot)	32,477	5%	29,256	5%
Culinary	64,432	11%	55,592	10%
Spice	25,150	4%	24,895	5%
Other beverages(1)	66,699	11%	56,653	10%
Net sales by product category	603,503	99%	538,581	99%
Fuel surcharge	3,041	1%	2,919	1%
Net sales	$606,544	100%	$541,500	100%
____________

(1) Includes all beverages other than roast and ground coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
Cost of Goods Sold
Cost of goods sold in fiscal 2018 increased $44.9 million, or 12.7%, to $399.5 million, or 65.9% of net sales, from $354.6 million, or 65.5% of net sales, in fiscal 2017. The increase in cost of goods sold was primarily due to the addition of the Boyd Business making up $41.4 million of the increase. Cost of goods sold as a percentage of net sales in fiscal 2018 increased primarily due to higher manufacturing costs associated with the production operations in the New Facility and higher depreciation expense for the New Facility. The average Arabica “C” market price of green coffee decreased (15.5)% in fiscal 2018.
Gross Profit
Gross profit in fiscal 2018 increased $20.2 million, or 10.8%, to $207.0 million from $186.9 million in fiscal 2017 and gross margin decreased to 34.1% in fiscal 2018 from 34.5% in fiscal 2017. This increase in gross profit was primarily due the addition of the Boyd Business, while the decrease in gross margin was primarily due to higher manufacturing costs associated with the production operations in the New Facility, the addition of the Boyd Business, which carries a lower gross margin rate compared to our base business, and higher depreciation expense for the New Facility.
Operating Expenses
In fiscal 2018, operating expenses increased $58.2 million, or 39.4%, to $205.9 million, or 33.9% of net sales from $147.7 million, or 27.3%, of net sales in fiscal 2017, primarily due the effect of the recognition of $37.4 million in net gain from the sale of the Torrance Facility in fiscal 2017, a $21.2 million increase in selling expenses, a $4.9 million increase in general and administrative expenses and $3.8 million in impairment losses on intangible assets in fiscal 2018. The increase in operating expenses was partially offset by a $(10.4) million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan and the DSD Restructuring Plan.

In fiscal 2018, selling expenses and general and administrative expenses increased $21.2 million and $4.9 million, respectively. The increases in selling expenses and general and administrative expenses during fiscal 2018 were primarily driven by the addition of the Boyd Business which added $18.9 million and $4.4 million, respectively, to selling expenses and general and administrative expenses exclusive of their related depreciation and amortization expense, acquisition and integration costs of $7.6 million, and an increase of $7.5 million in depreciation and amortization expense, partially offset by the absence of $5.2 million in non-recurring 2016 proxy contest expenses incurred in fiscal 2017.

Restructuring and other transition expenses decreased  $(10.4) million in fiscal 2018, as compared to fiscal 2017 due to the absence of expenses related to our Corporate Relocation Plan, partially offset by $0.7 million in costs incurred in connection with the DSD Restructuring Plan in fiscal 2018.

In fiscal 2018 and 2017 net gains from sale of spice assets included $0.8 million and $0.9 million, respectively, in earnout.

In our annual test of impairment as of January 31, 2018 and assessment of the recoverability of certain finite-lived intangible assets, we determined that the trade name/trademark and customer relationships intangible assets acquired in connection with the China Mist acquisition were impaired as the carrying value exceeded the estimated fair value. Accordingly, we recorded total impairment charges of $3.8 million in fiscal 2018.
Income from Operations
Income from operations in fiscal 2018 was $1.1 million as compared to $39.2 million in fiscal 2017. The decrease in income from operations in fiscal 2018 was primarily driven by lower net gains from sales of assets, including $37.4 million in net gains from the sale of the Torrance Facility recognized in fiscal 2017, higher selling expenses and higher general and administrative expenses primarily due to the addition of the Boyd Business, acquisition and integration costs, impairment losses on intangible assets, and higher depreciation and amortization expense, partially offset by higher gross profit and lower restructuring and other transition expenses associated with the Corporate Relocation Plan.
Total Other (Expense) Income
Total other expense in fiscal 2018 was $(2.1) million as compared to total other expense of $(1.8) million in fiscal 2017. The change in total other (expense) income in fiscal 2018 was primarily a result of liquidating substantially all of our investment in preferred securities in the fourth quarter of fiscal 2017 to fund expenditures associated with our New Facility and higher interest expense as compared to fiscal 2017, partially offset by the change in estimated fair value of the China Mist contingent earnout consideration.
Net gains on investments in fiscal 2018 and 2017 were $7,000 and $286,000, respectively. Net losses on coffee-related derivative instruments in fiscal 2018 and 2017 were $(0.5) million and $(1.8) million, respectively, due to mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges.
Interest expense in fiscal 2018 was $3.2 million as compared to $2.2 million in fiscal 2017. The higher interest expense in fiscal 2018 was primarily due to higher outstanding borrowings on our revolving credit facility.
Income Taxes
In fiscal 2018, we recorded income tax expense of $17.3 million compared to income tax expense of $14.8 million in fiscal 2017. As of June 30, 2018, our net deferred tax assets totaled $39.3 million, a decrease of $14.6 million from net deferred tax assets of $53.9 million at June 30, 2017. These changes are primarily the result of the Tax Act. See Note 21, Income Taxes, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
We cannot conclude that certain state net operating loss carryforwards and tax credit carryovers will be utilized before expiration. Accordingly, we will maintain a valuation allowance of $1.9 million at June 30, 2018 to offset this deferred tax asset. We will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our remaining deferred tax assets.
Net (Loss) Income Available to Common Stockholders

As a result of the foregoing factors, net loss was $(18.3) million in fiscal 2018 as compared to net income of $22.6 million in fiscal 2017. Net loss available to common stockholders was $(18.7) million, or $(1.11) per common share available to common stockholders—diluted, in fiscal 2018, as compared to net income available to common stockholders of $22.6 million, or $1.34 per common share available to common stockholders—diluted, in fiscal 2017.

Fiscal Years Ended June 30, 2017 and 2016
Financial Highlights

•	Volume of green coffee pounds processed and sold increased 5.3% in fiscal 2017 as compared to fiscal 2016.

•	Gross profit increased 9.2% to $186.9 million in fiscal 2017 from $171.2 million in fiscal 2016.

•	Gross margin increased to 34.5% in fiscal 2017 from 31.4% in fiscal 2016.

•
Income from operations increased to $39.2 million in fiscal 2017 from a loss from operations of $(2.2) million in fiscal 2016. Income from operations included a $37.4 million net gain from the sale of the Torrance Facility in fiscal 2017 and net gains of $5.6 million from the sale of Spice Assets in fiscal 2016.

•
Net income available to common stockholders was $22.6 million, or $1.34 per common share available to common stockholders—diluted, in fiscal 2017, primarily due to $37.4 million in net gain from the sale of the Torrance Facility and non-cash income tax expense of $14.8 million, compared to net income available to common stockholders of $71.8 million, or $4.32 per common share available to common stockholders—diluted, in fiscal 2016, primarily due to non-cash income tax benefit of $72.2 million from the release of valuation allowance on deferred tax assets.

•	EBITDA increased 201.3% to $62.5 million and EBITDA Margin was 11.5% in fiscal 2017, as compared to EBITDA of $20.8 million and EBITDA Margin of 3.8% in fiscal 2016.*

•	Adjusted EBITDA increased 38.6% to $43.0 million and Adjusted EBITDA Margin was 7.9% in fiscal 2017, as compared to Adjusted EBITDA of $31.0 million and Adjusted EBITDA Margin of 5.7% in fiscal 2016.*
(* EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See Non-GAAP Financial Measures below for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.)
Fiscal 2017 Strategic Initiatives
In fiscal 2017, we undertook initiatives to reduce costs, streamline our supply chain, improve the breadth of products and services we provide to our customers, and better position the Company to attract new customers. These initiatives included the following:

•
Corporate Relocation Plan. We completed the Corporate Relocation Plan that was initiated in the third quarter of fiscal 2015. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017. The roasting facility in the New Facility has increased our capacity to support existing and future customers and accommodate volume growth.

•
Acquisition of China Mist and West Coast Coffee. In fiscal 2017, we completed the China Mist acquisition to extend our tea product offerings and give us a greater presence in the premium tea industry, and the West Coast Coffee acquisition to broaden our reach in the Northwestern United States.

•
DSD Restructuring Plan. In the third quarter of fiscal 2017, we commenced the DSD Restructuring Plan. The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. We began recognizing cost benefits associated with the restructuring in the fourth quarter of fiscal 2017.

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
(2) Includes all beverages other than roast and ground coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
Cost of Goods Sold
Cost of goods sold in fiscal 2017 decreased $(18.6) million, or (5.0)%, to $354.6 million, or 65.5% of net sales, from $373.2 million, or 68.6% of net sales, in fiscal 2016. The decrease in cost of goods sold as a percentage of net sales in fiscal 2017 was primarily due to lower conversion costs from supply chain improvements and lower hedged cost of green coffee as compared to the same period in the prior fiscal year, partially offset by startup costs associated with the production operations in the New Facility and higher depreciation expense for the New Facility. The average Arabica “C” market price of green coffee increased 16.3% in fiscal 2017.
Gross Profit
Gross profit in fiscal 2017 increased $15.7 million, or 9.2%, to $186.9 million from $171.2 million in fiscal 2016 and gross margin increased to 34.5% in fiscal 2017 from 31.4% in fiscal 2016. This increase in gross profit was primarily due to lower conversion costs and lower hedged cost of green coffee partially offset by the decrease in net sales, startup costs associated with the production operations in the New Facility and higher depreciation expense for the New Facility.
Operating Expenses
In fiscal 2017, operating expenses decreased $(25.7) million, or (14.8)%, to $147.7 million, or 27.3% of net sales from $173.4 million, or 31.8% of net sales in fiscal 2016, primarily due to the recognition of $37.4 million in net gain from the sale of the Torrance Facility and lower restructuring and other transition expenses associated with the Corporate Relocation Plan, partially offset by lower net gains from the sale of Spice Assets and other assets, the addition of restructuring and other transition expenses associated with the DSD Restructuring Plan and an increase in selling expenses and general and administrative expenses.
Restructuring and other transition expenses decreased $(5.5) million in fiscal 2017, as compared to fiscal 2016 because most of the planned expenses related to our Corporate Relocation Plan had already been recognized in prior periods. Restructuring and other transition expenses in fiscal 2017 included $2.4 million in costs associated with the DSD Restructuring Plan.
In fiscal 2017, selling expenses and general and administrative expenses increased $10.1 million and $1.0 million, respectively. The increase in selling expenses in fiscal 2017 as compared to fiscal 2016 was primarily due to operations-related consulting expenses, sales training expenses and the addition of China Mist and West Coast Coffee, partially offset by lower workers' compensation expense, savings from utilizing 3PL for our long-haul distribution and the absence of expenses related to the institutional spice assets.
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
Income from Operations
Income from operations in fiscal 2017 was $39.2 million as compared to loss from operations of $(2.2) million in fiscal 2016 primarily due to net gains from the sales of the Torrance Facility and other real estate, lower restructuring and other transition expenses associated with the Corporate Relocation Plan and higher gross profit, partially offset by higher selling expenses, higher general and administrative expenses and lower net gains from the sale of Spice Assets.
Total Other (Expense) Income
Total other expense in fiscal 2017 was $(1.8) million as compared to total other income of $1.7 million in fiscal 2016. Total other expense in fiscal 2017 was primarily due to higher interest expense of $(2.2) million and higher net losses on derivative instruments and investments of $(1.5) million, as compared to interest expense of $(0.4) million and net gains on derivative instruments and investments of $0.3 million in fiscal 2016. The net losses on derivative instruments and investments in fiscal 2017 and fiscal 2016, were primarily due to mark-to-market net gains and net losses on coffee-related derivative instruments not designated as accounting hedges. In fiscal 2017 and 2016, we recognized $(0.5) million and $(0.6) million in net losses on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
Interest expense in fiscal 2017 was $2.2 million as compared to $0.4 million in fiscal 2016. The higher interest expense in fiscal 2017 was primarily due to higher loan balance and non-recurring and non-cash interest expense related to the sale-leaseback of the Torrance Facility in the amount of $0.7 million.
Income Taxes
In fiscal 2017, we recorded income tax expense of $14.8 million compared to income tax benefit of $(72.2) million in fiscal 2016.  In fiscal 2017, total deferred tax assets decreased by $7.2 million primarily due to a reduction in accrued liabilities and gains related to our defined benefit pension plans which were recorded in OCI.  Total deferred tax liabilities increased by $10.4 million primarily due to the deferral of gain from the sale of our Torrance Facility. In fiscal 2016, we released $71.7 million of the valuation allowance on deferred tax assets, resulting in unreserved deferred tax assets of $90.7 million at June 30, 2016 and a non-cash reduction in income tax expense, or a tax benefit of $(72.2) million in fiscal 2016. In fiscal 2016, total deferred tax assets were largely unchanged because deferred tax assets related to our defined benefit pension plans and retiree medical plan increased due to losses recorded in OCI, and net operating loss related to deferred tax assets declined as losses were used to offset current income.
We cannot conclude that certain state net operating loss carryforwards and tax credit carryovers will be utilized before expiration. Accordingly, we will maintain a valuation allowance of $1.6 million at June 30, 2017 to offset this deferred tax asset. We will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our remaining deferred tax assets.

The Internal Revenue Service completed its examination of our tax years ended June 30, 2013 and 2014 and accepted the returns as filed for those years.
Net Income Available to Common Stockholders
As a result of the foregoing factors, net income and net income available to common stockholders was $22.6 million, or $1.34 per common share available to common stockholders—diluted, in fiscal 2017, as compared to $71.8 million, or $4.32 per common share available to common stockholders—diluted, in fiscal 2016.
Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting princples ("GAAP"), we use the following non-GAAP financial measures in assessing our operating performance:
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
Restructuring and other transition expenses are expenses that are directly attributable to (i) the Corporate Relocation Plan, consisting primarily of employee retention and separation benefits, facility-related costs and other related costs such as travel, legal, consulting and other professional services; and (ii) beginning in the third quarter of fiscal 2017, the DSD Restructuring Plan, consisting primarily of severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and other related costs, including legal, recruiting, consulting, other professional services and travel.
In the first quarter of fiscal 2017, we modified the calculation of Adjusted EBITDA and Adjusted EBITDA Margin to exclude non-recurring expenses for legal and other professional services incurred in connection with the 2016 proxy contest that were in excess of the level of expenses normally incurred for an annual meeting of stockholders ("2016 proxy contest-related expenses"). This modification to our non-GAAP financial measures was made because such expenses are not reflective of our ongoing operating results and adjusting for them will help investors with comparability of our results.
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
Beginning in the fourth quarter of fiscal 2017, we modified the calculation of Adjusted EBITDA and Adjusted EBITDA Margin to exclude acquisition and integration costs. Acquisition and integration costs include legal expenses, consulting expenses and internal costs associated with acquisitions and integration of those acquisitions. Beginning in the fourth quarter of fiscal 2017 acquisition and integration costs were significant and, we believe, excluding them will help investors to better understand our operating results and more accurately compare them across periods. We have not adjusted the historical presentation of Adjusted EBITDA and Adjusted EBITDA Margin because acquisition and integration costs in prior periods were not material to the Company’s results of operations.
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
Prior year periods set forth in the tables below have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements. See Note 3, Changes in Accounting Principles and Corrections to Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	Year Ended June 30,
(In thousands)	2018	2017	2016
Net (loss) income, as reported	$(18,280)	$22,551	$71,791
Income tax expense (benefit)	17,312	14,815	(72,239)
Interest expense	3,177	2,185	425
Depreciation and amortization expense	30,464	22,970	20,774
EBITDA	$32,673	$62,521	$20,751
EBITDA Margin	5.4%	11.5%	3.8%
Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Year Ended June 30,
(In thousands)	2018	2017	2016
Net (loss) income, as reported	$(18,280)	$22,551	$71,791
Income tax expense (benefit)	17,312	14,815	(72,239)
Interest expense	3,177	2,185	425
Income from short-term investments	(19)	(1,853)	(2,204)
Depreciation and amortization expense	30,464	22,970	20,774
ESOP and share-based compensation expense	3,822	3,959	4,342
Restructuring and other transition expenses	662	11,016	16,533
Net gain from sale of Torrance Facility	—	(37,449)	—
Net gains from sale of Spice Assets	(770)	(919)	(5,603)
Net gains from sales of other assets	(196)	(1,210)	(2,802)
Impairment losses on intangible assets	3,820	—	—
Non-recurring 2016 proxy contest-related expenses	—	5,186	—
Acquisition and integration costs(1)	7,570	1,734	—
Adjusted EBITDA(1)	$47,562	$42,985	$31,017
Adjusted EBITDA Margin(1)	7.8%	7.9%	5.7%
________

(1)
Includes acquisition and integration costs related to Boyd Coffee transaction only. For fiscal 2017 includes $244 and $1,490 incurred in the third and fourth quarters of fiscal 2017, respectively. While the Boyd Coffee transaction remained confidential, expenses incurred in the third quarter of fiscal 2017 were included in operating expenses and described as consulting expenses. Acquisition and integration costs incurred in prior periods were not material to the Company’s results of operations.

Liquidity, Capital Resources and Financial Condition
Credit Facility
We maintain a $125.0 million senior secured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million, respectively. The Revolving Facility includes an accordion feature whereby we may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on our eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee is a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations are collateralized by all of our assets, excluding certain real property not included in the borrowing base and machinery and equipment (other than inventory). Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. We are subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to us. We are allowed to pay dividends on our capital stock, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Revolving Facility matures on August 25, 2022.
At June 30, 2018, we were eligible to borrow up to a total of $117.1 million under the Revolving Facility and had outstanding borrowings of $89.8 million, utilized $2.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $25.3 million. At June 30, 2018, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 4.10%.

At August 31, 2018, we were eligible to borrow up to a total of $114.4 million under the Revolving Facility and had outstanding borrowings of $101.5 million, utilized $2.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $10.9 million. At August 31, 2018, the weighted average interest rate on our outstanding borrowings under the Revolving Facility was 3.78%.
On September 10, 2018 (the “Second Amendment Effective Date”), we entered into a second amendment to the Revolving Facility to amend certain definitions that affect the fixed charge coverage ratio covenant test and add a covenant limiting our incurrence of capital expenditures during the fiscal year ending June 30, 2019. The effect of the foregoing amendments is that we were in compliance with the fixed charge coverage ratio covenant and no event of default has occurred or existed through the Second Amendment Effective Date. See Item 9.B., Other Information, below.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Revolving Facility described above. In fiscal 2018, we filed a shelf registration statement with the SEC which allows us to issue unspecified amounts of common stock; preferred stock; depository shares, warrants for the purchase of shares of common stock or preferred stock, purchase contracts for the purchase of equity securities, currencies or commodities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $250.0 million.
At June 30, 2018, we had $2.4 million in cash and cash equivalents. In the fourth quarter of fiscal 2017, we liquidated substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas. In the second quarter of fiscal 2018, we liquidated the remaining security and closed our preferred stock portfolio.
We believe our Revolving Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products. Net cash provided by operating activities was $8.9 million in fiscal 2018 compared to $42.1 million in fiscal 2017 and $27.6 million in fiscal 2016. Net cash provided by operating activities in fiscal 2018 was primarily due to the increase in depreciation and amortization and deferred tax liabilities, offset by net loss and cash outflows from increases in inventory and derivative liabilities. Inventories were higher at the end of fiscal 2018 as compared to fiscal 2017 due to the addition of Boyd Coffee.
In fiscal 2017, the higher level of net cash provided by operating activities compared to fiscal 2016 was primarily due to the increase in deferred tax liabilities from non-cash income tax expense recorded in fiscal 2017 and cash inflows from the sale of substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas. Decreases in derivative assets, increases in derivative liabilities, and increases in accounts payable balances also contributed to the cash inflows in fiscal 2017. Cash inflows from operating activities were partially offset by cash outflows from increases in inventories, reduction in other long-term liabilities, payments of accrued payroll expenses and reduction in postretirement benefit liability. Inventories were higher at the end of fiscal 2017 due to the commencement of the New Facility's manufacturing operations and incremental inventory from China Mist and West Coast Coffee as compared to lower levels of inventory at the Torrance Facility at the end of fiscal 2016 due to its anticipated closing.
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
Net cash used in investing activities was $74.6 million in fiscal 2018 as compared to $106.7 million in fiscal 2017 and $39.5 million in fiscal 2016. In fiscal 2018, net cash used in investing activities included $39.6 million, net of cash acquired, primarily used to acquire the Boyd Business, $35.4 million used for purchases of property, plant and equipment, including $10.7 million for machinery and equipment relating to the Expansion Project and $2.9 million for the New Facility, and $1.6 million for purchases of assets for construction of the New Facility, partially offset by proceeds from sales of property, plant and equipment of $2.0 million, primarily real estate. In fiscal 2017, net cash used in investing activities included $25.9 million for the acquisitions of China Mist and West Coast Coffee, $45.2 million for purchases of property, plant and equipment, including $25.9 million for the New Facility, and $39.8 million for purchases of assets for construction of the New Facility, partially offset by proceeds from the sale of property, plant and equipment of $4.1 million, primarily real estate. In fiscal 2016, net cash used in investing activities included $31.1 million for purchases of property, plant and equipment, including $4.4 million in machinery and equipment for the New Facility, and $19.4 million in purchases of construction-in-progress assets in connection with the construction of the New Facility as the deemed owner under the lease arrangement, partially offset by $10.9 million in proceeds from sales of assets, primarily spice assets and real estate.
Net cash provided by financing activities in fiscal 2018 was $62.0 million as compared to $49.8 million in fiscal 2017 and $17.8 million in fiscal 2016. Net cash provided by financing activities in fiscal 2018 included $62.2 million in net borrowings under our Revolving Facility, including $39.5 million to fund the cash paid at closing for the purchase of the Boyd Business and the initial Company obligations under the post-closing transition services agreement, and $1.3 million in proceeds from stock option exercises, partially offset by $0.9 million used to pay capital lease obligations and $0.6 million in financing costs associated with the amendment of the Revolving Facility.
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
Sale of Spice Assets
In order to focus on our core product offerings, in the second quarter of fiscal 2016, we completed the sale of certain assets associated with our manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products to Harris for $6.0 million in cash paid at closing plus an earnout of up to $5.0 million over a three year period. We recognized $0.8 million, $1.0 million and $0.5 million in earnout during the fiscal years ended June 30, 2018, 2017 and 2016. See Note 7, Sales of Assets—Sale of Spice Assets, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Sale of Torrance Facility
On July 15, 2016, we completed the sale of the Torrance Facility consisting of approximately 665,000 square feet of buildings located on approximately 20.33 acres of land, for an aggregate cash sale price of $43.0 million, which sale price was subject to customary adjustments for closing costs and documentary transfer taxes. Cash proceeds from the sale of the Torrance Facility were $42.5 million. In December 2016, upon conclusion of a leaseback period, we vacated the Torrance Facility and recognized a net gain from the sale of the Torrance Facility in the amount of $37.4 million. See Note 7, Sale of Assets—Sale of Torrance Facility, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Acquisitions
On October 2, 2017, we acquired substantially all of the assets and certain specified liabilities of Boyd Coffee. At closing, for consideration of the purchase, we paid Boyd Coffee $38.9 million in cash from borrowings under our Revolving Facility and issued to Boyd Coffee 14,700 shares of Series A Preferred Stock, with a fair value of $11.8 million as of the closing date. Additionally, we held back $3.2 million in cash and 6,300 shares of Series A Preferred Stock, with a fair value of $4.8 million as of the closing date, for the satisfaction of any post-closing net working capital adjustment and to secure Boyd Coffee’s (and the other seller parties’) indemnification obligations under the purchase agreement.
In addition to the $3.2 million cash holdback, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer pension plan, which amount is recorded in other long-term liabilities on our consolidated balance sheet at June 30, 2018. Although the purchase price allocation is final, the parties are in the process of determining the final net working capital under the purchase agreement. At June 30, 2018, our best estimate of the post-closing net working capital adjustment is $(8.1) million, which is reflected in the final purchase price allocation.
At closing, the parties entered into a transition services agreement where Boyd Coffee agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. We also entered into a co-manufacturing agreement with Boyd Coffee for a transition period of up to 12 months as we transition manufacturing into our production facilities. Amounts paid by the Company to Boyd Coffee for these services totaled $25.4 million in fiscal 2018.
On October 11, 2016, we acquired substantially all of the assets and certain specified liabilities of China Mist for aggregate purchase consideration of $12.2 million consisting of $11.2 million in cash paid at closing including estimated working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in in the calendar years of 2017 or 2018. During fiscal 2018, we recorded a change in the estimated fair value of contingent earnout consideration of $(0.5) million, resulting in a balance of zero as we do not expect the contingent sales levels to be reached. On February 7, 2017, we acquired substantially all of the assets and certain specified liabilities of West Coast Coffee for aggregate purchase consideration of $15.5 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, post-closing working capital adjustment of $(0.2) million and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. We funded the purchase price for the China Mist and West Coast Coffee acquisitions with proceeds under our Revolving Facility and cash flows from operations.
In fiscal 2017, we incurred $0.2 million and $0.3 million in transaction costs related to the China Mist and West Coast Coffee acquisitions, respectively. We incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of legal and consulting expenses and one-time payroll and benefit expenses, of $7.6 million and $1.7 million during the fiscal years ended June 30, 2018 and 2017, respectively, which are included in operating expenses in our consolidated statements of operations.
See Note 4, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
DSD Restructuring Plan
On February 21, 2017, we announced the DSD Restructuring Plan. We have revised our estimated time of completion of the DSD Restructuring Plan from the end of calendar 2018 to the end of fiscal 2019. We estimate that we will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges in connection with the DSD Restructuring Plan by the end of fiscal 2019 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel.
Expenses related to the DSD Restructuring Plan in fiscal 2018 consisted of $0.2 million in employee-related costs and $0.5 million in other related costs. Since the adoption of the DSD Restructuring Plan through June 30, 2018, we have recognized a total of $3.1 million in aggregate cash costs including $1.3 million in employee-related costs and $1.8 million in other related costs. As of June 30, 2018 we had paid a total of $2.8 million of these costs and had a balance of $0.3 million in DSD Restructuring Plan-related liabilities on our consolidated balance sheet at June 30, 2018. We may also incur other charges due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. See Note 5, Restructuring Plans—DSD Restructuring Plan, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Corporate Relocation Plan
We estimated that we would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan through June 30, 2018, we have recognized a total of $31.8 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs recorded in “Restructuring and other transition expenses” in our consolidated statements of operations. We completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017 and have no outstanding balances as of June 30, 2018. Additionally, from inception through June 30, 2018, we recognized non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. We may incur certain pension-related costs in connection with the Corporate Relocation Plan. See Note 5, Restructuring Plans—Corporate Relocation Plan and Note 15, Employee Benefit Plans—Multiemployer Pension Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
New Facility Costs
In fiscal 2017, we completed the construction of, and exercised the purchase option to acquire, the New Facility. We commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. We began roasting coffee in the New Facility in the fourth quarter of fiscal 2017. The New Facility received Safe Quality Food (SQF) certification in the third quarter of fiscal 2018.
We estimated that the total construction costs including the cost of the land for the New Facility would be approximately $60 million. As of June 30, 2018, we have incurred and paid an aggregate of $60.8 million in construction costs, including $42.5 million to exercise the purchase option under the lease agreement to acquire the land and partially constructed New Facility located thereon in fiscal 2017. In addition to the costs to complete the construction of the New Facility, we estimated that we would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures, and related expenditures of which we have incurred and paid an aggregate of $33.2 million as of June 30, 2018, including $4.0 million for development management services provided by Stream Realty Partners and $22.5 million in connection with the construction and installation of certain production equipment in the New Facility under an amended building contract with The Haskell Company (“Haskell”).
The following table summarizes the expenditures incurred for the New Facility as of June 30, 2018 as compared to the final budget:

	Expenditures Incurred			Budget
(In thousands)	Fiscal Year Ended June 30, 2018	Through Fiscal Year Ended June 30, 2017	Total	Lower bound	Upper bound
Building and facilities, including land	$—	$60,770	$60,770	$55,000	$60,000
Machinery and equipment; furniture and fixtures	—	33,241	$33,241	35,000	39,000
Total	$—	$94,011	$94,011	$90,000	$99,000
New Facility Expansion

In the third quarter of fiscal 2018, we commenced the Expansion Project. We entered into a guaranteed maximum price contract with Haskell of up to $19.3 million covering the expansion of our production lines in the New Facility including expanding capacity to support the transition of acquired business volumes. Construction, equipment procurement and installation associated with the Expansion Project are expected to be completed in fiscal 2019. In fiscal 2018, the Company paid $10.7 million in capital expenditures associated with the Expansion Project, with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in fiscal 2019. See Note 6, New Facility—New Facility Expansion, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Capital Expenditures
For the fiscal years ended June 30, 2018, 2017 and 2016, our capital expenditures paid were as follows:

	June 30,
(In thousands)	2018	2017	2016
Maintenance:
Coffee brewing equipment	$12,067	$10,758	$8,375
Building and facilities	542	345	3,354
Vehicles, machinery and equipment	5,513	7,445	10,254
Software, office furniture and equipment	3,660	698	3,165
Land	—	—	1,458
Capital expenditures, maintenance	$21,782	$19,246	$26,606

Expansion Project:
Machinery and equipment	$10,746	$—	$—
Capital expenditures, Expansion Project	$10,746	$—	$—

New Facility Costs:
Building and facilities, including land(1)	$1,577	$39,754	$19,426
Machinery and equipment	2,489	20,089	4,443
Software, office furniture and equipment	426	5,860	—
Capital expenditures, New Facility	$4,492	$65,703	$23,869
Total capital expenditures(1)	$37,020	$84,949	$50,475
________
(1) Includes $19.4 million in purchase of construction-in-progress assets for New Facility in fiscal 2016.
In fiscal 2019, we anticipate paying the balance of the guaranteed maximum price contract for the Expansion Project of up to $19.3 million, less $10.7 million paid in fiscal 2018, and between $20 million to $22 million in maintenance capital expenditures to replace normal wear and tear of coffee brewing equipment, building and facilities, vehicles, machinery and equipment and software, office furniture and equipment. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility described above.
Depreciation and amortization expense was $30.5 million, $23.0 million and $20.8 million in fiscal 2018, 2017 and 2016, respectively. We anticipate our depreciation and amortization expense will be approximately $8.0 million to $8.5 million per quarter in fiscal 2019 based on our existing fixed asset commitments and the useful lives of our intangible assets.

Working Capital
At June 30, 2018 and 2017, our working capital was composed of the following:

	June 30,
(In thousands)	2018	2017
Current assets	$173,514	$140,703
Current liabilities(1)	178,457	97,267
Working capital	$(4,943)	$43,436
 ______________
(1) Current liabilities includes short-term borrowings under revolving credit facility of $89.8 million and $27.6 million as of June 30, 2018 and 2017, respectively
Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2018, including capital leases:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$17,276	$4,803	$4,892	$2,334	$5,247
Expansion Project contract(1)	8,520	8,520	—	—	—
Capital lease obligations(2)	262	202	60	—	—
Pension plan obligations(3)	92,132	13,652	16,640	17,430	44,410
Postretirement benefits other than pension plans(4)	16,292	5,915	1,865	2,138	6,374
Revolving credit facility	89,787	89,787	—	—	—
Purchase commitments(5)	78,690	78,690	—	—	—
Derivative liabilities—noncurrent	386	—	386	—	—
Cumulative Preferred dividends, undeclared and unpaid-non-current	312	—	312	—	—
Multiemployer Plan Holdback—Boyd Coffee(6)	1,056	—	1,056	—	—
Total contractual obligations	$304,713	$201,569	$25,211	$21,902	$56,031
 ______________
(1) Includes maximum balance due under guaranteed maximum price contract of up to $19.3 million in connection with the Expansion Project. See Note 6, New Facility—New Facility Expansion, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(2)	Includes imputed interest of $14,000.
(3) Includes $86.7 million in estimated future benefit payments on single employer pension plan obligations, $3.8 million in estimated payments in fiscal 2019 towards settlement of withdrawal liability associated with the Company's withdrawal from the Local 807 Labor Management Pension Plan and $1.7 million in estimated fiscal 2019 contributions to multiemployer pension plans. See Note 15, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(4)
Includes $11.2 million in estimated future benefit payments on postretirement benefit plan obligations and $5.1 million in estimated fiscal 2019 contributions to multiemployer plans other than pension plans. See Note 15, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

(5) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2018. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.
(6) In connection with the Boyd Coffee acquisition, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer pension plan. As we have not made this payment as of June 30, 2018 and we expect settling the pension liability will take greater than twelve months, the multiemployer plan holdback is recorded in other long-term liabilities on our consolidated balance sheet at June 30, 2018.
As of June 30, 2018, we had committed to purchase green coffee inventory totaling $66.0 million under fixed-price contracts, $9.0 million in other inventory under non-cancelable purchase orders and $3.7 million in other purchases under non-cancelable purchase orders.
See Note 24, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory valuation, valuation of goodwill and intangible assets, deferred tax assets, liabilities relating to retirement benefits, liabilities resulting from self-insurance, tax liabilities and litigation. We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable based on information available to us at the time these estimates are made.
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

In addition to our customer arrangements, we utilize derivative instruments to reduce further the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC“) 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2018 and 2017, we had 43.5 million and 35.2 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2018, approximately 94% of our outstanding coffee-related derivative instruments, representing 40.9 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2017, approximately 94% of our outstanding coffee-related derivative instruments, representing 33.0 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not 100% effective as cash flow hedges and those that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.
Our risk management practices reduce but do not eliminate our exposure to changing green coffee prices. While we have limited our exposure to unfavorable green coffee price changes, we have also limited our ability to benefit from favorable price changes. Further, our counterparty may require that we post cash collateral if the fair value of our derivative liabilities exceed the amount of credit granted by such counterparty, thereby reducing our liquidity. At June 30, 2018 and 2017 none of the cash in our coffee-related derivative margin accounts was restricted due to the net loss position not exceeding the credit limit in such accounts at June 30, 2018, and the net gain position in such accounts at June 30, 2017. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements.
Inventories
Inventories are valued at the lower of cost or net realizable value. Effective June 30, 2018, we changed our method of accounting for coffee, tea and culinary products from the LIFO basis to the FIFO basis. All prior periods have been retrospectively adjusted for this change. Coffee brewing equipment parts continue to be accounted for on the FIFO basis. We regularly evaluate these inventories to determine the provision for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification.
Impairment of Goodwill and Indefinite-lived Intangible Assets
We account for our goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. We perform a qualitative assessment of goodwill and indefinite-lived intangible assets on our consolidated balance sheets, to determine if there is a more likely than not indication that our goodwill and indefinite-lived intangible assets are impaired as of January 31. If the indicators of impairment are present, we perform a quantitative test to determine the impairment of these assets as of the measurement date.
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
Indefinite-lived intangible assets consist of certain acquired trademarks, trade names and a brand name. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying value.
Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including acquired recipes, non-compete agreements, customer relationships, a trade name/brand name and certain trademarks. These assets are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. We review the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
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
Our self-insurance for workers’ compensation liability includes estimated outstanding losses of unpaid claims and allocated loss adjustment expenses (“ALAE”), case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses. We believe that the amount recorded at June 30, 2018 is adequate to cover all known workers' compensation claims at June 30, 2018. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on operating results.
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
Employee Benefit Plans
We provide benefit plans for full-time employees who work 30 hours or more per week, including 401(k), health and other welfare benefit plans and, in certain circumstances, pension benefits. Generally the plans provide health benefits after 30 days and other retirement benefits based on years of service and/or a combination of years of service and earnings. In addition, we contribute to two multiemployer defined benefit pension plans, one multiemployer defined contribution pension plan and nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. In addition, we sponsor a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees and provides retiree medical coverage and, depending on the age of the retiree, dental and vision coverage. We also provide a postretirement death benefit to certain of our employees and retirees.
We are required to recognize the funded status of a benefit plan in our consolidated balance sheets. We are also required to recognize in OCI certain gains and losses that arise during the period but are deferred under pension accounting rules.
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
We also have two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). Effective October 1, 2016, we froze benefit accruals and participation in the Hourly Employees' Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze the participants in the plan are eligible to receive the Company's matching contributions to their 401(k).
We obtain actuarial valuations for our single employer defined benefit pension plans. In fiscal 2018 we discounted the pension obligations using a 3.80% discount rate and 6.75% expected long-term rate of return on plan assets. The performance of the stock market and other investments as well as the overall health of the economy can have a material effect on pension investment returns and these assumptions. A change in these assumptions could affect our operating results.
At June 30, 2018, the projected benefit obligation under our single employer defined benefit pension plans was $144.9 million and the fair value of plan assets was $104.6 million. The difference between the projected benefit obligation and the fair value of plan assets is recognized as a decrease in OCI and an increase in pension liability and deferred tax assets. The difference between plan obligations and assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require premium payments to the Pension Benefit Guaranty Corporation. For the fiscal year ended June 30, 2018, we made $3.8 million in contributions to our single employer defined benefit pension plans and recorded pension expense of $1.6 million. We expect to contribute $2.5 million to our single employer defined benefit pension plans in fiscal 2019 and accrue pension expense of approximately $1.2 million per year beginning in fiscal 2019. We may be required to make larger contributions in the future.

The following chart quantifies the effect on the projected benefit obligation and the net periodic benefit cost of a change in the discount rate assumption and the impact on the net periodic benefit cost of a change in the assumed rate of return on plan assets under our single employer defined benefit pension plans for fiscal 2019:

($ in thousands)
Farmer Bros. Plan Discount Rate	3.6%	Actual 4.05%	4.6%
Net periodic benefit cost	$1,235	$1,318	$1,379
Projected benefit obligation	$145,582	$137,175	$129,556

Farmer Bros. Plan Rate of Return	6.3%	Actual 6.75%	7.3%
Net periodic benefit cost	$1,791	$1,318	$844

Brewmatic Plan Discount Rate	3.6%	Actual 4.05%	4.6%
Net periodic benefit cost	$(15)	$(13)	$(13)
Projected benefit obligation	$3,929	$3,724	$3,540

Brewmatic Plan Rate of Return	6.3%	Actual 6.75%	7.3%
Net periodic benefit cost	$4	$(13)	$(31)

Hourly Employees’ Plan Discount Rate	3.6%	Actual 4.05%	4.6%
Net periodic benefit cost	$(67)	$(61)	$(54)
Projected benefit obligation	$4,360	$4,040	$3,754

Hourly Employees' Plan Rate of Return	6.3%	Actual 6.75%	7.3%
Net periodic benefit cost	$(43)	$(61)	$(79)
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
Postretirement Benefits
We sponsor a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, our contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. Our retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 4.3% at June 30, 2018. We project an initial medical trend rate of 8.1% in fiscal 2019, ultimately reducing to 4.5% in 10 years.
We also provide a postretirement death benefit to certain of our employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement, and certain other conditions related to the manner of employment termination and manner of death. We record the actuarially determined liability for the present value of the postretirement death benefit using a discount rate of 4.3%. We have purchased life insurance policies to fund the postretirement death benefit wherein we own the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. We record an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
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
In addition, we estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In each of fiscal 2018 and 2017, we used an estimated annual forfeiture rate of 4.8% to calculate share-based compensation expense based on actual forfeiture experience.
Our outstanding share-based awards include performance-based non-qualified stock options (“PNQs”) and performance-based restricted stock units (“PBRSUs”) that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. We recognize the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the performance period based upon our determination of whether it is probable that the performance targets will be achieved. At each reporting period, we reassess the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled PNQs or PBRSUs, and, to the extent share-based compensation expense was previously recognized for those cancelled PNQs or PBRSUs, such share-based compensation expense is reversed. If performance goals are exceeded and the payout is more than 100% of the target shares in the case of PBRSUs, additional compensation expense is recorded in the period when that determination is certified by the Compensation Committee of the Board of Directors.
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
Interest Rate Risk
We historically have been exposed to market value risk arising from changes in interest rates on our securities portfolio for which we entered, from time to time, futures and options contracts, or invested in derivative instruments, to manage our interest rate risk. In the fourth quarter of fiscal 2017, we liquidated substantially all of our preferred stock portfolio, net of purchases, to fund expenditures associated with our New Facility in Northlake, Texas. In the second quarter of fiscal 2018, we liquidated the remaining security and closed our preferred stock portfolio.
Borrowings under our Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%.
At June 30, 2018, we were eligible to borrow up to a total of $117.1 million under the Revolving Facility and had outstanding borrowings of $89.8 million, utilized $2.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $25.3 million. The weighted average interest rate on our outstanding borrowings under the Revolving Facility at June 30, 2018 was 4.10%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of June 30, 2018:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$89,787	2.60%	$2,334
–100 basis points	$89,787	3.10%	$2,783
Unchanged	$89,787	4.10%	$3,681
+100 basis points	$89,787	5.10%	$4,579
+150 basis points	$89,787	5.60%	$5,028

Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers.
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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the fiscal years ended June 30, 2018, 2017 and 2016, we reclassified $(1.2) million, $(0.8) million and $(16.8) million in net losses, respectively, into cost of goods sold from AOCI. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time. For the fiscal years ended June 30, 2018, 2017 and 2016, we recognized in “Other, net” $48,000 in net gains, and $(0.5) million and $(0.6) million in net losses, respectively, on coffee-related derivative instruments designated as cash flow hedges due to ineffectiveness.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” For the fiscal years ended June 30, 2018, 2017 and 2016, we recorded in “Other, net” net losses of $(0.5) million, $(1.8) million and $(0.3) million, respectively, on coffee-related derivative instruments not designated as accounting hedges.
The following table summarizes the potential impact as of June 30, 2018 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$305	$(305)	$5,050	$(5,050)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2018. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company elected to change its method of accounting for certain inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method and implemented a change in accounting principle for costs included in inventory, both of which have been retrospectively applied to the consolidated financial statements as of June 30, 2017 and the years ended June 30, 2017 and 2016.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 13, 2018

We have served as the Company’s auditor since fiscal 2014.

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,438	$6,241
Short-term investments	—	368
Accounts receivable, net of allowance for doubtful accounts of $495 and $721, respectively	58,498	46,446
Inventories	104,431	79,790
Income tax receivable	305	318
Prepaid expenses	7,842	7,540
Total current assets	173,514	140,703
Property, plant and equipment, net	186,589	176,066
Goodwill	36,224	10,996
Intangible assets, net	31,515	18,618
Other assets	8,381	6,837
Deferred income taxes	39,308	53,933
Total assets	$475,531	$407,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	56,603	39,784
Accrued payroll expenses	17,918	17,345
Short-term borrowings under revolving credit facility	89,787	27,621
Short-term obligations under capital leases	190	958
Short-term derivative liabilities	3,300	1,857
Other current liabilities	10,659	9,702
Total current liabilities	178,457	97,267
Accrued pension liabilities	40,380	51,281
Accrued postretirement benefits	20,473	19,788
Accrued workers’ compensation liabilities	5,354	7,548
Other long-term liabilities	1,812	1,717
Total liabilities	$246,476	$177,601
Commitments and contingencies (Note 24)	—	—
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 and zero shares issued and outstanding as of June 30, 2018 and 2017, respectively; liquidation preference of $15,089 and $0 as of June 30, 2018 and 2017, respectively	15	—
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,951,659 and 16,846,002 shares issued and outstanding at June 30, 2018 and 2017, respectively	16,952	16,846
Additional paid-in capital	55,965	41,495
Retained earnings	220,307	236,993
Unearned ESOP shares	(2,145)	(4,289)
Accumulated other comprehensive loss	(62,039)	(61,493)
Total stockholders’ equity	$229,055	$229,552
Total liabilities and stockholders’ equity	$475,531	$407,153
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended June 30,
	2018	2017	2016
Net sales	$606,544	$541,500	$544,382
Cost of goods sold	399,502	354,622	373,214
Gross profit	207,042	186,878	171,168
Selling expenses	154,539	133,329	123,260
General and administrative expenses	47,863	42,933	41,970
Restructuring and other transition expenses	662	11,016	16,533
Net gain from sale of Torrance Facility	—	(37,449)	—
Net gains from sale of Spice Assets	(770)	(919)	(5,603)
Net gains from sales of other assets	(196)	(1,210)	(2,802)
Impairment losses on intangible assets	3,820	—	—
Operating expenses	205,918	147,700	173,358
Income (loss) from operations	1,124	39,178	(2,190)
Other (expense) income:
Dividend income	12	1,007	1,115
Interest income	2	567	496
Interest expense	(3,177)	(2,185)	(425)
Other, net	1,071	(1,201)	556
Total other (expense) income	(2,092)	(1,812)	1,742
(Loss) income before taxes	(968)	37,366	(448)
Income tax expense (benefit)	17,312	14,815	(72,239)
Net (loss) income	$(18,280)	$22,551	$71,791
Less: Cumulative preferred dividends, undeclared and unpaid	389	—	—
Net (loss) income available to common stockholders	$(18,669)	$22,551	$71,791
Net (loss) income available to common stockholders per common share—basic	$(1.11)	$1.35	$4.35
Net (loss) income available to common stockholders per common share—diluted	$(1.11)	$1.34	$4.32
Weighted average common shares outstanding—basic	16,815,020	16,668,745	16,502,523
Weighted average common shares outstanding—diluted	16,815,020	16,785,752	16,627,402

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended June 30,
	2018	2017	2016
Net (loss) income	$(18,280)	$22,551	$71,791
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges, net of tax	(5,922)	(2,900)	362
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	800	510	10,282
Change in the funded status of retiree benefit obligations, net of tax	4,576	7,466	(11,461)
Total comprehensive (loss) income, net of tax	$(18,826)	$27,627	$70,974

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended June 30,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(18,280)	$22,551	$71,791
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,464	22,970	20,774
Provision for doubtful accounts	137	325	71
Impairment losses on intangible assets	3,820	—	—
Change in estimated fair value of contingent earnout consideration	(500)	—	—
Restructuring and other transition expenses, net of payments	(1,185)	1,034	(2,697)
Interest on sale-leaseback financing obligation	—	681	—
Deferred income taxes	17,154	14,343	(72,556)
Net gain from sale of Torrance Facility	—	(37,449)	—
Net gains from sales of Spice Assets and other assets	(995)	(2,129)	(8,405)
ESOP and share-based compensation expense	3,822	3,959	4,342
Net losses (gains) on derivative instruments and investments	1,982	2,361	16,536
Change in operating assets and liabilities:
Restricted cash	—	—	1,002
Purchases of trading securities	—	(5,136)	(7,255)
Proceeds from sales of trading securities	375	30,645	5,901
Accounts receivable	(4,628)	(14)	(3,476)
Inventories	(15,513)	(8,041)	10,063
Income tax receivable	13	(71)	288
Derivative (liabilities) assets, net	(7,782)	2,264	(10,295)
Prepaid expenses and other assets	685	(2,506)	(111)
Accounts payable	3,864	8,885	(3,343)
Accrued payroll expenses and other current liabilities	1,766	(2,983)	5,829
Accrued postretirement benefits	(1,924)	(1,020)	(358)
Other long-term liabilities	(4,420)	(8,557)	(473)
Net cash provided by operating activities	$8,855	$42,112	$27,628
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	$(39,608)	$(25,853)	$—
Purchases of property, plant and equipment	(35,443)	(45,195)	(31,050)
Purchases of assets for construction of New Facility	(1,577)	(39,754)	(19,426)
Proceeds from sales of property, plant and equipment	1,988	4,078	10,946
Net cash used in investing activities	$(74,640)	$(106,724)	$(39,530)
(continued on next page)

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended June 30,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from revolving credit facility	$85,315	$77,985	$405
Repayments on revolving credit facility	(23,149)	(50,473)	(374)
Proceeds from sale-leaseback financing obligation	—	42,455	—
Proceeds from New Facility lease financing obligation	—	16,346	19,426
Repayments of New Facility lease financing	—	(35,772)	—
Payments of capital lease obligations	(947)	(1,433)	(3,147)
Payment of financing costs	(579)	—	(8)
Proceeds from stock option exercises	1,342	688	1,694
Tax withholding payment - net share settlement of equity awards	—	(38)	(159)
Net cash provided by financing activities	$61,982	$49,758	$17,837

Net (decrease) increase in cash and cash equivalents	$(3,803)	$(14,854)	$5,935
Cash and cash equivalents at beginning of year	6,241	21,095	15,160
Cash and cash equivalents at end of year	$2,438	$6,241	$21,095

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,177	$1,504	$425
Cash paid for income taxes	$144	$567	$324
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$—	$417	$—
Net change in derivative assets and liabilities included in other comprehensive (loss) income, net of tax	$(5,122)	$(2,390)	$10,644
Construction-in-progress assets under New Facility lease	$—	$—	$8,684
New Facility lease obligation	$—	$—	$8,684
Non-cash additions to property, plant and equipment	$2,814	$5,517	$441
Assets held for sale	$—	$—	$7,179
Non-cash portion of earnout receivable recognized—Spice Assets sale	$298	$419	$496
Non-cash portion of earnout payable recognized—China Mist acquisition	$—	$500	$—
Non-cash portion of earnout payable recognized—West Coast Coffee acquisition	$—	$600	$—
Non-cash working capital adjustment payable recognized—China Mist acquisition	$—	$553	$—
Non-cash receivable from West Coast Coffee—post-closing final working capital adjustment	$218	$—	$—
Non-cash consideration given-Issuance of Series A Preferred Stock	$11,756	$—	$—
Non-cash Multiemployer Plan Holdback payable recognized—Boyd Coffee acquisition	$1,056	$—	$—
Option costs paid with exercised shares	$—	$550	$—
Cumulative preferred dividends, undeclared and unpaid	$389	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2015	—	—	16,658,148	$16,658	$38,143	$142,651	$(11,234)	$(65,752)	$120,466
Net income	—	—	—	—	—	71,791	—	—	71,791
Unrealized gains on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax expense of $5,238	—	—	—	—	—	—	—	10,644	10,644
Change in the funded status of retiree benefit obligations, net of tax expense of $7,277	—	—	—	—	—	—	—	(11,461)	(11,461)
ESOP compensation expense, including reclassifications	—	—	—	—	(1,413)	—	4,800	—	3,387
Share-based compensation	—	—	1,551	2	954	—	—	—	956
Stock option exercises	—	—	127,039	127	1,566	—	—	—	1,693
Shares withheld to cover taxes	—	—	(5,177)	(5)	(154)	—	—	—	(159)
Balance at June 30, 2016	—	—	16,781,561	$16,782	$39,096	$214,442	$(6,434)	$(66,569)	$197,317
Net income	—	—	—	—	—	22,551	—	—	22,551
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax benefit of $2,504	—	—	—	—	—	—	—	(2,390)	(2,390)
Change in the funded status of retiree benefit obligations, net of tax expense of $4,754	—	—	—	—	—	—	—	7,466	7,466
ESOP compensation expense, including reclassifications	—	—	—	—	342	—	2,145	—	2,487
Share-based compensation	—	—	(889)	(1)	1,473	—	—	—	1,472
Stock option exercises	—	—	82,803	83	604	—	—	—	687
Shares withheld to cover taxes	—	—	(17,473)	(18)	(20)	—	—	—	(38)
Balance at June 30, 2017	—	—	16,846,002	$16,846	$41,495	$236,993	$(4,289)	$(61,493)	$229,552
(continued on next page)

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Net loss	—	—	—	—	—	(18,280)	—	—	(18,280)
Adjustment due to the adoption of ASU 2017-12	—	—	—	—	—	342	—	(209)	133
Adjustment due to the adoption of ASU 2016-09	—	—	—	—	—	1,641	—	—	1,641
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax expense of $2,462	—	—	—	—	—	—	—	(4,913)	(4,913)
Change in the funded status of retiree benefit obligations, net of tax expense of $1,573	—	—	—	—	—	—	—	4,576	4,576
ESOP compensation expense, including reclassifications	—	—	—	—	150	—	2,144	—	2,294
Share-based compensation	—	—	9,155	9	1,518	—	—	—	1,527
Stock option exercises	—	—	96,502	97	1,245	—	—	—	1,342
Consideration for Boyd Coffee acquisition	14,700	15	—	$—	$11,557	$—	$—	$—	11,572
Cumulative preferred dividends, undeclared and unpaid	—	—	—	$—	$—	$(389)	$—	$—	(389)
Balance at June 30, 2018	14,700	15	16,951,659	$16,952	$55,965	$220,307	$(2,145)	$(62,039)	$229,055

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. The Company’s product categories consist of roast and ground coffee, frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee. The Company was founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company operates in one business segment.
In fiscal 2015 the Company began the process of relocating its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility housing these operations in Northlake, Texas (the “New Facility”) (the “Corporate Relocation Plan”). In order to focus on the Company’s core product offerings, in the second quarter of fiscal 2016, the Company sold certain assets associated with its manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”) to Harris Spice Company Inc. (“Harris”). In fiscal 2017, the Company completed the construction of and exercised the purchase option to acquire the New Facility, relocated its Torrance operations to the New Facility, and sold its facility in Torrance, California (the “Torrance Facility“). The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company completed the Corporate Relocation Plan and began roasting coffee in the New Facility in the fourth quarter of fiscal 2017.
In fiscal 2018, on October 2, 2017, the Company acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee” or “Seller”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States, in consideration of cash and preferred stock. In fiscal 2017, the Company completed two acquisitions. On October 11, 2016, the Company acquired substantially all of the assets and certain specified liabilities of China Mist Brands, Inc. dba China Mist Tea Company (“China Mist”), a provider of flavored and unflavored iced and hot teas, and on February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee Company, Inc. (“West Coast Coffee”), a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels.
In the third quarter of fiscal 2017, the Company commenced a restructuring plan to reorganize its direct-store-delivery, or DSD, operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). The Company expects to complete the DSD Restructuring Plan by the end of fiscal 2019.
In the third quarter of fiscal 2018, the Company commenced a project to expand its production lines (the “Expansion Project”) in the New Facility, including expanding capacity to support the transition of acquired business volumes. Construction, equipment procurement and installation associated with the Expansion Project are expected to be completed in fiscal 2019.
The Company operates production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the New Facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona.
The Company’s products reach its customers primarily in the following ways: through the Company’s nationwide DSD network of 447 delivery routes and 111 branch warehouses as of June 30, 2018, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

products through its DSD network, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are primarily made “off-truck” by the Company to its customers at their places of business.
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
Securities with quotes that are based on actual trades or actionable bids and offers with a sufficient level of activity on or near the measurement date are classified as Level 1. Securities that are priced using quotes derived from implied values, indicative bids and offers, or a limited number of actual trades, or the same information for securities that are similar in many respects to those being valued, are classified as Level 2. If market information is not available for securities being valued, or materially-comparable securities, then those securities are classified as Level 3. In considering market information, management evaluates changes in liquidity, willingness of a broker to execute at the quoted price, the depth and consistency of prices from pricing services, and the existence of observable trades in the market. See Note 10.
Derivative Instruments

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company executes various derivative instruments to hedge its commodity price risk. These derivative instruments consist primarily of forward and option contracts. The Company reports the fair value of derivative instruments on its consolidated balance sheets in “Short-term derivative assets,” “Other assets,” “Short-term derivative liabilities,” or “Other long-term liabilities.” The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheet in “Restricted cash.”
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
The Company follows the guidelines of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”), to account for certain coffee-related derivative instruments as accounting hedges, in order to minimize the volatility created in the Company's quarterly results from utilizing these derivative instruments and to improve comparability between reporting periods. For a derivative to qualify for designation in a hedging relationship, it must meet specific criteria and the Company must maintain appropriate documentation. The Company establishes hedging relationships pursuant to its risk management policies. The hedging relationships are evaluated at inception and on an ongoing basis to determine whether the hedging relationship is, and is expected to remain, highly effective in achieving offsetting changes in fair value or cash flows attributable to the underlying risk being hedged. The Company also regularly assesses whether the hedged forecasted transaction is probable of occurring. If a derivative ceases to be or is no longer expected to be highly effective, or if the Company believes the likelihood of occurrence of the hedged forecasted transaction is no longer probable, hedge accounting is discontinued for that derivative, and future changes in the fair value of that derivative are recognized in “Other, net.”
For coffee-related derivative instruments designated as cash flow hedges, the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” See Note 8.
Concentration of Credit Risk
At June 30, 2018, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2018 and 2017, none of the cash in the Company’s

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

coffee-related derivative margin accounts was restricted due to the net loss position not exceeding the credit limit in such accounts at June 30, 2018, and the net gain position in such accounts at June 30, 2017. Changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts. In fiscal 2018, the Company decreased the allowance for doubtful accounts by $226,000. In fiscal 2017 and 2016, the Company increased the allowance for doubtful accounts by $7,000 and $71,000, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value. Effective June 30, 2018, the Company changed its method of accounting for coffee, tea and culinary products from the last in, first out (“LIFO”) basis to the first in, first out ("FIFO") basis. See Note 3. The Company continues to account for coffee brewing equipment parts on a FIFO basis. The Company regularly evaluates these inventories to determine the provision for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification. See Note 12.
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
Coffee Brewing Equipment and Service
The Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of the equipment as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying consolidated financial statements for the years ended June 30, 2018, 2017 and 2016 were $30.2 million, $26.3 million and $27.0 million, respectively.
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. See Note 13.
Leases
Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of a capital lease. Capital lease obligations are amortized over the life of the lease.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
See Note 21.
Deferred Tax Asset Valuation Allowance
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required and considers whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets will or will not ultimately be realized in future periods. In making this assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators, such as future income projections. After consideration of positive and negative evidence, if the Company determines that it is more likely than not that it will generate future income sufficient to realize its deferred tax assets, the Company will record a reduction in the valuation allowance. See Note 21.
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
Net (Loss) Income Per Common Share
Net (loss) income per share (“EPS”) represents net (loss) income available to common stockholders divided by the weighted-average number of common shares outstanding for the period, excluding unallocated shares held by the Company's Employee Stock Ownership Plan (“ESOP”). See Note 17. Dividends on the Company's outstanding Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share ("Series A Preferred Stock"), that the Company has paid or intends to pay are deducted from net (loss) income in computing net (loss) income available to common stockholders.
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
The dilutive effect of Series A Preferred Stock is reflected in diluted EPS by application of the if-converted method. In applying the if-converted method, conversion will not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive. The Series A Preferred Stock is antidilutive whenever the amount of the dividend declared or accumulated in the current period per common share obtainable upon conversion exceeds basic EPS. See Note 22.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Employee Stock Ownership Plan
Compensation cost for the ESOP is based on the fair market value of shares released or deemed to be released to employees in the period in which they are committed. As a leveraged ESOP with the Company as lender, a contra equity account is established to offset the Company’s note receivable. The contra account will change as compensation expense is recognized. See Note 17. The cost of shares purchased by the ESOP which have not been committed to be released or allocated to participants are shown as a contra-equity account “Unearned ESOP Shares” and are excluded from EPS calculations.
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
The Company's outstanding share-based awards include performance-based non-qualified stock options ("PNQs") and performance-based restricted stock units ("PBRSUs") that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The Company recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the service period based upon the Company’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled PNQs or PBRSUs, and, to the extent share-based compensation expense was previously recognized for those cancelled PNQs or PBRSUs, such share-based compensation expense is reversed. If performance goals are exceeded and the payout is more than 100% of the target shares in the case of PBRSUs, additional compensation expense is recorded in the period when that determination is certified by the Compensation Committee of the Board of Directors. See Note 18.
Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company accounts for its goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company performs a qualitative assessment of goodwill and indefinite-lived intangible assets on its consolidated balance sheets, to determine if there is a more likely than not indication that its goodwill and indefinite-lived intangible assets are impaired as of January

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

31. If the indicators of impairment are present, the Company performs a quantitative assessment to determine the impairment of these assets as of the measurement date.
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
Indefinite-lived intangible assets consist of certain acquired trademarks, trade names and a brand name. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values. See Note 14.
Other Intangible Assets
Other intangible assets consist of finite-lived intangible assets including acquired recipes, non-compete agreements, customer relationships, a trade name/brand name and certain trademarks. These assets are amortized over their estimated useful lives and are tested for impairment by grouping them with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. The Company reviews the recoverability of its finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. See Note 14.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of goods sold and selling expenses, depending on the nature of such costs. Shipping and handling costs included in cost of goods sold reflect inbound freight of raw materials and finished goods, and product loading and handling costs at the Company’s production facilities to the distribution centers and branches. Shipping and handling costs included in selling expenses consist primarily of those costs associated with moving finished goods to customers. Shipping and handling costs that were recorded as a component of the Company's selling expenses were $11.9 million, $10.7 million and $11.1 million, respectively, in the fiscal years ended June 30, 2018, 2017 and 2016. The Company moved to 3PL for its long-haul distribution in the third quarter of fiscal 2016. As a result, payroll, benefits, vehicle costs and other costs associated with the Company’s internal operation of its long-haul distribution included elsewhere in selling expenses in the fiscal year ended June 30, 2016, are included in shipping and handling costs beginning in the third quarter of fiscal 2016.
Effective June 30, 2018, the Company implemented a change in accounting principle for freight costs incurred to transfer goods from a distribution center to a branch warehouse and warehousing overhead costs incurred to store and ready goods prior to their sale, and made certain corrections relating to the classification of allied freight, overhead variances and purchase price variances (“PPVs”). See Note 3.
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements which expire on or before June 30, 2022. At June 30, 2018, approximately 27% of the Company's workforce was covered by such agreements.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The estimated gross undiscounted workers’ compensation liability relating to such claims was $7.1 million and $9.4 million, respectively, and the estimated recovery from reinsurance was $0.9 million and $1.5 million, respectively, as of June 30, 2018 and 2017. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
At June 30, 2018 the Company had posted $2.3 million in cash and a $2.0 million letter of credit, and at June 30, 2017 the Company had posted $3.4 million in cash, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages.
The estimated liability related to the Company's self-insured group medical insurance at June 30, 2018 and 2017 was $1.6 million and $2.5 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company is self-insured for general liability, product liability and commercial auto liability and accrues the cost of the insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $1.7 million and $0.9 million at June 30, 2018 and 2017, respectively. The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
Pension Plans
The Company’s defined benefit pension plans are not admitting new participants, therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates. The Company’s defined benefit pension plans are accounted for using the guidance of ASC 710, “Compensation—General“ and ASC 715, “Compensation-Retirement Benefits“ and are measured as of the end of the fiscal year.
The Company recognizes the overfunded or underfunded status of a defined benefit pension as an asset or liability on its consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. See Note 15.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Business Combinations
The Company accounts for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and the liabilities assumed is allocated to goodwill. Management determines the fair values used in purchase price allocations for intangible assets based on historical data, estimated discounted future cash flows, and expected royalty rates for trademarks and trade names, as well as certain other information. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but unknown to the Company at that time, may become known during the remainder of the measurement period, a period not to exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill and intangible assets. If such an adjustment is required, the Company will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. Transaction costs, including legal, accounting and integration expenses, are expensed as incurred and are included in operating expenses in the Company's consolidated statements of operations. Contingent consideration, such as earnout, is deferred as a short-term or long-term liability based on an estimate of the timing of the future payment. These contingent consideration liabilities are recorded at fair value on the acquisition date and are re-measured quarterly based on the then assessed fair value and adjusted if necessary. The results of operations of businesses acquired are included in the Company's consolidated financial statements from their dates of acquisition. See Note 4.
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
Recently Adopted Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12. ASU 2017-12 amends the hedge accounting model in ASC 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. ASU 2017-12 expands an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The guidance in ASU 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period or fiscal year before the effective date. For cash flow and net investment hedges existing at the date of adoption, entities will apply the new guidance using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The guidance provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

where the hedge documentation needs to be modified. The Company early adopted ASU 2017-12 as of September 30, 2017 for its coffee-related derivative instruments designated as cash flow hedges. Adoption of ASU 2017-12 resulted in a cumulative adjustment of $0.3 million to the opening balance of retained earnings as of October 1, 2017. Adoption of ASU 2017-12 did not have any other material effect on the results of operations, financial position or cash flows of the Company.
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
New Accounting Pronouncements

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). ASU 2018-05 amends ASC 740 (Income Taxes) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impact of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. If the Company is not able to make a reasonable estimate for the impact of the Tax Act, it should not be recorded until a reasonable estimate can be made during the measurement period. The Company has recorded the provisional adjustments as of June 30, 2018 and expects to finalize the provisional amounts within one year from the enactment date. See Note 21.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)“ (“ASU 2016-02“), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods and is required to be adopted using the modified retrospective method. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. The Company is evaluating the impact this guidance will have on its consolidated financial statements and expects the adoption will have a significant impact on the Company's financial position resulting from the increase in assets and liabilities.
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09“). ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. On August 12, 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,“ which defers the effective date of ASU 2014-09 by one year allowing early adoption as of the original effective date of January 1, 2017. The deferral results in the new accounting standard being effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. ASU 2014-09 is effective for the Company beginning July 1, 2018. The Company has evaluated the provisions of ASU 2014-09 and assessed its impact on the Company’s financial statements, information systems, business processes, and financial statement disclosures. The Company has analyzed its revenue streams, performed detailed contract reviews for each stream, and evaluated the impact ASU 2014-09 will have on revenue recognition. The Company primarily recognizes revenue at point of sale or delivery and has determined that this will not change under the new standard. There are certain arrangements related to the contracts from recent acquisitions in which revenue recognition will be impacted, however, the adoption of ASU 2014-09 will not have a material effect on the results of operations, financial position or cash flows of the Company. In addition, the Company will include expanded disclosures related to revenue in order to comply with ASU 2014-09 and will adopt ASU 2014-09 using the modified retrospective method.

Note 3. Changes in Accounting Principles and Corrections to Previously Issued Financial Statements
Effective June 30, 2018, the Company changed its method of accounting for its coffee, tea and culinary products from the LIFO basis to the FIFO basis. Total inventories accounted for utilizing the LIFO cost flow assumption represented 91% of the Company’s total inventories as of June 30, 2018 prior to this change in method. The Company believes that this change is preferable as it better matches revenues with associated expenses, aligns the accounting with the physical flow of inventory, and improves comparability with the Company’s peers.
Additionally, effective June 30, 2018, the Company implemented a change in accounting principle for freight costs incurred to transfer goods from a distribution center to a branch warehouse and warehousing overhead costs incurred to store and ready goods prior to their sale, from expensing such costs as incurred within selling expenses to capitalizing such costs as inventory and expensing through cost of goods sold. The Company has determined that it is preferable to capitalize such costs into inventory and expense through cost of goods sold because it better represents the costs incurred in bringing the inventory to its existing condition and location for sale to customers and it is consistent with the Company’s accounting treatment of similar costs.
In connection with these changes in accounting principles, subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended June 30, 2017, the Company determined that freight associated with certain non-coffee product lines ("allied") was incorrectly expensed as incurred in selling expenses, and the overhead variances and PPVs associated with these product lines were incorrectly expensed as incurred in cost of goods sold for the fiscal years ended June 30, 2017 and 2016 and for the first three quarters in the fiscal year ended June 30, 2018. These costs should have been capitalized as inventory costs in accordance with ASC 330, "Inventory." Accordingly, the Company has corrected the accompanying consolidated financial statements for the fiscal years ended June 30, 2017 and 2016 and the corresponding footnote disclosure of unaudited quarterly financial data for each of the quarters in the fiscal year ended June 30, 2017 and for the first three quarters in the fiscal year ended June 30, 2018, to capitalize the appropriate portion of these costs in ending inventory of each period and to reclassify remaining allied freight to cost of goods sold. Management has evaluated the materiality of these misstatements from quantitative and qualitative perspectives, including the impact on gross profit

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

and income from operations, and has concluded that the misstatements are immaterial to the Company’s consolidated financial statements.
In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the change in method of accounting for coffee, tea and culinary products and the change in accounting principle for freight and warehousing overhead costs have been retrospectively applied, and the corrections relating to the reclassification and capitalization of allied freight and the capitalization of allied overhead variances and PPVs have been made, to all prior periods presented herein.
The cumulative effect on retained earnings for these changes as of July 1, 2016 is $17.7 million.
The following table presents the impact of these changes on the Company’s consolidated balance sheet at June 30, 2017:

	June 30, 2017
(In thousands)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	Retrospectively Adjusted
Inventories	$56,251	$19,675	$3,821	$43	$79,790
Total current assets	$117,164	$19,675	$3,821	$43	$140,703
Deferred income taxes	$63,055	$(7,625)	$(1,480)	$(17)	$53,933
Total assets	$392,736	$12,050	$2,341	$26	$407,153
Retained earnings	$221,182	$13,444	$2,341	$26	$236,993
Accumulated other comprehensive loss	$(60,099)	$(1,394)	$—	$—	$(61,493)
Total stockholders’ equity	$215,135	$12,050	$2,341	$26	$229,552
Total liabilities and stockholders’ equity	$392,736	$12,050	$2,341	$26	$407,153
The following tables present the impact of these changes on the Company's consolidated statements of operations for the fiscal years ended June 30, 2017 and 2016:

	Year Ended June 30, 2017
(In thousands, except per share data)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	Retrospectively Adjusted
Cost of goods sold	$327,765	$1,739	$19,835	$5,283	$354,622
Gross profit	$213,735	$(1,739)	$(19,835)	$(5,283)	$186,878
Selling expenses	$157,198	$—	$(19,241)	$(4,628)	$133,329
Operating expenses	$171,569	$—	$(19,241)	$(4,628)	$147,700
Income from operations	$42,166	$(1,739)	$(594)	$(655)	$39,178
Income before taxes	$40,354	$(1,739)	$(594)	$(655)	$37,366
Income tax expense	$15,954	$(663)	$(226)	$(250)	$14,815
Net income	$24,400	$(1,076)	$(368)	$(405)	$22,551
Net income available to common stockholders per common share—basic	$1.46	$(0.07)	$(0.02)	$(0.02)	$1.35
Net income available to common stockholders per common share—diluted	$1.45	$(0.07)	$(0.02)	$(0.02)	$1.34

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30, 2016
(In thousands, except per share data)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	Retrospectively Adjusted
Cost of goods sold	$335,907	$8,593	$21,104	$7,610	$373,214
Gross profit	$208,475	$(8,593)	$(21,104)	$(7,610)	$171,168
Selling expenses	$150,198	$—	$(20,502)	$(6,436)	$123,260
Operating expenses	$200,296	$—	$(20,502)	$(6,436)	$173,358
Income (loss) from operations	$8,179	$(8,593)	$(602)	$(1,174)	$(2,190)
Income (loss) before taxes	$9,921	$(8,593)	$(602)	$(1,174)	$(448)
Income tax benefit	$(79,997)	$6,430	$450	$878	$(72,239)
Net income	$89,918	$(15,023)	$(1,052)	$(2,052)	$71,791
Net income available to common stockholders per common share—basic	$5.45	$(0.91)	$(0.07)	$(0.12)	$4.35
Net income available to common stockholders per common share—diluted	$5.41	$(0.90)	$(0.07)	$(0.12)	$4.32
The following tables present the impact of these changes on the Company's consolidated statements of cash flows as of June 30, 2017 and 2016:

	June 30, 2017
(In thousands)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	Retrospectively Adjusted
Net income	$24,400	$(1,076)	$(368)	$(405)	$22,551
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	$15,482	$(663)	$(226)	$(250)	$14,343
Net losses (gains) on derivative instruments and investments	$(205)	$2,566	$—	$—	$2,361
Change in operating assets and liabilities:
Inventories	$(8,504)	$(786)	$594	$655	$(8,041)
Derivative assets (liabilities), net	$2,305	$(41)	$—	$—	$2,264
Net cash provided by operating activities	$42,112	$—	$—	$—	$42,112

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	June 30, 2016
(In thousands)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	Retrospectively Adjusted
Net income	$89,918	$(15,023)	$(1,052)	$(2,052)	$71,791
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	$(80,314)	$6,430	$450	$878	$(72,556)
Net losses (gains) on derivative instruments and investments	$12,910	$3,626	$—	$—	$16,536
Change in operating assets and liabilities:
Inventories	$3,608	$4,677	$604	$1,174	$10,063
Derivative assets (liabilities), net	$(10,583)	$288	$—	$—	$(10,295)
Net cash provided by operating activities	$27,628	$(2)	$2	$—	$27,628
The respective impacts to net income, retained earnings, accumulated other comprehensive income (loss) and total stockholders’ equity shown above have also been reflected in the consolidated statements of comprehensive income (loss) and stockholders’ equity for the fiscal years ended June 30, 2017 and 2016. The resulting impacts adjusted previously reported unrealized (losses) gains on derivative instruments designated as cash flow hedges, net of tax for the fiscal years ended June 30, 2017 and 2016 of $(2.9) million and $0.2 million, respectively, to $(2.9) million and $0.4 million, respectively. Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax increased from $(1.1) million and $8.1 million for the fiscal years ended June 30, 2017 and 2016, to $0.5 million and $10.3 million, respectively. Total comprehensive income, net of tax, for the fiscal years ended June 30, 2017 and 2016 decreased from $27.9 million and $86.7 million, respectively, to $27.6 million and $71.0 million, respectively.
If the Company had continued to account for coffee, tea and culinary product inventories under LIFO, the impact to the Company's balance sheet at June 30, 2018 would have been a decrease of $18.1 million in inventories, an increase of $4.2 million in deferred income taxes, a decrease of $17.5 million in retained earnings and an increase of $3.6 million in accumulated other comprehensive loss. The impact to the Company's consolidated statement of operations for the fiscal year ended June 30, 2018 would have been an decrease in cost of goods sold and an increase in gross profit, income from operations and income before taxes of $1.7 million, an additional income tax benefit of $0.9 million, an impact to net income of $2.6 million, and an increase of $0.15 in both basic and diluted earnings per common share available to common stockholders.
If the Company had continued to expense freight costs incurred to transfer goods from a distribution center to a branch warehouse and warehousing overhead costs, the impact to the Company's balance sheet at June 30, 2018 would have been a decrease of $5.9 million in inventories, an increase of $1.4 million in deferred income taxes and a decrease of $4.5 million in retained earnings. The impact to the Company's consolidated statement of operations for the fiscal year ended June 30, 2018 would have been a decrease in cost of goods sold and an increase in gross profit of $21.6 million, an increase in selling expenses of $23.7 million, a decrease in income from operations and income before taxes of $2.1 million, an additional income tax benefit of $1.0 million, an impact to net income of $3.1 million, and an increase of $0.19 in both basic and diluted earnings per common share available to common stockholders.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 4. Acquisitions
China Mist Brands, Inc.
On October 11, 2016, the Company acquired substantially all of the assets and certain specified liabilities of China Mist, a provider of flavored and unflavored iced and hot teas. As part of the transaction, the Company assumed the lease on China Mist’s existing 17,400 square foot facility in Scottsdale, Arizona which is terminable upon twelve months’ notice.
The Company acquired China Mist for aggregate purchase consideration of $12.2 million, consisting of $11.2 million in cash paid at closing including estimated working capital adjustments of $0.4 million, post-closing final working capital adjustments of $0.6 million, and up to $0.5 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the calendar years of 2017 or 2018. This contingent earnout liability was estimated to have a fair value of $0.5 million as of the closing date and was recorded in other long-term liabilities on the Company’s consolidated balance sheet at June 30, 2017. During fiscal 2018, the Company recorded a change in the estimated fair value of contingent earnout consideration of $(0.5) million, resulting in a balance of zero as the Company does not expect the contingent sales levels to be reached.
In fiscal 2017, the Company incurred $0.2 million in transaction costs related to the China Mist acquisition, consisting primarily of legal and accounting expenses, which are included in general and administrative expenses in the Company's consolidated statements of operations for the fiscal year ended June 30, 2017. No transaction costs were incurred in fiscal 2018 relating to the China Mist acquisition.
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
In connection with this acquisition, the Company recorded goodwill of $2.9 million, which is deductible for tax purposes. The Company also recorded $3.0 million in finite-lived intangible assets that included recipes, a non-compete agreement and customer relationships and $5.1 million in indefinite-lived trade name/trademark. The weighted average amortization period for the finite-lived intangible assets is 8.9 years. See Note 14.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

During the Company's annual intangible asset impairment test as of January 31, 2018 and assessment of the recoverability of certain finite-lived intangible assets, the Company determined that the fair value of certain China Mist intangible assets was lower than the carrying value. As a result, the Company recorded an impairment charge in fiscal 2018. See Note 14.
West Coast Coffee Company, Inc.
On February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee, a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. As part of the transaction, the Company entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. The Company acquired West Coast Coffee for aggregate purchase consideration of $15.5 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, post-closing final working capital adjustments of $(0.2) million, and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. This contingent earnout liability was estimated to have a fair value of $0.6 million and is recorded in other current liabilities on the Company’s consolidated balance sheet at June 30, 2018 and in other long-term liabilities on the Company's consolidated balance sheet at June 30, 2017. The earnout is estimated to be paid within twenty-four months following the closing.
In fiscal 2017, the Company incurred $0.3 million in transaction costs related to the West Coast Coffee acquisition, consisting primarily of legal and accounting expenses, which are included in general and administrative expenses in the Company's consolidated statements of operations for the fiscal year ended June 30, 2017. No transaction costs were incurred in fiscal 2018 relating to the West Coast Coffee acquisition.
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
In connection with this acquisition, the Company recorded goodwill of $7.6 million, which is deductible for tax purposes. The Company also recorded $5.0 million in finite-lived intangible assets that included non-compete agreements, customer relationships, a trade name and a brand name. The weighted average amortization period for the finite-lived intangible assets is 9.3 years. See Note 14.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Boyd Coffee Company
On October 2, 2017 (“Closing Date”), the Company acquired substantially all of the assets and certain specified liabilities of Boyd Coffee, a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to the Company’s product portfolio, improve the Company's growth potential, deepen the Company’s distribution footprint and increase the Company's capacity utilization at its production facilities.
At closing, as consideration for the purchase, the Company paid the Seller $38.9 million in cash from borrowings under its senior secured revolving credit facility (see Note 16), and issued to Boyd Coffee 14,700 shares of the Company’s Series A Preferred Stock, with a fair value of $11.8 million as of the Closing Date. Additionally, the Company held back $3.2 million in cash (“Holdback Cash Amount”) and 6,300 shares of Series A Preferred Stock (“Holdback Stock”) with a fair value of $4.8 million as of the Closing Date, for the satisfaction of any post-closing net working capital adjustment and to secure the Seller’s (and the other seller parties’) indemnification obligations under the purchase agreement. Any Holdback Cash Amount and Holdback Stock not used to satisfy any post-closing net working capital adjustment or any indemnification claims (including pending claims) will be released to the Seller on the 18-month anniversary of the Closing Date.
In addition to the Holdback Cash, as part of the consideration for the purchase, at closing the Company held back $1.1 million in cash (the “Multiemployer Plan Holdback”) to pay, on behalf of the Seller, any assessment of withdrawal liability made against the Seller following the Closing Date in respect of the Seller’s multiemployer pension plan. As the Company has not made this payment as of June 30, 2018 and expects settling the pension liability will take greater than twelve months, the Multiemployer Plan Holdback is recorded in other long-term liabilities on the Company’s consolidated balance sheet at June 30, 2018. See Note 20.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. Although the purchase price allocation is final, the parties are in the process of determining the final net working capital under the purchase agreement. At June 30, 2018, the Company's best estimate of the post-closing net working capital adjustment is $(8.1) million, which is reflected in the final purchase price allocation set forth below.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the final allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid	$38,871
Holdback Cash Amount	3,150
Multiemployer Plan Holdback	1,056
Fair value of Series A Preferred Stock (14,700 shares)(1)	11,756
Fair value of Holdback Stock (6,300 shares)(1)	4,825
Estimated post-closing net working capital adjustment	(8,059)
Total consideration	$51,599

Accounts receivable	$7,503
Inventory	9,415
Prepaid expense and other assets	1,951
Property, plant and equipment	4,936
Goodwill	25,395
Intangible assets:
Customer relationships	16,000	10
Trade name/trademark—indefinite-lived	3,100
Accounts payable	(15,080)
Other liabilities	(1,621)
Total consideration	$51,599
______________
(1) Fair value of Series A Preferred Stock and Holdback Stock as of the Closing Date, estimated as the sum of (a) the present value of the dividends payable thereon and (b) the stated value of the Series A Preferred Stock or Holdback Stock, as the case may be, adjusted for both the conversion premium and the discount for lack of marketability arising from conversion restrictions.
In connection with this acquisition, the Company recorded goodwill of $25.4 million, which is deductible for tax purposes. The Company also recorded $16.0 million in finite-lived intangible assets that included customer relationships and $3.1 million in indefinite-lived intangible assets that included a trade name/trademark. The amortization period for the finite-lived intangible assets is 10.0 years. See Note 14.
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
The following table presents the net sales and income before taxes from the Boyd Business operations that are

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

included in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2018:

(In thousands)	June 30, 2018
Net sales	$67,385
Income before taxes	$1,572

The Company considers the acquisition to be material to the Company’s consolidated financial statements and has provided certain pro forma disclosures pursuant to ASC 805, “Business Combinations.”
The following table sets forth certain unaudited pro forma financial results for the Company for the fiscal years ended June 30, 2018 and 2017, as if the acquisition of the Boyd Business was consummated on the same terms as of the first day of the applicable fiscal year.

	June 30,
(In thousands)	2018	2017
Net sales	$628,526	$636,969
(Loss) income before taxes	$(642)	$36,969
At closing, the parties entered into a transition services agreement where the Seller agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. The Company also entered into a co-manufacturing agreement with the Seller for a transition period of up to 12 months as the Company transitions manufacturing into its production facilities. Amounts paid by the Company to the Seller for these services totaled $25.4 million in the fiscal year ended June 30, 2018.
The Company has incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of legal and consulting expenses and one-time payroll and benefit expenses of $7.6 million and $1.7 million during the fiscal years ended June 30, 2018 and 2017, respectively, which are included in operating expenses in the Company's consolidated statements of operations.
Note 5. Restructuring Plans
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
Expenses related to the Corporate Relocation Plan in fiscal 2017 consisted of $1.1 million in employee retention and separation benefits, $6.2 million in facility-related costs including lease of temporary office space, costs associated with the move of the Company's headquarters and the relocation of certain distribution operations and $1.3 million in other related costs including travel, legal, consulting and other professional services. Facility-related costs in fiscal 2017 also included $2.5 million in non-cash charges, including $1.1 million in depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. The Company completed the Corporate Relocation Plan in the fourth quarter of fiscal 2017 and has no outstanding balances as of June 30, 2018.
The Company estimated that it would incur approximately $31 million in cash costs in connection with the Corporate Relocation Plan consisting of $18 million in employee retention and separation benefits, $5 million in facility-related costs and $8 million in other related costs. Since the adoption of the Corporate Relocation Plan through June 30, 2018, the Company has recognized a total of $31.8 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of the Company’s Torrance operations and certain distribution operations

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

and $7.4 million in other related costs. The Company also recognized from inception through June 30, 2018 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. The Company may incur certain pension-related costs in connection with the Corporate Relocation Plan. See Note 15.
The following table sets forth the activity in liabilities associated with the Corporate Relocation Plan from the time of adoption of the Corporate Relocation Plan through the fiscal year ended June 30, 2018:

(In thousands)	Balances, June 30, 2014	Additions	Payments	Non-Cash Settled	Adjustments	Balances, June 30, 2018
Employee-related costs	$—	$17,352	$17,352	$—	$—	$—
Facility-related costs(1)	—	10,779	7,048	3,731	—	—
Other	—	7,424	7,424	—	—	—
Total(1)	$—	$35,555	$31,824	$3,731	$—	$—
_______________
(1) Non-cash settled facility-related costs represent (a) depreciation expense associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and included in “Property, plant and equipment, net” on the Company's consolidated balance sheets and (b) non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
DSD Restructuring Plan
On February 21, 2017, the Company announced the DSD Restructuring Plan to reorganize its DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. The Company has revised its estimated time of completion of the DSD Restructuring Plan from the end of calendar 2018 to the end of fiscal 2019.
The Company estimates that it will recognize approximately $3.7 million to $4.9 million of pre-tax restructuring charges in connection with the DSD Restructuring Plan by the end of fiscal 2019 consisting of approximately $1.9 million to $2.7 million in employee-related costs, including severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and $1.8 million to $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. The Company may also incur other charges due to events that may occur as a result of, or associated with, the DSD Restructuring Plan.
Expenses related to the DSD Restructuring Plan in fiscal 2018 consisted of $0.2 million in employee-related costs and $0.5 million in other related costs. Since the adoption of the DSD Restructuring Plan through June 30, 2018, the Company has recognized a total of $3.1 million in aggregate cash costs including $1.3 million in employee-related costs and $1.8 million in other related costs. As of June 30, 2018, the Company had paid a total of $2.8 million of these costs, and had a balance of $0.3 million in DSD Restructuring Plan-related liabilities on the Company's consolidated balance sheet at June 30, 2018.
Note 6. New Facility
New Facility Costs
In fiscal 2017, the Company completed the construction of, and exercised the purchase option to acquire, the New Facility. The Company commenced distribution activities at the New Facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company began roasting coffee in the New Facility in the fourth quarter of fiscal 2017. The New Facility received Safe Quality Food (SQF) certification in the third quarter of fiscal 2018.
The Company estimated that the total construction costs including the cost of land for the New Facility would be approximately $60 million. As of June 30, 2018, the Company has incurred and paid an aggregate of $60.8 million in

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

construction costs, including $42.5 million to exercise the purchase option under the lease agreement to acquire the land and partially constructed New Facility located thereon in fiscal 2017. In addition to the costs to complete the construction of the New Facility, the Company estimated that it would incur approximately $35 million to $39 million for machinery and equipment, furniture and fixtures and related expenditures of which the Company has incurred and paid an aggregate of $33.2 million as of June 30, 2018, including $4.0 million for development management services provided by Stream Realty Partners and $22.5 million in connection with the construction and installation of certain production equipment in the New Facility under an amended building contract with The Haskell Company (“Haskell”). See Note 13.
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
Task Order 6 covers the expansion of the Company’s production lines in the New Facility including expanding capacity to support the transition of acquired business volumes. Task Order 6 includes (i) pre-construction services to define the Company’s criteria for the industrial capacity Expansion Project, (ii) specialized industrial design services for the Expansion Project, (iii) specialty industrial equipment procurement and installation, and (iv) all construction services necessary to complete any modifications to the New Facility in order to accommodate the production line expansion, and to provide power to that expanded production capability. While the Company and Haskell have previously executed Task Orders 1-5, Task Order 6 includes the work and services to be performed under Task Orders 1-5 and, accordingly, Task Orders 1-5 have been superseded and voided by Task Order 6.
Task Order 6 is a guaranteed maximum price contract. Specifically, the maximum price payable by the Company to Haskell under Task Order 6 for all of Haskell’s services, equipment procurement and installation, and construction work in connection with the Expansion Project is $19.3 million. In fiscal 2018, the Company paid $10.7 million for machinery and equipment expenditures associated with the Expansion Project, with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in fiscal 2019. See Note 13 and Note 24.
Note  7. Sales of Assets
Sale of Spice Assets
In order to focus on its core products, on December 8, 2015, the Company completed the sale of the Spice Assets to Harris. Harris acquired substantially all of the Company’s personal property used exclusively in connection with the manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”), including certain equipment; trademarks, trade names and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and is eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris following the closing. Gain from the earnout on the sale is recognized when earned and when realization is assured beyond a reasonable doubt. The Company recognized $0.8 million, $1.0 million and $0.5 million in earnout during the fiscal years ended June 30, 2018, 2017 and 2016, respectively, a portion of which is included in “Net gains from sale of Spice Assets” in the Company's consolidated statements of operations. The sale of the Spice Assets does not represent a strategic shift for the Company and is not expected to have a material impact on the Company's results of operations because the Company will continue to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to its DSD customers.
Sale of Torrance Facility
On July 15, 2016, the Company completed the sale of the Torrance Facility, consisting of approximately 665,000 square feet of buildings located on approximately 20.3 acres of land, for an aggregate cash sale price of $43.0 million, which

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Sale of Northern California Branch Property
On September 30, 2016, the Company completed the sale of its branch property in Northern California for a sale price of $2.2 million and leased it back through March 31, 2017, at a base rent of $10,000 per month. The Company recognized a net gain on sale of the Northern California property in fiscal 2017 in the amount of $2.0 million.

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2018 and 2017:

	June 30,
(In thousands)	2018	2017
Derivative instruments designated as cash flow hedges:
Long coffee pounds	40,913	33,038
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	2,546	2,121
Total	43,459	35,159
Coffee-related derivative instruments designated as cash flow hedges outstanding as of June 30, 2018 will expire within 18 months.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Financial Statement Location:
Short-term derivative assets(1):
Coffee-related derivative instruments	$—	$66	$—	$—
Long-term derivative assets(2):
Coffee-related derivative instruments	$—	$66	$—	$—
Short-term derivative liabilities(1):
Coffee-related derivative instruments	$3,081	$1,733	$219	$190
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$386	$446	$—	$—
________________
(1) Included in “Short-term derivative liabilities” on the Company's consolidated balance sheets.
(2) Included in “Other long-term liabilities” on the Company's consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's coffee-related derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net” (prior period amounts have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3).
:

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2018	2017	2016
Net (losses) gains recognized in AOCI	$(8,420)	$(4,746)	$592	AOCI
Net losses recognized in earnings	$(1,179)	$(835)	$(16,810)	Costs of goods sold
Net gains (losses) recognized in earnings (ineffective portion)(1)	$48	$(456)	$(575)	Other, net
________________
(1) Amount included in fiscal year ended June 30, 2018 relates to trades terminated prior to the adoption of ASU 2017-12. See Note 2.

For the fiscal years ended June 30, 2018, 2017 and 2016, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net losses (gains) on derivative instruments in the Company's consolidated statements of cash flows also includes net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the fiscal years ended June 30, 2018, 2017 and 2016. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2018	2017	2016
Net losses on coffee-related derivative instruments	$(469)	$(1,812)	$(298)
Net gains on investments	7	286	611
Net (losses) gains on derivative instruments and investments(1)	(462)	(1,526)	313
Other gains, net(2)	1,533	325	243
Other, net	$1,071	$(1,201)	$556
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2018, 2017 and 2016.
(2) Includes $(0.5) million change in estimated fair value of the China Mist contingent earnout consideration in the fiscal year ended June 30, 2018.
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
June 30, 2018	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$3,686	$—	$—	$3,686
June 30, 2017	Derivative Assets	$132	$(132)	$—	$—
	Derivative Liabilities	$2,369	$(132)	$—	$2,237
Cash Flow Hedges
Changes in the fair value of the Company's coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2018, $(7.2) million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2018. At June 30, 2018 and 2017 approximately 94% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 9. Investments
In fiscal 2017, the Company liquidated substantially all of its trading securities to fund expenditures associated with its New Facility in Northlake, Texas. In fiscal 2018, the Company liquidated the remaining security and closed its preferred stock portfolio. The Company had no short-term investments at June 30, 2018 and $0.4 million in short-term investments at June 30, 2017.
The following table shows gains and losses on trading securities:

	Year Ended June 30,
(In thousands)	2018	2017	2016
Total gains recognized from trading securities	$7	$286	$611
Less: Realized gains from sales of trading securities	7	1,909	29
Unrealized (losses) gains from trading securities	$—	$(1,623)	$582

Note 10. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2018
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities(1)	$3,467	$—	$3,467	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(1)	$219	$—	$219	$—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2017
Preferred stock(2)	$368	$—	$368	$—
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$132	$—	$132	$—
Coffee-related derivative liabilities(1)	$2,179	$—	$2,179	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(1)	$190	$—	$190	$—
____________________

(1)	The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

(2)	Included in “Short-term investments” on the Company's consolidated balance sheet at June 30, 2017.
During the fiscal years ended June 30, 2018 and 2017, there were no transfers between the levels.
Note 11. Accounts Receivable, Net

	June 30,
(In thousands)	2018	2017
Trade receivables	$54,547	$44,531
Other receivables(1)	4,446	2,636
Allowance for doubtful accounts	(495)	(721)
Accounts receivable, net	$58,498	$46,446
__________
(1) At June 30, 2018 and 2017, respectively, the Company had recorded $0.3 million and $0.4 million in “Other receivables“ included in “Accounts receivable, net“ on its consolidated balance sheets representing earnout receivable from Harris.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2015	$(643)
Provision	(71)
Write-off	—
Balance at June 30, 2016	$(714)
Provision	(325)
Write-off	318
Balance at June 30, 2017	$(721)
Provision	(909)
Write-off	1,530
Recoveries	(395)
Balance at June 30, 2018	$(495)

Note 12. Inventories

	June 30,
(In thousands)	2018	2017(1)
Coffee
Processed	$26,882	$23,562
Unprocessed	37,097	25,605
Total	$63,979	$49,167
Tea and culinary products
Processed	$32,406	$26,260
Unprocessed	1,161	94
Total	$33,567	$26,354
Coffee brewing equipment parts	$6,885	$4,269
Total inventories	$104,431	$79,790
_______
(1) Prior period amounts have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3.
In addition to product cost, inventory costs include expenditures such as direct labor and certain supply, freight, warehousing, overhead variances, PPVs and other expenses incurred in bringing the inventory to its existing condition and location. The “Unprocessed” inventory values as stated in the above table represent the value of raw materials and the “Processed” inventory values represent all other products consisting primarily of finished goods. See Note 3.
Inventories were higher at the end of fiscal 2018 as compared to fiscal 2017 due to the addition of Boyd Coffee. Inventories were higher at the end of fiscal 2017 as compared to fiscal 2016 due to the commencement of the New Facility's manufacturing operations and incremental inventory from China Mist and West Coast Coffee as compared to lower levels of inventory at the Torrance Facility at the end of fiscal 2016 due to its anticipated closing. Notwithstanding this increase in total inventories at the end of fiscal 2017 compared to fiscal 2016 levels, inventories of manufactured spice products decreased at the end of fiscal 2017 compared to fiscal 2016 levels, primarily due to the liquidation of spice inventories in connection with the sale of the Spice Assets.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 13. Property, Plant and Equipment

	June 30,
(In thousands)	2018	2017
Buildings and facilities	$108,590	$108,682
Machinery and equipment	231,581	201,236
Equipment under capital leases	1,408	7,540
Capitalized software	24,569	21,794
Office furniture and equipment	13,721	12,758
	$379,869	$352,010
Accumulated depreciation	(209,498)	(192,280)
Land	16,218	16,336
Property, plant and equipment, net	$186,589	$176,066

Capital leases consisted mainly of vehicle leases at June 30, 2018 and 2017. Depreciation and amortization expense includes amortization expense for assets recorded under capitalized leases.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $12.1 million and $10.8 million in fiscal 2018 and 2017, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $8.6 million, $9.1 million and $9.8 million in fiscal 2018, 2017 and 2016, respectively.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2018, 2017, and 2016 were $9.6 million, $8.0 million and $7.7 million, respectively.
Note 14. Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of goodwill:

(In thousands)
Balance at June 30, 2016	$272
Additions (China Mist)	2,927
Additions (West Coast Coffee)	7,797
Balance at June 30, 2017	$10,996
Final Purchase Price Allocation Adjustment (West Coast Coffee)	(167)
Additions (Boyd Coffee)	25,395
Balance at June 30, 2018	$36,224

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

	June 30, 2018		June 30, 2017
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$33,003	$(12,903)	$17,353	$(10,883)
Non-compete agreements	220	(81)	220	(38)
Recipes	930	(221)	930	(88)
Trade name/brand name	510	(271)	510	(84)
Total amortized intangible assets	$34,663	$(13,476)	$19,013	$(11,093)
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives	$10,328	$—	$10,698	$—
Total unamortized intangible assets	$10,328	$—	$10,698	$—
Total intangible assets	$44,991	$(13,476)	$29,711	$(11,093)

In fiscal 2018, the Company recorded an impairment charge related to indefinite-lived intangible assets of $3.5 million. There were no indefinite-lived intangible asset impairment charges recorded in the fiscal years ended June 30, 2017 and 2016. In fiscal 2018, the Company recorded an impairment charge related to other intangible assets of $0.3 million. There were no other intangible asset impairment charges recorded in the fiscal years ended June 30, 2017 and 2016.
Aggregate amortization expense for the past three fiscal years:

(In thousands)
For the fiscal year ended:
June 30, 2018	$2,383
June 30, 2017	$710
June 30, 2016	$200
Estimated amortization expense for the next five fiscal years:

(In thousands)
For the fiscal year ending:
June 30, 2019	$2,646
June 30, 2020	$2,431
June 30, 2021	$2,415
June 30, 2022	$2,393
June 30, 2023	$2,375

Remaining weighted average amortization periods for intangible assets with finite lives are as follows:

(In years)
Customer relationships	9.0
Non-compete agreements	3.5
Recipes	5.3
Trade name/brand name	4.8

Note 15. Employee Benefit Plans

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Single Employer Pension Plans
The Company has a defined benefit pension plan, the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), for Company employees hired prior to January 1, 2010 who are not covered under a collective bargaining agreement. The Company amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011. After the plan freeze, participants do not accrue any benefits under the Farmer Bros. Plan, and new hires are not eligible to participate in the Farmer Bros. Plan. As all plan participants became inactive following this pension curtailment, net (gain) loss is now amortized based on the remaining life expectancy of these participants instead of the remaining service period of these participants.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2018	2017	2018	2017	2018	2017
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$146,291	$152,325	$4,079	$4,574	$4,329	$4,329
Service cost	—	—	—	—	—	124
Interest cost	5,417	5,277	149	157	163	152
Actuarial (gain) loss	(5,956)	(4,556)	(227)	(370)	(370)	(233)
Benefits paid	(8,577)	(6,755)	(277)	(282)	(82)	(43)
Projected benefit obligation at the end of the year	$137,175	$146,291	$3,724	$4,079	$4,040	$4,329
Change in plan assets
Fair value of plan assets at the beginning of the year	$97,304	$91,201	$3,115	$2,989	$2,999	$2,447
Actual return on plan assets	5,874	10,874	201	337	198	256
Employer contributions	2,610	1,984	680	71	514	339
Benefits paid	(8,577)	(6,755)	(277)	(282)	(82)	(43)
Fair value of plan assets at the end of the year	$97,211	$97,304	$3,719	$3,115	$3,629	$2,999
Funded status at end of year (underfunded) overfunded	$(39,964)	$(48,987)	$(5)	$(964)	$(411)	$(1,330)
Amounts recognized in consolidated balance sheets
Non-current liabilities	(39,964)	(48,987)	(5)	(964)	(411)	(1,330)
Total	$(39,964)	$(48,987)	$(5)	$(964)	$(411)	$(1,330)
Amounts recognized in AOCI
Net loss	51,079	59,007	1,788	2,135	218	618
Total AOCI (not adjusted for applicable tax)	$51,079	$59,007	$1,788	$2,135	$218	$618
Weighted average assumptions used to determine benefit obligations
Discount rate	4.05%	3.80%	4.05%	3.80%	4.05%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$—	$—	$—	$—	$—	$124
Interest cost	5,417	5,277	149	157	163	152
Expected return on plan assets	(5,490)	(6,067)	(161)	(188)	(173)	(172)
Amortization of net loss	1,588	1,875	80	102	6	53
Net periodic benefit cost	$1,515	$1,085	$68	$71	$(4)	$157
Other changes recognized in OCI
Net loss	$(6,340)	$(9,363)	$(267)	$(519)	$(394)	$(317)
Amortization of net loss	(1,588)	(1,875)	(80)	(102)	(6)	(53)
Total recognized in OCI	$(7,928)	$(11,238)	$(347)	$(621)	$(400)	$(370)
Total recognized in net periodic benefit cost and OCI	$(6,413)	$(10,153)	$(279)	$(550)	$(404)	$(213)
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.80%	3.55%	3.80%	3.55%	3.80%	3.55%
Expected long-term return on plan assets	6.75%	7.75%	6.75%	7.75%	6.75%	7.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Basis Used to Determine Expected Long-term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions (CMA) 2016. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA 2016 is 20 to 30 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,
($ in thousands)	2018	2017	2018	2017	2018	2017
Comparison of obligations to plan assets
Projected benefit obligation	$137,175	$146,291	$3,724	$4,079	$4,040	$4,329
Accumulated benefit obligation	$137,175	$146,291	$3,724	$4,079	$4,040	$4,329
Fair value of plan assets at measurement date	$97,211	$97,304	$3,719	$3,115	$3,629	$2,999
Plan assets by category
Equity securities	$63,547	$65,270	$2,431	$2,133	$2,341	$1,973
Debt securities	27,608	26,241	1,056	793	1,065	851
Real estate	6,056	5,793	232	189	223	175
Total	$97,211	$97,304	$3,719	$3,115	$3,629	$2,999
Plan assets by category
Equity securities	66%	67%	66%	69%	65%	66%
Debt securities	28%	27%	28%	25%	29%	28%
Real estate	6%	6%	6%	6%	6%	6%
Total	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	June 30, 2018
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$97,211	$—	$—	$—	$97,211
Brewmatic Plan	$3,719	$—	$—	$—	$3,719
Hourly Employees’ Plan	$3,629	$—	$—	$—	$3,629
	June 30, 2017
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$97,304	$—	$—	$—	$97,304
Brewmatic Plan	$3,115	$—	$—	$—	$3,115
Hourly Employees’ Plan	$2,999	$—	$—	$—	$2,999
The following is the target asset allocation for the Company's single employer pension plans—Farmer Bros. Plan, Brewmatic Plan and Hourly Employees' Plan—for fiscal 2019:

Fiscal 2019
U.S. large cap equity securities	37.0%
U.S. small cap equity securities	4.6%
International equity securities	22.4%
Debt securities	30.0%
Real estate	6.0%
Total	100.0%

Estimated Amounts in OCI Expected To Be Recognized

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In fiscal 2019, the Company expects to recognize net periodic benefit cost of $1.3 million for the Farmer Bros. Plan and net period benefit credit of $(13,000) for the Brewmatic Plan and $(61,000) for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2019, the Company expects to contribute $2.5 million to the Farmer Bros. Plan and does not expect to contribute to the Brewmatic Plan or the Hourly Employees’ Plan. The Company is not aware of any refunds expected from single employer pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Brewmatic Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2019	$7,740	$330	$110
June 30, 2020	$7,790	$280	$130
June 30, 2021	$8,010	$280	$150
June 30, 2022	$8,210	$270	$160
June 30, 2023	$8,360	$260	$170
June 30, 2024 to June 30, 2028	$42,210	$1,160	$1,040
These amounts are based on current data and assumptions and reflect expected future service, as appropriate.
Multiemployer Pension Plans
The Company participates in two multiemployer defined benefit pension plans that are union sponsored and collectively bargained for the benefit of certain employees subject to collective bargaining agreements, of which the Western Conference of Teamsters Pension Plan ("WCTPP") is individually significant. The Company makes contributions to these plans generally based on the number of hours worked by the participants in accordance with the provisions of negotiated labor contracts.
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
The Company's participation in WCTPP is outlined in the table below. The Pension Protection Act (“PPA”) Zone Status available in the Company's fiscal year 2018 and fiscal year 2017 is for the plan's year ended December 31, 2017 and December 31, 2016, respectively. The zone status is based on information obtained from WCTPP and is certified by WCTPP's actuary. Among other factors, plans in the green zone are generally more than 80% funded. Based on WCTPP's 2017 Annual Funding Notice, WCTPP was 91.2% and 91.7% funded for its plan year beginning January 1, 2017 and 2016, respectively, and is expected to be 92.0% funded for its plan year beginning January 1, 2018. The “FIP/RP Status Pending/Implemented” column indicates if a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

Pension Plan	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective Bargaining Agreements

			July 1, 2017	July 1, 2016

Western Conference of Teamsters Pension Plan	91-6145047	001	Green	Green	No	No	June 30, 2022

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Based upon the most recent information available from the trustees managing the WCTPP, the Company’s share of the unfunded vested benefit liability for the plan was estimated to be approximately $3.3 million if the withdrawal had occurred in the plan year ending December 31, 2017. These estimates were calculated by the trustees managing WCTPP. Although the Company believes the most recent plan data available from WCTPP was used in computing this 2017 estimate, the actual withdrawal liability is subject to change based on, among other things, the plan’s investment returns and benefit levels, interest rates, financial difficulty of other participating employers in the plan such as a bankruptcy, and continued participation by the Company and other employers in the plan, each of which could impact the ultimate withdrawal liability.
On October 30, 2017, counsel to the Company received written confirmation that the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) will be retracting its claim, stated in its letter to the Company dated July 10, 2017 (the “2017 WCT Pension Trust Letter”), that certain of the Company’s employment actions in 2015 resulting from the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP.  The written confirmation stated that the WCT Pension Trust has determined that a partial withdrawal did not occur in 2015 and further stated that the withdrawal liability assessment has been rescinded.  This rescinding of withdrawal liability assessment applies to Company employment actions in 2015 with respect to the bargaining units that were specified in the WCT Pension Trust Letter.
The Company received a letter dated July 10, 2018 from the WCT Pension Trust assessing withdrawal liability against the Company for a share of the WCTPP unfunded vested benefits, on the basis claimed by the WCT Pension Trust that employment actions by the Company in 2016 in connection with the Corporate Relocation Plan caused a partial withdrawal under the WCTPP. The Company is reviewing the asserted assessment and calculation of claimed liability and determining whether to request a review by the WCT Pension Trust of the determination of withdrawal liability. As of June 30, 2018, the Company is not able to predict whether the WCT Pension Trust may make a claim, or estimate the extent of potential withdrawal liability, related to the Corporate Relocation Plan for actions or bargaining units other than those specified in the 2017 WCT Pension Trust Letter. The amount of any potential withdrawal liability could be material to the Company's results of operations and cash flows.
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The Company has commenced quarterly installment payments to the Pension Fund of $91,000 pending the final settlement of the liability. The total estimated withdrawal liability is $3.8 million and its present value is reflected in the Company's consolidated balance sheets at June 30, 2018, as short-term with the expectation of paying off the liability in fiscal 2019. See Note 19.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company contributions to the multiemployer pension plans:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans(4)
Year Ended:
June 30, 2018	1,605	35
June 30, 2017	$2,114	$39
June 30, 2016	$2,587	$39
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's FASB Disclosure Statement for the calendar year ended December 31, 2017.

(3)
The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.

(4)	Includes one plan that is not individually significant.
The Company's contribution to multiemployer plans decreased in fiscal 2018 as compared to fiscal 2017 and 2016, as a result of the reduction in employees due to the Corporate Relocation Plan. The Company expects to contribute an aggregate of $1.7 million towards multiemployer pension plans in fiscal 2019.
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expire on or before June 30, 2022. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2018, 2017 and 2016 were $4.8 million, $5.3 million and $6.3 million, respectively. The Company expects to contribute an aggregate of $5.1 million towards multiemployer plans other than pension plans in fiscal 2019.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees. The Company's 401(k) match portion is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors. For the calendar years 2018, 2017 and 2016, the Company's Board of Directors approved a Company matching contribution of 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant's first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance Facility, a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans, or in connection with certain reductions-in-force that occurred during 2017. A participant is automatically vested in the event of death, disability or attainment of age 65 while employed by the Company. Employees are 100% vested in their contributions. For employees subject to a collective bargaining agreement, the match is only available if so provided in the labor agreement.
The Company recorded matching contributions of $2.0 million, $1.6 million and $1.6 million in operating expenses for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Postretirement Benefits

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”). The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 4.3% at June 30, 2018. The Company projects an initial medical trend rate of 8.1% in fiscal 2019, ultimately reducing to 4.5% in 10 years.
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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the fiscal years ended June 30, 2018, 2017 and 2016. Net periodic postretirement benefit cost for fiscal 2018 was based on employee census information as of June 30, 2018.

	Year Ended June 30,
(In thousands)	2018	2017	2016
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$609	$760	$1,388
Interest cost	835	829	1,194
Amortization of net gain	(841)	(630)	(196)
Amortization of prior service credit	(1,757)	(1,757)	(1,757)
Net periodic postretirement benefit (credit) cost	$(1,154)	$(798)	$629
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

Amortization Schedule
Transition (Asset) Obligation: The transition (asset) obligations have been fully amortized.
Prior service cost (credit)-Medical only ($ in thousands):

Date Established	Balance at July 1, 2017	Annual Amortization	Years Remaining	Curtailment	Balance at June 30, 2018
January 1, 2008	$(502)	$231	1.2	—	$(271)
July 1, 2012	(9,949)	1,527	5.5	—	(8,422)
	$(10,451)	$1,758			$(8,693)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Retiree Medical Plan		Death Benefit
	Year Ended June 30,		Year Ended June 30,
($ in thousands)	2018	2017	2018	2017
Amortization of Net (Gain) Loss:
Net (gain) loss as of July 1	$(9,206)	$(10,298)	$1,201	$1,523
Net (gain) loss subject to amortization	(9,206)	(10,298)	1,201	1,523
Corridor (10% of greater of APBO or assets)	1,280	1,214	(848)	(854)
Net (gain) loss in excess of corridor	$(7,926)	$(9,084)	$353	$669
Amortization years	8.9	9.7	6.4	7.0
 The following tables provide a reconciliation of the benefit obligation and plan assets:

	Year Ended June 30,
(In thousands)	2018	2017
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$20,680	$21,867
Service cost	609	760
Interest cost	835	829
Participant contributions	699	741
Actuarial losses	(70)	(2,377)
Benefits paid	(1,470)	(1,140)
Projected postretirement benefit obligation at end of year	$21,283	$20,680

	Year Ended June 30,
(In thousands)	2018	2017
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	771	399
Participant contributions	699	741
Benefits paid	(1,470)	(1,140)
Fair value of plan assets at end of year	$—	$—
Projected postretirement benefit obligation at end of year	21,283	20,680
Funded status of plan	$(21,283)	$(20,680)

	June 30,
(In thousands)	2018	2017
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(810)	$(893)
Non-current liabilities	(20,473)	(19,787)
Total	$(21,283)	$(20,680)

	Year Ended June 30,
(In thousands)	2018	2017
Amounts Recognized in AOCI Consist of:
Net gain	$(8,005)	$(8,775)
Prior service credit	(8,693)	(10,450)
Total AOCI	$(16,698)	$(19,225)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
(In thousands)	2018	2017
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Unrecognized actuarial loss	$(70)	$(2,377)
Amortization of net loss	840	630
Amortization of prior service cost	1,757	1,757
Total recognized in OCI	2,527	10
Net periodic benefit cost	(1,154)	(798)
Total recognized in net periodic benefit credit (cost) and OCI	$1,373	$(788)
The estimated net gain and prior service credit that will be amortized from AOCI into net periodic benefit cost in fiscal 2019 are $0.9 million and $1.8 million, respectively.

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2019	$827
June 30, 2020	$892
June 30, 2021	$973
June 30, 2022	$1,045
June 30, 2023	$1,093
June 30, 2024 to June 30, 2028	$6,374

Expected Contributions:
June 30, 2019	$827
Sensitivity in Fiscal 2019 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2019:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$65	$(57)
Effect on accumulated postretirement benefit obligation	$761	$(719)

Note 16. Bank Loan
The Company maintains a $125.0 million senior secured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank (collectively, the “Lenders”), with a sublimit on letters of credit and swingline loans of $30.0 million and $15.0 million, respectively. The Revolving Facility includes an accordion feature whereby the Company may increase the Revolving Commitment by up to an additional $50.0 million, subject to certain conditions. Advances are based on the Company’s eligible accounts receivable, eligible inventory, and the value of certain real property and trademarks, less required reserves. The commitment fee is a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations are collateralized by all of the Company’s assets, excluding certain real property not included in the borrowing base and machinery and equipment (other than inventory). Borrowings under the Revolving Facility bear interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%. The Company is subject to a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including financial covenants relating to the maintenance of a fixed charge coverage ratio in certain circumstances, and the right of the Lenders to establish reserve requirements, which may reduce the amount of credit otherwise available to the Company. The Company is allowed to pay dividends on its capital stock, provided, among other things, certain excess availability requirements are met, and no event of default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

At June 30, 2018, the Company was eligible to borrow up to a total of $117.1 million under the Revolving Facility and had outstanding borrowings of $89.8 million, utilized $2.0 million of the letters of credit sublimit, and had excess availability under the Revolving Facility of $25.3 million. Fair value of the loan approximates carrying value. At June 30, 2018, the weighted average interest rate on the Company's outstanding borrowings under the Revolving Facility was 4.10%.
On September 10, 2018 (the “Second Amendment Effective Date”), the Company entered into a second amendment to the Revolving Facility to amend certain definitions that affect the fixed charge coverage ratio covenant test and add a covenant limiting the Company’s incurrence of capital expenditures during the fiscal year ending June 30, 2019. The effect of the foregoing amendments is that the Company was in compliance with the fixed charge coverage ratio covenant and no event of default has occurred or existed through the Second Amendment Effective Date.
Note 17. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. The plan is a leveraged ESOP in which the Company is the lender. One of the two loans established to fund the ESOP matured in fiscal 2016 and the remaining loan is scheduled to mature in December 2018. The loan is repaid from the Company’s discretionary plan contributions over the original 15 year term with a variable rate of interest. The annual interest rate was 3.80% at June 30, 2018, which is updated on a quarterly basis.

	As of and for the Years Ended June 30,
	2018	2017	2016
Loan amount (in thousands)	$2,145	$4,289	$6,434
Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
Historically, the Company used the dividends, if any, on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in fiscal 2018, 2017 or 2016.
During the fiscal years ended June 30, 2018, 2017 and 2016, the Company charged $2.3 million, $2.5 million and $3.4 million, respectively, to compensation expense related to the ESOP. The decrease in ESOP expense in fiscal 2018 and 2017 was primarily due to the reduction in the number of shares being allocated to participant accounts as a result of paying down the loan amount. The difference between cost and fair market value of committed to be released shares, which was $0.1 million, $0.5 million and $36,000 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, is recorded as additional paid-in capital.

	June 30,
	2018	2017
Allocated shares	1,502,323	1,717,608
Committed to be released shares	73,826	74,983
Unallocated shares	72,114	145,941
Total ESOP shares	1,648,263	1,938,532

(In thousands)
Fair value of ESOP shares	$50,354	$58,641
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of June 30, 2018, there were 956,830 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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
As of June 30, 2018, awards covering 174,802 shares of common stock have been granted under the 2017 Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
In fiscal 2018, the Company granted 124,278 shares issuable upon the exercise of NQOs to eligible employees under the 2017 Plan. These NQOs have an exercise price of $31.70 per share, which was the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
In fiscal 2017, the Company granted no shares issuable upon the exercise of NQOs. In fiscal 2016, the Company granted  21,595 shares issuable upon the exercise of NQOs with a weighted average exercise price of $29.48 per share to eligible employees under the Amended Equity Plan which vest ratably over a 3-year period.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the fiscal years ended June 30, 2018 and 2016:

	Year Ended June 30,
	2018	2016
Weighted average fair value of NQOs	$10.41	$12.63
Risk-free interest rate	2.0%	1.6%
Dividend yield	—%	—%
Average expected term	4.6 years	5.1 years
Expected stock price volatility	35.4%	47.1%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes NQO activity for the three most recent fiscal years:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	329,300	12.30	5.54	3.9	3,700
Granted	21,595	29.48	12.63	6.4	—
Exercised	(112,895)	12.35	5.37	—	1,853
Cancelled/Forfeited	(18,371)	13.45	6.17	—	—
Outstanding at June 30, 2016	219,629	13.87	6.28	3.7	3,995
Granted	—	—	—	—	—
Exercised(1)	(67,482)	12.38	5.57	—	1,407
Cancelled/Forfeited	(18,683)	25.13	10.90	—	—
Outstanding at June 30, 2017	133,464	13.05	5.99	2.6	2,299
Granted	124,278	31.70	10.41	6.1	—
Exercised	(86,160)	12.32	5.71	—	1,654
Cancelled/Forfeited	(10,258)	28.52	10.72	—	—
Outstanding at June 30, 2018	161,324	26.82	9.24	5.1	741
Vested and exercisable at June 30, 2018	41,163	12.59	5.79	1.5	741
Vested and expected to vest at June 30, 2018	153,562	26.58	9.18	5.1	741
___________
(1) Includes 11,147 shares that were withheld to cover option cost and meet the employees' minimum statutory tax withholding and retired.

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $30.55 at June 29, 2018, $30.25 at June 30, 2017 and $32.06 at June 30, 2016 , representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal period above represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of NQOs vested during fiscal 2018, 2017, and 2016 was $24,000, $0.2 million and $0.3 million, respectively. The Company received $1.1 million, $0.5 million and $1.4 million in proceeds from exercises of vested NQOs in fiscal 2018, 2017 and 2016, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes nonvested NQO activity for the three most recent fiscal years:

Nonvested NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2015	80,195	15.94	7.21	5.2
Granted	21,595	29.48	12.63	6.4
Vested	(47,418)	14.05	6.44	—
Forfeited	(15,641)	12.95	6.09	—
Outstanding at June 30, 2016	38,731	27.02	11.63	6.1
Vested	(15,765)	26.45	11.41	—
Forfeited	(14,878)	27.44	11.96	—
Outstanding at June 30, 2017	8,088	27.33	11.47	5.3
Granted	124,278	31.70	10.41	6.1
Vested	(1,947)	31.70	10.41	—
Forfeited	(10,258)	30.47	12.40	—
Outstanding at June 30, 2018	120,161	31.70	10.43	6.4
As of June 30, 2018 and 2017, respectively, there was $1.0 million and $80,000 of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at June 30, 2018 is expected to be recognized over the weighted average period of 2.4 years. Total compensation expense for NQOs was $0.3 million, $0.1 million and $0.2 million in fiscal 2018, 2017 and 2016, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In fiscal 2018, the Company granted no shares issuable upon the exercise of PNQs.
In fiscal 2017, the Company granted 149,223 shares issuable upon the exercise of PNQs to eligible employees under the Amended Equity Plan, with 20% of each such grant subject to forfeiture if a target modified net income goal for fiscal 2017 (“Fiscal 2017 Target”) is not attained. For this purpose, “Modified Net Income” is defined as net income (GAAP) before taxes and excluding any gains or losses from sales of assets, and excluding the effect of restructuring and other transition expenses related to the relocation of the Company’s corporate headquarters to Northlake, Texas. These PNQs have an exercise price of $32.85 per share which was the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
In fiscal 2016, the Company granted 143,466 shares issuable upon the exercise of PNQs with an exercise price of $29.48 per share to eligible employees under the Amended Equity Plan. With the exception of a portion of the award to the Company’s President and Chief Executive Officer as described below, these PNQs vest over a three-year period with one-third of the total number of shares subject to each such PNQ becoming exercisable each year on the anniversary of the grant date, based on the Company’s achievement of modified net income targets for fiscal 2016 (“Fiscal 2016 Target“) as approved by the Compensation Committee, subject to the participant’s employment by the Company or service on the Board of Directors of the Company on the applicable vesting date and the acceleration provisions contained in the Amended Equity Plan and the applicable award agreement. But if actual modified net income for fiscal 2016 is less than the Fiscal 2016 Target, then only 80% of the total shares issuable under such grant will vest subject to continued employment with the Company on the relevant vesting dates.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Following are the assumptions used in the Black-Scholes valuation model for PNQs granted during the fiscal years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017	2016
Weighted average fair value of PNQs	$11.42	$11.38
Risk-free interest rate	1.5%	1.6%
Dividend yield	—%	—%
Average expected term	4.9 years	4.9 years
Expected stock price volatility	37.7%	42.5%

The following table summarizes PNQ activity for the three most recent fiscal years:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	224,067	22.44	10.31	6.0	237
Granted	143,466	29.48	11.38	6.2	—
Exercised	(14,144)	21.20	10.45	—	107
Cancelled/Forfeited	(64,790)	23.20	10.37	—	—
Outstanding at June 30, 2016	288,599	25.83	10.82	5.7	1,798
Granted	149,223	32.85	11.42	4.6	—
Exercised(1)	(15,321)	26.26	10.98	—	109
Cancelled/Forfeited	(63,715)	31.39	11.39	—	—
Outstanding at June 30, 2017	358,786	27.75	10.96	5.2	1,181
Exercised	(10,342)	27.13	11.02	—	61
Cancelled/Forfeited	(47,736)	32.06	11.43	—	—
Outstanding at June 30, 2018	300,708	27.08	10.89	4.0	1,207
Vested and exercisable at June 30, 2018	223,318	25.54	10.72	3.7	1,174
Vested and expected to vest at June 30, 2018	298,120	27.04	10.88	4.0	1,206
___________
(1) Includes 6,326 shares that were withheld to cover option cost and meet the employees' minimum statutory tax withholding and retired.

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $30.55 at June 29, 2018, $30.25 at June 30, 2017 and $32.06 at June 30, 2016, representing the last trading day of the respective fiscal years, which would have been received by PNQ holders

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in each fiscal period represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
Total fair value of PNQs vested during the fiscal years ended June 30, 2018, 2017 and 2016 was $0.9 million, $1.3 million and $0.3 million, respectively. The Company received $0.3 million, $0.2 million and $0.3 million in proceeds from exercises of vested PNQs in fiscal 2018, 2017 and 2016, respectively.
As of June 30, 2018, the Company met the performance targets for the fiscal 2016 PNQ awards and the fiscal 2015 PNQ awards. In fiscal 2018, based on the Company's failure to achieve certain financial objectives over the applicable performance period, a total of 18,708 shares subject to fiscal 2017 PNQ awards were forfeited, representing 20% of the shares subject to each such award. Subject to certain continued employment conditions and subject to accelerated vesting in certain circumstances, one half of the remaining PNQs subject to the fiscal 2017 PNQ awards are scheduled to vest on each of the second and third anniversaries of the grant date. The Company expects to meet the performance targets for the remainder of the fiscal 2017 PNQ awards.
The following table summarizes nonvested PNQ activity for the three most recent fiscal years:

Nonvested PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)
Outstanding at June 30, 2015	189,108	22.66	10.28	6.2
Granted	143,466	29.48	11.38	6.2
Vested	(27,317)	10.16	23.44	—
Forfeited	(64,790)	23.20	10.37	—
Outstanding at June 30, 2016	240,467	26.49	10.92	5.9
Granted	149,223	32.85	11.42	4.6
Vested	(119,403)	24.91	10.75	—
Forfeited	(62,262)	31.39	11.39	—
Outstanding at June 30, 2017	208,025	30.48	11.24	5.8
Vested	(82,899)	29	10.99	—
Forfeited	(47,736)	32	11.43	—
Outstanding at June 30, 2018	77,390	31.53	11.39	5.0
As of June 30, 2018 and 2017, there was $0.5 million and $1.8 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at June 30, 2018 is expected to be recognized over the weighted average period of 0.9 years. Total compensation expense related to PNQs in fiscal 2018, 2017 and 2016 was $0.8 million, $1.1 million and $0.5 million, respectively.
Restricted Stock
During fiscal 2018, the Company granted 13,110 shares of restricted stock under the 2017 Plan with a weighted average grant date fair value of $33.88 per share, to eligible employees and directors. The fiscal 2018 restricted stock awards cliff vest on the earlier of the one year anniversary of the grant date or the date of the first annual meeting of the Company’s stockholders immediately following the grant date, in the case of non-employee directors, and the third anniversary of the grant date, in the case of eligible employees, in each case subject to continued service to the Company through the vesting date and the acceleration provisions of the 2017 Plan and restricted stock agreement.
During fiscal 2017 and 2016, the Company granted 5,106 shares and 10,170 shares of restricted stock under the Amended Equity Plan, respectively, with a weighted average grant date fair value of $35.25 and $29.99 per share, respectively, to eligible employees and directors. Shares of restricted stock generally vest at the end of three years for eligible employees. Unlike prior-year awards to non-employee directors, which vest ratably over a period of three years, the fiscal 2017 restricted stock awards to non-employee directors cliff vest on the first anniversary of the date of grant subject to continued service to the Company through the vesting date and the acceleration provisions of the Amended Equity Plan and restricted stock agreement.
During fiscal 2018, 9,642 shares of restricted stock vested.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the three most recent fiscal years:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2015	47,082	16.48	1.2	1,106
Granted	10,170	29.99	—	305
Exercised/Released(1)	(24,841)	14.08	—	747
Cancelled/Forfeited	(8,619)	13.06	—	—
Outstanding at June 30, 2016	23,792	26.00	1.8	763
Granted	5,106	35.25	—	180
Exercised/Released	(7,458)	24.16	—	253
Cancelled/Forfeited	(5,995)	26.41	—	—
Outstanding at June 30, 2017	15,445	29.79	0.9	467
Granted	13,110	33.88	—	444
Exercised/Released	(9.642)	31.12	—	323
Cancelled/Forfeited	(3.955)	26.13	—	—
Outstanding at June 30, 2018	14,958	33.48	1.7	457
Expected to vest at June 30, 2018	14,493	33.50	1.7	443
__________
(1) Includes 5,177 shares that were withheld to meet the employees' minimum statutory tax withholding and retired.
The aggregate intrinsic value of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $30.55 at June 29, 2018, $30.25 at June 30, 2017 and $32.06 at June 30, 2016, representing the last trading day of the respective fiscal years. Restricted stock that is expected to vest is net of estimated forfeitures.
As of each of June 30, 2018 and 2017, there was $0.3 million of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2018 is expected to be recognized over the weighted average period of 0.8 years. Total compensation expense for restricted stock was $0.3 million, $0.2 million and $0.2 million, for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Performance-Based Restricted Stock Units (“PBRSUs”)
During fiscal 2018, the Company granted 37,414 PBRSUs under the 2017 Plan to eligible employees with a grant date fair value of $31.70 per unit. The fiscal 2018 PBRSU awards cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals for the performance period July 1, 2017 through June 30, 2020, subject to certain continued employment conditions and subject to acceleration provisions of the 2017 Plan and restricted stock unit agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 150% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period. No PBRSUs were granted during fiscal 2017 and fiscal 2016.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes PBRSU activity for the most recent fiscal year:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2017	—	—	—	—
Granted(1)	37,414	31.70	—	1,186
Vested/Released	—	—	—	—
Cancelled/Forfeited	(1,682)	31.70	—	—
Outstanding and nonvested at June 30, 2018	35,732	31.70	3.4	1,092
Expected to vest at June 30, 2018	31,800	31.70	3.4	971
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.

The aggregate intrinsic value of PBRSUs outstanding at June 30, 2018 represents the total pretax intrinsic value, based on the Company’s closing stock price of $30.55 at June 29, 2018, representing the last trading day of the fiscal year. PBRSUs that are expected to vest are net of estimated forfeitures.
As of June 30, 2018 and 2017, there was $0.9 million and $0, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at June 30, 2018 is expected to be recognized over the weighted average period of 2.4 years. Total compensation expense for PBRSUs was $0.2 million, $0 and $0 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Note 19. Other Current Liabilities
Other current liabilities consist of the following:

	June 30,
(In thousands)	2018	2017
Accrued postretirement benefits	$810	$893
Accrued workers’ compensation liabilities	1,698	1,885
Short-term pension liabilities	3,761	3,956
Earnout payable(1)	600	100
Other (including net taxes payable)(2)	3,790	2,868
Other current liabilities	$10,659	$9,702
___________
(1) Includes in fiscal 2018, $0.6 million in estimated fair value of earnout payable in connection with the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017 (see Note 4). Includes in fiscal 2017, $0.1 million in earnout payable in connection with the Company’s acquisition of substantially all of the assets of Rae' Launo Corporation.
(2) Includes in fiscal 2018 $0.1 million in cumulative preferred dividends, undeclared and unpaid.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 20. Other Long-Term Liabilities
Other long-term liabilities include the following:

	June 30,
(In thousands)	2018	2017
Earnout payable(1)	$—	$1,100
Long-term obligations under capital leases	58	237
Derivative liabilities—noncurrent	386	380
Multiemployer Plan Holdback—Boyd Coffee	1,056	—
Cumulative preferred dividends, undeclared and unpaid—noncurrent	312	—
Other long-term liabilities	$1,812	$1,717
___________
(1) At June 30, 2017, includes $0.5 million and $0.6 million in earnout payable in connection with the Company’s acquisition of substantially all of the assets of China Mist completed on October 11, 2016 and the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017, respectively. In fiscal 2018, the Company recorded a change in the estimated fair value of the China Mist contingent earnout consideration of $(0.5) million as the Company does not expect the contingent sales levels to be reached. The West Coast Coffee earnout is estimated to be paid within twelve months and is included in other current liabilities on the Company’s consolidated balance sheet at June 30, 2018. See Note 4 and Note 19.

Note 21. Income Taxes

The current and deferred components of the provision for income taxes consist of the following (prior period amounts have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3):

	June 30,
(In thousands)	2018	2017	2016
Current:
Federal	$101	$132	$214
State	56	340	103
Total current income tax expense	157	472	317
Deferred:
Federal	17,090	12,120	(60,069)
State	65	2,223	(12,487)
Total deferred income tax expense (benefit)	17,155	14,343	(72,556)
Income tax expense (benefit)	$17,312	$14,815	$(72,239)
A reconciliation of income tax expense (benefit) to the federal statutory tax rate is as follows (prior period amounts have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3):

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	June 30,
(In thousands)	2018	2017	2016
Statutory tax rate	28%	35%	35%
Income tax expense at statutory rate	$(272)	$13,078	$(157)
State income tax expense, net of federal tax benefit	12	1,707	160
Dividend income exclusion	—	(134)	(140)
Valuation allowance	283	(14)	(71,670)
Change in tax rate	18,022	(54)	(836)
Retiree life insurance	19	1	135
Other (net)	(752)	231	269
Income tax expense (benefit)	$17,312	$14,815	$(72,239)
The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	June 30,
(In thousands)	2018	2017	2016
Deferred tax assets:
Postretirement benefits	$18,862	$29,813	$33,815
Accrued liabilities	4,754	7,885	11,760
Net operating loss carryforwards	32,552	38,981	38,196
Other	6,728	6,824	6,952
Total deferred tax assets	62,896	83,503	90,723
Deferred tax liabilities:
Unrealized gain on investments	—	—	(609)
Fixed assets	(16,156)	(17,096)	(5,370)
Other	(5,536)	(10,861)	(11,609)
Total deferred tax liabilities	(21,692)	(27,957)	(17,588)
Valuation allowance	(1,896)	(1,613)	(1,627)
Net deferred tax assets (liabilities)	$39,308	$53,933	$71,508
At June 30, 2018, the Company had approximately $124.9 million in federal and $103.1 million in state net operating loss carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2018, respectively. Additionally, at June 30, 2018, the Company had $0.8 million of federal business tax credits that begin to expire in June 30, 2025 and approximately $1.8 million of federal alternative minimum tax credits that do not expire.
Under previous accounting rules related to share-based compensation, the Company recognized windfall tax benefits associated with the exercise of share-based compensation directly to stockholders' equity when realized. Accordingly deferred tax assets were not recognized for net operating loss carryforwards resulting from windfall tax benefits prior to June 30, 2017. As discussed in Note 2, the Company adopted ASU 2016-09 beginning on July 1, 2017. Upon adoption, the Company recorded a $1.6 million increase to deferred tax assets and a corresponding increase to retained earnings.
At June 30, 2018, the Company had total deferred tax assets of $62.9 million and net deferred tax assets before valuation allowance of $41.2 million. The Company considered whether a valuation allowance should be recorded against deferred tax assets based on the likelihood that the benefits of the deferred tax assets would or would not ultimately be realized in future periods. In making such assessment, significant weight was given to evidence that could be objectively verified such as recent operating results and less consideration was given to less objective indicators such as future income projections.
After consideration of positive and negative evidence, including the recent history of income, the Company concluded that it is more likely than not that the Company will generate future income sufficient to realize the majority of the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company’s deferred tax assets as of June 30, 2018. As of June 30, 2018, the Company cannot conclude that certain state net operating loss carry forwards and tax credit carryovers will be utilized before expiration. Accordingly, the Company will maintain a valuation allowance of $1.9 million to offset this deferred tax asset. The valuation allowance increased $0.3 million and decreased $71.7 million, in fiscal 2018 and 2016, respectively. There was no change to the valuation allowance in fiscal 2017.
Total unrecognized tax benefits attributable to uncertain tax positions taken in tax returns in each of fiscal 2018, 2017 and 2016 were zero and at June 30, 2018 and 2017, the Company had no unrecognized tax benefits.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2014. The Internal Revenue Service completed its examination of the Company's tax years ended June 30, 2013 and 2014 and accepted the returns as filed.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. In each of the fiscal years ended June 30, 2018 and 2017, the Company recorded $0 in accrued interest and penalties associated with uncertain tax positions. Additionally, the Company recorded income of $0 related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
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

Pursuant to the Tax Act, the federal corporate tax rate was reduced to 21.0%, effective January 1, 2018. Accordingly, the Company adjusted its federal statutory rate to 28.1% for the fiscal year ended June 30, 2018. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future. The Company is still analyzing certain aspects of the Tax Act and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In connection with the initial analysis of the impact of the Tax Act, the Company has recorded a provisional net tax adjustment of $18.0 million, related to the reduction in the corporate tax rate. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, changes to IRC section 162(m), which the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to IRC section 162(m) in its consolidated financial statements. Adjustments will be made to the initial assessment as the Company completes the analysis of the Tax Act, collects and prepares necessary data, and interprets any additional guidance.
Note 22. Net (Loss) Income Per Common Share

Computation of EPS for the year ended June 30, 2018 excludes the dilutive effect of 462,032 shares issuable under stock options, 35,732 PBRSUs and 393,769 shares issuable upon the assumed conversion of the outstanding Series A Preferred Stock because the Company incurred a net loss in fiscal 2018 so their inclusion would be anti-dilutive.
Computation of EPS for the years ended June 30, 2017 and 2016 includes the dilutive effect of 117,007 and 124,879 shares, respectively, issuable under stock options with exercise prices below the closing price of the Company's common stock on the last trading day of the applicable period, but excludes the dilutive effect of 24,671 and 30,931 shares, respectively, issuable under stock options with exercise prices above the closing price of the Company's common stock on the last trading day of the applicable period because their inclusion would be anti-dilutive.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
(In thousands, except share and per share amounts)	2018	2017(1)	2016(1)
Undistributed net (loss) income available to common stockholders	$(18,652)	$22,524	$71,706
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(17)	27	85
Net (loss) income available to common stockholders—basic	$(18,669)	$22,551	$71,791

Weighted average common shares outstanding—basic	16,815,020	16,668,745	16,502,523
Effect of dilutive securities:
Shares issuable under stock options	—	117,007	124,879
Shares issuable under PBRSUs	—	—	—
Shares issuable under convertible preferred stock	—	—	—
Weighted average common shares outstanding—diluted	16,815,020	16,785,752	16,627,402
Net (loss) income per common share available to common stockholders—basic	$(1.11)	$1.35	$4.35
Net (loss) income per common share available to common stockholders—diluted	$(1.11)	$1.34	$4.32
________________
(1) Prior period amounts have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3.

Note 23. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
Series A Convertible Participating Cumulative Perpetual Preferred Stock
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. The Series A Preferred Stock (a) pays a dividend, when, as and if declared by the Company’s Board of Directors, of 3.5% APR of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and (c) has a conversion price of $38.32. Dividends may be paid in cash. The Company accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At June 30, 2018, the Company had undeclared and unpaid preferred dividends of $389,261 on 14,700 issued and outstanding shares of Series A Preferred Stock. Series A Preferred Stock is a participating security and has rights to earnings that otherwise would have been available to holders of the Company's common stock. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock and are entitled to share in the dividends on the Company's common stock, when declared. Each share of Series A Preferred Stock is convertible into the number of shares of the Company’s common stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations) equal to the stated value per share of Series A Preferred Stock divided by the conversion price of $38.32. Series A Preferred Stock is a perpetual stock and is not redeemable at the election of the Company or any holder. Based on its characteristics, the Company classified Series A Preferred Stock as permanent equity.
Series A Preferred Stock is carried on the Company’s consolidated balance sheets at the amount recorded at inception until converted. The Company has the right, exercisable at its election any time on or after October 2, 2018, to convert all but not less than all of the outstanding Series A Preferred Stock if the last reported sale price per share of the Company’s common stock exceeds the conversion price of $38.32 on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately prior to the date the Company sends the mandatory conversion notice. The holder may convert 4,200 shares of the Series A Preferred Stock beginning October 2, 2018, an additional 6,300 shares of the Series A Preferred Stock beginning October 2, 2019, and the remaining 10,500 shares of the Series A Preferred

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Stock beginning October 2, 2020. The Series A Preferred Stock (and any underlying shares of the Company’s common stock) are subject to transfer restrictions beginning on October 2, 2017, and ending on, and including, the earlier of (x) the conversion date for a mandatory conversion, (y) the conversion date for an elective conversion in accordance with the Certificate of Designations, and (z) October 2, 2020; provided, that, the holder may transfer to a shareholder of the holder so long as such transfer is not a transfer of value and such shareholder agrees in writing to be bound by the transfer restrictions. Notwithstanding the foregoing, additional transfer restrictions exist until the holder, Boyd Coffee, has terminated its defined benefit plan and all plan assets thereunder have been timely distributed in accordance with all applicable Internal Revenue Service and Pension Benefit Guaranty Corporation requirements.
At June 30, 2018, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,026	$15,089	$389	$15,089

Note 24. Commitments and Contingencies
Leases
As part of the China Mist transaction, the Company assumed the lease on China Mist’s existing facility in Scottsdale, Arizona which is terminable upon twelve months’ notice. As part of the West Coast Coffee transaction, the Company entered into a three-year lease on West Coast Coffee’s existing facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses in Oregon, California and Nevada, expiring on various dates through November 2020. The Company did not assume any leases in connection with the Boyd Coffee acquisition. See Note 4.
The Company is also obligated under operating leases for certain branch warehouses, distribution centers and its production facility in Portland, Oregon. Some operating leases have renewal options that allow the Company, as lessee, to extend the leases. Approximately 55% of the Company’s facilities are leased with a variety of expiration dates through 2021. The lease on the Portland facility was renewed in fiscal 2018 and expires in 2028, subject to an option to renew up to an additional 10 years. Rent expenses paid for the fiscal years ended June 30, 2018, 2017 and 2016 were $5.5 million, $5.1 million and $4.5 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Contractual obligations for future fiscal years are as follows:

	Contractual Obligations
(In thousands)	Capital Lease Obligations	Operating Lease Obligations	Expansion Project Contract(1)	Pension Plan Obligations(2)	Postretirement Benefits Other Than Pension Plans(3)	Revolving Credit Facility	Purchase Commitments (4)	Other Obligations(5)
Year Ended June 30,
2019	$202	$4,803	$8,520	$13,652	$5,915	$89,787	$78,690	$—
2020	$52	$3,069	$—	$8,200	$892	$—	$—	$1,754
2021	$8	$1,823	$—	$8,440	$973	$—	$—	$—
2022	$—	$1,264	$—	$8,640	$1,045	$—	$—	$—
2023	$—	$1,070	$—	$8,790	$1,093	$—	$—	$—
Thereafter	$—	$5,247	$—	$44,410	$6,374	$—	$—	$—
		$17,276	$8,520	$92,132	$16,292	$89,787	$78,690	$1,754
Total minimum lease payments	$262
Less: imputed interest (0.82% to 10.66%)	$(14)
Present value of future minimum lease payments	$248
Less: current portion	$190
Long-term capital lease obligations	$58
___________
(1) Includes maximum balance due under guaranteed maximum price contract of up to $19.3 million in connection with the Expansion Project. See Note 6.
(2) Includes $86.7 million in estimated future benefit payments on single employer pension plan obligations, $3.8 million in estimated payments in fiscal 2019 towards settlement of withdrawal liability associated with the Company’s withdrawal from the Local 807 Labor Management Pension Plan and $1.7 million in estimated fiscal 2019 contributions to multiemployer pension plans. See Note 15.
(3) Includes $11.2 million in estimated future benefit payments on postretirement benefit plan obligations and $5.1 million in estimated fiscal 2019 contributions to multiemployer plans other than pension plans. See Note 15.
(4) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2018. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets.
(5) Includes $1.1 million for Multiemployer Plan Holdback—Boyd Coffee, $0.4 million for Derivative liabilities—noncurrent and $0.3 million for Cumulative preferred dividends, undeclared and unpaid—noncurrent.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Expansion Project Contract
On February 9, 2018, the Company and Haskell entered into Task Order 6 for the expansion of the Company’s production lines in the New Facility. The maximum price payable by the Company to Haskell under Task Order 6 for all of Haskell’s services, equipment procurement and installation, and construction work in connection with the Expansion Project is $19.3 million. In fiscal 2018, the Company paid $10.7 million in capital expenditures associated with the Expansion Project, with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in fiscal 2019.
Borrowings Under Revolving Credit Facility
At June 30, 2018, the Company had outstanding borrowings of $89.8 million under its Revolving Facility, as compared to outstanding borrowings of $27.6 million at June 30, 2017. The increase in outstanding borrowings in fiscal 2018 included $39.5 million to fund the cash paid at closing for the purchase of the Boyd Business and the initial Company obligations under the post-closing transition services agreement.
Self-Insurance
At June 30, 2018 the Company had posted $2.3 million of cash and a $2.0 million letter of credit, and at June 30, 2017 the Company had posted $3.4 million in cash, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages.
Non-cancelable Purchase Orders
As of June 30, 2018, the Company had committed to purchase green coffee inventory totaling $66.0 million under fixed-price contracts, $9.0 million in other inventory under non-cancelable purchase orders and $3.7 million in other purchases under non-cancelable purchase orders.
Legal Proceedings
Council for Education and Research on Toxics (“CERT”) v. Brad Berry Company Ltd., et al., Superior Court of the State of California, County of Los Angeles
On August 31, 2012, CERT filed an amendment to a private enforcement action adding a number of companies as defendants, the Company’s subsidiary, Coffee Bean International, Inc., which sell coffee in California under the State of California's Safe Drinking Water and Toxic Enforcement Act of 1986, also known as Proposition 65. The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute, and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT has demanded that the alleged violators remove acrylamide from their coffee or provide Proposition 65 warnings on their products and pay $2,500 per day for each and every violation while they are in violation of Proposition 65.
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
The JDG filed a pleading responding to claims and asserting affirmative defenses on January 22, 2013. The Court initially limited discovery to the four largest defendants, so the Company was not initially required to participate in discovery. The Court decided to handle the trial in two “phases,” and the “no significant risk level” defense, the First

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Amendment defense, and the federal preemption defense were tried in the first phase. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three “Phase 1” defenses.
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
On March 28, 2018, the Court issued a proposed statement of decision in favor of Plaintiff. Following evaluation of the parties' objections to the proposed statement of decision, the Court issued its final statement of decision on May 7, 2018 which was substantively similar to the proposed statement from March 2018. The issuance of a final statement of decision does not itself cause or order any remedy, such as any requirement to use a warning notice. Any such remedy, including any monetary damages or fee awards, would be resolved in Phase 3 of the trial.
On June 15, 2018, California’s Office of Environmental Health Hazard Assessment (OEHHA) announced its proposal of a regulation that would establish, for the purposes of Proposition 65, that chemicals present in coffee as a result of roasting or brewing pose no significant risk of cancer. If adopted, the regulation would, among other things, mean that Proposition 65 warnings would generally not be required for coffee. Plaintiff had earlier filed a motion for permanent injunction, prior to OEHHA’s announcement, asking that the Court issue an order requiring defendants to provide cancer warnings for coffee or remove the coffee products from store shelves in California. The JDG petitioned the Court to (1) renew and reconsider the JDG’s First Amendment defense from Phase 1 based on a recent U.S. Supreme Court decision in a First Amendment case that was decided in the context of Proposition 65; (2) vacate the July 31, 2018 hearing date and briefing schedule for Plaintiff’s permanent injunction motion; and (3) stay all further proceedings pending the conclusion of the rulemaking process for OEHHA’s proposed regulation. On June 25, 2018, the Court denied the JDG’s motion to vacate the hearing on Plaintiff’s motion for permanent injunction and added the motion to stay to the July 31, 2018 docket to be heard. At the July 31st hearing, the Court granted the JDG’s application and agreed to continue the hearing on all motions to September 6, 2018.
At the September 6, 2018 hearing, the Court denied the JDG’s First Amendment motion, and denied the motion to stay pending conclusion of OEHHA’s rulemaking process. The Plaintiff agreed to have the permanent injunction motion continued until after the remedies phase of the trial. The Court set this “Phase 3” remedies trial phase to begin on October 15, 2018. The Court further required the submission of a joint trial plan by October 3, 2018 and set the date for the final pretrial conference as October 9, 2018.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.
Note 25. Unusual and Infrequent Expenses
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

Note 26. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended June 30, 2018. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. All prior period amounts have been retrospectively adjusted to reflect the impact of the certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

	September 30, 2017		December 31, 2017		March 31, 2018
	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted	June 30, 2018
(In thousands, except per share data)
Net sales	$131,713	$131,713	$167,366	$167,366	$157,927	$157,927	$149,538
Cost of goods sold	$82,706	$85,672	$101,847	$111,175	$99,117	$105,716	$96,939
Gross profit	$49,007	$46,041	$65,519	$56,191	$58,810	$52,211	$52,599
Selling expenses	$38,915	$32,828	$49,328	$42,414	$44,736	$38,041	$41,256
(Loss) income from operations	$(1,258)	$1,862	$2,442	$28	$(2,864)	$(2,767)	$2,001
Net (loss) income	$(978)	$840	$(18,768)	$(17,060)	$(3,908)	$(2,193)	$133
Net (loss) income available to common stockholders per common share—basic	$(0.06)	$0.05	$(1.13)	$(1.03)	$(0.24)	$(0.14)	$—
Net (loss) income available to common stockholders per common share—diluted	$(0.06)	$0.05	$(1.13)	$(1.03)	$(0.24)	$(0.14)	$—

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	September 30, 2016		December 31, 2016		March 31, 2017		June 30, 2017
	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted
(In thousands, except per share data)
Net sales	$130,488	$130,488	$139,025	$139,025	$138,187	$138,187	$133,800	$133,800
Cost of goods sold	$79,290	$85,761	$83,929	$89,531	$84,367	$88,305	$80,182	$91,025
Gross profit	$51,198	$44,727	$55,096	$49,494	$53,820	$49,882	$53,618	$42,775
Selling expenses	$38,438	$33,303	$39,097	$32,408	$40,377	$34,388	$39,286	$33,230
Income from operations	$2,505	$1,168	$35,910	$36,997	$2,058	$4,109	$1,693	$(3,096)
Net income (loss)	$1,618	$814	$20,076	$20,728	$1,594	$2,846	$1,112	$(1,837)
Net income (loss) available to common stockholders per common share—basic	$0.10	$0.05	$1.21	$1.25	$0.10	$0.17	$0.07	$(0.11)
Net income (loss) available to common stockholders per common share—diluted	$0.10	$0.05	$1.20	$1.24	$0.10	$0.17	$0.07	$(0.11)
In the second quarter of fiscal 2017, the Company completed the sale of the Torrance Facility, and recognized a net gain from sale in the amount of $37.4 million, including non-cash interest expense of $0.7 million and non-cash rent expense of $1.4 million. See Note 7.

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
As of June 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are effective.
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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the 2013 “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2018.
Under guidelines established by the SEC, companies are allowed to exclude an acquired business from management's report on internal control over financial reporting for the first year subsequent to the acquisition. Accordingly, in making its assessment of internal control over financial reporting as of June 30, 2018, management has excluded Boyd Assets Co., which acquired the business of Boyd Coffee Company on October 2, 2017 in a business combination. The Company is currently assessing the control environment of the acquired business. The acquired business represents approximately 14% of the Company's consolidated total assets (including goodwill and intangible assets) and approximately 11% of the Company's consolidated net sales as of and for the year ended June 30, 2018.
The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Farmer Bros. Co. and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2018, of the Company and our report dated September 13, 2018, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Boyd Assets Co., which acquired the business of Boyd Coffee Company on October 2, 2017, and whose financial statements constitute approximately 14% of total assets (including goodwill and intangible assets) and approximately 11% of revenues of the consolidated financial statement amounts as of and for the year ended June 30, 2018. Accordingly, our audit did not include the internal control over financial reporting at Boyd Assets Co.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
September 13, 2018

Item 9B.	Other Information
On September 10, 2018 (the “Second Amendment Effective Date”), the Company, China Mist Brands, Inc., a Delaware corporation (“CMB”), and Boyd Assets Co., a Delaware corporation (together with the Company and CMB, the “Borrowers”), together with the Company’s wholly owned subsidiaries, Coffee Bean International, Inc., an Oregon corporation, FBC Finance Company, a California corporation, and Coffee Bean Holding Co., Inc., a Delaware corporation, as additional Loan Parties, entered into that certain Second Amendment to Credit Agreement (the “Second Amendment”) with JPMorgan Chase Bank, N.A. (“Chase”), as Administrative Agent, and the financial institutions party thereto as lenders.
The Second Amendment amends the Company’s original Credit Agreement, dated as of March 2, 2015 (the “Original Credit Agreement”), as amended by that certain First Amendment to Credit Agreement and First Amendment to Pledge and Security Agreement, dated as of August 25, 2017 (the “First Amendment” and, together with the Original Credit Agreement, as so amended by the Second Amendment, the “Amended Credit Agreement”), entered into by the Borrowers, the guarantor subsidiaries party thereto, the Administrative Agent and the financial institutions party thereto as lenders. The following description of the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to (i) the Second Amendment, a copy of which is filed herewith as Exhibit 10.6, and incorporated herein by reference, (ii) the Original Credit Agreement, a copy of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2015 and incorporated herein by reference, and (iii) the First Amendment, a copy of which was filed as Exhibit 101 to the Company’s Current Report on Form 8-K, filed with the SEC on August 30, 2017 and incorporated herein by reference. Capitalized terms used without definition are defined in the Amended Credit Agreement.
Effective as of August 14, 2018, the Second Amendment amends the definition of “EBITDA” to, among other things, add certain integration and transaction costs associated with the Boyd Coffee acquisition to the extent incurred during the period of April 1, 2017 through September 30, 2018, in amounts previously identified to the Administrative Agent in writing.
In addition, effective as of August 14, 2018, the Second Amendment amends the definition of “Fixed Charge Coverage Ratio” to exclude from Unfinanced Capital Expenditures in the calculation thereof, such Capital Expenditures made prior to the Second Amendment Effective Date in an aggregate amount not to exceed, for each of the fiscal quarters ending December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018, the amount previously identified to the Administrative Agent in writing.
Effective as of August 14, 2018, the Second Amendment also amends the definition of “Reporting Trigger Period” to provide that, solely during the period commencing with the Second Amendment Effective Date through October 31, 2018, such period commences on any day that Availability is less than $7,500,000 and continues until Availability has been greater than or equal to an amount equal to $7,500,000 at all times for 30 consecutive calendar days.
The Second Amendment adds an additional covenant limiting the Borrower’s incurrence of Capital Expenditures to $35.0 million, in the aggregate, during the fiscal year ending June 30, 2019.
The effect of the foregoing amendments is that Borrowers were in compliance with the fixed charge coverage ratio covenant and no Event of Default has occurred or existed through the Second Amendment Effective Date.
Chase and its affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking services, for which they have received, and will receive, customary fees and expenses.
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
Compliance with Section 16(a) of the Exchange Act
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons that no other reports were required during the fiscal year ended June 30, 2018, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of Jeanne Farmer Grossman who filed one late Form 4 on March 16, 2018 to report the sale of 10,000 and 2,080 shares on March 12 and March 13, 2018, respectively. The foregoing is in addition to any filings that may be listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2018.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2018 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise / Vesting of Outstanding Options or Rights(2)	Weighted Average Exercise Price of Outstanding Options(3)	Number of Shares Remaining Available for Future Issuance(4)
Equity compensation plans approved by stockholders(1)	462,032	$25.50	874,750
Equity compensation plans not approved by stockholders	—	—	—
Total	462,032	$25.50	874,750
________________

(1) Includes shares issued under the Prior Plans and the 2017 Plan. The 2017 Plan succeeded the Prior Plans. On the Effective Date of the 2017 Plan, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan.
(2) Includes shares that may be issued upon the achievement of certain financial and other performance criteria as a condition to vesting in addition to time-based vesting pursuant to PBRSUs granted under the 2017 Plan. The PBRSUs included in the table include the maximum number of shares that may be issued under the awards. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
(3) Does not include outstanding PBRSUs.

(4)
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
1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2018 and 2017

Consolidated Statements of Operations for the Years Ended June 30, 2018, 2017 and 2016

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended June 30, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended June 30, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2018, 2017 and 2016

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

Exhibit No.	Description
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

4.1
Specimen Stock Certificate for Common Stock (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A12B/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

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

10.6
Second Amendment to Credit Agreement, dated as of September 10, 2018, by and among Farmer Bros. Co., China Mist Brands, Inc., Boyd Assets Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Company, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

Exhibit No.	Description
10.7
Joinder Agreement, dated as of November 29, 2017, by and among Boyd Assets Co., Farmer Bros. Co., as the Borrower’s Representative, and JPMorgan Chase Bank, N.A., as Administrative Agent, under that certain Credit Agreement dated as of March 2, 2015, as amended by that certain First Amendment to Credit Agreement, dated as of August 25, 2017 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018 and incorporated herein by reference).

10.8
Joinder to Pledge and Security Agreement, dated as of November 29, 2017, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., China Mist Brands, Inc., Boyd Assets Co. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018 and incorporated herein by reference).

10.9
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.10
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.11
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.12
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.13
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.14
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.15
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).**

10.16
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.17
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2015 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on November 9, 2015 and incorporated herein by reference).**

10.18
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

Exhibit No.	Description

10.19
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2017 (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 7, 2018 and incorporated herein by reference).**

10.20
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

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

10.23
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.24
Separation Agreement, dated as of February 6, 2018, by and between Farmer Bros. Co., and Scott Bixby (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018 and incorporated herein by reference).**

10.25
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.26
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and David G. Robson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.27
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Ellen D. Iobst (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.28
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Scott A. Siers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.29
Form of First Amendment to Employment Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.30
Confidential General Release and Separation Agreement by and between Barry C. Fischetto and Farmer Bros. Co. dated February 17, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2017 and incorporated herein by reference).**

10.31
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

Exhibit No.	Description

10.32
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.33
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.34
Farmer Bros. Co. 2017 Long-Term Incentive Plan (as approved by the stockholders at the Special Meeting of Stockholders on June 20, 2017) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).**

10.35
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.36
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.37
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.38
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.39
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.40
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.41
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.42
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.43
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.44
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

Exhibit No.	Description
10.45
Form of First Amendment to Change in Control Severance Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.46
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (with schedule of indemnitees attached) (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017 and incorporated herein by reference).**

10.47
Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition), dated as of October 23, 2017, by and between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.48
Project Specific Task Order Release Form No. 006, dated as of February 9, 2018, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

14.1
Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2017 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 29, 2017 and incorporated herein by reference).

18.1	Letter from Deloitte & Touche LLP, Independent Registered Public Accounting Firm re change in accounting principle (filed herewith).

21.1	List of all Subsidiaries of Farmer Bros. Co. (filed herewith).

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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
September 13, 2018

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
September 13, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Randy E. Clark	Chairman of the Board and Director	September 13, 2018
Randy E. Clark

/s/ Allison M. Boersma	Director	September 13, 2018
Allison M. Boersma

Jeanne Farmer Grossman	Director

/s/ Michael H. Keown	Director	September 13, 2018
Michael H. Keown

/s/ Charles F. Marcy	Director	September 13, 2018
Charles F. Marcy

/s/ Christopher P. Mottern	Director	September 13, 2018
Christopher P. Mottern

/s/ David W. Ritterbush	Director	September 13, 2018
David W. Ritterbush