Form 10-Q
period 2018-09-30
FARMER BROTHERS CO
filed 2018-11-09
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
YES ☐ NO  ☒
As of November 8, 2018, the registrant had 16,977,701 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,503	$2,438
Restricted cash	2,628	—
Accounts receivable, net	62,504	58,498
Inventories	115,572	104,431
Income tax receivable	322	305
Prepaid expenses	7,615	7,842
Total current assets	194,144	173,514
Property, plant and equipment, net	191,138	186,589
Goodwill	36,224	36,224
Intangible assets, net	30,855	31,515
Other assets	8,653	8,381
Deferred income taxes	42,237	39,308
Total assets	$503,251	$475,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	73,860	56,603
Accrued payroll expenses	20,052	17,918
Short-term borrowings under revolving credit facility	101,807	89,787
Short-term obligations under capital leases	150	190
Short-term derivative liabilities	7,245	3,300
Other current liabilities	9,848	10,659
Total current liabilities	212,962	178,457
Accrued pension liabilities	41,310	40,380
Accrued postretirement benefits	18,976	20,473
Accrued workers’ compensation liabilities	5,354	5,354
Other long-term liabilities	2,061	1,812
Total liabilities	$280,663	$246,476
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of September 30, 2018 and June 30, 2018; liquidation preference of $15,221 and $15,089 as of September 30, 2018 and June 30, 2018, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 16,977,701 and 16,951,659 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	16,978	16,952
Additional paid-in capital	57,227	55,965
Retained earnings	217,189	220,307
Unearned ESOP shares	(2,145)	(2,145)
Accumulated other comprehensive loss	(66,676)	(62,039)
Total stockholders’ equity	$222,588	$229,055
Total liabilities and stockholders’ equity	$503,251	$475,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2018	2017
Net sales	$147,440	$131,713
Cost of goods sold	99,205	85,630
Gross profit	48,235	46,083
Selling expenses	37,310	32,856
General and administrative expenses	8,617	11,359
Restructuring and other transition expenses	4,467	120
Net gains from sale of spice assets	(252)	(150)
Net losses from sales of other assets	171	53
Operating expenses	50,313	44,238
(Loss) income from operations	(2,078)	1,845
Other (expense) income:
Dividend income	—	5
Interest income	—	1
Interest expense	(2,852)	(2,168)
Other, net	657	1,750
Total other expense	(2,195)	(412)
(Loss) income before taxes	(4,273)	1,433
Income tax (benefit) expense	(1,287)	592
Net (loss) income	$(2,986)	$841
Less: Cumulative preferred dividends, undeclared and unpaid	132	—
Net (loss) income available to common stockholders	$(3,118)	$841
Net (loss) income available to common stockholders per common share—basic	$(0.18)	$0.05
Net (loss) income available to common stockholders per common share—diluted	$(0.18)	$0.05
Weighted average common shares outstanding—basic	16,886,718	16,699,822
Weighted average common shares outstanding—diluted	16,886,718	16,801,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2018	2017
Net (loss) income	$(2,986)	$841
Other comprehensive (loss) income, net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	(6,097)	(428)
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	1,460	(772)
Total comprehensive loss, net of tax	$(7,623)	$(359)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(2,986)	$841
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,728	7,253
Provision for doubtful accounts	903	62
Restructuring and other transition expenses, net of payments	3,712	(573)
Deferred income taxes	(1,334)	407
Net gains from sales of spice assets and other assets	(81)	(97)
ESOP and share-based compensation expense	963	806
Net losses (gains) on derivative instruments and investments	3,068	(968)
Change in operating assets and liabilities:
Accounts receivable	(4,658)	(470)
Inventories	(11,062)	(10,393)
Income tax receivable	(17)	120
Derivative assets (liabilities), net	(5,198)	(493)
Prepaid expenses and other assets	(44)	(133)
Accounts payable	13,049	10,222
Accrued payroll expenses and other current liabilities	(1,395)	1,550
Accrued postretirement benefits	(1,497)	(329)
Other long-term liabilities	(71)	(701)
Net cash provided by operating activities	$1,080	$7,104
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	$—	$(553)
Purchases of property, plant and equipment	(7,733)	(6,931)
Purchases of assets for construction of New Facility	—	(844)
Proceeds from sales of property, plant and equipment	53	74
Net cash used in investing activities	$(7,680)	$(8,254)
Cash flows from financing activities:
Proceeds from revolving credit facility	$12,020	$11,698
Repayments on revolving credit facility	—	(9,249)
Payments of capital lease obligations	(53)	(243)
Proceeds from stock option exercises	326	—
Net cash provided by financing activities	$12,293	$2,206
Net increase in cash, cash equivalents, and restricted cash	$5,693	$1,056
Cash, cash equivalents, and restricted cash at beginning of period	2,438	6,241
Cash, cash equivalents, and restricted cash at end of period	$8,131	$7,297

Reconciliation of cash and cash equivalents, and restricted cash:
Cash and cash equivalents	$5,503	$7,297
Restricted cash	2,628	—
Total cash, cash equivalents, and restricted cash	$8,131	$7,297

Supplemental disclosure of non-cash investing and financing activities:
Net change in derivative assets and liabilities included in other comprehensive loss, net of tax	$(4,637)	$(1,200)
Non-cash additions to property, plant and equipment	$6,976	$207
Non-cash portion of earnout receivable recognized—spice assets sale	$252	$150
Cumulative preferred dividends, undeclared and unpaid	$132	$—

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Events occurring subsequent to September 30, 2018 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three months ended September 30, 2018.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018 (the “2018 Form 10-K”).
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
Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.
During the three months ended September 30, 2018, other than as set forth below and the adoption of Accounting Standards Update (“ASU”) No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), and ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), there were no significant updates made to the Company’s significant accounting policies.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Concentration of Credit Risk
At September 30, 2018 and  June 30, 2018, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions.
At September 30, 2018, $2.6 million in cash in the Company’s coffee-related derivative margin accounts was restricted due to the net loss position exceeding the credit limit in such accounts at September 30, 2018. At June 30, 2018, none of the cash in the Company’s coffee-related derivative margin accounts was restricted due to the net loss position not exceeding the credit limit in such accounts at June 30, 2018. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Concentration of credit risk with respect to trade receivables for the Company is limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different geographic areas. The trade receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.
Coffee Brewing Equipment and Service
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. See Note 10. Further, the Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include equipment depreciation as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the three months ended September 30, 2018 and 2017 were $8.5 million and $6.6 million, respectively.
Revenue Recognition
The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU 2014-09. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 19.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of goods sold and selling expenses, depending on the nature of such costs. Shipping and handling costs included in cost of goods sold reflect inbound freight of raw materials and finished goods, and product loading and handling costs at the Company’s production facilities to the distribution centers and branches. Shipping and handling costs included in selling expenses consist primarily of those costs associated with moving finished goods to customers. Shipping and handling costs that were recorded as a component of the Company's selling expenses were $3.1 million and $1.9 million, respectively, in the three months ended September 30, 2018 and 2017.
Effective June 30, 2018, the Company implemented a change in accounting principle for freight costs incurred to transfer goods from a distribution center to a branch warehouse and warehousing overhead costs incurred to store and ready goods prior to their sale, and made certain corrections relating to the classification of allied freight, overhead variances and purchase price variances (“PPVs”) from expensing such costs as incurred within selling expenses to capitalizing such costs as inventory and expensing through cost of goods sold. See Note 3.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Pension Plans
The Company’s defined benefit pension plans are not admitting new participants, therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates. The Company’s defined benefit pension plans are accounted for using the guidance of ASC 710, “Compensation--General“ and ASC 715, “Compensation--Retirement Benefits“ and are measured as of the end of the fiscal year.
The Company recognizes the overfunded or underfunded status of a defined benefit pension plan as an asset or liability on its consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. See Note 12. The Company’s significant accounting policy for pension plans was updated as a result of the adoption of ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the condensed consolidated statements of income. Net periodic benefit cost, other than the service cost component, is retrospectively included in “Interest expense,” and “Other, net” in the condensed consolidated statements of income.
Recently Adopted Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07. ASU 2017-07 amends the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. Under ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost must be presented separately from the line items that include the service cost. The guidance in ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to use a retrospective transition method to adopt the requirement for separate income statement presentation of the service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Company adopted ASU 2017-07 beginning July 1, 2018 using a retrospective transition method to reclassify net periodic benefit cost, other than the service component, from “Cost of goods sold,” “Selling expenses” and “General and administrative expenses” to “Interest expense” and “Other, net” in the condensed consolidated statements of income. Accordingly, “Interest expense” increased by $1.6 million in each of the three months ended September 30, 2018 and 2017 and “Other, net” increased by $1.8 million and $1.7 million in the three months ended September 30, 2018 and 2017, respectively. See Note 3 and Note 6. In the fiscal years ended June 30, 2018 and 2017, “Interest expense” increased by $6.6 million and $6.4 million, respectively, and “Other, net” increased by $6.7 million and $6.8 million, respectively, due to reclassifications of net periodic benefit cost, other than the service component, as a result of adopting ASU 2017-07.
In January 2017, the FASB issued ASU 2017-01. The amendments in ASU 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses and provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace the missing elements. The guidance in ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively. The Company adopted ASU 2017-01 beginning July 1, 2018. The Company will apply the new guidance to all applicable transactions after the adoption date.
In November 2016, the FASB issued ASU 2016-18. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance in ASU 2016-18 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 beginning July 1, 2018. The new guidance changed the presentation of restricted cash in the condensed consolidated statements of cash flows and was implemented on a retrospective basis.
In August 2016, the FASB issued ASU 2016-15. ASU 2016-15 addresses certain issues where diversity in practice was identified in classifying certain cash receipts and cash payments based on the guidance in ASC 230, “Statement of Cash

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Flows” (“ASC 230”). ASC 230 is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. The application of judgment has resulted in diversity in how certain cash receipts and cash payments are classified. Certain cash receipts and cash payments may have aspects of more than one class of cash flows. ASU 2016-15 clarifies that an entity will first apply any relevant guidance in ASC 230 and in other applicable topics. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The guidance in ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-15 beginning July 1, 2018. Adoption of ASU 2016-15 did not have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU 2014-09. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, the FASB issued additional ASUs related to ASU 2014-09 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. The Company adopted ASU 2014-09 beginning July 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Adoption of ASU 2014-09 did not have a material effect on the results of operations, financial position or cash flows of the Company. The Company has included expanded disclosures in this report related to revenue recognition in order to comply with ASU 2014-09. See Note 19.
New Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance in ASU 2018-15 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, and is effective for the Company beginning July 1, 2020.  Early adoption is permitted, including adoption in any interim period.  The Company is currently evaluating the impact ASU 2018-15 will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”). ASU 2018-14 modifies disclosure of other accounting and reporting requirements related to single-employer defined benefit pension or other postretirement benefit plans. The guidance in ASU 2018-14 is effective for public business entities for annual periods beginning after December 15, 2020, and is effective for the Company beginning July 1, 2021.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2018-14 will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 improves the effectiveness of fair value measurement disclosures and modifies the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The guidance in ASU 2018-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years, and is effective for the Company beginning July 1, 2020.  Early adoption is permitted.  The Company is currently evaluating the impact ASU 2018-13 will have on its consolidated financial statements.
In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”).  ASU 2018-05 amends ASC 740, “Income Taxes,” to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

reasonable estimate of the impact of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. If the Company is not able to make a reasonable estimate for the impact of the Tax Act, it should not be recorded until a reasonable estimate can be made during the measurement period.  The Company recorded provisional adjustments as of September 30, 2018 and expects to finalize the provisional amounts within one year from the enactment date. See Note 16.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provide additional guidance to consider when implementing ASU 2016-02. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. The Company is in the process of evaluating the provisions of ASU 2016-02 and assessing its impact on the Company’s financial statements, information systems, business processes, and financial statement disclosures. The Company is implementing a project plan related to ASU 2016-02 and is identifying the lease population. The Company expects the adoption will have a material effect on the Company’s financial position resulting from the increase in assets and liabilities as well as additional disclosures. The Company will continue to evaluate the impact of the adoption of ASU 2016-02.
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
In connection with these changes in accounting principles, subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended June 30, 2017, the Company determined that freight associated with certain non-coffee product lines ("allied") was incorrectly expensed as incurred in selling expenses, and the overhead variances and

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

purchase price variances (“PPVs”) associated with these product lines were incorrectly expensed as incurred in cost of goods sold for the fiscal years ended June 30, 2017 and 2016 and for the first three quarters in the fiscal year ended June 30, 2018. These costs should have been capitalized as inventory costs in accordance with ASC 330, "Inventory." Accordingly, the Company has corrected the accompanying condensed consolidated financial statements for the three months ended September 30, 2017 to capitalize the appropriate portion of these costs in ending inventory and to reclassify remaining allied freight to cost of goods sold.
In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the change in method of accounting for coffee, tea and culinary products and the change in accounting principle for freight and warehousing overhead costs have been retrospectively applied, and the corrections relating to the reclassification and capitalization of allied freight and the capitalization of allied overhead variances and PPVs have been made, to the prior period presented herein.
The cumulative effect on retained earnings for these changes as of July 1, 2017 is $17.6 million.
In addition to the foregoing, during the three months ended September 30, 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the condensed consolidated statements of income as a result of adopting ASU 2017-07, and updated the condensed consolidated statements of cash flows as a result of adopting ASU 2016-18. See Note 2.
The following table presents the impact of these changes on the Company's condensed consolidated statement of operations for the three months ended September 30, 2017:

	Three Months Ended September 30, 2017
(In thousands, except per share data)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	ASU 2017-07 Adjustments(1)	Retrospectively Adjusted
Cost of goods sold	$82,706	$(445)	$4,462	$(1,051)	$(42)	$85,630
Gross profit	$49,007	$445	$(4,462)	$1,051	$42	$46,083
Selling expenses	$38,915	$—	$(5,045)	$(1,042)	$28	$32,856
General and administrative expenses	$11,327	$—	$—	$—	$32	$11,359
Operating expenses	$50,265	$—	$(5,045)	$(1,042)	$60	$44,238
(Loss) income from operations	$(1,258)	$445	$583	$2,093	$(18)	$1,845
Interest expense	$(523)	$—	$—	$—	$(1,645)	$(2,168)
Other, net	$87	$—	$—	$—	$1,663	$1,750
Total other expense	$(430)	$—	$—	$—	$18	$(412)
(Loss) income before taxes	$(1,688)	$445	$583	$2,093	$—	$1,433
Income tax (benefit) expense	$(710)	$608	$151	$543	$—	$592
Net (loss) income	$(978)	$(163)	$432	$1,550	$—	$841
Net (loss) income available to common stockholders	$(978)	$(163)	$432	$1,550	$—	$841
Net (loss) income available to common stockholders per common share—basic	$(0.06)	$(0.01)	$0.03	$0.09	$—	$0.05
Net (loss) income available to common stockholders per common share—diluted	$(0.06)	$(0.01)	$0.03	$0.09	$—	$0.05
________________
(1) Reflects changes resulting from the adoption of ASU 2017-07. See Note 2,
The following table presents the impact of these changes on the Company's condensed consolidated statement of cash flows for the three months ended September 30, 2017:

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended September 30, 2017
(In thousands)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	Retrospectively Adjusted
Net (loss) income	$(978)	$(163)	$432	$1,550	$841
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	$(895)	$608	$151	$543	$407
Net losses (gains) on derivative instruments and investments	$261	$(1,229)	$—	$—	$(968)
Change in operating assets and liabilities:
Inventories	$(8,539)	$821	$(582)	$(2,093)	$(10,393)
Derivative assets (liabilities), net	$(455)	$(38)	$—	$—	$(493)
Net cash provided by operating activities	$7,104	$(1)	$1	$—	$7,104
The impacts shown above have also been reflected in the Company’s condensed consolidated statement of comprehensive loss for the three months ended September 30, 2017. The resulting impacts adjusted previously reported unrealized (losses) gains on derivative instruments designated as cash flow hedges, net of tax, for the three months ended September 30, 2017 of $432,000 to $428,000. Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax, for the three months ended September 30, 2017 increased from losses of $4,000 to gains of $772,000. Total comprehensive loss, net of tax, for the three months ended September 30, 2017 decreased from $(1.4) million to $(0.4) million.
Note 4. Acquisitions
Boyd Coffee Company
On October 2, 2017 (“Closing Date”), the Company acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee” or “Seller”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to the Company’s product portfolio, improve the Company’s growth potential, deepen the Company’s distribution footprint and increase the Company’s capacity utilization at its production facilities.
At closing, as consideration for the purchase, the Company paid the Seller $38.9 million in cash from borrowings under its senior secured revolving credit facility (see Note 13), and issued to Boyd Coffee 14,700 shares of the Company’s Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), with a fair value of $11.8 million as of the Closing Date. Additionally, the Company held back $3.2 million in cash (“Holdback Cash Amount”) and 6,300 shares of Series A Preferred Stock (“Holdback Stock”) with a fair value of $4.8 million as of the Closing Date, for the satisfaction of any post-closing working capital adjustment and to secure the Seller’s (and the other seller parties’) indemnification obligations under the purchase agreement. Any Holdback Cash Amount and Holdback Stock not used to satisfy indemnification claims (including pending claims) will be released to the Seller on the 18-month anniversary of the Closing Date.
In addition to the Holdback Cash, as part of the consideration for the purchase, at closing the Company held back $1.1 million in cash (the “Multiemployer Plan Holdback”) to pay, on behalf of the Seller, any assessment of withdrawal liability made against the Seller following the Closing Date in respect of the Seller’s multiemployer pension plan. As the Company has not made this payment as of September 30, 2018 and expects settling the pension liability will take greater than twelve months, the Multiemployer Plan Holdback is recorded in other long-term liabilities on the Company’s condensed consolidated balance sheet at September 30, 2018. See Note 15.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. Although the purchase price allocation is final, the parties are in the process of determining the final net working capital under the purchase agreement. At September 30, 2018,

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

the Company’s best estimate of the post-closing net working capital adjustment is $(8.1) million, which is reflected in the final purchase price allocation set forth below.
The following table summarizes the final allocation of consideration transferred as of the acquisition date:

(In thousands)	Fair Value	Estimated Useful Life (years)

Cash paid	$38,871
Holdback Cash Amount	3,150
Multiemployer Plan Holdback	1,056
Fair value of Series A Preferred Stock (14,700 shares)(1)	11,756
Fair value of Holdback Stock (6,300 shares)(1)	4,825
Estimated post-closing working capital adjustment	(8,059)
Total consideration	$51,599

Accounts receivable	$7,503
Inventory	9,415
Prepaid expense and other assets	1,951
Property, plant and equipment	4,936
Goodwill	25,395
Intangible assets:
Customer relationships	16,000	10
Trade name/trademark—indefinite-lived	3,100
Accounts payable	(15,080)
Other liabilities	(1,621)
Total consideration	$51,599
______________
(1) Fair value of Series A Preferred Stock and Holdback Stock as of the Closing Date, estimated as the sum of (a) the present value of the dividends payable thereon and (b) the stated value of the Series A Preferred Stock or Holdback Stock, as the case may be, adjusted for both the conversion premium and the discount for lack of marketability arising from conversion restrictions.
In connection with this acquisition, the Company recorded goodwill of $25.4 million, which is deductible for tax purposes. The Company also recorded $16.0 million in finite-lived intangible assets that included customer relationships and $3.1 million in indefinite-lived intangible assets that included a trade name/trademark. The amortization period for the finite-lived intangible assets is 10.0 years. See Note 11.
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
The following table presents the net sales and income before taxes from the Boyd Business operations that are included in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2018

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(unaudited):

(In thousands)	Three Months Ended
September 30, 2018
Net sales	$20,503
Income before taxes	$711
The Company considers the acquisition to be material to the Company’s financial statements and has provided certain pro forma disclosures pursuant to ASC 805, “Business Combinations.”
The following table sets forth certain unaudited pro forma financial results for the Company for the three months ended September 30, 2018 and 2017, as if the acquisition of the Boyd Business was consummated on the same terms as of the first day of the applicable fiscal period.

	Three Months Ended September 30,
	2018	2017
(In thousands)
Net sales	$147,440	$153,695
(Loss) income before taxes	$(4,273)	$1,758
At closing, the parties entered into a transition services agreement where the Seller agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. The Company also entered into a co-manufacturing agreement with the Seller for a transition period of up to 12 months as the Company transitioned production into its plants. Amounts paid by the Company to the Seller for these services totaled $3.7 million in the three months ended September 30, 2018. The transition services and co-manufacturing agreements expired on October 2, 2018.
The Company has incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of legal and consulting expenses and one-time payroll and benefit expenses of $1.0 million and $2.4 million during the three months ended September 30, 2018 and 2017, respectively, which are included in operating expenses in the Company's condensed consolidated statements of operations.

Note 5. Restructuring Plans
Corporate Relocation Plan
On February 5, 2015, the Company announced a plan (the “Corporate Relocation Plan”) to close its Torrance, California facility (the “Torrance Facility”) and relocate its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to a new facility in Northlake, Texas (the “New Facility”). Approximately 350 positions were impacted as a result of the Torrance Facility closure. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
In the three months ended September 30, 2018, the Company incurred $3.4 million in restructuring and other transition expenses associated with the assessment by the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) of the Company’s share of the Western Conference of Teamsters Pension Plan (the “WCTPP”) unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan (see Note 14), of which the Company has paid $0.2 million and has outstanding contractual obligations of $3.2 million as of September 30, 2018 (see Note 20).
Since the adoption of the Corporate Relocation Plan through September 30, 2018, the Company has recognized a total of $35.2 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $3.4 million in pension withdrawal liability, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company also recognized from inception through September 30, 2018 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
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
The Company estimates that it will recognize approximately $4.9 million of pre-tax restructuring charges by the end of fiscal 2019 consisting of approximately $2.7 million in employee-related costs and contractual termination payments, including severance, prorated bonuses for bonus eligible employees and outplacement services, and $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan.
Expenses related to the DSD Restructuring Plan in the three months ended September 30, 2018 and 2017 consisted of $1.0 million and $24,000, respectively, in employee-related costs and $0.2 million and $0.1 million, respectively, in other related costs. Since the adoption of the DSD Restructuring Plan through September 30, 2018, the Company has recognized a total of $4.2 million in aggregate cash costs including $2.3 million in employee-related costs, and $1.9 million in other related costs. As of September 30, 2018, the Company had paid a total of $3.4 million of these costs, and had a balance of $0.8 million in DSD Restructuring Plan-related liabilities on the Company’s condensed consolidated balance sheet. The remaining costs are expected to be incurred in the remainder of fiscal 2019.
Note 6. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2 to the consolidated financial statements in the 2018 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2018 and June 30, 2018:

(In thousands)	September 30, 2018	June 30, 2018
Derivative instruments designated as cash flow hedges:
Long coffee pounds	48,900	40,913
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	2,463	2,546
Less: Short coffee pounds	(37)	—
Total	51,326	43,459
Coffee-related derivative instruments designated as cash flow hedges outstanding as of September 30, 2018 will expire within 18 months.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	September 30, 2018	June 30, 2018	September 30, 2018	June 30, 2018
(In thousands)
Financial Statement Location:
Short-term derivative assets(1):
Coffee-related derivative instruments	$10	$—	$44	$—
Long-term derivative assets(2):
Coffee-related derivative instruments	$12	$—	$—	$—
Short-term derivative liabilities(1):
Coffee-related derivative instruments	$6,527	$3,081	$771	$219
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$553	$386	$—	$—
________________
(1) Included in “Short-term derivative liabilities” on the Company’s condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” on the Company’s condensed consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses on coffee-related derivative instruments designated as cash flow hedges, as recognized in accumulated other comprehensive income (loss) “AOCI” and “Cost of goods sold” (prior period amounts have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3).

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2018	2017
Net losses recognized in AOCI	$(8,193)	$(359)	AOCI
Net (losses) gains recognized in earnings	$(1,962)	$1,266	Costs of goods sold
For the three months ended September 30, 2018 and 2017, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net gains on derivative instruments and investments in the Company’s condensed consolidated statements of cash flows also include net gains and losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended September 30, 2018 and 2017. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017
Net (losses) gains on coffee-related derivative instruments(1)	$(1,105)	$97
Net losses on investments	—	(9)
Non-operating pension and other postretirement benefit plans cost(2)	1,763	1,663
Other losses, net	(1)	(1)
Other, net	$657	$1,750
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2018 and 2017.
(2) Presented in accordance with newly implemented ASU 2017-07. See Note 2.

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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2018	Derivative Assets	$66	$(66)	$—	$—
	Derivative Liabilities	$7,851	$(66)	$2,628	$5,157
June 30, 2018	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$3,686	$—	$—	$3,686
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2018, $(11.5) million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2018. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. At September 30, 2018 and June 30, 2018 approximately 95% and 94% of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2018
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities(1)	$7,058	$—	$7,058	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(1)	$727	$—	$727	$—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2018
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities(1)	$3,467	$—	$3,467	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(1)	$219	$—	$219	$—
____________________

(1)	The Company’s coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
Note 8. Accounts Receivable, Net

(In thousands)	September 30, 2018	June 30, 2018
Trade receivables	$60,595	$54,547
Other receivables(1)	3,215	4,446
Allowance for doubtful accounts	(1,306)	(495)
Accounts receivable, net	$62,504	$58,498
__________
(1) At September 30, 2018 and June 30, 2018, respectively, the Company had recorded $0.6 million and $0.3 million, in “Other receivables” included in “Accounts receivable, net” on its condensed consolidated balance sheets representing earnout receivable from Harris Spice Company.
Note 9. Inventories

(In thousands)	September 30, 2018	June 30, 2018
Coffee
Processed	$34,179	$26,882
Unprocessed	43,531	37,097
Total	$77,710	$63,979
Tea and culinary products
Processed	$32,122	$32,406
Unprocessed	102	1,161
Total	$32,224	$33,567
Coffee brewing equipment parts	$5,638	$6,885
Total inventories	$115,572	$104,431

In addition to product cost, inventory costs include expenditures such as direct labor and certain supply, freight, warehousing, overhead variances, PPVs and other expenses incurred in bringing the inventory to its existing condition and location. See Note 3. The “Unprocessed” inventory values as stated in the above table represent the value of raw materials and the “Processed” inventory values represent all other products consisting primarily of finished goods.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10. Property, Plant and Equipment

(In thousands)	September 30, 2018	June 30, 2018
Buildings and facilities	$108,614	$108,590
Machinery and equipment	240,436	231,581
Equipment under capital leases	1,370	1,408
Capitalized software	25,016	24,569
Office furniture and equipment	13,733	13,721
	$389,169	$379,869
Accumulated depreciation	(214,249)	(209,498)
Land	16,218	16,218
Property, plant and equipment, net	$191,138	$186,589
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $4.3 million and $2.2 million in the three months ended September 30, 2018 and 2017, respectively. Depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold was $2.2 million and $2.1 million in the three months ended September 30, 2018 and 2017, respectively.
Note 11. Goodwill and Intangible Assets
There were no changes to the carrying value of goodwill in the three months ended September 30, 2018. The carrying value of goodwill at September 30, 2018 and June 30, 2018 was $36.2 million.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

	September 30, 2018		June 30, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$33,003	$(13,473)	$33,003	$(12,903)
Non-compete agreements	220	(91)	220	(81)
Recipes	930	(254)	930	(221)
Trade name/brand name	510	(318)	510	(271)
Total amortized intangible assets	$34,663	$(14,136)	$34,663	$(13,476)
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives	$10,328	$—	$10,328	$—
Total unamortized intangible assets	$10,328	$—	$10,328	$—
Total intangible assets	$44,991	$(14,136)	$44,991	$(13,476)
Aggregate amortization expense for the three months ended September 30, 2018 and 2017 was $0.7 million and $0.3 million, respectively.
Note 12. Employee Benefit Plans
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 31,
	2018	2017
(In thousands)
Service cost	$—	$—
Interest cost	1,426	1,432
Expected return on plan assets	(1,485)	(1,456)
Amortization of net loss(1)	370	418
Net periodic benefit cost	$311	$394
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
On July 1, 2018, the Company adopted ASU 2017-07, which impacted the presentation of the components of net periodic benefit cost in the condensed consolidated statements of income. Net periodic benefit cost, other than the service cost component, is retrospectively included in “Interest expense” and “Other, net” in the condensed consolidated statements of income. See Note 2.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	Fiscal
	2019	2018
Discount rate	4.05%	3.80%
Expected long-term return on plan assets	6.75%	6.75%

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
On October 30, 2017, counsel to the Company received written confirmation that the WCT Pension Trust will be retracting its claim, stated in its letter to the Company dated July 10, 2017 (the “WCT Pension Trust Letter”), that certain of the Company’s employment actions in 2015 resulting from the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP.  The written confirmation stated that the WCT Pension Trust has determined that a partial withdrawal did not occur in 2015 and further stated that the withdrawal liability assessment has been rescinded.  This rescinding of withdrawal liability assessment applied to Company employment actions in 2015 with respect to the bargaining units that were specified in the WCT Pension Trust Letter.
The Company received a letter dated July 10, 2018 from the WCT Pension Trust assessing withdrawal liability against the Company for a share of the WCTPP unfunded vested benefits, on the basis claimed by the WCT Pension Trust that employment actions by the Company in 2016 in connection with the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP. As of September 30, 2018, the Company has agreed with the WCT Pension Trust’s assessment of pension withdrawal liability in the amount of $3.4 million, including interest. This amount is payable in monthly installments of $190,507 over 18 months, commencing September 10, 2018. See Note 20.
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. The Company is in the process of negotiating a reduced liability amount. The present value of the Company’s estimated withdrawal liability at September 30, 2018 and June 30, 2018 was $3.0 million and $3.8 million, respectively, which amount is recorded on the Company’s condensed consolidated balance sheets in “Other current liabilities” with the expectation of paying off the liability in fiscal 2019.
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
The Company recorded matching contributions of $0.5 million in operating expenses in each of the three months ended September, 2018 and 2017.
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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three months ended September 30, 2018 and 2017. Net periodic postretirement benefit cost for the three months ended September 30, 2018 was based on employee census information and asset information as of June 30, 2018.

	Three Months Ended September 30,
	2018	2017
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$133	$152
Interest cost	222	209
Amortization of net gain	(209)	(210)
Amortization of prior service credit	(439)	(439)
Net periodic postretirement benefit credit	$(293)	$(288)
On July 1, 2018, the Company adopted ASU 2017-07, which impacted the presentation of the components of net periodic postretirement benefit cost in the condensed consolidated statements of income. Net periodic postretirement benefit cost, other than the service cost component, is retrospectively included in “Interest expense” and “Other, net” in the condensed consolidated statements of income. See Note 2.
Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Fiscal
	2019	2018
Retiree Medical Plan discount rate	4.25%	4.13%
Death Benefit discount rate	4.25%	4.12%

Note 13. Revolving Credit Facility
On November 6, 2018, the Company entered into a new $150.0 million senior secured revolving credit facility (the “New Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The New Revolving Facility includes an accordion feature whereby the Company may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Under the New Revolving Facility, the Company is subject to a variety of affirmative and negative covenants of types customary in a senior secured lending facility, including financial covenants relating to leverage and interest expense coverage. The Company is allowed to pay dividends, provided, among other things, a total net leverage ratio is met, and no default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The New Revolving Facility matures on November 6, 2023, subject to the ability for the Company (subject to certain conditions) to agree with lenders who so consent to extend the maturity date of the commitments of such consenting lenders for a period of one year, such option being exercisable not more than two times during the term of the facility.
The New Revolving Facility replaced, by way of amendment and restatement, the Company’s senior secured revolving credit facility (the “Prior Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank, with revolving commitments of $125.0 million as of September 30, 2018 and $135.0 million as of October 18, 2018 (the “Third Amendment Effective Date”), subject to an accordion feature. Under the Prior Revolving Facility, as amended, advances were based on the Company’s eligible accounts receivable, eligible inventory, eligible equipment, the value of certain real property and trademarks, and an amount based on the lesser of $10.0 million (subject to monthly reduction) and the sum of certain eligible accounts and eligible inventory, less required reserves. The commitment fee was a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations were collateralized by all of the Company’s and guarantors’ assets, excluding, amongst other things, certain real property not included in the borrowing base. Borrowings under the Prior Revolving Facility bore interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%; provided, that, after the Third Amendment Effective Date, (i) until March 31, 2019 the applicable rate was PRIME + 0.25% or Adjusted LIBO Rate + 1.75%; and (ii) loans up to certain formula amounts were subject to an additional margin ranging from 0.375% to 0.50%. The Prior Revolving Credit Facility included a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to the maintenance of a fixed charge coverage ratio, and provided for customary events of default.
At September 30, 2018, the Company was eligible to borrow up to a total of $125.0 million under the Prior Revolving Facility and had outstanding borrowings of $101.8 million and utilized $2.0 million of the letters of credit sublimit. At September 30, 2018, the weighted average interest rate on the Company’s outstanding borrowings under the Prior Revolving Facility was 3.84% and the Company was in compliance with all of the restrictive covenants under the Prior Revolving Facility.
Note 14. Share-based Compensation
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of September 30, 2018, there were 958,393 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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
Non-qualified stock options with time-based vesting (“NQOs”)
In the three months ended September 30, 2018, the Company granted no shares issuable upon the exercise of NQOs.
The following table summarizes NQO activity for the three months ended September 30, 2018:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2018	161,324	26.82	9.24	5.1	741
Granted	—	—	—	—	—
Exercised	(24,345)	11.81	5.54	—	398
Cancelled/Forfeited	—	—	—	—	—
Outstanding at September 30, 2018	136,979	29.49	9.90	5.5	223
Vested and exercisable at September 30, 2018	16,818	13.72	6.16	1.5	223
Vested and expected to vest at September 30, 2018	130,620	29.38	9.88	5.5	223
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $26.40 at September 28, 2018 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the three months ended September 30, 2018 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
During the three months ended September 30, 2018, no NQOs vested and 24,345 NQOs were exercised. The Company received $0.3 million and $0.0 million in proceeds from exercises of vested NQOs in the three months ended September 30, 2018 and 2017, respectively.
At September 30, 2018 and June 30, 2018, respectively, there was $0.9 million and $1.0 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at September 30, 2018 is

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for NQOs in the three months ended September 30, 2018 and 2017 was $97,000 and $2,000, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the three months ended September 30, 2018, the Company granted no shares issuable upon the exercise of PNQs.
The following table summarizes PNQ activity for the three months ended September 30, 2018:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2018	300,708	27.08	10.89	4.00	1,207
Granted	—	—	—	—	—
Exercised	(1,697)	22.66	10.29	—	9
Cancelled/Forfeited	(1,563)	30.34	11.45	—	—
Outstanding at September 30, 2018	297,448	27.09	10.89	3.79	530
Vested and exercisable at September 30, 2018	220,058	25.53	10.71	3.46	530
Vested and expected to vest at September 30, 2018	295,793	27.06	10.89	3.79	530

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $26.40 at September 28, 2018 and $30.55 at June 29, 2018 representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the three months ended September 30, 2018 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
During the three months ended September 30, 2018, no PNQs vested and 1,697 PNQs were exercised. The Company received $38,455 and $0 in proceeds from exercises of vested PNQs in the three months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, the Company met the performance targets for the fiscal 2016 PNQ awards and the fiscal 2015 PNQ awards.
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
At September 30, 2018 and June 30, 2018, there was $0.4 million and $0.5 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at September 30, 2018 is expected to be recognized over the weighted average period of 0.8 years. Total compensation expense related to PNQs in the three months ended September 30, 2018 and 2017 was $0.1 million and $0.2 million, respectively.
Restricted Stock
During the three months ended September 30, 2018, the Company granted no shares of restricted stock.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the three months ended September 30, 2018:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2018	14,958	33.48	1.7	457
Granted	—	—	—	—
Vested/Released	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding and nonvested at September 30, 2018	14,958	33.48	0.4	395
Expected to vest at September 30, 2018	14,663	33.50	0.4	387

The aggregate intrinsic values of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $26.40 at September 28, 2018 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal periods. Restricted stock that is expected to vest is net of estimated forfeitures.
At September 30, 2018 and June 30, 2018, there was $0.1 million and $0.3 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2018 is expected to be recognized over the weighted average period of 0.7 years. Total compensation expense for restricted stock was $103,000 and $33,000 in the three months ended September 30, 2018 and 2017, respectively.
Performance-Based Restricted Stock Units (“PBRSUs”)
During the three months ended September 30, 2018, the Company granted no PBRSUs.
The following table summarizes PBRSU activity for the three months ended September 30, 2018:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2018	35,732	31.70	3.4	1,092
Granted	—	—	—	—
Vested/Released	—	—	—	—
Cancelled/Forfeited	—	—	—	—
Outstanding and nonvested at September 30, 2018	35,732	31.70	2.1	943
Expected to vest at September 30, 2018	32,197	31.70	2.1	850
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.

The aggregate intrinsic value of PBRSUs outstanding at September 30, 2018 represents the total pretax intrinsic value, based on the Company’s closing stock price of $26.40 at September 28, 2018 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal periods. PBRSUs that are expected to vest are net of estimated forfeitures.
At September 30, 2018 and June 30, 2018, there was $0.8 million and $0.9 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at September 30, 2018 is expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for PBRSUs was $82,000 and $0 for the three months ended September 30, 2018 and 2017, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2018	June 30, 2018
Long-term obligations under capital leases	$46	$58
Derivative liabilities—noncurrent	541	386
Multiemployer Plan Holdback—Boyd Coffee	1,056	1,056
Cumulative preferred dividends, undeclared and unpaid—noncurrent	418	312
Other long-term liabilities	$2,061	$1,812

Note 16. Income Taxes
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
The Company’s effective tax rates for the three months ended September 30, 2018 and 2017 were 30.1% and 41.3%, respectively. The effective tax rate for the three months ended September 30, 2017 has been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3. The effective tax rates for the three months ended September 30, 2018 and 2017 varied from the federal statutory rates of 21.0% and 35.0%, respectively, primarily due to state income tax expense.
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
As of September 30, 2018 and June 30, 2018 the Company had no unrecognized tax benefits.
Note 17. Net (Loss) Income Per Common Share
Computation of net (loss) income per share (“EPS”) for the three months ended September 30, 2018 excludes the dilutive effect of 434,427 shares issuable under stock options, 35,732 PBRSUs and 397,215 shares issuable upon the assumed conversion of the outstanding Series A Preferred Stock because the Company incurred a net loss in the three months ended September 30, 2018 so their inclusion would be anti-dilutive.
Computation of EPS for the three months ended September 30, 2017 includes the dilutive effect of 101,740 shares issuable under stock options with exercise prices below the closing price of the Company’s common stock on the last trading day of the three months ended September 30, 2017, but excludes the dilutive effect of 765 shares issuable under stock options with exercise prices above the closing price of the Company’s common stock on the last trading day of the three months ended September 30, 2017 because their inclusion would be anti-dilutive.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2018	2017(1)
Undistributed net (loss) income available to common stockholders	$(3,115)	$840
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(3)	1
Net (loss) income available to common stockholders—basic	$(3,118)	$841

Weighted average common shares outstanding—basic	16,886,718	16,699,822
Effect of dilutive securities:
Shares issuable under stock options	—	101,740
Shares issuable PBRSUs	—	—
Shares issuable under convertible preferred stock	—	—
Weighted average common shares outstanding—diluted	16,886,718	16,801,562
Net (loss) income per common share available to common stockholders—basic	$(0.18)	$0.05
Net (loss) income per common share available to common stockholders—diluted	$(0.18)	$0.05
___________
(1) Prior period amounts have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3.
Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
Series A Convertible Participating Cumulative Perpetual Preferred Stock
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. The Series A Preferred Stock (a) pays a dividend, when, as and if declared by the Company’s Board of Directors, of 3.5% APR of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and (c) has a conversion premium of $38.32. Dividends may be paid in cash. The Company accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At September 30, 2018, the Company had undeclared and unpaid preferred dividends of $521,292 on 14,700 issued and outstanding shares of Series A Preferred Stock. Series A Preferred Stock is a participating security and has rights to earnings that otherwise would have been available to holders of the Company’s common stock. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock and are entitled to share in the dividends on the Company’s common stock, when declared. Each share of Series A Preferred Stock is convertible into the number of shares of the Company’s common stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations) equal to the stated value per share of Series A Preferred Stock divided by the conversion price of $38.32. Series A Preferred Stock is a perpetual stock and is not redeemable at the election of the Company or any holder. Based on its characteristics, the Company classified Series A Preferred Stock as permanent equity.
Series A Preferred Stock is carried on the Company’s consolidated balance sheets at the amount recorded at inception until converted. The Company has the right, exercisable at its election any time on or after October 2, 2018, to convert all but not less than all of the outstanding Series A Preferred Stock if the last reported sale price per share of the Company’s common stock exceeds the conversion price of $38.32 on each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the trading day immediately prior to the date the Company sends the mandatory conversion notice. The holder may convert 4,200 shares of the Series A Preferred Stock beginning October 2, 2018, an additional 6,300 shares of the Series A Preferred Stock beginning October 2, 2019, and the remaining shares of the Series A Preferred Stock beginning October 2, 2020. The Series A Preferred Stock (and any underlying shares of the Company’s common stock) are subject to transfer restrictions beginning on October 2, 2017, and ending on, and including, the earlier of (x) the conversion date for a mandatory conversion, (y) the conversion date for an elective conversion in accordance with the Certificate of Designations, and (z) October 2, 2020; provided, that, the holder may transfer to a shareholder of the holder so long as such transfer is not a transfer of value and such shareholder agrees in writing to be bound by the transfer restrictions.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Notwithstanding the foregoing, additional transfer restrictions exist until the holder, Boyd Coffee, has terminated its defined benefit plan and all plan assets thereunder have been timely distributed in accordance with all applicable Internal Revenue Service and Pension Benefit Guaranty Corporation requirements.
At September 30, 2018, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,035	$15,221	$521	$15,221

Note 19. Revenue Recognition
On July 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective method for all contracts not completed as of the date of adoption. Adoption of ASU 2014-09 did not have a material effect on the results of operations, financial position or cash flows of the Company. See Note 2.
The Company’s primary source of revenue are sales of coffee, tea and culinary products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales.
The Company delivers products to customers primarily through two methods, direct-store-delivery to the Company’s customers at their place of business and direct ship from the Company’s warehouse to the customer’s warehouse or facility. Each delivery or shipment made to a third party customer is considered to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.
ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), provides certain practical expedients in order to ease the burden of implementation. The Company elected to apply the practical expedient related to applying the guidance to a portfolio of contracts with similar characteristics as the Company does not expect the effects on its condensed consolidated financial statements to differ materially from applying the guidance to the individual contracts within that portfolio. As DSD customers generally sign a standard form of contract, the Company believes that each contract in the DSD portfolio shares similar characteristics and would not result in a material difference when evaluated on an individual basis, therefore the Company adopted the practical expedient and applied one accounting treatment to the entire portfolio of DSD contracts.
In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended September 30,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$95,355	65%	$82,883	63%
Coffee (Frozen Liquid)	8,556	6%	7,824	6%
Tea (Iced & Hot)	8,904	6%	7,672	6%
Culinary	15,994	11%	13,763	10%
Spice	6,157	4%	6,274	5%
Other beverages(1)	11,626	8%	12,606	9%
Net sales by product category	146,592	100%	131,022	99%
Fuel surcharge	848	—%	691	1%
Net sales	$147,440	100%	$131,713	100%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
Contract assets and liabilities are immaterial. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At September 30, 2018 and June 30, 2018, “Accounts receivable, net” included, $60.6 million and $54.5 million, respectively, in receivables from contracts with customers.
Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 24, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2018 Form 10-K. During the three months ended September 30, 2018, other than the following, there were no material changes in the Company’s commitments and contingencies.
Expansion Project Contract
On February 9, 2018, the Company and The Haskell Company (“Haskell”) entered into Task Order No. 6 pursuant to the Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition) dated October 23, 2017. The Standard Form of Agreement serves as a master service agreement (“MSA”) between the Company and Haskell and does not contain any actual work scope or compensation amounts, but instead contemplates a number of project specific task orders (the “Task Orders”) to be executed between the parties, which will define the scope and price for particular projects to be performed under the pre-negotiated terms and conditions contained in the MSA. The MSA expires on December 31, 2021 (provided that any Task Order that is not finally complete at such time will remain in effect until completion).
Task Order 6 covers the expansion of the Company’s production lines in the New Facility (the “Expansion Project”) including expanding capacity to support the transition of acquired business volumes. Task Order 6 includes (i) pre-construction services to define the Company’s criteria for the industrial capacity Expansion Project, (ii) specialized industrial design services for the Expansion Project, (iii) specialty industrial equipment procurement and installation, and (iv) all construction services necessary to complete any modifications to the New Facility in order to accommodate the production line expansion, and to provide power to that expanded production capability. While the Company and Haskell have previously executed Task Orders 1-5, Task Order 6 includes the work and services to be performed under Task Orders 1-5 and, accordingly, Task Orders 1-5 have been superseded and voided by Task Order 6.
Task Order 6 is a guaranteed maximum price contract. Specifically, the maximum price payable by the Company to Haskell under Task Order 6 for all of Haskell’s services, equipment procurement and installation, and construction work in connection with the Expansion Project is $19.3 million. In the three months ended September 30, 2018, the Company paid $2.3 million for machinery and equipment expenditures associated with the Expansion Project. Since inception of the contract through September 30, 2018, the Company has paid a total of $13.0 million, with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in the remainder of fiscal 2019. See Note 10.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Pension Plan Obligations
The Company received a letter dated July 10, 2018 from the WCT Pension Trust assessing withdrawal liability against the Company for a share of the WCTPP unfunded vested benefits, on the basis claimed by the WCT Pension Trust that employment actions by the Company in 2016 in connection with the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP. As of September 30, 2018, the Company has agreed with the WCT Pension Trust’s assessment of pension withdrawal liability in the amount of $3.4 million, including interest. This amount is payable in monthly installments of $190,507 over 18 months, commencing September 10, 2018. As of September 30, 2018, the Company has paid $0.2 million and has outstanding contractual obligations of $3.2 million relating to this obligation.
Borrowings Under Revolving Credit Facility
At September 30, 2018, the Company had outstanding borrowings of $101.8 million under the Prior Revolving Facility, as compared to outstanding borrowings of $89.8 million under the Prior Revolving Credit Facility at June 30, 2018.
Purchase Commitments
As of September 30, 2018, the Company had committed to purchase green coffee inventory totaling $58.0 million under fixed-price contracts, and other purchases totaling $17.3 million under non-cancelable purchase orders.
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
The JDG filed a pleading responding to claims and asserting affirmative defenses on January 22, 2013. The Court initially limited discovery to the four largest defendants, so the Company was not initially required to participate in discovery. The Court decided to handle the trial in two “phases,” and the “no significant risk level” defense, the First Amendment defense, and the federal preemption defense were tried in the first phase. Trial commenced on September 8, 2014, and testimony completed on November 4, 2014, for the three “Phase 1” defenses.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In December 2016, discovery resumed for all defendants. Depositions of “person most knowledgeable” witnesses for each defendant in the JDG commenced in late December and proceeded through early 2017, followed by new interrogatories served upon the defendants. The Court set a fact and discovery cutoff of May 31, 2017 and an expert discovery cutoff of August 4, 2017. Depositions of expert witnesses were completed by the end of July 2017. On July 6, 2017, the Court held hearings on a number of discovery motions and denied Plaintiff’s motion for sanctions as to all the defendants.
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
At the September 6, 2018 hearing, the Court denied the JDG’s First Amendment motion, and denied the motion to stay pending conclusion of OEHHA’s rulemaking process. The Plaintiff agreed to have the permanent injunction motion continued until after the remedies phase of the trial. The Court set the “Phase 3” remedies trial phase to begin on October 15, 2018.
On September 20, 2018, the JDG filed a writ petition with the California Court of Appeals, Second Appellate District, to set aside the lower court’s order denying the JDG’s motion to renew or reopen its First Amendment defense to the imposition of a cancer warning for their coffee products, or, alternatively, to set aside its order dated September 6, 2018, denying the JDG’s motion to stay this action pending adoption by the OEHHA of the proposed regulation. On October 12, 2018, the Court of Appeals issued a Temporary Stay Order. The Temporary Stay Order ordered the Phase 3 remedies trial be stayed until further notice and did not address the JDG’s First Amendment defense petition. The Court of Appeals also required the JDG to provide a written status update by January 15, 2019. Following the issuance of the Court of Appeal’s Temporary Stay Order, on October 15, 2018, the trial court issued a Notice of Court’s Ruling staying any further proceedings, including both remedies and liability, pending a ruling by the Court of Appeals.

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
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018 (the “2018 Form 10-K”).  These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the success of the Corporate Relocation Plan, the timing and success of implementation of the DSD Restructuring Plan, the Company’s success in consummating acquisitions and integrating acquired businesses, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period.

Overview
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We operate in one business segment.
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer branded coffee and tea products, and foodservice distributors. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible.
Our product categories consist of a robust line of roasted coffee, including organic, Direct Trade, Project D.I.R.E.C.T. and other sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products including gelatins and puddings, soup bases, dressings, gravy and sauce mixes, pancake and biscuit mixes, jellies and preserves, and coffee-related products such as coffee filters, sugar and creamers; spices; and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value-added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Northlake, Texas (the “New Facility”); Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake, Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona. Our products reach our customers primarily in the following ways: through our nationwide Direct Store Delivery (“DSD”) network of 389 delivery routes and 111 branch warehouses as of September 30, 2018, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.
Results of Operations
Changes in Accounting Principles and Corrections to Previously Issued Financial Statements
As discussed in Note 3, Change in Accounting Principles and Corrections to Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, prior period amounts recorded in our condensed consolidated financial statements have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements, and the adoption of new accounting standards in the three months ended September 30, 2018 that required retrospective application. The discussion of our results of operations for the three months ended September 30, 2017 set forth below reflects these retrospective adjustments.
Financial Highlights

•	Volume of green coffee pounds processed and sold increased 9.6% in the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

•	Gross profit increased $2.2 million to $48.2 million in the three months ended September 30, 2018 from $46.1 million in the three months ended September 30, 2017.

•	Gross margin decreased to 32.7% in the three months ended September 30, 2018, from 35.0% in the three months ended September 30, 2017.

•
Loss from operations was $(2.1) million in the three months ended September 30, 2018 as compared to income from operations of $1.8 million in the three months ended September 30, 2017. The change in (loss) income from operations between the periods was primarily due to restructuring and other transition expenses of $4.5 million in the three months ended September 30, 2018.

•
Net loss available to common stockholders was $(3.1) million, or $(0.18) per common share available to common stockholders—diluted, in the three months ended September 30, 2018, compared to net income available to common stockholders of $0.8 million, or $0.05 per common share available to common stockholders—diluted, in the three months ended September 30, 2017.

•
EBITDA decreased (49.4)% to $4.7 million and EBITDA Margin was 3.2% in the three months ended September 30, 2018, as compared to EBITDA of $9.2 million and EBITDA Margin of 7.0% in the three months ended September 30, 2017.

•
Adjusted EBITDA decreased (11.5)% to $11.0 million and Adjusted EBITDA Margin was 7.5% in the three months ended September 30, 2018, as compared to Adjusted EBITDA of $12.5 million and Adjusted EBITDA Margin of 9.5% in the three months ended September 30, 2017.

•
(* EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See Non-GAAP Financial Measures below for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.)

Net Sales
Net sales in the three months ended September 30, 2018 increased $15.7 million, or 11.9%, to $147.4 million from $131.7 million in the three months ended September 30, 2017 due to a $12.5 million increase in net sales of roasted coffee products, a $2.2 million increase in net sales of culinary products, a $1.2 million increase in net sales of tea products, and a $0.7 million increase in net sales of frozen liquid coffee, offset by a $(1.0) million decrease in net sales of other beverages and a $(0.1) million decrease in net sales of spice products. The increase in net sales was primarily due to the addition of the Boyd Business which added a total of $20.5 million to net sales, offset by a $(4.8) million decline in our base business driven largely by lower volume on a few large direct ship customers and the impact of pricing to our cost plus customers. Net sales in the three months ended September 30, 2018 included $(2.0) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $0.9 million in price increases to customers utilizing such arrangements in the three months ended September 30, 2017.
The change in net sales in the three months ended September 30, 2018 compared to the same period in the prior fiscal year was due to the following:

(In millions)	Three Months Ended September 30, 2018 vs. 2017
Effect of change in unit sales	$14.0
Effect of pricing and product mix changes	1.7
Total increase in net sales	$15.7
Unit sales increased 10.5% and average unit price increased by 1.2% in the three months ended September 30, 2018 as compared to the same period in the prior fiscal year, resulting in an increase in net sales of 11.9%. The increase in unit sales was primarily due to a 9.6% increase in unit sales of roasted coffee products, which accounted for approximately 65% of total net sales, a 17.6% increase in unit sales of culinary products, which accounted for approximately 11% of total net sales, a 17.4% increase in unit sales of other beverages, which accounted for approximately 8% of total net sales, a 71.2% increase in unit sales of frozen liquid coffee products, which accounted for approximately 6% of total net sales, and a 6.7% increase in unit sales of tea products, which accounted for approximately 6% of total net sales, offset by a (7.7)% decrease in unit sales of spice products, which accounted for approximately 4% of total net sales. The increase in unit sales was primarily due to the addition of the Boyd Business which increased net sales by $20.5 million in the three months ended September 30, 2018. In the three months ended September 30, 2018, we processed and sold approximately 25.4 million pounds of green coffee as compared to approximately 23.2 million pounds of green coffee processed and sold in the three months ended September 30, 2017. There were no new product category introductions in the three months ended September 30, 2018 or 2017 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended September 30,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$95,355	65%	$82,883	63%
Coffee (Frozen Liquid)	8,556	6%	7,824	6%
Tea (Iced & Hot)	8,904	6%	7,672	6%
Culinary	15,994	11%	13,763	10%
Spice	6,157	4%	6,274	5%
Other beverages(1)	11,626	8%	12,606	9%
Net sales by product category	146,592	100%	131,022	99%
Fuel surcharge	848	—%	691	1%
Net sales	$147,440	100%	$131,713	100%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
Cost of Goods Sold
Cost of goods sold in the three months ended September 30, 2018 increased $13.6 million, or 15.9%, to $99.2 million, or 67.3% of net sales, from $85.6 million, or 65.0% of net sales, in the three months ended September 30, 2017. The increase in cost of goods sold was primarily due to the addition of the Boyd Business, increasing cost of goods sold by $14.3 million. The average Arabica “C” market price of green coffee decreased 7.8% in the three months ended September 30, 2018.

Gross Profit
Gross profit in the three months ended September 30, 2018 increased $2.2 million, or 4.7%, to $48.2 million from $46.1 million in the three months ended September 30, 2017 and gross margin decreased to 32.7% in the three months ended September 30, 2018 from 35.0% in the three months ended September 30, 2017. The increase in gross profit was primarily due to the addition of the Boyd Business, while the decrease in gross margin was primarily due to a lower gross margin rate on the Boyd Business, higher coffee brewing equipment costs associated with increased installation activity during the quarter and higher freight costs.
Operating Expenses
In the three months ended September 30, 2018, operating expenses increased $6.1 million, or 13.7%, to $50.3 million, or 34.1% of net sales, from $44.2 million, or 33.6% of net sales, in the three months ended September 30, 2017, primarily due to a $4.5 million increase in selling expenses and a $4.3 million increase in restructuring and other transition expenses. The increase in operating expenses was partially offset by a $(2.7) million decrease in general and administrative expenses primarily due to a decline in acquisition and integration costs compared to the prior year period of $1.4 million.
The increase in selling expenses during the three months ended September 30, 2018 was primarily driven by the addition of the Boyd Business which added $4.3 million to selling expenses exclusive of related depreciation and amortization expense, and an increase of $0.5 million in depreciation and amortization expense.
Restructuring and other transition expenses in the three months ended September 30, 2018 increased $4.3 million, as compared to the same period in the prior fiscal year. This increase included $3.4 million, including interest, assessed by the Western Conference of Teamsters Pension Trust (the “WC Pension Trust”) in the three months ended September 30, 2018, representing the Company’s share of the Western Conference of Teamsters Pension Plan (“WCTPP”) unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan. In addition, in the three months ended September 30, 2018, we incurred $1.1 million in restructuring and other transition expenses, primarily employee-related costs, associated with the DSD Restructuring Plan.
(Loss) Income from Operations
Loss from operations in the three months ended September 30, 2018 was $(2.1) million as compared to income from operations of $1.8 million in the three months ended September 30, 2017.
Loss from operations in the three months ended September 30, 2018 was primarily driven by higher selling expenses, primarily due to the addition of the Boyd Business, and higher restructuring and other transition expenses related to the withdrawal liability from the WCTPP associated with the Corporate Relocation Plan and employee-related costs associated with the DSD Restructuring Plan, partially offset by lower general and administrative expenses primarily due to lower acquisition and integration costs.
Total Other Expense
Total other expense in the three months ended September 30, 2018 was $(2.2) million compared to $(0.4) million in the three months ended September 30, 2017. The change in total other expense in the three months ended September 30, 2018 was primarily a result of higher net losses on coffee-related derivative instruments and higher interest expense.
Net losses on coffee-related derivative instruments in the three months ended September 30, 2018 were $(1.1) million compared to net gains of $0.1 million in the prior year period due to mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges.
Interest expense in the three months ended September 30, 2018 was $2.9 million as compared to $2.2 million in the prior year period primarily due to higher outstanding borrowings on our revolving credit facility.
Interest expense included $1.6 million in each of the three months ended September 30, 2018 and 2017, and Other, net included $1.8 million and $1.7 million in the three months ended September 30, 2018 and 2017, respectively, resulting from the adoption of ASU 2017-07. See Note 2, Summary of Significant Accounting Policies-Recently Adopted Accounting Standards, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Income Taxes
In the three months ended September 30, 2018, we recorded income tax benefit of $(1.3) million compared to income tax expense of $0.6 million in the three ended September 30, 2017. The decrease in income tax expense was primarily a result of the change in net (loss) income. As of June 30, 2018, our net deferred tax assets totaled $39.3 million.  In the three months ended September 30, 2018, our net deferred tax assets increased by $2.9 million to $42.2 million.
We cannot conclude that certain state net operating loss carryforwards and tax credit carryovers will be utilized before expiration. Accordingly, we will maintain a valuation allowance of $1.9 million at September 30, 2018 to offset this deferred tax asset. We will continue to monitor all available evidence, both positive and negative, in determining whether it is more likely than not that we will realize our remaining deferred tax assets.
Net (Loss) Income Available to Common Stockholders
As a result of the foregoing factors, net loss was $(3.0) million in the three months ended September 30, 2018 as compared to net income of $0.8 million in the three months ended September 30, 2017. Net loss available to common stockholders was $(3.1) million, or $(0.18) per common share available to common stockholders—diluted, in the three months ended September 30, 2018, compared to net income available to common stockholders of $0.8 million, or $0.05 per common share available to common stockholders—diluted, in the three months ended September 30, 2017.

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
Restructuring and other transition expenses are expenses that are directly attributable to (i) the Corporate Relocation Plan, consisting primarily of employee retention and separation benefits, pension withdrawal expense, facility-related costs and other related costs such as travel, legal, consulting and other professional services; and (ii) the DSD Restructuring Plan, consisting primarily of severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and other related costs, including legal, recruiting, consulting, other professional services, and travel.
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
Prior year periods set forth in the tables below have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements, and the adoption of new accounting standards in the three months ended September 30, 2018 that required retrospective application. See Note 3,

Changes in Accounting Principles and Corrections to Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2018	2017
Net (loss) income, as reported	$(2,986)	$841
Income tax (benefit) expense	(1,287)	592
Interest expense(1)	1,204	523
Depreciation and amortization expense	7,728	7,253
EBITDA	$4,659	$9,209
EBITDA Margin	3.2%	7.0%
____________
(1) Excludes interest expense of $1.6 million in each of the three months ended September 30, 2018 and 2017 resulting from the adoption of ASU 2017-07. See Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2018	2017
Net (loss) income, as reported	$(2,986)	$841
Income tax (benefit) expense	(1,287)	592
Interest expense(1)	1,204	523
Loss from short-term investments	—	7
Depreciation and amortization expense	7,728	7,253
ESOP and share-based compensation expense	963	806
Restructuring and other transition expenses(2)	4,467	120
Net gains from sale of spice assets	(252)	(150)
Net losses from sales of other assets	171	53
Acquisition and integration costs	1,012	2,410
Adjusted EBITDA	$11,020	$12,455
Adjusted EBITDA Margin	7.5%	9.5%
____________
(1) Excludes interest expense of $1.6 million in each of the three months ended September 30, 2018 and 2017 resulting from the adoption of ASU 2017-07. See Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
(2) Includes $3.4 million, including interest, assessed by the WC Pension Trust in the three months ended September 30, 2018, representing the Company’s share of the WCTPP unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan.

Liquidity, Capital Resources and Financial Condition
Revolving Credit Facility
As described in Part II, Item 5, Other Information, of this report, on November 6, 2018 (the “Closing Date”), we entered into a new $150.0 million senior secured revolving credit facility (the “New Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The New Revolving Facility includes an accordion feature whereby we may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Under the New Revolving Facility, we are subject to a variety of affirmative and negative covenants of types customary in a senior secured lending facility, including financial covenants relating to leverage and interest expense coverage. We are allowed to pay dividends, provided, among other things, a total net leverage ratio is met, and no default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The New Revolving Facility matures on November 6, 2023, subject to the ability for the Company (subject to certain conditions) to agree with lenders who so consent to extend the maturity date of the commitments of such consenting lenders for a period of one year, such option being exercisable not more than two times during the term of the facility.
The New Revolving Facility replaced, by way of amendment and restatement, our senior secured revolving credit facility (the “Prior Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank, with revolving commitments of $125.0 million as of September 30, 2018 and $135.0 million as of October 18, 2018 (the “Third Amendment Effective Date”), subject to an accordion feature. Under the Prior Revolving Facility, as amended, advances were based on our eligible accounts receivable, eligible inventory, eligible equipment, the value of certain real property and trademarks, and an amount based on the lesser of $10.0 million (subject to monthly reduction) and the sum of certain eligible accounts and eligible inventory, less required reserves. The commitment fee was a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations were collateralized by all of our assets, excluding, amongst other things, certain real property not included in the borrowing base. Borrowings under the Prior Revolving Facility bore interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%; provided, that, after the Third Amendment Effective Date, (i) until March 31, 2019 the applicable rate was PRIME + 0.25% or Adjusted LIBO Rate + 1.75%; and (ii) loans up to certain formula amounts were subject to an additional margin ranging from 0.375% to 0.50%. The Prior Revolving Credit Facility included a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to the maintenance of a fixed charge coverage ratio, and provided for customary events of default.
At September 30, 2018, we were eligible to borrow up to a total of $125.0 million under the Prior Revolving Facility and had outstanding borrowings of $101.8 million and utilized $2.0 million of the letters of credit sublimit. At September 30, 2018, the weighted average interest rate on our outstanding borrowings under the Prior Revolving Facility was 3.84%. At September 30, 2018, we were in compliance with all of the restrictive covenants under the Prior Revolving Facility.
As of the Closing Date, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $125.0 million and utilized $2.0 million of the letters of credit sublimit. At closing, the interest rate on our outstanding borrowings under the New Revolving Facility was based on the Alternate Base Rate of 5.25% plus 0.5%, subject to adjustment to the Adjusted LIBO Rate plus 1.5% upon commencement of the Interest Period beginning November 9, 2018.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our revolving credit facility described above. In fiscal 2018, we filed a shelf registration statement with the SEC which allows us to issue unspecified amounts of common stock, preferred stock, depository shares, warrants for the purchase of shares of common stock or preferred stock, purchase contracts for the purchase of equity securities, currencies or commodities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $250.0 million. We believe our New Revolving Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 to 18 months.
At September 30, 2018, we had $5.5 million in cash and cash equivalents and $2.6 million in restricted cash on deposit in broker accounts to satisfy margin requirements associated with certain coffee-related derivative instruments resulting from a decline in the “C” market price of green coffee during the three months ended September 30, 2018. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity.
Changes in Cash Flows
We generate cash from operating activities primarily from cash collections related to the sale of our products.
Net cash provided by operating activities was $1.1 million in the three months ended September 30, 2018 compared to net cash provided by operating activities of $7.1 million in the three months ended September 30, 2017. Net cash provided by operating activities in the three months ended September 30, 2018 was primarily due to a higher net loss, increases in accounts payable balances and the provision for doubtful accounts, partially offset by increases in inventory purchases, accounts receivable balances, restructuring and other transition expenses and deferred income taxes. Net cash provided by operating activities in the three months ended September 30, 2017 was due to cash inflows from operating activities primarily from increases in accounts payable balances and accrued payroll expenses and other current liabilities balances offset by cash outflows from increases in inventory purchases, deferred income taxes, and restructuring and other transition expenses. In the three months ended September 30, 2018, we increased the allowance for doubtful accounts by $0.8 million primarily due to the write-off of $0.3 million in bad debts and an increase in aging receivables during the three months ended September 30, 2018.
Net cash used in investing activities in the three months ended September 30, 2018 was $7.7 million as compared to $8.3 million in the three months ended September 30, 2017. In the three months ended September 30, 2018, net cash used in investing activities included $7.7 million used for purchases of property, plant and equipment, including $2.3 million for machinery and equipment relating to the Expansion Project, partially offset by $53,000 in proceeds from sales of property, plant and equipment, primarily equipment. In the three months ended September 30, 2017, net cash used in investing activities included $6.9 million for purchases of property, plant and equipment, $0.8 million in purchases of assets for construction of the New Facility, and $0.6 million in post-closing working capital adjustments paid in connection with the finalization of purchase accounting for the China Mist acquisition, partially offset by $0.1 million in proceeds from sales of property, plant and equipment, primarily real estate.
Net cash provided by financing activities in the three months ended September 30, 2018 was $12.3 million as compared to $2.2 million in the three months ended September 30, 2017. Net cash provided by financing activities in the three months ended September 30, 2018 included $12.0 million in net borrowings under our Prior Revolving Facility, and $0.3 million in proceeds from stock option exercises, partially offset by $53,000 used to pay capital lease obligations. Net cash provided by financing activities in the three months ended September 30, 2017 included $2.4 million in net borrowings under our Prior Revolving Facility, partially offset by $0.2 million used to pay capital lease obligations.
Acquisitions
On October 2, 2017, we acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States, in consideration of cash and preferred stock. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to our product portfolio, improve our growth potential, deepen our distribution footprint and increase our capacity utilization at our production facilities. At closing, for consideration of the purchase, we paid Boyd Coffee $38.9 million in cash from borrowings under our Prior Revolving Facility and issued to Boyd Coffee 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share

(“Series A Preferred Stock”), with a fair value of $11.8 million as of the closing date. Additionally, we held back $3.2 million in cash and 6,300 shares of Series A Preferred Stock, with a fair value of $4.8 million as of the closing date, for the satisfaction of any post-closing working capital adjustments and to secure Boyd Coffee’s (and the other seller parties’) indemnification obligations under the purchase agreement.
In addition to the $3.2 million cash holdback, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer pension plan, which amount is recorded in other long-term liabilities on our condensed consolidated balance sheets at September 30, 2018 and June 30, 2018. Although the purchase price allocation is final, the parties are in the process of determining the final net working capital under the purchase agreement. At September 30, 2018, our best estimate of the post-closing net working capital adjustment is $(8.1) million, which is reflected in the final purchase price allocation.
At closing, the parties entered into a transition services agreement where Boyd Coffee agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. We also entered into a co-manufacturing agreement with Boyd Coffee for a transition period of up to 12 months as we transitioned production into our plants. Amounts paid by the Company to Boyd Coffee for these services totaled $3.7 million in the three months ended September 30, 2018. The transition services and co-manufacturing agreements expired on October 2, 2018.
We incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of legal and consulting expenses and one-time payroll and benefit expenses, of $1.0 million and $2.4 million during the three months ended September 30, 2018 and 2017, respectively, which are included in operating expenses in our condensed consolidated statements of operations.
See Note 4, Acquisitions, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
DSD Restructuring Plan
As a result of an ongoing operational review of various initiatives within our DSD selling organization, in the third quarter of fiscal 2017, we commenced a plan to reorganize our DSD operations in an effort to realign functions into a channel based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). We estimate that we will recognize approximately $4.9 million of pre-tax restructuring charges by the end of fiscal 2019 consisting of approximately $2.7 million in employee-related costs and contractual termination payments, including severance, prorated bonuses for bonus eligible employees and outplacement services, and $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. We expect to complete the DSD Restructuring Plan by the end of fiscal 2019.
Expenses related to the DSD Restructuring Plan in the three months ended September 30, 2018 and 2017 consisted of $1.0 million and $24,000, respectively, in employee-related costs and $0.2 million and $0.1 million, respectively, in other related costs. Since the adoption of the DSD Restructuring Plan through September 30, 2018, we have recognized and paid a total of $4.2 million in aggregate cash costs including $2.3 million in employee-related costs, and $1.9 million in other related costs. The remaining costs are expected to be incurred in the remainder of fiscal 2019. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. See Note 5, Restructuring Plans—Direct Store Delivery (“DSD”) Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Corporate Relocation Plan
In the three months ended September 30, we incurred $3.4 million in restructuring and other transition expenses associated with the assessment by the WCTPP of our share of the WCTPP unfunded benefits due to our partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan. Since the adoption of the Corporate Relocation Plan through September 30, 2018, we have recognized a total of $35.2 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $3.4 million in pension withdrawal liability, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs. We also recognized from inception through September 30, 2018 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. See Note 5, Restructuring Plans—Corporate Relocation Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
New Facility Expansion Project
In the third quarter of fiscal 2018, we commenced a project to expand our production lines (the “Expansion Project”) in the New Facility, including expanding capacity to support the transition of acquired business volumes under a guaranteed maximum price contract of up to $19.3 million. See Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Capital Expenditures
For the three months ended September 30, 2018 and 2017, our capital expenditures paid were as follows:

	Three Months Ended September 30,
(In thousands)	2018	2017
Maintenance:
Coffee brewing equipment	$4,117	$2,164
Building and facilities	—	89
Vehicles, machinery and equipment	570	1,179
Software, office furniture and equipment	775	1,078
Capital expenditures, maintenance	$5,462	$4,510

Expansion Project:
Machinery and equipment	$2,325	$—
Capital expenditures, Expansion Project	$2,325	$—

New Facility Costs
Building and facilities, including land	—	844
Machinery and equipment	—	1,995
Software, office furniture and equipment	—	426
Capital expenditures, New Facility	$—	$3,265

Total capital expenditures	$7,787	$7,775
In fiscal 2019, we anticipate paying the balance of the guaranteed maximum price contract for the Expansion Project of up to $19.3 million, less $13.0 million paid through September 30, 2018, and between $20 million to $22 million in maintenance capital expenditures to replace normal wear and tear of coffee brewing equipment, building and facilities, vehicles, machinery and equipment and software, office furniture and equipment. We expect to finance these expenditures through cash flows from operations and borrowings under our New Revolving Facility described above.
Depreciation and amortization expense was $7.7 million and $7.3 million in the three months ended September 30, 2018 and 2017, respectively. We anticipate our depreciation and amortization expense will be approximately $7.5 million to $8.0 million per quarter in the remainder of fiscal 2019 based on our existing fixed asset commitments and the useful lives of our intangible assets.

Working Capital
At September 30, 2018 and June 30, 2018, our working capital was composed of the following:

	September 30, 2018	June 30, 2018
(In thousands)
Current assets	$194,144	$173,514
Current liabilities(1)	212,962	178,457
Working capital	$(18,818)	$(4,943)
________________
(1) Current liabilities includes short-term borrowings under the Prior Revolving Facility of $101.8 million and $89.8 million as of September 30, 2018 and June 30, 2018, respectively.
Contractual Obligations
During the three months ended September 30, 2018, other than the following, there were no material changes in our contractual obligations.
In the three months ended September 30, 2018, we paid $2.3 million for machinery and equipment expenditures associated with the Expansion Project. Since inception of the contract through September 30, 2018, we have paid a total of $13.0 million, with the balance of up to the guaranteed maximum price of $19.3 million expected to be paid in the remainder of fiscal 2019.
In connection with our partial withdrawal from the WCTPP, we have recorded withdrawal liability of $3.4 million on our condensed consolidated balance sheet at September 30, 2018, with the current portion included in “Other current liabilities” and the long-term portion included in “Accrued pension liabilities.” This amount is payable in monthly installments of $190,507 over 18 months, commencing September 10, 2018. As of September 30, 2018, we have paid $0.2 million and have outstanding contractual obligations of $3.2 million relating to this obligation.
At September 30, 2018, we had outstanding borrowings of $101.8 million under the Prior Revolving Facility, as compared to outstanding borrowings of $89.8 million under the Prior Revolving Credit Facility at June 30, 2018. As described in Part II, Item 5, Other Information, of this report, on November 6, 2018, we entered into the New Revolving Facility.
As of September 30, 2018, we had committed to purchase green coffee inventory totaling $58.0 million under fixed-price contracts and other purchases totaling $17.3 million under non-cancelable purchase orders.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Borrowings under our Prior Revolving Facility bore interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%, %; provided, that, after the Third Amendment Effective Date, (i) until March 31, 2019 the applicable rate was PRIME + 0.25% or Adjusted LIBO Rate + 1.75%; and (ii) loans up to certain formula amounts were subject to an additional margin ranging from 0.375% to 0.50%.
At September 30, 2018, we were eligible to borrow up to a total of $125.0 million under the Prior Revolving Facility and had outstanding borrowings of $101.8 million and utilized $2.0 million of the letters of credit sublimit. The weighted average interest rate on our outstanding borrowings under the Prior Revolving Facility at September 30, 2018 was 3.84%.

The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the Prior Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of September 30, 2018:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$101,807	2.34%	$2,382
–100 basis points	$101,807	2.84%	$2,891
Unchanged	$101,807	3.84%	$3,909
+100 basis points	$101,807	4.84%	$4,927
+150 basis points	$101,807	5.34%	$5,436
As described in Part II, Item 5, Other Information, of this report, on November 6, 2018, we entered into the New Revolving Facility. As of the Closing Date, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $125.0 million and utilized $2.0 million of the letters of credit sublimit. At closing, the interest rate on our outstanding borrowings under the New Revolving Facility was based on the Alternate Base Rate of 5.25% plus 0.5%, subject to adjustment to the Adjusted LIBO Rate plus 1.5% upon commencement of the Interest Period beginning November 9, 2018.
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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended September 30, 2018 and 2017, respectively, we reclassified $(2.0) million in net losses and $1.3 million in net gains on coffee-related derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended September 30, 2018 and 2017, we recorded in “Other, net” net losses of $(1.1) million and net gains of $0.1 million, respectively, on coffee-related derivative instruments not designated as accounting hedges.

The following table summarizes the potential impact as of September 30, 2018 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$267	$(267)	$5,436	$(5,436)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2018. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2018, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 5.	Other Information
Entry Into Material Definitive Agreements; Creation of a Direct Financial Obligation
On November 6, 2018 (the “Closing Date”), the Company, together with its wholly-owned subsidiaries, China Mist Brands, Inc., Boyd Assets Co., Coffee Bean International, Inc. FBC Finance Company and Coffee Bean Holding Co., Inc., entered into: (i) the New Revolving Facility (as defined in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements above); (ii) an amended and restated pledge and security agreement with JPMorgan Chase Bank, N.A. as administrative agent (the “New Pledge and Security Agreement”); and (iii) certain other ancillary documentation in connection with the New Revolving Facility and the New Pledge and Security Agreement.
The New Revolving Facility replaced, by way of amendment and restatement, the Prior Revolving Facility (as defined in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements above). The New Pledge and Security Agreement replaced, by way of amendment and restatement, the existing pledge and security agreement dated as of March 2, 2015 (as amended, restated, supplemented or otherwise modified) between certain of the grantors under the New Pledge and Security Agreement and JPMorgan Chase Bank, N.A. as administrative agent.
The following descriptions of the New Revolving Facility and the New Pledge and Security Agreement do not purport to be complete and are subject to, and qualified in their entirety by reference to the New Revolving Facility and the New Pledge and Security Agreement, copies of which are filed herewith as Exhibits 10.10 and 10.11, respectively, and incorporated herein by reference. Capitalized terms used without definition here are ascribed the meanings given to them in the New Revolving Facility.
The New Revolving Facility includes an accordion feature whereby the Company may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%.
Under the New Revolving Facility, the Company is subject to a variety of affirmative and negative covenants of types customary in a senior secured lending facility, including financial covenants relating to leverage and interest expense coverage. The Company is allowed to pay dividends, provided, among other things, a total net leverage ratio is met, and no default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto.
The New Revolving Facility matures on November 6, 2023, subject to the ability for the Company (subject to certain conditions) to agree with lenders who so consent to extend the maturity date of the commitments of such consenting lenders for a period of one year, such option being exercisable not more than two times during the term of the facility.
As of the Closing Date, the Company was eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $125.0 million and utilized $2.0 million of the letters of credit sublimit. At closing, the interest rate on the Company’s outstanding borrowings under the New Revolving Facility was based on the Alternate Base Rate of 5.25% plus 0.5%, subject to adjustment to the Adjusted LIBO Rate plus 1.5% upon commencement of the Interest Period beginning November 9, 2018.
The Lenders under the New Revolving Facility (being, as of the date hereof, Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank) and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking services, for which they have received, and will receive, customary fees and expenses.

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

10.8
Second Amendment to Credit Agreement, dated as of September 10, 2018, by and among Farmer Bros. Co., China Mist Brands, Inc., Boyd Assets Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the SEC on September 13, 2018 and incorporated herein by reference).

10.9
Third Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated as of October 18, 2018, by and among Farmer Bros. Co., China Mist Brands, Inc., Boyd Assets Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018 and incorporated herein by reference).

10.10
Amended and Restated Credit Agreement, dated as of November 6, 2018, by and among Farmer Bros. Co., China Mist Brands, Inc., Boyd Assets Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.11
Amended and Restated Pledge and Security Agreement, dated as of November 6, 2018, by and among Farmer Bros. Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (filed herewith).

10.12
Farmer Bros. Co. Pension Plan for Salaried Employees (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.13
Amendment No. 1 to Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

Exhibit No.	Description

10.14
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.15
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 10, 2014 and incorporated herein by reference).**

10.16
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.17
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

10.20
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

10.21
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

10.22
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

10.23
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.24
Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.25
ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

Exhibit No.	Description

10.26
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.27
Separation Agreement, dated as of February 6, 2018, by and between Farmer Bros. Co., and Scott Bixby (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2018 and incorporated herein by reference).**

10.28
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.29
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and David G. Robson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.30
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Ellen D. Iobst (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.31
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Scott A. Siers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.32
Form of First Amendment to Employment Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.33
Confidential General Release and Separation Agreement by and between Barry C. Fischetto and Farmer Bros. Co. dated February 17, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2017 and incorporated herein by reference).**

10.34
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.35
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2013 and incorporated herein by reference).**

10.36
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.37
Farmer Bros. Co. 2017 Long-Term Incentive Plan (as approved by the stockholders at the Special Meeting of Stockholders on June 20, 2017) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).**

10.38
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.39
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

Exhibit No.	Description

10.40
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.41
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Stock Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.42
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.43
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.44
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.45
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2013 and incorporated herein by reference).**

10.46
Stock Ownership Guidelines for Directors and Executive Officers (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.47
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.48
Form of First Amendment to Change in Control Severance Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.49
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (with schedule of indemnitees attached) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017 and incorporated herein by reference).**

10.50
Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition), dated as of October 23, 2017, by and between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.51
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

Exhibit No.	Description

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

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
November 9, 2018

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
November 9, 2018