Form 10-Q
period 2018-12-31
FARMER BROTHERS CO
filed 2019-02-11
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
YES ☐ NO  ☒
As of February 8, 2019, the registrant had 17,002,529 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$13,333	$2,438
Accounts receivable, net	79,450	58,498
Inventories	115,540	104,431
Income tax receivable	324	305
Prepaid expenses	7,335	7,842
Total current assets	215,982	173,514
Property, plant and equipment, net	193,626	186,589
Goodwill	36,224	36,224
Intangible assets, net	30,179	31,515
Other assets	8,703	8,381
Deferred income taxes	43,343	39,308
Total assets	$528,057	$475,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	78,124	56,603
Accrued payroll expenses	17,176	17,918
Short-term borrowings under revolving credit facility	—	89,787
Short-term obligations under capital leases	103	190
Short-term derivative liabilities	4,201	3,300
Other current liabilities	8,448	10,659
Total current liabilities	108,052	178,457
Long-term borrowings under revolving credit facility	130,000	—
Accrued pension liabilities	47,593	40,380
Accrued postretirement benefits	18,336	20,473
Accrued workers’ compensation liabilities	4,938	5,354
Other long-term liabilities	813	1,812
Total liabilities	$309,732	$246,476
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of December 31, 2018 and June 30, 2018; liquidation preference of $15,355 and $15,089 as of December 31, 2018 and June 30, 2018, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,002,529 and 16,951,659 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	17,002	16,952
Additional paid-in capital	56,135	55,965
Retained earnings	206,955	220,307
Unearned ESOP shares	—	(2,145)
Accumulated other comprehensive loss	(61,782)	(62,039)
Total stockholders’ equity	$218,325	$229,055
Total liabilities and stockholders’ equity	$528,057	$475,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$159,773	$167,366	$307,213	$299,079
Cost of goods sold	106,529	111,089	205,734	196,719
Gross profit	53,244	56,277	101,479	102,360
Selling expenses	39,591	42,127	76,901	74,984
General and administrative expenses	12,140	14,305	20,757	25,664
Restructuring and other transition expenses	207	139	4,674	259
Net gains from sale of spice assets	(138)	(395)	(390)	(545)
Net losses from sales of other assets	942	91	1,113	144
Operating expenses	52,742	56,267	103,055	100,506
Income (loss) from operations	502	10	(1,576)	1,854
Other (expense) income:
Dividend income	—	6	—	11
Interest income	—	1	—	2
Interest expense	(3,332)	(2,506)	(6,184)	(4,674)
Pension settlement charge	(10,948)	—	(10,948)	—
Other, net	953	2,217	1,610	3,967
Total other expense	(13,327)	(282)	(15,522)	(694)
(Loss) income before taxes	(12,825)	(272)	(17,098)	1,160
Income tax (benefit) expense	(2,725)	16,788	(4,012)	17,380
Net loss	$(10,100)	$(17,060)	$(13,086)	$(16,220)
Less: Cumulative preferred dividends, undeclared and unpaid	134	129	266	129
Net loss available to common stockholders	$(10,234)	$(17,189)	$(13,352)	$(16,349)
Net loss available to common stockholders per common share—basic	$(0.60)	$(1.03)	$(0.79)	$(0.98)
Net loss available to common stockholders per common share—diluted	$(0.60)	$(1.03)	$(0.79)	$(0.98)
Weighted average common shares outstanding—basic	16,985,157	16,723,498	16,971,995	16,711,660
Weighted average common shares outstanding—diluted	16,985,157	16,723,498	16,971,995	16,711,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net loss	$(10,100)	$(17,060)	$(13,086)	$(16,220)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax	748	(1,279)	(5,349)	(1,707)
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	1,650	64	3,110	(708)
Change in funded status of retiree benefit obligations, net of tax	(5,651)	—	(5,651)	—
Pension settlement charge, net of tax	8,147	—	8,147	—
Total comprehensive loss, net of tax	$(5,206)	$(18,275)	$(12,829)	$(18,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,086)	$(16,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,630	15,330
Provision for doubtful accounts	1,637	129
Restructuring and other transition expenses, net of payments	2,457	(958)
Deferred income taxes	(3,265)	16,555
Pension settlement charge	10,948	—
Net losses (gains) from sales of spice assets and other assets	723	(401)
ESOP and share-based compensation expense	1,857	1,844
Net losses (gains) on derivative instruments and investments	6,205	(726)
Change in operating assets and liabilities:
Proceeds from sales of trading securities	—	375
Accounts receivable	(21,299)	(8,102)
Inventories	(11,326)	(6,629)
Income tax receivable	(19)	112
Derivative assets (liabilities), net	(9,234)	(3,038)
Prepaid expenses and other assets	1,213	352
Accounts payable	21,534	1,302
Accrued payroll expenses and other current liabilities	(5,458)	1,178
Accrued postretirement benefits	(2,137)	(676)
Other long-term liabilities	(2,026)	(1,960)
Net cash used in operating activities	$(5,646)	$(1,533)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	$—	$(39,608)
Purchases of property, plant and equipment	(23,120)	(14,672)
Purchases of assets for construction of New Facility	—	(1,577)
Proceeds from sales of property, plant and equipment	105	85
Net cash used in investing activities	$(23,015)	$(55,772)
Cash flows from financing activities:
Proceeds from revolving credit facility	$40,642	$69,758
Repayments on revolving credit facility	(429)	(12,949)
Payments of capital lease obligations	(137)	(591)
Payment of financing costs	(1,027)	(365)
Proceeds from stock option exercises	507	625
Net cash provided by financing activities	$39,556	$56,478
Net increase (decrease) in cash and cash equivalents	$10,895	$(827)
Cash and cash equivalents at beginning of period	2,438	6,241
Cash and cash equivalents at end of period	$13,333	$5,414

	Six Months Ended December 31,
	2018	2017
Supplemental disclosure of non-cash investing and financing activities:
Net change in derivative assets and liabilities included in other comprehensive loss, net of tax	$(2,239)	$(2,415)
Non-cash additions to property, plant and equipment	$2,928	$557
Non-cash portion of earnout receivable recognized—spice assets sale	$390	$545
Non-cash receivable from West Coast Coffee—post-closing final working capital adjustment	$—	$218
Non-cash portion of earnout payable recognized—West Coast Coffee	$840	$—
Non-cash consideration given—Issuance of Series A Preferred Stock	$—	$11,756
Non-cash Multiemployer Plan Holdback payable recognized—Boyd Coffee acquisition	$—	$1,056
Cumulative preferred dividends, undeclared and unpaid	$266	$129

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Events occurring subsequent to December 31, 2018 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2018.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018 (the “2018 Form 10-K”).
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, a California corporation, Coffee Bean Holding Co., Inc., a Delaware corporation, the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), CBI, China Mist Brands, Inc., a Delaware corporation, Boyd Assets Co., a Delaware corporation, and Coffee Bean International LLC, a Delaware limited liability company. All inter-company balances and transactions have been eliminated.
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
During the three and six months ended December 31, 2018, other than as set forth below and the adoption of Accounting Standards Update (“ASU”) No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), and ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), there were no significant updates made to the Company’s significant accounting policies.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Concentration of Credit Risk
At December 31, 2018 and June 30, 2018, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions.
At December 31, 2018 and June 30, 2018, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under the Company's broker and counterparty agreements.
Approximately 29% and 20% of the Company’s trade accounts receivable balance was with five customers at December 31, 2018 and June 30, 2018, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet.  The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Coffee Brewing Equipment and Service
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. See Note 10. Further, the Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include equipment depreciation as well as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the three months ended December 31, 2018 and 2017 were $8.4 million and $7.1 million, respectively. Coffee brewing costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the six months ended December 31, 2018 and 2017 were $16.9 million and $13.5 million, respectively.
Revenue Recognition
The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU 2014-09. The Company recognizes revenue in accordance with the five-step model as prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 21.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of goods sold and selling expenses, depending on the nature of such costs. Shipping and handling costs included in cost of goods sold reflect inbound freight of raw materials and finished goods, and product loading and handling costs at the Company’s production facilities to the distribution centers and branches. Shipping and handling costs included in selling expenses consist primarily of those costs associated with moving finished goods to customers. Shipping and handling costs that were recorded as a component of the Company's selling expenses were $3.5 million and $3.3 million, respectively, in the three months ended December 31, 2018 and 2017. Shipping and handling costs that were recorded as a component of the Company's selling expenses were $6.6 million and $5.1 million, respectively, in the six months ended December 31, 2018 and 2017.
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
The Company recognizes the overfunded or underfunded status of a defined benefit pension plan as an asset or liability on its consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. The Company recognizes pension settlements when payments from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. See Note 12.
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
Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-05. ASU 2018-05 amends ASC 740, “Income Taxes,” to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impact of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. The Company finalized its assessment of the income tax effects of the Tax Act in the second quarter of fiscal 2019. See Note 18.

In March 2017, the FASB issued ASU 2017-07. ASU 2017-07 amends the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. Under ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost must be presented separately from the line items that include the service cost. The guidance in ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to use a retrospective transition method to adopt the requirement for separate income statement presentation of the service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Company adopted ASU 2017-07 beginning July 1, 2018 using a retrospective transition method to reclassify net periodic benefit cost, other than the service component, from “Cost of goods sold,” “Selling expenses” and “General and administrative expenses” to “Interest expense” and “Other, net” in the condensed consolidated statements of income. Accordingly, “Interest expense” increased by $1.6 million in each of the three months ended December 31, 2018 and 2017, and “Other, net” increased by $1.8 million and $1.7 million in the three months ended December 31, 2018 and 2017, respectively. “Interest expense” increased by $3.3 million in each of the six months ended December 31, 2018 and 2017, and “Other, net” increased by $3.5 million and $3.3 million in the six months ended December 31, 2018 and 2017, respectively. See Note 3 and Note 6. In the fiscal years ended June 30, 2018 and 2017, “Interest expense” increased by $6.6 million and $6.4 million, respectively, and “Other, net” increased by $6.7 million and $6.8 million, respectively, due to reclassifications of net periodic benefit cost, other than the service component, as a result of adopting ASU 2017-07.
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
In August 2016, the FASB issued ASU 2016-15. ASU 2016-15 addresses certain issues where diversity in practice was identified in classifying certain cash receipts and cash payments based on the guidance in ASC 230, “Statement of Cash Flows” (“ASC 230”). ASC 230 is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. The application of judgment has resulted in diversity in how certain cash receipts and cash payments are classified. Certain cash receipts and cash payments may have aspects of more than one class of cash flows. ASU 2016-15 clarifies that an entity will first apply any relevant guidance in ASC 230 and in other applicable topics. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The guidance in ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-15 beginning July 1, 2018. Adoption of ASU 2016-15 did not have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2014, the FASB issued accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under ASU 2014-09. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, the FASB issued additional ASUs related to ASU 2014-09 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. The Company adopted ASU 2014-09 beginning July 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Adoption of ASU 2014-09 did not have a material effect on the results of operations, financial position or cash flows of the Company. The Company has included expanded disclosures in this report related to revenue recognition in order to comply with ASU 2014-09. See Note 21.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In connection with these changes in accounting principles, subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended June 30, 2017, the Company determined that freight associated with certain non-coffee product lines ("allied") was incorrectly expensed as incurred in selling expenses, and the overhead variances and purchase price variances (“PPVs”) associated with these product lines were incorrectly expensed as incurred in cost of goods sold for the fiscal years ended June 30, 2017 and 2016 and for the first three quarters in the fiscal year ended June 30, 2018. These costs should have been capitalized as inventory costs in accordance with ASC 330, "Inventory." Accordingly, the Company has corrected the accompanying condensed consolidated financial statements for the three and six months ended December 31, 2017 to capitalize the appropriate portion of these costs in ending inventory and to reclassify remaining allied freight to cost of goods sold.
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
In addition to the foregoing, during the six months ended December 31, 2018, the Company adopted new accounting standards that required retrospective application. The Company updated the condensed consolidated statements of income as a result of adopting ASU 2017-07, and updated the condensed consolidated statements of cash flows as a result of adopting ASU 2016-18. See Note 2.

The following table presents the impact of these changes on the Company's condensed consolidated statement of operations for the three months ended December 31, 2017:

	Three Months Ended December 31, 2017
(In thousands, except per share data)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	ASU 2017-07 Adjustments(1)	Retrospectively Adjusted
Cost of goods sold	$101,847	$2,330	$5,226	$1,772	$(86)	$111,089
Gross profit	$65,519	$(2,330)	$(5,226)	$(1,772)	$86	$56,277
Selling expenses	$49,328	$—	$(5,878)	$(1,036)	$(287)	$42,127
General and administrative expenses	$13,914	$—	$—	$—	$391	$14,305
Operating expenses	$63,077	$—	$(5,878)	$(1,036)	$104	$56,267
Income from operations	$2,442	$(2,330)	$652	$(736)	$(18)	$10
Interest expense	$(861)	$—	$—	$—	$(1,645)	$(2,506)
Other, net	$554	$—	$—	$—	$1,663	$2,217
Total other expense	$(300)	$—	$—	$—	$18	$(282)
Income (loss) before taxes	$2,142	$(2,330)	$652	$(736)	$—	$(272)
Income tax expense	$20,910	$(3,978)	$1,113	$(1,257)	$—	$16,788
Net loss	$(18,768)	$1,648	$(461)	$521	$—	$(17,060)
Net loss available to common stockholders	$(18,897)	$1,648	$(461)	$521	$—	$(17,189)
Net loss available to common stockholders per common share—basic	$(1.13)	$0.10	$(0.03)	$0.03	$—	$(1.03)
Net loss available to common stockholders per common share—diluted	$(1.13)	$0.10	$(0.03)	$0.03	$—	$(1.03)
_____________
(1) Reflects changes resulting from the adoption of ASU 2017-07. See Note 2.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of these changes on the Company's condensed consolidated statement of operations for the six months ended December 31, 2017:

	Six Months Ended December 31, 2017
(In thousands, except per share data)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	ASU 2017-07 Adjustments(1)	Retrospectively Adjusted
Cost of goods sold	$184,553	$1,885	$9,689	$721	$(129)	$196,719
Gross profit	$114,526	$(1,885)	$(9,689)	$(721)	$129	$102,360
Selling expenses	$88,243	$—	$(10,923)	$(2,078)	$(258)	$74,984
General and administrative expenses	$25,241	$—	$—	$—	$423	$25,664
Operating expenses	$113,342	$—	$(10,923)	$(2,078)	$165	$100,506
Income from operations	$1,184	$(1,885)	$1,234	$1,357	$(36)	$1,854
Interest expense	$(1,384)	$—	$—	$—	$(3,290)	$(4,674)
Other, net	$641	$—	$—	$—	$3,326	$3,967
Total other expense	$(730)	$—	$—	$—	$36	$(694)
Income before taxes	$454	$(1,885)	$1,234	$1,357	$—	$1,160
Income tax expense	$20,200	$(3,370)	$1,264	$(714)	$—	$17,380
Net loss	$(19,746)	$1,485	$(30)	$2,071	$—	$(16,220)
Net loss available to common stockholders	$(19,875)	$1,485	$(30)	$2,071	$—	$(16,349)
Net loss available to common stockholders per common share—basic	$(1.19)	$0.09	—	$0.12	$—	$(0.98)
Net loss available to common stockholders per common share—diluted	$(1.19)	$0.09	$—	$0.12	$—	$(0.98)
___________________
(1) Reflects changes resulting from the adoption of ASU 2017-07. See Note 2.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of these changes on the Company's condensed consolidated statement of cash flows for the six months ended December 31, 2017:

	Six Months Ended December 31, 2017
(In thousands)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	Retrospectively Adjusted
Net loss	$(19,746)	$1,485	$(30)	$2,071	$(16,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	$19,375	$(3,370)	$1,264	$(714)	$16,555
Net losses (gains) on derivative instruments and investments	$1,033	$(1,759)	$—	$—	$(726)
Change in operating assets and liabilities:
Inventories	$(7,682)	$3,644	$(1,234)	$(1,357)	$(6,629)
Derivative assets (liabilities), net	$(3,000)	$(38)	$—	$—	$(3,038)
Accounts payable	$1,264	$38	$—	$—	$1,302

The impacts shown above have also been reflected in the Company’s condensed consolidated statements of comprehensive loss for the three and six months ended December 31, 2017 as follows:

	Three Months Ended December 31, 2017		Six Months Ended December 31, 2017
(In thousands)	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted
Net loss	$(18,768)	$(17,060)	$(19,746)	$(16,220)
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	$(1,279)	$(1,279)	$(1,711)	$(1,707)
Losses (gains) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	$365	$64	$369	$(708)
Total comprehensive loss, net of tax	$(19,682)	$(18,275)	$(21,088)	$(18,635)

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In addition to the Holdback Cash, as part of the consideration for the purchase, at closing the Company held back $1.1 million in cash (the “Multiemployer Plan Holdback”) to pay, on behalf of the Seller, any assessment of withdrawal liability made against the Seller following the Closing Date in respect of the Seller’s multiemployer pension plan, which amount was recorded on the Company’s consolidated balance sheets in “Other current liabilities” and “Other long-term liabilities” at December 31, 2018 and June 30, 2018, respectively. See Note 16 and Note 17.  On January 8, 2019, the Seller notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company paid from the Multiemployer Plan Holdback. See Note 23.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The fair value of consideration transferred reflected the Company’s best estimate of the post-closing net working capital adjustment of $(8.1) million at June 30, 2018 when the purchase price allocation was finalized. On January 23, 2019, PricewaterhouseCoopers LLP (“PwC”), as the “Independent Expert” designated under the Asset Purchase Agreement to resolve working capital disputes, issued its determination letter with respect to adjustments to working capital. The post-closing net working capital adjustment, as determined by the Independent Expert, was ($6.3) million. See Note 23.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The following table presents the net sales and income before taxes from the Boyd Business operations that are included in the Company’s condensed consolidated statements of operations for the three and six months ended December 31, 2018 (unaudited):

(In thousands)	Three Months Ended	Six Months Ended
	December 31, 2018	December 31, 2018
Net sales	$24,081	$44,584
Income before taxes	$3,505	$4,216
The Company considers the acquisition to be material to the Company’s financial statements and has provided certain pro forma disclosures pursuant to ASC 805, “Business Combinations.”
The following table sets forth certain unaudited pro forma financial results for the Company for the three and six months ended December 31, 2018 and 2017, as if the acquisition of the Boyd Business was consummated on the same terms as of the first day of the applicable fiscal period.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
(In thousands)
Net sales	$159,773	$167,366	$307,213	321,061
(Loss) income before taxes	$(12,825)	$2,142	$(17,098)	3,900
At closing, the parties entered into a transition services agreement where the Seller agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. The Company also entered into a co-manufacturing agreement with the Seller for a transition period of up to 12 months as the Company transitioned production into its plants. Amounts paid by the Company to the Seller for these services totaled $3.7 million in the three and six months ended December 31, 2018 and $9.2 million in the three and six months ended December 31, 2017. The transition services and co-manufacturing agreements expired on October 2, 2018.
The Company has incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of legal and consulting expenses, Boyd Coffee plant decommissioning and equipment relocation costs, and one-time payroll and benefit expenses of $2.7 million and $1.0 million during the three months ended December 31, 2018 and

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

2017, respectively, and $3.7 million and $3.4 million during the six months ended December 31, 2018 and 2017, respectively. These expenses are included in operating expenses in the Company's condensed consolidated statements of operations.

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
In the three and six months ended December 31, 2018, the Company incurred $3.4 million in restructuring and other transition expenses associated with the assessment by the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) of the Company’s share of the Western Conference of Teamsters Pension Plan (the “WCTPP”) unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan (see Note 12), of which the Company has paid $0.8 million and has outstanding contractual obligations of $2.6 million as of December 31, 2018 (see Note 22).
Since the adoption of the Corporate Relocation Plan through December 31, 2018, the Company has recognized a total of $35.2 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $3.4 million in pension withdrawal liability, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company also recognized from inception through December 31, 2018 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
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
The Company incurred expenses related to the DSD Restructuring Plan in the amounts of $0.2 million and $0, in employee-related costs and $0 and $0.1 million, in other related costs for three months ended December 31, 2018 and 2017, respectively, and $1.2 million and $24,000, in employee-related costs and $0.2 million and $0.2 million, in other related costs for the six months ended December 31, 2018 and 2017, respectively. Since the adoption of the DSD Restructuring Plan through December 31, 2018, the Company has recognized a total of $4.4 million in aggregate cash costs including $2.5 million in employee-related costs, and $1.9 million in other related costs. As of December 31, 2018, the Company had paid a total of $4.2 million of these costs, and had a balance of $0.3 million in DSD Restructuring Plan-related liabilities on the Company’s condensed consolidated balance sheet. The remaining costs are expected to be incurred in the remainder of fiscal 2019.
Note 6. Derivative Instruments
Derivative Instruments Held

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2018 and June 30, 2018:

(In thousands)	December 31, 2018	June 30, 2018
Derivative instruments designated as cash flow hedges:
Long coffee pounds	31,350	40,913
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	7,145	2,546
Total	38,495	43,459
Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2018 will expire within 18 months.
Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2018
(In thousands)
Financial Statement Location:
Short-term derivative assets(1):
Coffee-related derivative instruments	$5	$—	$12	$—
Short-term derivative liabilities(1):
Coffee-related derivative instruments	$2,661	$3,081	$1,557	$219
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$322	$386	$—	$—
________________
(1) Included in “Short-term derivative liabilities” on the Company’s condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” on the Company’s condensed consolidated balance sheets.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2018	2017	2018	2017
Net gains (losses) recognized in AOCI	$1,005	$(2,094)	$(7,188)	$(2,453)	AOCI
Net losses recognized in earnings	$(2,217)	$(105)	$(4,179)	$1,161	Costs of goods sold
For the three and six months ended December 31, 2018 and 2017, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net gains on derivative instruments and investments in the Company’s condensed consolidated statements of cash flows also include net gains and losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and six months ended December 31, 2018 and 2017. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2018	2017	2018	2017
Net losses on coffee-related derivative instruments(1)	$(920)	$(190)	$(2,025)	$(93)
Net gains on investments	—	16	—	7
Non-operating pension and other postretirement benefit plans cost(2)	1,763	1,663	3,526	3,326
Other gains, net	110	728	109	727
Other, net	$953	$2,217	$1,610	$3,967
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2018 and 2017.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2018	Derivative Assets	$17	$(17)	$—	$—
	Derivative Liabilities	$4,540	$17	$—	$4,557
June 30, 2018	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$3,686	$—	$—	$3,686
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2018, $(9.7) million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2018. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. At December 31, 2018 and June 30, 2018 approximately 81% and 94%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
Note 7. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$5	$—	$5	$—
Coffee-related derivative liabilities(1)	$2,983	$—	$2,983	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$12	$—	$12	$—
Coffee-related derivative liabilities(1)	$1,557	$—	$1,557	$—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2018
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities(1)	$3,467	$—	$3,467	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(1)	$219	$—	$219	$—
____________________

(1)	The Company’s coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
Note 8. Accounts Receivable, Net

(In thousands)	December 31, 2018	June 30, 2018
Trade receivables	$76,738	$54,547
Other receivables(1)	4,551	4,446
Allowance for doubtful accounts	(1,839)	(495)
Accounts receivable, net	$79,450	$58,498
__________
(1) Includes vendor rebates, earn out receivables and other non- trade receivables.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The $1.3 million increase in the allowance for doubtful accounts during the six months ended December 31, 2018 was due to bad debt expense of $1.6 million associated with an increase in aging receivables offset by net accounts receivable write-offs of $0.3 million.

Note 9. Inventories

(In thousands)	December 31, 2018	June 30, 2018
Coffee
Processed	$32,933	$26,882
Unprocessed	42,165	37,097
Total	$75,098	$63,979
Tea and culinary products
Processed	$33,847	$32,406
Unprocessed	102	1,161
Total	$33,949	$33,567
Coffee brewing equipment parts	$6,493	$6,885
Total inventories	$115,540	$104,431

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
Note 10. Property, Plant and Equipment

(In thousands)	December 31, 2018	June 30, 2018
Buildings and facilities	$108,675	$108,590
Machinery and equipment	245,858	231,581
Equipment under capital leases	1,369	1,408
Capitalized software	26,070	24,569
Office furniture and equipment	13,795	13,721
	$395,767	$379,869
Accumulated depreciation	(218,359)	(209,498)
Land	16,218	16,218
Property, plant and equipment, net	$193,626	$186,589
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $8.9 million and $4.8 million in the six months ended December 31, 2018 and 2017, respectively. Depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold was $2.2 million and $2.3 million in the three months ended December 31, 2018 and 2017, respectively, and $4.4 million in each of the six months ended December 31, 2018 and 2017.
Note 11. Goodwill and Intangible Assets
There were no changes to the carrying value of goodwill in the six months ended December 31, 2018. The carrying value of goodwill at December 31, 2018 and June 30, 2018 was $36.2 million.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

	December 31, 2018		June 30, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$33,003	$(14,096)	$33,003	$(12,903)
Non-compete agreements	220	(102)	220	(81)
Recipes	930	(287)	930	(221)
Trade name/brand name	510	(327)	510	(271)
Total amortized intangible assets	$34,663	$(14,812)	$34,663	$(13,476)
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives	$10,328	$—	$10,328	$—
Total unamortized intangible assets	$10,328	$—	$10,328	$—
Total intangible assets	$44,991	$(14,812)	$44,991	$(13,476)
Aggregate amortization expense for the three months ended December 31, 2018 and 2017 was $0.7 million and $1.1 million, respectively. Aggregate amortization expense for the six months ended December 31, 2018 and 2017 was $1.3 million and $1.4 million, respectively.
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
Single Employer Pension Plans
As of December, 31, 2018, the Company has two defined benefit pension plans for certain employees (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees’ Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.

Effective December 1, 2018 the Company amended and terminated the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Farmer Bros. Plan”), a defined benefit pension plan for Company employees hired prior to January 1, 2010 who were not covered under a collective bargaining agreement. The Company previously amended the Farmer Bros. Plan, freezing the benefit for all participants effective June 30, 2011.

Immediately prior to the termination of the Farmer Bros. Plan, the Company spun off the benefit liability and obligations, and all allocable assets for all retirement plan benefits of certain active employees with accrued benefits in excess of $25,000, retirees and beneficiaries currently receiving benefit payments under the Farmer Bros. Plan, and former employees who have deferred vested benefits under the Farmer Bros. Plan to the Brewmatic Plan. Upon termination of the Farmer Bros. Plan, all remaining plan participants elected to receive a distribution of his/her entire accrued benefit under the

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Farmer Bros. Plan in a single cash lump sum or an individual insurance company annuity contract, in either case, funded directly by Farmer Bros. Plan assets.

Termination of the Farmer Bros. Plan triggered re-measurement and settlement of the Farmer Bros. Plan and re-measurement of the Brewmatic Plan. As a result of the distributions to the remaining plan participants of the Farmer Bros. Plan, the Company reduced its overall pension projected benefit obligation by approximately $24.4 million and recognized a non-cash pension settlement charge of $8.1 million after-tax ($10.9 million pretax) in the three and six months ended December 31, 2018. After the re-measurement and settlement, the new projected benefit obligation and fair value of plan assets for the Brewmatic Plan are $114.1 million and $67.4 million, respectively, resulting in a net underfunded status of $46.7 million as of December 31, 2018. This represents a $6.7 million increase from the net underfunded status of the Farmer Bros. Plan and Brewmatic Plan as of June 30, 2018 primarily due to actual losses recognized on plan assets during the six months ended December 31, 2018. The Hourly Employees’ Plan was not impacted by this transaction.

The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	1,426	1,432	2,852	2,864
Expected return on plan assets	(1,485)	(1,456)	(2,970)	(2,912)
Amortization of net loss(1)	370	418	740	836
Pension settlement charge	10,948	—	10,948	—
Net periodic benefit cost	$11,259	$394	$11,570	$788
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The Company received a letter dated July 10, 2018 from the WCT Pension Trust assessing withdrawal liability against the Company for a share of the WCTPP unfunded vested benefits, on the basis claimed by the WCT Pension Trust that employment actions by the Company in 2016 in connection with the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP. The Company agreed with the WCT Pension Trust’s assessment of pension withdrawal liability in the amount of $3.4 million, including interest, which is payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822, commencing September 10, 2018. At December 31, 2018 the Company had recorded $2.6 million on its condensed consolidated balance sheet relating to this obligation, with the current portion included in “Accrued payroll expenses” and the long-term portion included in “Accrued pension liabilities.” See Note 22.
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Local 807 Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Local 807 Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Local 807 Pension Fund adjusted to $4.9 million on January 5, 2015. The Company commenced quarterly installment payments to the Local 807 Pension Fund of $91,000 pending the final settlement of the liability. The Company recorded $3.8 million in “Other current liabilities” on its consolidated balance sheet at June 30, 2018 representing the present value of the Company’s estimated withdrawal liability at June 30, 2018.
During the three months ended December 31, 2018, the parties agreed to settle the Company’s remaining withdrawal liability to the Local 807 Pension Fund for a lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. In the three and six months ended December 31, 2018, the Company paid the Local 807 Pension Fund $3.0 million and recorded $0.2 million in “Accrued pension liabilities” on the Company’s condensed consolidated balance sheet at December 31, 2018.

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

For the calendar years 2018 and 2017, the Company’s Board of Directors approved a Company matching contribution for eligible employees who worked more than 1,000 hours during the calendar year and who were employed at the end of the calendar year or, in the case of calendar year 2018, who were active participants in the plan at any time during the plan year and who were terminated in connection with certain reductions-in-force that occurred during 2018, of 50% of an employee’s annual contribution to the 401(k) Plan, up to 6% of the employee’s eligible income. For employees subject to a collective bargaining agreement, the match was only available if so provided in the labor agreement. The matching contributions (and any earnings thereon) vest at the rate of 20% for each of the participant’s first 5 years of vesting service, so that a participant is fully vested in his or her matching contribution account after 5 years of vesting service, subject to accelerated vesting under certain circumstances in connection with the Corporate Relocation Plan due to the closure of the Company’s Torrance Facility, a reduction-in-force at another Company facility designated by the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans (the “Administrative Committee”), or in connection with certain reductions-in-force that occurred during 2017 and 2018. A participant is automatically vested in the Company’s matching contribution in the event of death, disability or attainment of age 65 while employed by the Company.

The Company recorded matching contributions of $0.4 million and $0.5 million in operating expenses in the three months ended December, 2018 and 2017. The Company recorded matching contributions of $0.9 million and $1.0 million in operating expenses in the six months ended December, 2018 and 2017.

During the three months ended December 31, 2018, the Company amended and restated the 401(k) Plan effective January 1, 2019 to, among other things, provide for: (i) an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation; (ii) an elective matching contribution for non-collectively bargained employees and members of union local 265 equal to 100% of the first 3% of such eligible participant’s tax-deferred contributions to the 401(k) Plan; and (iii) profit-sharing contributions at the Company’s discretion. Participants are immediately vested in their contributions, the safe harbor non-elective contributions, the employer’s elective matching contributions, and the employer’s discretionary contributions.

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three and six months ended December 31, 2018 and 2017. Net periodic postretirement benefit cost for the three and six months ended December 31, 2018 was based on employee census information and asset information as of June 30, 2018.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$133	$152	$266	$304
Interest cost	222	209	444	418
Amortization of net gain	(209)	(210)	(418)	(420)
Amortization of prior service credit	(439)	(439)	(878)	(878)
Net periodic postretirement benefit credit	$(293)	$(288)	$(586)	$(576)
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
The New Revolving Facility replaced, by way of amendment and restatement, the Company’s senior secured revolving credit facility (the “Prior Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank, with revolving commitments of $125.0 million as of September 30, 2018 and $135.0 million as of October 18, 2018 (the “Third Amendment Effective Date”), subject to an accordion feature. Under the Prior Revolving Facility, as amended, advances were based on the Company’s eligible accounts receivable, eligible inventory, eligible equipment, the value of certain real property and trademarks, and an amount based on the lesser of $10.0 million (subject to monthly reduction) and the sum of certain eligible accounts and eligible inventory, less required reserves. The commitment fee was a flat fee of 0.25% per

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

annum irrespective of average revolver usage. Outstanding obligations were collateralized by all of the Company’s and guarantors’ assets, excluding, amongst other things, certain real property not included in the borrowing base. Borrowings under the Prior Revolving Facility bore interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%; provided, that, after the Third Amendment Effective Date, (i) until March 31, 2019 the applicable rate was PRIME + 0.25% or Adjusted LIBO Rate + 1.75%; and (ii) loans up to certain formula amounts were subject to an additional margin ranging from 0.375% to 0.50%. The Prior Revolving Facility included a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to the maintenance of a fixed charge coverage ratio, and provided for customary events of default.
At December 31, 2018, the Company was eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $130.0 million and utilized $2.0 million of the letters of credit sublimit. At December 31, 2018, the weighted average interest rate on the Company’s outstanding borrowings under the New Revolving Facility was 3.94% and the Company was in compliance with all of the covenants under the New Revolving Facility.
The Company classifies borrowings contractually due to be settled one year or less as short-term and more than one year as long-term. The Company classifies outstanding borrowings as short-term or long-term based on its ability and intent to pay or refinance the outstanding borrowings on a short-term or long-term basis. Outstanding borrowings under the Company’s revolving credit facility were classified on the Company’s consolidated balance sheets as “Long-term borrowings under revolving credit facility” at December 31, 2018 and “Short-Term borrowings under revolving credit facility” at June 30, 2018.

Note 14. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. The plan is a leveraged ESOP in which the Company is the lender. One of the two loans established to fund the ESOP matured in fiscal 2016 and the remaining loan matured in December 2018. The loan was repaid from the Company’s discretionary plan contributions over the original 15 year term with a variable rate of interest. The annual interest rate was 3.80% at June 30, 2018.

	December 31, 2018	June 30, 2018
Loan amount (in thousands)	$—	$2,145
Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
Historically, the Company used the dividends, if any, on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in the three and six months ended December 31, 2018.
During the three and six months ended December 31, 2018, the Company charged $0.4 million and $0.9 million, respectively, to compensation expense related to the ESOP. During the three and six months ended December 31, 2017, the Company charged $0.6 million and $1.2 million, respectively, to compensation expense related to the ESOP.
The decrease in ESOP expense in the three and six months ended December 31, 2018 was primarily due to the reduction in the number of shares being allocated to participant accounts as a result of paying down the loan amount. The difference between cost and fair market value of committed to be released shares, which was zero and $0.1 million at December 31, 2018 and June 30, 2018, respectively, is recorded as additional paid-in capital.

	December 31, 2018	June 30, 2018
Allocated shares	1,323,307	1,502,323
Committed to be released shares	72,114	73,826
Unallocated shares	—	72,114
Total ESOP shares	1,395,421	1,648,263

(In thousands)
Fair value of ESOP shares	$32,555	$50,354

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

During the three months ended December 31, 2018, the Company froze the ESOP such that (i) no employees of the Company may commence participation in the ESOP on or after December 31, 2018; (ii) no Company contributions will be made to the ESOP with respect to services performed or compensation received after December 31, 2018; and (iii) the ESOP accounts of all individuals who are actively employed by the Company and participating in the ESOP on December 31, 2018 will be fully vested as of such date. Additionally, the Administrative Committee, with the consent of the Board of Directors, designated certain employees who were terminated in connection with certain reductions-in-force in 2018 to be fully vested in their ESOP accounts as of their severance dates.

Note 15. Share-based Compensation
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
The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of December 31, 2018, there were 960,288 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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
Non-qualified stock options with time-based vesting (“NQOs”)
In the six months ended December 31, 2018, the Company granted 154,263 shares issuable upon the exercise of NQOs to eligible employees under the 2017 Plan. These NQOs have an exercise price of $25.04 per share, which was the closing price of the Company’s common stock as reported on the NASDAQ Global Select Market on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the six months ended December 31, 2018.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Six Months Ended December 31, 2018
Weighted average fair value of NQOs	$7.78
Risk-free interest rate	3.0%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	29.6%

The following table summarizes NQO activity for the six months ended December 31, 2018:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2018	161,324	26.82	9.24	5.1	741
Granted	154,263	25.04	7.78	6.9	—
Exercised	(28,798)	11.32	5.33	—	466
Cancelled/Forfeited	(4,769)	31.70	10.41	—	—
Outstanding at December 31, 2018	282,020	27.35	9.30	6.2	112
Vested and exercisable at December 31, 2018	50,106	27.71	9.54	4.8	112
Vested and expected to vest at December 31, 2018	263,507	27.38	9.32	6.2	112
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $23.33 at December 31, 2018 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the six months ended December 31, 2018 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
During the six months ended December 31, 2018, 50,106 NQOs vested and 28,798 NQOs were exercised. Total fair value of NQOs vested during the six months ended December 31, 2018 was $0.4 million. The Company received $0.3 million and $0.5 million in proceeds from exercises of vested NQOs in the six months ended December 31, 2018 and 2017, respectively.
At December 31, 2018 and June 30, 2018, respectively, there was $2.0 million and $1.0 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at December 31, 2018 is expected to be recognized over the weighted average period of 2.3 years. Total compensation expense for NQOs in the three months ended December 31, 2018 and 2017 was $185,000 and $62,000, respectively. Total compensation expense for NQOs in the six months ended December 31, 2018 and 2017 was $283,000 and $64,000, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
In the six months ended December 31, 2018, the Company granted no shares issuable upon the exercise of PNQs.
The following table summarizes PNQ activity for the six months ended December 31, 2018:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2018	300,708	27.08	10.89	4.00	1,207
Granted	—	—	—	—	—
Exercised	(5,806)	22.70	10.29	—	17
Cancelled/Forfeited	(5,021)	31.09	11.44	—	—
Outstanding at December 31, 2018	289,881	27.10	10.89	3.49	118
Vested and exercisable at December 31, 2018	267,317	26.61	10.85	3.37	118
Vested and expected to vest at December 31, 2018	288,943	27.08	10.89	3.48	118

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $23.33 at December 31, 2018 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the six months ended December 31, 2018 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
During the six months ended December 31, 2018, 51,368 PNQs vested and 5,806 PNQs were exercised. Total fair value of PNQs vested during the six months ended December 31, 2018 was $0.6 million. The Company received $0.1 million and $0.2 million in proceeds from exercises of vested PNQs in the six months ended December 31, 2018 and 2017, respectively.
At December 31, 2018 and June 30, 2018, there was $0.2 million and $0.5 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at December 31, 2018 is expected to be recognized over the weighted average period of 0.9 years. Total compensation expense related to PNQs in the three months ended December 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively. Total compensation expense related to PNQs in the six months ended December 31, 2018 and 2017 was $0.3 million and $0.4 million, respectively.
Restricted Stock
During the six months ended December 31, 2018, the Company granted 16,266 shares of restricted stock under the 2017 Plan to non-employee directors with a grant date fair value of $23.98 per share. These restricted stock awards cliff vest on the earlier of the one year anniversary of the grant date or the date of the first annual meeting of the Company’s stockholders immediately following the grant date, subject to continued service to the Company through the vesting date and the acceleration provisions of the 2017 Plan and restricted stock agreement.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the six months ended December 31, 2018:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2018	14,958	33.48	1.7	457
Granted	16,266	23.98	0.9	390
Vested/Released	(12,722)	33.81	—	315
Cancelled/Forfeited	—	—	—	—
Outstanding and nonvested at December 31, 2018	18,502	24.90	1.0	432
Expected to vest at December 31, 2018	17,611	24.88	1.0	411

The aggregate intrinsic values of shares outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $23.33 at December 31, 2018 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal periods. Restricted stock that is expected to vest is net of estimated forfeitures.
At December 31, 2018 and June 30, 2018, there was $0.4 million and $0.3 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2018 is expected to be recognized over the weighted average period of 1.0 years. Total compensation expense for restricted stock was $0.1 million in each of the three months ended December 31, 2018 and 2017. Total compensation expense for restricted stock was $0.2 million and $0.1 million in the six months ended December 31, 2018 and 2017, respectively.
Performance-Based Restricted Stock Units (“PBRSUs”)
During the six months ended December 31, 2018, the Company granted 47,928 PBRSUs under the 2017 Plan to eligible employees with a grant date fair value of $25.04 per unit. The fiscal 2019 PBRSU awards cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals for the performance period July 1, 2018 through June 30, 2021, subject to certain continued employment conditions and subject to acceleration provisions of the 2017 Plan and restricted stock unit agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 150% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period.
The following table summarizes PBRSU activity for the six months ended December 31, 2018:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding and nonvested at June 30, 2018	35,732	31.70	3.4	1,092
Granted(1)	47,928	25.04	2.9	1,200
Vested/Released	—	—	—	—
Cancelled/Forfeited	(1,567)	31.70	—	—
Outstanding and nonvested at December 31, 2018	82,093	27.81	2.5	1,915
Expected to vest at December 31, 2018	73,095	27.34	2.5	1,705
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.

The aggregate intrinsic value of PBRSUs outstanding at the end of each fiscal period in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.33 at December 31, 2018 and $30.55 at June

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

29, 2018, representing the last trading day of the respective fiscal periods. PBRSUs that are expected to vest are net of estimated forfeitures.
At December 31, 2018 and June 30, 2018, there was $1.6 million and $0.9 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at December 31, 2018 is expected to be recognized over the weighted average period of 2.5 years. Total compensation expense for PBRSUs was $117,000 and $48,000 for the three months ended December 31, 2018 and 2017, respectively. Total compensation expense for PBRSUs was $199,000 and $48,000 for the six months ended December 31, 2018 and 2017, respectively.
Note 16. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	December 31, 2018	June 30, 2018
Accrued postretirement benefits	$810	$810
Accrued workers’ compensation liabilities	1,668	1,698
Short-term pension liabilities (1)	—	3,761
Earnout payable (2)	840	600
Multiemployer Plan Holdback—Boyd Coffee (3)	1,056	—
Other (4)	4,074	3,790
Other current liabilities	$8,448	$10,659
___________
(1) Amount recorded at June 30, 2018 represents the present value of the Company’s estimated withdrawal liability under the Local 807 Pension Fund, which was settled during the three months ended December 31, 2018. See Note 12.
(2) Includes $0.8 million and $0.6 million at December 31, 2018 and June 30, 2018, respectively, in estimated fair value of earnout payable in connection with the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017.
(3) Multiemployer Plan Holdback—Boyd Coffee reclassified from long-term at June 30, 2018 to short-term at December 31, 2018. On January 8, 2019, the Seller notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company paid from the Multiemployer Plan Holdback. See Note 23.
(4) Includes accrued property taxes, sales and use taxes, insurance liabilities and dividends payable.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 17. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2018	June 30, 2018
Long-term obligations under capital leases	$7	$58
Derivative liabilities—noncurrent	322	386
Multiemployer Plan Holdback—Boyd Coffee (1)	—	1,056
Cumulative preferred dividends, undeclared and unpaid—noncurrent	484	312
Other long-term liabilities	$813	$1,812

___________
(1) Multiemployer Plan Holdback—Boyd Coffee reclassified from long-term at June 30, 2018 to short-term at December 31, 2018. On January 8, 2019, the Seller notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company paid from the Multiemployer Plan Holdback. See Note 23.

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
Pursuant to the Tax Act, the federal corporate tax rate was reduced to 21.0%, effective January 1, 2018. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future. The provisional amount recorded in fiscal 2018 relating to the re-measurement of the Company’s deferred tax balances as a result of the reduction in the corporate tax rate was $18.0 million. There were no provisional adjustments recorded in the three and six months ended December 31, 2018. The Company finalized its assessment of the income tax effects of the Tax Act in the second quarter of fiscal 2019.
The Company’s effective tax rates for the three months ended December 31, 2018 and 2017 were 21.0% and (6,154.6)%, respectively. The Company’s effective tax rates for the six months ended December 31, 2018 and 2017 were 23.3% and 1,498.0%, respectively. The effective tax rates for the three and six months ended December 31, 2017 have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3. The effective tax rates for the three and six months ended December 31, 2018 varied from the federal statutory rate of 21.0% primarily due to state income taxes, offset by a deferred tax benefit resulting from the pension settlement charge of $10.9 million. The effective tax rates for the three and six months ended December 31, 2017 varied from the federal statutory rate of 28.1% primarily due to income tax expense of $(16.8) million and $(17.4) million, respectively, resulting from the adjustment of deferred tax amounts due to the enactment of the Tax Act, in addition to state income taxes.
The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections. After consideration of positive and negative evidence, including the Company’s cumulative 12-month income position at December 31, 2018, the Company concluded that it is more likely than not that the Company will generate future income sufficient to realize the majority of the Company’s deferred tax assets at December 31, 2018. As of December 31, 2018, the Company cannot conclude that certain state net operating loss carry forwards and tax credit carryovers will be utilized before expiration. Accordingly, the Company will maintain a valuation allowance of $1.9 million to offset this deferred tax asset.
As of December 31, 2018 and June 30, 2018 the Company had no unrecognized tax benefits.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 19. Net (Loss) Income Per Common Share
Computation of net (loss) income per share (“EPS”) for the three and six months ended December 31, 2018 excludes the dilutive effect of 571,901 shares issuable under stock options, 82,093 PBRSUs and 400,691 shares issuable upon the assumed conversion of the outstanding Series A Preferred Stock because the Company incurred net losses in the three and six months ended December 31, 2018 so their inclusion would be anti-dilutive. There were no unearned ESOP shares excluded from EPS calculations in the three and six months ended December 31, 2018.

Computation of EPS for the three and six months ended December 31, 2017 excludes the dilutive effect of 525,059 shares issuable under stock options, 37,414 PBRSUs and 383,611 shares issuable upon the assumed conversion of the outstanding Series A Preferred Stock because the Company incurred net losses in the three and six months ended December 31, 2017 so their inclusion would be anti-dilutive. There were 72,114 unearned ESOP shares excluded from EPS calculations in the three and six months ended December 31, 2017.

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2018	2017(1)	2018	2017(1)
Undistributed net loss available to common stockholders	$(10,225)	$(17,190)	$(13,341)	$(16,384)
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(9)	1	(11)	35
Net loss available to common stockholders—basic	$(10,234)	$(17,189)	$(13,352)	$(16,349)

Weighted average common shares outstanding—basic	16,985,157	16,723,498	16,971,995	16,711,660
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Shares issuable under PBRSUs	—	—	—	—
Shares issuable under convertible preferred stock	—	—	—	—
Weighted average common shares outstanding—diluted	16,985,157	16,723,498	16,971,995	16,711,660
Net loss per common share available to common stockholders—basic	$(0.60)	$(1.03)	$(0.79)	$(0.98)
Net loss per common share available to common stockholders—diluted	$(0.60)	$(1.03)	$(0.79)	$(0.98)
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
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At December 31, 2018, Series A Preferred Stock consisted of the following:

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,045	$15,354	$654	$15,354

Note 21. Revenue Recognition
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
In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended December 31,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$99,286	62%	$104,457	62%
Coffee (Frozen Liquid)	9,318	6%	9,326	6%
Tea (Iced & Hot)	8,651	5%	7,751	5%
Culinary	16,795	10%	17,376	10%
Spice	6,002	4%	6,333	4%
Other beverages(1)	18,915	12%	21,429	13%
Net sales by product category	158,967	99%	166,672	100%
Fuel surcharge	806	1%	694	—%
Net sales	$159,773	100%	$167,366	100%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Six Months Ended December 31,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$194,640	63%	$187,340	63%
Coffee (Frozen Liquid)	17,874	6%	17,150	6%
Tea (Iced & Hot)	17,555	6%	15,423	5%
Culinary	32,789	11%	31,139	10%
Spice	12,160	4%	12,607	4%
Other beverages(1)	30,541	10%	34,035	11%
Net sales by product category	305,559	100%	297,694	99%
Fuel surcharge	1,654	—%	1,385	1%
Net sales	$307,213	100%	$299,079	100%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
Contract assets and liabilities are immaterial. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At December 31, 2018 and June 30, 2018, “Accounts receivable, net” included, $76.7 million and $54.5 million, respectively, in receivables from contracts with customers.
Note 22. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 24, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2018 Form 10-K. During the six months ended December 31, 2018, other than the following, there were no material changes in the Company’s commitments and contingencies.
Expansion Project Contract
In the third quarter of fiscal 2018, the Company commenced a project to expand its production lines (the “Expansion Project”) in the New Facility, including expanding capacity to support the transition of acquired business volumes under a guaranteed maximum price contract of up to $19.3 million. In the six months ended December 31, 2018, the Company paid $10.6 million for machinery and equipment expenditures associated with the Expansion Project. Since inception of the contract through December 31, 2018, the Company has paid a total of $18.9 million and accrued one remaining payment of $36,000 against the guaranteed maximum price contract for the Expansion Project. See Note 10.

Pension Plan Obligations
As of December 31, 2018, the Company’s pension plan obligations include: (i)  $70.5 million in estimated future benefit payments on single employer pension plan obligations; (ii) $2.6 million in pension withdrawal liability from the WCTPP; (iii) $0.2 million in aggregate future payments in fiscal 2035 to settle the withdrawal liability associated with the Company’s withdrawal from the Local 807 Labor Management Pension Plan; and (iv) $0.8 million in estimated contributions to multiemployer pension plans in the remainder of fiscal 2019.
Boyd Coffee Multiemployer Plan Holdback
In connection with the Boyd Business acquisition, at closing the Company held back $1.1 million in cash to pay, on behalf of the Seller, any assessment of withdrawal liability made against the Seller following the Closing Date in respect of the Seller’s multiemployer pension plan. On January 8, 2019, the Seller notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company paid from the Multiemployer Plan Holdback. The Company expects to retain and apply the remaining amount of the Multiemployer Plan Holdback of $0.5 million toward satisfaction of the Seller’s post-closing net working capital deficiency under the Asset Purchase Agreement. See Note 23.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Borrowings Under Revolving Credit Facility
The Company had outstanding borrowings of $130.0 million under the New Revolving Facility that were classified as “Long-term borrowings under revolving credit facility” on the Company’s condensed consolidated balance sheet at December 31, 2018, as compared to outstanding borrowings of $89.8 million under the Prior Revolving Facility that were classified as “Short-term borrowings under revolving credit facility” on the Company’s consolidated balance sheet at June 30, 2018. See Note 13.
Purchase Commitments
As of December 31, 2018, the Company had committed to purchase green coffee inventory totaling $68.0 million under fixed-price contracts, and other purchases totaling $19.8 million under non-cancelable purchase orders related primarily to the purchase of finished goods inventory.
As of December 31, 2018, the Company had commitments of $0.9 million for roasting equipment ordered for the New Facility which will be accrued by the Company upon delivery and acceptance of the equipment in the fourth quarter of fiscal 2019.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
At a December 3, 2018 status conference, the Court continued its stay on the Phase 3 remedies trial. The Court set

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

another status conference for February 4, 2019 and asked that the JDG submit a joint status report on appellate activities by January 28, 2019.
The JDG provided their written status update to the Court of Appeals timely on January 15, 2019, which update reported that OEHHA had submitted the final regulation (unchanged from its proposed rulemaking) to the California Office of Administrative Law (OAL) for review. The OAL has 30 working days (until February 19, 2019) to approve, reject, or submit questions to OEHHA concerning the regulation. If OAL approves the regulation, it would submit for publication in the April 1, 2019 update to the California Code of Regulations, at which point it is expected that it would become effective. On January 31, 2019, the Court of Appeals continued its Temporary Stay Order and required the JDG to provide a written update by April 15, 2019.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 23. Subsequent Events
Boyd Coffee Working Capital Settlement and Multiemployer Plan Holdback
On October 2, 2017, the Company acquired substantially all of the assets and certain specified liabilities of Boyd Coffee. The fair value of consideration transferred reflected the Company’s best estimate of the post-closing net working capital adjustment of $(8.1) million at June 30, 2018 when the purchase price allocation was finalized.
On January 23, 2019, PwC, as the “Independent Expert” designated under the Asset Purchase Agreement to resolve working capital disputes, issued its determination letter with respect to adjustments to working capital. The post-closing net working capital adjustment, as finally determined by the Independent Expert, is $(6.3) million. Under the terms of the Asset Purchase Agreement, the Seller is required to pay the Company the absolute value of this amount by wire transfer of immediately available funds or, at the option of the Company, the Company may retain the Holdback Cash Amount or the Holdback Stock to satisfy all or any portion of such deficiency, or net such deficiency against certain amounts otherwise due to the Seller under the Asset Purchase Agreement. The parties are currently discussing funding methods of the working capital shortfall along with the Company’s other indemnity claims. The parties have not yet agreed on whether this deficiency will be settled in cash or through retention of the Holdback Cash Amount and Holdback Stock. Due to unfavorable conversion pricing specified in the Asset Purchase Agreement for using the Holdback Stock to settle amounts owed, the agreed upon funding method may impact the amount of the working capital shortfall realized upon final resolution.
On January 8, 2019, the Seller notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company paid from the Multiemployer Plan Holdback. The Company expects to retain and apply the remaining amount of the Multiemployer Plan Holdback of $0.5 million toward satisfying the Seller’s post-closing net working capital deficiency under the Asset Purchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018 (the “2018 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the success of the Corporate Relocation Plan, the timing and success of implementation of the DSD Restructuring Plan, the Company’s success in consummating acquisitions and integrating acquired businesses, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for any future period.

Business Overview
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
We operate production facilities in Northlake, Texas (the “New Facility”); Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake, Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona. Our products reach our customers primarily in the following ways: through our nationwide Direct Store Delivery (“DSD”) network of 386 delivery routes and 106 branch warehouses as of December 31, 2018, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.
Results of Operations
Changes in Accounting Principles and Corrections to Previously Issued Financial Statements
As discussed in Note 3, Change in Accounting Principles and Corrections to Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, prior period amounts recorded in our condensed consolidated financial statements have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements, and the adoption of new accounting standards in the three and six months ended December 31, 2018 that required retrospective application. The discussion of our results of operations for the three and six months ended December 31, 2017 set forth below reflects these retrospective adjustments.
Financial Highlights

•
Volume of green coffee pounds processed and sold decreased (5.8)% and increased 1.0% in the three and six months ended December 31, 2018, respectively, as compared to the three and six months ended December 31, 2017.

•
Gross profit decreased $(3.0) million to $53.2 million in the three months ended December 31, 2018 from $56.3 million in the three months ended December 31, 2017. Gross profit decreased $(0.9) million to $101.5 million in the six months ended December 31, 2018, from $102.4 million in the six months ended December 31, 2017.

•	Gross margin decreased to 33.3% and 33.0%, respectively, in the three and six months ended December 31, 2018, from 33.6% and 34.2%, respectively, in the three and six months ended December 31, 2017.

•
Income (loss) from operations was $0.5 million and $(1.6) million, respectively, in the three and six months ended December 31, 2018 as compared to income from operations of $10,000 and $1.9 million, respectively, in the three and six months ended December 31, 2017.

•
Net loss available to common stockholders was $(10.2) million, or $(0.60) per common share available to common stockholders—diluted, in the three months ended December 31, 2018, compared to net loss available to common stockholders of $(17.2) million, or $(1.03) per common share available to common stockholders—diluted, in the three months ended December 31, 2017. Net loss available to common stockholders was $(13.4) million, or $(0.79) per common share available to common stockholders—diluted, in the six months ended December 31, 2018, compared to net loss available to common stockholders of $(16.3) million, or $(0.98) per common share available to common stockholders—diluted, in the six months ended December 31, 2017.

•
EBITDA decreased (136.8)% to $(3.2) million and EBITDA Margin was (2.0)% in the three months ended December 31, 2018, as compared to EBITDA of $8.7 million and EBITDA Margin of 5.2% in the three months ended December 31, 2017. EBITDA decreased (91.8)% to $1.5 million and EBITDA Margin was 0.5% in the six months ended December 31, 2018, as compared to EBITDA of $17.9 million and EBITDA Margin of 6.0% in the six months ended December 31, 2017.*

•
Adjusted EBITDA increased 18.4% to $12.4 million and Adjusted EBITDA Margin was 7.8% in the three months ended December 31, 2018, as compared to Adjusted EBITDA of $10.5 million and Adjusted EBITDA Margin of 6.3% in the three months ended December 31, 2017. Adjusted EBITDA increased 1.9% to $23.4 million and Adjusted EBITDA Margin was 7.6% in the six months ended December 31, 2018, as compared to Adjusted EBITDA of $23.0 million and Adjusted EBITDA Margin of 7.7% in the six months ended December 31, 2017.*

•
(* EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See Non-GAAP Financial Measures below for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.)

Net Sales
Net sales in the three months ended December 31, 2018 decreased $(7.6) million, or (4.5)%, to $159.8 million from $167.4 million in the three months ended December 31, 2017 due to a $(5.2) million decrease in net sales of roasted coffee products, a $(2.5) million decrease in net sales of other beverages, a $(0.6) million decrease in net sales of culinary products, and a $(0.3) million decrease in net sales of spice products, offset by a $0.9 million increase in net sales of tea products. The decline was driven primarily by lower volume in our direct ship business, the impact of lower coffee prices for our cost plus customers, a reduction in industrial soup base revenues associated with the Boyd Business acquisition which we stopped selling in the first quarter of the current fiscal year, and a decline in revenues sold through our DSD network. Net sales in the three months ended December 31, 2018 included $(1.0) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $(0.4) million in price decreases to customers utilizing such arrangements in the three months ended December 31, 2017.
Net sales in the six months ended December 31, 2018 increased $8.1 million, or 2.7%, to $307.2 million from $299.1 million in the six months ended December 31, 2017 due to a $7.3 million increase in net sales of roasted coffee products, a $2.1 million increase in net sales of tea products, a $1.7 million increase in net sales of culinary products, and a $0.7 million increase in net sales of frozen liquid coffee, offset by a $(3.3) million decrease in net sales of other beverages and a $(0.4) million decrease in net sales of spice products. The increase in net sales was primarily due to the addition of net sales from the Boyd Business for a full six month period, which were $44.6 million for the six months ended December 31, 2018 as compared to $26.3 million for the six months ended December 31, 2017. This increase was offset by a $(10.7) million decline in net sales primarily due to lower volume in our direct ship business, a decline in revenues sold through our DSD network, and the impact of pricing to our cost plus customers. Net sales in the six months ended December 31, 2018 included $(3.0) million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $0.5 million in price increases to customers utilizing such arrangements in the six months ended December 31, 2017.
The changes in net sales in the three and six months ended December 31, 2018 compared to the same periods in the prior fiscal year were due to the following:

(In millions)	Three Months Ended December 31, 2018 vs. 2017	Six Months Ended December 31, 2018 vs. 2017
Effect of change in unit sales	$(11.6)	$2.2
Effect of pricing and product mix changes	4.0	5.9
Total (decrease) increase in net sales	$(7.6)	$8.1
Unit sales decreased (6.8)% while average unit price increased by 2.4% in the three months ended December 31, 2018 as compared to the same period in the prior fiscal year, resulting in a decrease in net sales of (4.5)%.
The decrease in unit sales was primarily due to a (31.9)% decrease in unit sales of spice products, a (14.1)% decrease in unit sales of other beverages, a (11.7)% decrease in unit sales of culinary products, a (9.1)% decrease in unit sales of frozen liquid coffee products, and a (5.8)% decrease in unit sales of roasted coffee products, offset by a 10.7% increase in unit sales of tea products. The decrease in unit sales was primarily due to lower volume in our direct ship business and a decline in revenues sold through our DSD network. Average unit price increased in the three months ended December 31, 2018 primarily due to price increases on the majority of our products. In the three months ended December 31, 2018, we processed and sold approximately 27.4 million pounds of green coffee as compared to approximately 29.1 million pounds of green coffee processed and sold in the three months ended December 31, 2017. There were no new product category introductions in the three months ended December 31, 2018 or 2017 which had a material impact on our net sales.

Unit sales increased 0.7% and average unit price increased by 2.0% in the six months ended December 31, 2018 as compared to the same period in the prior fiscal year, resulting in an increase in net sales of 2.7%. The increase in unit sales was primarily due to a 21.1% increase in unit sales of frozen liquid coffee products, an 8.9% increase in unit sales of tea products, a 1.0% increase in unit sales of roasted coffee products, and a 0.8% increase in unit sales of culinary products, offset by a (20.4)% decrease in unit sales of spice products and a (4.9)% decrease in unit sales of other beverages. The increase in unit sales was primarily due to the addition of the Boyd Business which is fully reflected in the six months ended December 31, 2018 compared to only three months of Boyd Business operations in the six months ended December 31, 2017, offset by lower volume in our direct ship business and a decline in revenues sold through our DSD network. Average unit price increased in the six months ended December 31, 2018 primarily due to price increases on the majority of our products. There were no new product category introductions in the six months ended December 31, 2018 or 2017 which had a material impact on our net sales.
The following tables present net sales aggregated by product category for the respective periods indicated:

	Three Months Ended December 31,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$99,286	62%	$104,457	62%
Coffee (Frozen Liquid)	9,318	6%	9,326	6%
Tea (Iced & Hot)	8,651	5%	7,751	5%
Culinary	16,795	10%	17,376	10%
Spice	6,002	4%	6,333	4%
Other beverages(1)	18,915	12%	21,429	13%
Net sales by product category	158,967	99%	166,672	100%
Fuel surcharge	806	1%	694	—%
Net sales	$159,773	100%	$167,366	100%

____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

	Six Months Ended December 31,
	2018		2017
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$194,640	63%	$187,340	63%
Coffee (Frozen Liquid)	17,874	6%	17,150	6%
Tea (Iced & Hot)	17,555	6%	15,423	5%
Culinary	32,789	11%	31,139	10%
Spice	12,160	4%	12,607	4%
Other beverages(1)	30,541	10%	34,035	11%
Net sales by product category	305,559	100%	297,694	99%
Fuel surcharge	1,654	—%	1,385	1%
Net sales	$307,213	100%	$299,079	100%

____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

Cost of Goods Sold
Cost of goods sold in the three months ended December 31, 2018 decreased $(4.6) million, or (4.1)%, to $106.5 million, or 66.7% of net sales, from $111.1 million, or 66.4% of net sales, in the three months ended December 31, 2017. The decrease in cost of goods sold was primarily due to a decrease in net sales of $(7.6) million between the periods, partially offset by an increase in coffee brewing equipment expenses. Expenses related to coffee brewing equipment provided to customers included in cost of goods sold in the three months ended December 31, 2018 and 2017 were $8.4 million and $7.1 million, respectively.  Notwithstanding the decrease in cost of goods sold, cost of goods sold as a percentage of net sales increased in the three months ended December 31, 2018 primarily due to higher manufacturing costs associated with the production operations in the New Facility and higher depreciation expense for the New Facility, offset by lower green coffee costs and increased product pricing within our DSD network . The average Arabica “C” market price of green coffee decreased 5.2% in the three months ended December 31, 2018.

Cost of goods sold in the six months ended December 31, 2018 increased $9.0 million, or 4.6%, to $205.7 million, or 67.0% of net sales, from $196.7 million, or 65.8% of net sales, in the six months ended December 31, 2017. The increase in cost of goods sold was primarily due to an increase in net sales of $8.1 million between the periods, including the addition of the Boyd Business for the full six month period which increased cost of goods sold by $33.2 million. In addition, we realized higher coffee brewing equipment expenses, freight, and manufacturing costs associated with the production operations in the New Facility, as well as higher depreciation expense for the New Facility, offset by lower green coffee costs. The average Arabica “C” market price of green coffee decreased 6.7% in the six months ended December 31, 2018.
Gross Profit
Gross profit in the three months ended December 31, 2018 decreased $(3.0) million, or (5.4)%, to $53.2 million from $56.3 million in the three months ended December 31, 2017 and gross margin decreased to 33.3% in the three months ended December 31, 2018 from 33.6% in the three months ended December 31, 2017. The decrease in gross profit for the three months ended December 31, 2018 was primarily due to higher coffee brewing equipment costs associated with increased installation activity during the period, higher freight costs and higher production costs, offset by higher product margins which were driven by lower coffee prices and increased product pricing within our DSD network.
Gross profit in the six months ended December 31, 2018 decreased $(0.9) million, or (0.9)%, to $101.5 million from $102.4 million in the six months ended December 31, 2017 and gross margin decreased to 33.0% in the six months ended December 31, 2018 from 34.2% in the six months ended December 31, 2017. The decrease in gross profit for the six months ended December 31, 2018 was primarily due to higher coffee brewing equipment costs associated with increased installation activity during the period, higher production cost, and higher freight costs.

Operating Expenses
In the three months ended December 31, 2018, operating expenses decreased $(3.5) million, or (6.3)%, to $52.7 million, or 33.0% of net sales, from $56.3 million, or 33.6% of net sales, in the three months ended December 31, 2017, primarily due to a $2.5 million decrease in selling expenses and a $2.2 million decrease in general and administrative expenses. The decrease in selling expenses was associated with headcount reductions and other efficiencies from DSD route optimization and the decrease in general and administrative expenses was associated with synergies achieved though the Boyd Business acquisition and the conclusion of the transition services and co-manufacturing agreements with Boyd Coffee at the beginning of October 2018, offset by higher acquisition and integration costs and bad debt expense. Net gains from sales of assets in the second quarter of fiscal 2019 included $0.1 million in earnout from the sale of spice assets and net losses of $0.9 million from sales of other assets, primarily associated with the Boyd Coffee plant decommissioning, as compared to $0.4 million in earnout from the sale of spice assets and net losses of $0.1 million from sales of other assets in the prior year period.
In the six months ended December 31, 2018, operating expenses increased $2.5 million, or 2.5%, to $103.1 million, or 33.5% of net sales, from $100.5 million, or 33.6% of net sales, in the six months ended December 31, 2017, primarily due to a $1.9 million increase in selling expenses and a $4.4 million increase in restructuring and other transition expenses, partially offset by a $4.9 million reduction in general and administrative expenses. The increase in selling expenses was primarily due to the addition of the Boyd Business which added $3.7 million to selling expenses exclusive of related depreciation and amortization expense, and an increase of $0.8 million in depreciation and amortization expense, offset by lower headcount and DSD route optimization.

The decrease in general and administrative expenses during the six months ended December 31, 2018 was primarily due to synergies achieved from the integration of the Boyd Business and conclusion of the transition services and co-manufacturing agreements with Boyd Coffee at the beginning of October 2018, offset by higher acquisition and integration costs and bad debt expense. In the six months ended December 31, 2018, we paid Boyd Coffee a total of $3.7 million for services under these agreements, as compared to $9.2 million paid for such services in the six months ended December 31, 2017.

Net gains from sales of assets in the six months ended December 31, 2018 included $0.4 million in earnout from the sale of spice assets and net losses of $1.1 million from sales of other assets, primarily associated with the Boyd Coffee plant decommissioning, as compared to $0.5 million in earnout from the sale of spice assets and net losses of $0.1 million from sales of other assets in the prior year period.

Restructuring and other transition expenses in the six months ended December 31, 2018 increased $4.4 million, as compared to the same period in the prior fiscal year. This increase included $3.4 million, including interest, assessed by the Western Conference of Teamsters Pension Trust (the “WC Pension Trust”) in the six months ended December 31, 2018, representing the Company’s share of the Western Conference of Teamsters Pension Plan (“WCTPP”) unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan. In addition, in the six months ended December 31, 2018, we incurred $1.4 million in restructuring and other transition expenses, primarily employee-related costs, associated with the DSD Restructuring Plan, as compared to $0.2 million in restructuring and other transition expenses associated with the DSD Restructuring Plan in the three months ended December 31, 2017.
Income (Loss) from Operations
Income from operations in the three months ended December 31, 2018 was $0.5 million as compared to $10,000 in the three months ended December 31, 2017. The increase of $0.5 million was primarily driven by lower operating expenses, partially offset by lower gross profit.
Loss from operations in the six months ended December 31, 2018 was $(1.6) million as compared to income from operations of $1.9 million in the six months ended December 31, 2017. Loss from operations in the six months ended December 31, 2018 was primarily due to higher restructuring and other transition expenses related to the withdrawal liability from the WCTPP associated with the Corporate Relocation Plan and employee-related costs associated with the DSD Restructuring Plan,  higher acquisition and integration costs associated with the Boyd Business acquisition, and lower gross profit, partially offset by lower general and administrative expenses primarily due to conclusion of the transition services and co-manufacturing agreements with Boyd Coffee.
Total Other Expense
Total other expense in the three and six months ended December 31, 2018 was $(13.3) million and $(15.5) million compared to $(0.3) million and $(0.7) million in the three and six months ended December 31, 2017. The change in total other expense in the three and six months ended December 31, 2018 was primarily a result of a pension settlement charge in the amount of $10.9 million, higher interest expense, and higher net losses on coffee-related derivative instruments.
The pension settlement charge incurred in the three and six months ended December 31, 2018 of $10.9 million was due to the termination of the Farmer Bros. Co. Pension Plan for Salaried Employees effective December 1, 2018. By terminating the Farmer Bros. Plan, we reduced our overall pension projected benefit obligation by approximately $24.4 million. The $10.9 million pension settlement charge is non-cash. As a result of the pension plan termination we expect to realize lower Pension Benefit Guaranty Corporation expenses in the future of approximately $0.3 million to $0.4 million per year.
Interest expense in the three months ended December 31, 2018 increased $0.8 million to $3.3 million from $2.5 million in the prior year period. Interest expense in the six months ended December 31, 2018 increased $1.5 million to $6.2 million as compared to $4.7 million in the prior year period. The increase in interest expense in the three and six months ended December 31, 2018 was principally due to higher outstanding borrowings on our revolving credit facility primarily related to the Boyd Business acquisition and the write-off of deferred financing costs associated with the ending of our prior credit facility which was replaced with a new facility in November 2018.
Other, net in the three months ended December 31, 2018 decreased by $1.3 million from $1.0 million in the three months ended December 31, 2018 from $2.2 million in the prior year period. Other, net decreased by $2.4 million to $1.6 million in the three months ended December 2018 from $4.0 million in the prior year period. The decrease in Other, net in the three and six months ended December 31, 2018 was primarily due to increased mark-to-market losses on coffee-related derivative instruments not designated as accounting hedges.

Interest expense included $1.6 million in pension related interest expense in each of the three months ended December 31, 2018 and 2017, and $3.3 million in each of the six months ended December 31, 2018 and 2017, resulting from the adoption of ASU 2017-07. Other, net included pension investment returns of $1.8 million and $1.7 million in the three months ended December 31, 2018 and 2017, respectively, and $3.5 million and $3.3 million in the six months ended December 31, 2018 and 2017, respectively, resulting from the adoption of ASU 2017-07. See Note 2, Summary of Significant Accounting Policies-Recently Adopted Accounting Standards, and Note 3, Changes in Accounting Principles and Corrections to Previously Issued Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Income Taxes
In the three and six months ended December 31, 2018, we recorded income tax benefit of $(2.7) million and $(4.0) million, respectively, compared to income tax expense of $16.8 million and $17.4 million in the three and six months ended December 31, 2017, respectively.  The decrease in income taxes was primarily a result of the change in (loss) income before income taxes and the reduction in deferred tax assets recorded in the three months ended December 31, 2018 associated with the Tax Cut and Jobs Act of 2017 which lowered the federal corporate tax rate to 21.0%. See Note 18, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Net Loss Available to Common Stockholders
As a result of the foregoing factors, net loss was $(10.1) million in the three months ended December 31, 2018 as compared to net loss of $(17.1) million in the three months ended December 31, 2017. Net loss available to common stockholders was $(10.2) million, or $(0.60) per common share available to common stockholders—diluted, in the three months ended December 31, 2018, compared to net loss available to common stockholders of $(17.2) million, or $(1.03) per common share available to common stockholders—diluted, in the three months ended December 31, 2017. Net loss was $(13.1) million in the six months ended December 31, 2018 as compared to net loss of $(16.2) million in the six months ended December 31, 2017. Net loss available to common stockholders was $(13.4) million, or $(0.79) per common share available to common stockholders—diluted, in the six months ended December 31, 2018, compared to net loss available to common stockholders of $(16.3) million, or $(0.98) per common share available to common stockholders—diluted, in the six months ended December 31, 2017.

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense; and

•	depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense;

•	(loss) income from short-term investments;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	restructuring and other transition expenses;

•	net gains and losses from sales of assets;

•	non-cash pension settlement charges; and

•	acquisition and integration costs.
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
Beginning in the first quarter of fiscal 2019, for purposes of calculating EBITDA and EBITDA Margin and Adjusted EBITDA and Adjusted EBITDA Margin, we have excluded the impact of interest expense resulting from the adoption of ASU 2017-07 because such interest expense is not reflective of our ongoing operating results. See Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
In the second quarter of fiscal 2019, we modified the calculation of Adjusted EBITDA and Adjusted EBITDA Margin to exclude a non-cash pretax pension settlement charge resulting from the amendment and termination of the Farmer Bros. Plan effective December 1, 2018. This modification to our non-GAAP financial measures was made because such expenses are not reflective of our ongoing operating results and adjusting for them will help investors with comparability of our results.
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
Prior year periods set forth in the tables below have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements, and the adoption of new accounting standards in the three and six months ended December 31, 2018 that required retrospective application. See Note 3, Changes in Accounting Principles and Corrections to Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2018	2017	2018	2017
Net loss, as reported	$(10,100)	$(17,060)	$(13,086)	$(16,220)
Income tax (benefit) expense	(2,725)	16,788	(4,012)	17,380
Interest expense (1)	1,735	861	2,938	1,384
Depreciation and amortization expense	7,902	8,077	15,630	15,330
EBITDA	$(3,188)	$8,666	$1,470	$17,874
EBITDA Margin	(2.0)%	5.2%	0.5%	6.0%
____________
(1) Excludes interest expense of $1.6 million in each of the three months ended December 31, 2018 and 2017, and $3.3 million in each of the six months ended December 31, 2018 and 2017, resulting from the adoption of ASU 2017-07. See Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2018	2017	2018	2017
Net loss, as reported	$(10,100)	$(17,060)	$(13,086)	$(16,220)
Income tax (benefit) expense	(2,725)	16,788	(4,012)	17,380
Interest expense(1)	1,735	861	2,938	1,384
Depreciation and amortization expense	7,902	8,077	15,630	15,330
ESOP and share-based compensation expense	945	1,038	1,857	1,844
Restructuring and other transition expenses(2)	207	139	4,674	259
Net gains from sale of spice assets	(138)	(395)	(390)	(545)
Net losses from sales of other assets	942	91	1,113	144
Acquisition and integration costs	2,727	971	3,738	3,382
Pension settlement charge	10,948	—	10,948	—
Adjusted EBITDA	$12,443	$10,510	$23,410	$22,958
Adjusted EBITDA Margin	7.8%	6.3%	7.6%	7.7%
____________
(1) Excludes interest expense of $1.6 million in each of the three months ended December 31, 2018 and 2017, and $3.3 million in each of the six months ended December 31, 2018 and 2017, resulting from the adoption of ASU 2017-07. See

Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
(2) In the six months ended December 31, 2018, includes $3.4 million, including interest, assessed by the WC Pension Trust representing the Company’s share of the WCTPP unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan, net of payments of $0.8 million in the six months ended December 31, 2018.

Liquidity, Capital Resources and Financial Condition
Revolving Credit Facility
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
The New Revolving Facility replaced, by way of amendment and restatement, our senior secured revolving credit facility (the “Prior Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank, with revolving commitments of $125.0 million as of September 30, 2018 and $135.0 million as of October 18, 2018 (the “Third Amendment Effective Date”), subject to an accordion feature. Under the Prior Revolving Facility, as amended, advances were based on our eligible accounts receivable, eligible inventory, eligible equipment, the value of certain real property and trademarks, and an amount based on the lesser of $10.0 million (subject to monthly reduction) and the sum of certain eligible accounts and eligible inventory, less required reserves. The commitment fee was a flat fee of 0.25% per annum irrespective of average revolver usage. Outstanding obligations were collateralized by all of our assets, excluding, amongst other things, certain real property not included in the borrowing base. Borrowings under the Prior Revolving Facility bore interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%; provided, that, after the Third Amendment Effective Date, (i) until March 31, 2019 the applicable rate was PRIME + 0.25% or Adjusted LIBO Rate + 1.75%; and (ii) loans up to certain formula amounts were subject to an additional margin ranging from 0.375% to 0.50%. The Prior Revolving Facility included a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to the maintenance of a fixed charge coverage ratio, and provided for customary events of default.
At December 31, 2018, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $130.0 million and utilized $2.0 million of the letters of credit sublimit. At December 31, 2018, the weighted average interest rate on our outstanding borrowings under the New Revolving Facility was 3.94%. At December 31, 2018, we were in compliance with all of the covenants under the New Revolving Facility.
At February 8, 2019, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $140.0 million and utilized $2.0 million of the letters of credit sublimit.
We classify borrowings contractually due to be settled one year or less as short-term and more than one year as long-term. We classify outstanding borrowings as short-term or long-term based on our ability and intent to pay or refinance the outstanding borrowings on a short-term or long-term basis. Outstanding borrowings under our revolving credit facility were classified on our consolidated balance sheets as “Long-term borrowings under revolving credit facility” at December 31, 2018 and “Short-Term borrowings under revolving credit facility” at June 30, 2018.

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
At December 31, 2018, we had $13.3 million in cash and cash equivalents. At December 31, 2018, none of the cash in our coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held could have a significant impact on cash deposit requirements under our broker and counterparty agreements and may adversely affect our liquidity.
Changes in Cash Flows
Net cash used in operating activities was $5.6 million in the six months ended December 31, 2018 compared to net cash used in operating activities of $1.5 million in the six months ended December 31, 2017. Net cash used in operating activities in the six months ended December 31, 2018 was primarily due to increases in accounts and notes receivable balances and inventory purchases, offset by increases in accounts payable. The increase in accounts receivables was primarily due to increased past due receivables from several large direct ship customers and a lower recovery rate of collections. The increase in accounts payable was primarily due to higher inventory levels associated with the integration of the Boyd Business and higher acquisition and integration costs incurred during the six months ended December 31, 2018 associated with the one-time payroll and benefit expenses, and Boyd Coffee plant decommissioning and equipment relocation costs. Net cash used in operating activities in the six months ended December 31, 2017 was primarily due to a higher level of cash outflows from operating activities primarily due to an increase in inventory balances and payment of accounts payable balances, and lower cash inflows from operations due to an increase in accounts receivable balances. The increase in cash outflows was primarily related to the addition of the Boyd Business as well as softer than expected sales resulting in higher inventories.
Net cash used in investing activities during the six months ended December 31, 2018 was $23.0 million as compared to $55.8 million in the six months ended December 31, 2017, a decrease of $32.8 million.  Investment activities were elevated in the prior year period principally due to the acquisition of the Boyd Business for $39.6 million in cash.   For the six months ended December 31, 2018 we had purchases of property, plant and equipment of $23.1 million, which included $10.6 million for machinery and equipment relating to the Expansion Project, and $12.6 million in maintenance capital expenditures. Maintenance capital expenditures included higher coffee brewing equipment purchases compared to the prior year period due to an increased level of installations for new customers.

Net cash provided by financing activities in the six months ended December 31, 2018 was $39.6 million as compared to $56.5 million in the six months ended December 31, 2017, a decrease of $16.9 million. Net cash provided by financing activities in the six months ended December 31, 2018 included $40.2 million in net borrowings under our New Revolving Facility and Prior Revolving Facility, compared to $56.8 million in net borrowings under the Prior Revolving Facility in the six months ended December 31, 2017.
Acquisitions
On October 2, 2017, we acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States, in consideration of cash and preferred stock. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to our product portfolio, improve our growth potential, deepen our distribution footprint and increase our capacity utilization at our production facilities. At closing, for consideration of the purchase, we paid Boyd Coffee $38.9 million in cash from borrowings under our Prior Revolving Facility and issued to Boyd Coffee 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), with a fair value of $11.8 million as of the closing date. Additionally, we held back $3.2 million in cash and 6,300 shares of Series A Preferred Stock, with a fair value of $4.8 million as of the closing date, for the satisfaction of any post-closing working capital adjustments and to secure Boyd Coffee’s (and the other seller parties’)

indemnification obligations under the purchase agreement. Any holdback amounts not used to satisfy indemnification claims (including pending claims) will be released to the seller on the 18-month anniversary of the closing date.
In addition to the $3.2 million cash holdback, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer pension plan, which amount was recorded in “Other current liabilities” and “Other long-term liabilities” on our consolidated balance sheets at December 31, 2018 and June 30, 2018, respectively. On January 8, 2019, Boyd Coffee notified the Company of the assessment of $0.5 million in withdrawal liability against Boyd Coffee, which the Company paid from the Multiemployer Plan Holdback. See Note 23, Subsequent Events, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The fair value of consideration transferred reflected the Company’s best estimate of the post-closing net working capital adjustment of $(8.1) million at June 30, 2018 when the purchase price allocation was finalized. On January 23, 2019, PricewaterhouseCoopers LLP (“PwC”), as the “Independent Expert” designated under the Asset Purchase Agreement to resolve working capital disputes, issued its determination letter with respect to adjustments to working capital. The post-closing net working capital adjustment, as determined by the Independent Expert, was ($6.3) million. See Note 23, Subsequent Events, of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this report.
At closing, the parties entered into a transition services agreement where Boyd Coffee agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. We also entered into a co-manufacturing agreement with Boyd Coffee for a transition period of up to 12 months as we transitioned production into our plants. Amounts paid by the Company to Boyd Coffee for these services totaled $3.7 million in the three and six months ended December 31, 2018, and $9.2 million in the three and six months ended December 31, 2017. The transition services and co-manufacturing agreements expired on October 2, 2018.
We incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of legal and consulting expenses, Boyd Coffee plant decommissioning and equipment relocation costs, and one-time payroll and benefit expenses, of $2.7 million and $1.0 million, respectively, during the three months ended December 31, 2018 and 2017, and $3.7 million and $3.4 million, respectively, during the six months ended December 31, 2018 and 2017. These expenses are included in operating expenses in the Company's condensed consolidated statements of operations.
See Note 4, Acquisitions, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
DSD Restructuring Plan
As a result of an ongoing operational review of various initiatives within our DSD selling organization, in the third quarter of fiscal 2017, we commenced a plan to reorganize our DSD operations in an effort to realign functions into a channel based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results (the “DSD Restructuring Plan”). We estimate that we will recognize approximately $4.9 million of pretax restructuring charges by the end of fiscal 2019 consisting of approximately $2.7 million in employee-related costs and contractual termination payments, including severance, prorated bonuses for bonus eligible employees and outplacement services, and $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. We expect to complete the DSD Restructuring Plan by the end of fiscal 2019.
We incurred expenses related to the DSD Restructuring Plan in the amounts of $0.2 million and $0, in employee-related costs and $0 and $0.1 million, in other related costs for three months ended December 31, 2018 and 2017, respectively, and $1.2 million and $24,000, in employee-related costs and $0.2 million and $0.2 million, in other related costs for the six months ended December 31, 2018 and 2017, respectively. Since the adoption of the DSD Restructuring Plan through December 31, 2018, we have recognized a total of $4.5 million in aggregate cash costs including $2.5 million in employee-related costs, and $1.9 million in other related costs. As of December 31, 2018, we had paid a total of $4.2 million of these costs, and had a balance of $0.3 million in DSD Restructuring Plan-related liabilities on our condensed consolidated balance sheet. The remaining costs are expected to be incurred in the remainder of fiscal 2019. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD

Restructuring Plan. See Note 5, Restructuring Plans-Direct Store Delivery (“DSD”) Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Corporate Relocation Plan
In the three and six months ended December 31, we incurred $3.4 million in restructuring and other transition expenses associated with the assessment by the WCTPP of our share of the WCTPP unfunded benefits due to our partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan. Since the adoption of the Corporate Relocation Plan through December 31, 2018, we have recognized a total of $35.2 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $3.4 million in pension withdrawal liability, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs. We also recognized from inception through December 31, 2018 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. See Note 5, Restructuring Plans—Corporate Relocation Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
New Facility Expansion Project
In the third quarter of fiscal 2018, we commenced a project to expand our production lines (the “Expansion Project”) in the New Facility, including expanding capacity to support the transition of acquired business volumes under a guaranteed maximum price contract of up to $19.3 million. See Note 22, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Capital Expenditures
For the six months ended December 31, 2018 and 2017, our capital expenditures paid were as follows:

	Six Months Ended December 31,
(In thousands)	2018	2017
Maintenance:
Coffee brewing equipment	$8,922	$4,816
Building and facilities	15	265
Vehicles, machinery and equipment	1,723	5,051
IT, software, office furniture and equipment	1,907	1,625
Capital expenditures, maintenance	$12,567	$11,757

Expansion Project:
Machinery and equipment	$10,553	$—
Capital expenditures, Expansion Project	$10,553	$—

New Facility Costs
Building and facilities, including land	—	1,577
Machinery and equipment	—	2,489
Software, office furniture and equipment	—	426
Capital expenditures, New Facility	$—	$4,492

Total capital expenditures	$23,120	$16,249
In fiscal 2019, we anticipate paying between $20 million to $22 million in maintenance capital expenditures to replace normal wear and tear of coffee brewing equipment and to support increased installation activity in the three and six months ended December 31, 2018, building and facilities, vehicles, machinery and equipment, and IT, software, office furniture and equipment. We expect to finance these expenditures through cash flows from operations and borrowings under our New Revolving Facility described above.
Depreciation and amortization expense was $15.6 million and $15.3 million in the six months ended December 31, 2018 and 2017, respectively. We anticipate our depreciation and amortization expense will be approximately $8.0 million to $8.5 million per quarter in the remainder of fiscal 2019 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Working Capital
At December 31, 2018 and June 30, 2018, our working capital was composed of the following:

	December 31, 2018	June 30, 2018
(In thousands)
Current assets	$215,982	$173,514
Current liabilities(1)	108,052	178,457
Working capital	$107,930	$(4,943)
________________
(1) Current liabilities includes short-term borrowings under the Prior Revolving Facility of $89.8 million as of June 30, 2018. Outstanding borrowings under our revolving credit facility were reclassified on our consolidated balance sheet from short-term to long-term at December 31, 2018.
Contractual Obligations
During the six months ended December 31, 2018, other than the following, there were no material changes in our contractual obligations.
In the three and six months ended December 31, 2018, we paid $8.2 and $10.6 million, respectively, for machinery and equipment expenditures associated with the Expansion Project. Since inception of the contract through December 31, 2018, we have paid a total of $18.9 million, with $36,000 to be paid in the remainder of fiscal 2019.

In connection with our partial withdrawal from the WCTPP, we agreed with the WCT Pension Trust’s assessment of pension withdrawal liability in the amount of $3.4 million, including interest, which is payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822, commencing September 10, 2018. At December 31, 2018, we had paid $0.8 million and recorded $2.6 million on our condensed consolidated balance sheet relating to this obligation, with the current portion included in “Accrued payroll expenses” and the long-term portion included in “Accrued pension liabilities.”
Effective December 1, 2018 we amended and terminated the Farmer Bros. Plan. Termination of the Farmer Bros. Plan triggered re-measurement and settlement of the Farmer Bros. Plan and re-measurement of the Brewmatic Plan. As a result of the distributions to the remaining plan participants of the Farmer Bros. Plan, we reduced our overall pension projected benefit obligation by approximately $24.4 million and recognized a non-cash pension settlement charge of $8.1 million after-tax ($10.9 million pretax) in the three and six months ended December 31, 2018. After the re-measurement and settlement, the new projected benefit obligation and fair value of plan assets for the Brewmatic Plan are $114.1 million and $67.4 million, respectively, resulting in a net underfunded status of $46.7 million as of December 31, 2018. This represents a $6.7 million increase from the net underfunded status of the Farmer Bros. Plan and Brewmatic Plan as of June 30, 2018 primarily due to actual losses recognized on plan assets during the six months ended December 31, 2018.

During the three months ended December 31, 2018, the Company and the Local 807 Pension Fund agreed to settle the Company’s remaining withdrawal liability to the Local 807 Pension Fund relating to the Company’s withdrawal from the Local 807 Labor Management Pension Plan in fiscal 2012 for a lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. In the three and six months ended December 31, 2018, we paid the Local 807 Pension Fund $3.0 million in cash and recorded $0.2 million in “Accrued pension liabilities” on our condensed consolidated balance sheet at December 31, 2018.

As of December 31, 2018, our pension plan obligations include: (i) $70.5 million in estimated future benefit payments on single employer pension plan obligations; (ii) $2.6 million in pension withdrawal liability from the WCTPP; (iii) $0.2 million in aggregate future payments in fiscal 2035 to settle the withdrawal liability associated with our withdrawal from the Local 807 Labor Management Pension Plan; and (iv) $0.8 million in estimated contributions to multiemployer pension plans in the remainder of fiscal 2019.

In connection with the Boyd Business acquisition, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the Closing Date in respect of the Boyd Coffee’s multiemployer pension plan. On January 8, 2019, Boyd Coffee notified us of the assessment of $0.5 million in withdrawal liability against Boyd Coffee, which we paid from the Multiemployer Plan Holdback. We expect to retain and apply the remaining amount of the Multiemployer Plan Holdback of $0.5 million toward satisfaction of Boyd Coffee’s post-closing net working capital deficiency under the Asset Purchase Agreement. See Note 23, Subsequent Events, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

We had outstanding borrowings of $130.0 million under the New Revolving Facility that were classified as “Long-term borrowings under revolving credit facility” on our condensed consolidated balance sheet at December 31, 2018, as compared to outstanding borrowings of $89.8 million under the Prior Revolving Facility that were classified as “Short-term borrowings under revolving credit facility” on our consolidated balance sheet at June 30, 2018.

As of December 31, 2018, the Company had committed to purchase green coffee inventory totaling $68.0 million under fixed-price contracts, and other purchases totaling $19.8 million under non-cancelable purchase orders related primarily to the purchase of finished goods inventory.

As of December 31, 2018, we had commitments of $0.9 million for roasting equipment ordered for the New Facility which will be accrued by the Company upon delivery and acceptance of the equipment in the fourth quarter of fiscal 2019.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Borrowings under our New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Borrowings under our Prior Revolving Facility bore interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%, %; provided, that, after the Third Amendment Effective Date, (i) until March 31, 2019 the applicable rate was PRIME + 0.25% or Adjusted LIBO Rate + 1.75%; and (ii) loans up to certain formula amounts were subject to an additional margin ranging from 0.375% to 0.50%.
At December 31, 2018, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $130.0 million and utilized $2.0 million of the letters of credit sublimit. The weighted average interest rate on our outstanding borrowings under the New Revolving Facility at December 31, 2018 was 3.94%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings under the New Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of December 31, 2018:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$130,000	2.44%	$3,172
–100 basis points	$130,000	2.94%	$3,822
Unchanged	$130,000	3.94%	$5,122
+100 basis points	$130,000	4.94%	$6,422
+150 basis points	$130,000	5.44%	$7,072

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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended December 31, 2018 and 2017, respectively, we reclassified $(2.2) million in net losses and $(0.1) million in net losses on coffee-related derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. For the six months ended December 31, 2018 and 2017, respectively, we reclassified $(4.2) million in net losses and $1.2 million in net gains on coffee-related derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended December 31, 2018 and 2017, we recorded in “Other, net” net losses of $(0.9) million and $(0.2) million, respectively, on coffee-related derivative instruments not designated as accounting hedges. In the six months ended December 31, 2018 and 2017, we recorded in “Other, net” net losses of $(2.0) million and $(0.1) million, respectively, on coffee-related derivative instruments not designated as accounting hedges.
The following table summarizes the potential impact as of December 31, 2018 to net income and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$747	$(747)	$3,507	$(3,507)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2018. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2018, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 22, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

    Our accounts receivable represent a significant portion of our current assets and a substantial portion of our trade accounts receivables relate principally to a limited number of customers, increasing our exposure to bad debts and counter-party risk which could potentially have a material adverse effect on our results of operations.

A significant portion of our trade accounts receivable are from five customers. The concentration of our accounts receivable across a limited number of parties subjects us to individual counter-party and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, delaying or reducing our collection of receivables or rendering collection impossible altogether. Certain of the parties use third-party distributors or do business through a network of affiliate entities which can make collection efforts more challenging and, at times, collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

-32

Item 6.	Exhibits

Exhibit No.	Description

3.3*	Amended and Restated Bylaws, adopted as of October 14, 2018.

10.15+*	Farmer Bros. Co. 2005 Incentive Compensation Plan.

10.35+*	Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013).

10.43+*	Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement.

10.45+*	Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.

10.46+*	Stock Ownership Guidelines for Directors and Executive Officers, as amended February 7, 2019.

10.52+*	Second Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, dated as of December 31, 2018.

10.53+*	Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018.

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith

**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Michael H. Keown
Michael H. Keown President and Chief Executive Officer (chief executive officer)
February 11, 2019

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
February 11, 2019