Form 10-Q
period 2019-03-31
FARMER BROTHERS CO
filed 2019-05-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

888-998-2468
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	FARM	The NASDAQ Global Select Market

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
YES ☐ NO  ☒
As of April 30, 2019, the registrant had 17,040,100 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,194	$2,438
Accounts receivable, net	65,755	58,498
Inventories	100,370	104,431
Income tax receivable	346	305
Short-term derivative assets	144	—
Prepaid expenses	7,082	7,842
Total current assets	185,891	173,514
Property, plant and equipment, net	191,250	186,589
Goodwill	36,224	36,224
Intangible assets, net	29,528	31,515
Other assets	9,962	8,381
Deferred income taxes	—	39,308
Total assets	$452,855	$475,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	62,810	56,603
Accrued payroll expenses	15,831	17,918
Short-term borrowings under revolving credit facility	—	89,787
Short-term obligations under capital leases	57	190
Short-term derivative liabilities	5,543	3,300
Other current liabilities	7,548	10,659
Total current liabilities	91,789	178,457
Long-term borrowings under revolving credit facility	123,000	—
Accrued pension liabilities	46,776	40,380
Accrued postretirement benefits	17,949	20,473
Accrued workers’ compensation liabilities	4,938	5,354
Other long-term liabilities	2,619	1,812
Total liabilities	$287,071	$246,476
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of March 31, 2019 and June 30, 2018; liquidation preference of $15,489 and $15,089 as of March 31, 2019 and June 30, 2018, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,004,561 and 16,951,659 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	17,005	16,952
Additional paid-in capital	57,321	55,965
Retained earnings	155,072	220,307
Unearned ESOP shares	—	(2,145)
Accumulated other comprehensive loss	(63,629)	(62,039)
Total stockholders’ equity	$165,784	$229,055
Total liabilities and stockholders’ equity	$452,855	$475,531
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$146,679	$157,927	$453,892	$457,006
Cost of goods sold	106,779	105,629	312,513	302,349
Gross profit	39,900	52,298	141,379	154,657
Selling expenses	34,422	37,754	111,323	112,736
General and administrative expenses	11,306	14,157	32,063	39,822
Restructuring and other transition expenses	26	52	4,700	311
Net gains from sale of spice assets	(203)	(110)	(593)	(655)
Net losses (gains) from sales of other assets	451	(590)	1,564	(446)
Impairment losses on intangible assets	—	3,820	—	3,820
Operating expenses	46,002	55,083	149,057	155,588
Loss from operations	(6,102)	(2,785)	(7,678)	(931)
Other (expense) income:
Dividend income	—	1	—	12
Interest income	—	—	—	2
Interest expense	(2,981)	(2,547)	(9,165)	(7,221)
Pension settlement charge	—	—	(10,948)	—
Other, net	495	1,817	2,105	5,782
Total other expense	(2,486)	(729)	(18,008)	(1,425)
Loss before taxes	(8,588)	(3,514)	(25,686)	(2,356)
Income tax expense (benefit)	43,161	(1,321)	39,149	16,058
Net loss	$(51,749)	$(2,193)	$(64,835)	$(18,414)
Less: Cumulative preferred dividends, undeclared and unpaid	134	128	400	257
Net loss available to common stockholders	$(51,883)	$(2,321)	$(65,235)	$(18,671)
Net loss available to common stockholders per common share—basic	$(3.05)	$(0.14)	$(3.84)	$(1.12)
Net loss available to common stockholders per common share—diluted	$(3.05)	$(0.14)	$(3.84)	$(1.12)
Weighted average common shares outstanding—basic	17,003,206	16,760,145	16,982,247	16,727,624
Weighted average common shares outstanding—diluted	17,003,206	16,760,145	16,982,247	16,727,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(51,749)	$(2,193)	$(64,835)	$(18,414)
Other comprehensive (loss) income, net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	(5,905)	(2,430)	(11,254)	(4,255)
Gains (losses) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	3,201	438	6,311	(426)
Change in funded status of retiree benefit obligations, net of tax	(1,943)	—	(7,594)	—
Pension settlement charge, net of tax	2,801	—	10,948	—
Total comprehensive loss, net of tax	$(53,595)	$(4,185)	$(66,424)	$(23,095)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2018	14,700	$15	16,951,659	$16,952	$55,965	$220,307	$(2,145)	$(62,039)	$229,055
Net loss	—	—	—	—	—	(2,986)	—	—	(2,986)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(4,637)	(4,637)
ESOP compensation expense, including reclassifications	—	—	—	—	529	—	—	—	529
Share-based compensation	—	—	—	—	433	—	—	—	433
Stock option exercises	—	—	26,042	26	300	—	—	—	326
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(132)	—	—	(132)
Balance at September 30, 2018	14,700	15	16,977,701	16,978	57,227	217,189	(2,145)	(66,676)	222,588
Net loss	—	—	—	—	—	(10,100)	—	—	(10,100)
Net reclassification of unrealized gains on cash flow hedges, net of taxes	—	—	—	—	—	—	—	2,398	2,398
Pension settlement charge, net of taxes	—	—	—	—	—	—	—	8,147	8,147
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	(5,651)	(5,651)
ESOP compensation expense, including reclassifications	—	—	—	—	(1,740)	—	2,145	—	405
Share-based compensation	—	—	16,266	16	474	—	—	—	490
Stock option exercises	—	—	8,562	9	173	—	—	—	182
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(134)	—	—	(134)
Balance at December 31, 2018	14,700	15	17,002,529	17,003	56,134	206,955	—	(61,782)	218,325
Net loss	—	—	—	—	—	(51,749)	—	—	(51,749)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(2,705)	(2,705)
Pension settlement charge, net of taxes	—	—	—	—	—	—	—	2,801	2,801
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	(1,943)	(1,943)
ESOP compensation expense, including reclassifications	—	—	—	—	700	—	—	—	700
Share-based compensation	—	—	2,032	2	487	—	—	—	489
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(134)	—	—	(134)
Balance at March 31, 2019	14,700	$15	17,004,561	$17,005	$57,321	$155,072	$—	$(63,629)	$165,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2017	—	$—	16,846,002	$16,846	$41,495	$236,993	$(4,289)	(61,493)	$229,552
Net income	—	—	—	—	—	840	—	—	840
Adjustment due to the adoption of ASU 2017-12	—	—	—	—	—	342	—	(209)	133
Adjustment due to the adoption of ASU 2016-09	—	—	—	—	—	1,641	—	—	1,641
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(993)	(993)
ESOP compensation expense, including reclassifications	—	—	—	—	580	—	—	—	580
Share-based compensation	—	—	(2,732)	(3)	229	—	—	—	226
Balance at September 30, 2017	—	—	16,843,270	16,843	42,304	239,816	(4,289)	(62,695)	231,979
Net loss	—	—	—	—	—	(17,060)	—	—	(17,060)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(1,215)	(1,215)
ESOP compensation expense, including reclassifications	—	—	—	—	(1,525)	—	2,144	—	619
Share-based compensation	—	—	12,452	13	406	—	—	—	419
Stock option exercises	—	—	43,945	44	581	—	—	—	625
Consideration for Boyd Coffee acquisition	14,700	15	—	—	11,557	—	—	—	11,572
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(129)	—	—	(129)
Balance at December 31, 2017	14,700	15	16,899,667	16,900	53,323	222,627	(2,145)	(63,910)	226,810
Net loss	—	—	—	—	—	(2,193)	—	—	(2,193)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(2,230)	(2,230)
ESOP compensation expense, including reclassifications	—	—	—	—	590	—	—	—	590
Share-based compensation	—	—	(565)	(1)	459	—	—	—	458
Stock option exercises	—	—	28,886	29	408	—	—	—	437
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(128)	—	—	(128)
Balance at March 31, 2018	14,700	$15	16,927,988	$16,928	$54,780	$220,306	$(2,145)	$(66,140)	$223,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(64,835)	$(18,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,160	22,727
Provision for doubtful accounts	1,886	369
Impairment losses on intangible assets	—	3,820
Change in estimated fair value of contingent earnout consideration	—	(500)
Restructuring and other transition expenses, net of payments	1,956	(1,084)
Deferred income taxes	40,078	15,698
Pension settlement charge	10,948	—
Net losses (gains) from sales of spice assets and other assets	971	(1,101)
ESOP and share-based compensation expense	3,095	2,892
Net losses on derivative instruments and investments	9,228	305
Change in operating assets and liabilities:
Proceeds from sales of trading securities	—	375
Accounts receivable	(7,651)	(8,417)
Inventories	3,937	(7,348)
Income tax receivable	1,621	162
Derivative assets (liabilities), net	(13,229)	(6,129)
Prepaid expenses and other assets	(1,441)	921
Accounts payable	8,466	7,554
Accrued payroll expenses and other current liabilities	(7,786)	353
Accrued postretirement benefits	(2,524)	(1,353)
Other long-term liabilities	(380)	(2,476)
Net cash provided by operating activities	$7,500	$8,354
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	$—	$(39,608)
Purchases of property, plant and equipment	(30,393)	(25,889)
Purchases of assets for construction of New Facility	—	(1,577)
Proceeds from sales of property, plant and equipment	143	1,565
Net cash used in investing activities	$(30,250)	$(65,509)
Cash flows from financing activities:
Proceeds from revolving credit facility	$50,642	$76,513
Repayments on revolving credit facility	(17,417)	(18,249)
Payments of capital lease obligations	(185)	(878)
Payment of financing costs	(1,041)	(560)
Proceeds from stock option exercises	507	1,062
Net cash provided by financing activities	$32,506	$57,888
Net increase in cash and cash equivalents	$9,756	$733
Cash and cash equivalents at beginning of period	2,438	6,241
Cash and cash equivalents at end of period	$12,194	$6,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
(In thousands)
	Nine Months Ended March 31,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Net change in derivative assets and liabilities included in other comprehensive loss, net of tax	$(4,943)	$(4,681)
Non-cash additions to property, plant and equipment	$739	$2,146
Non-cash portion of earnout receivable recognized—spice assets sale	$592	$183
Non-cash receivable from West Coast Coffee—post-closing final working capital adjustment	$—	$218
Non-cash portion of earnout payable recognized—West Coast Coffee acquisition	$1,000	$—
Non-cash consideration given—Issuance of Series A Preferred Stock	$—	$11,756
Non-cash Multiemployer Plan Holdback payable recognized—Boyd Coffee acquisition	$—	$1,056
Non-cash - Boyd Coffee post-closing working capital adjustment	$2,277	$—
Cumulative preferred dividends, undeclared and unpaid	$400	$257

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Events occurring subsequent to March 31, 2019 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2019.
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
The Company has reclassified certain prior period amounts to conform to the current year presentation.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2018 Form 10-K.
During the three and nine months ended March 31, 2019, other than as set forth below and the adoption of Accounting Standards Update (“ASU”) No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”), ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), and ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), there were no significant updates made to the Company’s significant accounting policies.
Interest Rate Swap
The Company follows the guidelines of Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” (“ASC 815”), to account for interest rate swap derivative instruments as an accounting hedge. For interest rate swap derivative instruments designated as a cash flow hedge, the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings.
The Company’s interest rate swap derivative instruments are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
Concentration of Credit Risk
At March 31, 2019 and June 30, 2018, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. See Note 6.
At March 31, 2019 and June 30, 2018, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 33% and 20% of the Company’s trade accounts receivable balance was with five customers at March 31, 2019 and June 30, 2018, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Coffee Brewing Equipment and Service
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. See Note 10. Further, the Company classifies certain expenses related to coffee brewing equipment provided to customers as cost of goods sold. These costs include the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts) and are considered directly attributable to the generation of revenues from its customers. Accordingly, such costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the three months ended March 31, 2019 and 2018 were $12.7 million and $11.6 million, respectively. Coffee brewing costs included in cost of goods sold in the accompanying unaudited condensed consolidated financial statements in the nine months ended March 31, 2019 and 2018 were $34.0 million and $29.4 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Revenue Recognition
The Company’s significant accounting policy for revenue was updated as a result of the adoption of ASU 2014-09. The Company recognizes revenue in accordance with the five-step model prescribed by ASU 2014-09 in which the Company evaluates the transfer of promised goods or services and recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to be entitled to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASU 2014-09, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. See Note 21.
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of goods sold and selling expenses, depending on the nature of such costs. Shipping and handling costs included in cost of goods sold reflect inbound freight of raw materials and finished goods, and product loading and handling costs at the Company’s production facilities to the distribution centers and branches. Shipping and handling costs included in selling expenses consist primarily of those costs associated with moving finished goods to customers. Shipping and handling costs that were recorded as a component of the Company's selling expenses were $2.4 million and $4.2 million, respectively, in the three months ended March 31, 2019 and 2018. Shipping and handling costs that were recorded as a component of the Company's selling expenses were $9.0 million and $9.3 million, respectively, in the nine months ended March 31, 2019 and 2018.
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
Pension Plans
The Company’s defined benefit pension plans are not admitting new participants, therefore, changes to pension liabilities are primarily due to market fluctuations of investments for existing participants and changes in interest rates. The Company’s defined benefit pension plans are accounted for using the guidance of ASC 710, “Compensation-General“ and ASC 715, “Compensation-Retirement Benefits“ and are measured as of the end of the fiscal year.
The Company recognizes the overfunded or underfunded status of a defined benefit pension plan as an asset or liability on its condensed consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. The Company recognizes pension settlements when payments from the plan exceed the sum of service and interest cost components of net periodic pension cost associated with the plan for the fiscal year. See Note 12.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-05 which amends ASC 740, “Income Taxes,” to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impact of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. The Company finalized its assessment of the income tax effects of the Tax Act in the second quarter of fiscal 2019. See Note 18.

In March 2017, the FASB issued ASU 2017-07 to amend the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. Under ASU 2017-07, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost must be presented separately from the line items that include the service cost. The guidance in ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to use a retrospective transition method to adopt the requirement for separate income statement presentation of the service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Company adopted ASU 2017-07 beginning July 1, 2018 using a retrospective transition method to reclassify net periodic benefit cost, other than the service component, from “Cost of goods sold,” “Selling expenses” and “General and administrative expenses” to “Interest expense” and “Other, net” in the condensed consolidated statements of income. Accordingly, “Interest expense” increased by $1.4 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively, and “Other, net” increased by $1.4 million and $1.7 million in the three months ended March 31, 2019 and 2018, respectively. “Interest expense” increased by $4.7 million and $4.9 million for the nine months ended March 31, 2019 and 2018, respectively, and “Other, net” increased by $4.9 million and $5.0 million in the nine months ended March 31, 2019 and 2018, respectively. See Note 3 and Note 6. In the fiscal years ended June 30, 2018 and 2017, “Interest expense” increased by $6.6 million and $6.4 million, respectively, and “Other, net” increased by $6.7 million and $6.8 million, respectively, due to reclassifications of net periodic benefit cost, other than the service component, as a result of adopting ASU 2017-07.
In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business. The objective of adding the guidance is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses and provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace the missing elements. The guidance in ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively. The Company adopted ASU 2017-01 beginning July 1, 2018. The Company will apply the new guidance to all applicable transactions after the adoption date.
In November 2016, the FASB issued ASU 2016-18 that requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance in ASU 2016-18 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 beginning July 1, 2018.
In August 2016, the FASB issued ASU 2016-15 to address certain issues where diversity in practice was identified in classifying certain cash receipts and cash payments based on the guidance in ASC 230, “Statement of Cash Flows” (“ASC 230”). ASC 230 is principles based and often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities. The application of judgment has resulted in diversity in how certain cash receipts and cash payments are classified. Certain cash receipts and cash payments may have aspects of more than one class of cash flows. ASU 2016-15 clarifies that an entity will first apply any relevant guidance in ASC 230 and in other applicable topics. If there is no guidance that addresses those cash receipts and cash payments, an entity will determine each separately identifiable

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

source or use and classify the receipt or payment based on the nature of the cash flow. If a receipt or payment has aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The guidance in ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-15 beginning July 1, 2018. Adoption of ASU 2016-15 did not have a material effect on the results of operations, financial position or cash flows of the Company.
In May 2014, the FASB issued ASU 2014-09 to amend the accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, the FASB issued additional ASUs related to ASU 2014-09 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 31, 2017, including interim periods within those fiscal years. The Company adopted ASU 2014-09 beginning July 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Adoption of ASU 2014-09 did not have a material effect on the results of operations, financial position or cash flows of the Company. The Company has included expanded disclosures in this report related to revenue recognition in order to comply with ASU 2014-09. See Note 21.

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make future minimum lease payments and a related right-of-use asset. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provide additional guidance to consider when implementing ASU 2016-02. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. ASU 2016-02 is effective for the Company beginning July 1, 2019. The Company is currently identifying and compiling all leases and right–of–use terms to evaluate the impact of this guidance on its condensed consolidated financial statements, information systems, business processes, and financial statement disclosures. The Company expects the adoption will have a material effect on the Company’s financial position resulting from the increase in assets and liabilities as well as additional disclosures.

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
Additionally, effective June 30, 2018, the Company implemented a change in accounting principle for freight costs incurred to transfer goods from a distribution center to a branch warehouse and warehousing overhead costs incurred to store and ready goods prior to their sale, from expensing such costs as incurred within selling expenses to capitalizing such costs as inventory and expensing through cost of goods sold. The Company has determined that it is preferable to capitalize such costs into inventory and expense through cost of goods sold because it better represents the costs incurred in bringing the inventory to its existing condition and location for sale to customers, and it is consistent with the Company’s accounting treatment of similar costs.
In connection with these changes in accounting principles, subsequent to the issuance of the Company's consolidated financial statements for the fiscal year ended June 30, 2017, the Company determined that freight associated with certain non-coffee product lines ("allied") was incorrectly expensed as incurred in selling expenses, and the overhead variances and purchase price variances (“PPVs”) associated with these product lines were incorrectly expensed as incurred in cost of goods sold for the fiscal years ended June 30, 2017 and 2016 and for the first three quarters in the fiscal year ended June 30, 2018. These costs should have been capitalized as inventory costs in accordance with ASC 330, "Inventory." Accordingly, the Company has corrected the accompanying condensed consolidated financial statements for the three and nine months ended March 31, 2018 to capitalize the appropriate portion of these costs in ending inventory and to reclassify remaining allied freight to cost of goods sold.
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
In addition to the foregoing, during the nine months ended March 31, 2019, the Company adopted new accounting standards that required retrospective application. The Company updated the condensed consolidated statements of income as a result of adopting ASU 2017-07, and updated the condensed consolidated statements of cash flows as a result of adopting ASU 2016-18. See Note 2.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of these changes on the Company's condensed consolidated statement of operations for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(In thousands, except per share data)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	ASU 2017-07 Adjustments(1)	Retrospectively Adjusted
Cost of goods sold	$99,117	$(891)	$5,888	$1,602	$(87)	$105,629
Gross profit	$58,810	$891	$(5,888)	$(1,602)	$87	$52,298
Selling expenses	$44,736	$—	$(5,495)	$(1,200)	$(287)	$37,754
General and administrative expenses	$13,766	$—	$—	$—	$391	$14,157
Operating expenses	$61,674	$—	$(5,495)	$(1,200)	$104	$55,083
Loss from operations	$(2,864)	$891	$(393)	$(401)	$(18)	$(2,785)
Interest expense	$(902)	$—	$—	$—	$(1,645)	$(2,547)
Other, net	$154	$—	$—	$—	$1,663	$1,817
Total other expense	$(747)	$—	$—	$—	$18	$(729)
Loss before taxes	$(3,611)	$891	$(393)	$(401)	$—	$(3,514)
Income tax expense (benefit)	$297	$(1,562)	$436	$(492)	$—	$(1,321)
Net loss	$(3,908)	$2,452	$(829)	$92	$—	$(2,193)
Net loss available to common stockholders	$(4,036)	$2,452	$(829)	$92	$—	$(2,321)
Net loss available to common stockholders per common share—basic	$(0.24)	$0.14	$(0.05)	$0.01	$—	$(0.14)
Net loss available to common stockholders per common share—diluted	$(0.24)	$0.14	$(0.05)	$0.01	$—	$(0.14)
_____________
(1) Reflects changes resulting from the adoption of ASU 2017-07. See Note 2.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of these changes on the Company's condensed consolidated statement of operations for the nine months ended March 31, 2018:

	Nine Months Ended March 31, 2018
(In thousands, except per share data)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	ASU 2017-07 Adjustments(1)	Retrospectively Adjusted
Cost of goods sold	$283,670	$994	$15,578	$2,323	$(216)	$302,349
Gross profit	$173,336	$(994)	$(15,578)	$(2,323)	$216	$154,657
Selling expenses	$132,979	$—	$(16,418)	$(3,279)	$(546)	$112,736
General and administrative expenses	$39,007	$—	$—	$—	$815	$39,822
Operating expenses	$175,016	$—	$(16,418)	$(3,279)	$269	$155,588
Loss from operations	$(1,680)	$(994)	$840	$956	$(53)	$(931)
Interest expense	$(2,286)	$—	$—	$—	$(4,935)	$(7,221)
Other, net	$794	$—	$—	$—	$4,988	$5,782
Total other expense	$(1,478)	$—	$—	$—	$53	$(1,425)
Loss before taxes	$(3,158)	$(994)	$840	$956	$—	$(2,356)
Income tax expense	$20,497	$(4,931)	$1,699	$(1,207)	$—	$16,058
Net loss	$(23,655)	$3,937	$(859)	$2,163	$—	$(18,414)
Net loss available to common stockholders	$(23,912)	$3,937	$(859)	$2,163	$—	$(18,671)
Net loss available to common stockholders per common share—basic	$(1.43)	$0.23	$(0.05)	$0.13	$—	$(1.12)
Net loss available to common stockholders per common share—diluted	$(1.43)	$0.23	$(0.05)	$0.13	$—	$(1.12)
_________________
(1) Reflects changes resulting from the adoption of ASU 2017-07. See Note 2.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the impact of these changes on the Company's condensed consolidated statement of cash flows for the nine months ended March 31, 2018:

	Nine Months Ended March 31, 2018
(In thousands)	As Previously Reported	LIFO to FIFO Adjustment	Preferable Freight and Warehousing Adjustments	Corrections of Freight, Overhead Variances and PPVs	Retrospectively Adjusted
Net loss	$(23,655)	$3,937	$(859)	$2,163	$(18,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	$20,138	$(4,932)	$1,699	$(1,207)	$15,698
Net losses on derivative instruments and investments	$3,292	$(2,987)	$—	$—	$305
Change in operating assets and liabilities:
Inventories	$(9,533)	$3,981	$(840)	$(956)	$(7,348)
Derivative assets (liabilities), net	$(6,091)	$(38)	$—	$—	$(6,129)
Accounts payable	$7,516	$38	$—	$—	$7,554

The impacts shown above have also been reflected in the Company’s condensed consolidated statements of comprehensive loss for the three and nine months ended March 31, 2018 as follows:

	Three Months Ended March 31, 2018		Nine Months Ended March 31, 2018
(In thousands)	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted
Net loss	$(3,908)	$(2,193)	$(23,655)	$(18,414)
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	$(2,437)	$(2,430)	$(4,148)	$(4,255)
Gains (losses) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	$1,355	$438	$1,724	$(426)
Total comprehensive loss, net of tax	$(4,990)	$(4,185)	$(26,079)	$(23,095)

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4. Acquisitions
Boyd Coffee Company
On October 2, 2017 (“Closing Date”), the Company acquired substantially all of the assets and certain specified liabilities of Boyd Coffee Company (“Boyd Coffee” or “Seller”), a coffee roaster and distributor with a focus on restaurants, hotels, and convenience stores on the West Coast of the United States. The acquired business of Boyd Coffee (the “Boyd Business”) is expected to add to the Company’s product portfolio, improve the Company’s growth potential, deepen the Company’s distribution footprint, and increase the Company’s capacity utilization at its production facilities.
At closing, as consideration for the purchase, the Company paid the Seller $38.9 million in cash from borrowings under its senior secured revolving credit facility (see Note 13) and issued to Boyd Coffee 14,700 shares of the Company’s Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), with a fair value of $11.8 million as of the Closing Date. Additionally, the Company held back $3.2 million in cash (“Holdback Cash Amount”) and 6,300 shares of Series A Preferred Stock (“Holdback Stock”) with a fair value of $4.8 million as of the Closing Date, for the satisfaction of any post-closing working capital adjustment and to secure the Seller’s (and the other seller parties’) indemnification obligations under the purchase agreement.
In addition to the Holdback Cash, as part of the consideration for the purchase, at closing the Company held back $1.1 million in cash (the “Multiemployer Plan Holdback”) to pay, on behalf of the Seller, any assessment of withdrawal liability made against the Seller following the Closing Date in respect of the Seller’s multiemployer pension plan, which amount was recorded on the Company’s consolidated balance sheet in “Other long-term liabilities" at June 30, 2018. See Note 17. On January 8, 2019, the Seller notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company timely paid from the Multiemployer Plan Holdback during the three months ended March 31, 2019. The Company has applied the remaining amount of the Multiemployer Plan Holdback of $0.5 million towards satisfaction of the Seller’s post-closing net working capital deficiency under the Asset Purchase Agreement as of March 31, 2019 as described below.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The fair value of consideration transferred reflected the Company’s best estimate of the post-closing net working capital adjustment of $8.1 million due to the Company at June 30, 2018 when the purchase price allocation was finalized. On January 23, 2019, PricewaterhouseCoopers LLP (“PwC”), as the “Independent Expert” designated under the Asset Purchase Agreement to resolve working capital disputes, issued its determination letter with respect to adjustments to working capital. The post-closing net working capital adjustment, as determined by the Independent Expert, was $6.3 million due to the Company.
As of March 31, 2019 the Company satisfied the $6.3 million amount by applying the remaining amount of the Multiemployer Plan Holdback of $0.5 million, retaining all of the Holdback Cash Amount of $3.2 million and canceling 4,630 shares of Holdback Stock with a fair value of $2.3 million based on the stated value and deemed conversion price under the Asset Purchase Agreement. The Company has retained the remaining 1,670 shares of the Holdback Stock pending satisfaction of certain indemnification claims against the Seller following which the remaining Holdback Stock, if any, will be released to the Seller.

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
The fair value assigned to the trade name/trademark was determined utilizing a multi-period excess earnings approach. Under the multi-period excess earnings approach, the fair value of the intangible asset is estimated to be the present value of future earnings attributable to the asset, and this method utilizes revenue and cost projections including an assumed contributory asset charge.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table presents the net sales and income before taxes from the Boyd Business operations that are included in the Company’s condensed consolidated statements of operations for the three and nine months ended March 31, 2019 (unaudited):

(In thousands)	Three Months Ended	Nine Months Ended
	March 31, 2019	March 31, 2019
Net sales	$18,494	$63,079
Income before taxes	$668	$4,884

The Company considers the acquisition to be material to the Company’s financial statements and has provided certain pro forma disclosures pursuant to ASC 805, “Business Combinations.”
The following table sets forth certain unaudited pro forma financial results for the Company for the three and nine months ended March 31, 2019 and 2018, as if the acquisition of the Boyd Business was consummated on the same terms as of the first day of the applicable fiscal period.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
(In thousands)
Net sales	$146,679	$157,927	$453,892	$478,988
Loss before taxes	$(8,588)	$(3,514)	$(25,686)	$(2,029)
The unaudited pro forma financial results for the Company are based on estimates and assumptions, which the Company believes are reasonable. These results are not necessarily indicative of the Company’s condensed consolidated statements of operations in future periods or the results that actually would have been realized had the Company acquired the Boyd Business during the periods presented.
At closing, the parties entered into a transition services agreement where the Seller agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. The Company also entered into a co-manufacturing agreement with the Seller for a transition period of up to 12 months as the Company transitioned production into its plants. Amounts paid by the Company to the Seller for these services totaled $3.7 million in the nine months ended March 31, 2019 and $10.2 million and $19.4 million in the three and nine months ended March 31, 2018, respectively. The transition services and co-manufacturing agreements expired on October 2, 2018 and no amounts were paid under these agreements in the three months ended March 31, 2019.
The Company has incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of inventory mark downs, legal expenses, Boyd Coffee plant decommissioning and equipment relocation costs, and one-time payroll and benefit expenses, of $2.4 million and $1.6 million during the three months ended March 31, 2019 and 2018, respectively, and $6.1 million and $5.0 million during the nine months ended March 31, 2019 and 2018, respectively. These expenses are included in cost of goods sold and operating expenses in the Company's condensed consolidated statements of operations.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In the nine months ended March 31, 2019, the Company incurred $3.4 million in restructuring and other transition expenses associated with the assessment by the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) of the Company’s share of the Western Conference of Teamsters Pension Plan (the “WCTPP”) unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan (see Note 12), of which the Company has paid $1.3 million and has outstanding contractual obligations of $2.1 million as of March 31, 2019.
Since the adoption of the Corporate Relocation Plan through March 31, 2019, the Company has recognized a total of $35.2 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $3.4 million in pension withdrawal liability, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company also recognized from inception through March 31, 2019 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.
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
The Company incurred expenses related to the DSD Restructuring Plan in the amounts of $0.1 million and $0 in employee-related costs, and $1,500 and $0.1 million in other related costs for three months ended March 31, 2019 and 2018, respectively, and $1.3 million and $24,000 in employee-related costs and $0.2 million and $0.3 million in other related costs for the nine months ended March 31, 2019 and 2018, respectively. Since the adoption of the DSD Restructuring Plan through March 31, 2019, the Company has recognized a total of $4.5 million in aggregate cash costs including $2.6 million in employee-related costs, and $1.9 million in other related costs. As of March 31, 2019, the Company had paid a total of $4.4 million of these costs, and had a balance of $0.1 million in DSD Restructuring Plan-related liabilities on the Company’s condensed consolidated balance sheet. The remaining costs to be incurred for the remainder of fiscal 2019 are not expected to be material.

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2019 and June 30, 2018:

(In thousands)	March 31, 2019	June 30, 2018
Derivative instruments designated as cash flow hedges:
Long coffee pounds	35,213	40,913
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	4,394	2,546
Total	39,607	43,459
Coffee-related derivative instruments designated as cash flow hedges outstanding as of March 31, 2019 will expire within 21 months.

Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) which was effective March 20, 2019, the Company on March 27, 2019, entered into a swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the revolving credit facility on a pari passu and pro rata basis with the principal of such loans. The Company has designated the Rate Swap derivative instruments as a cash flow hedge.
Interest rate swap derivative instruments designated as cash flow hedges outstanding as of March 31, 2019 will expire on October 11, 2023.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	March 31, 2019	June 30, 2018	March 31, 2019	June 30, 2018
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$—	$—	$4	$—
Interest rate swap derivative instruments	$144	$—	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$4,428	$3,081	$1,069	$219
Long-term derivative liabilities(2):
Coffee-related derivative instruments	$493	$386	$—	$—
Interest rate swap derivative instruments	$221	$—	$—	$—
________________
(1) Included in “Short-term derivative liabilities” on the Company’s condensed consolidated balance sheets.
(2) Included in “Other long-term liabilities” on the Company’s condensed consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses on coffee-related and interest rate swap derivative instruments designated as cash flow hedges, as recognized in AOCI and “Cost of goods sold” (prior period amounts have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3).

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2019	2018	2019	2018
Net losses recognized in AOCI -Interest rate swap	$(78)	$—	$(78)	$—	AOCI
Net losses recognized in AOCI - Coffee-related	$(3,988)	$(3,265)	$(11,176)	$(5,718)	AOCI
Net (losses) gains recognized in earnings - Coffee-related	$(2,131)	$(588)	$(6,310)	$573	Cost of Goods Sold
For the three and nine months ended March 31, 2019 and 2018, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net losses on derivative instruments in the Company’s condensed consolidated statements of cash flows also include net gains and losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and nine months ended March 31, 2019 and 2018. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Net losses on coffee-related derivative instruments(1)	$(893)	$(444)	$(2,918)	$(537)
Net gains on investments	—	—	—	7
Non-operating pension and other postretirement benefit plans cost(2)	1,394	1,663	4,921	4,988
Other (losses) gains, net	(6)	598	102	1,324
Other, net	$495	$1,817	$2,105	$5,782
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2019 and 2018.
(2) Presented in accordance with newly implemented ASU 2017-07. See Note 2.

Offsetting of Derivative Assets and Liabilities

The Company has agreements in place that allow for the financial right of offset for derivative assets and liabilities at settlement or in the event of default under the agreements. Additionally, under certain coffee derivative agreements, the Company maintains accounts with its counterparties to facilitate financial derivative transactions in support of its risk management activities.

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2019	Derivative Assets	$148	$(148)	$—	$—
	Derivative Liabilities	$6,211	$(148)	$—	$6,063
June 30, 2018	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$3,686	$—	$—	$3,686
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges, to the extent effective, are deferred in AOCI and reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2019, $11.6 million of net losses on coffee-related derivative instruments designated as cash flow hedges are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2019. Due to the volatile nature of commodity prices, actual gains or losses realized within the next twelve months will likely differ from these values. At March 31, 2019 and June 30, 2018 approximately 89% and 94%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
For interest rate swap derivative instruments designated as a cash flow hedge, the change in fair value of the derivative is reported in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings. As of March 31, 2019, $0.1 million of net gains on interest rate swap are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values. At March 31, 2019 all of the Company's outstanding interest rate swap derivative instruments were designated as cash flow hedges.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2019
Derivative instruments designated as cash flow hedges:
Interest rate swap derivative assets(1)	$144	$—	$144	$—
Coffee-related derivative liabilities(2)	$4,921	$—	$4,921	$—
Interest rate swap derivative liabilities	$221	$—	$221	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(2)	$4	$—	$4	$—
Coffee-related derivative liabilities(2)	$1,069	$—	$1,069	$—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2018
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities(2)	$3,467	$—	$3,467	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(2)	$219	$—	$219	$—
____________________

(1)
The Company’s interest rate swap derivative instruments are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

(2)	The Company’s coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

Note 8. Accounts Receivable, Net

(In thousands)	March 31, 2019	June 30, 2018
Trade receivables	$64,975	$54,547
Other receivables(1)	2,450	4,446
Allowance for doubtful accounts	(1,670)	(495)
Accounts receivable, net	$65,755	$58,498
__________
(1) Includes vendor rebates and other non-trade receivables.
The $1.2 million increase in the allowance for doubtful accounts during the nine months ended March 31, 2019 was due to bad debt expense of $1.9 million associated with an increase in aging receivables offset by net accounts receivable write-offs of $0.7 million.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 9. Inventories

(In thousands)	March 31, 2019	June 30, 2018
Coffee
Processed	$27,955	$26,882
Unprocessed	39,172	37,097
Total	$67,127	$63,979
Tea and culinary products
Processed	$27,800	$32,406
Unprocessed	80	1,161
Total	$27,880	$33,567
Coffee brewing equipment parts	$5,363	$6,885
Total inventories	$100,370	$104,431

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

Note 10. Property, Plant and Equipment

(In thousands)	March 31, 2019	June 30, 2018
Buildings and facilities	$108,697	$108,590
Machinery and equipment	247,073	231,581
Equipment under capital leases	1,369	1,408
Capitalized software	26,733	24,569
Office furniture and equipment	13,839	13,721
	$397,711	$379,869
Accumulated depreciation	(222,679)	(209,498)
Land	16,218	16,218
Property, plant and equipment, net	$191,250	$186,589
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $8.9 million and $8.1 million in the nine months ended March 31, 2019 and 2018, respectively. Depreciation expense related to capitalized coffee brewing equipment reported in cost of goods sold was $2.3 million and $2.1 million in the three months ended March 31, 2019 and 2018, respectively, and $6.7 million and $6.5 million for the nine months ended March 31, 2019 and 2018, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Goodwill and Intangible Assets
There were no changes to the carrying value of goodwill in the nine months ended March 31, 2019. The carrying value of goodwill at March 31, 2019 and June 30, 2018 was $36.2 million.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

	March 31, 2019		June 30, 2018
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer relationships	$33,003	$(14,694)	$33,003	$(12,903)
Non-compete agreements	220	(111)	220	(81)
Recipes	930	(321)	930	(221)
Trade name/brand name	510	(337)	510	(271)
Total amortized intangible assets	$34,663	$(15,463)	$34,663	$(13,476)
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives	$10,328	$—	$10,328	$—
Total unamortized intangible assets	$10,328	$—	$10,328	$—
Total intangible assets	$44,991	$(15,463)	$44,991	$(13,476)
Aggregate amortization expense for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.3 million, respectively. Aggregate amortization expense for the nine months ended March 31, 2019 and 2018 was $2.0 million and $1.7 million, respectively.
The Company performed its annual test of impairment as of January 31, 2019, to determine the recoverability of the carrying values of goodwill and indefinite-lived intangible assets. The Company also assessed the recoverability of certain finite-lived intangible assets. No impairment was recorded for the three and nine months ended March 31, 2019 as a result of the Company’s annual test of impairment.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Single Employer Pension Plans
As of March 31, 2019, the Company has two defined benefit pension plans for certain employees (the “Brewmatic Plan” and the “Hourly Employees’ Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees’ Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan.

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

Immediately prior to the termination of the Farmer Bros. Plan, the Company spun off the benefit liability and obligations, and all allocable assets for all retirement plan benefits of certain active employees with accrued benefits in excess of $25,000, retirees and beneficiaries currently receiving benefit payments under the Farmer Bros. Plan, and former employees who have deferred vested benefits under the Farmer Bros. Plan, to the Brewmatic Plan. Upon termination of the Farmer Bros. Plan, all remaining plan participants elected to receive a distribution of his/her entire accrued benefit under the Farmer Bros. Plan in a single cash lump sum or an individual insurance company annuity contract, in either case, funded directly by Farmer Bros. Plan assets.

Termination of the Farmer Bros. Plan triggered re-measurement and settlement of the Farmer Bros. Plan and re-measurement of the Brewmatic Plan. As a result of the distributions to the remaining plan participants of the Farmer Bros. Plan, the Company reduced its overall pension projected benefit obligation by approximately $24.4 million as of December 31, 2018 and recognized a non-cash pension settlement charge of $10.9 million in the nine months ended March 31, 2019. At December 31, 2018, the new projected benefit obligation and fair value of plan assets for the Brewmatic Plan were $114.1 million and $67.4 million, respectively, resulting in a net underfunded status of $46.7 million. This represents a $6.7 million increase from the net underfunded status of the Farmer Bros. Plan and Brewmatic Plan as of June 30, 2018 primarily due to actual losses recognized on plan assets during the six months ended December 31, 2018. The Hourly Employees’ Plan was not impacted by this transaction.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	1,173	1,432	4,025	4,296
Expected return on plan assets	(1,126)	(1,456)	(4,096)	(4,368)
Amortization of net loss(1)	380	418	1,120	1,254
Pension settlement charge	—	—	10,948	—
Net periodic benefit cost	$427	$394	$11,997	$1,182
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
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	Fiscal
	2019	2018
Discount rate	4.10%	3.80%
Expected long-term return on plan assets	6.75%	6.75%

Basis Used to Determine Expected Long-Term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions (“CMA”) 2016. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA 2016 is 20 to 30 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
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
The Company received a letter dated July 10, 2018 from the WCT Pension Trust assessing withdrawal liability against the Company for a share of the WCTPP unfunded vested benefits, on the basis claimed by the WCT Pension Trust that employment actions by the Company in 2016 in connection with the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP. The Company agreed with the WCT Pension Trust’s assessment of pension withdrawal liability in the amount of $3.4 million, including interest, which is payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822, commencing September 10, 2018. At March 31, 2019 the Company had $2.1 million on its condensed consolidated balance sheet relating to this obligation in “Accrued payroll expenses.”

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Local 807 Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Local 807 Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Local 807 Pension Fund adjusted to $4.9 million on January 5, 2015. In April 2015, the Company commenced quarterly installment payments to the Local 807 Pension Fund of $91,000 pending the final settlement of the liability. The Company recorded $3.8 million in “Other current liabilities” on its consolidated balance sheet at June 30, 2018 representing the present value of the Company’s estimated withdrawal liability at June 30, 2018.
During the three months ended December 31, 2018, the parties agreed to settle the Company’s remaining withdrawal liability to the Local 807 Pension Fund for a lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. As of March 31, 2019, the Company has paid the Local 807 Pension Fund $3.0 million and has accrued $0.2 million within “Accrued pension liabilities” on the Company’s condensed consolidated balance sheet.

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

The Company recorded matching contributions of $0.7 million and $0.5 million in operating expenses in the three months ended March 31, 2019 and 2018. The Company recorded matching contributions of $1.6 million and $1.5 million in operating expenses in the nine months ended March 31, 2019 and 2018.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In second quarter of fiscal 2019, the Company amended and restated the 401(k) Plan effective January 1, 2019 to, among other things, provide for: (i) an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation; (ii) an elective matching contribution for non-collectively bargained employees and certain union-represented employees equal to 100% of the first 3% of such eligible participant’s tax-deferred contributions to the 401(k) Plan; and (iii) profit-sharing contributions at the Company’s discretion. Participants are immediately vested in their contributions, the safe harbor non-elective contributions, the employer’s elective matching contributions, and the employer’s discretionary contributions. During the three and nine months March 31, 2019, the Company contributed a total of 37,571 shares of the Company’s common stock to eligible participants’ annual plan compensation. During the three and nine months ended March 31, 2019, the Company charged $0.7 million related to stock contribution.

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
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three and nine months ended March 31, 2019 and 2018. Net periodic postretirement benefit cost for the three and nine months ended March 31, 2019 was based on employee census information and asset information as of June 30, 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$133	$152	$399	$456
Interest cost	222	209	666	627
Amortization of net gain	(209)	(210)	(627)	(630)
Amortization of prior service credit	(439)	(439)	(1,317)	(1,317)
Net periodic postretirement benefit credit	$(293)	$(288)	$(879)	$(864)
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Revolving Credit Facility
On November 6, 2018, the Company entered into a new $150.0 million senior secured revolving credit facility (the “New Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The New Revolving Facility includes an accordion feature whereby the Company may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Effective March 27, 2019, the Company entered into a Rate Swap utilizing a notional amount of $80 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the New Revolving Facility on a pari passu and pro rata basis with the principal of such loans. The Company has designated the Rate Swap derivative instruments as a cash flow hedge.
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
At March 31, 2019, the Company was eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $123.0 million and utilized $2.0 million of the letters of credit sublimit. At March 31, 2019, the weighted average interest rate on the Company’s outstanding borrowings subject to interest rate variability under the New Revolving Facility was 4.25% and the Company was in compliance with all of the covenants under the New Revolving Facility.
The Company classifies borrowings contractually due to be settled one year or less as short-term and more than one year as long-term. The Company classifies outstanding borrowings as short-term or long-term based on its ability and intent to pay or refinance the outstanding borrowings on a short-term or long-term basis. Outstanding borrowings under the Company’s revolving credit facility were classified on the Company’s consolidated balance sheets as “Long-term borrowings under revolving credit facility” at March 31, 2019 and “Short-Term borrowings under revolving credit facility” at June 30, 2018.

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

	March 31, 2019	June 30, 2018
Loan amount (in thousands)	$—	$2,145

Shares are held by the plan trustee for allocation among participants as the loan is repaid. The unencumbered shares are allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
Historically, the Company used the dividends, if any, on ESOP shares to pay down the loans, and allocated to the ESOP participants shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in the three and nine months ended March 31, 2019.
During the nine months ended March 31, 2019, the Company charged $0.9 million to compensation expense related to the ESOP. During the three and nine months ended March 31, 2018, the Company charged $0.6 million and $1.8 million, respectively, to compensation expense related to the ESOP.

	March 31, 2019	June 30, 2018
Allocated shares	1,321,416	1,502,323
Committed to be released shares	72,114	73,826
Unallocated shares	—	72,114
Total ESOP shares	1,393,530	1,648,263

(In thousands)
Fair value of ESOP shares	$27,885	$50,354

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
The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of March 31, 2019, there were 962,953 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the nine months ended March 31, 2019.

Nine Months Ended March 31, 2019
Weighted average fair value of NQOs	$7.78
Risk-free interest rate	3.0%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	29.6%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes NQO activity for the nine months ended March 31, 2019:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2018	161,324	26.82	5.10	741
Granted	154,263	25.04	—	—
Exercised	(28,798)	11.32	—	466
Forfeited	(7,991)	30.50	—	—
Expired	(879)	31.70	—	—
Outstanding at March 31, 2019	277,919	27.32	5.98	78
Exercisable at March 31, 2019	49,227	27.60	4.54	78
The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2019 was $8.66. The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $20.01 at March 29, 2019 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the nine months ended March 31, 2019 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
The Company received $0.3 million and $0.8 million in proceeds from exercises of vested NQOs in the nine months ended March 31, 2019 and 2018, respectively.
At March 31, 2019 and June 30, 2018, respectively, there was $1.8 million and $1.0 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at March 31, 2019 is expected to be recognized over the weighted average period of 2.3 years. Total compensation expense for NQOs in the three months ended March 31, 2019 and 2018 was $0.2 million and $0.1 million, respectively. Total compensation expense for NQOs in the nine months ended March 31, 2019 and 2018 was $0.5 million and $0.2 million, respectively.
Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the nine months ended March 31, 2019:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2018	300,708	27.08	4.00	1,207
Granted	—	—	—	—
Exercised	(5,806)	22.70	—	17
Forfeited	(6,916)	31.43	—	—
Expired	(14,490)	27.50	—	—
Outstanding at March 31, 2019	273,496	27.04	3.28	—
Exercisable at March 31, 2019	251,933	26.55	3.17	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $20.01 at March 29, 2019 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the nine months ended March 31, 2019 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company received $0.1 million and $0.3 million in proceeds from exercises of vested PNQs in the nine months ended March 31, 2019 and 2018, respectively.
At March 31, 2019 and June 30, 2018, there was $0.2 million and $0.5 million, respectively, of unrecognized PNQ compensation cost. The unrecognized PNQ compensation cost at March 31, 2019 is expected to be recognized over the weighted average period of 0.6 years. Total compensation expense related to PNQs in the three months ended March 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively. Total compensation expense related to PNQs in the nine months ended March 31, 2019 and 2018 was $0.3 million and $0.6 million, respectively.

Restricted Stock
These restricted stock awards granted in the nine months ended March 31, 2019 cliff vest on the earlier of the one year anniversary of the grant date or the date of the first annual meeting of the Company’s stockholders immediately following the grant date, subject to continued service to the Company through the vesting date and the acceleration provisions of the 2017 Plan and restricted stock agreement. Restricted stock is expected to vest net of estimated forfeitures.
The following table summarizes restricted stock activity for the nine months ended March 31, 2019:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2018	14,958	33.48
Granted	18,298	23.98
Vested/Released	(12,722)	33.81
Cancelled/Forfeited	—	—
Outstanding and nonvested at March 31, 2019	20,534	24.81

The total grant-date fair value of restricted stock granted during the nine months ended March 31, 2019 was $0.4 million. The total fair value of restricted stock vested during the nine months ended March 31, 2019 was $0.3 million.

At March 31, 2019 and June 30, 2018, there was $0.3 million in each period of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2019 is expected to be recognized over the weighted average period of 0.8 years. Total compensation expense for restricted stock was $0.1 million in each of the three months ended March 31, 2019 and 2018. Total compensation expense for restricted stock was $0.3 million and $0.2 million in the nine months ended March 31, 2019 and 2018, respectively.

Performance-Based Restricted Stock Units (“PBRSUs”)
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table summarizes PBRSU activity for the nine months ended March 31, 2019:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2018	35,732	31.70
Granted(1)	47,928	25.04
Vested/Released	—	—
Cancelled/Forfeited	(2,889)	30.67
Outstanding and nonvested at March 31, 2019	80,771	27.78
Expected to vest at March 31, 2019	73,095	27.34
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the nine months ended March 31, 2019 was $1.2 million.

At March 31, 2019 and June 30, 2018, there was $1.7 million and $0.9 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at March 31, 2019 is expected to be recognized over the weighted average period of 2.2 years. Total compensation expense for PBRSUs were $0.1 million for each period for the three months ended March 31, 2019 and 2018. Total compensation expense for PBRSUs was $0.3 million and $0.1 million for the nine months ended March 31, 2019 and 2018, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 16. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	March 31, 2019	June 30, 2018
Accrued postretirement benefits	$810	$810
Accrued workers’ compensation liabilities	1,789	1,698
Short-term pension liabilities (1)	—	3,761
Earnout payable (2)	1,000	600
Other (3)	3,949	3,790
Other current liabilities	$7,548	$10,659
___________
(1) Amount recorded at June 30, 2018 represents the present value of the Company’s estimated withdrawal liability under the Local 807 Pension Fund, which was settled as of December 31, 2018. See Note 12.
(2) Includes $1.0 million and $0.6 million at March 31, 2019 and June 30, 2018, respectively, in estimated fair value of earnout payable in connection with the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017.
(3) Includes accrued property taxes, sales and use taxes, insurance liabilities and the current portion of cumulative preferred dividends, undeclared and unpaid.

Note 17. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2019	June 30, 2018
Long-term obligations under capital leases	$6	$58
Derivative liabilities—noncurrent	714	386
Multiemployer Plan Holdback—Boyd Coffee (1)	—	1,056
Cumulative preferred dividends, undeclared and unpaid—noncurrent	551	312
Deferred income taxes(2)	1,348	—
Other long-term liabilities	$2,619	$1,812

___________
(1) On January 8, 2019, the Seller notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company timely paid from the Multiemployer Plan Holdback during the three months ended March 31, 2019. The Company has applied the remaining amount of the Multiemployer Plan Holdback of $0.5 million towards satisfaction of the Seller’s post-closing net working capital deficiency under the Asset Purchase Agreement as of March 31, 2019. See Note 4.
(2) Represents deferred tax liabilities that have an indefinite reversal pattern.
.

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
Pursuant to the Tax Act, the federal corporate tax rate was reduced to 21.0%, effective January 1, 2018. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future. The provisional amount recorded in fiscal 2018 relating to the re-measurement of the Company’s deferred tax balances as a result of the reduction in the corporate tax rate was $18.0 million. There were no provisional adjustments recorded in the three and nine months ended March 31, 2019. The Company finalized its assessment of the income tax effects of the Tax Act in the second quarter of fiscal 2019.
The income tax expense (benefit) and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018(1)	2019	2018(1)
Income tax expense (benefit)	$43,161	$(1,321)	$39,149	$16,058
Effective tax rate	(502.7)%	37.6%	(152.4)%	(682.0)%
___________
(1) The amounts and tax rates have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements as described in Note 3.

The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections. After consideration of positive and negative evidence, including the Company’s cumulative 12-month income position at March 31, 2019, the Company concluded that it is more likely than not that the Company will not generate future income sufficient to realize the Company’s deferred tax assets at March 31, 2019. In addition, as of March 31, 2019, the Company concluded that certain federal and state net operating loss carry forwards and tax credit carryovers will not be utilized before expiration. As a result, the Company recorded a valuation allowance of $44.6 million to reduce deferred tax assets during the three months ended March 31, 2019.
The effective tax rates for the three and nine months ended March 31, 2019 varied from the federal statutory rate of 21.0% primarily due to a valuation allowance of $44.6 million taken against the deferred tax asset, in addition to state income taxes. The effective tax rates for the three and nine months ended March 31, 2018 varied from the federal statutory rate of 28.1% primarily due to income tax expense resulting from the adjustment of deferred tax amounts due to the enactment of the Tax Act, in addition to state income taxes.
As of March 31, 2019 and June 30, 2018 the Company had no unrecognized tax benefits.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 19. Net (Loss) Income Per Common Share
Computation of net (loss) income per share (“EPS”) for the three and nine months ended March 31, 2019 excludes the dilutive effect of 551,415 shares issuable under stock options, 80,771 PBRSUs and 404,197 shares issuable upon the assumed conversion of the outstanding Series A Preferred Stock because the Company incurred net losses in the three and nine months ended March 31, 2019 so their inclusion would be anti-dilutive. There were no unearned ESOP shares excluded from EPS calculations in the three and nine months ended March 31, 2019.
Computation of EPS for the three and nine months ended March 31, 2018 excludes the dilutive effect of 488,231 shares issuable under stock options, 36,108 PBRSUs and 383,611 shares issuable upon the assumed conversion of the outstanding Series A Preferred Stock because the Company incurred net losses in the three and nine months ended March 31, 2018 so their inclusion would be anti-dilutive. There were 72,114 unearned ESOP shares excluded from EPS calculations in the three and nine months ended March 31, 2018.

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2019	2018(1)	2019	2018(1)
Undistributed net loss available to common stockholders	$(51,828)	$(2,318)	$(65,177)	$(18,658)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	(55)	(3)	(58)	(13)
Net loss available to common stockholders—basic	$(51,883)	$(2,321)	$(65,235)	$(18,671)

Weighted average common shares outstanding—basic	17,003,206	16,760,145	16,982,247	16,727,624
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Shares issuable under PBRSUs	—	—	—	—
Shares issuable under convertible preferred stock	—	—	—	—
Weighted average common shares outstanding—diluted	17,003,206	16,760,145	16,982,247	16,727,624
Net loss per common share available to common stockholders—basic	$(3.05)	$(0.14)	$(3.84)	$(1.12)
Net loss per common share available to common stockholders—diluted	$(3.05)	$(0.14)	$(3.84)	$(1.12)
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
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At March 31, 2019, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,054	$15,489	$789	$15,489

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
The Company delivers products to customers primarily through two methods, DSD to the Company’s customers at their place of business and direct ship from the Company’s warehouse to the customer’s warehouse or facility. Each delivery or shipment made to a third party customer is to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.
ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), provides certain practical expedients in order to ease the burden of implementation. The Company elected to apply the practical expedient related to applying the guidance to a portfolio of contracts with similar characteristics as the Company does not expect the effects on its condensed consolidated financial statements to differ materially from applying the guidance to the individual contracts within that portfolio. For customers that have executed substantially similar contracts, including the ones utilizing our standard forms, the Company believes that evaluation of these contracts on an individual basis would not result in a material difference. Therefore, the Company has adopted the practical expedient and applied one accounting treatment to all such contracts.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,
	2019		2018
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$93,211	63.4%	$99,315	63.0%
Coffee (Frozen Liquid)	8,267	5.8%	8,675	5.0%
Tea (Iced & Hot)	8,320	5.9%	7,889	5.0%
Culinary	15,990	11.0%	16,872	11.0%
Spice	5,736	4.1%	6,115	4.0%
Other beverages(1)	14,405	9.8%	18,319	12.0%
Net sales by product category	145,929	100%	157,185	100%
Fuel surcharge	750	—%	742	—%
Net sales	$146,679	100%	$157,927	100%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

	Nine Months Ended March 31,
	2019		2018
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$287,851	63.4%	$286,655	63.0%
Coffee (Frozen Liquid)	26,141	5.9%	25,825	6.0%
Tea (Iced & Hot)	25,876	5.8%	23,312	5.0%
Culinary	48,779	10.9%	48,011	10.0%
Spice	17,895	4.0%	18,722	4.0%
Other beverages(1)	44,946	10.0%	52,354	11.0%
Net sales by product category	451,488	100%	454,879	99.0%
Fuel surcharge	2,404	—%	2,127	1.0%
Net sales	$453,892	100%	$457,006	100%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of March 31, 2019. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At March 31, 2019 and June 30, 2018, “Accounts receivable, net” included, $65.0 million and $54.5 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 22. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 24, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2018 Form 10-K. During the nine months ended March 31, 2019, other than the following, or as otherwise disclosed in these footnotes in the current Form 10-Q, there were no material changes in the Company’s commitments and contingencies.
Expansion Project Contract
In the third quarter of fiscal 2018, the Company commenced a project to expand its production lines (the “Expansion Project”) in the New Facility, including expanding capacity to support the transition of acquired business volumes under a guaranteed maximum price contract of up to $19.3 million. In the nine months ended March 31, 2019, the Company paid $10.6 million for machinery and equipment expenditures associated with the Expansion Project. Since inception of the contract through March 31, 2019, the Company has paid a total of $18.9 million.

Purchase Commitments
As of March 31, 2019, the Company had committed to purchase green coffee inventory totaling $60.4 million under fixed-price contracts and to other purchases totaling $16.0 million under non-cancelable purchase orders related primarily to the purchase of finished goods inventory.
As of March 31, 2019, the Company had commitments of $0.9 million for roasting equipment ordered for the New Facility which will be accrued by the Company upon delivery and acceptance of the equipment in the fourth quarter of fiscal 2019.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At a December 3, 2018 status conference, the Court continued its stay on the Phase 3 remedies trial. The Court set another status conference for February 4, 2019 and asked that the JDG submit a joint status report on appellate activities by January 28, 2019.
The JDG provided their written status update to the Court of Appeals timely on January 15, 2019, which update reported that OEHHA had submitted the final regulation (unchanged from its proposed rulemaking) to the California Office of Administrative Law (OAL) for review. OAL had 30 working days (until February 19, 2019) to approve, reject, or submit questions to OEHHA concerning the regulation. On January 31, 2019, the Court of Appeals continued its Temporary Stay Order and required the JDG to provide a written update by April 15, 2019.
Prior to February 19, 2019, OAL raised questions to OEHHA concerning the regulation, specifically OEHHA’s authority to make a determination for chemicals in coffee whether or not presently listed under Prop 65.   As a result, OEHHA decided to take back the regulation from OAL to address those issues.  On March 15, 2019, OEHHA announced that it was amending the language of the regulation to make clear that the “no significant risk” determination applies only to chemicals in coffee that are currently listed under Prop 65.  OEHHA extended the public comment period until April 2, 2019.  Once OEHHA has reviewed and developed responses to comments and created an updated final statement of reasons, it will resubmit the regulation to OAL.  OAL will then have another 30 days to review the regulation.  If OAL approves the regulation in time, it could be submitted for publication in the July 1, 2019 update to the California Code of Regulations, at which point it is expected that it would become effective.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 23. Subsequent Events
The Company evaluated all events or transactions that occurred after March 31, 2019 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018 (the “2018 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the success of the Corporate Relocation Plan, the timing and success of implementation of the DSD Restructuring Plan, the Company’s success in consummating acquisitions and integrating acquired businesses, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the success of the Company’s adaptation to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future period.

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
We operate production facilities in Northlake, Texas (the “New Facility”); Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake, Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona. Our products reach our customers primarily in the following ways: through our nationwide Direct Store Delivery (“DSD”) network of 384 delivery routes and 103 branch warehouses as of March 31, 2019, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-

truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.
Results of Operations
Changes in Accounting Principles and Corrections to Previously Issued Financial Statements
As discussed in Note 3, Change in Accounting Principles and Corrections to Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, prior period amounts recorded in our condensed consolidated financial statements have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements, and the adoption of new accounting standards in the three and nine months ended March 31, 2019 that required retrospective application. The discussion of our results of operations for the three and nine months ended March 31, 2018 set forth below reflects these retrospective adjustments.
Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Income Statement Data:
Net sales	$146,679	$157,927	$(11,248)	(7.1)%	$453,892	$457,006	$(3,114)	(0.7)%
Gross margin	27.2%	33.1%	(5.9)%	NM	31.1%	33.8%	(2.7)%	NM
Operating expenses as a % of sales	31.4%	34.9%	3.5%	NM	32.8%	34.0%	1.2%	NM
Loss from operations	$(6,102)	$(2,785)	$(3,317)	(119.1)%	$(7,678)	$(931)	$(6,747)	(724.7)%
Net loss	$(51,749)	$(2,193)	$(49,556)	NM	$(64,835)	$(18,414)	$(46,421)	(252.1)%
Net loss available to common stockholders per common share—basic	$(3.05)	$(0.14)	$(2.91)	NM	$(3.84)	$(1.12)	$(2.72)	NM
Net loss available to common stockholders per common share—diluted	$(3.05)	$(0.14)	$(2.91)	NM	$(3.84)	$(1.12)	$(2.72)	NM

Operating Data:
Coffee pounds	27,873	27,733	140	0.5%	80,719	80,034	685	0.9%
EBITDA(1)	$639	$4,785	$(4,146)	(86.6)%	$2,109	$22,657	$(20,548)	(90.7)%
EBITDA Margin(1)	0.4%	3.0%	(2.6)%	NM	0.5%	5.0%	(4.5)%	NM
Adjusted EBITDA(1)	$4,535	$10,644	$(6,109)	(57.4)%	$27,945	$33,600	$(5,655)	(16.8)%
Adjusted EBITDA Margin(1)	3.1%	6.7%	(3.6)%	NM	6.2%	7.4%	(1.2)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	63.4%	63.0%	0.4%	0.6%	63.4%	63.0%	0.4%	0.6%
Coffee (Frozen Liquid)	5.8%	5.0%	0.8%	16.0%	5.9%	6.0%	(0.1)%	(1.7)%
Tea (Iced & Hot)	5.9%	5.0%	0.9%	18.0%	5.8%	5.0%	0.8%	16.0%
Culinary	11.0%	11.0%	—%	—%	10.9%	10.0%	0.9%	9.0%
Spice	4.1%	4.0%	0.1%	2.5%	4.0%	4.0%	—%	—%
Other beverages(2)	9.8%	12.0%	(2.2)%	(18.3)%	10.0%	11.0%	(1.0)%	(9.1)%
Net sales by product category	100.0%	100.0%	—%	—%	100.0%	99.0%	1.0%	NM
Fuel Surcharge	—%	—%	—%	—%	—%	1.0%	(1.0)%	NM
Total	100.0%	100.0%	—%	—%	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$4,434	$5,621	$(1,187)	(21.1)%	$17,001	$17,373	$(372)	(2.1)%
Total capital expenditures	$7,273	$11,217	$(3,944)	(35.2)%	$30,393	$27,466	$2,927	10.7%
Depreciation and amortization expense	$7,600	$7,397	$203	2.7%	$23,230	$22,727	$503	2.2%
________________
NM - Not Meaningful

(1) EBITDA, EBITDA Margin, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures. See “Non-GAAP Financial Measures” below for a reconciliation of these non-GAAP measures to their corresponding GAAP measures.
(2) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.

The following table sets forth information regarding our condensed consolidated results of operations for the three and nine months ended March 31, 2019 and 2018 (in thousands, except percentages):
.

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Net sales	$146,679	$157,927	$(11,248)	(7.1)%	$453,892	$457,006	$(3,114)	(0.7)%
Cost of goods sold	106,779	105,629	(1,150)	(1.1)%	312,513	302,349	(10,164)	(3.4)%
Gross profit	39,900	52,298	(12,398)	(23.7)%	141,379	154,657	(13,278)	(8.6)%
Selling expenses	34,422	37,754	3,332	8.8%	111,323	112,736	1,413	1.3%
General and administrative expenses	11,306	14,157	2,851	20.1%	32,063	39,822	7,759	19.5%
Restructuring and other transition expenses	26	52	26	50.0%	4,700	311	(4,389)	NM
Net gains from sale of spice assets	(203)	(110)	93	84.5%	(593)	(655)	(62)	(9.5)%
Net losses (gains) from sales of other assets	451	(590)	(1,041)	(176.4)%	1,564	(446)	(2,010)	NM
Impairment losses on intangible assets	—	3,820	3,820	100.0%	—	3,820	3,820	100.0%
Operating expenses	46,002	55,083	9,081	16.5%	149,057	155,588	6,531	4.2%
Loss from operations	(6,102)	(2,785)	(3,317)	(119.1)%	(7,678)	(931)	(6,747)	NM
Other (expense) income :
Dividend income	—	1	(1)	NM	—	12	(12)	NM
Interest income	—	—	—	—%	—	2	(2)	NM
Interest expense	(2,981)	(2,547)	(434)	(17.0)%	(9,165)	(7,221)	(1,944)	(26.9)%
Pension settlement charge	—	—	—	—%	(10,948)	—	(10,948)	NM
Other, net	495	1,817	(1,322)	(72.8)%	2,105	5,782	(3,677)	(63.6)%
Total other expense	(2,486)	(729)	(1,757)	(241.0)%	(18,008)	(1,425)	(16,583)	NM
Loss before taxes	(8,588)	(3,514)	(5,074)	(144.4)%	(25,686)	(2,356)	(23,330)	NM
Income tax expense (benefit)	43,161	(1,321)	(44,482)	NM	39,149	16,058	(23,091)	(143.8)%
Net loss	$(51,749)	$(2,193)	(49,556)	NM	$(64,835)	$(18,414)	(46,421)	(252.1)%
Less: Cumulative preferred dividends, undeclared and unpaid	134	128	(6)	(4.7)%	400	257	(143)	(55.6)%
Net loss available to common stockholders	$(51,883)	$(2,321)	(49,562)	NM	$(65,235)	$(18,671)	(46,564)	(249.4)%
_____________
NM - Not Meaningful

The following section discusses the period-over-period fluctuations of our condensed consolidated results of operations for the three and nine months ended March 31, 2019 compared to 2018.

Three and Nine Months Ended March 31, 2019 Compared to Three and Nine Months Ended March 31, 2018

Net Sales
The following table presents changes in units sold, unit price and net sales by product category in the three and nine months ended March 31, 2019 compared to the same periods in the prior fiscal year (in thousands, except unit price and percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Units sold
Coffee (Roasted)	22,298	22,186	112	0.5%	64,575	64,027	548	0.9%
Coffee (Frozen Liquid)	101	101	—	—%	336	295	41	13.9%
Tea (Iced & Hot)	740	716	24	3.4%	2,097	1,963	134	6.8%
Culinary	1,986	2,255	(269)	(11.9)%	6,186	6,422	(236)	(3.7)%
Spice	162	221	(59)	(26.7)%	552	711	(159)	(22.4)%
Other beverages(1)	1,100	1,637	(537)	(32.8)%	4,009	4,695	(686)	(14.6)%
Total	26,387	27,116	(729)	(2.7)%	77,755	78,113	(358)	(0.5)%

Unit Price
Coffee (Roasted)	$4.2	$4.5	$(0.3)	(6.7)%	$4.5	$4.5	$—	(0.4)%
Coffee (Frozen Liquid)	$81.9	$85.9	$(4.0)	(4.7)%	$77.8	$87.5	$(9.7)	(11.1)%
Tea (Iced & Hot)	$11.2	$11.0	$0.2	1.8%	$12.3	$11.9	$0.5	3.9%
Culinary	$8.1	$7.5	$0.6	8.0%	$7.9	$7.5	$0.4	5.5%
Spice	$35.4	$27.7	$7.7	27.8%	$32.4	$26.3	$6.1	23.1%
Other beverages(1)	$13.1	$11.2	$1.9	17.0%	$11.2	$11.2	$0.1	0.5%
Average unit price	$5.6	$5.8	$(0.2)	(3.4)%	$5.8	$5.9	$(0.1)	(0.2)%

Total Net Sales By Product Category
Coffee (Roasted)	$93,211	$99,315	$(6,104)	(6.1)%	$287,851	$286,655	$1,196	0.4%
Coffee (Frozen Liquid)	8,267	8,675	(408)	(4.7)%	26,141	25,825	316	1.2%
Tea (Iced & Hot)	8,320	7,889	431	5.5%	25,876	23,312	2,564	11.0%
Culinary	15,990	16,872	(882)	(5.2)%	48,779	48,011	768	1.6%
Spice	5,736	6,115	(379)	(6.2)%	17,895	18,722	(827)	(4.4)%
Other beverages(1)	14,405	18,319	(3,914)	(21.4)%	44,946	52,354	(7,408)	(14.1)%
Net sales by product category	$145,929	$157,185	$(11,256)	(7.2)%	$451,488	$454,879	$(3,391)	(0.7)%
Fuel Surcharge	750	742	8	1.1%	2,404	2,127	277	13.0%
Total	$146,679	$157,927	$(11,248)	(7.1)%	$453,892	$457,006	$(3,114)	(0.7)%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.

Net sales in the three months ended March 31, 2019 decreased $11.2 million, or 7.1%, to $146.7 million from $157.9 million in the three months ended March 31, 2018. The decrease in net sales was driven primarily by declines in revenues and volume of green coffee processed and sold through our DSD network, the impact of lower coffee prices for our cost plus customers and a reduction in revenues due to higher customer attrition related to the Boyd Business integration and route optimization. Net sales in the three months ended March 31, 2019 included $2.1 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $2.4 million in price decreases to customers utilizing such arrangements in the three months ended March 31, 2018.
Net sales in the nine months ended March 31, 2019 decreased $3.1 million, or 0.7%, to $453.9 million from $457.0 million in the nine months ended March 31, 2018. The decline in net sales was primarily due to declines in revenues and volume of green coffee processed and sold through our DSD network, and the impact of lower coffee prices for our cost plus customers.

The decline in net sales was partially offset by an increase in sales from the addition of the Boyd Business which is fully reflected in the nine months ended March 31, 2019, compared to only six months of Boyd Business operations in the nine months ended March 31, 2018. The impact of price decreases to customers utilizing commodity-based pricing arrangements was $5.1 million in price decreases during the nine months ended March 31, 2019 as compared to $1.9 million in price decreases to customers utilizing such arrangements in the nine months ended March 31, 2018.

The following table presents the effect of changes in unit sales, unit pricing and product mix in the three and nine months ended March 31, 2019 compared to the same periods in the prior fiscal year (in millions):

	Three Months Ended March 31, 2019 vs. 2018	% Change	Nine Months Ended March 31, 2019 vs. 2018	% Change
Effect of change in unit sales	$(4.1)	(36.6)%	$(2.1)	(67.7)%
Effect of pricing and product mix changes	(7.1)	(63.4)%	(1.0)	(32.3)%
Total decrease in net sales	$(11.2)		$(3.1)
Unit sales decreased 2.7% and average unit price decreased by 3.4% in the three months ended March 31, 2019 as compared to the same period in the prior fiscal year, resulting in a decrease in net sales of 7.1%. The decrease in unit sales was primarily due to declines in revenues and volume of green coffee processed and sold through our DSD network. Average unit price decreased in the three months ended March 31, 2019 primarily due to a decrease in the average price of roasted coffee partially offset by price increases on the majority of our other products. In addition, average unit price decreased during the quarter due to a higher mix of product being sold via direct ship versus DSD, as direct ship has a lower average unit price. In the three months ended March 31, 2019, we processed and sold approximately 27.9 million pounds of green coffee as compared to approximately 27.7 million pounds of green coffee processed and sold in the three months ended March 31, 2018. There were no new product category introductions in the three months ended March 31, 2019 or 2018 which had a material impact on our net sales.
Unit sales decreased 0.5% and average unit price decreased by 0.2% in the nine months ended March 31, 2019 as compared to the same period in the prior fiscal year, resulting in a decrease in net sales of 0.7%. The decrease in unit sales was primarily due to declines in revenues and volume of green coffee processed and sold through our DSD network partially offset by an increase in unit sales from the addition of the Boyd Business which is fully reflected in the nine months ended March 31, 2019, compared to only six months of Boyd Business operations in the nine months ended March 31, 2018. Average unit price decreased in the nine months ended March 31, 2019 primarily due to a decrease in the average price of roasted coffee partially offset by price increases on the majority of our other products. There were no new product category introductions in the nine months ended March 31, 2019 or 2018 which had a material impact on our net sales.
Gross Profit
Gross profit in the three months ended March 31, 2019 decreased $12.4 million, or 23.7%, to $39.9 million from $52.3 million in the three months ended March 31, 2018. Gross margin decreased to 27.2% in the three months ended March 31, 2019 from 33.1% in the three months ended March 31, 2018. The decrease in gross profit for the three months ended March 31, 2019 was primarily driven by lower net sales of $11.2 million between the periods and higher cost of goods sold. Cost of goods sold in the three months ended March 31, 2019 increased $1.2 million, or 1.1%, to $106.8 million, or 72.8% of net sales, from $105.6 million, or 66.9% of net sales, in the three months ended March 31, 2018. Margin was negatively impacted by higher mark downs on slow moving inventory, higher manufacturing costs driven by downtime associated with certain aging production infrastructure, higher coffee brewing equipment and labor costs associated with increased installation activities during the period, higher manufacturing variances due to lower volumes and unfavorable shift in customer mix. Margin impact was partially offset by lower green coffee purchase costs. The average Arabica “C” market price of green coffee decreased 9.6% in the three months ended March 31, 2019 as compared to the prior year period.

Gross profit in the nine months ended March 31, 2019 decreased $13.3 million, or 8.6%, to $141.4 million from $154.7 million in the nine months ended March 31, 2018. Gross margin decreased to 31.1% in the nine months ended March 31, 2019 from 33.8% in the nine months ended March 31, 2018. The decrease in gross profit for the nine months ended March 31, 2019 was primarily driven by lower net sales of $3.1 million between the periods and higher cost of goods sold. Cost of goods sold in the nine months ended March 31, 2019 increased $10.2 million, or 3.4%, to $312.5 million, or 68.9% of net sales, from $302.3 million, or 66.2% of net sales, in the nine months ended March 31, 2018. Margin was negatively impacted by higher coffee brewing equipment and labor costs associated with increased installation activity during the period, higher production costs associated with the production operations in the New Facility, including higher depreciation expense for the New Facility, higher manufacturing costs driven by downtime associated with certain aging production infrastructure and higher mark downs of slow-moving inventories, partially offset by lower green coffee purchase costs. The average Arabica “C” market price of green coffee decreased 15.4% in the nine months ended March 31, 2019 as compared to the prior year period.

Operating Expenses
In the three months ended March 31, 2019, operating expenses decreased $9.1 million, or 16.5%, to $46.0 million, or 31.4% of net sales, from $55.1 million, or 34.9% of net sales, in the three months ended March 31, 2018, primarily due to the absence of $3.8 million in impairment losses on intangible assets reported in the prior year period, a $3.3 million decrease in selling expenses and a $2.9 million decrease in general and administrative expenses.
The decrease in selling expenses was primarily due to synergies achieved through the Boyd Business acquisition and headcount reductions and other efficiencies from DSD route optimization, partially offset by higher insurance and employee benefit costs. The decrease in general and administrative expenses was associated primarily with synergies achieved through the Boyd Business acquisition, the conclusion of the transition services and co-manufacturing agreements with Boyd Coffee at the beginning of October 2018, and lower acquisition and integration costs.
In the nine months ended March 31, 2019, operating expenses decreased $6.5 million, or 4.2%, to $149.1 million, or 32.8% of net sales, from $155.6 million, or 34.0% of net sales, in the nine months ended March 31, 2018, primarily due to a $7.8 million decrease in general and administrative expenses and the absence of $3.8 million in impairment losses on intangible assets reported in the prior year period, partially offset by a $4.4 million increase in restructuring and other transition expenses and a $2.0 million increase in net losses (gains) from sales of other assets.
The decrease in general and administrative expenses during the nine months ended March 31, 2019 was primarily due to synergies achieved from the integration of the Boyd Business and conclusion of the transition services and co-manufacturing agreements with Boyd Coffee at the beginning of October 2018, partially offset by higher bad debt expense. In the nine months ended March 31, 2019, we paid Boyd Coffee a total of $3.7 million for services under these agreements, as compared to $19.4 million paid for such services in the nine months ended March 31, 2018.
Net losses from sales of assets in the nine months ended March 31, 2019 included net losses of $1.6 million from sales of other assets, primarily associated with the Boyd Coffee plant decommissioning offset by $0.6 million in earnout from the sale of spice assets, as compared to $0.7 million in earnout from the sale of spice assets and net gains of $0.4 million from sales of other assets in the prior year period.

Restructuring and other transition expenses in the nine months ended March 31, 2019 increased $4.4 million, as compared to the same period in the prior fiscal year. This increase includes $3.4 million, including interest, assessed by the Western Conference of Teamsters Pension Trust (the “WC Pension Trust”) in the nine months ended March 31, 2019, representing the Company’s share of the Western Conference of Teamsters Pension Plan (“WCTPP”) unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan. In addition, in the nine months ended March 31, 2019, we incurred $1.4 million in restructuring and other transition expenses, primarily employee-related costs, associated with the DSD Restructuring Plan, as compared to $0.3 million in restructuring and other transition expenses associated with the DSD Restructuring Plan in the nine months ended March 31, 2018.
Total Other Expense
Total other expense in the three and nine months ended March 31, 2019 was $2.5 million and $18.0 million compared to $0.7 million and $1.4 million in the three and nine months ended March 31, 2018. The change in total other expense in the three and nine months ended March 31, 2019 was primarily a result of higher interest expense and higher net losses on coffee-related derivative instruments and, for the nine months ended March 31, 2019, a pension settlement charge in the amount of $10.9 million.
The pension settlement charge incurred in the nine months ended March 31, 2019 of $10.9 million was due to the termination of the Farmer Bros. Co. Pension Plan for Salaried Employees effective December 1, 2018. By terminating the Farmer Bros. Plan, we reduced our overall pension projected benefit obligation by approximately $24.4 million as of December 31, 2018. The $10.9 million pension settlement charge is non-cash. As a result of the pension plan termination, we expect to realize lower Pension Benefit Guaranty Corporation expenses in the future of approximately $0.3 million to $0.4 million per year.
Interest expense in the three months ended March 31, 2019 increased $0.4 million to $3.0 million from $2.5 million in the prior year period. Interest expense in the nine months ended March 31, 2019 increased $1.9 million to $9.2 million as compared to $7.2 million in the prior year period. The increase in interest expense in the three and nine months ended March 31, 2019 was principally due to higher outstanding borrowings on our revolving credit facility, including borrowings for operations and borrowings related to the Boyd Business acquisition and the write-off of deferred financing costs of $0.5 million associated with the ending of our prior credit facility which was replaced with a new facility in November 2018.
Other, net in the three months ended March 31, 2019 decreased by $1.3 million to $0.5 million compared to in $1.8 million in the prior year period. Other, net decreased by $3.7 million to $2.1 million in the nine months ended March 31, 2019 from $5.8 million in the prior year period. The decrease in Other, net in the three and nine months ended March 31, 2019 was primarily due to increased mark-to-market losses on coffee-related derivative instruments not designated as accounting hedges.

Income Taxes

In the three and nine months ended March 31, 2019, we recorded income tax expense of $43.2 million and $39.1 million, respectively, compared to income tax benefit of $1.3 million and income tax expense $16.1 million in the three and nine months ended March 31, 2018, respectively. The higher tax expense of $43.2 million in the current quarter is primarily due to a valuation allowance of $44.6 million recorded to reduce our deferred tax assets. See Note 18, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
Prior year periods set forth in the tables below have been retrospectively adjusted to reflect the impact of certain changes in accounting principles and corrections to previously issued financial statements, and the adoption of new accounting standards in the three and nine months ended March 31, 2019 that required retrospective application. See Note 3, Changes in Accounting Principles and Corrections to Previously Issued Financial Statements, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Net loss, as reported	$(51,749)	$(2,193)	$(64,835)	$(18,414)
Income tax expense (benefit)	43,161	(1,321)	39,149	16,058
Interest expense (1)	1,627	902	4,565	2,286
Depreciation and amortization expense	7,600	7,397	23,230	22,727
EBITDA	$639	$4,785	$2,109	$22,657
EBITDA Margin	0.4%	3.0%	0.5%	5.0%
____________
(1) Excludes interest expense of $1.4 million and $1.6 million in the three months ended March 31, 2019 and 2018, respectively, and $4.7 million and $4.9 million in the nine months ended March 31, 2019 and 2018, respectively, resulting from the adoption of ASU 2017-07. See Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2019	2018	2019	2018
Net loss, as reported	$(51,749)	$(2,193)	$(64,835)	$(18,414)
Income tax expense (benefit)	43,161	(1,321)	39,149	16,058
Interest expense(1)	1,627	902	4,565	2,286
Depreciation and amortization expense	7,600	7,397	23,230	22,727
ESOP and share-based compensation expense	1,238	1,048	3,095	2,892
Restructuring and other transition expenses(2)	26	52	4,700	311
Net gains from sale of spice assets	(203)	(110)	(593)	(655)
Net losses (gains) from sales of other assets	451	(590)	1,564	(446)
Impairment losses on intangible assets	—	3,820	—	3,820
Acquisition and integration costs	2,384	1,639	6,122	5,021
Pension settlement charge	—	—	10,948	—
Adjusted EBITDA	$4,535	$10,644	$27,945	$33,600
Adjusted EBITDA Margin	3.1%	6.7%	6.2%	7.4%
____________
(1) Excludes interest expense of $1.4 million and $1.6 million in the three months ended March 31, 2019 and 2018, respectively, and $4.7 million and $4.9 million in the nine months ended March 31, 2019 and 2018, respectively, resulting from the adoption of ASU 2017-07. See Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
(2) In the nine months ended March 31, 2019, includes $3.4 million, including interest, assessed by the WC Pension Trust representing the Company’s share of the WCTPP unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan, net of payments of $0.8 million in the nine months ended March 31, 2019.

Liquidity, Capital Resources and Financial Condition
Revolving Credit Facility
On November 6, 2018 (the “Closing Date”), we entered into a new $150.0 million senior secured revolving credit facility (the “New Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The New Revolving Facility includes an accordion feature whereby we may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Effective March 27, 2019, we entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). Under the terms of the Rate Swap, we receive 1-month LIBOR, subject to a 0% floor, and make payments based on a fixed rate of 2.1975%. Our obligations under the International Swap Dealers Association, Inc. Master Agreement (“ISDA”), including the related Schedule to the ISDA Master Agreement, entered into in connection with the transaction are secured by the collateral which secures the loans under the New Revolving Facility on a pari passu and pro rata basis with the principal of such loans. We have designated the Rate Swap derivative instruments as a cash flow hedge.
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
At March 31, 2019, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $123.0 million and utilized $2.0 million of the letters of credit sublimit. At March 31, 2019, the weighted average interest rate on our outstanding borrowings subject to interest rate variability under the New Revolving Facility was 4.25% and we were in compliance with all of the covenants under the New Revolving Facility.
At April 30, 2019, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $121.0 million and utilized $2.0 million of the letters of credit sublimit.
We classify borrowings contractually due to be settled one year or less as short-term and more than one year as long-term. We classify outstanding borrowings as short-term or long-term based on our ability and intent to pay or refinance the outstanding borrowings on a short-term or long-term basis. Outstanding borrowings under our revolving credit facility were classified on our consolidated balance sheets as “Long-term borrowings under revolving credit facility” at March 31, 2019 and “Short-Term borrowings under revolving credit facility” at June 30, 2018.

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
Our New Revolving Facility includes financial covenants that are tested each quarter, including that adjusted EBITDA to debt (net of unrestricted cash up to $7.5 million) must not exceed 3.5 to 1.0. As of March 31, 2019, our leverage ratio as defined in our credit facility was lower than 3.5 to 1.0, therefore, we were in compliance with the financial covenant.

At March 31, 2019, we had $12.2 million in cash and cash equivalents. At March 31, 2019, none of the cash in our coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related and interest swap derivative instruments held could have a significant impact on cash deposit requirements under certain of our broker and counterparty agreements and may adversely affect our liquidity.
Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	Nine Months Ended March 31,
	2019	2018
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash provided by operating activities	$7,500	$8,354
Net cash used in investing activities	(30,250)	(65,509)
Net cash provided by financing activities	32,506	57,888
Net increase in cash and cash equivalents	$9,756	$733
Operating Activities
Net cash provided by operating activities was $7.5 million in the nine months ended March 31, 2019 compared to net cash provided by operating activities of $8.4 million in the nine months ended March 31, 2018, a decrease of $0.9 million. The decrease was primarily attributable to a higher use of cash for working capital of $2.6 million during the current fiscal period. Working capital during the nine months ended March 31, 2019 was impacted by, among other items, cash purchases to fund higher inventory levels and higher payroll and benefit costs associated with the Boyd Business integration, as well as slower collections of several large direct ship customer accounts receivables. These were partially offset by improved vendor terms and timing of accrued liabilities compared to cash settlement of such items.
Investing Activities
Net cash used in investing activities during the nine months ended March 31, 2019 was $30.3 million as compared to $65.5 million in the nine months ended March 31, 2018, a decrease of $35.3 million.  Investment activities were elevated in the prior year period principally due to the acquisition of the Boyd Business for $39.6 million in cash. For the nine months ended March 31, 2019 we had purchases of property, plant and equipment of $30.4 million, which included $13.4 million for machinery and equipment relating to the Expansion Project, and $17.0 million in maintenance capital expenditures. Maintenance capital expenditures included higher coffee brewing equipment purchases compared to the prior year period due to an increased level of installations for new customers.

Financing Activities
Net cash provided by financing activities in the nine months ended March 31, 2019 was $32.5 million as compared to $57.9 million in the nine months ended March 31, 2018, a decrease of $25.4 million. Net cash provided by financing activities in the nine months ended March 31, 2019 included $33.2 million in net borrowings under our New Revolving Facility and

Prior Revolving Facility, compared to $58.3 million in net borrowings under the Prior Revolving Facility in the nine months ended March 31, 2018.

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
In addition to the $3.2 million cash holdback, as part of the consideration for the purchase, at closing we held back $1.1 million in cash to pay, on behalf of Boyd Coffee, any assessment of withdrawal liability made against Boyd Coffee following the closing date in respect of Boyd Coffee’s multiemployer pension plan, which amount was recorded in “Other long-term liabilities” on our consolidated balance sheet at June 30, 2018. On January 8, 2019, Boyd Coffee notified the Company of the assessment of $0.5 million in withdrawal liability against Boyd Coffee, which the Company timely paid from the Multiemployer Plan Holdback during the three months ended March 31, 2019. The Company has applied the remaining amount of the Multiemployer Plan Holdback of $0.5 million towards satisfaction of the Seller’s post-closing net working capital deficiency under the Asset Purchase Agreement as of March 31, 2019.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated amount recorded as goodwill. The fair value of consideration transferred reflected the Company’s best estimate of the post-closing net working capital adjustment of $8.1 million due to the Company at June 30, 2018 when the purchase price allocation was finalized. On January 23, 2019, PricewaterhouseCoopers LLP (“PwC”), as the “Independent Expert” designated under the Asset Purchase Agreement to resolve working capital disputes, issued its determination letter with respect to adjustments to working capital. The post-closing net working capital adjustment, as determined by the Independent Expert, was $6.3 million due to the Company.
As of March 31, 2019 we have satisfied the $6.3 million amount by applying the remaining amount of the Multiemployer Plan Holdback of $0.5 million, retaining all of the Holdback Cash Amount of $3.2 million and canceling 4,630 shares of Holdback Stock with a fair value of $2.3 million based on the stated value and deemed conversion price under the Asset Purchase Agreement. We have retained the remaining 1,670 shares of the Holdback Stock pending satisfaction of certain indemnification claims against the Seller following which the remaining Holdback Stock, if any, will be released to the Seller.
At closing, the parties entered into a transition services agreement where Boyd Coffee agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. We also entered into a co-manufacturing agreement with Boyd Coffee for a transition period of up to 12 months as we transitioned production into our plants. Amounts paid by the Company to Boyd Coffee for these services totaled $3.7 million in the nine months ended March 31, 2019 and $10.2 million and $19.4 million in the three and nine months ended March 31, 2018, respectively. The transition services and co-manufacturing agreements expired on October 2, 2018 and no amounts were paid under these agreements in the three months ended March 31, 2019.
We incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of inventory mark downs, legal expenses, Boyd Coffee plant decommissioning and equipment relocation costs, and one-time payroll and benefit expenses, of $2.4 million and $1.6 million, respectively, during the three months ended March 31, 2019 and 2018, and $6.1 million and $5.0 million, respectively, during the nine months ended March 31, 2019 and 2018. These expenses are included in operating expenses in the Company's condensed consolidated statements of operations.
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
We incurred expenses related to the DSD Restructuring Plan in the amounts of $0.1 million and $0 in employee-related costs and $1,500 and $0.1 million in other related costs for three months ended March 31, 2019 and 2018, respectively, and $1.3 million and $24,000 in employee-related costs and $0.2 million and $0.3 million in other related costs for the nine months ended March 31, 2019 and 2018, respectively. Since the adoption of the DSD Restructuring Plan through March 31, 2019, we have recognized a total of $4.5 million in aggregate cash costs including $2.6 million in employee-related costs and $1.9 million in other related costs. As of March 31, 2019, we had paid a total of $4.4 million of these costs and had a balance of $0.1 million in DSD Restructuring Plan-related liabilities on our condensed consolidated balance sheet. The remaining costs to be incurred for the remainder of fiscal 2019 are not expected to be material. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the DSD Restructuring Plan. See Note 5, Restructuring Plans-Direct Store Delivery (“DSD”) Restructuring Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Corporate Relocation Plan
In the nine months ended March 31, 2019, we incurred $3.4 million in restructuring and other transition expenses associated with the assessment by the WCTPP of our share of the WCTPP unfunded benefits due to our partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan. Since the adoption of the Corporate Relocation Plan through March 31, 2019, we have recognized a total of $35.2 million in aggregate cash costs including $17.4 million in employee retention and separation benefits, $3.4 million in pension withdrawal liability, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company's headquarters, relocation of our Torrance operations and certain distribution operations and $7.4 million in other related costs. We also recognized from inception through March 31, 2019 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility. See Note 5, Restructuring Plans—Corporate Relocation Plan, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

Capital Expenditures
For the nine months ended March 31, 2019 and 2018, our capital expenditures paid were as follows:

	Nine Months Ended March 31,
(In thousands)	2019	2018
Maintenance:
Coffee brewing equipment	$12,460	$8,118
Building and facilities	50	324
Vehicles, machinery and equipment	2,187	5,804
IT, software, office furniture and equipment	2,304	3,127
Capital expenditures, maintenance	$17,001	$17,373

Expansion Project:
Machinery and equipment	$13,392	$5,601
Capital expenditures, Expansion Project	$13,392	$5,601

New Facility Costs
Building and facilities, including land	—	1,577
Machinery and equipment	—	2,489
Software, office furniture and equipment	—	426
Capital expenditures, New Facility	$—	$4,492

Total capital expenditures	$30,393	$27,466

In fiscal 2019, we anticipate paying between $34.0 million to $37.0 million in capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our New Revolving Facility.
Depreciation and amortization expense was $23.2 million and $22.7 million in the nine months ended March 31, 2019 and 2018, respectively. We anticipate our depreciation and amortization expense will be approximately $7.5 million to $8.0 million per quarter in the remainder of fiscal 2019 based on our existing fixed asset commitments and the useful lives of our intangible assets.

Working Capital
At March 31, 2019 and June 30, 2018, our working capital was composed of the following:

	March 31, 2019	June 30, 2018
(In thousands)
Current assets	$185,891	$173,514
Current liabilities(1)	91,789	178,457
Working capital	$94,102	$(4,943)
________________
(1) Current liabilities includes short-term borrowings under the Prior Revolving Facility of $89.8 million as of June 30, 2018. Outstanding borrowings under our revolving credit facility were reclassified on our condensed consolidated balance sheet from short-term to long-term as of March 31, 2019.
Contractual Obligations
During the nine months ended March 31, 2019, other than the following, or as otherwise discussed in this report, there were no material changes in our contractual obligations.
In the nine months ended March 31, 2019, we paid $10.6 million for machinery and equipment expenditures associated with the Expansion Project. Since inception of the contract through March 31, 2019, we have paid a total of $18.9 million.

In connection with our partial withdrawal from the WCTPP, we agreed with the WCT Pension Trust’s assessment of pension withdrawal liability in the amount of $3.4 million, including interest, which is payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822, commencing September 10, 2018. At March 31, 2019, we had paid $1.3 million and recorded $2.1 million on our condensed consolidated balance sheet relating to this obligation in “Accrued payroll expenses.”
Effective December 1, 2018 we amended and terminated the Farmer Bros. Plan. Termination of the Farmer Bros. Plan triggered re-measurement and settlement of the Farmer Bros. Plan and re-measurement of the Brewmatic Plan. As a result of the distributions to the remaining plan participants of the Farmer Bros. Plan, we reduced our overall pension projected benefit obligation by approximately $24.4 million as of December 31, 2018 and recognized a non-cash pension settlement charge of $10.9 million in the nine months ended March 31, 2019. At December 31, 2018, the new projected benefit obligation and fair value of plan assets for the Brewmatic Plan were $114.1 million and $67.4 million, respectively, resulting in a net underfunded status of $46.7 million. This represents a $6.7 million increase from the net underfunded status of the Farmer Bros. Plan and Brewmatic Plan as of June 30, 2018 primarily due to actual losses recognized on plan assets during the six months ended December 31, 2018.

During the three months ended December 31, 2018, the Company and the Local 807 Pension Fund agreed to settle the Company’s remaining withdrawal liability to the Local 807 Pension Fund relating to the Company’s withdrawal from the Local 807 Labor Management Pension Plan in fiscal 2012 for a lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. As of March 31, 2019, we paid the Local 807 Pension Fund $3.0 million in cash and recorded $0.2 million in “Accrued pension liabilities” on our condensed consolidated balance sheet.

As of March 31, 2019, the Company had committed to purchase green coffee inventory totaling $60.4 million under fixed-price contracts, and to other purchases totaling $16.0 million under non-cancelable purchase orders related primarily to the purchase of finished goods inventory.

As of March 31, 2019, we had commitments of $0.9 million for roasting equipment ordered for the New Facility which will be accrued by the Company upon delivery and acceptance of the equipment in the fourth quarter of fiscal 2019.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and in our 2018 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2018 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and in our 2018 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2018 Form 10-K.

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
Effective March 27, 2019, we entered into a swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023. The Rate Swap is intended to manage our interest rate risk on our floating-rate indebtedness under the New Revolving Facility. Under the terms of the Rate Swap, we receive 1-month LIBOR, subject to a 0% floor, and make payments based on a fixed rate of 2.1975%. Our obligations under the ISDA entered into in connection with the transaction are secured by the collateral which secures the loans under the New Revolving Facility on a pari passu and pro rata basis with the principal of such loans. We have designated the Rate Swap derivative instruments as a cash flow hedge.
At March 31, 2019, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $123.0 million and utilized $2.0 million of the letters of credit sublimit. As a result of the interest rate swap, only $43.0 million is now subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the New Revolving Facility at March 31, 2019 was 4.25%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the New Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of March 31, 2019:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$43,000	2.75%	$1,183
–100 basis points	$43,000	3.25%	$1,398
Unchanged	$43,000	4.25%	$1,828
+100 basis points	$43,000	5.25%	$2,258
+150 basis points	$43,000	5.75%	$2,473

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
When we designate coffee-related derivative instruments as cash flow hedges, we formally document the hedging instruments and hedged items, and measure at each balance sheet date the effectiveness of our hedges. The change in fair value of the derivative is reported in AOCI and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. For the three months ended March 31, 2019 and 2018, respectively, we reclassified $2.1 million in net losses and $0.6 million in net losses on coffee-related derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. For the nine months ended March 31, 2019 and 2018, respectively, we reclassified $6.3 million in net losses and $0.6 million in net gains on coffee-related derivative instruments designated as cash flow hedges, excluding tax, respectively, into cost of goods sold from AOCI. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, we recognize any gain or loss deferred in AOCI in “Other, net” at that time.
For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” In the three months ended March 31, 2019 and 2018, we recorded in “Other, net” net losses of $0.9 million and $0.4 million, respectively, on coffee-related derivative instruments not designated as accounting hedges. In the nine months ended March 31, 2019 and 2018, we recorded in “Other, net” net losses of $2.9 million and $0.5 million, respectively, on coffee-related derivative instruments not designated as accounting hedges.
The following table summarizes the potential impact as of March 31, 2019 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$434	$(434)	$3,667	$(3,667)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2019. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2019, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 22, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

An increase in our debt leverage could adversely affect our liquidity and results of operations and a covenant that governs our current indebtedness may limit our ability to borrow.

As of March 31, 2019 and 2018, we had outstanding borrowings under our revolving credit facility of $123.0 million and $85.9 million, respectively, with excess availability of $25.0 million and $35.7 million, respectively. We may incur significant indebtedness in the future, including through additional borrowings under the credit facility, exercise of the accordion feature under the credit facility to increase the revolving commitment by up to an additional $75.0 million, through the issuance of debt securities, or otherwise. Our present indebtedness and any future borrowings could have adverse consequences, including:

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

To the extent we become more leveraged, we face an increased likelihood that one or more of the risks described above would materialize. If we are unable to service our debt or experience a significant reduction in our liquidity, we could be forced to reduce or delay planned capital expenditures and other initiatives, sell assets, restructure or refinance our debt or seek additional equity capital, or need to change certain elements of our strategy, and we may be unable to take any of these actions on satisfactory terms or in a timely manner. If we are unable to make payments as they come due or comply with the restrictions and covenants under the credit facility or any other agreements governing our indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under the credit facility or any such other agreements, the lenders could terminate their commitments to lend and/or accelerate the loans and declare all amounts borrowed due and payable. Furthermore, our lenders under the credit facility could foreclose on their security interests in our assets. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing on acceptable terms or at all. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

In addition, our New Revolving Facility includes financial covenants that are tested each quarter, including that adjusted EBITDA to debt (net of unrestricted cash up to $7.5 million) must not exceed 3.5 to 1.0. As of March 31, 2019, our leverage ratio as defined in our credit facility was lower than 3.5 to 1.0.

Our liquidity may be materially adversely affected by constraints in the capital and credit markets and limitations under our financing arrangements.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, and our New Revolving Facility. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. Further, disruptions in national and international credit markets could result in limitations on credit availability, tighter lending standards, higher interest rates on consumer and business loans, and higher fees associated with obtaining and maintaining credit availability. In addition, in the event of disruptions in the financial markets, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place, increase their commitments under existing credit arrangements or enter into new financing arrangements. These factors could materially adversely affect our liquidity, costs of borrowing, and our ability to respond to changes in the market, to pursue business opportunities, or to grow our business, and threaten our ability to meet our obligations as they become due. In addition, covenants in our debt agreements could restrict or delay our ability to respond to business opportunities, or in the event of a failure to comply with such covenants, could result in an event of default, which if not cured or waived, could have a material adverse effect on us.

Our accounts receivable represents a significant portion of our current assets and a substantial portion of our trade accounts receivables relate principally to a limited number of customers, increasing our exposure to bad debts and counter-party risk which could potentially have a material adverse effect on our results of operations.

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

Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Although coffee “C” market prices in fiscal 2018 averaged 11% below the historical average for the past five years, there can be no assurance that green coffee prices will remain at these levels in the future. The supply and price of green coffee may be impacted by, among other things, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, a change in the use of the “C” market as the benchmark for determining green coffee prices or an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, political and economic conditions or uncertainty, labor actions, foreign currency fluctuations, armed conflict in coffee producing nations, acts of terrorism, government actions and trade barriers, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies. Speculative trading in coffee commodities can also influence coffee prices. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price which premium, depending on the supply and demand at the time of purchase, may be significant. Increases in the “C” market price may also impact our ability to enter into green coffee purchase commitments at a fixed price or at a price to be fixed whereby the price at which the base “C” market price will be fixed has not yet been established. There can be no assurance that our purchasing practices and hedging activities will mitigate future price risk. As a result, increases in the cost of green coffee could have an adverse impact on our profitability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).

3.2
Certificate of Amendment to the Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).

3.3
Amended and Restated Bylaws, adopted as of October 14, 2018 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 11, 2019 and incorporated herein by reference).

10.1
ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros. Co. and Citibank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).

10.2
Schedule to the ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros. Co. and Citibank, N.A. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March, 29, 2019 and incorporated herein by reference).

10.3
Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2019, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

________________

*	Filed herewith

**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ CHRISTOPHER P. MOTTERN
Christopher P. Mottern Interim President and Chief Executive Officer (chief executive officer)
May 7, 2019

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
May 7, 2019