Form 10-K
period 2019-06-30
FARMER BROTHERS CO
filed 2019-09-11
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-34249
FARMER BROS. CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-0725980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1912 Farmer Brothers Drive, Northlake, Texas 76262
(Address of Principal Executive Offices; Zip Code)

888-998-2468
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	FARM	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ☐    NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐    NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑   NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES   ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
YES ☐ NO   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2018 was $247.4 million.
As of September 3, 2019 the registrant had 17,092,634 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1.A., Risk Factors of this report, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, changes in assumptions or otherwise, except as required under federal securities laws and the rules and regulations of the SEC.

PART I

Item 1.	Business
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “us,” “our” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. With a robust product line, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced coffees, iced and hot teas, cappuccino, spices, and baking/biscuit mixes, among others, we offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value added services such as market insight, beverage planning, and equipment placement and service. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. We completed the relocation of our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to Northlake, Texas ("Northlake facility") in the fourth quarter of fiscal 2017. We operate in one business segment.
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
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers®, Artisan Collection by Farmer Brothers™, Superior®, Metropolitan™, China Mist® and Boyds®. Our Artisan coffee products include Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™, Rainforest Alliance Certified™, organic and proprietary blends. In addition, we sell whole bean and roast and ground flavored and unflavored coffee products under the Un Momento®, Collaborative Coffee®, Cain's™, McGarvey® and Boyds® brands and iced and hot teas under the China Mist® brand through foodservice distributors at retail. Our roast and ground coffee products are primarily sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. For a description of the amount of net sales attributed to each of our product categories in fiscal 2019, 2018 and 2017, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations included in Part II, Item 7 of this report.

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
In order to achieve our mission, we have had to grow existing capabilities and develop new ones over the years. More recently, we have undertaken initiatives such as, but not limited to, the following:

•	develop new products in response to demographic and other trends to better compete in areas such as premium coffees and teas;

•	expand production line capacity at the Northlake facility to integrate acquired product volumes and to support top-line growth;

•	rethink aspects of our Company culture to improve productivity and employee engagement and to attract and retain talent;

•	embrace sustainability across our operations, in the quality of our products, as well as, how we treat our coffee growers; and

•	ensure our systems and processes provide high-quality products at a competitive cost, protection against cyber threats, and a safe environment for our employees and partners.
We differentiate ourselves in the marketplace through our product offerings and through our customer service model, with quality and sustainability as the underpinning, which includes:

•	a wide variety of coffee product offerings and packaging options across numerous brands and three quality tiers-value, premium and specialty;

•	consumer-branded coffee and tea products;

•	channel-based expertise;

•	beverage equipment placement and 24/7 service;

•	hassle-free inventory and product procurement management;

•	Direct-store-delivery ("DSD") customer service;

•	merchandising support;

•	product and menu insights; and

•	a robust approach to social, environmental and economic sustainability throughout our business.
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

Strategic Initiatives
We are focused on the following strategies to capitalize on our state-of-the-art Northlake facility, reduce costs and better position the Company for growth:
Build our Value Proposition with our Customers

•
Commercial Brewing Equipment Service. From installation, to preventative maintenance, and timely repair execution, our customers count on us to meet their equipment needs. Our trained service technicians provide reliable, consistent service coverage across a wide geographic area giving us a competitive advantage. In fiscal 2019, we repurposed a fully dedicated equipment remanufacturing center in Oklahoma City enabling us to restore used equipment to like-new condition enabling us to better manage equipment costs for us and our customers. In addition, we are investing in systems and processes to enable a more efficient go-to-market in fiscal 2020.

•
Customer Fill Rates. Providing our customers the product they want, when they want it, is key to customer satisfaction and retention. We are investing in systems and processes to improve our fill rates, an example being the new branch replenishment tool we are rolling out in fiscal 2020 to assist our field team in ordering the right inventory. We believe our stockkeeping unit ("SKU") optimization project will support higher fill rates, while delivering on-trend products our customers demand.

•
Customer Service. We have partnered with a leading contact/call center provider to enable us to manage our equipment service program. In fiscal 2020, we are planning expansion of this partnership to provide support to our DSD route business to enable quick resolution of issues and drive better visibility on customer inquiries. We believe this will enable better customer response and help us to improve customer retention.

Capitalize on State-of-the-Art Facility

•
New Facility Investment. In fiscal 2017, we completed construction of and relocation to our state-of-the-art Northlake facility. In fiscal 2018, we began a project to expand our production lines at the Northlake facility. We are focused on leveraging our investment in the Northlake facility to produce the highest quality coffee in response to the market shift to premium and specialty coffee, support the transition of acquired product volumes, and create opportunities for customer acquisition and sustainable long-term growth.

•
Safe Quality Food ("SQF") Certification. We are committed to the highest standards in food quality and safety. In fiscal 2018, the Northlake facility received SQF certification, joining our Portland and Houston SQF-certified facilities. SQF is a Global Food Safety Initiative-based system that strengthens our commitment to supply safe quality coffee products and comply with food safety legislation. Required by many of our national account customers, SQF certification at the Northlake facility marks an important step that will allow us the production platform to increase volume for national account customers as needed.

Reduce Costs to Compete More Effectively

•
Acquisition Integration. Through our recent acquisitions we have worked to reduce costs by integrating the acquired businesses into our existing corporate and operational structure. Eliminating redundant functions, merging delivery networks and combining production processing and facilities have resulted in added synergies and efficiencies compared to their pre-acquisition cost structures.

•
New Facility. We undertook the relocation of our corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to Northlake, Texas, in part, to pursue improved production efficiency to allow us to provide a more cost-competitive offering of high-quality products. We believe the ongoing improvements in production efficiency will allow us to operate at a lower cost, generally over the long term.

•
DSD Restructuring Plan. As a result of an ongoing operational review of various initiatives within our DSD selling organization, we have reorganized our DSD operations in an effort to streamline operations and improve selling effectiveness and financial results. We continue to analyze our sales organization and evaluate other potential restructuring opportunities in light of our strategic priorities.

•
Supply Chain. In recent years, we have undertaken efforts to streamline our supply chain, including replacing our long-haul fleet operations with third-party logistics (“3PL“), resulting in a reduction in our fuel consumption and empty trailer miles, while improving our intermodal and trailer cube utilization; using vendor managed inventory arrangements to reconfigure our packaging methodology and reduce waste; and engaging third-party warehouse management services at the Northlake facility to facilitate cost savings by leveraging the third party's expertise in opening new facilities, implementing lean management practices, improving performance on certain key performance metrics, and standardizing best practices.

•
Telematics. In an effort to make our DSD fleet more fuel-efficient, we installed telematics monitoring devices in our delivery trucks, allowing us to see contributing factors to our transportation-related carbon footprint. Installation of telematics monitoring devices has resulted in reduced idling time, a cut in rapid acceleration, and a reduction in fuel expenditures.

Portfolio of Products

•
Optimize Product Portfolio. Since fiscal 2018, we have undertaken efforts to optimize our SKU count reducing our total SKU count by more than 26.7%. We continue to evaluate the productivity of our product assortment in order to optimize our portfolio.

Strategic Investment in Assets and Evaluation of Cost Structure

•
Market Opportunities. We believe we are well-positioned to continue to pursue growth through additional, opportunistic M&A activity to deliver aligned brands, customers and innovation. Our recent acquisitions have added to our product portfolio, improved our growth potential, deepened our distribution footprint and increased our capacity utilization at our production facilities.

•
Asset Utilization. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus have included corporate staffing and structure, methods of procurement, logistics, inventory management, supporting technology, and real estate assets.

•
Investment in Technology. We have invested in technology and process improvements to improve our efficiency and the effectiveness of our sales and distribution network. In recent years, we have completed our advanced routing software initiatives for our last mile delivery and we continue to invest in our hand-held sales and inventory management device for our delivery drivers.

•
Branch Consolidation and Property Sales. We evaluate our branch operation structure on an ongoing basis to identify opportunities to streamline the supply chain and reduce costs. In an effort to streamline our branch operations, in the last three fiscal years, we have sold branch properties in Texas, Southern California, Washington and other states.

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

•
Employee Development. We have invested in a Learning Management System to enable training facilitation and tracking of training modules to support the development of employees at all levels and functions within the organization.  In recent years, we have deployed courses to our Quality, Manufacturing and Maintenance functions and we intend to expand our focus to include critical training modules that impact our entire workforce. We recently completed a Talent Planning Process of all exempt level employees across the organization.  We calibrated the assessment of talent and created and began to execute on succession charts for all critical roles to ensure we have the right talent and capabilities to support the business today and in the future.

•
Performance Driven Culture. In fiscal 2019, we continued to pursue greater alignment of employee individual goals with Company goals under our compensation plans in order to focus the entire organization on the effort to create value for our stockholders.

•
Product Development Lab. The Northlake facility includes a product development lab where we are focused on developing innovative products in response to industry trends and customer needs. Recent new products developed includes Artisan and Metro Single Origin coffees, cold brew coffees, Artisan hot teas and on trend seasonal coffees and cappuccinos.

Expand Sustainability Leadership

•
Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2019, we made the Carbon Disclosure Project's Climate leadership level for our efforts to reduce Scope 1, 2 and 3 emissions (direct emissions, indirect emissions from consumption of purchased electricity, heat or steam and other indirect emissions). Further, in fiscal 2019, we published our annual sustainability report based on the Global Reporting Initiative’s comprehensive compliance standard. In addition, China Mist is a member of the Ethical Tea Partnership (the “ETP”), a non-profit organization that works to improve the sustainability of the tea sector, the lives of tea workers and farmers, and the environment in which tea is produced. As a member of the ETP, China Mist sources all of its tea from tea plantations that are certified, monitored, and regularly audited by the ETP.

•
Science-Based Carbon Reduction Targets. We believe combating climate change is critical to the future of our company, the coffee industry, coffee growers and the world. In fiscal 2019 we re-set our science based carbon reduction targets to include the acquisitions of Boyd Coffee, China Mist, and West Coast Coffee. With this new baseline, we established more ambitious goals in line with efforts to limit global warming to 1.5°C. Setting approved targets places us among those responsible businesses that are making measurable contributions to incorporate sustainability within their business strategy.

•
Zero Waste to Landfill. Achieving zero waste in our production and distribution facilities is a significant step in reaching our overall sustainability goals. In fiscal 2019 we maintained our goal of 90% waste diversion for our primary production and distribution facilities. To accomplish this goal, we implemented ambitious recycling and composting guidelines across these facilities. The enhanced efforts resulted in an approximate 80% reduction from previous years, meeting the Zero Waste International Alliance requirements for diverting waste sent to landfills in these locations.

•
LEED® Certified Facilities. Our Portland production and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification. Our corporate offices in Northlake, Texas achieved LEED® Silver Certification.

•
Expansion of Project D.I.R.E.C.T.® Program. In fiscal 2019, we continued to grow our direct trade sourcing model, Project D.I.R.E.C.T. ®. Project D.I.R.E.C.T . ® is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is Project D.I.R.E.C.T . ® , we follow an outcome-based evaluation framework. The result of this evaluation impacts where we invest our resources within our supply chain and has led to an increased level of transparency for us. Project D.I.R.E.C.T . ® represents a growing part of our coffee portfolio.

•
Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, we track traceability levels from all green coffee suppliers on a per-contract basis. During fiscal 2019, we established a system for coffee suppliers to provide information on a per contract basis. This helps us to bring transparency to our supply chain, rank our suppliers, and also to identify opportunities to select trusted providers, cooperatives, mills, exporters, etc., when offering sustainable coffees to our customers.

•
Supplier Sustainability. We are committed to working with suppliers who share our social, environmental and economic sustainability goals. Regulatory and reputational risks can increase when suppliers are not held to the same strict standards to which we hold ourselves. To address this concern, we annually survey all green coffee suppliers along with our top suppliers of processed coffee and non-coffee products to assess their social, environmental, and economic sustainability practices and alignment with the United Nations Global Compact, a United Nations initiative to encourage businesses worldwide to adopt sustainable and socially responsible policies, documenting 96% compliance with United Nations Global Compact practices from all respondents. In fiscal 2019 we adopted new Supplier Standards of Engagement. These Standards of Engagement set minimum standards for Suppliers that are designed to provide Farmer Bros. visibility into all aspects of its supply chain and meets these objectives. These Standards of Engagement also serve as Supplier’s Certificate of Compliance, executed by the undersigned Supplier, representing Supplier's receipt and acknowledgment of the Standards of Engagement and agreement to comply with the same.

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

Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee and tea knowledge to grow our business:

•
Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation and/or leadership positions with the SCA, National Coffee Association, Coalition for Coffee Communities, International Women's Coffee Alliance, Pacific Coast Coffee Association, Roasters Guild and World Coffee Research, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive SCA certification of a state-of-the-art coffee lab and operate Public Domain®, a specialty coffeehouse in Portland, Oregon. We also received SCA certification for our product development lab at the Northlake facility.

•
Market Insight and Consumer Research. We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee and tea industries. We provide trend insights that help our customers create winning products and integrated marketing strategies. Within this, we are focused on understanding key demographic groups such as Millennials, Hispanics, and other key demographic groups, as well as key channel trends.
Raw Materials and Supplies
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, the coffee “C” market near month price per pound ranged from approximately $0.96 to $1.90. The coffee “C” market near month price as of June 30, 2019 and 2018 was $1.10 and $1.15 per pound, respectively. Our principal packaging materials include cartonboard, corrugated and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Coffee “C” market prices in fiscal 2019 traded in a $0.35 cent range during the year, and averaged 22% below the historical average for the past five years. There can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade and Fair Trade Certified™ sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™ provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade products provide similar assurance except that the arrangements are provided directly to individual coffee growers instead of to cooperatives, providing these farmers with price premiums and dedicated technical assistance to improve farm conditions and increase both quality and productivity of sustainable coffee crops, at the individual farm level. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
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

Distribution
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 380 delivery routes and 104 branch warehouses as of June 30, 2019, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our websites and sell certain products at retail and through foodservice distributors.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. Although no single customer accounted for 10% or more of our net sales in any of the last three fiscal years, we have a number of large national account customers, the loss of or reduction in sales to one or more of which is likely to have a material adverse effect on our results of operations. During fiscal 2019, our top five customers accounted for approximately 13.3% of our net sales and no one customer exceed 10% of our net sales.
Most of our customers rely on us for distribution; however, some of our customers use third-party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking the low-cost provider with less concern for service, while others find great value in the service programs we provide. We offer a full return policy to ensure satisfaction and extended terms for those customers who qualify. Historically, our product returns have not been significant.
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
We believe our state-of-the-art production facility, longevity, product quality and offerings, national distribution and equipment service network, industry and sustainability leadership, market insight, comprehensive approach to customer relationship management, and superior customer service are the major factors that differentiate us from our competitors. We compete well when these factors are valued by our customers, and we are less effective when only price matters. Our customer base is price sensitive, and we are often faced with price competition.

Working Capital
We finance our operations internally and through borrowings under our existing credit facility. For a description of our liquidity and capital resources, see Results of Operations and Liquidity, Capital Resources and Financial Condition included in Part II, Item 7 of this report and Note 17, Other Current Liabilities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. Our working capital needs are greater in the months leading up to our peak sales period during the winter months, which we typically finance with cash flows from operations. In anticipation of our peak sales period, we typically increase inventory in the first quarter of the fiscal year. We use various techniques including demand forecasting and planning to determine appropriate inventory levels for seasonal demand.
Regulatory Environment
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, and occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material legal proceedings arising under these regulations except as described in Note 22, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
Employees
On June 30, 2019, we employed approximately 1,521 employees, 421 of whom are subject to collective bargaining agreements expiring on or before June 30, 2022.
Other
The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. We have no material revenues from foreign operations or long-lived assets located in foreign countries.
Available Information
Our Internet website address is http://www.farmerbros.com, where we make available, free of charge, through a link maintained on our website under the heading “Investor Relations—SEC Filings,” copies of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including amendments thereto, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov. Copies of our Corporate Governance Guidelines, the Charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, and our Code of Conduct and Ethics can also be found on our website.

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
Competition in the coffee industry and beverage category could impact our profitability or harm our competitive position.
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
Increased competition in coffee or other beverage channels may have an adverse impact on sales of our products. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, or if we are not effective in setting proper pricing, then our competitive position may be weakened and our sales and profitability may be materially adversely affected.
Increases in the cost of green coffee could reduce our gross margin and profit and may increase volatility in our results.
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. The supply of green coffee, similar to any agricultural commodity, may be impacted by, among other things, climate change, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, political and economic conditions or uncertainty, labor actions, foreign currency fluctuations, armed conflict in coffee producing nations, acts of terrorism, government actions and trade barriers, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies.
Speculative trading in coffee commodities can also influence coffee prices. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price which premium, depending on the supply and demand at the time of purchase, may be significant. We purchase over-the-counter coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases on our behalf or at the direction of our customers under commodity-based pricing arrangements. Although we account for certain coffee-related derivative instruments as accounting hedges, the portion of open hedging contracts that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results at the end of each reporting period. Depending on contractual restrictions, we may be unable to pass these cost to our customers by increasing the price of products. If we are unable to increase prices sufficiently to offset increased input costs, or if our sales volume decreases significantly as a result of price increases, our results of operations and financial condition may be adversely affected
Although coffee “C” market prices in fiscal 2019 averaged 22% below the historical average for the past five years, there can be no assurance that green coffee prices will remain at these levels in the future. There can be no assurance that our purchasing practices and hedging activities will mitigate future price risk. As a result, increases in the cost of green coffee could have an adverse impact on our profitability.
We face exposure to other commodity cost fluctuations, which could impact our margins and profitability.

In addition to green coffee, we are exposed to cost fluctuations in other commodities under supply arrangements, including raw materials, tea, spices, and packaging materials such as cartonboard, corrugated and plastic. We are also exposed to flucutations in the cost of fuel. We purchase certain ingredients, finished goods and packaging materials under cost-plus supply arrangements whereby our costs may increase based on an increase in the underlying commodity price or changes in production costs. The cost of these commodities depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, and global weather patterns. The changes in the prices we pay may take place on a monthly, quarterly or annual basis depending on the product and supplier. Unlike green coffee, we do not purchase any derivative instruments to hedge cost fluctuations in these other commodities. As a result, to the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.
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
Interruption or increased costs of our supply chain and sales network or Labor force, including a disruption in operations at any of our production and distribution facilities, could affect our ability to manufacture or distribute products and could adversely affect our business and sales.
Our sales and distribution network requires a large investment to maintain and operate, and we rely on a limited number of production and distribution facilities. We also operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution. Certain products are also distributed by third parties or direct shipped via common carrier. Many of these costs are beyond our control, and many are fixed rather than variable.
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
In addition, we use a significant amount of electricity, gasoline, diesel and oil, natural gas and other energy sources to operate our production and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increased demand or by events such as natural disasters, power outages, or the like, could lead to higher electricity, transportation and other commodity costs, including the pass-through of such costs under our agreements with 3PL service providers and other suppliers, that could negatively impact our profitability.

A disruption in operations at any of these facilities or any other disruption in our supply chain or increase in prices relating to service by our 3PL service providers, common carriers or distributors, service technicians or vendor-managed inventory arrangements, or otherwise, whether as a result of casualty, natural disaster, power loss, telecommunications failure, terrorism, labor shortages, shipping costs, trade restrictions, contractual disputes, weather, environmental incident, interruptions in port operations or highway arteries, increased downtime due to certain aging production infrastructure, pandemic, strikes, work stoppages, the financial or operational instability of key suppliers, distributors and transportation providers, or other causes, could significantly impair our ability to operate our business, adversely affect our relationship with our customers, and impact our financial condition or results of operations.
We rely on co-packers to provide our supply of tea, spice, culinary and other products. Any failure by co-packers to fulfill their obligations or any termination or renegotiation of our co-pack agreements could adversely affect our results of operations.
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
We have implemented, and may in the future implement, restructuring activities, such as the DSD Restructuring Plan and recent efficiency initiatives in an effort to achieve strategic objectives and improve financial results. We cannot guarantee that we will be successful in implementing these activities in a timely manner or at all, or that such efforts will advance our business strategy as expected or result in realizing the anticipated benefits. Costs associated with restructuring activities may be greater than anticipated which could cause us to incur indebtedness in amounts in excess of expectations. Execution of restructuring activities has required, and will continue to require a substantial amount of management time and operational resources, including implementation of administrative and operational changes necessary to achieve the anticipated benefits. These activities may have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Management continues to analyze the Company’s sales organization and evaluate other potential restructuring opportunities in light of the Company’s strategic priorities which could result in additional restructuring charges the amount of which could be material. If we are unable to realize the anticipated benefits from our restructuring activities, we could be cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.
Customer quality control problems or food safety issues may adversely affect our brands thereby negatively impacting our sales or leading to potential product recalls or product liability claims.
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
The conduct of our business is subject to various laws and regulations including those relating to food safety, ingredients, manufacturing, processing, packaging, storage, marketing, advertising, labeling, quality and distribution of our products, import of raw materials, as well as environmental laws and those relating to privacy, worker health and workplace safety. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states. Any new laws and regulations or changes in government policy, existing laws and regulations or the interpretations thereof could require us to change certain of our operational processes and procedures, or implement new ones, and may increase our operating and compliance costs, which could adversely affect our results of operations. In addition, modifications to international trade policy, or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could adversely impact our business and results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes or procedures (or force us to implement new processes or procedures). In addition, compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions, could require us to reduce emissions and to incur compliance costs which could affect our profitability or impede the production or distribution of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our results of operations and adversely affect our reputation and brand image. In addition, claims or liabilities of this sort may not be covered by insurance or by any rights of indemnity or contribution that we may have against others.
We could face significant withdrawal liability if we withdraw from participation in the multiemployer pension plans in which we participate.
We participate in two multiemployer defined benefit pension plans and one multiemployer defined contribution pension plan for certain union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these plans could increase due to a number of factors, including the funded status of the plans and the level of our ongoing participation in these plans. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and we are not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. In the event we withdraw from participation in one or more of these plans, we could be required to make an additional lump-sum contribution to the plan. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. The amount of any potential withdrawal liability could be material to our results of operations and cash flows.
Litigation pending against us could expose us to significant liabilities and damage our reputation.
We are currently party to various legal and other proceedings, and additional claims may arise in the future. See Note 22, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, operationally disruptive and distracting to management, and could negatively affect our brand name and image and subject us to statutory penalties and costs of enforcement. We can provide no assurances as to the outcome of any litigation or the resolution of any other claims against us. An adverse outcome of any litigation or other claim could negatively affect our financial condition, results of operations and liquidity.
We are self-insured and our reserves may not be sufficient to cover future claims.
We are self-insured for many risks up to varying deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors' and officers' liability, life, employee medical, dental and vision, and automobile risks present a large potential liability. While we accrue for this liability based on historical claims experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. A successful claim against us that is not covered by insurance or is in excess of our reserves or available insurance limits could negatively affect our business, financial condition and results of operations.
Loss of business from one or more of our large national account customers and efforts by these customers to improve their profitability could have a material adverse effect on our operations.
We have a number of large national account customers, the loss of or reduction in sales to one or more of which is likely to have a material adverse effect on our results of operations. During fiscal 2019, our top five customers accounted for approximately 13% of our net sales. We generally do not have long-term contracts with the majority of our customers. Accordingly, the majority of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. In addition, because of the competitive environment facing many of our customers and industry consolidation which has produced large customers with increased buying power and negotiating strength, our customers have increasingly sought to improve their profitability through pricing concessions and more favorable trade terms. To the extent we provide pricing concessions or favorable trade terms, our margins would be reduced. If we are unable to continue to offer terms that are acceptable to our customers, they may reduce purchases of our products which would adversely affect our financial performance. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products which could adversely affect our sales and profitability.
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
We depend on the expertise of key personnel and have experienced significant turnover in our senior management. The unexpected loss of one or more of these key employees or difficulty recruiting and retaining qualified personnel could have a material adverse effect on our operations and competitive position.
Our success largely depends on the efforts and abilities of our executive officers and other key personnel. In the past several months, we have experienced significant turnover in our senior management ranks, including our former CEO. The lack of management continuity could adversely affect our ability to successfully manage our business and execute our strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require significant investments in training, coaching and other career development and retention activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, and we may never realize returns on these investments. Competition for talent is intense, and we might not be able to identify and hire the personnel we need to continue to evolve and grow our business. If we are not able to effectively retain and grow our talent, our ability to achieve our strategic objectives will be adversely affected, which may impact our financial condition and results of operations. Further, any unplanned turnover or failure to develop or implement an adequate succession plan for our senior management and other key employees, could deplete our institutional knowledge base, erode our competitive advantage, and negatively affect our business, financial condition and results of operations. We do not maintain key person life insurance policies on any of our executive officers.

Increased severe weather patterns may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere have caused and will continue to cause significant changes in weather patterns around the globe and an increase in the frequency and severity of extreme weather events. Major weather phenomena are dramatically affecting coffee growing countries. The wet and dry seasons are becoming unpredictable in timing and duration, causing improper development of the coffee cherries. Decreased agricultural productivity in certain regions as a result of changing weather patterns may affect the quality, limit the availability or increase the cost of key agricultural commodities, which are important ingredients for our products. We have experienced storm-related damages and disruptions to our operations in the recent past related to both winter storms as well as heavy rainfall and flooding. Increased frequency or duration of extreme weather conditions could damage our facilities, impair production capabilities, disrupt our supply chain or impact demand for our products. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.
Investment in acquisitions could disrupt our ongoing business, not result in the anticipated benefits and present risks not originally contemplated.
We have invested and in the future may invest in acquisitions which may involve significant risks and uncertainties. The success of any such acquisitions will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating the acquired businesses with our existing businesses, and to achieve revenue and cost synergies. Additionally, any such acquisitions may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, restructuring charges, impairment charges, contingent liabilities, amortization expenses related to intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. There can be no assurance that any such acquisitions will be identified or that we will be able to consummate any such acquisitions on terms favorable to us or at all, or that the synergies from any such acquisitions will be achieved. If any such acquisitions are not successful, our business and results of operations could be adversely affected.
An increase in our debt leverage could adversely affect our liquidity and results of operations.
As of June 30, 2019 and 2018, we had outstanding borrowings under our credit facility of $92.0 million and $89.8 million, respectively, with excess availability of $55.7 million and $25.3 million, respectively. We may incur significant indebtedness in the future, including through additional borrowings under the credit facility, exercise of the accordion feature under the credit facility to increase the revolving commitment by up to an additional $75.0 million, through the issuance of debt securities, or otherwise.
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
Our credit facility also contains financial covenants relating to the maintenance of a maximum total net leverage ratio and a minimum interest expense coverage ratio. Our ability to meet those covenants may be affected by events beyond our control, and there can be no assurance that we will meet those covenants. The breach of any of these covenants could result in a default under the credit facility.
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
Our liquidity has been adversely affected as a result of our operating performance in recent periods and may be further materially adversely affected by constraints in the capital and credit markets and limitations under our financing arrangements.
We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, and our credit facility. In recent periods, significant acquisition costs, large capital investments along with the underperformance of our business has resulted in a decrease in funds from operating activities, which has weakened our liquidity position. Should our operating performance continue to deteriorate, we will have less cash inflows from operations available to meet our financial obligations or to fund our other liquidity needs. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell assets; and/or

•	reduce or delay planned capital or operating expenditures, strategic acquisitions or investments.

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
Concentration of ownership among our principal stockholders may dissuade potential investors from purchasing our stock, may prevent new investors from influencing significant corporate decisions, may result in activist actions and may result in a lower trading price for our common stock than if ownership of our common stock was less concentrated.
Based on statements and reports filed with the SEC pursuant to Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), large stockholders beneficially own a significant portion of our outstanding common stock. As a result, these stockholders may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors, activist campaigns, proxy contests, the amendment of our charter documents, and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. If these stockholders engage in activist actions, responding to these actions can disrupt operations, be costly and time-consuming, and divert board and management attention, which could have an adverse effect on our results of operations and financial condition. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership. Sales of common stock by significant stockholders could have a material adverse effect on the market price of our common stock. In addition, the transfer of ownership of a significant portion of our outstanding shares of common stock within a three-year period could adversely affect our ability to use our net operating loss (“NOL”) carry forwards to offset future taxable net income.
Our outstanding Series A Preferred Stock or future equity offerings could adversely affect the holders of our common stock in some circumstances.
As of June 30, 2019, we had 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), outstanding. The Series A Preferred Stock could adversely affect the holders of our common stock in certain circumstances. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock and are entitled to share in the dividends on common stock, when declared. The Series A Preferred Stock pays a dividend, when, as and if declared by our Board of Directors, of 3.5% APR of the stated value per share payable in four quarterly installments in arrears, and has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and a conversion premium of 22.5%. We may mandatorily convert all of the Series A Preferred Stock one year from the date of issue. The holder may convert 20%, 30% and 50% of the Series A Preferred Stock at the end of the first, second and third year, respectively, from the date of issue. In the future, we may offer additional equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. As a result, our common stocholders may experience dilution. Any of the foregoing could have a material adverse effect on the holders of our common stock.
Anti-takeover provisions or stockholder dilution could make it more difficult for a third party to acquire us.
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
At June 30, 2019, the projected benefit obligation under our single employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plans, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.
We rely on information technology and are dependent on software in our operations. Any material failure, inadequacy, interruption or security failure of that technology could affect our ability to effectively operate our business.
Our ability to effectively manage our business, maintain information accuracy and efficiency, comply with regulatory, financial reporting, legal and tax requirements, and coordinate the production, distribution and sale of our products depends significantly on the reliability, capacity and integrity of information technology systems, software and networks. We are also dependent on enterprise resource planning software for some of our information technology systems and support. The failure of these systems to operate effectively and continuously for any reason could result in delays in processing replenishment orders from our branch warehouses, an inability to record input costs or product sales accurately or at all, an impaired understanding of our operations and results, an increase in operating expenses, reduced operational efficiency, loss of customers or other business disruptions, all of which could negatively affect our business and results of operations. To date, we have not experienced a material breach of cyber security, however our computer systems have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. These threats are constantly evolving and this increases the difficulty of timely detection and successful defense. As a result, security, backup, disaster recovery, administrative and technical controls, and incident response measures may not be adequate or implemented properly to prevent cyber-attacks or other security breaches to our systems. Failure to effectively allocate and manage our resources to build, sustain, protect and upgrade our information technology infrastructure could result in transaction errors, processing inefficiencies, the loss of customers, reputational damage, litigation, business disruptions, or the loss of sensitive or confidential data through security breach or otherwise. Significant capital investments could be required to remediate any potential problems or to otherwise protect against security breaches or to address problems caused by breaches. In addition, if our customers or suppliers experience a security breach or system failure, their businesses could be disrupted or negatively affected, which may result in a reduction in customer orders or disruption in our supply chain, which would adversely affect our results of operations.
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
Our ability to use our NOL carryforwards to offset future taxable net income may be subject to certain limitations.
At June 30, 2019, we had approximately $146.8 million in federal and $113.4 million in state NOL carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2020, respectively. If an ownership change as defined in Section 382 of the Internal Revenue Code (the "Code") occurs with respect to our capital stock, our ability to use NOLs to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. If an ownership change were to occur, use of our NOLs to reduce payments of federal taxable net income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. As a result, we may be unable to realize a tax benefit from the use of our NOLs, even if we generate a sufficient level of taxable net income prior to the expiration of the NOL carry forward periods.
Future impairment charges could adversely affect our operating results.
At June 30, 2019, we had $28.9 million in long-lived intangible assets, including recipes, non-compete agreements, customer relationships, trade names, trademarks and a brand name, and goodwill of $36.2 million, associated with completed acquisitions. Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in valuation of the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and goodwill and adversely affect our operating results.

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

As of June 30, 2019, we stage our products in 104 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our stand-alone branch warehouses vary in size from approximately 1,000 to 34,000 square feet.
Approximately 53% of our facilities are leased with a variety of expiration dates within the range of 2020 through 2028. The lease on the Portland facility was renewed in fiscal 2018 and expires in 2028, subject to an option to renew up to an additional 10 years.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 71%, 75% and 93% during the fiscal years ended June 30, 2019, 2018 and 2017, respectively. The utilization rate in fiscal 2019 includes the Northlake facility. The utilization rate in fiscal 2018 includes the Northlake facility and does not reflect the anticipated increase in capacity resulting from the production line expansion. The utilization rate in fiscal 2017 excludes the Northlake facility where we began roasting coffee in the fourth quarter of fiscal 2017.
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
Holders
As of September 3, 2019, there were approximately 211 shareholders of record of common stock. This does not include persons whose common stock is in nominee or “street name” accounts through brokers.
Equity Compensation Plan Information
This information appears in Equity Compensation Plan Information included in Part III, Item 12 of this report.
Performance Graph
The following graph depicts a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Russell 2000 Index, the Value Line Food Processing Index and a peer group index. Companies in the Russell 2000, Value Line Food Processing Index and peer group index are weighted by market capitalization. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2014 and that all dividends paid by companies included in these indices have been reinvested.
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

Total Return Performance Table

	2014	2015	2016	2017	2018	2019
Farmer Bros. Co.	$100.00	$108.75	$148.36	$139.98	$141.37	$75.75
Russell 2000 Index	$100.00	$106.80	$100.21	$127.11	$149.36	$144.42
Value Line Food Processing Index	$100.00	$106.92	$126.68	$135.00	$134.16	$144.79
Peer Group Index	$100.00	$104.70	$158.44	$151.90	$143.89	$110.69

Issuer Purchases of Equity Securities

The table below presents purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our Class A Common Stock during each of the indicated periods.

Period	Total Number of Shares of Our Class A Common Stock Purchased	Average Price Paid Per Share of Our Class A Common Stock	Total Number of Shares of Our Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Our Class A Common Stock That May Yet Be Purchased Under the Plan or Program
April 1 to April 30, 2019	—	$—	—	—
May 1 to May 31, 2019	—	$—	—	—
June 1 to June 30, 2019	—	$—	—	—

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors, and our consolidated financial statements and the notes thereto included elsewhere in this report. The historical results do not necessarily indicate results expected for any future period.

	For the Years Ended June 30,
(In thousands, except per share data)	2019	2018(1)	2017(1)	2016(1)	2015(1)
Consolidated Statement of Operations Data:
Net sales	$595,942	$606,544	$541,500	$544,382	$545,882
Cost of goods sold	$416,840	$399,155	$354,649	$373,165	$386,400
Restructuring and other transition expenses	$4,733	$662	$11,016	$16,533	$10,432
Net gain from sale of Torrance Facility	$—	$—	$(37,449)	$—	$—
Net gains from sale of Spice Assets	$(593)	$(770)	$(919)	$(5,603)	$—
Net (gains) losses from sales of other assets	$1,058	$(196)	$(1,210)	$(2,802)	$394
Impairment losses on intangible assets	$—	$3,820	$—	$—	$—
(Loss) income from operations	$(14,702)	$1,053	$38,934	$(1,736)	$(8,424)
Pension settlement charge	$(10,948)	$—	$—	$—	$—
Income tax expense (benefit)(2)	$40,111	$17,312	$14,815	$(72,239)	$402
Net (loss) income available to common stockholders	$(74,130)	$(18,669)	$22,551	$71,791	$(9,708)
Net (loss) income available to common stockholders per common share—basic	$(4.36)	$(1.11)	$1.35	$4.35	$(0.60)
Net (loss) income available to common stockholders per common share—diluted	$(4.36)	$(1.11)	$1.34	$4.32	$(0.60)
Cash dividends declared per common share	$—	$—	$—	$—	$—
	As of June 30,
(In thousands)	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Total current assets	$159,908	$173,514	$140,703	$177,366	$166,140
Property, plant and equipment, net	$189,458	$186,589	$176,066	$118,416	$90,201
Goodwill	$36,224	$36,224	$10,996	$272	$272
Intangible assets, net	$28,878	$31,515	$18,618	$6,219	$6,419
Deferred income taxes	$—	$39,308	$53,933	$71,508	$11,770
Total assets	$424,610	$475,531	$407,153	$383,714	$282,417
Short-term borrowings under revolving credit facility	$—	$89,787	$27,621	$109	$78
Long-term borrowings under revolving credit facility(3)	$92,000	$—	$—	$—	$—
Capital lease obligations	$34	$248	$1,195	$2,359	$5,848
Earnout payable	$400	$600	$1,100	$100	$200
Long-term derivative liabilities	$1,612	$386	$380	$—	$25
Total liabilities	$267,116	$246,476	$177,601	$186,397	$161,951
_____________
(1) Prior year periods have been retrospectively adjusted to reflect the impact of certain changes in accounting principles to previously issued financial statements. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
(2) Includes valuation allowance of $50.1 million. See Note 19, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
(3) Classified as long-term in fiscal 2019. See Note 14, Revolving Credit Facility, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2019, 2018 and 2017 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the Risk Factors described in Part I, Item 1A of this report.
Our Business
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. In fiscal 2017, we completed the relocation of our corporate headquarters from Torrance, California to Northlake, Texas. We operate in one business segment.
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
We operate production facilities in Northlake facility, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 380 delivery routes and 104 branch warehouses as of June 30, 2019, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.

Summary Overview of Year Ended June 30, 2019 Results
In fiscal 2019, both our DSD and direct ship sales channels experienced sales declines. The DSD sales channel was impacted by higher customer attrition in part related to our route consolidation initiative and the integration process of the Boyd Business. Our direct ship sales channel also experienced headwinds, driven by softness from two large customers throughout the year and the volume production loss of two brands that we previously serviced to its owner, who now has in-house capabilities. We had also anticipated incremental sales volume in fiscal 2019 from a significant direct ship customer that did not materialize. The production qualification requirements for this customer are still ongoing.
We experienced higher cost of goods sold in fiscal 2019 principally in the back half of the year. These costs included elevated inventory scrap expense, inventory markdowns, higher coffee brewing equipment and higher labor and manufacturing costs. The higher scrap expense and inventory markdowns was a byproduct of an inventory build put in place to reduce the disruption of product supply to our customers as we integrated the Boyd Business. While this inventory build helped mitigate supply disruptions, we were unable to sell the entire inventory, which generated increased scrap expense and inventory markdowns. Coffee brewing equipment and labor costs were higher in fiscal 2019 due to the completion of numerous large channel based customer installations. In addition, we had new business wins that required extra costs to support onboarding efforts. Finally, our manufacturing costs increased in fiscal 2019 due to the large number of customer product qualifications associated with the Boyd Business acquisition, elevated downtime from an aging infrastructure at our Houston plant, and higher production costs at our Northlake facility, which we were unable to fully absorb on the lower sales volume.
During the fourth quarter of fiscal 2019, under new leadership, the Company focused on six near-term operating priorities, which include: effective cash management, customer retention, efficiently managing coffee brewing equipment, enhancing processes and systems, rationalizing SKU counts, and optimizing our in-stock fill rate. These actions have enabled the Company to refocus on the fundamentals while addressing many of the challenges the business experienced in fiscal 2019.

Certain prior period amounts in the table below have been reclassified to conform to the current year presentation due to the adoption of new accounting standards.
Financial Data Highlights (in thousands, except per share data and percentages)

	For The Years Ended June 30,				2019 vs 2018		2018 vs 2017
	2019	2018		2017	Favorable (Unfavorable)		Favorable (Unfavorable)
					Change	% Change	Change	% Change
Income Statement Data:
Net sales	$595,942	$606,544		$541,500	$(10,602)	(1.7)%	$65,044	12.0%
Gross margin	30.1%	34.2%		34.5%	(4.1)%	NM	(0.3)%	NM
Operating expenses as a % of sales	32.5%	34.0%		27.3%	(1.5)%	NM	6.7%	NM
(Loss) income from operations	$(14,702)	$1,053		$38,934	$(15,755)	(1,496.2)%	$(37,881)	NM
Net (loss) income	$(73,595)	$(18,280)		$22,551	$(55,315)	(302.6)%	$(40,831)	NM
Net (loss) income available to common stockholders per common share—basic	$(4.36)	$(1.11)		$1.35	$(3.25)	NM	$(2.46)	NM
Net (loss) income available to common stockholders per common share—diluted	$(4.36)	$(1.11)		$1.34	$(3.25)	NM	$(2.45)	NM

Operating Data:
Coffee pounds	108,098	107,429	107,429	95,499	669	0.6%	11,930	12.5%
EBITDA(1)	$3,617	$32,673		$62,521	$(29,056)	(88.9)%	(29,848)	(47.7)%
EBITDA Margin(1)	0.6%	5.4%		11.5%	(4.8)%	NM	(6.1)%	NM
Adjusted EBITDA(1)	$31,882	$47,562		$42,985	$(15,680)	(33.0)%	$4,577	10.6%
Adjusted EBITDA Margin(1)	5.3%	7.8%		7.9%	(2.5)%	NM	(0.1)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	63.5%	62.6%		62.7%	0.9%	1.4%	(0.1)%	(0.2)%
Coffee (Frozen Liquid)	5.8%	5.7%		6.1%	0.1%	1.8%	(0.4)%	(6.6)%
Tea (Iced & Hot)	5.6%	5.4%		5.4%	0.2%	3.7%	—%	—%
Culinary	10.8%	10.6%		10.3%	0.2%	1.9%	0.3%	2.9%
Spice	4.0%	4.2%		4.6%	(0.2)%	(4.8)%	(0.4)%	(8.7)%
Other beverages(2)	9.8%	11.0%		10.4%	(1.2)%	(10.9)%	0.6%	5.8%
Net sales by product category	99.5%	99.5%		99.5%	—%	—%	—%	(6.8)%
Fuel Surcharge	0.5%	0.5%		0.5%	—%	—%	—%	—%
Total	100.0%	100.0%		100.0%	—%	—%	—%	—%

Other data:
Capital expenditures related to maintenance	$21,088	$21,782		$19,246	$(694)	(3.2)%	$2,536	13.2%
Total capital expenditures	$34,759	$37,020		$84,949	$(2,261)	(6.1)%	$(47,929)	(56.4)%
Depreciation and amortization expense	$31,065	$30,464		$22,970	$601	2.0%	$7,494	32.6%

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

Recent Developments
Sale of Office Coffee Assets
In order to focus on our core product offerings, in July 2019, we completed the sale of certain assets associated with our office coffee customers for $9.3 million in cash paid at the time of closing plus an earnout of up to an additional $2.3 million if revenue expectations are achieved during test periods scheduled to occur at various branches at various times and concluding by early third quarter of fiscal 2020.
Sale of Seattle Branch Property
On August 28, 2019, we completed the sale of our branch property in Seattle, Washington state for a gross sale price of $7.9 million.
Sale leaseback of Houston Facility
On September 6, 2019, we signed a purchase and sale agreement (the “PSA”) for the sale of our Houston, Texas manufacturing facility and warehouse (the “Property”) for an aggregate purchase price, exclusive of closing costs, of $10.0 million. Pursuant to the PSA and upon the closing of the sale of the Property, we and the purchaser have agreed to enter into a three year leaseback agreement with respect to the Property. We may terminate the leaseback no earlier than the first day of the eighteenth full calendar month of the term providing at least nine months’ notice. There is no assurance at this time that the purchaser will in fact purchase any or all of the Property. The closing of the sale of the Property, which is subject to customary diligence and closing conditions, is expected to occur on or around November 20, 2019. The purchaser does not have any material relationship with us or our subsidiaries, other than through the PSA and Leaseback.
In connection with the sale leaseback contemplated by the PSA, on September 6, 2019, we made a clarifying amendment to our amended and restated credit agreement originally dated as of November 6, 2018, to make clear that any sale and leaseback already permitted under the asset sale covenant would not be inadvertently prohibited under the sale and leaseback covenant.

Factors Affecting Our Business
We have identified factors that affect our industry and business which we expect will play an important role in our future growth and profitability. Some of these factors include:

•
Investment in State-of-the-Art Facility and Capacity Expansion. We are focused on leveraging our investment in the Northlake, Texas, facility to produce the highest quality coffee in response to the market shift to premium and specialty coffee, support the transition of acquired product volumes, and create opportunities for customer acquisition and sustainable long-term growth. However, until we complete the transition of most manufacturing to our Northlake facility, we will continue to experience higher manufacturing costs driven by downtime associated with certain aging production infrastructure.

•
Supply Chain Efficiencies and Competition. In order to compete effectively and capitalize on growth opportunities, we must retain and continue to grow our customer base, evaluate and undertake initiatives to reduce costs and streamline our supply chain. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus have included corporate staffing and structure, methods of procurement, logistics, inventory management, supporting technology, and real estate assets.

•
Demographic and Channel Trends. Our success is dependent upon our ability to develop new products in response to demographic and other trends to better compete in areas such as premium coffee and tea, including expansion of our product portfolio by investing resources in what we believe to be key growth categories and different formats.

•
Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, coffee “C” market near month price per pound ranged from approximately $0.96 to $1.90. The coffee “C” market near month price as of June 30, 2019 and

2018 was $1.10 and $1.15 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this report.

•
Coffee Brewing Equipment and Service. We offer our customers a comprehensive equipment program and 24/7 nationwide equipment service which we believe differentiates us in the marketplace. We offer a full spectrum of equipment needs, which includes brewing equipment installation, water filtration systems, equipment training, and maintenance services to ensure we are able to meet our customer’s demands.

•
Hedging Strategy. We are exposed to market risk of losses due to changes in coffee commodity prices. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the years ended June 30, 2019, 2018 and 2017. Certain prior period amounts in the table below have been reclassified to conform to the current year presentation due to the adoption of new accounting standards (in thousands, except percentages)::

	For the Years Ended June 30,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	Favorable (Unfavorable)		Favorable (Unfavorable)
				Change	% Change	Change	% Change
Net sales	$595,942	$606,544	$541,500	$(10,602)	(1.7)%	$65,044	12.0%
Cost of goods sold	416,840	399,155	354,649	(17,685)	(4.4)%	(44,506)	(12.5)%
Gross profit	179,102	207,389	186,851	(28,287)	(13.6)%	20,538	11.0%
Selling expenses	139,647	153,391	133,534	13,744	9.0%	(19,857)	(14.9)%
General and administrative expenses	48,959	49,429	42,945	470	1.0%	(6,484)	(15.1)%
Restructuring and other transition expenses	4,733	662	11,016	(4,071)	(615.0)%	10,354	94.0%
Net gain from sale of Torrance Facility	—	—	(37,449)	—	NM	(37,449)	100.0%
Net gains from sale of Spice Assets	(593)	(770)	(919)	(177)	23.0%	(149)	16.2%
Net losses (gains) from sales of other assets	1,058	(196)	(1,210)	(1,254)	639.8%	(1,014)	83.8%
Impairment losses on intangible assets	—	3,820	—	3,820	100.0%	(3,820)	NM
Operating expenses	193,804	206,336	147,917	12,532	6.1%	(58,419)	(39.5)%
(Loss) income from operations	(14,702)	1,053	38,934	(15,755)	(1,496.2)%	(37,881)	(97.3)%
Other (expense) income:
Dividend income	—	12	1,007	(12)	(100.0)%	(995)	(98.8)%
Interest income	—	2	567	(2)	(100.0)%	(565)	(99.6)%
Interest expense	(12,000)	(9,757)	(8,601)	(2,243)	23.0%	(1,156)	13.4%
Pension settlement charge	(10,948)	—	—	(10,948)	NM	—	NM
Other, net	4,166	7,722	5,459	(3,556)	(46.1)%	2,263	41.5%
Total other (expense) income	(18,782)	(2,021)	(1,568)	(16,761)	829.3%	(453)	28.9%
(Loss) income before taxes	(33,484)	(968)	37,366	(32,516)	3,359.1%	(38,334)	(102.6)%
Income tax expense	40,111	17,312	14,815	22,799	131.7%	2,497	16.9%
Net (loss) income	$(73,595)	$(18,280)	$22,551	$(55,315)	302.6%	$(40,831)	(181.1)%
Less: Cumulative preferred dividends, undeclared and unpaid	535	389	—	146	37.5%	389	NM
Net (loss) income available to common stockholders	$(74,130)	$(18,669)	$22,551	$(55,461)	297.1%	$(41,220)	(182.8)%
_____________
NM - Not Meaningful

The following table presents changes in units sold, unit price and net sales by product category for the years ended June 30, 2019, 2018 and 2017 (in thousands, except unit price and percentages):

	For the Years Ended June 30,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	Favorable (Unfavorable)		Favorable (Unfavorable)
				Change	% Change	Change	% Change
Units sold
Coffee (Roasted)	86,478	85,943	76,399	535	0.62%	9,544	12.49%
Coffee (Frozen Liquid)	427	407	403	20,000	4.91%	4	0.99%
Tea (Iced & Hot)	2,755	2,706	2,482	49	1.81%	224	9.02%
Culinary	7,932	9,227	9,071	(1,295)	(14.03)%	156	1.72%
Spice	792	933	1,101	(141)	(15.11)%	(168)	(15.26)%
Other beverages(1)	4,631	5,932	3,986	(1,301)	(21.93)%	1,946	48.82%
Total	103,015	105,148	93,442	(2,133)	(2.03)%	11,706	12.53%

Unit Price
Coffee (Roasted)	$4.38	$4.42	$4.44	$(0.04)	(0.90)%	$(0.02)	(0.45)%
Coffee (Frozen Liquid)	$80.89	$85.49	$81.46	$(4.60)	(5.38)%	$4.03	4.95%
Tea (Iced & Hot)	$12.02	$12.00	$11.79	$0.02	0.17%	$0.21	1.78%
Culinary	$8.08	$6.98	$6.13	$1.10	15.76%	$0.85	13.87%
Spice	$30.43	$26.96	$22.61	$3.47	12.87%	$4.35	19.24%
Other beverages(1)	$12.60	$11.24	$14.21	$1.36	12.10%	$(2.97)	(20.90)%
Average unit price	$5.79	$5.77	$5.80	$0.02	0.35%	$(0.03)	(0.52)%

Total Net Sales By Product Category
Coffee (Roasted)	$378,583	$379,951	$339,358	$(1,368)	(0.36)%	$40,593	11.96%
Coffee (Frozen Liquid)	34,541	34,794	32,827	(253)	(0.73)%	1,967	5.99%
Tea (Iced & Hot)	33,109	32,477	29,256	632	1.95%	3,221	11.01%
Culinary	64,100	64,432	55,592	(332)	(0.52)%	8,840	15.90%
Spice	24,101	25,150	24,895	(1,049)	(4.17)%	255	1.02%
Other beverages(1)	58,367	66,699	56,653	(8,332)	(12.49)%	10,046	17.73%
Net sales by product category	$592,801	$603,503	$538,581	$(10,702)	(1.77)%	$64,922	12.05%
Fuel Surcharge	3,141	3,041	2,919	100	3.29%	122	4.18%
Total	$595,942	$606,544	$541,500	$(10,602)	(1.75)%	$65,044	12.01%
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.

Fiscal Years Ended June 30, 2019 and 2018
Net Sales
Net sales in fiscal 2019 decreased $10.6 million, or 1.7%, to $595.9 million from $606.5 million in fiscal 2018. The decline in net sales was primarily due to a decrease in net sales from other beverages and spice products, a decline in revenues and volume of green coffee processed and sold through our DSD network, and the impact of lower coffee prices for our cost plus customers. The decrease in net sales was partially offset by an increase in sales from the addition of the Boyd Business which is fully reflected in the year ended June 30, 2019, compared to only nine months of Boyd Business operations in the year ended June 30, 2018. The impact of price decreases to customers utilizing commodity-based pricing arrangements was $6.9 million during the year ended June 30, 2019 as compared to $3.0 million in price decreases to customers utilizing such arrangements in the year ended June 30, 2018.

The following table presents the effect of changes in unit sales, unit pricing and product mix for the year ended June 30, 2019 compared to the same period in the prior fiscal year (in millions):

	For Year Ended June 30, 2019 vs. 2018	% of Total Mix Change
Effect of change in unit sales	$(12.4)	(117.0)%
Effect of pricing and product mix changes	1.8	17.0%
Total decrease in net sales	$(10.6)	(100.0)%

Unit sales decreased 2.0% and average unit price was essentially flat in the year ended June 30, 2019 as compared to the same prior year period, resulting in a decrease in net sales of 1.7%. In the latter part of the fiscal year ended June 30, 2019, we experienced higher mix of product being sold via direct ship versus DSD which will negatively impact future overall average unit price as direct ship has a lower average unit price. There were no new product category introductions in the year ended June 30, 2019 or 2018 which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2019 decreased $28.3 million, or 13.6%, to $179.1 million from $207.4 million in fiscal 2018. Gross margin decreased to 30.1% in fiscal 2019 from 34.2% in fiscal 2018. The decrease in gross profit was primarily driven by lower net sales of $10.6 million and higher cost of goods sold. Cost of goods sold in the year ended June 30, 2019 increased $17.7 million, or 4.4%, to $416.8 million, or 69.9% of net sales, from $399.2 million, or 65.8% of net sales, in fiscal 2018. Margin was negatively impacted by higher coffee brewing equipment and labor costs associated with increased installation activity during the period, higher production costs associated with the production operations in the Northlake facility, including higher depreciation expense for the Northlake, Texas facility, higher manufacturing costs driven by downtime associated with certain aging production infrastructure and higher write-down of slow moving inventories. The negative margin impact was partially offset by lower green coffee prices as the average Arabica “C” market price of green coffee decreased 13.2% in fiscal 2019 as compared to the prior year period.
Operating Expenses
In fiscal 2019, operating expenses decreased $12.5 million, or 6.1%, to $193.8 million, or 32.5% of net sales from $206.3 million, or 34.0%, of net sales in fiscal 2018, primarily due to a $13.7 million decrease in selling expenses, the absence of $3.8 million in impairment losses on intangible assets reported in the prior year period and a $0.5 million decrease in general and administrative expenses, partially offset by a $4.1 million increase in restructuring and other transition expenses and a $1.3 million increase in net losses from sales of other assets.
The decreases in selling expenses and general and administrative expenses in fiscal 2019 was primarily due to synergies achieved from the integration of the Boyd Business and conclusion of the transition services and co-manufacturing agreements with Boyd Coffee in the first half of fiscal 2019. In the fiscal year ended June 30, 2019, we paid Boyd Coffee a total of $3.7 million for services under these agreements, as compared to $25.4 million paid for such services in the fiscal year ended June 30, 2018.

Net losses from sales of assets in the fiscal year ended June 30, 2019 included net losses of $1.1 million from sales of other assets, primarily associated with the Boyd Coffee plant decommissioning offset by $0.6 million in earnout from the sale of spice assets, as compared to $0.8 million in earnout from the sale of spice assets and net gains of $0.2 million from sales of other assets in the prior year period.

Restructuring and other transition expenses increased $4.1 million in fiscal 2019, as compared to fiscal 2018. This increase includes $3.4 million, including interest, assessed by the Western Conference of Teamsters Pension Trust (the “WC Pension Trust”) in the fiscal year ended June 30, 2019, representing the Company’s share of the Western Conference of Teamsters Pension Plan (“WCTPP”) unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan. In addition, in the fiscal year ended June 30, 2019, we incurred $1.8 million in restructuring and other transition expenses, primarily employee-related costs, associated with the DSD Restructuring Plan, as compared to $1.0 million in restructuring and other transition expenses associated with the DSD Restructuring Plan in the fiscal year ended June 30, 2018.

Total Other (Expense) Income
Total other expense in the fiscal year ended June 30, 2019 was $18.8 million compared to $2.0 million fiscal year ended June 30, 2018. The change in total other expense in the fiscal year ended June 30, 2019 was primarily a result of a pension settlement charge in the amount of $10.9 million, higher interest expense and higher net losses on coffee-related derivative instruments.
The non-cash pension settlement charge incurred in the fiscal year ended June 30, 2019 was due to the termination of the Farmer Bros. Co. Pension Plan for Salaried Employees effective December 1, 2018. As a result of the pension plan termination, we expect to realize lower Pension Benefit Guaranty Corporation expenses in the future of approximately $0.3 million to $0.4 million per year.
Interest expense in the fiscal year ended June 30, 2019 increased $2.2 million to $12.0 million from $9.8 million in the prior year period. The increase in interest expense in the fiscal year ended June 30, 2019 was principally due to higher outstanding borrowings on our revolving credit facility, including borrowings for operations and borrowings related to the Boyd Business acquisition.
Other, net in the fiscal year ended June 30, 2019 decreased by $3.6 million to $4.2 million compared to in $7.7 million in the prior year period. The decrease in Other, net in the fiscal year ended June 30, 2019 was primarily due to increased mark-to-market losses on coffee-related derivative instruments not designated as accounting hedges.

Income Taxes

In the fiscal years ended June 30, 2019 and 2018, we recorded income tax expense of $40.1 million and $17.3 million, respectively. The $22.8 million increase in tax expense in the fiscal years ended June 30, 2019 is primarily due to a valuation allowance of $52.0 million recorded to reduce our deferred tax assets. See Note 19, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Fiscal Years Ended June 30, 2018 and 2017
Net Sales
Net sales in fiscal 2018 increased $65.0 million, or 12.0%, to $606.5 million from $541.5 million in fiscal 2017 primarily due to the addition of the Boyd Business, which added $67.4 million of incremental sales to the current period and the addition of a full year of net sales from the China Mist and West Coast Coffee acquisitions, offset by a $2.5 million decline in our base business primarily due to a shortfall in DSD sales, the impact of pricing to our cost plus customers, and softness in a few large direct ship accounts. Net sales in fiscal 2018 included $3.0 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $3.2 million in price decreases to customers utilizing such arrangements in fiscal 2017.
The following table presents the effect of changes in unit sales, unit pricing and product mix for the year ended June 30, 2018 compared to the same period in the prior fiscal year (in millions):

(In millions)	Year Ended June 30, 2018 vs. 2017	% of Total Mix Change
Effect of change in unit sales	$67.5	103.8%
Effect of pricing and product mix changes	(2.5)	(3.8)%
Total increase in net sales	$65.0	100.0%
Unit sales increased 12.5% in fiscal 2018 as compared to fiscal 2017, but average unit price decreased by 0.5% resulting in an increase in net sales of 12.0%. These increases were primarily due to the addition of the Boyd Business which increased net sales by $67.4 million. Average unit price decreased primarily due to the lower average unit price of roast and ground coffee products primarily driven by the pass-through of lower green coffee commodity hedged costs to our customers. In fiscal 2018, we processed and sold approximately 107.4 million pounds of green coffee as compared to approximately 95.5 million pounds of green coffee processed and sold in fiscal 2017. There were no new product category introductions in fiscal 2018 or 2017 which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2018 increased $20.5 million, or 11.0%, to $207.4 million from $186.9 million in fiscal 2017 and gross margin decreased to 34.2% in fiscal 2018 from 34.5% in fiscal 2017. This increase in gross profit was primarily driven by higher net sales of $65.0 million due to the addition of the Boyd Business partially offset by higher cost of goods sold. Cost of goods sold in fiscal 2018 increased $44.5 million, or 12.5%, to $399.2 million, or 65.8% of net sales, from $354.6 million, or 65.5% of net sales, in fiscal 2017. The increase in cost of goods sold was primarily due to the addition of the Boyd Business making up $41.4 million of the increase. Cost of goods sold as a percentage of net sales in fiscal 2018 increased primarily due to higher manufacturing costs associated with the production operations in the Northlake, Texas facility including higher depreciation expense for the facility. The average Arabica “C” market price of green coffee decreased 15.5% in fiscal 2018.
Operating Expenses
In fiscal 2018, operating expenses increased $58.4 million, or 39.5%, to $206.3 million, or 34.0% of net sales from $147.9 million, or 27.3%, of net sales in fiscal 2017, primarily due to the effect of the recognition of $37.4 million in net gain from the sale of the Torrance Facility in fiscal 2017, a $19.9 million increase in selling expenses, a $6.5 million increase in general and administrative expenses and $3.8 million in impairment losses on intangible assets in fiscal 2018. The increase in operating expenses was partially offset by a $10.4 million decrease in restructuring and other transition expenses associated with the Corporate Relocation Plan and the DSD Restructuring Plan.
In fiscal 2018, selling expenses and general and administrative expenses increased $19.9 million and $6.5 million, respectively. The increases in selling expenses and general and administrative expenses during fiscal 2018 were primarily driven by the addition of the Boyd Business which added $18.9 million and $4.4 million, respectively, to selling expenses and general and administrative expenses exclusive of their related depreciation and amortization expense, acquisition and integration costs of $7.6 million, and an increase of $7.5 million in depreciation and amortization expense, partially offset by the absence of $5.2 million in non-recurring 2016 proxy contest expenses incurred in fiscal 2017.

Restructuring and other transition expenses decreased $10.4 million in fiscal 2018, as compared to fiscal 2017 due to the absence of expenses related to our Corporate Relocation Plan, partially offset by $0.7 million in costs incurred in connection with the DSD Restructuring Plan in fiscal 2018.

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
Total Other (Expense) Income
Total other expense in fiscal 2018 was $2.0 million as compared to $1.6 million in fiscal 2017. The change in total other expense in fiscal 2018 was primarily a result of liquidating substantially all of our investment in preferred securities in the fourth quarter of fiscal 2017 to fund expenditures associated with our Northlake, Texas facility and higher interest expense as compared to fiscal 2017, partially offset by the change in estimated fair value of the China Mist contingent earnout consideration.
Net gains on investments in fiscal 2018 and 2017 were $7,000 and $286,000, respectively. Net losses on coffee-related derivative instruments in fiscal 2018 and 2017 were $0.5 million and $1.8 million, respectively, due to mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges.
Interest expense in fiscal 2018 was $9.8 million as compared to $8.6 million in fiscal 2017. The higher interest expense in fiscal 2018 was primarily due to higher outstanding borrowings on our revolving credit facility.
Income Taxes
In fiscal 2018, we recorded income tax expense of $17.3 million compared to income tax expense of $14.8 million in fiscal 2017. As of June 30, 2018, our net deferred tax assets totaled $39.3 million, a decrease of $14.6 million from net deferred tax assets of $53.9 million at June 30, 2017. These changes are primarily the result of the Tax Cuts and Jobs Act enacted on December 22, 2017. See Note 19.

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense; and

•	depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense;

•	(loss) income from short-term investments;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	restructuring and other transition expenses;

•	Severance costs

•	net gains and losses from sales of assets;

•	non-cash pension settlement charges; and

•	acquisition and integration costs.
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
In fiscal 2019, for purposes of calculating EBITDA and EBITDA Margin and Adjusted EBITDA and Adjusted EBITDA Margin, we have excluded the impact of interest expense resulting from the adoption of ASU 2017-07, non-cash pretax pension settlement charge resulting from the amendment and termination of the Farmer Bros. Plan effective December 1, 2018 and severance because these items are not reflective of our ongoing operating results. See Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Consolidated Financial Statements included in this report on Form 10-K.
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
Prior year periods set forth in the tables below have been retrospectively adjusted to reflect the impact of the adoption of new accounting standards. See Note 2, Summary of Significant Accounting Policies--Recently Adopted Accounting Standards, of the Notes to Consolidated Financial Statements included in this report on Form 10-K.
Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	For the Year Ended June 30,
(In thousands)	2019	2018	2017
Net (loss) income, as reported	$(73,595)	$(18,280)	$22,551
Income tax expense	40,111	17,312	14,815
Interest expense(1)	6,036	3,177	2,185
Depreciation and amortization expense	31,065	30,464	22,970
EBITDA	$3,617	$32,673	$62,521
EBITDA Margin	0.6%	5.4%	11.5%
____________

(1)	Excludes $6.1 million, $6.6 million and $6.4 million in the fiscal years ended June 30, 2019, 2018 and 2017, respectively, resulting from the adoption of ASU 2017-07.
Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

		Year Ended June 30,
(In thousands)		2019	2018	2017
Net (loss) income, as reported		$(73,595)	$(18,280)	$22,551
Income tax expense		40,111	17,312	14,815
Interest expense(1)		6,036	3,177	2,185
Income from short-term investments		—	(19)	(1,853)
Depreciation and amortization expense		31,065	30,464	22,970
ESOP and share-based compensation expense		3,723	3,822	3,959
Restructuring and other transition expenses(2)		4,733	662	11,016
Net gain from sale of Torrance Facility		—	—	(37,449)
Net gains from sale of Spice Assets		(593)	(770)	(919)
Net losses (gains) from sales of other assets		1,058	(196)	(1,210)
Impairment losses on intangible assets		—	3,820	—
Pension settlement charge		10,948	—	—
Non-recurring 2016 proxy contest-related expenses		—	—	5,186
Acquisition and integration costs		6,123	7,570	1,734
Severance	2,273,000	2,273	—	—
Adjusted EBITDA		$31,882	$47,562	$42,985
Adjusted EBITDA Margin		5.3%	7.8%	7.9%
________

(1)	Excludes $6.1 million, $6.6 million and $6.4 million in the fiscal years ended June 30, 2019, 2018 and 2017, respectively, resulting from the adoption of ASU 2017-07.

(2)
Fiscal year ended June 30, 2019, includes $3.4 million, including interest, assessed by the WC Pension Trust representing the Company’s share of the WCTPP unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan, net of payments of $0.8 million.

Liquidity, Capital Resources and Financial Condition
Credit Facility
On November 6, 2018, the Company entered into a new $150.0 million senior secured revolving credit facility (the “New Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The New Revolving Facility includes an accordion feature whereby the Company may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Effective March 27, 2019, we entered into an interest rate swap utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023. Under the terms of the interest rate swap, we receive 1-month LIBOR, subject to a 0% floor, and make payments based on a fixed rate of 2.1975%. The Company’s obligations under the interest rate swap agreement are secured by the collateral which secures the loans under the New Revolving Facility on a pari passu and pro rata basis with the principal of such loans. We have designated the interest rate swap derivative instruments as a cash flow hedge.
Under the New Revolving Facility, we are subject to a variety of affirmative and negative covenants of types customary in a senior secured lending facility, including financial covenants relating to leverage and interest expense coverage. We are allowed to pay dividends, provided, among other things, a total net leverage ratio is met, and no default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The New Revolving Facility matures on November 6, 2023, subject to our ability (subject to certain conditions) to agree with lenders who so consent to extend the maturity date of the commitments of such consenting lenders for a period of one year, such option being exercisable not more than two times during the term of the facility.
The New Revolving Facility replaced, by way of amendment and restatement, our senior secured revolving credit facility (the “Prior Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank, with revolving commitments of $125.0 million as of September 30, 2018 and $135.0 million as of October 18, 2018 (the “Third Amendment Effective Date”), subject to an accordion feature. Under the Prior Revolving Facility, as amended, advances were based on our eligible accounts receivable, inventory and equipment, the value of certain real property and trademarks, and an amount based on the lesser of $10.0 million (subject to monthly reduction) and the sum of certain eligible accounts receivable and inventory, less required reserves. The commitment fee was a flat fee of 0.25% per annum. Outstanding obligations were collateralized by all of our assets, excluding, amongst other things, certain real property not included in the borrowing base. Borrowings under the Prior Revolving Facility bore interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%; provided, that, after the Third Amendment Effective Date, (i) the applicable rate was PRIME + 0.25% or Adjusted LIBO Rate + 1.75%; and (ii) loans up to certain formula amounts were subject to an additional margin ranging from 0.375% to 0.50%. The Prior Revolving Facility included a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to the maintenance of a fixed charge coverage ratio, and provided for customary events of default.
At June 30, 2019, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $92.0 million and had utilized $2.3 million of the letters of credit sublimit. At June 30, 2019 and 2018, the weighted average interest rate on our outstanding borrowings subject to interest rate variability under the New Revolving Facility was 3.98% and 4.10%, respectively, and we were in compliance with all of the covenants under the New Revolving Facility.
At September 3, 2019, we were eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $100.0 million and utilized $2.3 million of the letters of credit sublimit.
We classify borrowings contractually due to be settled one year or less as short-term and more than one year as long-term. Outstanding borrowings under our revolving credit facility were classified on our consolidated balance sheets as “Long-term borrowings under revolving credit facility” at June 30, 2019 and “Short-Term borrowings under revolving credit facility” at June 30, 2018.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our revolving credit facility. In fiscal 2018, we filed a shelf registration statement with the SEC which allows us to issue unspecified amounts of common stock, preferred stock, depository shares, warrants for the purchase of shares of common stock or preferred stock, purchase contracts for the purchase of equity securities, currencies or commodities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $250.0 million. We believe our New Revolving Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
Our New Revolving Facility includes financial covenants that are tested each fiscal quarter. The ratio of consolidated total indebtedness (net of unrestricted cash up to $7.5 million) to adjusted EBITDA must not exceed 3.5 to 1.0. The ratio of adjusted EBITDA to consolidated interest expense must not be less than 3.0 to 1.0. As of June 30, 2019, we were in compliance with both financial covenants.

At June 30, 2019, we had $7.0 million in cash and cash equivalents and none of the cash in our coffee-related derivative margin accounts was restricted. Changes in commodity prices and the number of coffee-related and interest swap derivative instruments held could have a significant impact on cash deposit requirements under certain of our broker and counterparty agreements and may adversely affect our liquidity.

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	For the Years Ended June 30,
	2019	2018	2017
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash provided by operating activities	$35,450	$8,855	$42,112
Net cash used in investing activities	(32,361)	(74,640)	(106,724)
Net cash provided by financing activities	1,456	61,982	49,758
Net increase (decrease) in cash and cash equivalents	$4,545	$(3,803)	$(14,854)

Operating Activities

Cash provided by operating activities in fiscal 2019 increased $26.6 million as compared to fiscal 2018 primarily due to, among other items, improved collections on many large national accounts and distributors, improved vendor terms, and reduced cash purchases to fund inventory levels. These were partially offset by a decline in revenues and higher manufacturing and supply chain costs, higher labor and service costs associated with increased installations of coffee brewing equipment, and higher restructuring and other transition expenses.
Cash provided by operating activities in fiscal 2018 decreased $33.3 millionas compared to fiscal 2017 primarily due to a higher use of cash to fund higher inventory levels and higher payroll and benefit costs associated with the Boyd Business integration, as well as slower collections of various accounts receivables. These were partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities during the fiscal year ended June 30, 2019 decreased $42.3 million as compared to fiscal year ended June 30, 2018.  Investment activities were elevated in the prior year period principally due to the acquisition of the Boyd Business for $39.6 million in cash. For the fiscal year ended June 30, 2019 we had purchases of property, plant and equipment of $34.8 million, which included $13.7 million for machinery and equipment relating to the Northlake, Texas facility, and $21.1 million in maintenance capital expenditures. Maintenance capital expenditures included higher coffee brewing equipment purchases compared to the prior year period due to an increased level of installations for new customers during fiscal 2019.

Net cash used in investing activities during the fiscal year ended June 30, 2018 decreased $32.1 million as compared to fiscal year ended June 30, 2017 due primarily to the elevated levels of investments in fiscal 2017. For the fiscal year ended June 30, 2018 we invested $39.6 million for the acquisition of Boyd Business and had purchases of property, plant and equipment of $37.0 million, which included $2.5 million for machinery and equipment relating to the Northlake Texas facility, and $21.8 million in maintenance capital expenditures. Maintenance capital expenditures included higher coffee brewing equipment purchases compared to the prior year period due to an increased level of installations for new customers. In fiscal 2017, we invested $25.9 million for the acquisitions of China Mist and West Coast Coffee, $45.2 million for purchases of property, plant and equipment, including $25.9 million for the Northlake Texas facility, and $39.8 million for purchases of assets for construction of the Northlake Texas facility.

Financing Activities
Net cash provided by financing activities in fiscal year ended June 30, 2019 decreased $60.5 million as compared to fiscal year ended June 30, 2018. Net cash provided by financing activities in fiscal year ended June 30, 2019 included $2.2 million in net borrowings compared to $62.2 million in net borrowings in the fiscal year ended June 30, 2018 of which $39.6 million of the net borrowings was used to fund the purchase of the Boyd Business.

Net cash provided by financing activities in fiscal year ended June 30, 2018 increased $12.2 million as compared to fiscal year ended June 30, 2017. Net cash provided by financing activities in fiscal year ended June 30, 2018 included $62.2 million in net borrowings compared to $27.5 million in net borrowings in the fiscal year ended June 30, 2017. In fiscal year ended June 30, 2018, $39.6 million of the net borrowings was used to fund the purchase of the Boyd Business.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2019:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations	$18,689	$4,434	$5,710	$4,156	$4,389
Capital lease obligations(1)	37	36	1	—	—
Pension plan obligations(2)	71,400	6,850	13,630	14,370	36,550
Postretirement benefits other than pension plans(2)	12,982	1,087	2,311	2,468	7,116
Revolving credit facility	92,000	—	—	92,000	—
Purchase commitments(3)	61,244	61,244	—	—	—
Derivative liabilities—noncurrent	1,612	—	1,612	—	—
Cumulative Preferred dividends, undeclared and unpaid-non-current	924	—	924	—	—
Total contractual obligations	$258,888	$73,651	$24,188	$112,994	$48,055
 ______________

(1)	Includes imputed interest of $2,000.
(2) See Note 13, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2019. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets. See Note 22, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K

Capital Expenditures
For the fiscal years ended June 30, 2019, 2018 and 2017, our capital expenditures paid were as follows:

	June 30,
(In thousands)	2019	2018	2017
Maintenance:
Coffee brewing equipment	$14,925	$12,067	$10,758
Building and facilities	106	542	345
Vehicles, machinery and equipment	2,787	5,513	7,445
Software, office furniture and equipment	3,270	3,660	698
Capital expenditures, maintenance	$21,088	$21,782	$19,246

Expansion Project:
Machinery and equipment	$13,671	$10,746	$—
Capital expenditures, Expansion Project	$13,671	$10,746	$—

New Facility Costs:
Building and facilities, including land	$—	$1,577	$39,754
Machinery and equipment	—	2,489	20,089
Software, office furniture and equipment	—	426	5,860
Capital expenditures, New Facility	$—	$4,492	$65,703
Total capital expenditures	$34,759	$37,020	$84,949
In fiscal 2020, we anticipate maintenance capital expenditures will be between $17 million to $20 million. We expect to finance these expenditures through cash flows from operations and borrowings under our New Revolving Facility.
Depreciation and amortization expense was $31.1 million, $30.5 million and $23.0 million in fiscal 2019, 2018 and 2017, respectively. We anticipate our depreciation and amortization expense will be approximately $7.5 million to $7.8 million per quarter in fiscal 2020 based on our existing fixed assets and the useful lives of our intangible assets.
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
The fair value of consideration transferred reflected the Company’s best estimate of the post-closing net working capital adjustment of $8.1 million due to the Company at June 30, 2018 when the purchase price allocation was finalized. In January

2019, the post-closing net working capital adjustment was determined by an Independent Expert to be $6.3 million due to the Company.
As of March 31, 2019, we have satisfied the $6.3 million amount by applying the remaining amount of the Multiemployer Plan Holdback of $0.5 million, retaining all of the Holdback Cash Amount of $3.2 million and canceling 4,630 shares of Holdback Stock with a fair value of $2.3 million based on the stated value and deemed conversion price as defined in the asset purchase agreement. We have retained the remaining 1,670 shares of the Holdback Stock pending satisfaction of certain indemnification claims against the Seller following which the remaining Holdback Stock, if any, will be released to the Seller.
See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for further details of the acquisitions.
DSD Restructuring Plan
On February 21, 2017, we announced the DSD Restructuring Plan. We have revised our estimated time of completion of the DSD Restructuring Plan from the end of calendar 2018 to the end of fiscal 2019. We recognized approximately $4.5 million of pre-tax restructuring charges in connection with the DSD Restructuring Plan by the end of fiscal 2019 consisting of approximately $2.3 million in employee-related costs and contractual termination payments, including severance, prorated bonuses for bonus eligible employees and outplacement services, and $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel. We have completed the DSD Restructuring Plan as of June 30, 2019.
The following table sets forth the expenses associated with the DSD Restructuring Plan for the fiscal years ended June 30, 2019, 2018 and 2017:

	Year Ended June 30,
(In thousands)	2019	2018	2017
Employee-related costs	$1,487	$612	$506
Other	284	429	1,205
Total	$1,771	$1,041	$1,711

Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change the underlying assumptions, estimates or judgments. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for a summary of our significant accounting estimates.
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
In addition to our customer arrangements, we utilize derivative instruments to reduce further the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC“) 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2019 and 2018, we had 48.2 million and 43.5 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2019, approximately 87% of our outstanding coffee-related derivative instruments, representing 42.1 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2018, approximately 94% of our outstanding coffee-related derivative instruments, representing 40.9 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.

Additionally, we have interest swap rate derivative instruments on our debt facility. Therefore, movement in the underlying yield curves could negatively impact the amount of our interest expense, future earnings and cash flows.
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
Impairment of Goodwill and Indefinite-lived Intangible Assets
We account for our goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. We perform a qualitative assessment of goodwill and indefinite-lived intangible assets on our consolidated balance sheets, to determine if there is a more likely than not indication that our goodwill and indefinite-lived intangible assets are impaired as of January 31. If the indicators of impairment are present, we perform a quantitative test to determine the impairment of these assets as of the measurement date. If, after assessing qualitative and quantitative factors, we believe that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we will record the amount of goodwill and indefinite-lived intangible assets impairment as the excess of the carrying amount over the fair value. Indefinite-lived intangible assets consist of certain acquired trademarks, trade names and brand name.
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
Our self-insurance for workers’ compensation liability includes estimated outstanding losses of unpaid claims and allocated loss adjustment expenses (“ALAE”), case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses. We believe that the amount recorded at June 30, 2019 is adequate to cover all known workers' compensation claims at June 30, 2019. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on our operating results.
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

Employee Benefit Plans
We account for our defined benefit pension plans in accordance with ASC No. 715-20, “Compensation—Defined Benefit Plans—General” (“ASC 715-20”). The funded status is the difference between the fair value of plan assets and the benefit obligation. The adjustment to accumulated other comprehensive Income (loss) represents the net unrecognized actuarial gains or losses and unrecognized prior service costs. Future actuarial gains or losses that are not recognized as net periodic benefits cost in the same periods will be recognized as a component of other comprehensive income.
We maintain several defined benefit plans that cover certain employees. We record the expenses associated with these plans based on calculations which include various actuarial assumptions such as discount rates and expected long-term rates of return on plan assets. Material changes in pension costs may occur in the future due to changes in these assumptions. Future annual amounts could be impacted by changes in the discount rate, changes in the expected long-term rate of return, changes in the level of contributions to the plans and other factors.
We utilize a yield curve analysis to determine the discount rates for our defined benefit plans’ obligations. The yield curve considers pricing and yield information for high quality bonds with maturities matched to estimated payouts of future pension benefits. The expected return on plan assets is based on our expectation of the long-term rates of return on each asset class based on the current asset mix of the funds, considering the historical returns earned on the type of assets in the funds. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when appropriate. The effects of the modifications to the actuarial assumptions which impact the projected benefit obligation are amortized over future periods.
In connection with certain collective bargaining agreements to which we are a party, we are required to make contributions on behalf of certain union employees to multiemployer pension plans. The future contributions and liabilities associated with these plans could be material to our results of operations, financial position and cash flows.
See Note 13, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussions of our various pension plans.
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
We estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2019 and 2018, we used an estimated annual forfeiture rate of 13.0% and 4.8%, respectively to calculate share-based compensation expense based on actual forfeiture experience.
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
Interest Rate Risk
We historically have been exposed to market value risk arising from changes in interest rates on our securities portfolio for which we entered, from time to time, futures and options contracts, or invested in derivative instruments, to manage our interest rate risk. Effective March 27, 2019, we entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023. See Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussions of our derivative instruments.
Borrowings under our Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%.
At June 30, 2019, we were eligible to borrow up to a total of $150.0 million under the Revolving Facility and had outstanding borrowings of $92.0 million and had utilized $2.3 million of the letters of credit sublimit. As a result of the interest rate swap, only $12.0 million is now subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolving Facility at June 30, 2019 was 3.98%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of June 30, 2019:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$12,000	2.48%	$298
–100 basis points	$12,000	2.98%	$358
Unchanged	$12,000	3.98%	$478
+100 basis points	$12,000	4.98%	$598
+150 basis points	$12,000	5.48%	$658

Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. See Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussions of our derivative instruments.
The following table summarizes the potential impact as of June 30, 2019 to net income (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$674	$(674)	$4,904	$(4,904)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2019. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in the F pages of this Annual Report on Form 10-K.

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
As of June 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2019. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Farmer Bros. Co. and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated September 10, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
September 10, 2019

Item 9B.	Other Information
None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Code of Conduct and Ethics
We maintain a written Code of Conduct and Ethics for all employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and other persons performing similar functions. To view this Code of Conduct and Ethics free of charge, please visit our website at www.farmerbros.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and Ethics, if any, by posting such information on our website as set forth above.
Compliance with Section 16(a) of the Exchange Act
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons that no other reports were required during the fiscal year ended June 30, 2019, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements. The foregoing is in addition to any filings that may be listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2019.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2019 that were either approved or not approved by our stockholders was as follows:

Plan Category	Number of Shares to be Issued Upon Exercise / Vesting of Outstanding Options or Rights(2)	Weighted Average Exercise Price of Outstanding Options(3)	Number of Shares Remaining Available for Future Issuance(4)
Equity compensation plans approved by stockholders(1)	491,301	$26.22	740,429
Equity compensation plans not approved by stockholders	—	—	—
Total	491,301	$26.22	740,429
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
1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2019 and 2018.

Consolidated Statements of Operations for the Years Ended June 30, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2019, 2018 and 2017.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2019, 2018 and 2017.

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

3.1	Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed herewith).

3.2
Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).

3.3	Certificate of Elimination (filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A12B/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

Exhibit No.	Description
3.4
Certificate of Designations of Series A Convertible Participating Cumulative Perpetual Preferred Stock of Farmer Bros. Co (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2017 and incorporated herein by reference).

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

10.6
Second Amendment to Credit Agreement, dated as of September 10, 2018, by and among Farmer Bros. Co., China Mist Brands, Inc., Boyd Assets Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Company, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on September 13, 2018 and incorporated herein by reference).

10.7
Third Amendment to Credit Agreement and Second Amendment to Pledge and Security Agreement, dated as of October 18, 2018, by and among Farmer Bros. Co., China Mist Brands, Inc., Boyd Assets Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018 and incorporated herein by reference)

Exhibit No.	Description
10.8
Amended and Restated Credit Agreement dated as of November 6, 2018, by and among Farmer Bros. Co., China Mist Brands, Inc., Boyd Assets Co., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Co., Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018 and incorporated herein by reference).

10.9
Amended and Restated Pledge and Security Agreement, dated as of November 6, 2018, by and among Farmer Bros. Co., China Mist Brands, Inc., Coffee Bean International, Inc., FBC Finance Company, Coffee Bean Holding Company, Inc., the Grantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018 and incorporated herein by reference).

10.10
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

10.11
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

10.12
Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.13
Amendment No. 1 to Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.14
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.15
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.16
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.17
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.18
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, effective as of January 1, 2012 (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 28, 2017 and incorporated herein by reference).**

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
10.31
Form of First Amendment to Employment Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.32
Offer Letter, dated May 6, 2019, between Farmer Bros. Co. and Christopher P. Mottern (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019 and incorporated herein by reference).**

10.33	Separation and Release Agreement, dated as of May 7, 2019, by and between Farmer Bros. Co., and Michael Keown (filed herewith).**

10.34
Separation and Release Agreement, dated as of July 19, 2019, by and between Farmer Bros. Co., and Thomas J. Mattei, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2019 and incorporated herein by reference).**

10.35
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.36
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.37
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.38
Farmer Bros. Co. 2017 Long-Term Incentive Plan (as approved by the stockholders at the Special Meeting of Stockholders on June 20, 2017) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).**

10.39
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.40
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.41
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.42
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.43
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

Exhibit No.	Description
10.44
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).

10.45
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.46
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.47
Stock Ownership Guidelines for Directors and Executive Officers, as amended February 7, 2019 (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.48
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.49
Form of First Amendment to Change in Control Severance Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.50
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.41 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2017 and incorporated herein by reference).**

10.51
Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition), dated as of October 23, 2017, by and between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.52
Project Specific Task Order Release Form No. 006, dated as of February 9, 2018, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.53
Second Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, dated as of December 31, 2018 (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.54
Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018 (filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.55
ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros. Co. and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

Exhibit No.	Description
10.56
Schedule to the ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

10.57
Interest Rate Swap Confirmation, dated as of March 28, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

14.1
Farmer Bros. Co. Code of Conduct and Ethics adopted on August 26, 2010 and updated February 2013 and September 7, 2017 (filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the SEC on September 29, 2017 and incorporated herein by reference).

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

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements (furnished herewith).

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
September 10, 2019

By:	/s/ David G. Robson
David G. Robson Treasurer and Chief Financial Officer (principal financial and accounting officer)
September 10, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Randy E. Clark	Chairman of the Board and Director	September 10, 2019
Randy E. Clark

/s/ Allison M. Boersma	Director	September 10, 2019
Allison M. Boersma

/s/ Hamideh Assadi
Hamideh Assadi	Director	September 10, 2019

/s/ Stacy Loretz-Congdon	Director	September 10, 2019
Stacy Loretz-Congdon

/s/ Charles F. Marcy	Director	September 10, 2019
Charles F. Marcy

/s/ Christopher P. Mottern	Director	September 10, 2019
Christopher P. Mottern

/s/ David W. Ritterbush	Director	September 10, 2019
David W. Ritterbush

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
September 10, 2019

We have served as the Company’s auditor since fiscal 2014.

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,983	$2,438
Accounts receivable, net of allowance for doubtful accounts of $1,324 and $495, respectively	55,155	58,498
Inventories	87,910	104,431
Income tax receivable	1,191	305
Short-term derivative assets	1,865	—
Prepaid expenses	6,804	7,842
Total current assets	159,908	173,514
Property, plant and equipment, net	189,458	186,589
Goodwill	36,224	36,224
Intangible assets, net	28,878	31,515
Other assets	9,468	8,381
Long-term derivative assets	674	—
Deferred income taxes	—	39,308
Total assets	$424,610	$475,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	72,771	56,603
Accrued payroll expenses	14,518	17,918
Short-term borrowings under revolving credit facility	—	89,787
Short-term obligations under capital leases	34	190
Short-term derivative liabilities	1,474	3,300
Other current liabilities	7,309	10,659
Total current liabilities	96,106	178,457
Long-term borrowings under revolving credit facility	92,000	—
Accrued pension liabilities	47,216	40,380
Accrued postretirement benefits	23,024	20,473
Accrued workers’ compensation liabilities	4,747	5,354
Other long-term liabilities	4,023	1,812
Total liabilities	$267,116	$246,476
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of June 30, 2019 and 2018, respectively; liquidation preference of $15,624 and $15,089 as of June 30, 2019 and 2018, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,042,132 and 16,951,659 shares issued and outstanding at June 30, 2019 and 2018, respectively	17,042	16,952
Additional paid-in capital	57,912	55,965
Retained earnings	146,177	220,307
Unearned ESOP shares	—	(2,145)
Accumulated other comprehensive loss	(63,652)	(62,039)
Total stockholders’ equity	$157,494	$229,055
Total liabilities and stockholders’ equity	$424,610	$475,531
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Years Ended June 30,
	2019	2018	2017
Net sales	$595,942	$606,544	$541,500
Cost of goods sold	416,840	399,155	354,649
Gross profit	179,102	207,389	186,851
Selling expenses	139,647	153,391	133,534
General and administrative expenses	48,959	49,429	42,945
Restructuring and other transition expenses	4,733	662	11,016
Net gain from sale of Torrance Facility	—	—	(37,449)
Net gains from sale of Spice Assets	(593)	(770)	(919)
Net losses (gains) from sales of other assets	1,058	(196)	(1,210)
Impairment losses on intangible assets	—	3,820	—
Operating expenses	193,804	206,336	147,917
(Loss) income from operations	(14,702)	1,053	38,934
Other (expense) income:
Dividend income	—	12	1,007
Interest income	—	2	567
Interest expense	(12,000)	(9,757)	(8,601)
Pension settlement charge	(10,948)	—	—
Other, net	4,166	7,722	5,459
Total other (expense) income	(18,782)	(2,021)	(1,568)
(Loss) income before taxes	(33,484)	(968)	37,366
Income tax expense	40,111	17,312	14,815
Net (loss) income	$(73,595)	$(18,280)	$22,551
Less: Cumulative preferred dividends, undeclared and unpaid	535	389	—
Net (loss) income available to common stockholders	$(74,130)	$(18,669)	$22,551
Net (loss) income available to common stockholders per common share—basic	$(4.36)	$(1.11)	$1.35
Net (loss) income available to common stockholders per common share—diluted	$(4.36)	$(1.11)	$1.34
Weighted average common shares outstanding—basic	16,996,354	16,815,020	16,668,745
Weighted average common shares outstanding—diluted	16,996,354	16,815,020	16,785,752

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	For the Years Ended June 30,
	2019	2018	2017
Net (loss) income	$(73,595)	$(18,280)	$22,551
Other comprehensive income (loss), net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	(9,198)	(5,922)	(2,900)
Losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	9,196	800	510
Change in the funded status of retiree benefit obligations, net of tax	(9,777)	4,576	7,466
Pension settlement charge, net of tax	8,165	—	—
Total comprehensive (loss) income, net of tax	$(75,209)	$(18,826)	$27,627

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2016	—	$—	16,781,561	$16,782	$39,096	$214,442	$(6,434)	$(66,569)	$197,317
Net income	—	—	—	—	—	22,551	—	—	22,551
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax	—	—	—	—	—	—	—	(2,390)	(2,390)
Change in the funded status of retiree benefit obligations, net of tax	—	—	—	—	—	—	—	7,466	7,466
ESOP compensation expense, including reclassifications	—	—	—	—	342	—	2,145	—	2,487
Share-based compensation	—	—	(889)	(1)	1,473	—	—	—	1,472
Stock option exercises	—	—	82,803	83	604	—	—	—	687
Shares withheld to cover taxes	—	—	(17,473)	(18)	(20)	—	—	—	(38)
Balance at June 30, 2017	—	—	16,846,002	16,846	41,495	236,993	(4,289)	(61,493)	229,552
Net loss	—	—	—	—	—	(18,280)	—	—	(18,280)
Adjustment due to the adoption of ASU 2017-12	—	—	—	—	—	342	—	(209)	133
Adjustment due to the adoption of ASU 2016-09	—	—	—	—	—	1,641	—	—	1,641
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax	—	—	—	—	—	—	—	(4,913)	(4,913)
Change in the funded status of retiree benefit obligations, net of tax	—	—	—	—	—	—	—	4,576	4,576
ESOP compensation expense, including reclassifications	—	—	—	—	150	—	2,144	—	2,294
Share-based compensation	—	—	9,155	9	1,518	—	—	—	1,527
Stock option exercises	—	—	96,502	97	1,245	—	—	—	1,342
Consideration for Boyd Coffee acquisition	14,700	15	—	—	11,557	—	—	—	11,572
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(389)	—	—	(389)
Balance at June 30, 2018	14,700	15	16,951,659	16,952	55,965	220,307	(2,145)	(62,039)	229,055
Net loss	—	—	—	—	—	(73,595)	—	—	(73,595)
Net reclassification of unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	—	(1)	(1)
Pension settlement charge, net of tax	—	—	—	—	—	—	—	8,165	8,165
Change in the funded status of retiree benefit obligations, net of tax	—	—	—	—	—	—	—	(9,777)	(9,777)
ESOP compensation expense, including reclassifications	—	—	37,571	37	364	—	2,145	—	2,546
Share-based compensation	—	—	18,298	18	1,111	—	—	—	1,129
Stock option exercises	—	—	34,604	35	472	—	—	—	507
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(535)	—	—	(535)
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$—	$(63,652)	$157,494

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended June 30,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(73,595)	$(18,280)	$22,551
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	31,065	30,464	22,970
Provision for doubtful accounts	1,363	137	325
Impairment losses on intangible assets	—	3,820	—
Change in estimated fair value of contingent earnout consideration	—	(500)	—
Restructuring and other transition expenses, net of payments	1,172	(1,185)	1,034
Interest on sale-leaseback financing obligation	—	—	681
Deferred income taxes	41,654	17,155	14,343
Pension settlement cost	10,948	—	—
Net gain from sale of Torrance Facility	—	—	(37,449)
Net gains from sales of Spice Assets and other assets	466	(995)	(2,129)
ESOP and share-based compensation expense	3,674	3,822	3,959
Net losses on derivative instruments and investments	9,196	1,982	2,361
Change in operating assets and liabilities:
Accounts receivable	2,757	(4,628)	(14)
Inventories	16,192	(15,513)	(8,041)
Derivative (liabilities) assets, net	(18,901)	(7,782)	2,264
Other assets	114	1,073	22,932
Accounts payable	16,546	3,864	8,885
Accrued expenses and other liabilities	(7,201)	(4,579)	(12,560)
Net cash provided by operating activities	$35,450	$8,855	$42,112
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	$—	$(39,608)	$(25,853)
Purchases of property, plant and equipment	(34,760)	(35,443)	(45,195)
Purchases of assets for construction of New Facility	—	(1,577)	(39,754)
Proceeds from sales of property, plant and equipment	2,399	1,988	4,078
Net cash used in investing activities	$(32,361)	$(74,640)	$(106,724)
Cash flows from financing activities:
Proceeds from revolving credit facility	$50,642	$85,315	$77,985
Repayments on revolving credit facility	(48,429)	(23,149)	(50,473)
Proceeds from sale-leaseback financing obligation	—	—	42,455
Proceeds from New Facility lease financing obligation	—	—	16,346
Repayments of New Facility lease financing	—	—	(35,772)
Payments of capital lease obligations	(215)	(947)	(1,433)
Payment of financing costs	(1,049)	(579)	—
Proceeds from stock option exercises	507	1,342	688
Tax withholding payment - net share settlement of equity awards	—	—	(38)
Net cash provided by financing activities	$1,456	$61,982	$49,758
Net (decrease) increase in cash and cash equivalents	$4,545	$(3,803)	$(14,854)
Cash and cash equivalents at beginning of year	2,438	6,241	21,095
Cash and cash equivalents at end of year	$6,983	$2,438	$6,241
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
	For the Years Ended June 30,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,512	$3,177	$1,504
Cash paid for income taxes	$107	$144	$567
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases	$—	$—	$417
Net change in derivative assets and liabilities included in other comprehensive (loss) income, net of tax	$(2)	$(5,122)	$(2,390)
Non-cash additions to property, plant and equipment	$2,619	$2,814	$5,517
Non-cash portion of earnout receivable recognized—Spice Assets sale	$—	$298	$419
Non-cash portion of earnout payable recognized—China Mist acquisition	$—	$—	$500
Non-cash portion of earnout payable recognized—West Coast Coffee acquisition	$400	$—	$600
Non-cash working capital adjustment payable recognized—China Mist acquisition	$—	$—	$553
Non-cash receivable from West Coast Coffee—post-closing final working capital adjustment	$—	$218	$—
Non-cash post-closing working capital adjustment—Boyd Coffee acquisition	$2,277	$1,056	$—
Non-cash Issuance of 401-K shares of Common Stock	$37	$—	$—
Non-cash consideration given-Issuance of Series A Preferred Stock	$—	$11,756	$—
Option costs paid with exercised shares		$—	$550
Cumulative preferred dividends, undeclared and unpaid	$534	$389	$—

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Description of Business
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. The Company’s product categories consist of roast and ground coffee, frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee. The Company was founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. In fiscal 2017, the Company completed the construction and relocation of its corporate headquarter from Torrance, California to Northlake, Texas ("Northlake facility"), and began roasting coffee in the Northlake facility in the fourth quarter of fiscal 2017. The Company operates in one business segment.
The Company operates production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Scottsdale, Arizona.
The Company’s products reach its customers primarily in the following ways: through the Company’s nationwide direct-store-delivery or DSD network of 380 delivery routes and 104 branch warehouses as of June 30, 2019, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products through its DSD network, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are primarily made “off-truck” by the Company to its customers at their places of business.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All inter-company balances and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. The Company reviews its estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates and actual results may differ from those estimates.
Cash Equivalents
The Company considers all highly liquid investments with original maturity dates of 90 days or less to be cash equivalents. Fair values of cash equivalents approximate cost due to the short period of time to maturity.
Allowance for doubtful accounts
A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as large commercial customers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the account are determined to be uncollectible.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Derivative Instruments
The Company executes various derivative instruments to hedge its commodity price and interest rate risks. These derivative instruments consist primarily of forward, option and swap contracts. The Company reports the fair value of derivative instruments on its consolidated balance sheets in “Short-term derivative assets,” “Long-term derivative assets,” “Short-term derivative liabilities,” or “Other long-term liabilities.” The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades and reports these amounts on a gross basis. Additionally, the Company reports, if any, cash held on deposit in margin accounts for coffee-related derivative instruments on a gross basis on its consolidated balance sheet in “Restricted cash.”
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For interest rate swap derivative instruments designated as a cash flow hedge, the change in fair value of the derivative is reported as AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings.
Concentration of Credit Risk
At June 30, 2019, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2019 and 2018, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 28% and 20% of the Company’s trade accounts receivable balance was with five customers at June 30, 2019 and 2018, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.
Inventories
Inventories are valued at the lower of cost or net realizable value. Effective June 30, 2018, the Company changed its method of accounting for coffee, tea and culinary products from the last in, first out (“LIFO”) basis to the first in, first out ("FIFO") basis. The impact of this change in accounting principle has been reflected through retrospective application to the financial statements for each period presented. The Company continues to account for coffee brewing equipment parts on a FIFO basis. The Company regularly evaluates these inventories to determine the provision for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification.
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
Coffee Brewing Equipment and Service
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. See Note 11 for details of the depreciation amounts. Other non-depreciation expenses related to coffee brewing equipment provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. These non-depreciation expenses are also included in cost of goods sold, and were $33.9 million, $30.2 million and $26.3 million, for the years ended June 30, 2019, 2018 and 2017, respectively.

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
Revenue Recognition
The Company recognizes revenue in accordance with the way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company performs the following steps to determine revenue recognition for an arrangement: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the performance obligations are satisfied.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
On December 31, 2018, the Company froze the ESOP such that (i) no employees of the Company may commence participation in the ESOP on or after December 31, 2018; (ii) no Company contributions will be made to the ESOP with respect to services performed or compensation received after December 31, 2018; and (iii) the ESOP accounts of all individuals who are actively employed by the Company and participating in the ESOP on December 31, 2018 will be fully vested as of such date. Additionally, the Administrative Committee, with the consent of the Board of Directors, designated certain employees who were terminated in connection with certain reductions-in-force in 2018 to be fully vested in their ESOP accounts as of their severance dates.
Effective January 1, 2019, the Company amended and restated its 401(k) Plan to, among other things, provide for annual contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. See Note 13 for details.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company accounts for its goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company performs a qualitative assessment of goodwill and indefinite-lived intangible assets on its consolidated balance sheets, to determine if there is a more likely than not indication that its goodwill and indefinite-lived intangible assets are impaired as of January 31. If the indicators of impairment are present, the Company performs a quantitative assessment to determine the impairment of these assets as of the measurement date.
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
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of goods sold and selling expenses, depending on the nature of such costs. Shipping and handling costs included in cost of goods sold reflect inbound freight of raw materials and finished goods, and product loading and handling costs at the Company’s production facilities to the distribution centers and branches. Shipping and handling costs included in selling expenses consist primarily of those costs associated with moving finished goods to customers. Shipping and handling costs that were recorded as a component of the Company's selling expenses were $11.4 million, $11.9 million and $10.7 million, respectively, in the fiscal years ended June 30, 2019, 2018 and 2017.
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements which expire on or before June 30, 2022. At June 30, 2019 approximately 28% of the Company's workforce was covered by such agreements.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company's self-insurance for workers’ compensation liability includes estimated outstanding losses of unpaid claims, and allocated loss adjustment expenses (“ALAE”), case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses.
The estimated gross undiscounted workers’ compensation liability relating to such claims was $6.3 million and $7.1 million, as of June 30, 2019 and 2018, respectively and the estimated recovery from reinsurance was $0.9 million for both periods. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
At June 30, 2019 the Company had posted $1.4 million in cash and a $2.3 million letter of credit, and at June 30, 2018 the Company had posted $2.3 million in cash and a $2.0 million letter of credit, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages.
The estimated liability related to the Company's self-insured group medical insurance at June 30, 2019 and 2018 was $0.9 million and $1.6 million, respectively, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company is self-insured for general liability, product liability and commercial auto liability and accrues the cost of the insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $1.0 million and $1.7 million at June 30, 2019 and 2018, respectively. The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
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
The Company recognizes the overfunded or underfunded status of a defined benefit pension as an asset or liability on its consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. See Note 13.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
In March 2017, the FASB issued ASU 2017-07 to amend the requirements in GAAP related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. ASU 2017-07 updated the guidance on the presentation of net periodic pension cost and net periodic post-retirement pension cost, and requires the service cost component to be presented in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The guidance in ASU 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to use a retrospective transition method to adopt the requirement for separate income statement presentation of the service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. The Company adopted ASU 2017-07 beginning July 1, 2018 using a retrospective transition method. See the impact of the adoption of ASU 2017-07 in the table below.
In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business. The objective of adding the guidance is to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses and provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. If the screen is not met, the amendments (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace the missing elements. The guidance in ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively. The Company adopted ASU 2017-01 beginning July 1, 2018. The Company have applied the new guidance to all applicable transactions after the adoption date.
In November 2016, the FASB issued ASU 2016-18 that requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The guidance in ASU 2016-18 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 beginning July 1, 2018. Adoption of ASU 2016-18 did not have a material effect on the results of operations, financial position or cash flows of the Company.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

In May 2014, the FASB issued ASU 2014-09 to amend the accounting guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 replaces most existing revenue recognition guidance in GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015 and 2016, the FASB issued additional ASUs related to ASU 2014-09 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identification of performance obligations, and accounting for licenses, and included other improvements and practical expedients. ASU 2014-09 is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2014-09 beginning July 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Adoption of ASU 2014-09 did not have a material effect on the results of operations, financial position or cash flows of the Company. The Company has included expanded disclosures in this report related to revenue recognition in order to comply with ASU 2014-09. See Note 23.

Adoption of ASU 2017-07
The Company adopted ASU 2017-07 on July 1, 2018 using the retrospective transition method.
The adoption of this accounting standard resulted in a change in certain previously reported amounts, as follows:

	For the Year Ended June 30, 2018
(In thousands)	As Previously Reported	ASU 2017-07 Adjustments	As Adjusted
Cost of goods sold	$399,502	$(347)	$399,155
Gross profit	$207,042	$347	$207,389
Selling expenses	$154,539	$(1,148)	$153,391
General and administrative expenses	$47,863	$1,566	$49,429
Operating expenses	$205,918	$418	$206,336
Income from operations	$1,124	$(71)	$1,053
Interest expense	$(3,177)	$(6,580)	$(9,757)
Other, net	$1,071	$6,651	$7,722
Total other (expense) income	$(2,092)	$71	$(2,021)

	For the Year Ended June 30, 2017
(In thousands)	As Previously Reported	ASU 2017-07 Adjustments	As Adjusted
Cost of goods sold	$354,622	$27	$354,649
Gross profit	$186,878	$(27)	$186,851
Selling expenses	$133,329	$205	$133,534
General and administrative expenses	$42,933	$12	$42,945
Operating expenses	$147,700	$217	$147,917
Income from operations	$39,178	$(244)	$38,934
Interest expense	$(2,185)	$(6,416)	$(8,601)
Other, net	$(1,201)	$6,660	$5,459
Total other (expense) income	$(1,812)	$244	$(1,568)

New Accounting Pronouncements

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).  ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires certain disclosures about stranded tax effects.  The guidance in ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, and is effective for the Company beginning July 1, 2019 and should be applied either in the period of adoption or retrospectively.  Early adoption is permitted. The Company will adopt ASU 2018-02 beginning July 1, 2019. The adoption of ASU 2018-02 will not have a material effect on the results of operations, financial position or cash flows of the Company.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which introduces a new lessee model that brings substantially all leases onto the balance sheet. Under the new guidance, lessees are required to recognize a lease liability, which represents the discounted obligation to make lease payments and a related right-of-use asset. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” and ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provide additional guidance to consider when implementing ASU 2016-02. For public business entities, ASU 2016-02 is effective for financial statements issued for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted. The Company adopted the standard effective July 1, 2019, utilizing the modified retrospective transition method. The Company has completed its compilation of all leases and has preliminary concluded that the impact of the adoption of ASU 2016-02 is expected to be a recognition of right-of-use assets and lease liabilities of between $14 million and $19 million on its Consolidated Balance Sheets. The adoption is not expected to have a material impact on its Consolidated Statements of Operations or on other consolidated financial statements. The Company elected certain practical expedients provided in the guidance which allows it not to reassess whether

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

existing contracts are or contain leases, to not reassess the lease classification of any existing leases, to not reassess initial direct costs for any existing leases, and to not separate lease components for certain asset classes. The Company also made an accounting policy to exclude leases with a term of 12 months or less.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 3. Acquisitions
West Coast Coffee Company, Inc.
On February 7, 2017, the Company acquired substantially all of the assets and certain specified liabilities of West Coast Coffee, a coffee roaster and distributor with a focus on the convenience store, grocery and foodservice channels. As part of the transaction, the Company entered into a three-year lease on West Coast Coffee’s existing 20,400 square foot facility in Hillsboro, Oregon, which expires January 31, 2020, and assumed leases on six branch warehouses consisting of an aggregate of 24,150 square feet in Oregon, California and Nevada, expiring on various dates through November 2020. The Company acquired West Coast Coffee for aggregate purchase consideration of $15.5 million, which included $14.7 million in cash paid at closing including working capital adjustments of $1.2 million, post-closing final working capital adjustments of $0.2 million, and up to $1.0 million in contingent consideration to be paid as earnout if certain sales levels are achieved in the twenty-four months following the closing. This contingent earnout liability was estimated to have a fair value of $1.0 million and was recorded in other current liabilities on the Company’s consolidated balance sheet at June 30, 2019 and June 30, 2018. Total earnout amount of $1.0 million was paid in July 2019.
In fiscal 2017, the Company incurred $0.3 million in transaction costs related to the West Coast Coffee acquisition, consisting primarily of legal and accounting expenses, which are included in general and administrative expenses in the Company's consolidated statements of operations for the fiscal year ended June 30, 2017. No transaction costs were incurred in fiscal 2019 and 2018 relating to the West Coast Coffee acquisition.
The financial effect of this acquisition was not material to the Company’s consolidated financial statements. The Company has not presented pro forma results of operations for the acquisition because it is not significant to the Company's  consolidated results of operations.
The acquisition was accounted for as a business combination. The Company allocated $7.9 million of consideration transferred to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the $7.6 million remaining unallocated amount recorded as goodwill. The purchase price allocation is final.
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
At closing, as consideration for the purchase, the Company paid the Seller $38.9 million in cash from borrowings under its senior secured revolving credit facility, and issued to Boyd Coffee 14,700 shares of the Company’s Series A Preferred Stock Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), with a fair value of $11.8 million as of the Closing Date. Additionally, the Company held back $3.2 million in cash (“Holdback Cash Amount”) and 6,300 shares of Series A Preferred Stock (“Holdback Stock”) with a fair value of $4.8 million as of the Closing Date, for the satisfaction of any post-closing net working capital adjustment and to secure the Seller’s (and the other seller parties’) indemnification obligations under the purchase agreement.
In addition to the Holdback Cash, as part of the consideration for the purchase, at closing the Company held back $1.1 million in cash (the “Multiemployer Plan Holdback”) to pay, on behalf of the Seller, any assessment of withdrawal liability made against the Seller following the Closing Date in respect of the Seller’s multiemployer pension plan, which amount was recorded on the Company's consolidated balance sheet in "Other long-term liabilities" at June 30, 2018. On January 8, 2019, the Seller notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company timely paid from the Multiemployer Plan Holdback during the twelve months ended June 30, 2019. The Company has applied the remaining amount of the Multiemployer Plan Holdback of $0.5 million towards satisfaction of the Seller's post-closing net working capital deficiency under the Asset Purchase Agreement as of March 31, 2019 as described below.
The acquisition was accounted for as a business combination. The fair value of consideration transferred was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
During the year ended June 30, 2019 the Company satisfied the $6.3 million amount by applying the remaining amount of the Multiemployer Plan Holdback of $0.5 million, retaining all of the Holdback Cash Amount of $3.2 million and canceling 4,630 shares of Holdback Stock with a fair value of $2.3 million based on the stated value and deemed conversion price under the Asset Purchase Agreement. The Company has retained the remaining 1,670 shares of the Holdback Stock pending satisfaction of certain indemnification claims against the Seller following which the remaining Holdback Stock, if any, will be released to the Seller.

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
In connection with this acquisition, the Company recorded goodwill of $25.4 million, which is deductible for tax purposes. The Company also recorded $16.0 million in finite-lived intangible assets that included customer relationships and $3.1 million in indefinite-lived intangible assets that included a trade name/trademark. The amortization period for the finite-lived intangible

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

assets is 10.0 years.
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
The following table presents the net sales and income before taxes from the Boyd Business operations that are included in the Company’s consolidated statements of operations for the fiscal year ended June 30, 2019 and 2018:

(In thousands)	For the Year Ended June 30,
2018
Net sales	$67,385
Income before taxes	$1,572

The Company considers the acquisition to be material to the Company’s consolidated financial statements and has provided certain pro forma disclosures pursuant to ASC 805, “Business Combinations.”
The following table sets forth certain unaudited pro forma financial results for the Company for the fiscal years ended June 30, 2019, 2018 and 2017, as if the acquisition of the Boyd Business was consummated on the same terms as of the first day of the applicable fiscal year.

	For the Year Ended June 30,
(In thousands)	2018	2017
Net sales	$628,526	$636,969
(Loss) income before taxes	$(642)	$36,969
The unaudited pro forma financial results for the Company are based on estimates and assumptions, which the Company believes are reasonable. These results are not necessarily indicative of the Company’s consolidated statements of operations in future periods or the results that actually would have been realized had the Company acquired the Boyd Business during the periods presented.
At closing, the parties entered into a transition services agreement where the Seller agreed to provide certain accounting, marketing, human resources, information technology, sales and distribution and other administrative support during a transition period of up to 12 months. The Company also entered into a co-manufacturing agreement with the Seller for a transition period of up to 12 months as the Company transitions manufacturing into its production facilities. Amounts paid by the Company to the Seller for these services totaled $3.7 million and $25.4 million in the fiscal year ended June 30, 2019 and 2018, respectively.
The Company has incurred acquisition and integration costs related to the Boyd Business acquisition, consisting primarily of inventory mark downs, legal expenses, Boyd Coffee plant decommissioning and equipment relocation costs, and one-time payroll and benefit expenses, of $6.1 million and $7.6 million during the fiscal years ended June 30, 2019 and 2018, respectively, which are included in operating expenses in the Company's consolidated statements of operations.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 4. Restructuring Plans
Corporate Relocation Plan
On February 5, 2015, the Company announced the Corporate Relocation Plan to close its Torrance, California facility and relocate its corporate headquarters, product development lab, and manufacturing and distribution operations from Torrance, California to the Northlake facility. Approximately 350 positions were impacted as a result of the Torrance Facility closure. The Company’s decision resulted from a comprehensive review of alternatives designed to make the Company more competitive and better positioned to capitalize on growth opportunities.
During fiscal year ended June 30, 2019, the Company incurred $3.4 million in restructuring and other transition expenses associated with the assessment by the Western Conference of Teamsters Pension Trust (the “WCT Pension Trust”) of the Company’s share of the Western Conference of Teamsters Pension Plan (the “WCTPP”) unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan, of which the Company has paid $1.9 million and has outstanding contractual obligations of $1.5 million as of June 30, 2019.
Since the adoption of the Corporate Relocation Plan through June 30, 2019, the Company has recognized a total of $35.2 million in aggregate costs including $17.4 million in employee retention and separation benefits, $3.4 million in pension withdrawal liability, $7.0 million in facility-related costs related to the temporary office space, costs associated with the move of the Company’s headquarters, relocation of the Company’s Torrance operations and certain distribution operations and $7.4 million in other related costs. The Company also recognized from inception through June 30, 2019 non-cash depreciation expense of $2.3 million associated with the Torrance production facility resulting from the consolidation of coffee production operations with the Houston and Portland production facilities and $1.4 million in non-cash rent expense recognized in the sale-leaseback of the Torrance Facility.

DSD Restructuring Plan
On February 21, 2017, the Company announced the DSD Restructuring Plan to reorganize its DSD operations in an effort to realign functions into a channel-based selling organization, streamline operations, acquire certain channel specific expertise, and improve selling effectiveness and financial results. The strategic decision to undertake the DSD Restructuring Plan resulted from an ongoing operational review of various initiatives within the DSD selling organization. The Company had revised its estimated time of completion of the DSD Restructuring Plan from the end of calendar 2018 to the end of fiscal 2019.
The Company recognized approximately $4.5 million of pre-tax restructuring charges by the end of fiscal 2019 consisting of approximately $2.3 million in employee-related costs and contractual termination payments, including severance, prorated bonuses for bonus eligible employees and outplacement services, and $2.2 million in other related costs, including legal, recruiting, consulting, other professional services, and travel.
The following table sets forth the activity in liabilities associated with the DSD Restructuring Plan from the time of adoption through the fiscal year ended June 30, 2019:

(In thousands)	Balances as of June 30, 2017	Additions	Payments	Non-Cash Settled	Adjustments	Balances as of June 30, 2019
Employee-related costs	$—	$2,634	$2,605	$—	$—	$29
Other	—	1,949	1,918	—	(31)	—
Total	$—	$4,583	$4,523	$—	$(31)	$29

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table sets forth the expenses associated with the DSD Restructuring Plan for the fiscal year ended June 30, 2019, 2018 and 2017:

	Year Ended June 30,
(In thousands)	2019	2018	2017
Employee-related costs	$1,487	$612	$506
Other	284	429	1,205
Total	$1,771	$1,041	$1,711

Note  5. Sales of Assets
Sale of Spice Assets
In order to focus on its core products, on December 8, 2015, the Company completed the sale of the Spice Assets to Harris. The sale included substantially all of the Company’s personal property used exclusively in connection with the manufacture, processing and distribution of raw, processed and blended spices and certain other culinary products (collectively, the “Spice Assets”), including certain equipment; trademarks, trade names and other intellectual property assets; contract rights under sales and purchase orders and certain other agreements; and a list of certain customers, other than the Company’s DSD customers, and assumed certain liabilities relating to the Spice Assets. The Company received $6.0 million in cash at closing, and was eligible to receive an earnout amount of up to $5.0 million over a three year period based upon a percentage of certain institutional spice sales by Harris following the closing. Gain from the earnout on the sale was recognized when earned and when realization was assured beyond a reasonable doubt. The Company recognized $0.6 million, $0.8 million and $1.0 million in earnout during the fiscal years ended June 30, 2019, 2018 and 2017, respectively, which is included in “Net gains from sale of Spice Assets” in the Company's consolidated statements of operations. The sale of the Spice Assets did not represent a strategic shift for the Company and did not have a material impact on the Company's results of operations because the Company continues to sell a complete portfolio of spice and other culinary products purchased from Harris under a supply agreement to its DSD customers.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2019 and 2018:

	As of June 30,
(In thousands)	2019	2018
Derivative instruments designated as cash flow hedges:
Long coffee pounds	42,113	40,913
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	6,070	2,546
Total	48,183	43,459
Coffee-related derivative instruments designated as cash flow hedges outstanding as of June 30, 2019 will expire within 18 months. At June 30, 2019 and 2018 approximately 87% and 94%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) effective March 20, 2019, the Company on March 27, 2019, entered into a swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the revolving credit facility on a pari passu and pro rata basis with the principal of such loans. The Company has designated the Rate Swap derivative instruments as a cash flow hedge.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	As of June 30,		As of June 30,
(In thousands)	2019	2018	2019	2018
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$1,254	$—	$611	$—
Long-term derivative assets:
Coffee-related derivative instruments(2)	$671	$—	$3	$—
Short-term derivative liabilities:
Coffee-related derivative instruments(3)	$1,114	$3,081	$114	$219
Interest rate swap derivative instruments(3)	$246	$—	$—	$—
Long-term derivative liabilities:
Coffee-related derivative instruments(4)	$13	$386	$—	$—
Interest rate swap derivative instruments(4)	$1,599	$—	$—	$—
________________
(1) Included in “Short-term derivative assets” on the Company's consolidated balance sheets.
(2) Included in “Long-term derivative assets” on the Company's consolidated balance sheets.
(3) Included in “Short-term liabilities” on the Company's consolidated balance sheets.
(4) Included in “Other long-term liabilities” on the Company's consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”.

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2019	2018	2017
Net losses recognized in AOCI - Interest rate swap	$(1,791)	$—	$—	AOCI
Net gains recognized from AOCI to earnings - Interest rate swap	$46	$—	$—	Interest Expense
Net losses recognized in AOCI - Coffee-related	$(7,407)	$(8,420)	$(4,746)	AOCI
Net losses recognized in earnings - Coffee-related	$(9,242)	$(1,179)	$(835)	Costs of goods sold
Net gains (losses) recognized in earnings (ineffective portion)	$—	$48	$(456)	Other, net

For the fiscal years ended June 30, 2019, 2018 and 2017, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net losses (gains) on derivative instruments in the Company's consolidated statements of cash flows also includes net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the fiscal years ended June 30, 2019, 2018 and 2017. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2019	2018	2017
Net losses on coffee-related derivative instruments	$(2,252)	$(469)	$(1,812)
Net gains on investments	—	7	286
Net losses on derivative instruments and investments(1)	(2,252)	(462)	(1,526)
Non-operating pension and other postretirement benefit plans cost(2)	6,315	6,651	6,660
Other gains, net	103	1,533	325
Other, net	$4,166	$7,722	$5,459
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2019, 2018 and 2017.
(2) Presented in accordance with implementation of ASU 2017-07.
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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
June 30, 2019	Derivative Assets	$2,539	$(698)	$—	$1,841
	Derivative Liabilities	$3,086	$(698)	$—	$2,388
June 30, 2018	Derivative Assets	$—	$—	$—	$—
	Derivative Liabilities	$3,686	$—	$—	$3,686
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2019, $7.4 million of net losses on coffee-related derivative instruments designated as cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2019.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of June 30, 2019, $0.2 million of net losses on interest rate swap derivative instruments designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 7. Investments
In fiscal 2017, the Company liquidated substantially all of its trading securities to fund expenditures associated with its New Facility in Northlake, Texas. In fiscal 2018, the Company liquidated the remaining security and closed its preferred stock portfolio. The Company had no short-term investments at June 30, 2019 and 2018 and $0.4 million in short-term investments at June 30, 2017.
The following table shows gains and losses on trading securities:

	Year Ended June 30,
(In thousands)	2018	2017
Total gains recognized from trading securities	$7	$286
Less: Realized gains from sales of trading securities	7	1,909
Unrealized (losses) gains from trading securities	$—	$(1,623)

Note 8. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2019
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$1,925	$—	$1,925	$—
Coffee-related derivative liabilities(1)	$1,127	$—	$1,127	$—
Interest rate swap derivative liabilities(2)	$1,845	$—	$1,845	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$614	$—	$614	$—
Coffee-related derivative liabilities(1)	$114	$—	$114	$—

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2018
Derivative instruments designated as cash flow hedges:
Coffee-related derivative liabilities(1)	$3,467	$—	$3,467	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative liabilities(1)	$219	$—	219	$—
____________________

(1)	The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

(2)
The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

During the fiscal years ended June 30, 2019 and 2018, there were no transfers between the levels.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 9. Accounts Receivable, Net

	As of June 30,
(In thousands)	2019	2018
Trade receivables	$53,593	$54,547
Other receivables(1)	2,886	4,446
Allowance for doubtful accounts	(1,324)	(495)
Accounts receivable, net	$55,155	$58,498
__________
(1)Includes vendor rebates and other non-trade receivables.

Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2016	$(714)
Provision	(325)
Write-off	318
Balance at June 30, 2017	$(721)
Provision	(909)
Write-off	1,530
Recoveries	(395)
Balance at June 30, 2018	$(495)
Provision	(1,761)
Write-off	533
Recoveries	399
Balance at June 30, 2019	$(1,324)

Note 10. Inventories

	As of June 30,
(In thousands)	2019	2018
Coffee
Processed	$25,769	$26,882
Unprocessed	33,259	37,097
Total	$59,028	$63,979
Tea and culinary products
Processed	$21,767	$32,406
Unprocessed	74	1,161
Total	$21,841	$33,567
Coffee brewing equipment parts	$7,041	$6,885
Total inventories	$87,910	$104,431

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 11. Property, Plant and Equipment

	As of June 30,
(In thousands)	2019	2018
Buildings and facilities	$107,915	$108,590
Machinery and equipment	248,539	231,581
Equipment under capital leases	938	1,408
Capitalized software	27,666	24,569
Office furniture and equipment	14,035	13,721
	$399,093	$379,869
Accumulated depreciation	(225,826)	(209,498)
Land	16,191	16,218
Property, plant and equipment, net	$189,458	$186,589

Capital leases consisted mainly of vehicle leases at June 30, 2019 and 2018. Depreciation expense, which includes amortization expense recorded for assets under capital leases, was $31.1 million, $30.5 million, and $23.0 million, for the years ended June 30, 2019, 2018, and 2017, respectively.
The Company capitalized coffee brewing equipment (included in machinery and equipment) in the amounts of $14.9 million and $12.1 million in fiscal 2019 and 2018, respectively. Depreciation expense related to the capitalized coffee brewing equipment reported as cost of goods sold was $9.1 million, $8.6 million and $9.1 million in fiscal 2019, 2018 and 2017, respectively.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2019, 2018, and 2017 were $10.3 million, $9.6 million and $8.0 million, respectively.
Northlake Facility Costs
In fiscal 2017, the Company completed the construction of, and exercised the purchase option to acquire, the Northlake facility. The Company commenced distribution activities at the Northlake facility during the second quarter of fiscal 2017 and initial production activities late in the third quarter of fiscal 2017. The Company began roasting coffee in the Northlake facility in the fourth quarter of fiscal 2017. The Northlake facility received Safe Quality Food (SQF) certification in the third quarter of fiscal 2018.
As of completion of the Northlake facility construction, the Company has incurred and paid an aggregate of $60.8 million in construction costs, including $42.5 million to exercise the purchase option under the lease agreement to acquire the land and construction of the Northlake facility.
Northlake Facility Expansion
In the third quarter of fiscal 2018, the Company commenced a project to expand its production lines (the “Expansion Project”) in the Northlake facility, including expanding capacity to support the transition of acquired business. The Expansion Project includes (i) pre-construction services to define the Company’s criteria for the industrial capacity Expansion Project, (ii) specialized industrial design services for the Expansion Project, (iii) specialty industrial equipment procurement and installation, and (iv) all construction services necessary to complete any modifications to the facility in order to accommodate the production line expansion, and to provide power to that expanded production capability. As of the fiscal year ended June 30, 2019, the Company has paid a total of $24.9 million associated with the expansion project.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 12. Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of goodwill (in thousands):

Balance at June 30, 2017	$10,996
Final Purchase Price Allocation Adjustment (West Coast Coffee)	(167)
Additions (Boyd Coffee)	25,395
Balance at June 30, 2018	$36,224
Additions	—
Balance at June 30, 2019	$36,224
There was no impairment of goodwill recorded during the years ended June 30, 2019, 2018 and 2017.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		As of June 30,
	Weighted Average Amortization Period as of June 30, 2019	2019			2018
(In thousands)		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	7.7	$33,003	$(15,291)	$17,712	$33,003	$(12,903)	$20,100
Non-compete agreements	2.7	220	(122)	98	220	(81)	139
Recipes	4.3	930	(354)	576	930	(221)	709
Trade name/brand name	5.3	510	(346)	164	510	(271)	239
Total amortized intangible assets		$34,663	$(16,113)	$18,550	$34,663	$(13,476)	$21,187
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$10,328	$—	$10,328	$10,328	$—	$10,328
Total unamortized intangible assets		$10,328	$—	$10,328	$10,328	$—	$10,328
Total intangible assets		$44,991	$(16,113)	$28,878	$44,991	$(13,476)	$31,515

In fiscal 2018, the Company recorded an impairment charge related to indefinite-lived intangible assets and other intangible assets of $3.5 million and $0.3 million, respectively. There were no indefinite-lived intangible asset and other intangible assets impairment charges recorded in the fiscal years ended June 30, 2019 or 2017.
Amortization expense for the years ended June 30, 2019, 2018, and 2017 were $2.6 million, $2.4 million, and $0.7 million, respectively.
At June 30, 2019, future annual amortization of finite-lived intangible assets for the years 2020 through 2024 and thereafter is estimated to be (in thousands):

For the fiscal year ending:
June 30, 2020	$2,390
June 30, 2021	2,390
June 30, 2022	2,376
June 30, 2023	2,356
June 30, 2024	2,268
Thereafter	6,770
Total	$18,550

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 13. Employee Benefit Plans
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
As of June 30, 2019, the Company also has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees' Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze the participants in the plan are eligible to receive the Company's matching contributions to their 401(k).
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

Termination of the Farmer Bros. Plan triggered re-measurement and settlement of the Farmer Bros. Plan and re-measurement of the Brewmatic Plan. As a result of the distributions to the remaining plan participants of the Farmer Bros. Plan, the Company recognized a non-cash pension settlement charge of $10.9 million for the year ended June 30, 2019.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Farmer Bros. Plan As of June 30,		Brewmatic Plan As of June 30,		Hourly Employees’ Plan As of June 30,		Total
($ in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$137,175	$146,291	$3,724	$4,079	$4,040	$4,329	$144,939	$154,699
Interest cost	2,722	5,417	2,339	149	161	163	5,222	5,729
Actuarial (gain) loss	(1,571)	(5,956)	8,482	(227)	349	(370)	7,260	(6,553)
Benefits paid	(3,574)	(8,577)	(3,097)	(277)	(75)	(82)	(6,746)	(8,936)
Pension settlement	(3,162)	—	(21,286)	—	—	—	(24,448)	—
Other - Plan merger	$(131,590)	—	131,590	—	—	—	—	—
Projected benefit obligation at the end of the year	$—	$137,175	$121,752	$3,724	$4,475	$4,040	$126,227	$144,939
Change in plan assets
Fair value of plan assets at the beginning of the year	$97,211	$97,304	$3,719	$3,115	$3,629	$2,999	$104,559	$103,418
Actual return on plan assets	(6,236)	5,874	9,325	201	224	198	3,313	6,273
Employer contributions	1,525	2,610	1,800	680	—	514	3,325	3,804
Benefits paid	(3,574)	(8,577)	(3,097)	(277)	(75)	(82)	(6,746)	(8,936)
Pension settlement	(3,162)	—	(22,100)	—	—	—	(25,262)	—
Other - Plan merger	(85,764)	—	85,764	—	—	—	—	—
Fair value of plan assets at the end of the year	$—	$97,211	$75,411	$3,719	$3,778	$3,629	$79,189	$104,559
Funded status at end of year (underfunded) overfunded	$—	$(39,964)	$(46,341)	$(5)	$(697)	$(411)	$(47,038)	$(40,380)
Amounts recognized in consolidated balance sheets
Non-current liabilities	—	(39,964)	(46,341)	(5)	(697)	(411)	(47,038)	(40,380)
Total	$—	$(39,964)	$(46,341)	$(5)	$(697)	$(411)	$(47,038)	$(40,380)
Amounts recognized in AOCI
Net loss	—	51,079	50,080	1,788	565	218	50,645	53,085
Total AOCI (not adjusted for applicable tax)	$—	$51,079	$50,080	$1,788	$565	$218	$50,645	$53,085
Weighted average assumptions used to determine benefit obligations
Discount rate	4.10%	4.05%	3.45%	4.05%	3.45%	4.05%	4.05%	4.05%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost
Interest cost	2,722	5,417	2,339	149	161	163	5,222	5,729
Expected return on plan assets	(2,767)	(5,490)	(2,257)	(161)	(222)	(173)	(5,246)	(5,824)
Amortization of net loss	710	1,588	796	80	—	6	1,506	1,674
Pension settlement charge	1,356	—	9,586	—	—	—	10,942	—
Net periodic benefit cost	$2,021	$1,515	$10,464	$68	$(61)	$(4)	$12,424	$1,579
Other changes recognized in OCI
Net loss	$7,433	$(6,340)	$1,413	$(267)	$347	$(394)	$9,193	$(7,001)
Prior service cost (credit)	—	—	—	—	—	—	—	—
Amortization of net loss	(710)	(1,588)	(796)	(80)	—	(6)	(1,506)	(1,674)
Pension settlement charge	(1,356)	—	(9,586)	—	—	—	(10,942)	—
Allocation of net Loss - Plan merger	(56,446)	—	56,446	—	—	—	—	—
Net loss due to annuity purchase	—	—	814	—	—	—	814	—
Total recognized in OCI	$(51,079)	$(7,928)	$48,291	$(347)	$347	$(400)	$(2,441)	$(8,675)
Total recognized in net periodic benefit cost and OCI	$(49,058)	$(6,413)	$58,755	$(279)	$286	$(404)	$9,983	$(7,096)
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.05%	3.80%	4.10%	3.80%	4.05%	3.80%	4.05%	3.80%
Expected long-term return on plan assets	—%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Basis Used to Determine Expected Long-term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions (CMA) 2018. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA 2018 is 20 to 30 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Additional Disclosures

	Farmer Bros. Plan June 30,		Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2019	2018	2019	2018	2019	2018	2019	2018
Comparison of obligations to plan assets
Projected benefit obligation	$—	$137,175	$121,752	$3,724	$4,475	$4,040	$126,227	$144,939
Accumulated benefit obligation	$—	$137,175	$121,752	$3,724	$4,475	$4,040	$126,227	$144,939
Fair value of plan assets at measurement date	$—	$97,211	$75,411	$3,719	$3,778	$3,629	$79,189	$104,559
Plan assets by category
Equity securities	$—	$63,547	$48,464	$2,431	$2,440	$2,341	$50,904	$68,319
Debt securities	—	27,608	22,461	1,056	1,100	1,065	23,561	29,729
Real estate	—	6,056	4,486	232	238	223	4,724	6,511
Total	$—	$97,211	$75,411	$3,719	$3,778	$3,629	$79,189	$104,559
Plan assets by category
Equity securities	—%	66%	64%	66%	65%	65%	64%	65%
Debt securities	—%	28%	30%	28%	29%	29%	30%	29%
Real estate	—%	6%	6%	6%	6%	6%	6%	6%
Total	—%	100%	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	As of June 30, 2019
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Brewmatic Plan	$75,411	$—	$—	$—	$75,411
Hourly Employees’ Plan	$3,778	$—	$—	$—	$3,778
	As of June 30, 2018
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$97,211	$—	$—	$—	$97,211
Brewmatic Plan	$3,719	$—	$—	$—	$3,719
Hourly Employees’ Plan	$3,629	$—	$—	$—	$3,629
The following is the target asset allocation for the Company's single employer pension plans— Brewmatic Plan and Hourly Employees' Plan—for fiscal 2020:

Fiscal 2020
U.S. large cap equity securities	37.0%
U.S. small cap equity securities	4.6%
International equity securities	22.4%
Debt securities	30.0%
Real estate	6.0%
Total	100.0%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2020, the Company expects to recognize net periodic benefit costs of $1.4 million for the Brewmatic Plan and recognize net periodic benefit credit of $75,000 for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2020, the Company expects to contribute $4.0 million to the Brewmatic Plan and does not expect to contribute to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from single employer pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Brewmatic Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2020	$6,720	$130
June 30, 2021	$6,550	$150
June 30, 2022	$6,770	$160
June 30, 2023	$6,940	$180
June 30, 2024	$7,060	$190
June 30, 2025 to June 30, 2029	$35,450	$1,100
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
The Company received a letter dated July 10, 2018 from the WCT Pension Trust assessing withdrawal liability against the Company for a share of the WCTPP unfunded vested benefits, on the basis claimed by the WCT Pension Trust that employment actions by the Company in 2016 in connection with the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP. The Company agreed with the WCT Pension Trust’s assessment of pension withdrawal liability in the amount of $3.4 million, including interest, which is payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822, commencing September 10, 2018. At June 30, 2019 the Company had $1.5 million on its consolidated balance sheet relating to this obligation in “Accrued payroll expenses.”
In fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund (“Pension Fund”) and recorded a charge of $4.3 million associated with withdrawal from this plan, representing the present value of the estimated withdrawal liability expected to be paid in quarterly installments of $0.1 million over 80 quarters. On November 18, 2014, the Pension Fund sent the Company a notice of assessment of withdrawal liability in the amount of $4.4 million, which the Pension Fund adjusted to $4.9 million on January 5, 2015. In December 2018, the parties agreed to settle the Company’s remaining withdrawal liability to the Local 807 Pension Fund for a lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. At June 30, 2019, the Company has paid the Local 807 Pension Fund $3.0 million and has accrued $0.2 million within “Accrued pension liabilities” on the Company’s condensed consolidated balance sheet.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Contributions made by the Company to the multiemployer pension plans are as follows:

(In thousands)	WCTPP(1)(2)(3)	All Other Plans(4)
Year Ended:
June 30, 2019	$3,634	$39
June 30, 2018	$1,605	$35
June 30, 2017	$2,114	$39
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's FASB Disclosure Statement for the calendar year ended December 31, 2018.

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

Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expires on or before June 30, 2022. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2019, 2018 and 2017 were $5.2 million, $4.8 million and $5.3 million, respectively. The Company expects to contribute an aggregate of $5.8 million towards multiemployer plans other than pension plans in fiscal 2020.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

401(k) Plan
The Company's 401(k) Plan is available to all eligible employees. The Company's 401(k) match portion is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors. The Company matching contribution for the calendar years 2019, 2018 and 2017, was 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The Company recorded matching contributions of $2.2 million, $2.0 million and $1.6 million in operating expenses for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Effective January 1, 2019, the Company amended and restated the 401(k) Plan to, among other things, provide for: (i) an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation; (ii) an elective matching contribution for non-collectively bargained employees and certain union-represented employees equal to 100% of the first 3% of such eligible participant’s tax-deferred contributions to the 401(k) Plan; and (iii) profit-sharing contributions at the Company’s discretion. Participants are immediately vested in their contributions, the safe harbor non-elective contributions, the employer’s elective matching contributions, and the employer’s discretionary contributions. For the fiscal year ended June 30, 2019, the Company contributed a total of 90,105 shares of the Company’s common stock with a value of $1.6 million to eligible participants’ annual plan compensation. In July 2019, 52,534 shares of the 90,105 shares were issued.

Postretirement Benefits
The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”). The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 3.6% at June 30, 2019. The Company projects an initial medical trend rate of 8.1% in fiscal 2020, ultimately reducing to 4.5% in 10 years.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the fiscal years ended June 30, 2019, 2018 and 2017. Net periodic postretirement benefit cost for fiscal 2019 was based on employee census information as of June 30, 2019.

	Year Ended June 30,
(In thousands)	2019	2018	2017
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$530	$609	$760
Interest cost	887	835	829
Amortization of net gain	(834)	(841)	(630)
Amortization of prior service credit	(1,757)	(1,757)	(1,757)
Net periodic postretirement benefit (credit) cost	$(1,174)	$(1,154)	$(798)
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

Amortization Schedule
Transition (Asset) Obligation: The transition (asset) obligations have been fully amortized.
Prior service cost (credit)-Medical only ($ in thousands):

Date Established	Balance at July 1, 2019	Annual Amortization	Years Remaining
January 1, 2008	$(41)	$41	0.2
July 1, 2012	(6,895)	1,527	4.5
	$(6,936)	$1,568

	Retiree Medical Plan		Death Benefit
	Year Ended June 30,		Year Ended June 30,
($ in thousands)	2019	2018	2019	2018
Amortization of Net (Gain) Loss:
Net (gain) loss as of July 1	$(7,039)	$(9,206)	$1,878	$1,201
Net (gain) loss subject to amortization	(7,039)	(9,206)	1,878	1,201
Corridor (10% of greater of APBO or assets)	1,490	1,280	919	(848)
Net (gain) loss in excess of corridor	$(5,549)	$(7,926)	$2,797	$353
Amortization years	8.6	8.9	6.5	6.4

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

 The following tables provide a reconciliation of the benefit obligation and plan assets:

	As of June 30,
(In thousands)	2019	2018
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$21,283	$20,680
Service cost	530	609
Interest cost	887	835
Participant contributions	605	699
Actuarial gains (losses)	2,010	(70)
Benefits paid	(1,223)	(1,470)
Projected postretirement benefit obligation at end of year	$24,092	$21,283

	Year Ended June 30,
(In thousands)	2019	2018
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	618	771
Participant contributions	605	699
Benefits paid	(1,223)	(1,470)
Fair value of plan assets at end of year	$—	$—
Projected postretirement benefit obligation at end of year	24,092	21,283
Funded status of plan	$(24,092)	$(21,283)

	June 30,
(In thousands)	2019	2018
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(1,068)	$(810)
Non-current liabilities	(23,024)	(20,473)
Total	$(24,092)	$(21,283)

	Year Ended June 30,
(In thousands)	2019	2018
Amounts Recognized in AOCI Consist of:
Net gain	$(5,160)	$(8,005)
Prior service credit	(6,936)	(8,693)
Total AOCI	$(12,096)	$(16,698)

	Year Ended June 30,
(In thousands)	2019	2018
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Unrecognized actuarial gains (loss)	$2,010	$(70)
Amortization of net loss	835	840
Amortization of prior service cost	1,757	1,757
Total recognized in OCI	4,602	2,527
Net periodic benefit cost	(1,174)	(1,154)
Total recognized in net periodic benefit credit and OCI	$3,428	$1,373
The estimated net gain and prior service credit that will be amortized from AOCI into net periodic benefit cost in fiscal 2020 are $0.6 million and $1.6 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2020	$1,087
June 30, 2021	$1,138
June 30, 2022	$1,173
June 30, 2023	$1,220
June 30, 2024	$1,248
June 30, 2025 to June 30, 2029	$7,116

Expected Contributions:
June 30, 2020	$1,087
Sensitivity in Fiscal 2020 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2020:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$67	$(58)
Effect on accumulated postretirement benefit obligation	$814	$(745)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 14. Revolving Credit Facility
On November 6, 2018, the Company entered into a new $150.0 million senior secured revolving credit facility (the “New Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The New Revolving Facility includes an accordion feature whereby the Company may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Effective March 27, 2019, the Company entered into a Rate Swap utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the New Revolving Facility on a pari passu and pro rata basis with the principal of such loans. The Company has designated the Rate Swap derivative instruments as a cash flow hedge.
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
The New Revolving Facility replaced, by way of amendment and restatement, the Company’s senior secured revolving credit facility (the “Prior Revolving Facility”) with JPMorgan Chase Bank, N.A. and SunTrust Bank, with revolving commitments of $125.0 million as of September 30, 2018 and $135.0 million as of October 18, 2018 (the “Third Amendment Effective Date”), subject to an accordion feature. Under the Prior Revolving Facility, as amended, advances were based on the Company’s eligible accounts receivable, inventory and equipment, the value of certain real property and trademarks, and an amount based on the lesser of $10.0 million (subject to monthly reduction) and the sum of certain eligible accounts receivable and inventory, less required reserves. The commitment fee was a flat fee of 0.25% per annum. Outstanding obligations were collateralized by all of the Company’s assets, excluding, amongst other things, certain real property not included in the borrowing base. Borrowings under the Prior Revolving Facility bore interest based on average historical excess availability levels with a range of PRIME - 0.25% to PRIME + 0.50% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 2.00%; provided, that, after the Third Amendment Effective Date, (i) the applicable rate was PRIME + 0.25% or Adjusted LIBO Rate + 1.75%; and (ii) loans up to certain formula amounts were subject to an additional margin ranging from 0.375% to 0.50%. The Prior Revolving Facility included a variety of affirmative and negative covenants of types customary in an asset-based lending facility, including a financial covenant relating to the maintenance of a fixed charge coverage ratio, and provided for customary events of default.
At June 30, 2019, the Company was eligible to borrow up to a total of $150.0 million under the New Revolving Facility and had outstanding borrowings of $92.0 million and had utilized $2.3 million of the letters of credit sublimit. At June 30, 2019 and 2018, the weighted average interest rate on the Company’s outstanding borrowings subject to interest rate variability under the New Revolving Facility was 3.98% and 4.10%, respectively, and the Company was in compliance with all of the covenants under the New Revolving Facility.
The Company classifies borrowings contractually due to be settled one year or less as short-term and more than one year as long-term. Outstanding borrowings under the Company’s revolving credit facility were classified on the Company’s consolidated balance sheets as “Long-term borrowings under revolving credit facility” at June 30, 2019 and “Short-Term borrowings under revolving credit facility” at June 30, 2018.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 15. Employee Stock Ownership Plan
As of December 31, 2018, the Company froze the ESOP such that (i) no employees of the Company may commence participation in the ESOP on or after December 31, 2018; (ii) no Company contributions will be made to the ESOP with respect to services performed or compensation received after December 31, 2018; and (iii) the ESOP accounts of all individuals who are actively employed by the Company and participating in the ESOP on December 31, 2018 will be fully vested as of such date. Additionally, the Administrative Committee, with the consent of the Board of Directors, designated certain employees who were terminated in connection with certain reductions-in-force in 2018 to be fully vested in their ESOP accounts as of their severance dates.
The Company’s ESOP was established in 2000. The plan was a leveraged ESOP in which the Company was the lender. One of the two loans established to fund the ESOP matured in fiscal 2016 and the remaining loan was scheduled to mature in December 2018. The loan was repaid from the Company’s discretionary plan contributions over the original 15 year term with a variable rate of interest. The annual interest rate was 3.71% at December 31, 2018 when the plan was frozen.

	As of June 30,
	2019	2018	2017
Loan amount (in thousands)	$—	$2,145	$4,289
Shares were held by the plan trustee for allocation among participants as the loan was repaid. The unencumbered shares were allocated to participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
Historically, the Company used the dividends, if any, on ESOP shares to pay down the loans, and allocated to the ESOP participant shares equivalent to the fair market value of the dividends they would have received. No dividends were paid in fiscal 2019, 2018 or 2017.
During the fiscal years ended June 30, 2019, 2018 and 2017, the Company charged $0.9 million, $2.3 million and $2.5 million, respectively, to compensation expense related to the ESOP. The difference between cost and fair market value of committed to be released shares was recorded as additional paid-in-capital.

	As of June 30,
	2019	2018
Allocated shares	1,393,530	1,502,323
Committed to be released shares	—	73,826
Unallocated shares	—	72,114
Total ESOP shares	1,393,530	1,648,263

(In thousands)
Fair value of ESOP shares	$22,812	$50,354

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of June 30, 2019, there were 1,021,771 maximum shares available under the 2017 Plan including shares that were forfeited under the Prior Plans of which 740,429 shares remain available for future issuance. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of NQO vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted on the date of the grant during the fiscal years ended June 30, 2019, 2018 and 2017:

	Year Ended June 30,
	2019	2018	2017
Weighted average fair value of NQOs	$7.78	$10.41	$—
Risk-free interest rate	3.0%	2.0%	—%
Dividend yield	—%	—%	—%
Average expected term	4.6 years	4.6 years	0
Expected stock price volatility	29.6%	35.4%	—%
The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options. The average expected term is based on historical weighted time outstanding and the expected weighted time outstanding calculated by assuming the settlement of outstanding awards at the midpoint between the vesting date and the end of the contractual term of the award. Currently, management estimates an annual forfeiture rate of 13.0% based on actual forfeiture experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table summarizes NQO activity for the year ended June 30, 2019:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2018	161,324	26.82	5.1	741
Granted	154,263	25.04	—	—
Exercised	(28,798)	11.32	—	466
Forfeited	(87,861)	27.53	—	—
Expired	(879)	31.70	—	—
Outstanding at June 30, 2019	198,049	27.35	5.25	40
Exercisable at June 30, 2019	50,229	27.72	2.93	40

The weighted-average grant-date fair value of options granted during the year ended June 30, 2019 was $8.66.
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $16.37 at June 28, 2019 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal period above represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
The Company received $0.3 million, $1.1 million and $0.5 million in proceeds from exercises of vested NQOs in fiscal 2019, 2018 and 2017, respectively.
As of June 30, 2019 and 2018, respectively, there was $1.1 million and $1.0 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at June 30, 2019 is expected to be recognized over the weighted average period of 2.03 years. Total compensation expense for NQOs was $0.5 million, $0.3 million and $0.1 million in fiscal 2019, 2018 and 2017, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
PNQ shares granted for each fiscal year are subject to forfeiture if a target modified net income goal is not attained. For this purpose, “Modified Net Income” is defined as net income (GAAP) before taxes and excluding any gains or losses from sales of assets, and excluding the effect of restructuring and other transition expenses. These PNQs have an exercise price equal the closing price of the Company’s common stock on the date of grant. One-third of the total number of shares subject to each such stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for PNQs granted during the fiscal year ended, June 30, 2017, (PNQ shares were not granted during the fiscal years ended June 30, 2019 and 2018):

Year Ended June 30,
2017
Weighted average fair value of PNQs	$11.42
Risk-free interest rate	1.5%
Dividend yield	—%
Average expected term	4.9 years
Expected stock price volatility	37.7%

The following table summarizes PNQ activity for the year ended June 30, 2019:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2018	300,708	27.08	4.0	1,207
Granted	—	—	—	—
Exercised	(5,806)	22.70	—	—
Forfeited	(50,451)	31.45	—	—
Expired	(14,490)	27.50	—	—
Outstanding at June 30, 2019	229,961	26.21	1.23	—
Exercisable at June 30, 2019	203,021	25.48	0.86	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $16.37 at June 28, 2019 and $30.55 at June 29, 2018, representing the last trading day of the respective fiscal years, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in each fiscal period represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
The Company received $0.1 million, $0.3 million and $0.2 million in proceeds from exercises of vested PNQs in fiscal 2019, 2018 and 2017, respectively.
As of June 30, 2019 and 2018, there was $39.7 thousand and $0.5 million, respectively, of unrecognized compensation cost related to PNQs. The unrecognized compensation cost related to PNQs at June 30, 2019 is expected to be recognized over the weighted average period of 0.36 years. Total compensation expense related to PNQs in fiscal 2019, 2018 and 2017 was $0.3 million, $0.8 million and $1.1 million, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Restricted Stock
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
The following table summarizes restricted stock activity for the year ended June 30, 2019:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2018	14,958	33.48
Granted	30,352	20.8
Exercised/Released	(13,254)	33.7
Cancelled/Forfeited	—	—
Outstanding and nonvested at June 30, 2019	32,056	21.1

The total grant-date fair value of restricted stock granted during the year ended June 30, 2019 was $0.7 million.

As of June 30, 2019 and 2018, there was 0.4 million and $0.3 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2019 is expected to be recognized over the weighted average period of 0.74 years. Total compensation expense for restricted stock was $23.0 thousand, $0.3 million and $0.2 million, for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Performance-Based Restricted Stock Units (“PBRSUs”)
The PBRSU awards cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals during the performance periods, subject to certain continued employment conditions and subject to acceleration provisions of the 2017 Plan and restricted stock unit agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 150% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period. PBRSUs are expected to vest net of estimated forfeitures.
The following table summarizes PBRSU activity for the year ended June 30, 2019:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2018	35,732	31.70
Granted(1)	47,928	25.04
Vested/Released	—	—
Cancelled/Forfeited	(32,423)	28.19
Outstanding and nonvested at June 30, 2019	51,237	27.69
Expected to vest at June 30, 2019	—	—

The total grant-date fair value of PBRSUs granted during the year ended June 30, 2019 was $1.2 million.

As of June 30, 2019 and 2018, there was $0.3 million and $0.9 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at June 30, 2019 is expected to be recognized over the weighted average period of 2.04 years. Total compensation expense for PBRSUs was $0.2 million for the year ended June 30, 2018. There was no compensation expense for PBRSUs for the fiscal years ended June 30, 2019 and 2017.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 17. Other Current Liabilities
Other current liabilities consist of the following:

	As of June 30,
(In thousands)	2019	2018
Accrued postretirement benefits	$1,068	$810
Accrued workers’ compensation liabilities	1,495	1,698
Short-term pension liabilities(1)	—	3,761
Earnout payable(2)	1,000	600
Working capital dispute payable(3)	354	—
Other(4)	3,392	3,790
Other current liabilities	$7,309	$10,659
___________
(1) Amount recorded at June 30, 2018 represents the present value of the Company’s estimated withdrawal liability under the Local 807 Pension Fund, which was settled as of December 31, 2018.
(2) Represents the estimated fair value of earnout payable in connection with the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017.
(3) Represents accrued expenses related to working capital disputes in connection with the Company's acquisition of Boyd Coffee on October 2, 2017.
(4) Includes accrued property taxes, sales and use taxes, insurance liabilities and the current portion of cumulative preferred dividends, undeclared and unpaid.

Note 18. Other Long-Term Liabilities
Other long-term liabilities include the following:

	As of June 30,
(In thousands)	2019	2018
Long-term obligations under capital leases	$(2)	$58
Derivative liabilities—noncurrent	1,612	386
Multiemployer Plan Holdback—Boyd Coffee (1)	—	1,056
Cumulative preferred dividends, undeclared and unpaid—noncurrent	618	312
Deferred income taxes (2)	1,795	—
Other long-term liabilities	$4,023	$1,812
___________
(1) On January 8, 2019, Boyd Coffee notified the Company of the assessment of $0.5 million in withdrawal liability against the Seller, which the Company timely paid from the Multiemployer Plan Holdback during the three months ended March 31, 2019. The Company has applied the remaining amount of the Multiemployer Plan Holdback of $0.5 million towards satisfaction of the Seller’s post-closing net working capital deficiency under the Asset Purchase Agreement as of June 30, 2019.
(2) Represents deferred tax liabilities that have an indefinite reversal pattern.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 19. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	For the Years Ended June 30,
(In thousands)	2019	2018	2017
Current:
Federal	$(1,774)	$101	$132
State	231	56	340
Total current income tax (benefit) expense	(1,543)	157	472
Deferred:
Federal	30,618	17,090	12,120
State	11,036	65	2,223
Total deferred income tax expense	41,654	17,155	14,343
Income tax expense	$40,111	$17,312	$14,815

A reconciliation of income tax expense to the federal statutory tax rate is as follows:

	For the Years Ended June 30,
(In thousands)	2019	2018	2017
Statutory tax rate	21%	28%	35%
Income tax (benefit) expense at statutory rate	$(7,032)	$(272)	$13,078
State income tax (benefit) expense, net of federal tax benefit	(1,295)	12	1,707
Dividend income exclusion	—	—	(134)
Valuation allowance	50,123	283	(14)
Change in tax rate	124	18,022	(54)
Retiree life insurance	—	19	1
Other (net)	(1,809)	(752)	231
Income tax expense	$40,111	$17,312	$14,815

On December 22, 2017, the President of the United States signed into law the Tax Act. The SEC subsequently issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. Under SAB 118, companies are able to record a reasonable estimate of the impacts of the Tax Act if one is able to be determined and report it as a provisional amount during the measurement period. The measurement period is not to extend beyond one year from the enactment date. Impacts of the Tax Act that a company is not able to make a reasonable estimate for should not be recorded until a reasonable estimate can be made during the measurement period. The incremental net tax impact recorded upon completion of the analysis of the income tax effects of the U.S. tax law changes was not material to our Consolidated Condensed Financial Statements.

Pursuant to the Tax Act, the federal corporate tax rate was reduced to 21.0%, effective for the tax years beginning on or after January 1, 2018. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future. The provisional amount recorded in fiscal 2018 relating to the re-measurement of the Company’s deferred tax balances as a result of the reduction in the corporate tax rate was $18.0 million. The Company finalized its assessment of the income tax effects of the Tax Act in the second quarter of fiscal years ended June 30, 2019.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	As of June 30,
(In thousands)	2019	2018
Deferred tax assets:
Postretirement benefits	$20,775	$18,862
Accrued liabilities	5,042	4,754
Net operating loss carryforwards	37,768	32,552
Other	5,950	6,728
Total deferred tax assets	69,535	62,896
Deferred tax liabilities:
Fixed assets	(15,562)	(16,156)
Other	(3,749)	(5,536)
Total deferred tax liabilities	(19,311)	(21,692)
Valuation allowance	(52,019)	(1,896)
Net deferred tax assets (liabilities)	$(1,795)	$39,308
As a result of adopting ASU 2016-09 in fiscal 2018 on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings, the table of deferred tax assets and liabilities shown above includes deferred tax assets at June 30, 2017 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.
At June 30, 2019, the Company had approximately $146.8 million in federal and $113.4 million in state net operating loss carryforwards that will expire from June 30, 2020 to June 30, 2030. Additionally, at June 30, 2019, the Company had $0.8 million of federal business tax credits that will expire from June 30, 2025 to June 30, 2038 and approximately $1.7 million of federal alternative minimum tax credits that do not expire, and of which $0.8 million is currently refundable.
At June 30, 2019, the Company had total deferred tax assets of $69.5 million and net deferred tax assets of $50.2 million before valuation allowance of $52.0 million. In assessing if the deferred tax assets will be realized, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.
For the years ended June 30, 2019, 2018 and 2017, due to recent cumulative losses, the Company conclude that certain federal and state net operating loss carry forwards and tax credit carryovers will not be utilized before expiration. The amounts of valuation allowance recorded in the Consolidated Balance Sheets were $52.0 million, $1.9 million and $1.6 million to reduce deferred tax assets in fiscal 2019, 2018 and 2017, respectively. The Company's valuation allowance increased in fiscal 2019 and 2018 by $50.1 million and $0.3 million, respectively.
As of, and for the three years ended June 30, 2019, 2018 and 2017, the Company had no significant uncertain tax positions.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2016. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no amount of interest and penalties recognized in the Consolidated Balance Sheets in the fiscal years ended June 30, 2019 and 2018, associated with uncertain tax positions. Additionally, the Company did not record any income tax expense related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 20. Net (Loss) Income Per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested restricted stock, performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, during the periods presented.
The following table presents the computation of basic and diluted earnings per common share:

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2019	2018	2017
Undistributed net (loss) income available to common stockholders	$(74,054)	$(18,652)	$22,524
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(76)	(17)	27
Net (loss) income available to common stockholders—basic	$(74,130)	$(18,669)	$22,551

Weighted average common shares outstanding—basic	16,996,354	16,815,020	16,668,745
Effect of dilutive securities:
Shares issuable under stock options	—	—	117,007
Weighted average common shares outstanding—diluted	16,996,354	16,815,020	16,785,752
Net (loss) income per common share available to common stockholders—basic	$(4.36)	$(1.11)	$1.35
Net (loss) income per common share available to common stockholders—diluted	$(4.36)	$(1.11)	$1.34

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Years Ended June 30,
(In thousands)	2019	2018	2017
Shares issuable under stock options	—	462,032	24,671
Shares issuable under convertible preferred stock	407,734	393,769	—
Shares issuable under PBRSUs	—	35,732	—

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 21. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
Series A Convertible Participating Cumulative Perpetual Preferred Stock
The Series A Preferred Stock (a) pays a dividend, when, as and if declared by the Company’s Board of Directors, of 3.5% APR of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and (c) has a conversion price of $38.32. Dividends may be paid in cash. The Company accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At June 30, 2019, the Company had undeclared and unpaid preferred dividends of $924,347 on 14,700 issued and outstanding shares of Series A Preferred Stock. Series A Preferred Stock is a participating security and has rights to earnings that otherwise would have been available to holders of the Company's common stock. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock and are entitled to share in the dividends on the Company's common stock, when declared. Each share of Series A Preferred Stock is convertible into the number of shares of the Company’s common stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations) equal to the stated value per share of Series A Preferred Stock divided by the conversion price of $38.32. Series A Preferred Stock is a perpetual stock and is not redeemable at the election of the Company or any holder. Based on its characteristics, the Company classified Series A Preferred Stock as permanent equity.
At June 30, 2019, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,063	15,624	$924	$15,624

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 22. Commitments and Contingencies
Operating Leases
The Company leases buildings, machinery and equipment, computer hardware and furniture and fixtures. All contractual increases and rent-free periods included in the lease contract are taken into account when calculating the minimum lease payment and are recognized on a straight-line basis over the lease term. Certain leases have renewal periods which are not included in the table below. The leases expire in various years ranging from 2020 to 2028.
Rent expenses paid for the fiscal years ended June 30, 2019, 2018 and 2017 were $6.4 million, $5.5 million and $5.1 million, respectively.
The minimum annual payments under operating leases are as follows:

(In thousands)	Operating Lease Obligations
Year Ended June 30,
2020	$4,434
2021	3,238
2022	2,472
2023	2,131
2024	2,025
Thereafter	4,389
Total	$18,689

Capital Leases

(In thousands)	Capital Lease Obligations
Year Ended June 30,
2020	$36
2021	1
Total minimum lease payments	37
Less: imputed interest (0.82% to 10.66%)	(2)
Present value of future minimum lease payments	35
Less: current portion	34
Long-term capital lease obligations	$1

Purchase Commitments
As of June 30, 2019, the Company had committed to purchase green coffee inventory totaling $48.6 million under fixed-price contracts, $9.4 million in other inventory under non-cancelable purchase orders and $3.3 million in other purchases under non-cancelable purchase orders.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
Prior to February 19, 2019, OAL raised questions to OEHHA concerning the regulation, specifically OEHHA’s authority to make a determination for chemicals in coffee whether or not presently listed under Prop 65.   As a result, OEHHA decided to take back the regulation from OAL to address those issues. On March 15, 2019, OEHHA announced that it was amending the language of the regulation to make clear that the “no significant risk” determination applies only to chemicals in coffee that were listed under Prop 65 on or before March 15, 2019.  OEHHA extended the public comment period until April 2, 2019. On April 23, 2019, OEHHA resubmitted the amended regulation and the supplemented version of the final statement of reasons to OAL. OAL had 30 working days - or until June 5 - to reject the regulation or approve and submit it to the Secretary of State for inclusion in the next version of the California Code of Regulations, which is updated quarterly. On June 3, 2019, OAL

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

approved the amended regulation and submitted it to the Secretary of State, which means that it will take effect on October 1, 2019. The stay orders have since been lifted by the courts and the JDG is working through the effects of the amended regulation on this matter.
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

Note 23. Revenue Recognition
On July 1, 2018, the Company adopted ASU 2014-09, using the modified retrospective method for all contracts not completed as of the date of adoption. Adoption of ASU 2014-09 did not have a material effect on the results of operations, financial position or cash flows of the Company. See Note 2.
The Company’s primary sources of revenue are sales of coffee, tea and culinary products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales.
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
ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), provides certain practical expedients in order to ease the burden of implementation. The Company elected to apply the practical expedient related to applying the guidance to a portfolio of contracts with similar characteristics as the Company does not expect the effects on its consolidated financial statements to differ materially from applying the guidance to the individual contracts within that portfolio. For customers that have executed substantially similar contracts, including the ones utilizing our standard forms, the Company believes that evaluation of these contracts on an individual basis would not result in a material difference. Therefore, the Company has adopted the practical expedient and applied one accounting treatment to all such contracts.
In accordance with ASC Topic 606, the Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	For the Years Ended June 30,
	2019		2018		2017
(In thousands)	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$378,583	63.5%	$379,951	62.6%	$339,358	62.7%
Coffee (Frozen Liquid)	34,541	5.8%	34,794	5.7%	32,827	6.1%
Tea (Iced & Hot)	33,109	5.6%	32,477	5.4%	29,256	5.4%
Culinary	64,100	10.8%	64,432	10.6%	55,592	10.3%
Spice	24,101	4.0%	25,150	4.2%	24,895	4.6%
Other beverages(1)	58,367	9.8%	66,699	11.0%	56,653	10.4%
Net sales by product category	592,801	99.5%	603,503	99.5%	538,581	99.5%
Fuel surcharge	3,141	0.5%	3,041	0.5%	2,919	0.5%
Net sales	$595,942	100.0%	$606,544	100.0%	$541,500	100.0%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
The Company does not have any material contract assets and liabilities as of June 30, 2019. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At June 30, 2019, 2018 and 2017, “Accounts receivable, net” included, $53.6 million, $54.5 million and $44.5 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 24. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended June 30, 2019. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. All prior period amounts have been retrospectively adjusted to reflect the impact of the certain changes in accounting principles and corrections to previously issued financial statements.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

	For The Three Months Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
(In thousands, except per share data)
Net sales	$147,440	$159,773	$146,679	$142,050
Cost of goods sold	$99,205	$106,529	$106,779	$104,327
Gross profit	$48,235	$53,244	$39,900	$37,723
Selling expenses	$37,310	$39,591	$34,422	$28,324
(Loss) income from operations	$(2,078)	$502	$(6,102)	$(7,024)
Net loss	$(2,986)	$(10,100)	$(51,749)	$(8,760)
Net loss available to common stockholders per common share—basic	$(0.18)	$(0.60)	$(3.05)	$(0.52)
Net loss available to common stockholders per common share—diluted	$(0.18)	$(0.60)	$(3.05)	$(0.52)

	For The Three Months Ended
	September 30, 2017		December 31, 2017		March 31, 2018		June 30, 2018
	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted	As Previously Reported	Retrospectively Adjusted
(In thousands, except per share data)
Net sales	$131,713	$131,713	$167,366	$167,366	$157,927	$157,927	$149,538	$149,538
Cost of goods sold	$85,672	$85,630	$111,175	$111,089	$105,716	$105,629	$96,939	$96,806
Gross profit	$46,041	$46,083	$56,191	$56,277	$52,211	$52,298	$52,599	$52,732
Selling expenses	$32,828	$32,856	$42,414	$42,127	$38,041	$37,754	$41,256	$40,655
Income from operations	$1,862	$1,845	$28	$10	$(2,767)	$(2,785)	$2,001	$1,984
Net income (loss)	$840	$841	$(17,060)	$(17,060)	$(2,193)	$(2,193)	$133	$133
Net income (loss) available to common stockholders per common share—basic	$0.05	$0.05	$(1.03)	$(1.03)	$(0.14)	$(0.14)	$—	$—
Net income (loss) available to common stockholders per common share—diluted	$0.05	$0.05	$(1.03)	$(1.03)	$(0.14)	$(0.14)	$—	$—

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 25. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2019 through the date the consolidated financial statements were issued.  During this period the Company had the following material subsequent events that require disclosure:
Sale of Office Coffee Assets
In order to focus on its core product offerings, in July 2019, the Company completed the sale of certain assets associated with its office coffee customers for $9.3 million in cash paid at the time of closing plus an earnout of up to an additional $2.3 million if revenue expectations are achieved during test periods scheduled to occur at various branches at various times and concluding by early third quarter of fiscal ended 2020.
Sale of Seattle Office Branch Property
On August 28, 2019, the Company completed the sale of its branch property in Seattle, Washington state for a gross sale price of $7.9 million.
Sale leaseback of Houston Facility
On September 6, 2019, the Company signed a purchase and sale agreement (the “PSA”) for the sale of its Houston, Texas manufacturing facility and warehouse (the “Property”) for an aggregate purchase price, exclusive of closing costs, of $10.0 million. Pursuant to the PSA and upon the closing of the sale of the Property, the Company and the purchaser have agreed to enter into a three year leaseback agreement with respect to the Property. The Company may terminate the leaseback no earlier than the first day of the eighteenth full calendar month of the term providing at least nine months’ notice. There is no assurance at this time that the purchaser will in fact purchase any or all of the Property. The closing of the sale of the Property, which is subject to customary diligence and closing conditions, is expected to occur on or around November 20, 2019. The purchaser does not have any material relationship with the Company or its subsidiaries, other than through the PSA and Leaseback.
In connection with the sale leaseback contemplated by the PSA, on September 6, 2019, the Company made a clarifying amendment to its amended and restated credit agreement originally dated as of November 6, 2018, to make clear that any sale and leaseback already permitted under the asset sale covenant would not be inadvertently prohibited under the sale and leaseback covenant.