Form 10-Q
period 2019-09-30
FARMER BROTHERS CO
filed 2019-11-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
YES ☐ NO  ☒
As of October 31, 2019, the registrant had 17,151,510 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7,425	$6,983
Accounts receivable, net	57,465	55,155
Inventories	91,730	87,910
Income tax receivable	1,741	1,191
Short-term derivative assets	317	1,865
Prepaid expenses	7,500	6,804
Assets held for sale	1,718	—
Total current assets	167,896	159,908
Property, plant and equipment, net	181,154	189,458
Goodwill	36,224	36,224
Intangible assets, net	28,275	28,878
Other assets	9,485	9,468
Long-term derivatives assets	215	674
Right-of-use operating lease assets	16,349	—
Total assets	$439,598	$424,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	71,800	72,771
Accrued payroll expenses	16,109	14,518
Operating leases liabilities - current	4,332	—
Short-term derivative liabilities	3,461	1,474
Other current liabilities	7,024	7,309
Total current liabilities	102,726	96,072
Long-term borrowings under revolving credit facility	85,000	92,000
Accrued pension liabilities	46,290	47,216
Accrued postretirement benefits	22,751	23,024
Accrued workers’ compensation liabilities	4,747	4,747
Operating lease liabilities - noncurrent	12,084	—
Other long-term liabilities	4,431	4,057
Total liabilities	$278,029	$267,116
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of September 30, 2019 and June 30, 2019; liquidation preference of $15,761 and $15,624 as of September 30, 2019 and June 30, 2019, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,095,198 and 17,042,132 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	17,095	17,042
Additional paid-in capital	58,718	57,912
Retained earnings	150,694	146,177
Accumulated other comprehensive loss	(64,953)	(63,652)
Total stockholders’ equity	$161,569	$157,494
Total liabilities and stockholders’ equity	$439,598	$424,610
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2019	2018
Net sales	$138,600	$147,440
Cost of goods sold	97,959	99,205
Gross profit	40,641	48,235
Selling expenses	33,614	37,310
General and administrative expenses	12,740	8,617
Restructuring and other transition expenses	—	4,467
Net gains from sales of assets	(12,605)	(81)
Operating expenses	33,749	50,313
Income (loss) from operations	6,892	(2,078)
Other (expense) income:
Interest expense	(2,548)	(2,852)
Other, net	203	657
Total other expense	(2,345)	(2,195)
Income (loss) before taxes	4,547	(4,273)
Income tax benefit	(107)	(1,287)
Net income (loss)	4,654	(2,986)
Less: Cumulative preferred dividends, undeclared and unpaid	137	132
Net earnings (loss) available to common stockholders	$4,517	$(3,118)
Net earnings (loss) available to common stockholders per common share—basic	$0.26	$(0.18)
Net earnings (loss) available to common stockholders per common share—diluted	$0.26	$(0.18)
Weighted average common shares outstanding—basic	17,099,851	16,886,718
Weighted average common shares outstanding—diluted	17,518,413	16,886,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2019	2018
Net income (loss)	$4,654	$(2,986)
Other comprehensive (loss) income, net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	(3,889)	(6,097)
Gains (losses) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	2,588	1,460
Total comprehensive income (loss), net of tax	$3,353	$(7,623)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$(63,652)	$157,494
Net income	—	—	—	—	—	4,654	—	4,654
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	(1,301)	(1,301)
Pension settlement loss, net of taxes	—	—	—	—	—	—	—	—
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	—
ESOP compensation expense, including reclassifications	—	—	52,534	53	807	—	—	860
Share-based compensation	—	—	—	—	(1)	—	—	(1)
Stock option exercises	—	—	532	—	—	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2019	14,700	$15	17,095,198	$17,095	$58,718	$150,694	$(64,953)	$161,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2018	14,700	$15	16,951,659	$16,952	$55,965	$220,307	$(2,145)	$(62,039)	$229,055
Net loss	—	—	—	—	—	(2,986)	—	—	(2,986)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(4,637)	(4,637)
ESOP compensation expense, including reclassifications	—	—	—	—	529	—	—	—	529
Share-based compensation	—	—	—	—	433	—	—	—	433
Stock option exercises	—	—	26,042	26	300	—	—	—	326
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(132)	—	—	(132)
Balance at September 30, 2018	14,700	$15	16,977,701	$16,978	$57,227	$217,189	$(2,145)	$(66,676)	$222,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,654	$(2,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,617	7,728
Restructuring and other transition expenses, net of payments	—	3,712
Deferred income taxes	—	(1,334)
Net gains from sales of assets	(12,605)	(81)
Net losses on derivative instruments	4,514	3,068
Other adjustments	908	1,866
Change in operating assets and liabilities:
Accounts receivable	(2,359)	(4,658)
Inventories	(4,792)	(11,062)
Derivative assets (liabilities), net	(1,403)	(5,198)
Other assets	(1,480)	(61)
Accounts payable	1,399	13,049
Accrued expenses and other liabilities	(340)	(2,963)
Net cash (used) provided by operating activities	$(3,887)	$1,080
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,276)	(7,733)
Proceeds from sales of property, plant and equipment	16,618	53
Net cash provided (used) in investing activities	$11,342	$(7,680)
Cash flows from financing activities:
Proceeds from revolving credit facility	$23,000	$12,020
Repayments on revolving credit facility	(30,000)	—
Payments of finance lease obligations	(13)	(53)
Proceeds from stock option exercises	—	326
Net cash (used) provided by financing activities	$(7,013)	$12,293
Net increase in cash and cash equivalents	$442	$5,693
Cash and cash equivalents at beginning of period	6,983	2,438
Cash and cash equivalents at end of period	$7,425	$8,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
(In thousands)
	Three Months Ended September 30,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Net change in derivative assets and liabilities included in other comprehensive loss, net of tax	$(1,301)	$(4,637)
Non-cash additions to property, plant and equipment	$250	$6,976
Non-cash portion of earnout receivable recognized—spice assets sale	$—	$252
Non-cash issuance of 401-K common stock	$53	$—
Cumulative preferred dividends, undeclared and unpaid	$137	$132

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Events occurring subsequent to September 30, 2019 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three months ended September 30, 2019.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2019 (the “2019 Form 10-K”).
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2019 Form 10-K.
During the three months ended September 30, 2019, other than as set forth below and the adoption of Financial Accounting Standards Board Accounting (“FASB”) Standards Update (“ASU”) ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At September 30, 2019 and June 30, 2019, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At September 30, 2019 and June 30, 2019, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 24% and 28% of the Company’s trade accounts receivable balance was with five customers at September 30, 2019 and June 30, 2019, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Assets Held for Sale
The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extends the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell in each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in its condensed consolidated balance sheet. See Note 21 for detail discussion of assets held for sale.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its condensed consolidated financial statements.

The following table provides a brief description of the applicable recent ASUs issued by the FASB:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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
		Annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	Effective for the Company beginning July 1, 2020. The Company is currently evaluating the impact ASU 2018-15 will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”).

ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant.
		Annual periods beginning after December 15, 2020. Early adoption is permitted.	Effective for the Company beginning July 1, 2021. The Company is currently evaluating the impact ASU 2018-14 will have on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”).
ASU 2018-02 provides entities an option to reclassify certain stranded tax effects resulting from the tax reform from accumulated other comprehensive income to retained earnings.
The guidance in ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively.
The Company did not elect the option to reclassify certain stranded tax effects resulting from the tax reform from accumulated other comprehensive income to retained earnings.
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
		Annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019.	Effective for the Company beginning July 1, 2020. Adoption of ASU 2017-04 is not expected to have a material effect on the results of operations, financial position or cash flows of the Company.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-13.

The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. The amendments in ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses.
The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.
Annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods.
Effective for the Company beginning July 1, 2020. The Company is currently evaluating the impact of adoption on its financial statements and related disclosures, but does not anticipate a material impact to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-02.
ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. Subsequent guidance issued after February 2016 did not change the core principle of ASU 2016-02.
Annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early application is permitted.
The Company adopted the new guidance effective July 1, 2019, using the modified retrospective transition method, which did not require the Company to adjust comparative periods. See the Adoption of ASU 2016-02 below for additional information.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Adoption of ASC 842 - Leases
Effective July 1, 2019, the Company adopted the FASB Topic 842 (“ASC 842”), Leases. The Company adopted ASC 842 under the modified retrospective approach using the practical expedient; therefore, the presentation of prior year periods has not been adjusted. No cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of components of equity as of July 1, 2019 was necessary. The adoption of ASC 842 resulted in the recording of Operating lease right-of-use assets and Operating lease liabilities of $16.3 million, as of July 1, 2019. The adoption of ASC 842 had no impact on retained earnings.
Right-of-use lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the company will exercise that option. Lease expense is primarily recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are combined for certain assets classes.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3. Leases
The Company makes a determination if an arrangement constitutes a lease at inception; and categorizes the lease as either an operating or finance lease. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company's Condensed Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, net and other long-term liabilities in the Condensed Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets.
The Company has entered into leases for building facilities, vehicles and other equipments. The Company’s leases have remaining contractual terms of up to 10 years, some of which have options to extend the lease for up to 20 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease termination until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2019
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$16,349
Finance lease assets	Property, plant and equipment, net	47
Total lease assets		$16,396

Operating lease liabilities - current	Operating lease liabilities - current	$4,332
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	12,084
Finance lease liabilities	Other long-term liabilities	48
Total lease liabilities		$16,464
The components of lease expense are as follows:

		Three Months Ended September 30,
	Classification	2019
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$1,109
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	13
Interest on finance lease liabilities	Interest expense	1
Total lease expense		$1,123

	September 30, 2019
(In thousands)	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2020	$3,266	$40
2021	3,802	9
2022	2,812	—
2023	2,268	—
2024	2,095	—
Thereafter	4,591	—
Total lease payments	18,834	49
Less: interest	(2,418)	(1)
Total lease obligations	$16,416	$48

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease term and discount rate:

September 30, 2019
Weighted-average remaining lease terms (in years):
Operating lease	9.0
Finance lease	0.9

Weighted-average discount rate:
Operating lease	4.50%
Finance lease	4.50%

Other Information:

Three Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,041
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$13

Leased assets obtained in exchange for new finance lease liabilities	$—
Leased assets obtained in exchange for new operating lease liabilities	$—

Disclosures related to periods prior to adoption of ASU 2016-02
Rent expenses paid for the fiscal years ended June 30, 2019, was $6.4 million.
The minimum annual payments under operating and capital leases as of June 30, 2019 are as follows:

(In thousands)	Operating Lease Obligations	Capital Lease Obligations
Year Ended June 30,
2020	$4,434	$36
2021	3,238	1
2022	2,472	—
2023	2,131	—
2024	2,025	—
Thereafter	4,389	—
Total minimum lease payments	$18,689	37
Less: imputed interest (0.82% to 10.66%)		(2)
Present value of future minimum lease payments		35
Less: current portion		(34)
Long-term capital lease obligations		$1

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to be fixed green coffee purchase contracts, which are described further in Note 2 to the consolidated financial statements in the 2019 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2019 and June 30, 2019:

(In thousands)	September 30, 2019	June 30, 2019
Derivative instruments designated as cash flow hedges:
Long coffee pounds	51,563	42,113
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,880	6,070
Total	53,443	48,183

Coffee-related derivative instruments designated as cash flow hedges outstanding as of September 30, 2019 will expire within 20 months. At September 30, 2019 and June 30, 2019 approximately 96% and 87%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) which was effective March 20, 2019, the Company on March 27, 2019, entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the revolving credit facility on a pari passu and pro rata basis with the principal of such loans. The Company has designated the Rate Swap derivative instruments as a cash flow hedge.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	September 30, 2019	June 30, 2019	September 30, 2019	June 30, 2019
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$303	$1,254	$13	$611
Long-term derivative assets:
Coffee-related derivative instruments (2)	$215	$671	$—	$3
Short-term derivative liabilities:
Coffee-related derivative instruments (3)	$2,760	$1,114	$300	$114
Interest rate swap derivative instruments (3)	$401	$246	$—	$—
Long-term derivative liabilities:
Coffee-related derivative instruments (4)	$82	$13	$2	$—
Interest rate swap derivative instruments (4)	$1,945	$1,599	$—	$—
________________
(1) Included in “Short-term derivative assets” on the Company’s condensed consolidated balance sheets.
(2) Included in “Long-term derivative assets” on the Company's condensed consolidated balance sheets.
(3) Included in “Short-term liabilities” on the Company's condensed consolidated balance sheets.
(4) Included in “Other long-term liabilities” on the Company's condensed consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”.

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2019	2018
Net loss recognized in AOCI - Interest rate swap	$(496)	$—	AOCI
Net gain recognized from AOCI to earnings - Interest rate swap	$20	$—	Interest Expense
Net losses recognized in AOCI - Coffee-related	$(4,699)	$(8,193)	AOCI
Net loss recognized in earnings - Coffee - related	$(3,471)	$(1,962)	Cost of goods sold
For the three months ended September 30, 2019 and 2018, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness or as a result of reclassifications to earnings following the discontinuance of any cash flow hedges.
Net losses (gains) on derivative instruments in the Company’s condensed consolidated statements of cash flows also include net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended September 30, 2019 and 2018. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018
Net losses on coffee-related derivative instruments(1)	$(1,043)	$(1,105)
Non-operating pension and other postretirement benefit plans cost (2)	1,248	1,763
Other (losses) gains, net	(2)	(1)
Other, net	$203	$657
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2019 and 2018.
(2) Presented in accordance with ASU 2017-07.

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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2019	Derivative Assets	$531	$(546)	$—	$(15)
	Derivative Liabilities	$5,490	$(546)	$—	$4,944
June 30, 2019	Derivative Assets	$2,539	$(698)	$—	$1,841
	Derivative Liabilities	$3,086	$(698)	$—	$2,388
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2019, $7.5 million of net losses on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2019.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of September 30, 2019, $0.4 million of net losses on interest rate swap derivative instruments designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2019
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$518	$—	$518	$—
Coffee-related derivative liabilities (1)	$2,842	$—	$2,842	$—
Interest rate swap derivative liabilities (2)	$2,346	$—	$2,346	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$13	$—	$13	$—
Coffee-related derivative liabilities(1)	$302	$—	$302	$—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2019
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$1,925	$—	$1,925	$—
Coffee-related derivative liabilities (1)	$1,127	$—	$1,127	$—
Interest rate swap derivative liabilities (2)	$1,845	$—	$1,845	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	$614	$—	$614	$—
Coffee-related derivative liabilities (1)	$114	$—	$114	$—
____________________

(1)	The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

(2)
The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

Note 6. Accounts Receivable, Net

(In thousands)	September 30, 2019	June 30, 2019
Trade receivables	$54,689	$53,593
Other receivables(1)	3,806	2,886
Allowance for doubtful accounts	(1,030)	(1,324)
Accounts receivable, net	$57,465	$55,155
__________
(1) Includes vendor rebates and other non-trade receivables.
The $0.3 million decrease in the allowance for doubtful accounts during the three months ended September 30, 2019 was due to bad debt expense of $0.2 million associated with a decrease in aging receivables offset by net accounts receivable write-offs of $0.5 million.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	September 30, 2019	June 30, 2019
Coffee
Processed	$28,284	$25,769
Unprocessed	36,946	33,259
Total	$65,230	$59,028
Tea and culinary products
Processed	$19,229	$21,767
Unprocessed	80	74
Total	$19,309	$21,841
Coffee brewing equipment parts	$7,191	$7,041
Total inventories	$91,730	$87,910

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

Note 8. Property, Plant and Equipment

(In thousands)	September 30, 2019	June 30, 2019
Buildings and facilities	$105,188	$107,915
Machinery and equipment	244,774	249,477
Capitalized software	28,250	27,666
Office furniture and equipment	13,882	14,035
	$392,094	$399,093
Accumulated depreciation	(225,970)	(225,826)
Land	15,030	16,191
Property, plant and equipment, net	$181,154	$189,458

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	September 30, 2019	June 30, 2019
Coffee Brewing Equipment	$104,481	$106,593
Accumulated depreciation	(69,444)	$(70,202)
Coffee Brewing Equipment, net	$35,037	$36,391

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018
Depreciation expense	$2,339	$2,195

Other CBE expenses	$7,725	$8,507
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Note 9. Goodwill and Intangible Assets
There were no changes to the carrying value of goodwill in the three months ended September 30, 2019. The carrying value of goodwill at September 30, 2019 and June 30, 2019 was $36.2 million.

The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		September 30, 2019			June 30, 2019
(In thousands)	Weighted Average Amortization Period as of September 30, 2019	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	7.6	$33,003	$(15,842)	$17,161	$33,003	$(15,291)	$17,712
Non-compete agreements	2.4	220	(132)	88	220	(122)	98
Recipes	4.1	930	(387)	543	930	(354)	576
Trade name/brand name	4.8	510	(355)	155	510	(346)	164
Total amortized intangible assets		$34,663	$(16,716)	$17,947	$34,663	$(16,113)	$18,550
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$10,328	$—	$10,328	$10,328	$—	$10,328
Total unamortized intangible assets		$10,328	$—	$10,328	$10,328	$—	$10,328
Total intangible assets		$44,991	$(16,716)	$28,275	$44,991	$(16,113)	$28,878

Aggregate amortization expense for the three months ended September 30, 2019 and 2018 was $0.6 million and $0.7 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 10. Employee Benefit Plans
Single Employer Pension Plans
Effective June 30, 2011, the Company amended its defined benefit pension plans, freezing the benefit for all participants. As of the effective date, participants do not accrue any benefits under the plans, and new hires are not eligible to participate in the plans.
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2019	2018
(In thousands)
Service cost	$—	$—
Interest cost	1,059	1,426
Expected return on plan assets	(1,102)	(1,485)
Amortization of net loss(1)	370	370
Net periodic benefit cost	$327	$311
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	September 30, 2019	June 30, 2019
Discount rate	3.45%	3.45%
Expected long-term return on plan assets	6.75%	6.75%

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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended September 30,
	2019	2018
(In thousands)
Contributions	$428	$495

Outstanding balance of settlement obligations of the Company to certain multiemployer pension plans are as follows:

(In thousands)	September 30, 2019	June 30, 2019
WCT Pension Trust (1)	$916	$1,487
Local 807 Pension Fund (2)	$182	$182
__________
(1) Initial liability amount of $3.4 million, including interest, which is payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822 commencing September 10, 2018.
(2) Lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. As of September 30, 2019, the Company has paid the Local 807 Pension Fund $3.0 million and has accrued $0.2 million within “Accrued pension liabilities” on the Company’s condensed consolidated balance sheet.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company recorded matching contributions of $0.7 million and $0.5 million in operating expenses in the three months ended September 30, 2019 and 2018.

Additionally, the Company makes an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. During the three months September 30, 2019, the Company contributed a total of 55,624 shares of the Company’s common stock with a value of $0.9 million to eligible participants’ annual plan compensation.

Postretirement Benefits
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three months ended September 30, 2019 and 2018. Net periodic postretirement benefit cost was based on employee census information and asset information as of June 30, 2018.

	Three Months Ended September 30,
	2019	2018
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$147	$133
Interest cost	214	222
Amortization of net gain	(125)	(209)
Amortization of prior service credit	(392)	(439)
Net periodic postretirement benefit credit	$(156)	$(293)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2020	2019
Retiree Medical Plan discount rate	3.62%	4.25%
Death Benefit discount rate	3.64%	4.25%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				September 30, 2019		June 30, 2019
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$85,000	4.06%	$92,000	3.98%
On November 6, 2018, the Company entered into a new $150.0 million senior secured revolving credit facility (the “Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The Revolving Facility includes an accordion feature whereby the Company may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Effective March 27, 2019, the Company entered into a rate swap. See Note 4 for details.
Under the Revolving Facility, the Company is subject to a variety of affirmative and negative covenants of types customary in a senior secured lending facility, including financial covenants relating to leverage and interest expense coverage. The Company is allowed to pay dividends, provided, among other things, a total net leverage ratio is met, and no default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto.
At September 30, 2019, the Company was in compliance with all of the covenants under the Revolving Facility.

Note 12. Employee Stock Ownership Plan
The Company’s ESOP was established in 2000. As of December 31, 2018, the Company froze the ESOP such that (i) no employees of the Company may commence participation in the ESOP on or after December 31, 2018; (ii) no Company contributions will be made to the ESOP with respect to services performed or compensation received after December 31, 2018; and (iii) the ESOP accounts of all individuals who are actively employed by the Company and participating in the ESOP on December 31, 2018 will be fully vested as of such date. Additionally, the Administrative Committee, with the consent of the Board of Directors, designated certain employees who were terminated in connection with certain reductions-in-force in 2018 to be fully vested in their ESOP accounts as of their severance dates.
Shares are held by the plan trustee for allocation among participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.

	September 30, 2019	June 30, 2019
Allocated shares	1,393,530	1,393,530
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,393,530	1,393,530

(In thousands)
Fair value of ESOP shares	$18,046	$22,812

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Share-based Compensation
Farmer Bros. Co. 2017 Long-Term Incentive Plan
As of September 30, 2019, there were 616,166 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans for future issuance.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the three months ended September 30, 2019:

Three Months Ended September 30, 2019
Weighted average fair value of NQOs	$4.47
Risk-free interest rate	1.8%
Dividend yield	—%
Average expected term	4.7 years
Expected stock price volatility	37.0%

The following table summarizes NQO activity for the three months ended September 30, 2019:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2019	198,049	27.35	5.25	40
Granted	223,713	13.13	—	—
Exercised	—	—	—	—
Forfeited	(68,842)	27.40	—	—
Expired	(12,946)	31.70	—	—
Outstanding at September 30, 2019	339,974	17.82	6.12	6
Exercisable at September 30, 2019	37,283	26.33	1.71	6
The weighted-average grant-date fair value of options granted during the three months ended September 30, 2019 was $4.60. The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $12.95 at September 30, 2019 and $16.37 at June 29, 2019, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the three months ended September 30, 2019 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during the three months ended September 30, 2019. The Company received $0.3 million in proceeds from exercises of vested NQOs during the three months ended September 30, 2018.
At September 30, 2019 and June 30, 2019, respectively, there was $1.4 million and $1.1 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at September 30, 2019 is expected to be recognized over the weighted average period of 2.6 years. Total compensation expense for NQOs were $0.1 million for each of the three months ended September 30, 2019 and 2018.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the three months ended September 30, 2019:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2019	229,961	26.21	1.23	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,212)	32.85	—	—
Expired	(149,031)	25.05	—	—
Outstanding at September 30, 2019	74,718	27.95	1.00	—
Exercisable at September 30, 2019	53,990	26.65	0.78	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $12.95 at September 30, 2019 and $16.37 at June 29, 2019, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the three months ended September 30, 2019 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during the three months ended September 30, 2019. The Company received $38,455 in proceeds from exercises of vested PNQs during the three months ended September 30, 2018.
At September 30, 2019 and June 30, 2019, there was $4.6 thousand and $39.7 thousand, respectively, of unrecognized PNQ compensation cost. The unrecognized PNQ compensation cost at September 30, 2019 is expected to be recognized over the weighted average period of 0.1 years. Total compensation expense related to PNQs in the three months ended September 30, 2019 and 2018 was $13.7 thousand and $0.1 million, respectively.

Restricted Stock
The following table summarizes restricted stock activity for the three months ended September 30, 2019:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2019	32,056	21.10
Granted	7,370	13.56
Vested/Released	—	—
Cancelled/Forfeited	(757)	31.70
Outstanding and nonvested at March 31, 2019	38,669	20.22

The total grant-date fair value of restricted stock granted during the three months ended September 30, 2019 was $0.1 million.

At September 30, 2019 and June 30, 2019, there were each $0.3 million of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2019 is expected to be recognized over the weighted average period of 0.5 years. Total compensation expense for restricted stock were $0.2 million and $0.1 million, respectively, in the three months ended September 30, 2019 and 2018.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the three months ended September 30, 2019:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2019	51,237	27.69
Granted(1)	38,080	13.13
Vested/Released	—	—
Cancelled/Forfeited	(24,254)	27.91
Outstanding and nonvested at September 30, 2019	65,063	27.57
Expected to vest at September 30, 2019	—	—
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the three months ended September 30, 2019 was $0.5 million.

At September 30, 2019 and June 30, 2019, there was $0.7 million and $0.3 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at September 30, 2019 is expected to be recognized over the weighted average period of 2.5 years. Total compensation expense for PBRSUs were $32.9 thousand and $82.0 thousand, respectively, for the three months ended September 30, 2019 and 2018.

Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	September 30, 2019	June 30, 2019
Accrued postretirement benefits	$1,068	$1,068
Accrued workers’ compensation liabilities	1,598	1,495
Earnout payable (1)	—	1,000
Working capital dispute payable(2)	354	354
Other (3)	4,004	3,392
Other current liabilities	$7,024	$7,309
___________
(1) Represents estimated fair value of earnout payable in connection with the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017.
(2) Represents accrued expenses related to working capital disputes in connection with the Company's acquisition of Boyd Coffee on October 2, 2017.
(3) Includes accrued property taxes, sales and use taxes, insurance liabilities and the current portion of cumulative preferred dividends, undeclared and unpaid.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2019	June 30, 2019
Finance lease liabilities	$48	$32
Derivative liabilities—noncurrent	2,029	1,612
Cumulative preferred dividends, undeclared and unpaid—noncurrent	687	618
Deferred income taxes and other liabilities(1)	1,667	1,795
Other long-term liabilities	$4,431	$4,057
___________
(1) Includes deferred tax liabilities that have an indefinite reversal pattern.

Note 16. Income Taxes
The income tax expense (benefit) and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended September 30,
	2019	2018
Income tax benefit	$(107)	$(1,287)
Effective tax rate	(2.3)%	30.1%

The lower tax rate is primarily due to the previously recorded valuation allowance and reduction of the Company’s estimated deferred tax liability. The Company’s interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The Company recognizes the effects of tax legislation in the period in which the law is enacted. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the Company estimates the related temporary differences to reverse. The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of September 30, 2019 and June 30, 2019, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2016. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 17. Net Income (loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, during the periods presented.
The following table presents the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2019	2018
Undistributed net earnings (loss) available to common stockholders	$4,507	$(3,115)
Undistributed net earnings (loss) available to nonvested restricted stockholders and holders of convertible preferred stock	10	(3)
Net earnings (loss) available to common stockholders—basic	$4,517	$(3,118)

Weighted average common shares outstanding—basic	17,099,851	16,886,718
Effect of dilutive securities:
Shares issuable under stock options	2,390	—
Shares issuable under PBRSUs	4,871	—
Shares issuable under convertible preferred stock	411,301	—
Weighted average common shares outstanding—diluted	17,518,413	16,886,718
Net earnings (loss) per common share available to common stockholders—basic	$0.26	$(0.18)
Net earnings (loss) per common share available to common stockholders—diluted	$0.26	$(0.18)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,
	2019	2018
Shares issuable under stock options	—	51,177
Shares issuable under convertible preferred stock	—	397,215
Shares issuable under PBRSUs	—	—

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At September 30, 2019, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,072	$15,761	$1,061	$15,761

Note 19. Revenue Recognition
The Company’s primary source of revenue are sales of coffee, tea and culinary products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales.
The Company delivers products to customers primarily through two methods, Direct-store-delivery (“DSD”) to the Company’s customers at their place of business and direct ship from the Company’s warehouse to the customer’s warehouse or facility. Each delivery or shipment made to a third party customer is to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2019		2018
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$87,370	63.0%	$95,355	64.7%
Coffee (Frozen Liquid)	7,928	5.7%	8,556	5.8%
Tea (Iced & Hot)	7,705	5.6%	8,904	6.0%
Culinary	14,203	10.2%	15,994	10.8%
Spice	6,206	4.5%	6,157	4.2%
Other beverages(1)	12,734	9.2%	11,626	7.9%
Other revenues(2)	1,755	1.3%	—	—%
Net sales by product category	137,901	99.5%	146,592	99%
Fuel surcharge	699	0.5%	848	1%
Net sales	$138,600	100.0%	$147,440	100%
____________

(1)	Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

(2)	Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.

The Company does not have any material contract assets and liabilities as of September 30, 2019. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At September 30, 2019 and June 30, 2019, “Accounts receivable, net” included, $54.7 million and $53.6 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2019 Form 10-K. During the three months ended September 30, 2019, other than the following, or as otherwise disclosed in these footnotes in the current Form 10-Q, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of September 30, 2019, the Company had committed to purchase green coffee inventory totaling $40.3 million under fixed-price contracts, $9.9 million in other inventory under non-cancelable purchase orders and $7.9 million in other purchases under non-cancelable purchase orders.
Legal Proceedings
Council for Education and Research on Toxics (“CERT”) v. Brad Berry Company Ltd., et al., Superior Court of the State of California, County of Los Angeles
On August 31, 2012, CERT filed an amendment to a private enforcement action adding a number of companies as defendants, including the Company’s subsidiary, Coffee Bean International, Inc., which sells coffee in California under the State of California's Safe Drinking Water and Toxic Enforcement Act of 1986 (“Prop 65”). The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Proposition 65 that the coffee they produce, distribute, and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under California Health and Safety Code section 25249.5, Prop 65. Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of $2,500.00 per day per violation of Prop 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Prop 65.
The Company, as part of a joint defense group (“JDG”) organized to defend against the lawsuit, disputes the claims of CERT. Acrylamide is not added to coffee but is present in all coffee in small amounts (parts per billion) as a byproduct of the coffee bean roasting process. Acrylamide is produced naturally in connection with the heating of many foods, especially starchy foods, and is believed to be caused by the Maillard reaction, though it has also been found in unheated foods such as olives. With respect to coffee, acrylamide is produced when coffee beans are heated during the roasting process-it is the roasting itself that produces the acrylamide. While there has been a significant amount of research concerning proposals for treatments and other processes aimed at reducing acrylamide content of different types of foods, to our knowledge there is currently no known strategy for reducing acrylamide in coffee without negatively impacting the sensorial properties of the product.
The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On May 7, 2018, the trial court issued a ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. On June 22, 2018, the California Office of Environmental Health Hazard Assessment (OEHHA) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The case was set to proceed to a third phase trial on damages, remedies and attorneys' fees on October 15, 2018. However, on October 12, 2018, the California Court of Appeal granted the defendants request for a stay of the Phase 3 trial.
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference was held on July 11, 2019.  The Court granted the JDG’s motion for leave to amend its answers to add the coffee exemption regulation as a defense.  Concurrently, the Court denied CERT’s motion to add OEHHA as a party but granted CERT’s motions to complete the administrative record with respect to the exemption and to undertake certain third party discovery.  The Court held a hearing on October 10, 2019 on certain privilege issues and the Court determined that it would set a hearing in December 2019 regarding the propriety of certain filings by the Plaintiffs prior to the October 10 meeting.  On October 11, 2019, Cert issued certain deposition notices and subpoenas related to the coffee exemption regulation.  A status conference has been set for November 12, 2019 to discuss discovery issues and dispositive motions.

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

Note 21. Sales of Assets
Sale of Office Coffee Assets
In order to focus on its core product offerings, in July 2019, the Company completed the sale of certain assets associated with its office coffee customers for $9.3 million in cash paid at the time of closing plus an earnout of up to an additional $2.3 million if revenue expectations are achieved during test periods scheduled to occur at various branches at various times and concluding by early third quarter of fiscal ended 2020. The Company recognized an initial net gains on the assets sale of $7.2 million during the three months ended September 30, 2019. The sale of office coffee assets did not represent a strategic shift for the Company and did not have a material impact on the Company's results of operations because the Company has signed a supply agreement to provide certain coffee products to the assets purchaser.
Sale of Seattle Office Branch Property
On August 28, 2019, the Company completed the sale of its branch property in Seattle, Washington State for a gross sale price of $7.9 million. The Company recognized a net gain on the branch property sale of $6.8 million during the three months ended September 30, 2019.
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
As of September 30, 2019, the Houston Property met the accounting guidance criteria to be classified as held for sale. As such, the Company evaluated the assets to determine whether the carrying value exceeded the fair value less any costs to sell based on the agreed-upon sale price. No loss was recorded as of September 30, 2019 and the aggregate assets held for sale have been presented as a separate line items in the condensed consolidated condensed balance sheet. The Houston Property did not meet the accounting guidance criteria to be classified as discontinued operations.
The following table presents information related to the major classes of assets that were classified as held for sale:

(In thousands)	September 30, 2019
Buildings and facilities	$982
Land	736
Assets held for sale	$1,718

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 22. Subsequent Events
The Company evaluated all events or transactions that occurred after September 30, 2019 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2019 (the “2019 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the success of the Company’s adaptation to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future period.

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
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 377 delivery routes and 104 branch warehouses as of September 30, 2019, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.

Summary Overview of Three Months Ended September 30, 2019 Results
During the quarter ended September 30, 2019, we experienced sales declines in our DSD sales channel and, to a lesser extent, our direct ship sales channel compared to the prior year period. In addition, sales were lower this quarter due to non-recurring sales from last year associated with the Boyd’s acquisition.
Similar to what we experienced in fiscal 2019, our DSD network continued to be negatively impacted by higher customer attrition and lower inventory fill rates associated with downtime at our Houston plant, partially offset by sales from new customers. While our direct ship sales channel grew in terms of coffee pounds, sales were negatively impacted by lower coffee commodity prices and unfavorable customer mix shift.
During the quarter ended September 30, 2019, gross margins declined by 3.4% to 29.3% from 32.7% mostly due to unfavorable customer mix shift and higher production costs at our Houston plant. However, we did realize favorable reductions in our coffee brewing equipment expenses as a result of several cost saving initiatives we implemented last year.
Operating expenses declined by $16.6 million over the prior year quarter driven mostly by gains realized from several key near-term strategic priorities. In July 2019, we completed the sale of certain assets associated with office coffee customers for $9.3 million in cash plus the potential for a future earnout of up to an additional $2.3 million. In August 2019, we successfully completed the sale of our Seattle branch property for $7.9 million in cash. Operating expenses also benefited from several cost saving initiatives implemented during the current quarter. However, these savings were offset by one-time severance costs associated with a corporate reorganization during the period.
As part on our ongoing manufacturing optimization efforts, in September we signed a purchase and sale agreement for the sale of our Houston manufacturing facility for an aggregate purchase price of $10.0 million, exclusive of closing costs. The future proceeds from the sale will give us increased liquidity and flexibility.
Our capital expenditures in cash for the first quarter were $5.3 million, with a reduced maintenance capital spend of $4.4 million, a 20 percent reduction over the prior year quarter. Additionally, we reduced our debt levels to $85.0 million as of September 30, 2019 compared to $92.0 million as of June 30, 2019.

Results of Operations

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	Change	% Change
Income Statement Data:
Net sales	$138,600	$147,440	$(8,840)	(6.0)%
Gross margin	29.3%	32.7%	(3.4)%	NM
Operating expenses as a % of sales	24.3%	34.1%	9.8%	NM
Income (loss) from operations	$6,892	$(2,078)	$8,970	431.7%
Net income (loss)	$4,654	$(2,986)	$7,640	NM
Net earnings (loss) available to common stockholders per common share—basic	$0.26	$(0.18)	$0.44	NM
Net earnings (loss) available to common stockholders per common share—diluted	$0.26	$(0.18)	$0.44	NM

Operating Data:
Coffee pounds	25,958	25,449	509	2.0%
EBITDA(1)	$13,440	$4,658	$8,782	188.5%
EBITDA Margin(1)	9.7%	3.2%	6.5%	NM
Adjusted EBITDA(1)	$4,016	$10,967	$(6,951)	(63.4)%
Adjusted EBITDA Margin(1)	2.9%	7.4%	(4.5)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	63.0%	64.7%	(1.7)%	(2.6)%
Coffee (Frozen Liquid)	5.7%	5.8%	(0.1)%	(1.7)%
Tea (Iced & Hot)	5.6%	6.0%	(0.4)%	(6.7)%
Culinary	10.2%	10.8%	(0.6)%	(5.6)%
Spice	4.5%	4.2%	0.3%	7.1%
Other beverages(2)	9.2%	7.9%	1.3%	16.5%
Other revenues(3)	1.3%	—%	1.3%	NM
Net sales by product category	99.5%	99.4%	0.1%	NM
Fuel Surcharge	0.5%	0.6%	(0.1)%	NM
Total	100.0%	100.0%	—%	NM

Other data:
Capital expenditures related to maintenance	$4,352	$5,462	$(1,110)	(20.3)%
Total capital expenditures	$5,276	$7,787	$(2,511)	(32.2)%
Depreciation and amortization expense	$7,617	$7,728	$(111)	(1.4)%
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
(3) Represents revenues for certain transition services related to the sale of our office coffee assets.

The following table sets forth information regarding our condensed consolidated results of operations for the three and three months ended September 30, 2019 and 2018 (in thousands, except percentages):
.

	Three Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	Change	% Change
Net sales	$138,600	$147,440	$(8,840)	(6.0)%
Cost of goods sold	97,959	99,205	1,246	1.3%
Gross profit	40,641	48,235	(7,594)	(15.7)%
Selling expenses	33,614	37,310	3,696	9.9%
General and administrative expenses	12,740	8,617	(4,123)	(47.8)%
Restructuring and other transition expenses	—	4,467	4,467	100.0%
Net gains from sales of assets	(12,605)	(81)	12,524	NM
Operating expenses	33,749	50,313	16,564	32.9%
Income (loss) from operations	6,892	(2,078)	8,970	431.7%
Other (expense) income:
Interest expense	(2,548)	(2,852)	304	10.7%
Other, net	203	657	(454)	(69.1)%
Total other expense	(2,345)	(2,195)	(150)	(6.8)%
Income (loss) before taxes	4,547	(4,273)	8,820	206.4%
Income tax benefit	(107)	(1,287)	(1,180)	(91.7)%
Net income (loss)	$4,654	$(2,986)	7,640	255.9%
Less: Cumulative preferred dividends, undeclared and unpaid	137	132	(5)	(3.8)%
Net earnings (loss) available to common stockholders	$4,517	$(3,118)	7,635	244.9%
_____________
NM - Not Meaningful

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Sales
The following table presents changes in units sold, unit price and net sales by product category in the three months ended September 30, 2019 compared to the same periods in the prior fiscal year (in thousands, except unit price and percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2019	2018	Change	% Change
Units sold
Coffee (Roasted)	20,766	20,359	407	2.0%
Coffee (Frozen Liquid)	98	125	(27)	(21.6)%
Tea (Iced & Hot)	625	634	(9)	(1.4)%
Culinary	1,858	2,088	(230)	(11.0)%
Spice	167	215	(48)	(22.3)%
Other beverages(1)	939	1,054	(115)	(10.9)%
Total	24,453	24,475	(22)	(.1)%

Unit Price
Coffee (Roasted)	$4.26	$4.68	$(0.44)	(9.4)%
Coffee (Frozen Liquid)	$80.72	$68.49	$12.22	17.8%
Tea (Iced & Hot)	$12.33	$14.04	$(1.67)	(11.9)%
Culinary	$7.92	$7.66	$0.22	2.9%
Spice	$37.08	$28.64	$8.48	29.7%
Other beverages(1)	$13.80	$11.04	$2.80	25.5%
Average unit price	$5.67	$6.02	$(0.33)	(5.5)%

Total Net Sales By Product Category(2)
Coffee (Roasted)	$88,375	$95,355	$(6,980)	(7.3)%
Coffee (Frozen Liquid)	7,928	8,556	(628)	(7.3)%
Tea (Iced & Hot)	7,705	8,904	(1,199)	(13.5)%
Culinary	14,710	15,994	(1,284)	(8.0)%
Spice	6,206	6,157	49.8%
Other beverages(1)	12,952	11,626	1,326	11.4%
Net sales by product category	$137,876	$146,592	$(8,716)	(5.9)%
Fuel Surcharge	724	848	(124)	(14.6)%
Total	$138,600	$147,440	$(8,840)	(6.0)%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.
(2) Certain transition service revenues related to the sale of our office coffee assets are not separately presented. The amounts are included in each of the product categories.

Net sales in the three months ended September 30, 2019 decreased $8.8 million, or 6.0%, to $138.6 million from $147.4 million in the three months ended September 30, 2018. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold through our DSD network, a decrease in net sales from tea and spice products, unfavorable customer mix within our direct sales channel, non-recurring sales of industrial soup based products associated with the Boyd’s acquisition which we stopped selling last year, and the impact of lower coffee prices for our cost plus customers. Net sales in the three months ended September 30, 2019 included $2.5 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $2.0 million in price decreases to customers utilizing such arrangements in the three months ended September 30, 2018. Sales through our DSD network were impacted by the sale of our office coffee business in July of this year, higher customer attrition and lower inventory fill rates associated with downtime at our Houston plant.
The following table presents the effect of changes in unit sales, unit pricing and product mix in the three months ended September 30, 2019 compared to the same periods in the prior fiscal year (in millions):

	Three Months Ended September 30, 2019 vs. 2018	% of Total Mix Change
Effect of change in unit sales	$(0.1)	(1.1)%
Effect of pricing and product mix changes	(8.7)	(98.9)%
Total decrease in net sales	$(8.8)	(100.0)%
Unit sales decreased 0.1% and average unit price decreased by 5.5% in the three months ended September 30, 2019 as compared to the same period in the prior fiscal year, resulting in a decrease in net sales of 6.0%. Average unit price decreased during the quarter due to a higher mix of product sold via direct ship versus DSD network, as direct ship has a lower average unit price. There were no new product category introductions in the three months ended September 30, 2019 or 2018, which had a material impact on our net sales.
Gross Profit
Gross profit in the three months ended September 30, 2019 decreased $7.6 million, or 15.7%, to $40.6 million from $48.2 million in the three months ended September 30, 2018. Gross margin decreased to 29.3% in the three months ended September 30, 2019 from 32.7% in the three months ended September 30, 2018. The decrease in gross profit for the three months ended September 30, 2019 was primarily driven by lower net sales of $8.8 million and higher production costs. Cost of goods sold in the three months ended September 30, 2019 was 70.7% of net sales as compared 67.3% of net sales, in the three months ended September 30, 2018. Margin was negatively impacted by higher manufacturing costs driven by downtime associated with certain aging production infrastructure and higher write-down of slow moving inventories. The negative margin impact was partially offset by lower coffee brewing equipment and labor costs during the period and by lower green coffee prices as the average Arabica “C” market price of green coffee decreased 4.5% in the three months ended September 30, 2019 as compared to the prior year period.

Operating Expenses
In the three months ended September 30, 2019, operating expenses decreased $16.6 million, or 32.9%, to $33.7 million, or 24.3% of net sales, from $50.3 million, or 34.1% of net sales, in the three months ended September 30, 2018, primarily due to a $12.5 million increase in net gains from sales of assets, a $3.7 million decrease in selling expenses and the absence of $4.5 million in restructuring and other transition expenses, partially offset by a $4.1 million increase in general and administrative expenses.
The decrease in selling expenses was primarily due to headcount reductions, the conclusion of Boyd Coffee integration at the beginning of October 2018 and other efficiencies realized from DSD route optimization. The increase in general and administrative expenses was associated primarily with employee incentive and benefit costs and executive severance costs incurred during the three months ended September 30, 2019.
Net gains from sales of assets in the three months ended September 30, 2019 were primarily associated with the sales of the office coffee assets and the Seattle office branch property for $7.2 million and $6.8 million, respectively.

Total Other Expense
Total other expense in the three months ended September 30, 2019 was $2.3 million compared to $2.2 million in the three months ended September 30, 2018. The change in total other expense in the three months ended September 30, 2019 was primarily a result of reduced employee post retirement benefit gains, lower interest expense and lower net losses on coffee-related derivative instruments.
Interest expense in the three months ended September 30, 2019 decreased $0.3 million to $2.6 million from $2.9 million in the prior year period. The decrease in interest expense was principally due to lower pension interest expense.
Other, net in the three months ended September 30, 2019 decreased by $0.5 million to $0.2 million compared to $0.7 million in the prior year period. The decrease in Other, net in the three months ended September 30, 2019 was primarily a result of reduced employee post retirement benefit gains partially offset by lower mark-to-market losses on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes

In the three months ended September 30, 2019, we recorded income tax benefit of $0.1 million compared to $1.3 million in the three months ended September 30, 2018. The lower tax benefit is primarily due to the previously recorded valuation allowance and reduction of our estimated deferred tax liability during the three months ended September 30, 2019 as compared to the prior year period. See Note 16, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
Restructuring and other transition expenses are expenses that are directly attributable to (i) employee retention and separation benefits, pension withdrawal expense, facility-related costs and other related costs such as travel, legal, consulting and other professional services; and (ii) severance, prorated bonuses for bonus eligible employees, contractual termination payments and outplacement services, and other related costs, including legal, recruiting, consulting, other professional services, and travel.
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
Set forth below is a reconciliation of reported net loss to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2019	2018
Net income (loss), as reported	$4,654	$(2,986)
Income tax expense (benefit)	(107)	(1,287)
Interest expense (1)	1,276	1,203
Depreciation and amortization expense	7,617	7,728
EBITDA	$13,440	$4,658
EBITDA Margin	9.7%	3.2%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits of $1.3 million and $1.6 million in the three months ended September 30, 2019 and 2018, respectively.
Set forth below is a reconciliation of reported net loss to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2019	2018
Net income (loss), as reported	$4,654	$(2,986)
Income tax expense (benefit)	(107)	(1,287)
Interest expense(1)	1,276	1,203
Depreciation and amortization expense	7,617	7,728
ESOP and share-based compensation expense	869	912
Restructuring and other transition expenses(2)	—	4,467
Net losses (gains) from sales of other assets	(12,605)	(81)
Acquisition and integration costs	—	1,011
Severance	2,312	—
Adjusted EBITDA	$4,016	$10,967
Adjusted EBITDA Margin	2.9%	7.4%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits of $1.3 million and $1.6 million in the three months ended September 30, 2019 and 2018, respectively.
(2) The three months ended September 30, 2018, includes $3.4 million, including interest, assessed by the WC Pension Trust representing the Company’s share of the WCTPP unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				September 30, 2019		June 30, 2019
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$85,000	4.06%	$92,000	3.98%

Revolving Credit Facility
On November 6, 2018, we entered into a new $150.0 million senior secured revolving credit facility (the “Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The Revolving Facility includes an accordion feature whereby we may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Effective March 27, 2019, we entered into an interest rate swap to manage our interest rate risk on our floating-rate indebtedness. See Note 4 for details.
Under the Revolving Facility, we are subject to a variety of affirmative and negative covenants of types customary in a senior secured lending facility, including financial covenants relating to leverage and interest expense coverage. We are allowed to pay dividends, provided, among other things, a total net leverage ratio is met, and no default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto.
At September 30, 2019, we were in compliance with all of the covenants under the Revolving Facility.
At October 31, 2019, we were eligible to borrow up to a total of $150.0 million under the Revolving Facility and had outstanding borrowings of $100.0 million and utilized $2.0 million of the letters of credit sublimit.

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
Our Revolving Facility includes financial covenants that are tested each fiscal quarter. The ratio of consolidated total indebtedness (net of unrestricted cash up to $7.5 million) to adjusted EBITDA must not exceed 3.5 to 1.0. The ratio of adjusted EBITDA to consolidated interest expense must not be less than 3.0 to 1.0. As of September 30, 2019, we were in compliance with both financial covenants.

At September 30, 2019, we had $7.4 million in cash and cash equivalents. At September 30, 2019, none of the cash in our coffee-related derivative margin accounts was restricted.

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	Three Months Ended September 30,
	2019	2018
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash (used) provided by operating activities	$(3,887)	$1,080
Net cash provided (used) in investing activities	11,342	(7,680)
Net cash (used) provided by financing activities	(7,013)	12,293
Net increase in cash and cash equivalents	$442	$5,693
Operating Activities
Net cash used in operating activities was $3.9 million in the three months ended September 30, 2019 compared to net cash provided by operating activities of $1.1 million in the three months ended September 30, 2018. The increase in cash used was primarily attributable to a higher use of cash for working capital during the current fiscal period. Working capital during the three months ended September 30, 2019 was impacted by, among other items, cash purchases to fund higher inventory levels and a decline in revenues. These were partially offset by improved vendor terms and timing of accrued liabilities compared to cash settlement of such items.
Investing Activities
Net cash provided by investing activities during the three months ended September 30, 2019 was $11.3 million as compared to net cash used of $7.7 million in the three months ended September 30, 2018. Investment activities were elevated in the three months ended September 30, 2019 principally due to the sales of assets for cash proceeds $16.6 million. For the three months ended September 30, 2019, we had purchases of property, plant and equipment of $5.3 million, which included $0.9 million for new machinery and equipment, and $4.4 million in maintenance capital expenditures. Maintenance capital expenditures included lower coffee brewing equipment purchases compared to the prior year period.

Financing Activities
Net cash used in financing activities in three months ended September 30, 2019 was $7.0 million as compared to net cash provided of $12.3 million in three months ended September 30, 2018, a decrease of $19.3 million. Net cash used in financing activities in three months ended September 30, 2019 included $7.0 million in net payments under our Revolving Facility compared to $12.0 million in net borrowings in the three months ended September 30, 2018.

Capital Expenditures
For three months ended September 30, 2019 and 2018, our capital expenditures paid were as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018
Maintenance:
Coffee brewing equipment	$2,145	$4,117
Building and facilities	75	—
Vehicles, machinery and equipment	687	570
IT, software, office furniture and equipment	1,445	775
Capital expenditures, maintenance	$4,352	$5,462

Expansion Project:
Machinery and equipment	$924	$2,325
Capital expenditures, Expansion Project	$924	$2,325

Total capital expenditures	$5,276	$7,787
In fiscal 2020, we anticipate paying between $17.0 million to $20.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility.
Depreciation and amortization expense was $7.6 million and $7.7 million in three months ended September 30, 2019 and 2018, respectively. We anticipate our depreciation and amortization expense will be approximately $7.5 million to $7.8 million per quarter in the remainder of fiscal 2020 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Commitments and Contingencies
As of September 30, 2019, we had committed to purchase green coffee inventory totaling $40.3 million under fixed-price contracts, $9.9 million in other inventory under non-cancelable purchase orders and $7.9 million in other purchases under non-cancelable purchase orders.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and in our 2019 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2019 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and in our 2019 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2019 Form 10-K.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At September 30, 2019, we were eligible to borrow up to a total of $150.0 million under the Revolving Facility and had outstanding borrowings of $85.0 million and utilized $2.0 million of the letters of credit sublimit. As a result of the interest rate swap, only $5.0 million is now subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolving Facility at September 30, 2019 was 4.06%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of September 30, 2019:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$5,000	2.56%	$128
–100 basis points	$5,000	3.06%	$153
Unchanged	$5,000	4.06%	$203
+100 basis points	$5,000	5.06%	$253
+150 basis points	$5,000	5.56%	$278

Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. See Note 4, Derivative Instruments, of the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussions of our derivative instruments.
The following table summarizes the potential impact as of September 30, 2019 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$192	$(192)	$5,574	$(5,574)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2019. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2019, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended June 30, 2019, which is accessible on the SEC’s website at www.sec.gov. During the three months ended September 30, 2019, other than the following, there have been no material changes to the risk factors disclosed in our 2019 Form 10‑K.

Our business could be negatively affected as a result of actions of Jeanne Farmer Grossman, which actions could adversely impact the trading value of the Company’s common stock.

Jeanne Farmer Grossman, individually and as the sole trustee of certain trusts (the “Grossman Group”), has notified the Company that she intends to nominate a slate of two nominees for election as directors in opposition to the nominees recommended by the Company’s Board of Directors at the 2019 Annual Meeting of Stockholders (the “Annual Meeting”), in addition to a proposal regarding the declassification of the board of directors. The Grossman Group has filed a definitive proxy statement with the SEC in connection with its solicitation of proxies from our stockholders to vote at the Annual Meeting. As of the record date for the Annual Meeting, the Grossman Group, together with its own nominees, owned collectively 834,980 shares of our common stock representing approximately 4.9% of our outstanding common stock. Responding to actions by stockholders like the Grossman Group can be costly and time-consuming, disruptive to operations and divert the attention of management and employees. Specifically, a proxy contest for the slate of two directors at the Annual Meeting will require us to incur significant proxy solicitation expenses and legal and other advisory expenses and require significant time and attention by management and our Board of Directors. In proxy contests, the range of potential outcomes may include a negotiated settlement prior to the vote of stockholders. The outcomes from any such negotiated settlement prior to the stockholder vote can involve a range of alternatives, both monetary and non-monetary, and an assessment of the potential impact from any such settlement is not determinable at this time. The Grossman Group has disclosed in its definitive proxy statement that it intends to seek reimbursement from the Company of all expenses it incurs in connection with its solicitation. As a result, if the Grossman Group is successful, we may also bear the costs of the Grossman Group’s proxy solicitation expenses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2019 and incorporated herein by reference).

3.2
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2019, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

________________

*	Filed herewith

**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
November 7, 2019

By:	/s/ Scott Lyon
Scott Lyon Corporate Controller (interim principal financial and accounting officer)
November 7, 2019