Form 10-Q
period 2019-12-31
FARMER BROTHERS CO
filed 2020-02-07
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
YES ☐ NO  ☒
As of January 31, 2020, the registrant had 17,231,473 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,130	$6,983
Accounts receivable, net	60,404	55,155
Inventories	85,134	87,910
Income tax receivable	1,631	1,191
Short-term derivative assets	9,051	1,865
Prepaid expenses	5,820	6,804
Total current assets	171,170	159,908
Property, plant and equipment, net	171,983	189,458
Goodwill	36,224	36,224
Intangible assets, net	27,673	28,878
Other assets	9,520	9,468
Long-term derivatives assets	443	674
Right-of-use operating lease assets	19,696	—
Total assets	$436,709	$424,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	59,828	72,771
Accrued payroll expenses	16,021	14,518
Operating leases liabilities - current	5,571	—
Short-term derivative liabilities	368	1,474
Other current liabilities	7,982	7,309
Total current liabilities	89,770	96,072
Long-term borrowings under revolving credit facility	70,000	92,000
Accrued pension liabilities	45,717	47,216
Accrued postretirement benefits	22,597	23,024
Accrued workers’ compensation liabilities	5,000	4,747
Operating lease liabilities - noncurrent	14,318	—
Other long-term liabilities	3,147	4,057
Total liabilities	$250,549	$267,116
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of December 31, 2019 and June 30, 2019; liquidation preference of $15,899 and $15,624 as of December 31, 2019 and June 30, 2019, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,177,448 and 17,042,132 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	17,180	17,042
Additional paid-in capital	59,663	57,912
Retained earnings	158,310	146,177
Accumulated other comprehensive loss	(49,008)	(63,652)
Total stockholders’ equity	$186,160	$157,494
Total liabilities and stockholders’ equity	$436,709	$424,610
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net sales	$152,498	$159,773	$291,098	$307,213
Cost of goods sold	108,513	106,529	206,472	205,734
Gross profit	43,985	53,244	84,626	101,479
Selling expenses	34,906	39,591	68,520	76,901
General and administrative expenses	11,266	12,140	24,006	20,757
Restructuring and other transition expenses	—	207	—	4,674
Net (gains) losses from sales of assets	(11,057)	804	(23,662)	723
Operating expenses	35,115	52,742	68,864	103,055
Income (loss) from operations	8,870	502	15,762	(1,576)
Other (expense) income:
Interest expense	(2,859)	(3,332)	(5,407)	(6,184)
Pension settlement charge	—	(10,948)	—	(10,948)
Other, net	1,662	953	1,865	1,610
Total other expense	(1,197)	(13,327)	(3,542)	(15,522)
Income (loss) before taxes	7,673	(12,825)	12,220	(17,098)
Income tax benefit	(81)	(2,725)	(188)	(4,012)
Net income (loss)	7,754	(10,100)	12,408	(13,086)
Less: Cumulative preferred dividends, undeclared and unpaid	138	134	275	266
Net earnings (loss) available to common stockholders	$7,616	$(10,234)	$12,133	$(13,352)
Net earnings (loss) available to common stockholders per common share—basic	$0.44	$(0.60)	$0.71	$(0.79)
Net earnings (loss) available to common stockholders per common share—diluted	$0.43	$(0.60)	$0.69	$(0.79)
Weighted average common shares outstanding—basic	17,159,108	16,985,157	17,127,153	16,971,995
Weighted average common shares outstanding—diluted	17,583,335	16,985,157	17,550,144	16,971,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$7,754	$(10,100)	$12,408	$(13,086)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax	11,284	748	7,395	(5,349)
Losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold and interest expense, net of tax	4,661	1,650	7,249	3,110
Change in funded status of retiree benefit obligations, net of tax	—	(5,651)	—	(5,651)
Pension settlement charge, net of tax	—	8,147	—	8,147
Total comprehensive income (loss), net of tax	$23,699	$(5,206)	$27,052	$(12,829)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$(63,652)	$157,494
Net income	—	—	—	—	—	4,654	—	4,654
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	(1,301)	(1,301)
ESOP compensation expense, including reclassifications	—	—	52,534	53	807	—	—	860
Share-based compensation	—	—	—	—	(1)	—	—	(1)
Issuance of common stock and stock option exercises	—	—	532	—	—	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2019	14,700	$15	17,095,198	$17,095	$58,718	$150,694	$(64,953)	$161,569
Net income	—	—	—	—	—	7,754	—	7,754
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	15,945	15,945
ESOP compensation expense, including reclassifications	—	—	55,623	56	525	—	—	581
Issuance of common stock and stock option exercises	—	—	—	—	319	—	—	319
Stock option exercises	—	—	26,627	29	101	—	—	130
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(138)	—	(138)
Balance at December 31, 2019	14,700	$15	17,177,448	$17,180	$59,663	$158,310	$(49,008)	$186,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2018	14,700	$15	16,951,659	$16,952	$55,965	$220,307	$(2,145)	$(62,039)	$229,055
Net loss	—	—	—	—	—	(2,986)	—	—	(2,986)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(4,637)	(4,637)
ESOP compensation expense, including reclassifications	—	—	—	—	529	—	—	—	529
Share-based compensation	—	—	—	—	433	—	—	—	433
Issuance of common stock and stock option exercises	—	—	26,042	26	300	—	—	—	326
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(132)	—	—	(132)
Balance at September 30, 2018	14,700	15	16,977,701	16,978	57,227	217,189	(2,145)	(66,676)	222,588
Net loss	—	—	—	—	—	(10,100)	—	—	(10,100)
Net reclassification of unrealized gains on cash flow hedges, net of taxes	—	—	—	—	—	—	—	2,398	2,398
Pension settlement charge, net of taxes	—	—	—	—	—	—	—	8,147	8,147
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	(5,651)	(5,651)
ESOP compensation expense, including reclassifications	—	—	—	—	(1,740)	—	2,145	—	405
Share-based compensation	—	—	16,266	16	474	—	—	—	490
Issuance of common stock and stock option exercises	—	—	8,562	9	173	—	—	—	182
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(134)	—	—	(134)
Balance at December 31, 2018	14,700	$15	17,002,529	$17,003	$56,134	$206,955	$—	$(61,782)	$218,325

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$12,408	$(13,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,211	15,630
Restructuring and other transition expenses, net of payments	—	2,457
Deferred income taxes	—	(3,265)
Pension settlement charge	—	10,948
Net (gains) losses from sales of assets	(23,662)	723
Net losses on derivative instruments	4,075	6,205
Other adjustments	1,794	3,494
Change in operating assets and liabilities:
Accounts receivable	(5,285)	(21,299)
Inventories	1,804	(11,326)
Derivative assets (liabilities), net	1,965	(9,234)
Other assets	361	1,194
Accounts payable	(10,608)	21,534
Accrued expenses and other liabilities	(258)	(9,621)
Net cash used in operating activities	$(2,195)	$(5,646)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,007)	(23,120)
Proceeds from sales of property, plant and equipment	35,247	105
Net cash provided (used) in investing activities	$26,240	$(23,015)
Cash flows from financing activities:
Proceeds from revolving credit facility	$38,000	$40,642
Repayments on revolving credit facility	(60,000)	(429)
Payments of finance lease obligations	(27)	(137)
Payment of financing costs	—	(1,027)
Proceeds from stock option exercises	129	507
Net cash (used) provided by financing activities	$(21,898)	$39,556
Net increase in cash and cash equivalents	$2,147	$10,895
Cash and cash equivalents at beginning of period	6,983	2,438
Cash and cash equivalents at end of period	$9,130	$13,333

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
(In thousands)
	Six Months Ended December 31,
	2019	2018
Supplemental disclosure of non-cash investing and financing activities:
Net change in derivative assets and liabilities included in other comprehensive loss, net of tax	$14,644	$(2,239)
Non-cash additions to property, plant and equipment	$284	$2,928
Non-cash portion of earnout receivable recognized—spice assets sale	$—	$390
Non-cash portion of earnout payable recognized—West Coast Coffee acquisition	$—	$840
Non-cash issuance of 401-K common stock	$109	$—
Cumulative preferred dividends, undeclared and unpaid	$275	$266

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Events occurring subsequent to December 31, 2019 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2019.
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
During the three and six months ended December 31, 2019, other than as set forth below and the adoption of Financial Accounting Standards Board Accounting (“FASB”) Standards Update (“ASU”) ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At December 31, 2019 and June 30, 2019, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At December 31, 2019 and June 30, 2019, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 34% and 28% of the Company’s trade accounts receivable balance was with five customers at December 31, 2019 and June 30, 2019, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

Adoption of ASC 842 - Leases
Effective July 1, 2019, the Company adopted the FASB Topic 842 (“ASC 842”), Leases. The Company adopted ASC 842 under the modified retrospective approach using the practical expedient; therefore, the presentation of prior year periods has not been adjusted. No cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of components of equity as of July 1, 2019 was necessary. The adoption of ASC 842 resulted in the recording of Operating lease right-of-use assets and Operating lease liabilities of $16.3 million, as of July 1, 2019. The adoption of ASC 842 had no impact on retained earnings. See Note 3 for detail discussions on the adoption of ASC 842.
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
The Company adopted the new guidance effective July 1, 2019, using the modified retrospective transition method, which did not require the Company to adjust comparative periods. See Note 3 for the applicable disclosure of ASU 2016-02 adoption. .

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3. Leases
The Company makes a determination if an arrangement constitutes a lease at inception, and categorizes the lease as either an operating or finance lease. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company's Condensed Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, net and other long-term liabilities in the Condensed Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets.
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms of up to 10 years, some of which have options to extend the lease for up to 20 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease termination until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	December 31, 2019
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$19,696
Finance lease assets	Property, plant and equipment, net	34
Total lease assets		$19,730

Operating lease liabilities - current	Operating lease liabilities - current	$5,571
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	14,318
Finance lease liabilities	Other long-term liabilities	35
Total lease liabilities		$19,924
The components of lease expense are as follows:

		Three Months Ended December 31,	Six Months Ended December 31,
	Classification	2019	2019
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$1,253	$2,363
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	13	26
Interest on finance lease liabilities	Interest expense	—	1
Total lease expense		$1,266	$2,390

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	December 31, 2019
(In thousands)	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2020	$2,826	$27
2021	5,102	9
2022	3,631	—
2023	2,995	—
2024	2,699	—
Thereafter	5,375	—
Total lease payments	22,628	36
Less: interest	(2,739)	(1)
Total lease obligations	$19,889	$35
Lease term and discount rate:

December 31, 2019
Weighted-average remaining lease terms (in years):
Operating lease	8.8
Finance lease	0.7

Weighted-average discount rate:
Operating lease	4.50%
Finance lease	4.50%

Other Information:

Six Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,165
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$25

Leased assets obtained in exchange for new finance lease liabilities	$—
Leased assets obtained in exchange for new operating lease liabilities	$—

Disclosures related to periods prior to adoption of ASU 2016-02
Rent expense paid for the fiscal year ended June 30, 2019 was $6.4 million.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to fixed green coffee purchase contracts, which are described further in Note 2 to the consolidated financial statements in the 2019 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2019 and June 30, 2019:

(In thousands)	December 31, 2019	June 30, 2019
Derivative instruments designated as cash flow hedges:
Long coffee pounds	40,725	42,113
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	1,238	6,070
Total	41,963	48,183

Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2019 will expire within 17 months. At December 31, 2019 and June 30, 2019 approximately 97% and 87%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) which was effective March 20, 2019, the Company on March 27, 2019, entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the revolving credit facility on a pari passu and pro rata basis with the principal of such loans. The Company has designated the Rate Swap derivative instruments as a cash flow hedge.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2019
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$8,718	$1,254	$333	$611
Long-term derivative assets:
Coffee-related derivative instruments (2)	$443	$671	$—	$3
Short-term derivative liabilities:
Coffee-related derivative instruments (3)	$1	$1,114	$7	$114
Interest rate swap derivative instruments (3)	$360	$246	$—	$—
Long-term derivative liabilities:
Coffee-related derivative instruments (4)	$—	$13	$—	$—
Interest rate swap derivative instruments (4)	$1,069	$1,599	$—	$—
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

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2019	2018	2019	2018
Net gains (losses) recognized in AOCI - Interest rate swap	$448	$—	$(48)	$—	AOCI
Net losses recognized from AOCI to earnings - Interest rate swap	$(52)	$—	$(32)	$—	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of our interest swap - Interest rate swap (1)	$(407)	$—	$(407)	$—	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	$12,130	$1,005	$7,431	$(7,188)	AOCI
Net losses recognized in earnings - Coffee - related	$(3,451)	$(2,217)	$(6,922)	$(4,179)	Cost of goods sold
________________

(1)	The $407 thousand of realized loss was due to partial unwinding of interest rate swap resulting from the amendment of the notional amount from $80 million to $65 million.
For the three and six months ended December 31, 2019 and 2018, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s condensed consolidated statements of cash flows also include net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and six months ended December 31, 2019 and 2018. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

operations and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Net losses on coffee-related derivative instruments(1)	$419	$(920)	$(624)	$(2,025)
Non-operating pension and other postretirement benefit plans cost (2)	1,248	1,763	2,496	3,526
Other (losses) gains, net	(5)	110	(7)	109
Other, net	$1,662	$953	$1,865	$1,610
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2019 and 2018.
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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2019	Derivative Assets	$9,494	$(8)	$—	$9,486
	Derivative Liabilities	$(1,437)	$(8)	$—	$(1,445)
June 30, 2019	Derivative Assets	$2,539	$(698)	$—	$1,841
	Derivative Liabilities	$3,086	$(698)	$—	$2,388
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2019, $5.2 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2019.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of December 31, 2019, $0.4 million of net losses on interest rate swap derivative instruments designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2019
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$9,161	$—	$9,161	$—
Coffee-related derivative liabilities (1)	$1	$—	$1	$—
Interest rate swap derivative liabilities (2)	$1,429	$—	$1,429	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$333	$—	$333	$—
Coffee-related derivative liabilities(1)	$7	$—	$7	$—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2019
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$1,925	$—	$1,925	$—
Coffee-related derivative liabilities (1)	$1,127	$—	$1,127	$—
Interest rate swap derivative liabilities (2)	$1,845	$—	$1,845	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	$614	$—	$614	$—
Coffee-related derivative liabilities (1)	$114	$—	$114	$—
____________________

(1)	The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

(2)
The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

Note 6. Accounts Receivable, Net

(In thousands)	December 31, 2019	June 30, 2019
Trade receivables	$57,652	$53,593
Other receivables(1)	3,293	2,886
Allowance for doubtful accounts	(541)	(1,324)
Accounts receivable, net	$60,404	$55,155
__________
(1) Includes vendor rebates and other non-trade receivables.
The $0.8 million decrease in the allowance for doubtful accounts during the six months ended December 31, 2019 was due to improvement of the Company’s accounts receivable aging balance.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	December 31, 2019	June 30, 2019
Coffee
Processed	$27,492	$25,769
Unprocessed	30,337	33,259
Total	$57,829	$59,028
Tea and culinary products
Processed	$19,385	$21,767
Unprocessed	94	74
Total	$19,479	$21,841
Coffee brewing equipment parts	$7,826	$7,041
Total inventories	$85,134	$87,910

In addition to product cost, inventory costs include expenditures such as direct labor and certain supply, freight, warehousing, overhead variances, purchase price variance (“PPVs”) and other expenses incurred in bringing the inventory to its existing condition and location. The “Unprocessed” inventory values as stated in the above table represent the value of raw materials and the “Processed” inventory values represent all other products consisting primarily of finished goods.

Note 8. Property, Plant and Equipment

(In thousands)	December 31, 2019	June 30, 2019
Buildings and facilities (1)	$100,316	$107,915
Machinery and equipment (1)	243,397	249,477
Capitalized software	28,770	27,666
Office furniture and equipment	13,858	14,035
	$386,341	$399,093
Accumulated depreciation	(227,671)	(225,826)
Land	13,313	16,191
Property, plant and equipment, net	$171,983	$189,458
__________
(1) Decrease as of December 31, 2019 is due to the sale of assets. See Note 21 for details.

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	December 31, 2019	June 30, 2019
Coffee Brewing Equipment	$103,520	$106,593
Accumulated depreciation	(69,581)	$(70,202)
Coffee Brewing Equipment, net	$33,939	$36,391

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Depreciation expense	$2,327	$2,201	$4,666	$4,396

Other CBE expenses	$8,446	$8,410	$16,171	$16,916
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Note 9. Goodwill and Intangible Assets
There were no changes to the carrying value of goodwill in the six months ended December 31, 2019. The carrying value of goodwill at December 31, 2019 and June 30, 2019 was $36.2 million.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		December 31, 2019			June 30, 2019
(In thousands)	Weighted Average Amortization Period as of December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	7.3	$33,003	$(16,391)	$16,612	$33,003	$(15,291)	$17,712
Non-compete agreements	2.2	220	(142)	78	220	(122)	98
Recipes	3.8	930	(420)	510	930	(354)	576
Trade name/brand name	4.5	510	(365)	145	510	(346)	164
Total amortized intangible assets		$34,663	$(17,318)	$17,345	$34,663	$(16,113)	$18,550
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$10,328	$—	$10,328	$10,328	$—	$10,328
Total unamortized intangible assets		$10,328	$—	$10,328	$10,328	$—	$10,328
Total intangible assets		$44,991	$(17,318)	$27,673	$44,991	$(16,113)	$28,878
Aggregate amortization expense for the three months ended December 31, 2019 and 2018 was $0.6 million and $0.7 million, respectively. Aggregate amortization expense for the six months ended December 31, 2019 and 2018 was $1.2 million and $1.3 million, respectively.
The Company tests goodwill and intangible assets for impairment annually, as of January 31, or when events or changes in circumstances would indicate that the carrying amounts of the assets may not be recoverable. The Company is currently undergoing its annual testing. Events and circumstances have occurred, including those during the current fiscal year, such as declining operating results, that may have a negative impact on the fair value of these assets.

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	1,059	1,426	2,118	2,852
Expected return on plan assets	(1,102)	(1,485)	(2,203)	(2,970)
Amortization of net loss(1)	370	370	740	740
Pension settlement charge	—	10,948	—	10,948
Net periodic benefit cost	$327	$11,259	$655	$11,570
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	December 31, 2019	June 30, 2019
Discount rate	3.45%	4.05%
Expected long-term return on plan assets	6.75%	6.75%

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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
(In thousands)
Contributions	$452	$283	$880	$778

Outstanding balance of settlement obligations of the Company to certain multiemployer pension plans are as follows:

(In thousands)	December 31, 2019	June 30, 2019
WCT Pension Trust (1)	$344	$1,487
Local 807 Pension Fund (2)	$182	$182
__________
(1) Initial liability amount of $3.4 million, including interest, commencing in September 10, 2018, payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822 in February 2020.
(2) Lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. As of December 31, 2019, the Company has paid the Local 807 Pension Fund $3.0 million and has accrued $0.2 million within “Accrued pension liabilities” on the Company’s condensed consolidated balance sheet.

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
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company recorded matching contributions of $0.6 million and $0.4 million in operating expenses in the three months ended December 31, 2019 and 2018. The Company recorded matching contributions of $1.3 million and $0.9 million in operating expenses in the six months ended December 31, 2019 and 2018.

Additionally, the Company makes an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. During the three and six months December 31, 2019, the Company contributed a total of 54,025 and 109,649 shares of the Company’s common stock with a value of $0.6 million and $1.4 million, respectively, to eligible participants’ annual plan compensation.

Postretirement Benefits
Retiree Medical Plan and Death Benefit
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the three and six months ended December 31, 2019 and 2018. Net periodic postretirement benefit cost was based on employee census information and asset information as of June 30, 2019.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$147	$133	$294	$266
Interest cost	214	222	428	444
Amortization of net gain	(125)	(209)	(250)	(418)
Amortization of prior service credit	(392)	(439)	(784)	(878)
Net periodic postretirement benefit credit	$(156)	$(293)	$(312)	$(586)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2020	2019
Retiree Medical Plan discount rate	3.62%	4.25%
Death Benefit discount rate	3.64%	4.25%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				December 31, 2019		June 30, 2019
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$70,000	4.05%	$92,000	3.98%
On November 6, 2018, the Company entered into a new $150.0 million senior secured revolving credit facility (the “Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank, with a sublimit on letters of credit and swingline loans of $15.0 million each. The Revolving Facility includes an accordion feature whereby the Company may increase the revolving commitments or enter into one or more tranches of incremental term loans, up to an additional $75.0 million in aggregate of increased commitments and incremental term loans, subject to certain conditions. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.40%. Borrowings under the New Revolving Facility bear interest based on a leverage grid with a range of PRIME + 0.25% to PRIME + 0.875% or Adjusted LIBO Rate + 1.25% to Adjusted LIBO Rate + 1.875%. Effective March 27, 2019, the Company entered into a rate swap agreement and in December 2019 amended the agreement. The impact of the amendment was $0.4 million of realized loss due to the partial unwinding of interest rate swap resulting from the amendment of the notional amount from $80.0 million to $65.0 million. See Note 4 for details.
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
At December 31, 2019, the Company was in compliance with all of the covenants under the Revolving Facility.

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

	December 31, 2019	June 30, 2019
Allocated shares	1,393,530	1,393,530
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,393,530	1,393,530

(In thousands)
Fair value of ESOP shares	$20,987	$22,812

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Share-based Compensation
Farmer Bros. Co. 2017 Long-Term Incentive Plan
As of December 31, 2019, there were 565,112 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans for future issuance.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the six months ended December 31, 2019:

Six Months Ended December 31, 2019
Weighted average fair value of NQOs	$4.65
Risk-free interest rate	1.7%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	35.4%

The following table summarizes NQO activity for the six months ended December 31, 2019:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2019	198,049	27.35	5.25	40
Granted	431,344	14.48	—	—
Exercised	(10,360)	12.48	—	28
Forfeited	(104,288)	27.28	—	—
Expired	(27,970)	31.66	—	—
Outstanding at December 31, 2019	486,775	16.03	6.54	432
Exercisable at December 31, 2019	30,074	28.96	3.76	—
The weighted-average grant-date fair value of options granted during the six months ended December 31, 2019 was $4.65. The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $15.06 at December 31, 2019 and $16.37 at June 28, 2019, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the six months ended December 31, 2019 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
The Company received $0.1 million and $0.3 million in proceeds from exercises of vested NQOs during the six months ended December 31, 2019 and 2018, respectively.
At December 31, 2019 and June 30, 2019, respectively, there were $2.1 million and $1.1 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at December 31, 2019 is expected to be recognized over the weighted average period of 2.7 years. Total compensation expense for NQOs was $178.1 thousand and $185.0 thousand for the three months ended December 31, 2019 and 2018, respectively. Total compensation expense for NQOs was $277.2 thousand and $283.0 thousand for the six months ended December 31, 2019 and 2018, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the six months ended December 31, 2019:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2019	229,961	26.21	1.23	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,212)	32.85	—	—
Expired	(202,753)	25.67	—	—
Outstanding at December 31, 2019	20,996	29.39	1.92	—
Exercisable at December 31, 2019	12,730	27.95	1.78	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $15.06 at December 31, 2019 and $16.37 at June 28, 2019, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the six months ended December 31, 2019 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during the six months ended December 31, 2019. The Company received $0.1 million in proceeds from exercises of vested PNQs during the six months ended December 31, 2018.
At December 31, 2019 and June 30, 2019, there were zero and $39.7 thousand, respectively, of unrecognized PNQ compensation cost. Total compensation expense related to PNQs in the three months ended December 31, 2019 and 2018 were $4.6 thousand and $146.4 thousand, respectively. Total compensation expense related to PNQs in the six months ended December 31, 2019 and 2018 were $18.3 thousand and $324.5 thousand, respectively.

Restricted Stock
The following table summarizes restricted stock activity for the six months ended December 31, 2019:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2019	32,056	21.10
Granted	48,654	15.05
Vested/Released	(18,298)	23.98
Cancelled/Forfeited	(1,704)	31.70
Outstanding and nonvested at December 31, 2019	60,708	15.66

The total grant-date fair value of restricted stock granted during the six months ended December 31, 2019 was $0.7 million.

At December 31, 2019 and June 30, 2019, there were $0.7 million and $0.4 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2019 is expected to be recognized over the weighted average period of 0.8 years. Total compensation expense for restricted stock were $0.2 million and $0.1 million, respectively, in the three months ended December 31, 2019 and 2018. Total compensation expense for restricted stock in the six months ended December 31, 2019 and 2018 were $0.4 million and $0.2 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the six months ended December 31, 2019:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2019	51,237	27.69
Granted(1)	76,256	14.42
Vested/Released	—	—
Cancelled/Forfeited	(36,049)	27.92
Outstanding and nonvested at December 31, 2019	91,444	16.54
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the six months ended December 31, 2019 was $1.1 million.

At December 31, 2019 and June 30, 2019, there were $1.1 million and $0.3 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at December 31, 2019 is expected to be recognized over the weighted average period of 2.6 years. Total compensation expense for PBRSUs were $77.2 thousand and $117.0 thousand, respectively, for the three months ended December 31, 2019 and 2018. Total compensation expense for PBRSUs were $0.1 million and $0.2 million, respectively, for the six months ended December 31, 2019 and 2018.
Performance Cash Awards (“PCAs”)
In November 2019, the Company granted PCAs under the 2017 Plan to certain employees. The PCAs cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals for the performance period July 1, 2019 through June 30, 2022, subject to certain continued employment conditions and subject to acceleration provisions of the 2017 Plan. At the end of the three-year performance period, the amount of PCAs that actually vest will be 0% to 200% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period.
The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of December 31, 2019, the Company had recognized accrued liabilities of $16.9 thousand.
At December 31, 2019, there was $0.4 million of unrecognized PCA compensation cost. The unrecognized PCA compensation cost at December 31, 2019 is expected to be recognized over the weighted average period of 2.9 years. Total compensation expense for PCAs was $16.9 thousand for the three and six months ended December 31, 2019.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	December 31, 2019	June 30, 2019
Accrued postretirement benefits	$1,068	$1,068
Accrued workers’ compensation liabilities	1,681	1,495
Cumulative preferred dividends, undeclared and unpaid (4)	1,198	305
Earnout payable (1)	—	1,000
Working capital dispute payable(2)	354	354
Other (3)	3,681	3,087
Other current liabilities	$7,982	$7,309
___________
(1) Represents estimated fair value of earnout payable in connection with the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017.
(2) Represents accrued expenses related to working capital disputes in connection with the Company's acquisition of Boyd Coffee on October 2, 2017.
(3) Includes accrued property taxes, sales and use taxes and insurance liabilities.
(4) Per the agreement, all the cumulative preferred dividends, undeclared and unpaid are now payable. Therefore, the previously accrued long-term portion has been reclassified to current liabilities.

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2019	June 30, 2019
Finance lease liabilities	$35	$32
Derivative liabilities—noncurrent	1,068	1,612
Performance Cash Awards Liability	17	—
Cumulative preferred dividends, undeclared and unpaid—noncurrent	—	618
Deferred income taxes and other liabilities(1)	2,027	1,795
Other long-term liabilities	$3,147	$4,057
___________
(1) Includes deferred tax liabilities that have an indefinite reversal pattern.

Note 16. Income Taxes
The income tax expense (benefit) and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Income tax benefit	$(81)	$(2,725)	$(188)	$(4,012)
Effective tax rate	(1.1)%	21.0%	(1.5)%	23.3%
The lower effective tax rate is primarily due to the previously recorded valuation allowance and change in the Company’s estimated deferred tax liability. The Company’s interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The Company recognizes the effects of tax legislation in the period in which the law is enacted. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the Company estimates the related temporary differences to reverse. The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of December 31, 2019 and June 30, 2019, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2016. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
Note 17. Net Income (loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net income (loss) per common share is calculated by dividing diluted net income (loss) attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period) and unvested performance-based restricted stock units because their inclusion would be have been anti-dilutive.
The following table presents the computation of basic and diluted earnings per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Undistributed net earnings (loss) available to common stockholders	$7,595	$(10,225)	$12,104	$(13,341)
Undistributed net earnings (loss) available to nonvested restricted stockholders and holders of convertible preferred stock	21	(9)	29	(11)
Net earnings (loss) available to common stockholders—basic	$7,616	$(10,234)	$12,133	$(13,352)

Weighted average common shares outstanding—basic	17,159,108	16,985,157	17,127,153	16,971,995
Effect of dilutive securities:
Shares issuable under stock options	1,236	—	1,819	—
Shares issuable under PBRSUs	8,091	—	6,272	—
Shares issuable under convertible preferred stock	414,900	—	414,900	—
Weighted average common shares outstanding—diluted	17,583,335	16,985,157	17,550,144	16,971,995
Net earnings (loss) per common share available to common stockholders—basic	$0.44	$(0.60)	$0.71	$(0.79)
Net earnings (loss) per common share available to common stockholders—diluted	$0.43	$(0.60)	$0.69	$(0.79)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Shares issuable under stock options	190,117	201,543	121,113	165,013
Shares issuable under convertible preferred stock	—	400,691	—	400,691
Shares issuable under PBRSUs	16,195	64,991	8,097	52,890

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At December 31, 2019, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,082	$15,899	$1,199	$15,899

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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended December 31,
	2019		2018
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$96,177	63.1%	$99,286	62.1%
Coffee (Frozen Liquid)	8,556	5.6%	9,318	5.8%
Tea (Iced & Hot)	7,563	5.0%	8,651	5.4%
Culinary	15,158	10.0%	16,795	10.5%
Spice	6,126	4.0%	6,002	3.8%
Other beverages(1)	17,299	11.3%	18,915	11.8%
Other revenues(2)	946	0.6%	—	—%
Net sales by product category	151,825	99.6%	158,967	99%
Fuel surcharge	673	0.4%	806	0.6%
Net sales	$152,498	100.0%	$159,773	100%
____________

(1)	Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

(2)	Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Six Months Ended December 31,
	2019		2018
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$183,547	63.1%	$194,640	63.4%
Coffee (Frozen Liquid)	16,484	5.7%	17,874	5.8%
Tea (Iced & Hot)	15,268	5.2%	17,555	5.7%
Culinary	29,361	10.1%	32,789	10.7%
Spice	12,332	4.2%	12,160	4.0%
Other beverages(1)	30,032	10.3%	30,541	9.9%
Other revenues(2)	2,701	0.9%	—	—%
Net sales by product category	289,725	99.5%	305,559	99.5%
Fuel surcharge	1,373	0.5%	1,654	0.5%
Net sales	$291,098	100.0%	$307,213	100.0%
___________

(1)	Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

(2)	Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.

The Company does not have any material contract assets and liabilities as of December 31, 2019. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At December 31, 2019 and June 30, 2019, “Accounts receivable, net” included, $57.7 million and $53.6 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2019 Form 10-K. During the six months ended December 31, 2019, other than the following, or as otherwise disclosed in these footnotes in the current Form 10-Q, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of December 31, 2019, the Company had committed to purchase green coffee inventory totaling $60.7 million under fixed-price contracts, $6.2 million in other inventory under non-cancelable purchase orders and $5.4 million in other purchases under non-cancelable purchase orders.
Legal Proceedings
Council for Education and Research on Toxics (“CERT”) v. Brad Berry Company Ltd., et al., Superior Court of the State of California, County of Los Angeles
On August 31, 2012, CERT filed an amendment to a private enforcement action adding a number of companies as defendants, including the Company’s subsidiary, Coffee Bean International, Inc., which sell coffee in California under the State of California's Safe Drinking Water and Toxic Enforcement Act of 1986 (“Prop 65”). The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Prop 65 that the coffee they produce, distribute, and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under Prop 65. Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of $2,500.00 per day per violation of Prop 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Prop 65.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference was held on July 11, 2019. The Court granted the JDG’s motion for leave to amend its answers to add the coffee exemption regulation as a defense. Concurrently, the Court denied CERT’s motion to add OEHHA as a party but granted CERT’s motions to complete the administrative record with respect to the exemption and to undertake certain third party discovery. A status conference was held November 12, 2019 to discuss discovery issues and dispositive motions. Plaintiff’s motion to compel OEHHA to add documents to the rulemaking file for the new coffee exemption regulation was denied. CERT continues to pursue third-party discovery with plans to file motions to compel appearances of proposed deponents. These motions, along with CERT’s eight summary judgment motions, were heard at a January 21, 2020 hearing where the Court denied several of CERT’s discovery requests. Further, the Court of Appeals scheduled a hearing on February 14, 2020 for additional discovery issues in the CERT vs OEHHA case. The JDG’s reply in support of its motion for summary judgment is currently due to the Court on March 16, 2020.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Subsequent to the hearing on January 21, 2020, Plaintiff issued broad discovery against each of the defendants in hopes of opening up a third round of discovery. The discovery focuses on “additives to and “flavorings” in coffee. Objections to discovery requests are due March 2, 2020.
At this time, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.

The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 21. Sales of Assets
Sale of Office Coffee Assets
In order to focus on its core product offerings, in July 2019, the Company completed the sale of certain assets associated with its office coffee customers for $9.3 million in cash paid at the time of closing plus an earnout of up to an additional $2.3 million if revenue expectations are achieved during test periods scheduled to occur at various branches at various times and concluding by early third quarter of fiscal year 2020. The Company recognized an initial net gain on the asset sales of $7.2 million during the six months ended December 31, 2019. The sale of office coffee assets did not represent a strategic shift for the Company and did not have a material impact on the Company's results of operations because the Company has signed a supply agreement to provide certain coffee products to the assets purchaser.
Sale of Branch Properties
During the six months ended December 31, 2019, the Company completed the sale of five branch properties and entered into two operating lease agreements with the purchasers of two of the branch properties as detailed in the following table:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceed	Gain (loss)	Long-Term Leaseback	Lease Term	Monthly Base Rent
Seattle, Washington	8/28/2019	$7,900	$7,300	$6,800	No	N/A	N/A
Indianapolis, Indiana	11/19/2019	$250	$186	$(173)	No	N/A	N/A
Hayward, California(1)	12/23/2019	$7,050	$6,569	$2,016	Yes	5 years	$28
Denver, Colorado(1)	12/31/2019	$2,300	$2,075	$1,989	Yes	7 years	$17
Casper, Wyoming	12/31/2019	$385	$355	$304	No	N/A	N/A
___________
(1) Has an option to renew the lease for additional five years.
Sale leaseback of Houston Facility
In November 2019, the Company completed the sale of its Houston, Texas manufacturing facility and warehouse (the “Property”) for an aggregate purchase price, exclusive of closing costs, of $10.0 million. Cash proceeds from the sale of the Property were $9.0 million. The Company recognized a net gain on the Property sale of $7.3 million during the six months ended December 31, 2019. The Property did not meet the accounting guidance criteria to be classified as discontinued operations.
Following the close of the sale of the Property, the Company and the purchaser of the Property entered into a three-year leaseback agreement with respect to the Property for a base rent of $50,000 per month. The Company may terminate the leaseback no earlier than the first day of the eighteenth full calendar month of the term providing at least nine months’ notice. The purchaser of the Property does not have any material relationship with the Company or its subsidiaries.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 22. Subsequent Events
The Company evaluated all events or transactions that occurred after December 31, 2019 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2019 (the “2019 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the success of the Company’s adaptation to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for any future period.

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
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, Texas, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 365 delivery routes and 101 branch warehouses as of December 31, 2019, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.

Summary Overview of Three Months Ended December 31, 2019 Results of Operations
During the three months ended December 31, 2019, we experienced sales declines in our DSD sales channel while our direct ship sales channel were comparable to the prior year period.
Similar to what we experienced in fiscal 2019, our DSD network continued to be negatively impacted by higher customer attrition, partially offset by sales to new customers. In addition, our DSD sales network was impacted by the sale of our office coffee business in July 2019. While our direct ship channel sales grew in terms of coffee pounds, unfavorable customer mix shift and the impact of coffee prices for our cost plus customers caused revenues to be comparable to the prior period.
During the three months ended December 31, 2019, gross margins declined by 4.5% to 28.8% from 33.3% mostly due to unfavorable customer mix shift and higher write-down of slow moving inventories. These declines were partially offset by lower freight costs, the impact of coffee prices and the start of our key initiative to rebalance production across our plant network.
Operating expenses declined by $17.6 million over the prior year quarter driven mostly by gains realized from several key near-term strategic priorities. During the three months ended December 31, 2019, we completed the sale of our Houston, Texas manufacturing facility and warehouse and four branch properties for an aggregate sale price of $20.0 million. Net cash proceeds from these assets sales were $18.3 million. We recognized a net gain on these asset sales of $11.4 million during three months ended December 31, 2019. The proceeds from the sales gave us increased liquidity and flexibility. Operating expenses also benefited from several cost saving initiatives implemented during the current fiscal year. These savings were slightly offset by proxy contest expenses and one-time executive severance costs associated with a corporate reorganization during the period.
Our capital expenditures for the six months ended December 31, 2019 were $9.0 million, representing lower maintenance capital spend of $7.5 million, a 61.0% reduction compared to the prior year period. These spending reductions were driven by several key initiatives put in place, including a focus on improving our coffee brewing equipment (“CBE”) program to drive cost savings.
As of December 31, 2019, the outstanding debt on our revolver was $70.0 million, a decline of $15.0 million since September 30, 2019 and $22.0 million since June 30, 2019. Additionally, our cash increased to $9.1 million as of December 31, 2019, compared to $7.0 million as of June 30, 2019. These improvements in our liquidity provide additional financial and operational flexibility.

Results of Operations

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Income Statement Data:
Net sales	$152,498	$159,773	$(7,275)	(4.6)%	$291,098	$307,213	$(16,115)	(5.2)%
Gross margin	28.8%	33.3%	(4.5)%	NM	29.1%	33.0%	(3.9)%	NM
Operating expenses as a % of sales	23.0%	33.0%	10.0%	NM	23.7%	33.5%	9.8%	NM
Income (loss) from operations	$8,870	$502	$8,368	NM	$15,762	$(1,576)	$17,338	NM
Net income (loss)	$7,754	$(10,100)	$17,854	NM	$12,408	$(13,086)	$25,494	194.8%
Net earnings (loss) available to common stockholders per common share—basic	$0.44	$(0.60)	$1.04	NM	$0.71	$(0.79)	$1.50	NM
Net earnings (loss) available to common stockholders per common share—diluted	$0.43	$(0.60)	$1.03	NM	$0.69	$(0.79)	$1.48	NM

Operating Data:
Coffee pounds	29,360	27,398	1,962	7.2%	55,318	52,845	2,473	4.7%
EBITDA(1)	$16,852	$(3,188)	$20,040	NM	$30,292	$1,470	$28,822	NM
EBITDA Margin(1)	11.1%	(2.0)%	13.1%	NM	10.4%	0.5%	9.9%	NM
Adjusted EBITDA(1)	$7,448	$12,443	$(4,995)	(40.1)%	$11,464	$23,410	$(11,946)	(51.0)%
Adjusted EBITDA Margin(1)	4.9%	7.8%	(2.9)%	NM	3.9%	7.6%	(3.7)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	63.1%	62.1%	1.0%	1.6%	63.1%	63.4%	(0.3)%	(0.5)%
Coffee (Frozen Liquid)	5.6%	5.8%	(0.2)%	(3.4)%	5.7%	5.8%	(0.1)%	(1.7)%
Tea (Iced & Hot)	5.0%	5.4%	(0.4)%	(7.4)%	5.2%	5.7%	(0.5)%	(8.8)%
Culinary	10.0%	10.5%	(0.5)%	(4.8)%	10.1%	10.7%	(0.6)%	(5.6)%
Spice	4.0%	3.8%	0.2%	5.3%	4.2%	4.0%	0.2%	5.0%
Other beverages(2)	11.3%	11.8%	(0.5)%	(4.2)%	10.3%	9.9%	0.4%	4.0%
Other revenues(3)	0.6%	—%	0.6%	NM	0.9%	—%	0.9%	NM
Net sales by product category	99.6%	99.4%	0.2%	NM	99.5%	99.5%	(0.9)%	NM
Fuel Surcharge	0.4%	0.6%	(0.2)%	NM	0.5%	0.5%	—%	NM
Total	100.0%	100.0%	—%	NM	100.0%	100.0%	(0.9)%	—%

Other data:
Capital expenditures related to maintenance	$3,107	$7,105	$(3,998)	(56.3)%	$7,459	$12,567	$(5,108)	(40.6)%
Total capital expenditures	$3,730	$15,333	$(11,603)	(75.7)%	$9,007	$23,120	$(14,113)	(61.0)%
Depreciation and amortization expense	$7,594	$7,902	$(308)	(3.9)%	$15,211	$15,630	$(419)	(2.7)%
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

The following table sets forth information regarding our condensed consolidated results of operations for the three and six months ended December 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Net sales	$152,498	$159,773	$(7,275)	(4.6)%	$291,098	$307,213	$(16,115)	(5.2)%
Cost of goods sold	108,513	106,529	(1,984)	(1.9)%	206,472	205,734	(738)	(.4)%
Gross profit	43,985	53,244	(9,259)	(17.4)%	84,626	101,479	(16,853)	(16.6)%
Selling expenses	34,906	39,591	4,685	11.8%	68,520	76,901	8,381	10.9%
General and administrative expenses	11,266	12,140	874	7.2%	24,006	20,757	(3,249)	(15.7)%
Restructuring and other transition expenses	—	207	207	100.0%	—	4,674	4,674	100.0%
Net (gains) losses from sales of assets	(11,057)	804	11,861	NM	(23,662)	723	24,385	NM
Operating expenses	35,115	52,742	17,627	33.4%	68,864	103,055	34,191	33.2%
Income (loss) from operations	8,870	502	8,368	NM	15,762	(1,576)	17,338	NM
Other (expense) income:
Interest expense	(2,859)	(3,332)	473	14.2%	(5,407)	(6,184)	777	12.6%
Pension settlement charge	—	(10,948)	10,948	(100.0)%	—	(10,948)	10,948	(100.0)%
Other, net	1,662	953	709	74.4%	1,865	1,610	255	15.8%
Total other expense	(1,197)	(13,327)	12,130	91.0%	(3,542)	(15,522)	11,980	(77.2)%
Income (loss) before taxes	7,673	(12,825)	20,498	159.8%	12,220	(17,098)	29,318	171.5%
Income tax benefit	(81)	(2,725)	(2,644)	(97.0)%	(188)	(4,012)	(3,824)	95.3%
Net income (loss)	$7,754	$(10,100)	17,854	176.8%	$12,408	$(13,086)	25,494	194.8%
Less: Cumulative preferred dividends, undeclared and unpaid	138	134	(4)	(3.0)%	275	266	(9)	(3.4)%
Net earnings (loss) available to common stockholders	$7,616	$(10,234)	17,850	174.4%	$12,133	$(13,352)	25,485	190.9%
_____________
NM - Not Meaningful

Three and Six Months Ended December 31, 2019 Compared to Three and Six Months Ended December 31, 2018

Net Sales
The following table presents changes in units sold, unit price and net sales by product category in the three and six months ended December 31, 2019 compared to the same periods in the prior fiscal year (in thousands, except unit price and percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2019	2018	Change	% Change	2019	2018	Change	% Change
Units sold
Coffee (Roasted)	23,488	21,918	1,570	7.2%	44,254	42,276	1,978	4.7%
Coffee (Frozen Liquid)	100	110	(10)	(9.1)%	198	235	(37)	(15.7)%
Tea (Iced & Hot)	723	723	—	—%	1,348	1,358	(10)	(0.7)%
Culinary	1,934	2,112	(178)	(8.4)%	3,792	4,200	(408)	(9.7)%
Spice	171	175	(4)	(2.3)%	339	390	(51)	(13.1)%
Other beverages(1)	1,459	1,855	(396)	(21.3)%	2,397	2,908	(511)	(17.6)%
Total	27,875	26,893	982	3.7%	52,328	51,367	961	1.9%

Unit Price
Coffee (Roasted)	$4.12	$4.53	$(0.41)	(9.1)%	$4.18	$4.60	$(0.42)	(9.1)%
Coffee (Frozen Liquid)	$85.65	$84.47	$1.18	1.4%	$83.21	$75.98	$7.23	9.5%
Tea (Iced & Hot)	$10.46	$11.96	$(1.50)	(12.5)%	$11.33	$12.93	$(1.60)	(12.4)%
Culinary	$7.98	$7.95	$0.03	.4%	$7.95	$7.81	$0.14	1.8%
Spice	$35.73	$34.32	$1.41	4.1%	$36.40	$31.19	$5.21	16.7%
Other beverages(1)	$11.95	$10.20	$1.75	17.2%	$12.68	$10.50	$2.18	20.8%
Average unit price	$5.47	$5.94	$(0.47)	(7.9)%	$5.56	$5.98	$(0.42)	(7.0)%

Total Net Sales By Product Category(2)
Coffee (Roasted)	$96,692	$99,286	$(2,594)	(2.6)%	$185,067	$194,640	$(9,573)	(4.9)%
Coffee (Frozen Liquid)	8,556	9,318	(762)	(8.2)%	16,484	17,874	(1,390)	(7.8)%
Tea (Iced & Hot)	7,563	8,651	(1,088)	(12.6)%	15,268	17,555	(2,287)	(13.0)%
Culinary	15,435	16,795	(1,360)	(8.1)%	30,145	32,789	(2,644)	(8.1)%
Spice	6,126	6,002	124	2.1%	12,332	12,160	172	1.4%
Other beverages(1)	17,440	18,915	(1,475)	(7.8)%	30,391	30,541	(150)	(.5)%
Net sales by product category	$151,812	$158,967	$(7,155)	(4.5)%	$289,687	$305,559	$(15,872)	(5.2)%
Fuel Surcharge	686	806	(120)	(14.9)%	1,411	1,654	(243)	(14.7)%
Total	$152,498	$159,773	$(7,275)	(4.6)%	$291,098	$307,213	$(16,115)	(5.2)%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.
(2) Certain transition service revenues related to the sale of our office coffee assets are not separately presented. The amounts are included in each of the product categories.

Net sales in the three months ended December 31, 2019 decreased $7.3 million, or 4.6%, to $152.5 million from $159.8 million in the three months ended December 31, 2018. The decline in net sales was primarily due to a decline in volume of green coffee processed and sold through our DSD network, a decrease in net sales from tea and culinary products, and the impact of coffee prices for our cost plus customers. Sales through our DSD network were impacted by the sale of our office coffee business in July of 2019 and net customer attrition. Our direct ship sales were comparable to the prior year period because the increase in direct ship volume was offset by unfavorable customer mix shift and the impact of coffee prices for our cost plus customers. Net sales in the three months ended December 31, 2019 included $2.5 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $1.0 million in price decreases to customers utilizing such arrangements in the three months ended December 31, 2018.
Net sales in the six months ended December 31, 2019 decreased $16.1 million, or 5.2%, to $291.1 million from $307.2 million in the six months ended December 31, 2018. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold through our DSD network, a decrease in net sales from tea and culinary products, unfavorable customer mix within our direct sales, non-recurring sales of industrial soup based products associated with the Boyd’s acquisition which we stopped selling last year, and the impact of coffee prices for our cost plus customers. Sales through our DSD network were impacted by the sale of our office coffee business in July of 2019, higher customer attrition and lower inventory fill rates associated with downtime at our Houston plant during the earlier part of the current period. Net sales in the six months ended December 31, 2019 included $5.1 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $3.0 million in price decreases to customers utilizing such arrangements in the six months ended December 31, 2018.

The following table presents the effect of changes in unit sales, unit pricing and product mix in the three and six months ended December 31, 2019 compared to the same periods in the prior fiscal year (in millions):

	Three Months Ended December 31, 2019 vs. 2018	% of Total Mix Change	Six Months Ended December 31, 2019 vs. 2018	% of Total Mix Change
Effect of change in unit sales	$5.4	74.0%	$5.3	32.9%
Effect of pricing and product mix changes	(12.7)	(174.0)%	(21.4)	(132.9)%
Total decrease in net sales	$(7.3)	(100.0)%	$(16.1)	(100.0)%

Unit sales increased 3.7% and average unit price decreased by 7.9% in the three months ended December 31, 2019 as compared to the same period in the prior fiscal year, resulting in a decrease in net sales of 4.6%. Unit sales increased 1.9% and average unit price decreased by 7.0% in the six months ended December 31, 2019 as compared to the same period in the prior fiscal year, resulting in a decrease in net sales of 5.2%. Average unit price decreased during three and six months ended December 31, 2019 due to a higher mix of product sold via direct ship versus DSD network, as direct ship has a lower average unit price. There were no new product category introductions in the three and six months ended December 31, 2019 or 2018, which had a material impact on our net sales.

Gross Profit
Gross profit in the three months ended December 31, 2019 decreased $9.3 million, or 17.4%, to $44.0 million from $53.2 million in the three months ended December 31, 2018. Gross margin decreased to 28.8% in the three months ended December 31, 2019 from 33.3% in the three months ended December 31, 2018. Gross profit in the six months ended December 31, 2019 decreased $16.9 million, or 16.6%, to $84.6 million from $101.5 million in the six months ended December 31, 2018. Gross margin decreased to 29.1% in the six months ended December 31, 2019 from 33.0% in the six ended December 31, 2018.

The decrease in gross profit in the three and six months ended December 31, 2019 was primarily driven by lower net sales of $7.3 million and $16.1 million, respectively, and higher costs of goods sold. Cost of goods sold in the three months ended December 31, 2019 was 71.2% of net sales as compared 66.7% of net sales, in the three months ended December 31, 2018. Cost of goods sold in the six months ended December 31, 2019 was 70.9% of net sales as compared 67.0% of net sales, in the six months ended December 31, 2018. Margins were negatively impacted by unfavorable customer mix and higher write-down of slow moving inventories, partially offset by lower freight costs and the impact of coffee prices during the six months ended December 31, 2019.

Operating Expenses
In the three months ended December 31, 2019, operating expenses decreased $17.6 million, or 33.4%, to $35.1 million, or 23.0% of net sales, from $52.7 million, or 33.0% of net sales, in the three months ended December 31, 2018, primarily due to a $11.9 million increase in net gains from sales of assets, a $4.7 million decrease in selling expenses, $0.9 million decrease in general and administrative expenses and the absence of $0.2 million in restructuring and other transition expenses.
The decrease in selling expenses was primarily due to efficiencies realized from DSD route optimization. The decrease in general and administrative expenses was associated primarily with reductions in third party costs and the absence of Boyd Coffee integration costs, partially offset by higher employee incentive costs, proxy contest expenses and severance costs during the three months ended December 31, 2019. The three months ended December 31, 2018 includes a one–time credit for employees incentives costs.
Net gains from sales of assets in the three months ended December 31, 2019 were primarily associated with the sales of the Houston Property and four office branch properties for $7.3 million and $4.1 million, respectively.

In the six months ended December 31, 2019, operating expenses decreased $34.2 million, or 33.2%, to $68.9 million, or 23.7% of net sales, from $103.1 million, or 33.5% of net sales, in the six months ended December 31, 2018, primarily due to a $24.4 million increase in net gains from sales of assets, a $8.4 million decrease in selling expenses and the absence of $4.7 million in restructuring and other transition expenses, partially offset by a $3.2 million increase in general and administrative expenses.
The decrease in selling expenses was primarily due to headcount reductions, the conclusion of Boyd Coffee integration at the beginning of October 2018 and other efficiencies realized from DSD route optimization. The increase in general and administrative expenses was associated primarily with employee incentive and benefit costs, proxy contest expenses and executive severance costs incurred during the six months ended December 31, 2019. The six months ended December 31, 2018 includes a one–time credit for employees incentives costs.
Net gains from sales of assets in the six months ended December 31, 2019 were primarily associated with the sales of the Houston Property, the office coffee assets and five office branch properties for $7.3 million, $7.2 million and $10.9 million, respectively.

Total Other Expense
Total other expense in the three months ended December 31, 2019 was $1.2 million compared to $13.3 million in the three months ended December 31, 2018. Total other expense in the six months ended December 31, 2019 was $3.5 million compared to $15.5 million in the six months ended December 31, 2018. The change in total other expense in the three and six months ended December 31, 2019 was primarily a result of;

•	the absence of pension settlement charge in the current period;

•	reduced employee post retirement benefit gains;

•	lower interest expense;

•	higher net gains on coffee-related derivative instruments in the three months ended December 31, 2019; and

•	lower net losses on coffee-related derivative instruments in the six months ended December 31, 2019.

The pension settlement charge incurred in the three and six months ended December 31, 2018 of $10.9 million was due to the termination of the Farmer Bros. Co. Pension Plan for Salaried Employees effective December 1, 2018.
Interest expense in the three months ended December 31, 2019 decreased $0.5 million to $2.9 million from $3.3 million in the prior year period. Interest expense in the six months ended December 31, 2019 decreased $0.8 million to $5.4 million from $6.2 million in the prior year period. The decrease in interest expense in the three and six months ended December 31, 2019 was principally due to lower pension interest expense and lower borrowings on our credit facility, partially offset by a $0.4 million of realized loss from the partial unwinding of our interest rate swap notional amount from $80.0 million to $65.0 million.

Other, net in the three months ended December 31, 2019 increased by $0.7 million to $1.7 million compared to $1.0 million in the prior year period. Other, net in the six months ended December 31, 2019 increased by $0.3 million to $1.9 million compared to $1.6 million in the prior year period. The increase in Other, net was primarily a result of mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges in the three months ended December 31, 2019 compared same prior year period mark-to-market net losses. In the six months ended December 31, 2019, coffee-related derivative instruments not designated as accounting hedges was impacted by lower mark-to-market net losses compared same prior year period.

Income Taxes

In the three and six months ended December 31, 2019, we recorded income tax benefit of $0.1 million and $0.2 million, respectively, compared to $2.7 million and $4.0 million in the three and six months ended December 31, 2018, respectively. The lower tax benefit is primarily due to the previously recorded valuation allowance and change in our estimated deferred tax liability during the three and six months ended December 31, 2019 as compared to the prior year period. See Note 16, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense; and

•	depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense;

•	(loss) income from short-term investments;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	restructuring and other transition expenses;

•	severance costs;

•	proxy related expenses;

•	net gains and losses from sales of assets;

•	non-cash pension settlement charges; and

•	acquisition and integration costs.
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
Set forth below is a reconciliation of reported net income (loss) to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Net income (loss), as reported	$7,754	$(10,100)	$12,408	$(13,086)
Income tax expense (benefit)	(81)	(2,725)	(188)	(4,012)
Interest expense (1)	1,585	1,735	2,861	2,938
Depreciation and amortization expense	7,594	7,902	15,211	15,630
EBITDA	$16,852	$(3,188)	$30,292	$1,470
EBITDA Margin	11.1%	(2.0)%	10.4%	0.5%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Net income (loss), as reported	$7,754	$(10,100)	$12,408	$(13,086)
Income tax expense (benefit)	(81)	(2,725)	(188)	(4,012)
Interest expense(1)	1,585	1,735	2,861	2,938
Depreciation and amortization expense	7,594	7,902	15,211	15,630
ESOP and share-based compensation expense	909	945	1,778	1,857
Restructuring and other transition expenses(2)	—	207	—	4,674
Net losses (gains) from sales of other assets	(11,057)	804	(23,662)	723
Proxy contest-related expenses	259	—	259	—
Acquisition and integration costs	—	2,727	—	3,738
Pension settlement charge	—	10,948	—	10,948
Severance	485	—	2,797	—
Adjusted EBITDA	$7,448	$12,443	$11,464	$23,410
Adjusted EBITDA Margin	4.9%	7.8%	3.9%	7.6%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
(2) The six months ended December 31, 2018, includes $3.4 million, including interest, assessed by the WC Pension Trust representing the Company’s share of the Western Conference of Teamsters Pension Plan ("WCTPP") unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				December 31, 2019		June 30, 2019
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$70,000	4.05%	$92,000	3.98%

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
At December 31, 2019, we were in compliance with all of the covenants under the Revolving Facility.
At January 31, 2020, we had outstanding borrowings of $80.0 million and utilized $2.0 million of the letters of credit sublimit under the Revolving Facility. The amount available to borrow is subject to a leverage covenant ratio as defined under the Revolving Facility agreement.

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
Our Revolving Facility includes financial covenants that are tested each fiscal quarter. The ratio of consolidated total indebtedness (net of unrestricted cash up to $7.5 million) to adjusted EBITDA (as defined in the Revolving Credit Facility) must not exceed 3.5 to 1.0. The ratio of adjusted EBITDA (as defined in the Revolving Credit Facility) to consolidated interest expense must not be less than 3.0 to 1.0. As of December 31, 2019, we were in compliance with both financial covenants.

At December 31, 2019, we had $9.1 million in cash and cash equivalents. At December 31, 2019, none of the cash in our coffee-related derivative margin accounts was restricted.

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	Six Months Ended December 31,
	2019	2018
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash used in operating activities	$(2,195)	$(5,646)
Net cash provided (used) in investing activities	26,240	(23,015)
Net cash (used) provided by financing activities	(21,898)	39,556
Net increase in cash and cash equivalents	$2,147	$10,895
Operating Activities
Net cash used in operating activities was $2.2 million in the six months ended December 31, 2019 compared to net cash used in operating activities of $5.6 million in the six months ended December 31, 2018. The $3.5 million decrease in cash used was primarily attributable to a lower use of cash for working capital during the current fiscal period. Working capital during the six months ended December 31, 2019 was impacted by, among other items, lower inventory levels and improvement in trade accounts receivable collections, partially offset by decline in outstanding accounts payable balance.
Investing Activities
Net cash provided by investing activities during the six months ended December 31, 2019 was $26.2 million as compared to net cash used of $23.0 million in the six months ended December 31, 2018. The $49.3 million increase in cash provided from investment activities was principally due to the sales of assets during the current period resulting in net cash proceeds of $35.2 million. In addition, cash used for purchases of property, plant and equipment decreased $14.1 million primarily due to prior period including purchase of machinery and equipment for the Northlake, Texas plant expansion, and lower coffee brewing equipment purchases in the current year period.

Financing Activities
Net cash used in financing activities in the six months ended December 31, 2019 was $21.9 million as compared to net cash provided of $39.6 million in the six months ended December 31, 2018, a decrease of $61.5 million. Net cash used in financing activities in the six months ended December 31, 2019 included $22.0 million in net payments under our Revolving Facility compared to $40.2 million in net borrowings in the six months ended December 31, 2018.

Capital Expenditures
For the three and six months ended December 31, 2019 and 2018, our capital expenditures paid were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Maintenance:
Coffee brewing equipment	$1,990	$4,805	$4,135	$8,922
Building and facilities	58	15	133	15
Vehicles, machinery and equipment	349	1,153	1,036	1,723
IT, software, office furniture and equipment	710	1,132	2,155	1,907
Capital expenditures, maintenance	$3,107	$7,105	$7,459	$12,567

Expansion Project:
Machinery and equipment	$623	$8,228	$1,548	$10,553
Capital expenditures, Expansion Project	$623	$8,228	$1,548	$10,553

Total capital expenditures	$3,730	$15,333	$9,007	$23,120
In fiscal year 2020, we anticipate paying between $17.0 million to $20.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility.
Depreciation and amortization expenses were $7.6 million and $7.9 million in the three months ended December 31, 2019 and 2018, respectively. Depreciation and amortization expense were $15.2 million and $15.6 million in the six months ended December 31, 2019 and 2018, respectively. We anticipate our depreciation and amortization expense will be approximately $7.3 million to $7.6 million per quarter in the remainder of fiscal year 2020 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Commitments and Contingencies
As of December 31, 2019, we had committed to purchase green coffee inventory totaling $60.7 million under fixed-price contracts, $6.2 million in other inventory under non-cancelable purchase orders and $5.4 million in other purchases under non-cancelable purchase orders.

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
Interest Rate Risk
At December 31, 2019, we were eligible to borrow up to a total of $150.0 million, subject to a leverage covenant ratio as defined under the Revolving Facility agreement and had outstanding borrowings of $70.0 million and utilized $2.0 million of the letters of credit sublimit. As a result of the interest rate swap, only $5.0 million is now subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolving Facility at December 31, 2019 was 4.05%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of December 31, 2019:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$5,000	2.55%	$128
–100 basis points	$5,000	3.05%	$153
Unchanged	$5,000	4.05%	$203
+100 basis points	$5,000	5.05%	$253
+150 basis points	$5,000	5.55%	$278

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
The following table summarizes the potential impact as of December 31, 2019 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$161	$(161)	$5,662	$(5,662)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2019. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2019, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended June 30, 2019, which is accessible on the SEC’s website at www.sec.gov. During the six months ended December 31, 2019, there have been no material changes to the risk factors disclosed in our 2019 Form 10‑K.

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

10.58
Separation and Release Agreement by and between David Robson and Farmer Bros. Co. dated November 1, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2019 and incorporated herein by reference).

10.59
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (with updated schedule of indemnitees attached)(filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2019 and incorporated herein by reference).

10.60
Form of Change in Control Severance Agreement for Executive Officers of the Company (with updated schedule of executive officers attached). (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2019 and incorporated herein by reference).

10.61
Purchase and Sale Agreement, by and between Farmer Bros. Co., as Seller and Sage Interest, Inc., as Buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2019 and incorporated herein by reference).

10.62*
Amendment No. 1 dated September 6, 2019 by and among Farmer Bros. Co., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to that certain Amended and Restated Credit Agreement dated as of November 6, 2018.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2019, formatted in eXtensible Business Reporting Language: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders’ Equity and (vi) Notes to Unaudited Condensed Consolidated Financial Statements (furnished herewith).

________________

*	Filed herewith

**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
February 6, 2020

By:	/s/ Scott Lyon
Scott Lyon Corporate Controller (interim principal financial and accounting officer)
February 6, 2020