Form 10-Q
period 2020-03-31
FARMER BROTHERS CO
filed 2020-05-08
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-34249
FARMER BROS. CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			95-0725980
(State of Incorporation)			(I.R.S. Employer Identification No.)
1912 Farmer Brothers Drive,	Northlake,	Texas	76262
(Address of Principal Executive Offices; Zip Code)

	888		998-2468
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)		Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	FARM		NASDAQ Global Select Market

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
YES ☐ NO  ☒
As of April 30, 2020, the registrant had 17,335,720 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$26,389	$6,983
Accounts receivable, net	50,889	55,155
Inventories	85,934	87,910
Income tax receivable	1,020	1,191
Short-term derivative assets	2,833	1,865
Prepaid expenses	6,230	6,804
Total current assets	173,295	159,908
Property, plant and equipment, net	169,361	189,458
Goodwill	—	36,224
Intangible assets, net	21,264	28,878
Other assets	9,144	9,468
Long-term derivatives assets	470	674
Right-of-use operating lease assets	21,789	—
Total assets	$395,323	$424,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	59,577	72,771
Accrued payroll expenses	14,329	14,518
Operating leases liabilities - current	6,031	—
Short-term derivative liabilities	1,401	1,474
Other current liabilities	6,476	7,309
Total current liabilities	87,814	96,072
Long-term borrowings under revolving credit facility	80,000	92,000
Accrued pension liabilities	45,145	47,216
Accrued postretirement benefits	9,065	23,024
Accrued workers’ compensation liabilities	5,000	4,747
Operating lease liabilities - noncurrent	16,010	—
Other long-term liabilities	4,553	4,057
Total liabilities	$247,587	$267,116
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of March 31, 2020 and June 30, 2019; liquidation preference of $16,038 and $15,624 as of March 31, 2020 and June 30, 2019, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,231,473 and 17,042,132 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	17,234	17,042
Additional paid-in capital	61,027	57,912
Retained earnings	118,394	146,177
Accumulated other comprehensive loss	(48,934)	(63,652)
Total stockholders’ equity	$147,736	$157,494
Total liabilities and stockholders’ equity	$395,323	$424,610
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net sales	$129,139	$146,679	$420,237	$453,892
Cost of goods sold	91,190	106,779	297,662	312,513
Gross profit	37,949	39,900	122,575	141,379
Selling expenses	31,968	34,422	100,488	111,323
General and administrative expenses	8,833	11,306	32,839	32,063
Restructuring and other transition expenses	—	26	—	4,700
Net losses (gains) from sales of assets	287	248	(23,375)	971
Impairment of goodwill and intangible assets	42,030	—	42,030	—
Operating expenses	83,118	46,002	151,982	149,057
Loss from operations	(45,169)	(6,102)	(29,407)	(7,678)
Other (expense) income:
Interest expense	(2,478)	(2,981)	(7,885)	(9,165)
Postretirement benefits curtailment and pension settlement charge	5,760	—	5,760	(10,948)
Other, net	1,076	495	2,941	2,105
Total other income (expense)	4,358	(2,486)	816	(18,008)
Loss before taxes	(40,811)	(8,588)	(28,591)	(25,686)
Income tax (benefit) expense	(1,034)	43,161	(1,222)	39,149
Net loss	(39,777)	(51,749)	(27,369)	(64,835)
Less: Cumulative preferred dividends, undeclared and unpaid	139	134	414	400
Net loss available to common stockholders	$(39,916)	$(51,883)	$(27,783)	$(65,235)
Net loss available to common stockholders per common share—basic	$(2.32)	$(3.05)	$(1.62)	$(3.84)
Net loss available to common stockholders per common share—diluted	$(2.32)	$(3.05)	$(1.62)	$(3.84)
Weighted average common shares outstanding—basic	17,230,879	17,003,206	17,161,477	16,982,247
Weighted average common shares outstanding—diluted	17,230,879	17,003,206	17,161,477	16,982,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net loss	$(39,777)	$(51,749)	$(27,369)	$(64,835)
Other comprehensive (loss) income, net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	(7,680)	(5,905)	(285)	(11,254)
Losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold and interest expense, net of tax	2,042	3,201	9,290	6,311
Change in retiree benefit obligations, net of tax	1,416	(1,943)	1,416	(7,594)
Postretirement benefits curtailment and pension settlement charge, net of taxes	4,296	2,801	4,296	10,948
Total comprehensive loss, net of tax	$(39,703)	$(53,595)	$(12,652)	$(66,424)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$(63,652)	$157,494
Net income	—	—	—	—	—	4,654	—	4,654
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	(1,301)	(1,301)
ESOP compensation expense, including reclassifications	—	—	52,534	53	807	—	—	860
Share-based compensation	—	—	—	—	(1)	—	—	(1)
Issuance of common stock and stock option exercises	—	—	532	—	—	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2019	14,700	$15	17,095,198	$17,095	$58,718	$150,694	$(64,953)	$161,569
Net income	—	—	—	—	—	7,754	—	7,754
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	15,945	15,945
ESOP compensation expense, including reclassifications	—	—	55,623	56	525	—	—	581
Share-based compensation	—	—	—	—	319	—	—	319
Issuance of common stock and stock option exercises	—	—	26,627	29	101	—	—	130
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(138)	—	(138)
Balance at December 31, 2019	14,700	$15	17,177,448	$17,180	$59,663	$158,310	$(49,008)	$186,160
Net loss	—	—	—	—	—	(39,777)	—	(39,777)
Net reclassification of unrealized gains on cash flow hedges, net of taxes	—	—	—	—	—	—	(5,638)	(5,638)
Postretirement benefits curtailment, net of taxes	—	—	—	—	—	—	4,296	4,296
Change in retiree benefit obligations, net of taxes	—	—	—	—	—	—	1,416	1,416
ESOP compensation expense, including reclassifications	—	—	54,025	54	854	—	—	908
Share-based compensation	—	—	—	—	510	—	—	510
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(139)	—	(139)
Balance at March 31, 2020	14,700	15	17,231,473	17,234	61,027	118,394	(48,934)	147,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2018	14,700	$15	16,951,659	$16,952	$55,965	$220,307	$(2,145)	$(62,039)	$229,055
Net loss	—	—	—	—	—	(2,986)	—	—	(2,986)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(4,637)	(4,637)
ESOP compensation expense, including reclassifications	—	—	—	—	529	—	—	—	529
Share-based compensation	—	—	—	—	433	—	—	—	433
Issuance of common stock and stock option exercises	—	—	26,042	26	300	—	—	—	326
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(132)	—	—	(132)
Balance at September 30, 2018	14,700	15	16,977,701	16,978	57,227	217,189	(2,145)	(66,676)	222,588
Net loss	—	—	—	—	—	(10,100)	—	—	(10,100)
Net reclassification of unrealized gains on cash flow hedges, net of taxes	—	—	—	—	—	—	—	2,398	2,398
Pension settlement charge, net of taxes	—	—	—	—	—	—	—	8,147	8,147
Change in retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	(5,651)	(5,651)
ESOP compensation expense, including reclassifications	—	—	—	—	(1,740)	—	2,145	—	405
Share-based compensation	—	—	16,266	16	474	—	—	—	490
Issuance of common stock and stock option exercises	—	—	8,562	9	173	—	—	—	182
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(134)	—	—	(134)
Balance at December 31, 2018	14,700	$15	17,002,529	$17,003	$56,134	$206,955	$—	$(61,782)	$218,325
Net loss	—	—	—	—	—	(51,749)	—	—	(51,749)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	—	(2,705)	(2,705)
Pension settlement charge, net of taxes	—	—	—	—	—	—	—	2,801	2,801
Change in retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	(1,943)	(1,943)
ESOP compensation expense, including reclassifications	—	—	—	—	700	—	—	—	700
Share-based compensation	—	—	2,032	2	487	—	—	—	489
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	$(134)	—	—	$(134)
Balance at March 31, 2019	14,700	$15	17,004,561	$17,005	$57,321	$155,072	$—	$(63,629)	$165,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(27,369)	$(64,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,544	23,230
Restructuring and other transition expenses, net of payments	—	1,886
Deferred income taxes	—	40,078
Impairment of goodwill and intangible assets	42,030	—
Postretirement benefits curtailment and pension settlement charge	(5,760)	10,948
Net (gains) losses from sales of assets	(23,375)	971
Net losses on derivative instruments	9,830	9,228
Other adjustments	3,698	4,981
Change in operating assets and liabilities:
Accounts receivable	3,745	(7,651)
Inventories	1,004	3,937
Derivative assets/liabilities, net	(2,472)	(13,229)
Other assets	1,510	180
Accounts payable	(13,194)	8,466
Accrued expenses and other liabilities	(4,126)	(10,690)
Net cash provided by operating activities	$8,065	$7,500
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,114)	(30,393)
Proceeds from sales of property, plant and equipment	36,733	143
Net cash provided (used) in investing activities	$23,619	$(30,250)
Cash flows from financing activities:
Proceeds from revolving credit facility	$48,000	$50,642
Repayments on revolving credit facility	(60,000)	(17,417)
Payments of finance lease obligations	(40)	(185)
Payment of financing costs	(367)	(1,041)
Proceeds from stock option exercises	129	507
Net cash (used) provided by financing activities	$(12,278)	$32,506
Net increase in cash and cash equivalents	$19,406	$9,756
Cash and cash equivalents at beginning of period	6,983	2,438
Cash and cash equivalents at end of period	$26,389	$12,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
(In thousands)
	Nine Months Ended March 31,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$1,130	$739
Non-cash portion of earnout receivable recognized—spice assets sale	$—	$592
Non-cash portion of earnout payable recognized—West Coast Coffee acquisition	$—	$1,000
Non-cash issuance of 401-K common stock	$163	$—
Non-cash - Boyd Coffee post-closing working capital adjustment	$—	$2,277
Cumulative preferred dividends, undeclared and unpaid	$414	$400

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Events occurring subsequent to March 31, 2020 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2020.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2019 (the “2019 Form 10-K”).
Going Concern - The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As of March 31, 2020, the Company had $26.4 million of cash on hand and was in compliance with financial covenants under its Amended Revolving Facility. In April 2020, the Company borrowed an additional $42.0 million under its Amended Revolving Facility as a proactive measure to increase its cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic.
The COVID-19 pandemic and the related restrictive measures such as travel bans, quarantines, shelter-in-place orders, and shutdowns as well as changes in recent consumer behavior, have had an adverse impact on certain of the Company’s Direct-store- delivery (“DSD”) customers, particularly restaurants, hotels, casinos and coffeehouses. Many of these customers have been forced to close or curtail operations, and are purchasing at reduced volumes, if at all. As a result, sales from the Company’s DSD customers have declined between 65% to 70% from pre COVID-19 average sales and there is uncertainty regarding the rate at which these customers will resume operations and purchases as the restrictive measures are lifted. As a result, the Company is projecting potential violations of its financial covenants under the Amended Revolving Facility beginning June 30, 2020, which would place it in an event of default. The occurrence of a default would permit the Company’s lenders to declare as due all amounts outstanding under its Amended Credit Facility which total $122.0 million as of May 7, 2020, and currently mature on November 6, 2023. The Company does not have sufficient cash on hand or available liquidity that can be utilized to repay the total outstanding debt in the event of default. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
In response to these conditions and to maintain operating results and liquidity, the Company has reduced discretionary expenses, aggressively reduced capital expenditures, and closely and proactively managed its inventory purchases, while prioritizing investments in e-commerce initiatives and serving current Direct Ship customers’ needs. Additionally, the Company has continued to focus on the rebalancing of volume across its manufacturing network, bringing additional production into its Northlake, Texas facility to generate additional savings. The Company has already taken the following actions, among others:

•	reduced headcount and furloughed a significant percentage of the remaining employees;

•	eliminated fiscal third quarter 2020 cash compensation for its Board of Directors;

•	temporarily decreased executive leadership, corporate team members’ and all exempt employees’ (except route sales representatives) base salaries by 15%;

•	reduced discretionary spending, including a moratorium on all travel;

•	reduced fiscal year ending 2020 management incentive bonus program;

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

•	reduced plant production costs in two of its plants;

•	suspended 401(k) cash matching for all eligible employees;

•	reduced capital expenditures while also closely managing inventory and other spending;

•	implemented cost controls throughout its coffee brewing equipment (“CBE”) program service network;

•	instituted cost savings to reduce its selling, general and administrative expenses;

•	reduced its DSD supply chain network costs by reducing freight, and fleet, and consolidating routes; and

•	commenced negotiations with certain landlords on rent, operating expenses and leases.

The Company expects these actions will improve its cost structure to mitigate the impact of the COVID-19 pandemic on its operating results and liquidity. In addition, the Company is currently pursuing with its lenders a waiver agreement or forbearance arrangement related to projected covenant violations under its Amended Revolving Facility. The Company obtained an amendment from its lenders in March 2020, and based on the current debt market environment and other factors, management believes that a waiver or forbearance will be approved to avoid acceleration of its debt. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate substantial doubt about the Company’s ability to continue as a going concern.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries FBC Finance Company, a California corporation, Coffee Bean Holding Co., Inc., a Delaware corporation, the parent company of Coffee Bean International, Inc., an Oregon corporation (“CBI”), China Mist Brands, Inc., a Delaware corporation, Boyd Assets Co., a Delaware corporation, and Coffee Bean International LLC, a Delaware limited liability company. All inter-company balances and transactions have been eliminated.
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
During the three and nine months ended March 31, 2020, other than as set forth below and the adoption of Financial Accounting Standards Board Accounting (“FASB”) Standards Update (“ASU”) ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At March 31, 2020 and June 30, 2019, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At March 31, 2020 and June 30, 2019, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 40% and 28% of the Company’s trade accounts receivable balance was with five customers at March 31, 2020 and June 30, 2019, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.

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
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)
The London Interbank Offered Rate (LIBOR) is set to expire at the end of 2021. Contracts affected by the rate change would be required to be modified. Under current U.S. GAAP, those modifications would have to be evaluated to determine whether they result in new contracts or continuation of the existing contracts. ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the transition from LIBOR to alternative reference rate.
		Issuance date of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact ASU 2020-04 will have on its consolidated financial statements.
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
The Company adopted the new guidance effective January 1, 2020, on a prospective basis, which did not require the Company to adjust comparative periods. Adoption of ASU 2017-04 did not have a material impact on the results of operations, financial position or cash flows of the Company.

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
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms of up to 10 years, some of which have options to extend the lease for up to 10 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease termination until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	March 31, 2020
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$21,789
Finance lease assets	Property, plant and equipment, net	22
Total lease assets		$21,811

Operating lease liabilities - current	Operating lease liabilities - current	$6,031
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	16,010
Finance lease liabilities	Other long-term liabilities	22
Total lease liabilities		$22,063

The components of lease expense are as follows:

		Three Months Ended March 31,	Nine Months Ended March 31,
	Classification	2020	2020
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$1,497	$3,858
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	13	39
Interest on finance lease liabilities	Interest expense	—	1
Total lease expense		$1,510	$3,898

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	March 31, 2020
(In thousands)	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2020	$1,532	$13
2021	5,764	9
2022	4,357	—
2023	3,711	—
2024	3,375	—
Thereafter	6,272	—
Total lease payments	25,011	22
Less: interest	(2,970)	—
Total lease obligations	$22,041	$22

Lease term and discount rate:

March 31, 2020
Weighted-average remaining lease terms (in years):
Operating lease	8.5
Finance lease	0.4

Weighted-average discount rate:
Operating lease	4.50%
Finance lease	4.50%

Other Information:

Nine Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,585
Operating cash flows from finance leases	$1
Financing cash flows from finance leases	$38

Leased assets obtained in exchange for new finance lease liabilities	$—
Leased assets obtained in exchange for new operating lease liabilities	$—

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2020 and June 30, 2019:

(In thousands)	March 31, 2020	June 30, 2019
Derivative instruments designated as cash flow hedges:
Long coffee pounds	33,900	42,113
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	4,911	6,070
Total	38,811	48,183

Coffee-related derivative instruments designated as cash flow hedges outstanding as of March 31, 2020 will expire within 21 months. At March 31, 2020 and June 30, 2019 approximately 87%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

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
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	March 31, 2020	June 30, 2019	March 31, 2020	June 30, 2019
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$2,208	$1,254	$625	$611
Long-term derivative assets:
Coffee-related derivative instruments (2)	$470	$671	$—	$3
Short-term derivative liabilities:
Coffee-related derivative instruments (3)	$257	$1,114	$38	$114
Interest rate swap derivative instruments (3)	$1,106	$246	$—	$—
Long-term derivative liabilities:
Coffee-related derivative instruments (4)	$3	$13	$—	$—
Interest rate swap derivative instruments (4)	$2,745	$1,599	$—	$—

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

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2020	2019	2020	2019
Net losses recognized in AOCI - Interest rate swap	$(2,542)	$(78)	$(2,590)	$(78)	AOCI
Net losses recognized from AOCI to earnings - Interest rate swap	$(83)	$—	$(115)	$—	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap (1)	$—	$—	$(407)	$—	Interest Expense
Net (losses) gains recognized in AOCI - Coffee-related	$(5,681)	$(3,988)	$1,750	$(11,176)	AOCI
Net losses recognized in earnings - Coffee - related	$(1,976)	$(2,131)	$(8,898)	$(6,310)	Cost of goods sold
________________

(1)	The $407 thousand of realized loss was due to partial unwinding of interest rate swap resulting from the amendment of the notional amount from $80 million to $65 million.
For the three and nine months ended March 31, 2020 and 2019, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s condensed consolidated statements of cash flows also include net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and nine months ended March 31, 2020 and 2019. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of operations

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Net losses on coffee-related derivative instruments(1)	$(308)	$(893)	$(932)	$(2,918)
Non-operating pension and other postretirement benefit (2)	1,248	1,394	3,744	4,921
Other gains (losses), net	136	(6)	129	102
Other, net	$1,076	$495	$2,941	$2,105

___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2020 and 2019.
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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2020	Derivative Assets	$3,303	$(298)	$—	$3,005
	Derivative Liabilities	$4,149	$(298)	$—	$3,851
June 30, 2019	Derivative Assets	$2,539	$(698)	$—	$1,841
	Derivative Liabilities	$3,086	$(698)	$—	$2,388

Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2020, $3.6 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2020.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of March 31, 2020, $1.1 million of net losses on interest rate swap derivative instruments designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2020
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$2,678	$—	$2,678	$—
Coffee-related derivative liabilities (1)	$260	$—	$260	$—
Interest rate swap derivative liabilities (2)	$3,851	$—	$3,851	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$625	$—	$625	$—
Coffee-related derivative liabilities(1)	$38	$—	$38	$—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2019
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$1,925	$—	$1,925	$—
Coffee-related derivative liabilities (1)	$1,127	$—	$1,127	$—
Interest rate swap derivative liabilities (2)	$1,845	$—	$1,845	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	$614	$—	$614	$—
Coffee-related derivative liabilities (1)	$114	$—	$114	$—
____________________

(1)	The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

(2)
The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

Note 6. Accounts Receivable, Net

(In thousands)	March 31, 2020	June 30, 2019
Trade receivables	$49,328	$53,593
Other receivables(1)	2,266	2,886
Allowance for doubtful accounts	(705)	(1,324)
Accounts receivable, net	$50,889	$55,155

__________
(1) Includes vendor rebates and other non-trade receivables.
The $0.6 million decrease in the allowance for doubtful accounts during the nine months ended March 31, 2020 was due to improvement of the Company’s accounts receivable aging balance.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	March 31, 2020	June 30, 2019
Coffee
Processed	$24,568	$25,769
Unprocessed	36,905	33,259
Total	$61,473	$59,028
Tea and culinary products
Processed	$17,737	$21,767
Unprocessed	68	74
Total	$17,805	$21,841
Coffee brewing equipment parts	$6,656	$7,041
Total inventories	$85,934	$87,910

In addition to product cost, inventory costs include expenditures such as direct labor and certain supply, freight, warehousing, overhead variances, purchase price variance and other expenses incurred in bringing the inventory to its existing condition and location. The “Unprocessed” inventory values as stated in the above table represent the value of raw materials and the “Processed” inventory values represent all other products consisting primarily of finished goods.

Note 8. Property, Plant and Equipment

(In thousands)	March 31, 2020	June 30, 2019
Buildings and facilities (1)	$99,225	$107,915
Machinery, vehicles and equipment (1)	243,141	249,477
Capitalized software	29,227	27,666
Office furniture and equipment	14,121	14,035
	$385,714	$399,093
Accumulated depreciation	(229,493)	(225,826)
Land (1)	13,140	16,191
Property, plant and equipment, net	$169,361	$189,458
__________
(1) Decrease as of March 31, 2020 is due to the sale of assets. See Note 21 for details.

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	March 31, 2020	June 30, 2019
Coffee Brewing Equipment	$102,423	$106,593
Accumulated depreciation	(69,094)	$(70,202)
Coffee Brewing Equipment, net	$33,329	$36,391

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Depreciation expense	$2,359	$2,269	$7,239	$6,665

Other CBE expenses	$7,821	$10,458	$23,778	$27,375

Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Note 9. Goodwill and Intangible Assets
The carrying value of goodwill was fully impaired and written down to zero at March 31, 2020. See below. The carrying value of goodwill at June 30, 2019 was $36.2 million.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		March 31, 2020				June 30, 2019
(In thousands)	Weighted Average Amortization Period as of March 31, 2020	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	7.2	$33,003	$(16,943)	$—	$16,060	$33,003	$(15,291)	$17,712
Non-compete agreements	2.0	220	(151)	—	69	220	(122)	98
Recipes	3.7	930	(453)	—	477	930	(354)	576
Trade name/brand name	4.3	510	(374)	—	136	510	(346)	164
Total amortized intangible assets		$34,663	$(17,921)	$—	$16,742	$34,663	$(16,113)	$18,550
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$10,328	$—	$(5,806)	$4,522	$10,328	$—	$10,328
Total unamortized intangible assets		$10,328	$—	$(5,806)	$4,522	$10,328	$—	$10,328
Total intangible assets		$44,991	$(17,921)	$(5,806)	$21,264	$44,991	$(16,113)	$28,878
Aggregate amortization expense for the three months ended March 31, 2020 and 2019 was $0.6 million and $0.7 million, respectively. Aggregate amortization expense for the nine months ended March 31, 2020 and 2019 was $1.8 million and $2.0 million, respectively.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, as of January 31, or when events or changes in circumstances would indicate that more likely than not the fair values may be below the carrying amounts of the assets. The Company also assessed the recoverability of certain finite-lived intangible assets. Additionally, for the nine months ended March 31, 2020, the changes in the business environment and the general economic outlook as a result of the COVID-19 pandemic have negatively impacted the fair value of these assets.
As a result of these tests for impairment, the Company recorded $36.2 million and $5.8 million, respectively, of impairments to goodwill and indefinite-lived intangibles for the three and nine months ended March 31, 2020. No impairment was recorded for the finite-lived intangibles for the three and nine months ended March 31, 2020.

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	1,059	1,173	3,177	4,025
Expected return on plan assets	(1,102)	(1,126)	(3,305)	(4,096)
Amortization of net loss(1)	370	380	1,109	1,120
Pension settlement charge	—	—	—	10,948
Net periodic benefit cost	$327	$427	$981	$11,997
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 31, 2020	June 30, 2019
Discount rate	3.45%	4.05%
Expected long-term return on plan assets	6.75%	6.75%

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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
(In thousands)
Contributions	$240	$585	$1,120	$1,364

Outstanding balance of settlement obligations of the Company to certain multiemployer pension plans are as follows:

(In thousands)	March 31, 2020	June 30, 2019
WCT Pension Trust (1)	$—	$1,487
Local 807 Pension Fund (2)	$182	$182

__________
(1) Initial liability amount of $3.4 million, including interest, commencing in September 10, 2018, payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822 in February 2020.
(2) Lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. As of March 31, 2020, the Company has paid the Local 807 Pension Fund $3.0 million and has accrued $0.2 million within “Accrued pension liabilities” on the Company’s condensed consolidated balance sheet.

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
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company recorded matching contributions of $0.5 million and $0.7 million in operating expenses in the three months ended March 31, 2020 and 2019, respectively. The Company recorded matching contributions of $1.9 million and $1.6 million in operating expenses in the nine months ended March 31, 2020 and 2019, respectively. Effective March 31, 2020, the Company temporarily suspended its 401K matching program in response to the COVID-19 pandemic.

Additionally, the Company makes an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. During the three and nine months ended March 31, 2020, the Company contributed a total of 104,247 and 213,896 shares of the Company’s common stock with a value of $0.9 million and $2.3 million, respectively, to eligible participants’ annual plan compensation. During the three and nine months ended March 31, 2019, the Company contributed a total of 37,571 shares of the Company’s common stock with a value of $0.7 million to eligible participants’ annual plan compensation.

Postretirement Benefits
Retiree Medical Plan and Death Benefit
On March 23, 2020, the Company announced a plan to amend and terminate the postretirement medical benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”) effective January 1, 2021. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan was unfunded and its liability was calculated using an assumed discount rate.
The Company’s communication of its intention to amend and terminate the Retiree Medical Plan triggered re-measurement and curtailment of the plan. As a result, the re-measurement generated a prior service credit of $13.4 million to be amortized over the remaining nine months of the plan, and a revised net periodic postretirement benefit credit for the fourth quarter of fiscal 2020 of $7.2 million. Also, the Company recognized a one-time non-cash curtailment credit of $5.8 million for the three and nine months ended March 31, 2020.
The Company continues to provide a postretirement death benefit (“Death Benefit”) to certain of its employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other conditions related to the manner of employment termination and manner of death.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three and nine months ended March 31, 2020 and 2019. Net periodic postretirement benefit cost was based on employee census information and asset information as of June 30, 2019.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$147	$133	$441	$399
Interest cost	214	222	641	666
Amortization of net gain	(125)	(209)	(374)	(627)
Curtailment credit - Retiree Medical	(5,750)	—	(5,750)	—
Amortization of prior service credit	(395)	(439)	(1,186)	(1,317)
Net periodic postretirement benefit credit	$(5,909)	$(293)	$(6,228)	$(879)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2020	2019
Retiree Medical Plan discount rate	3.44%	4.25%
Death Benefit discount rate	3.64%	4.25%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				March 31, 2020		June 30, 2019
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$80,000	4.45%	$92,000	3.98%

In March 2020, pursuant to Amendment No. 2 to Amended and Restated Credit Agreement (the “Second Amendment”) the Company amended its existing senior secured revolving credit facility (such facility as amended to date, including pursuant to the Second Amendment, the “Amended Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank. The Second Amendment, among other things: (i) decreased the size of the revolving credit facility to $125.0 million from $150.0 million; (ii) made certain adjustments to the commitment fee rates and interest rates; (iii) increased the maximum total net leverage ratio financial covenant until the quarter ending December 31, 2021; (iv) added a minimum EBITDA financial covenant until the quarter ending December 31, 2021; (v) amended the definitions of “EBITDA” and “Permitted Acquisition”; (vi) removed the accordion feature; (vii) removed the Company’s option to request and agree to an extension of the maturity date with individual lenders; (viii) provided for a mortgage on certain of the Company’s real property; (ix) provides for the revolving commitments to be reduced upon the occurrence of certain asset dispositions and incurrences of other indebtedness; (x) added a monthly reporting requirement; and (xi) modified certain of the Company’s covenant-related baskets.
The Amended Revolving Facility otherwise retained many of its previous terms, including the sublimit on letters of credit and swingline loans of $15.0 million each. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.50%. Borrowings under the Amended Revolving Facility bear interest on base rate loans based on a leverage grid with a range of PRIME + 0.50% to 2.50%, and on Eurodollar loans based on a leverage grid with a range of Adjusted LIBO Rate + 1.50% to 3.50%. Effective March 27, 2019, the Company entered into a rate swap agreement and in December 2019 amended the agreement to reduce the notional amount. The impact of the amendment for the nine months ended March 31, 2020, was $0.4 million of realized loss due to the partial unwinding of interest rate swap resulting from the amendment of the notional amount from $80.0 million to $65.0 million. See Note 4 for details.
Under the Amended Revolving Facility, the Company is subject to a variety of affirmative and negative covenants of types customary in a senior secured lending facility, including financial covenants relating to leverage, interest expense coverage and (until the quarter ending December 31, 2021) minimum adjusted EBITDA. The Company is allowed to pay dividends, provided, among other things, a total net leverage ratio is met, and no default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Amended Revolving Facility has no scheduled payback required on the principal prior to the maturity date on November 6, 2023.
At March 31, 2020, the Company was in compliance with all of the covenants under the Amended Revolving Facility. See Note 1,“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Capital Resources and Financial Condition” on consideration of future debt covenants compliance.

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

	March 31, 2020	June 30, 2019
Allocated shares	1,191,754	1,393,530
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,191,754	1,393,530

(In thousands)
Fair value of ESOP shares	$8,295	$22,812

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Share-based Compensation
Farmer Bros. Co. Long-Term Incentive Plan
As of March 31, 2020, there were 544,857 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans for future issuance. As of March 31, 2020, there were 300,000 shares available under the 2020 Inducement Plan of which 88,495 were issued on April 1, 2020.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the nine months ended March 31, 2020:

Nine Months Ended March 31, 2020
Weighted average fair value of NQOs	$4.68
Risk-free interest rate	1.7%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	35.4%

The following table summarizes NQO activity for the nine months ended March 31, 2020:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2019	198,049	27.35	5.25	40
Granted	447,973	14.44	—	—
Exercised	(10,360)	12.48	—	28
Forfeited	(112,624)	26.55	—	—
Expired	(37,342)	31.43	—	—
Outstanding at March 31, 2020	485,696	15.63	6.42	—
Exercisable at March 31, 2020	20,702	28.16	4.97	—

The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2020 was $4.68. The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $6.96 at March 31, 2020 and $16.37 at June 28, 2019, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in the nine months ended March 31, 2020 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
The Company received $0.1 million and $0.3 million in proceeds from exercises of vested NQOs during the nine months ended March 31, 2020 and 2019, respectively.
At March 31, 2020 and June 30, 2019, respectively, there were $1.9 million and $1.1 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at March 31, 2020 is expected to be recognized over the weighted average period of 2.5 years. Total compensation expense for NQOs was $167.3 thousand and $185.8 thousand for the three months ended March 31, 2020 and 2019, respectively. Total compensation expense for NQOs was $444.9 thousand and $454.8 thousand for the nine months ended March 31, 2020 and 2019, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the nine months ended March 31, 2020:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2019	229,961	26.21	1.23	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,212)	32.85	—	—
Expired	(210,119)	25.86	—	—
Outstanding at March 31, 2020	13,630	28.60	2.61	—
Exercisable at March 31, 2020	8,822	26.89	2.23	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $6.96 at March 31, 2020 and $16.37 at June 28, 2019, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the nine months ended March 31, 2020 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during the nine months ended March 31, 2020. The Company received $0.1 million in proceeds from exercises of vested PNQs during the nine months ended March 31, 2019.
At March 31, 2020 and June 30, 2019, there were zero and $39.7 thousand, respectively, of unrecognized PNQ compensation cost. Total compensation expense related to PNQs in the three months ended March 31, 2020 and 2019 were zero and $56.1 thousand, respectively. Total compensation expense related to PNQs in the nine months ended March 31, 2020 and 2019 were $18.3 thousand and $324.5 thousand, respectively.

Restricted Stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2020:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2019	32,056	21.10
Granted	83,692	15.26
Vested/Released	(18,298)	23.98
Cancelled/Forfeited	(10,809)	20.37
Outstanding and nonvested at March 31, 2020	86,641	15.53

The total grant-date fair value of restricted stock granted during the nine months ended March 31, 2020 was $1.3 million.

At March 31, 2020 and June 30, 2019, there were $0.8 million and $0.4 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2020 is expected to be recognized over the weighted average period of 0.7 years. Total compensation expense for restricted stock were $0.3 million and $0.1 million, respectively, in the three months ended March 31, 2020 and 2019. Total compensation expense for restricted stock in the nine months ended March 31, 2020 and 2019 were $0.7 million and $0.3 million, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the nine months ended March 31, 2020:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2019	51,237	27.69
Granted(1)	81,236	14.46
Vested/Released	—	—
Cancelled/Forfeited	(38,262)	27.38
Outstanding and nonvested at March 31, 2020	94,211	16.41
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the nine months ended March 31, 2020 was $1.2 million.

At March 31, 2020 and June 30, 2019, there were $0.6 million and $0.3 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at March 31, 2020 is expected to be recognized over the weighted average period of 2.4 years. Total compensation expense for PBRSUs were $17.9 thousand and $149.0 thousand, respectively, for the three months ended March 31, 2020 and 2019. Total compensation expense for PBRSUs were $0.1 million and $0.3 million, respectively, for the nine months ended March 31, 2020 and 2019.
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
The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of March 31, 2020, the Company had recognized accrued liabilities of $46.5 thousand.
At March 31, 2020, there was $0.4 million of unrecognized PCA compensation cost. The unrecognized PCA compensation cost at March 31, 2020 is expected to be recognized over the weighted average period of 2.6 years. Total compensation expense for PCAs was $29.7 thousand and $46.5 thousand for the three and nine months ended March 31, 2020, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	March 31, 2020	June 30, 2019
Accrued postretirement benefits	$890	$1,068
Accrued workers’ compensation liabilities	1,702	1,495
Cumulative preferred dividends, undeclared and unpaid (4)	1,337	305
Earnout payable (1)	—	1,000
Working capital dispute payable(2)	354	354
Other (3)	2,193	3,087
Other current liabilities	$6,476	$7,309
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

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2020	June 30, 2019
Finance lease liabilities	$22	$32
Derivative liabilities—noncurrent	2,747	1,612
Performance Cash Awards Liability	46	—
Cumulative preferred dividends, undeclared and unpaid—noncurrent	—	618
Deferred income taxes and other liabilities(1)	1,738	1,795
Other long-term liabilities	$4,553	$4,057

___________
(1) Includes deferred tax liabilities that have an indefinite reversal pattern.

Note 16. Income Taxes
The income tax expense (benefit) and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Income tax (benefit) expense	$(1,034)	$43,161	$(1,222)	$39,149
Effective tax rate	2.5%	(502.7)%	4.3%	(152.4)%
The higher effective tax rate is primarily due to the previously recorded valuation allowance and change in the Company’s estimated deferred tax liability. The Company’s interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The Company recognizes the effects of tax legislation in the period in which the law is enacted. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the Company estimates the related temporary differences to reverse. The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of March 31, 2020 and June 30, 2019, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2016. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
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
The following table presents the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2020	2019	2020	2019
Undistributed net loss available to common stockholders	$(39,790)	$(51,828)	$(27,692)	$(65,177)
Undistributed net loss available to nonvested restricted stockholders and holders of convertible preferred stock	(126)	(55)	(91)	(58)
Net loss available to common stockholders—basic	$(39,916)	$(51,883)	$(27,783)	$(65,235)

Weighted average common shares outstanding—basic	17,230,879	17,003,206	17,161,477	16,982,247
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Shares issuable under PBRSUs	—	—	—	—
Weighted average common shares outstanding—diluted	17,230,879	17,003,206	17,161,477	16,982,247
Net loss per common share available to common stockholders—basic	$(2.32)	$(3.05)	$(1.62)	$(3.84)
Net loss per common share available to common stockholders—diluted	$(2.32)	$(3.05)	$(1.62)	$(3.84)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Shares issuable under stock options	485,513	269,872	327,192	211,594
Shares issuable under convertible preferred stock	418,531	404,197	418,531	404,197
Shares issuable under PBRSUs	98,946	91,697	75,926	65,971

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At March 31, 2020, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,091	$16,038	$1,338	$16,038

Note 19. Revenue Recognition
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,
	2020		2019
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$84,300	65.3%	$93,211	63.5%
Coffee (Frozen Liquid)	7,044	5.5%	8,267	5.6%
Tea (Iced & Hot)	6,701	5.2%	8,320	5.7%
Culinary	12,954	9.9%	15,990	11.0%
Spice	5,262	4.1%	5,736	3.9%
Other beverages(1)	12,290	9.5%	14,405	9.8%
Net sales by product category	128,551	99.5%	145,929	99.5%
Fuel surcharge	588	0.5%	750	0.5%
Net sales	$129,139	100.0%	$146,679	100%
____________

(1)	Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Nine Months Ended March 31,
	2020		2019
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$267,847	63.7%	$287,851	63.4%
Coffee (Frozen Liquid)	23,528	5.6%	26,141	5.8%
Tea (Iced & Hot)	21,969	5.2%	25,876	5.7%
Culinary	42,315	10.1%	48,779	10.8%
Spice	17,594	4.2%	17,895	3.9%
Other beverages(1)	42,322	10.1%	44,946	9.9%
Other revenues(2)	2,701	0.6%	—	—%
Net sales by product category	418,276	99.5%	451,488	99.5%
Fuel surcharge	1,961	0.5%	2,404	0.5%
Net sales	$420,237	100.0%	$453,892	100.0%
___________

(1)	Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

(2)	Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.

The Company does not have any material contract assets and liabilities as of March 31, 2020. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At March 31, 2020 and June 30, 2019, “Accounts receivable, net” included, $49.3 million and $53.6 million, respectively, in receivables from contracts with customers.

Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2019 Form 10-K. During the nine months ended March 31, 2020, other than the following, or as otherwise disclosed in these footnotes in the current Form 10-Q, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of March 31, 2020, the Company had committed to purchase green coffee inventory totaling $61.2 million under fixed-price contracts, $4.5 million in other inventory under non-cancelable purchase orders and $7.2 million in other purchases under non-cancelable purchase orders.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
The Company has asserted multiple affirmative defenses. Trial of the first phase of the case commenced on September 8, 2014, and was limited to three affirmative defenses shared by all defendants. On September 1, 2015, the trial court issued a final ruling adverse to defendants on all Phase 1 defenses. Trial of the second phase of the case commenced in the fall of 2017. On May 7, 2018, the trial court issued a ruling adverse to defendants on the Phase 2 defense, the Company's last remaining defense to liability. On June 22, 2018, the California Office of Environmental Health Hazard Assessment (OEHHA) proposed a new regulation clarifying that cancer warnings are not required for coffee under Proposition 65. The case was set to proceed to a third phase trial on damages, remedies and attorneys' fees on October 15, 2018. However, on October 12, 2018, the California Court of Appeal granted the “defendants” request for a stay of the Phase 3 trial.
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference was held on July 11, 2019. The Court granted the JDG’s motion for leave to amend its answers to add the coffee exemption regulation as a defense. Concurrently, the Court denied CERT’s motion to add OEHHA as a party but granted CERT’s motions to complete the administrative record with respect to the exemption and to undertake certain third party discovery. A status conference was held November 12, 2019 to discuss discovery issues and dispositive motions. Plaintiff’s motion to compel OEHHA to add documents to the rulemaking file for the new coffee exemption regulation was denied. CERT continues to pursue third-party discovery with plans to file motions to compel appearances of proposed deponents. These motions, along with CERT’s eight summary judgment motions, were heard at a January 21, 2020 hearing where the Court denied several of CERT’s discovery requests. The JDG’s reply in support of its motion for summary judgment was due to the Court on the March 16, 2020. The Court delayed the March hearing on the motions until May 11, 2020 due to the COVID 19 pandemic’s impact and closure of courts. The parties’ reply papers are now due May 6.
Subsequent to the hearing on January 21, 2020, Plaintiff issued broad discovery against each of the defendants in hopes of opening up a third round of discovery. The discovery focuses on “additives to” and “flavorings” in coffee. The JDG is currently working to respond to those discovery requests.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 21. Sales of Assets
Sale of Office Coffee Assets
In order to focus on its core product offerings, in July 2019, the Company completed the sale of certain assets associated with its office coffee customers for $9.3 million in cash paid at the time of closing plus an earnout of up to an additional $2.3 million if revenue expectations were achieved during test periods scheduled to occur at various branches at various times and concluded by early third quarter of fiscal year 2020. The earnout of up to an additional $2.3 million was not paid to the Company because the revenue expectations were not achieved. The Company recognized a net gain on the asset sales of $7.2 million during the nine months ended March 31, 2020. The sale of office coffee assets did not represent a strategic shift for the Company and did not have a material impact on the Company's results of operations because the Company has signed a supply agreement to provide certain coffee products to the assets purchaser.
Sale of Branch Properties
During the nine months ended March 31, 2020, the Company completed the sale of seven branch properties and entered into two operating lease agreements with the purchasers of two of the branch properties as detailed in the following table:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceed	Gain (loss)	Long-Term Leaseback	Lease Term	Monthly Base Rent
Seattle, Washington	8/28/2019	$7,900	$7,300	$6,800	No	N/A	N/A
Indianapolis, Indiana	11/19/2019	$250	$186	$(173)	No	N/A	N/A
Hayward, California(1)	12/23/2019	$7,050	$6,569	$2,016	Yes	5 years	$28
Denver, Colorado(1)	12/31/2019	$2,300	$2,075	$1,989	Yes	7 years	$17
Casper, Wyoming	12/31/2019	$385	$355	$304	No	N/A	N/A
Tempe, Arizona	1/28/2020	$1,150	$1,077	$841	No	N/A	N/A
Great Falls, Montana	2/28/2020	$385	$356	$283	No	N/A	N/A
___________
(1) Has an option to renew the lease for additional five years.
Sale leaseback of Houston Facility
In November 2019, the Company completed the sale of its Houston, Texas manufacturing facility and warehouse (the “Property”) for an aggregate purchase price, exclusive of closing costs, of $10.0 million. Cash proceeds from the sale of the Property were $9.0 million. The Company recognized a net gain on the Property sale of $7.3 million during the nine months ended March 31, 2020. The Property did not meet the accounting guidance criteria to be classified as discontinued operations.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 22. Subsequent Events
The Company evaluated all events or transactions that occurred after March 31, 2020 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2019 (the “2019 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, duration of the COVID-19 pandemic’s disruption to the Company’s business and customers, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on unemployment rates, the success of the Company’s strategy to recover from the effects of the pandemic, the success of the Company's turnaround strategy, the five key initiatives, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the success of the Company’s adaptation to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future period.

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
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, Texas, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois and Moonachie, New Jersey. Our products reach our customers primarily in the following ways:

through our nationwide Direct-store-delivery (“DSD”) network of approximately 260 delivery routes and 100 branch warehouses as of March 31, 2020, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.

Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which has had a material impact on our revenues during the quarter ended March 31, 2020, and will have a material impact on our revenues in future periods. Our DSD customers consist of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. Some customers have either limited operations, or have closed their doors in compliance with the restrictive measures enacted by federal, states and local governments restrictions on social distancing. Thus, our DSD sales channel weekly revenue from these customers during this pandemic period have declined by 65% to 70% from the pre COVID-19 pandemic weeks. Even though we have proactively responded with new concepts such as, warehouse and pop-up sales, and accelerated our roastery direct and e-commerce initiatives, we do not expect these efforts to be able to offset the material decline in DSD revenue.
Therefore, we have instituted certain initiatives to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our DSD revenue decline. Specifically, we have, among other things;

•	reduced headcount and furloughed significant percentage of the remaining employees;

•	eliminated fiscal third quarter 2020 cash compensation for our Board of Directors;

•	temporarily decreased executive leadership, corporate team member’s and all exempt employees (except route sales representatives) base salaries by instituting a 15% reduction;

•	reduced discretionary spending, including a moratorium on all travel;

•	reduced fiscal year ending 2020 management incentive bonus program;

•	reduced plant production costs in two of our plants;

•	suspended 401k cash matching for all eligible employees;

•	reduced capital expenditures while also closely managing inventory and other spending;

•	implemented cost controls throughout our coffee brewing equipment (“CBE”) program service network;

•	instituted cost savings to reduce our general and administrative expenses;

•	reduced our DSD supply chain network costs by reducing freight and fleet, and consolidating routes; and

•	commenced negotiations with landlords on rent, operating expenses and leases.

We expect the above initiatives to result in significant monthly costs savings during the duration of the initiatives. The duration of the initiatives will depend on the length of the COVID-19 pandemic related impacts on our business and the method of ramp up of DSD after the COVID-19 pandemic.
On the other hand, our Direct Ship sales channel, which includes our retail business and key grocery stores under their private labels, as well as third party e-commerce platforms, have seen significant increases in demand due to the COVID-19 pandemic as the general public has self-quarantined in their residences and purchased more of their food and beverage items from retail and grocery outlets.
The magnitude of the COVID-19 pandemic, including the extent of the uncertain economic conditions resulting in weaker demand for our products, our financial position, results of operations and liquidity, which could be material, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. It will be determined by the duration of the pandemic, its geographic spread, business disruptions and the overall impact on the global economy. Nevertheless, despite the uncertainty of the COVID-19 pandemic situation, we expect our results of operations to be adversely affected for the remaining part of our fiscal year ending June 30, 2020, and at least the first half of our fiscal year ending June 30, 2021. However, we expect that most of our revenue will recover slowly as the local and national governments eases social distancing restrictions; but there can be no assurance that we will be successful in returning to the pre COVID-19 pandemic levels of revenue or profitability.
For other impacts of the COVID-19 pandemic, please see Liquidity section and Risk Factors described in Part II, Item IA of this report.

Summary Overview of Three Months Ended March 31, 2020 Results of Operations
During the three months ended March 31, 2020, we experienced sales declines in our DSD and direct ship sales channels compared to the prior year period.
Similar to what we experienced in the past few quarters, our DSD network continued to be negatively impacted by higher customer attrition, partially offset by sales to new customers. In addition, our DSD sales network was negatively impacted by the sale of our office coffee business in July 2019 and the COVID-19 pandemic. The impact of the COVID-19 pandemic on DSD revenues in the last two weeks of March 2020 was approximately 65% to 70% decline from the pre–COVID pandemic sales run rates as the customer base had either limited operations, or had closed their doors in compliance with the federal, states and local governments restrictions on social distancing. The largest DSD revenue declines were from restaurants, hotels and casino channels, while demand from healthcare and C-stores channels were impacted less. Our direct ship channel sales were impacted by lower coffee volumes and changes in coffee prices for our cost plus customers offset by slightly favorable customer mix shift.
During the three months ended March 31, 2020, despite the decline in DSD volumes from the COVID–19 pandemic, gross margins increased by 2.2% to 29.4% from 27.2% compared to the same prior period mostly due to lower freight costs, lower CBE costs, improved production variances and lower reserves for slow moving inventories.
Operating expenses increased by $37.1 million over the prior year quarter driven by impairment of goodwill and intangible assets of $42.0 million, partially offset by a $2.5 million decrease in selling expenses and a $2.5 million decrease in general and administrative expenses. Impairment of goodwill and intangible assets of $42.0 million in the three months ended March 31, 2020, was primarily associated with the results of our annual impairment test as of January 31, 2020, adjusted further by the impact of the COVID-19 pandemic that had a negative impact on the fair value of our assets. Operating expenses benefited from a COVID-19 pandemic related one-time credit for employee incentive cost due to the reversal of management incentive bonus accrual, partially offset by the COVID-19 pandemic related severance costs during the three months ended March 31, 2020.
During the three months ended March 31, 2020, we completed the sale of two branch properties for an aggregate sale price of $1.6 million. Net cash proceeds from these assets sales were $1.5 million. We recognized a net gain on these asset sales of $1.1 million during three months ended March 31, 2020. The proceeds from the sales gave us increased liquidity and flexibility.
Our capital expenditures for the nine months ended March 31, 2020 were $13.1 million, representing lower maintenance capital spend of $10.6 million, a 56.9% reduction compared to the prior year period. These spending reductions were driven by several key initiatives put in place, including a focus on refurbished CBE equipment to drive cost savings, and reductions in purchase of machinery and equipment for the Northlake, Texas plant expansion.
As of March 31, 2020, the outstanding debt on our revolver was $80.0 million, an increase of $10.0 million since December 31, 2019 and a decrease of $12.0 million since June 30, 2019. Additionally, our cash increased to $26.4 million as of March 31, 2020, compared to $7.0 million as of June 30, 2019. These improvements in our liquidity provide additional financial and operational flexibility during the COVID–19 pandemic.

Results of Operations

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2020	2019	Change	% Change	2020	2019	Change	% Change
Income Statement Data:
Net sales	$129,139	$146,679	$(17,540)	(12.0)%	$420,237	$453,892	$(33,655)	(7.4)%
Gross margin	29.4%	27.2%	2.2%	NM	29.2%	31.1%	(1.9)%	NM
Operating expenses as a % of sales	64.4%	31.4%	(33.0)%	NM	36.2%	32.8%	(3.4)%	NM
Loss from operations	$(45,169)	$(6,102)	$(39,067)	NM	$(29,407)	$(7,678)	$(21,729)	NM
Net loss	$(39,777)	$(51,749)	$11,972	NM	$(27,369)	$(64,835)	$37,466	57.8%
Net loss available to common stockholders per common share—basic	$(2.32)	$(3.05)	$0.73	NM	$(1.62)	$(3.84)	$2.22	NM
Net loss available to common stockholders per common share—diluted	$(2.32)	$(3.05)	$0.73	NM	$(1.62)	$(3.84)	$2.22	NM

Operating Data:
Coffee pounds	25,678	27,873	(2,195)	(7.9)%	80,995	80,719	276	0.3%
EBITDA(1)	$(32,272)	$639	$(32,911)	NM	$(1,980)	$2,109	$(4,089)	NM
EBITDA Margin(1)	(25.0)%	0.4%	(25.4)%	NM	(0.5)%	0.5%	(1.0)%	NM
Adjusted EBITDA(1)	$6,563	$4,535	$2,028	44.7%	$18,028	$27,945	$(9,917)	(35.5)%
Adjusted EBITDA Margin(1)	5.1%	3.1%	2.0%	NM	4.3%	6.2%	(1.9)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	65.3%	63.5%	1.8%	2.8%	63.7%	63.4%	0.3%	0.5%
Coffee (Frozen Liquid)	5.5%	5.6%	(0.1)%	(1.8)%	5.6%	5.8%	(0.2)%	(3.4)%
Tea (Iced & Hot)	5.2%	5.7%	(0.5)%	(8.8)%	5.2%	5.7%	(0.5)%	(8.8)%
Culinary	9.9%	11.0%	(1.1)%	(10.0)%	10.1%	10.8%	(0.7)%	(6.5)%
Spice	4.1%	3.9%	0.2%	5.1%	4.2%	3.9%	0.3%	7.7%
Other beverages(2)	9.5%	9.8%	(0.3)%	(3.1)%	10.1%	9.9%	0.2%	2.0%
Other revenues(3)	—%	—%	—%	NM	0.6%	—%	0.6%	NM
Net sales by product category	99.5%	99.5%	—%	NM	99.5%	99.5%	(0.6)%	NM
Fuel Surcharge	0.5%	0.5%	—%	NM	0.5%	0.5%	—%	NM
Total	100.0%	100.0%	—%	NM	100.0%	100.0%	(0.6)%	—%

Other data:
Capital expenditures related to maintenance	$3,163	$4,434	$(1,271)	(28.7)%	$10,622	$17,001	$(6,379)	(37.5)%
Total capital expenditures	$4,107	$7,273	$(3,166)	(43.5)%	$13,114	$30,393	$(17,279)	(56.9)%
Depreciation and amortization expense	$7,333	$7,600	$(267)	(3.5)%	$22,544	$23,230	$(686)	(3.0)%
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

The following table sets forth information regarding our condensed consolidated results of operations for the three and nine months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2020	2019	Change	% Change	2020	2019	Change	% Change
Net sales	$129,139	$146,679	$(17,540)	(12.0)%	$420,237	$453,892	$(33,655)	(7.4)%
Cost of goods sold	91,190	106,779	15,589	14.6%	297,662	312,513	14,851	4.8%
Gross profit	37,949	39,900	(1,951)	(4.9)%	122,575	141,379	(18,804)	(13.3)%
Selling expenses	31,968	34,422	2,454	7.1%	100,488	111,323	10,835	9.7%
General and administrative expenses	8,833	11,306	2,473	21.9%	32,839	32,063	(776)	(2.4)%
Restructuring and other transition expenses	—	26	26	100.0%	—	4,700	4,700	100.0%
Net losses (gains) from sales of assets	287	248	(39)	15.7%	(23,375)	971	24,346	NM
Impairment of goodwill and intangible assets	42,030	—	(42,030)	—%	42,030	—	(42,030)	—%
Operating expenses	83,118	46,002	(37,116)	(80.7)%	151,982	149,057	(2,925)	(2.0)%
Loss from operations	(45,169)	(6,102)	(39,067)	NM	(29,407)	(7,678)	(21,729)	(283.0)%
Other (expense) income:
Interest expense	(2,478)	(2,981)	503	16.9%	(7,885)	(9,165)	1,280	14.0%
Postretirement benefits curtailment and pension settlement charge	5,760	—	5,760	NM	5,760	(10,948)	16,708	(152.6)%
Other, net	1,076	495	581	117.4%	2,941	2,105	836	39.7%
Total other income (expense)	4,358	(2,486)	6,844	275.3%	816	(18,008)	18,824	(104.5)%
Loss before taxes	(40,811)	(8,588)	(32,223)	(375.2)%	(28,591)	(25,686)	(2,905)	(11.3)%
Income tax (benefit) expense	(1,034)	43,161	44,195	(102.4)%	(1,222)	39,149	40,371	103.1%
Net loss	$(39,777)	$(51,749)	11,972	23.1%	$(27,369)	$(64,835)	37,466	57.8%
Less: Cumulative preferred dividends, undeclared and unpaid	139	134	(5)	(3.7)%	414	400	(14)	(3.5)%
Net loss available to common stockholders	$(39,916)	$(51,883)	11,967	23.1%	$(27,783)	$(65,235)	37,452	57.4%
_____________
NM - Not Meaningful

Three and Nine Months Ended March 31, 2020 Compared to Three and Nine Months Ended March 31, 2019

Net Sales
The following table presents changes in units sold, unit price and net sales by product category in the three and nine months ended March 31, 2020 compared to the same periods in the prior fiscal year (in thousands, except unit price and percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2020	2019	Change	% Change	2020	2019	Change	% Change
Units sold
Coffee (Roasted)	20,542	22,298	(1,756)	(7.9)%	64,796	64,575	221	0.3%
Coffee (Frozen Liquid)	83	101	(18)	(17.8)%	281	336	(55)	(16.4)%
Tea (Iced & Hot)	650	740	(90)	(12.2)%	1,998	2,097	(99)	(4.7)%
Culinary	1,584	1,986	(402)	(20.2)%	5,376	6,186	(810)	(13.1)%
Spice	140	162	(22)	(13.6)%	479	552	(73)	(13.2)%
Other beverages(1)	828	1,100	(272)	(24.7)%	3,225	4,009	(784)	(19.6)%
Total	23,827	26,387	(2,560)	(9.7)%	76,155	77,755	(1,600)	(2.1)%

Unit Price
Coffee (Roasted)	$4.10	$4.18	$(0.08)	(1.9)%	$4.16	$4.46	$(0.30)	(6.7)%
Coffee (Frozen Liquid)	$84.87	$81.85	$3.02	3.7%	$83.73	$77.80	$5.93	7.6%
Tea (Iced & Hot)	$10.31	$11.24	$(0.93)	(8.3)%	$11.00	$12.34	$(1.34)	(10.9)%
Culinary	$8.18	$8.05	$0.13	1.6%	$8.02	$7.89	$0.13	1.6%
Spice	$37.59	$35.39	$2.20	6.2%	$36.73	$32.42	$4.31	13.3%
Other beverages(1)	$14.84	$13.10	$1.74	13.3%	$13.23	$11.21	$2.02	18.0%
Average unit price	$5.40	$5.53	$(0.13)	(2.4)%	$5.49	$5.81	$(0.32)	(5.5)%

Total Net Sales By Product Category(2)
Coffee (Roasted)	$84,300	$93,211	$(8,911)	(9.6)%	$269,367	$287,851	$(18,484)	(6.4)%
Coffee (Frozen Liquid)	7,044	8,267	(1,223)	(14.8)%	23,528	26,141	(2,613)	(10.0)%
Tea (Iced & Hot)	6,701	8,320	(1,619)	(19.5)%	21,969	25,876	(3,907)	(15.1)%
Culinary	12,954	15,990	(3,036)	(19.0)%	43,099	48,779	(5,680)	(11.6)%
Spice	5,262	5,736	(474)	(8.3)%	17,594	17,895	(301)	(1.7)%
Other beverages(1)	12,290	14,405	(2,115)	(14.7)%	42,681	44,946	(2,265)	(5.0)%
Net sales by product category	$128,551	$145,929	$(17,378)	(11.9)%	$418,238	$451,488	$(33,250)	(7.4)%
Fuel Surcharge	588	750	(162)	(21.6)%	1,999	2,404	(405)	(16.8)%
Total	$129,139	$146,679	$(17,540)	(12.0)%	$420,237	$453,892	$(33,655)	(7.4)%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.
(2) Certain transition service revenues related to the sale of our office coffee assets are not separately presented. The amounts are included in each of the product categories.

Net sales in the three months ended March 31, 2020 decreased $17.5 million, or 12.0%, to $129.1 million from $146.7 million in the three months ended March 31, 2019. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold through our DSD network, a decrease in net sales from tea and culinary products, and the impact of changes in coffee prices for our cost plus customers. Sales through our DSD network were impacted by the sale of our office coffee business in July of 2019, net customer attrition and the impact of the COVID-19 pandemic in the latter part of the quarter. Our direct ship sales declined slightly compared to the prior year period driven by lower coffee volumes and changes in coffee prices for our cost plus customers offset by slightly favorable customer mix shift. Net sales in the three months ended March 31, 2020 included $2.6 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $2.1 million in price decreases to customers utilizing such arrangements in the three months ended March 31, 2019. In the next quarter ending June 30, 2020, we expect a material decline in revenue due to the impact of the COVID-19 pandemic on our DSD customers.
Net sales in the nine months ended March 31, 2020 decreased $33.7 million, or 7.4%, to $420.2 million from $453.9 million in the nine months ended March 31, 2019. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold through our DSD network, a decrease in net sales from tea and culinary products, unfavorable customer mix within our direct ship sales, non-recurring sales of industrial soup based products associated with the Boyd’s acquisition which we stopped selling last year, and the impact of changes in coffee prices for our cost plus customers. Sales through our DSD network were impacted by the sale of our office coffee business in July of 2019, higher customer attrition, impact of the COVID-19 pandemic in the latter part of March 2020 and lower inventory fill rates associated with downtime at our Houston plant during the earlier part of the current period. Net sales in the nine months ended March 31, 2020 included $7.6 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $5.1 million in price decreases to customers utilizing such arrangements in the nine months ended March 31, 2019.

The following table presents the effect of changes in unit sales, unit pricing and product mix in the three and nine months ended March 31, 2020 compared to the same periods in the prior fiscal year (in millions):

	Three Months Ended March 31, 2020 vs. 2019	% of Total Mix Change	Nine Months Ended March 31, 2020 vs. 2019	% of Total Mix Change
Effect of change in unit sales	$(13.8)	(78.9)%	$(8.8)	(26.1)%
Effect of pricing and product mix changes	(3.7)	(21.1)%	(24.9)	(73.9)%
Total decrease in net sales	$(17.5)	(100.0)%	$(33.7)	(100.0)%

Unit sales decreased 9.7% and average unit price declined by 2.4% in the three months ended March 31, 2020 as compared to the same period in the prior fiscal year, resulting in a decrease in net sales of 12.0%. Unit sales decreased 2.1% and average unit price decreased by 5.5% in the nine months ended March 31, 2020 as compared to the same period in the prior fiscal year, resulting in a decrease in net sales of 7.4%. Average unit price decreased during three and nine months ended March 31, 2020 due to a higher mix of product sold via direct ship versus DSD network, as direct ship has a lower average unit price. There were no new product category introductions in the three and nine months ended March 31, 2020 or 2019, which had a material impact on our net sales.

Gross Profit
Gross profit in the three months ended March 31, 2020 decreased $2.0 million, or 4.9%, to $37.9 million from $39.9 million in the three months ended March 31, 2019. Gross margin increased to 29.4% in the three months ended March 31, 2020 from 27.2% in the three months ended March 31, 2019. Gross profit in the nine months ended March 31, 2020 decreased $18.8 million, or 13.3%, to $122.6 million from $141.4 million in the nine months ended March 31, 2019. Gross margin decreased to 29.2% in the nine months ended March 31, 2020 from 31.1% in the nine ended March 31, 2019.

The decrease in gross profit in the three and nine months ended March 31, 2020 was primarily driven by lower net sales of $17.5 million and $33.7 million, respectively, partially offset by lower costs of goods sold. Gross margin for the three months ended March 31, 2020 was positively impacted by lower freight costs, lower CBE costs, improved production variances and lower reserves for slow moving inventories. Gross margin during the nine months ended March 31, 2020 was negatively impacted by unfavorable customer mix and higher reserves for slow moving inventories, partially offset by lower freight costs, lower CBE costs, improved production variances and the impact of changes in coffee prices during the nine months ended March 31, 2020. In the next quarter ending June 30, 2020, we expect a material decline in our margin due to customer mix and the impact of the COVID-19 pandemic on DSD customers.

Operating Expenses
In the three months ended March 31, 2020, operating expenses increased $37.1 million, or 80.7%, to $83.1 million, or 64.4% of net sales, from $46.0 million, or 31.4% of net sales, in the three months ended March 31, 2019, due to impairments of goodwill and intangible assets of $42.0 million, partially offset by a $2.5 million decrease in selling expenses and a $2.5 million decrease in general and administrative expenses.
The decrease in selling expenses was primarily driven by efficiencies realized from DSD route optimization, lower DSD sales commissions and lower travel expenses. The decrease in general and administrative expenses was associated primarily with reductions in third party costs, the absence of Boyd Coffee integration costs and one-time credit for employee incentive cost due to the reversal of management incentive bonus accrual, partially offset by the COVID-19 pandemic related severance costs during the three months ended March 31, 2020.
Impairment of goodwill and intangible assets of $42.0 million in the three and nine months ended March 31, 2020, was primarily associated with our annual impairment test as of January 31, 2020, adjusted further by the impact of the COVID-19 pandemic that had a negative impact on the fair value of the assets. See Note 9, Goodwill and Intangible Assets, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

In the nine months ended March 31, 2020, operating expenses increased $2.9 million, or 2.0%, to $152.0 million, or 36.2% of net sales, from $149.1 million, or 32.8% of net sales, in the nine months ended March 31, 2019, primarily due to impairment write-down of goodwill and intangible assets of $42.0 million and a $0.8 million increase in general and administrative expenses, partially offset by a $24.3 million increase in net gains from sales of assets, a $10.8 million decrease in selling expenses and the absence of $4.7 million in restructuring and other transition expenses.
The decrease in selling expenses was primarily due to headcount reductions, the conclusion of Boyd Coffee integration at the beginning of October 2018 and other efficiencies realized from DSD route optimization. The increase in general and administrative expenses was associated primarily with severance costs, employee incentive and benefit costs and proxy contest expenses incurred during the nine months ended March 31, 2020.
Net gains from sales of assets in the nine months ended March 31, 2020 were primarily associated with the sales of the Houston Property, the office coffee assets and seven branch properties of $7.3 million, $7.2 million and $12.3 million, respectively.

Total Other Income (Expense)
Total other income (expense) in the three months ended March 31, 2020 was $4.4 million of income compared to $2.5 million of expense in the three months ended March 31, 2019. Total other expense in the nine months ended March 31, 2020 was $0.8 million of income compared to $18.0 million of expense in the nine months ended March 31, 2019. The change in total other income (expense) in the three and nine months ended March 31, 2020 was primarily a result of;

•	postretirement medical curtailment gains in the current period;

•	pension settlement charge in prior period;

•	reduced employee postretirement benefit gains;

•	lower interest expense; and

•	lower net losses on coffee-related derivative instruments in the three and nine months ended March 31, 2020.

In March 2020, we announced the termination of our postretirement medical benefit plan effective January 1, 2021. The announcement triggered a re-measurement, and resulted in curtailment gains of $5.8 million in the three and nine months ended March 31, 2020. The pension settlement charge incurred in the nine months ended March 31, 2019 of $10.9 million was due to the termination of the Farmer Bros. Co. Pension Plan for Salaried Employees effective December 1, 2018.

Interest expense in the three months ended March 31, 2020 decreased $0.5 million to $2.5 million from $3.0 million in the prior year period. Interest expense in the nine months ended March 31, 2020 decreased $1.3 million to $7.9 million from $9.2 million in the prior year period. The decrease in interest expense in the three and nine months ended March 31, 2020 was principally due to lower pension interest expense and lower borrowings on our credit facility. This was partially offset in the nine months ended March 31, 2020 by a $0.4 million of realized loss from the partial unwinding of our interest rate swap notional amount from $80.0 million to $65.0 million.
Other, net in the three months ended March 31, 2020 increased by $0.6 million to $1.1 million compared to $0.5 million in the prior year period. Other, net in the nine months ended March 31, 2020 increased by $0.8 million to $2.9 million compared to $2.1 million in the prior year period. The increase in Other, net was primarily a result of lower mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges in the three and nine months ended March 31, 2020 compared same prior year period.

Income Taxes
In the three and nine months ended March 31, 2020, we recorded income tax benefit of $1.0 million and $1.2 million, respectively, compared to income expense of $43.2 million and $39.1 million in the three and nine months ended March 31, 2019, respectively. The tax benefit is primarily due to the previously recorded valuation allowance and change in our estimated deferred tax liability during the three and nine months ended March 31, 2020 as compared to the prior year period. See Note 16, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense; and

•	depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense;

•	(loss) income from short-term investments;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	restructuring and other transition expenses;

•	severance costs;

•	proxy related expenses;

•	non-recurring costs associated with the COVID-19 pandemic;

•	net gains and losses from sales of assets;

•	non-cash pension and postretirement benefits; and

•	acquisition and integration costs.
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
For purposes of calculating EBITDA and EBITDA Margin and Adjusted EBITDA and Adjusted EBITDA Margin, we have excluded the impact of interest expense resulting from the adoption of ASU 2017-07, non-cash pretax pension and postretirement benefits resulting from the amendment and termination of the Farmer Bros. pension and postretirement benefits plans and severance because these items are not reflective of our ongoing operating results.
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
Set forth below is a reconciliation of reported net income (loss) to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Net loss, as reported	$(39,777)	$(51,749)	$(27,369)	$(64,835)
Income tax (benefit) expense	(1,034)	43,161	(1,222)	39,149
Interest expense (1)	1,206	1,627	4,067	4,565
Depreciation and amortization expense	7,333	7,600	22,544	23,230
EBITDA	$(32,272)	$639	$(1,980)	$2,109
EBITDA Margin	(25.0)%	0.4%	(0.5)%	0.5%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Net loss, as reported	$(39,777)	$(51,749)	$(27,369)	$(64,835)
Income tax (benefit) expense	(1,034)	43,161	(1,222)	39,149
Interest expense(1)	1,206	1,627	4,067	4,565
Depreciation and amortization expense	7,333	7,600	22,544	23,230
ESOP and share-based compensation expense	1,418	1,238	3,197	3,095
Restructuring and other transition expenses(2)	—	26	—	4,700
Net losses (gains) from sales of other assets	287	248	(23,375)	971
Impairment of goodwill and intangible assets	42,030	—	42,030	—
Non-recurring costs associated with the COVID-19 pandemic	129	—	129	—
Proxy contest-related expenses	204	—	463	—
Acquisition and integration costs	—	2,384	—	6,122
Postretirement benefits curtailment and pension settlement charge	(5,760)	—	(5,760)	10,948
Severance	527	—	3,324	—
Adjusted EBITDA	$6,563	$4,535	$18,028	$27,945
Adjusted EBITDA Margin	5.1%	3.1%	4.3%	6.2%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
(2) The nine months ended March 31, 2019, includes $3.4 million, including interest, assessed by the WC Pension Trust representing the Company’s share of the Western Conference of Teamsters Pension Plan ("WCTPP") unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				March 31, 2020		June 30, 2019
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$80,000	4.45%	$92,000	3.98%

Revolving Credit Facility
In March 2020, pursuant to Amendment No. 2 to Amended and Restated Credit Agreement (the “Second Amendment”) we amended our existing senior secured revolving credit facility (such facility as amended to date, including pursuant to the Second Amendment, the “Amended Revolving Facility”) with Bank of America, N.A, Citibank, N.A., JPMorgan Chase Bank, N.A., PNC Bank, National Association, Regions Bank, and SunTrust Bank. The Amended Revolving Facility, amongst other things (described in more detail above) decreased the size of the revolving credit facility to $125.0 million from $150.0 million but retained most of its previous terms including the sublimit on letters of credit and swingline loans of $15.0 million each. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.50%. Borrowings under the Amended Revolving Facility bear interest on base rate loans based on a leverage grid with a range of PRIME + 0.50% to 2.50%, and on Eurodollar loans based on a leverage grid with a range of Adjusted LIBO Rate + 1.50% to 3.50%. Effective March 27, 2019, we entered into an interest rate swap to manage our interest rate risk on our floating-rate indebtedness. See Note 4 for details.
Under the Amended Revolving Facility, we are subject to a variety of affirmative and negative covenants of types customary in a senior secured lending facility, including financial covenants relating to leverage, interest expense coverage and (until the quarter ending December 31, 2021) minimum adjusted EBITDA. We are allowed to pay dividends, provided, among other things, a total net leverage ratio is met, and no default exists or has occurred and is continuing as of the date of any such payment and after giving effect thereto. The Amended Revolving Facility has no scheduled payback required on the principal prior to the maturity date on November 6, 2023.
At April 30, 2020, we had outstanding borrowings of $122.0 million and utilized $2.3 million of the letters of credit sublimit under the Amended Revolving Facility. The amount available to borrow is subject to compliance with the applicable financial covenants set out under the Amended Revolving Facility (described in more detail below).

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Amended Revolving facility described above. In fiscal 2018, we filed a shelf registration statement with the SEC which allows us to issue unspecified amounts of common stock, preferred stock, depository shares, warrants for the purchase of shares of common stock or preferred stock, purchase contracts for the purchase of equity securities, currencies or commodities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $250.0 million. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities pursuant to our effective shelf registration statement or otherwise
The Amended Revolving Facility includes financial covenants with respect to leverage and interest expense that are tested each fiscal quarter. The ratio of consolidated total indebtedness (net of unrestricted cash up to $7.5 million) to adjusted EBITDA (as defined in the Amended Revolving Facility) must not exceed 4.0 to 1.0 at June 30, 2020, 4.75 to 1.0 at September 30, 2020, 5.25 to 1.0 at December 31, 2020, 5.75 to 1.0 at March 31, 2021, 5.25 to 1.0 at June 30, 2021, 4.75 to 1.0 at September 30, 2021, 4.25 to 1.0 at December 31, 2021 and 3.5 to 1.0 thereafter. Additionally, the Amended Revolving Facility requires that, as at each fiscal quarter end commencing June 30, 2020 and ending December 31, 2021, adjusted EBITDA (as defined in the Amended Revolving Facility) must not be less than the applicable amount set out in the Amended Revolving Facility. The ratio of adjusted EBITDA (as defined in the Amended Revolving Facility) to consolidated interest expense must not be less than 3.0 to 1.0.

At March 31, 2020, we had $26.4 million in cash and cash equivalents and none of the cash in our coffee-related derivative margin accounts was restricted.

Impact of COVID-19 on Our Liquidity
As of March 31, 2020, were in compliance with our covenants under the Amended Revolving Facility. In April 2020, we borrowed an additional $42.0 million under our Amended Revolving Facility. We increased our borrowings as a proactive measure to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets resulting from the COVID-19 pandemic. However, our liquidity position continues to deteriorate as our revenues from operating activities decline due to the impacts from the COVID-19 pandemic.
This COVID-19 pandemic and related restrictive measures such as travel bans, quarantines, shelter-in-place orders, and shutdowns as well as changes in recent consumer behavior, have had an adverse impact on certain of our DSD customers, particularly restaurants, hotels, casinos and coffeehouses. Many of these customers have been forced to close or curtail operations, and are purchasing at reduced volumes, if at all. We are unable to predict the rate at which these customers will resume operations and purchases as the restrictive measures are lifted. As a result, sales from our DSD customers have declined between 65% to 70% from pre COVID-19 average sales. We do not expect to see a meaningful improvement in our operating results until federal, state and local government authorities ease the restrictive measures.
Due to these factors, the degree to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the pandemic or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, as well as our effectiveness on serving our customer base and acquiring new customers. Therefore, with the uncertainty around the duration and breadth of the COVID-19 pandemic, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.
Absent a significant recovery and our ability to successfully scale operations and production accordingly, we are projecting potential violations of our financial covenants under the Amended Revolving Facility as of June 30, 2020, which would place us in an event of default. The occurrence of a default would permit our lenders to declare as due all amounts outstanding under our Amended Credit Facility which total $122.0 million as of May 7, 2020. We do not have sufficient cash on hand or available liquidity that can be utilized to repay the total outstanding debt in the event of a default. In addition, the occurrence of a default could cause cross defaults and accelerations under our other indebtedness.
Due to these factors, we have modified our business practices. To navigate through this period of uncertainty, we have reduced discretionary expenses, aggressively reduced capital expenditures, closely and proactively managed our inventory purchases, while prioritizing investments in e-commerce initiatives and serving current Direct Ship customers’ needs. Additionally, we also continue to be focused on the rebalancing of volume across our manufacturing network, bringing additional production into our Northlake, Texas facility to generate additional savings. Among others things, we have already taken the following actions:

•	reduced headcount and furloughed a significant percentage of the remaining employees;

•	eliminated fiscal third quarter 2020 cash compensation for our Board of Directors;

•	temporarily decreased executive leadership, corporate team members’ and all exempt employees’ (except route sales representatives) base salaries by 15%;

•	reduced discretionary spending, including a moratorium on all travel;

•	reduced fiscal year ending 2020 management incentive bonus program;

•	reduced plant production costs in two of our plants;

•	suspended 401(k) cash matching for all eligible employees;

•	reduced capital expenditures while also closely managing inventory and other spending;

•	implemented cost controls throughout our coffee brewing equipment (“CBE”) program service network;

•	instituted cost savings to reduce our selling, general and administrative expenses;

•	reduced our DSD supply chain network costs by reducing freight, and fleet, and consolidating routes; and

•	commenced negotiations with certain landlords on rent, operating expenses and leases.

We expect these actions will improve our cost structure to mitigate the impact of the COVID-19 pandemic on our operating results and liquidity, however we cannot make assurances that these actions will be successful. Absent other actions, we would likely default under our Amended Revolving Facility as discussed above. As a result, we are exploring several different opportunities and access to various capital markets to provide additional near-term liquidity. These options, among others, include:

•	apply for the Main Street Lending program of the CARES Act;

•	unlock liquidity of certain of our real estate assets through sale leaseback or sale of excess real estate;

•	seek additional financing in the debt or equity markets; or

•	refinance or restructure all or a portion of our indebtedness.

We are currently pursuing with our lenders a waiver agreement or forbearance arrangement related to projected covenant violations under our Amended Revolving Facility. We obtained an amendment from our lenders in March 2020, and based on the current debt market environment and other factors, management believes that a waiver or forbearance will be approved to avoid acceleration of our debt. We believe one or more of these options, along with the actions already taken to modify our business practices and reduce costs, will provide us the liquidity and flexibility we need to continue to operate and meet our obligations as they come due for the next 12 months. However, there can be no assurance that we will be able to execute on one or more of the above options, that our cost saving measures will be effective or that we will be able to avoid a breach of the covenants in our Amended Revolving Facility and related event of default and acceleration of our debt.

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	Nine Months Ended March 31,
	2020	2019
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash provided by operating activities	$8,065	$7,500
Net cash provided (used) in investing activities	23,619	(30,250)
Net cash (used) provided by financing activities	(12,278)	32,506
Net increase in cash and cash equivalents	$19,406	$9,756
Operating Activities
Net cash provided by operating activities were $8.1 million and $7.5 million, respectively, in the nine months ended March 31, 2020 and 2019. The $0.6 million increase in cash provided was primarily attributable to a lower use of cash for working capital during the current fiscal period. Working capital during the nine months ended March 31, 2020 was impacted by, among other items, lower inventory levels and improvement in trade accounts receivable collections, partially offset by a decline in outstanding accounts payable balance.
Investing Activities
Net cash provided by investing activities during the nine months ended March 31, 2020 was $23.6 million as compared to net cash used of $30.3 million in the nine months ended March 31, 2019. The $53.9 million increase in cash provided from investment activities was principally due to the sales of assets during the current period resulting in net cash proceeds of $36.7 million. In addition, cash used for purchases of property, plant and equipment decreased $17.3 million primarily due purchase of machinery and equipment for the Northlake, Texas plant expansion in fiscal 2019, and lower coffee brewing equipment purchases in the current year period as we focus on refurbished CBE equipment to drive cost savings.

Financing Activities
Net cash used in financing activities in the nine months ended March 31, 2020 was $12.3 million as compared to net cash provided of $32.5 million in the nine months ended March 31, 2019, a change of $44.8 million. Net cash used in financing activities in the nine months ended March 31, 2020 included $12.0 million in net payments under our Revolving Facility compared to $33.2 million in net borrowings in the nine months ended March 31, 2019.

Capital Expenditures
For the three and nine months ended March 31, 2020 and 2019, our capital expenditures paid were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Maintenance:
Coffee brewing equipment	$2,159	$3,538	$6,294	$12,460
Building and facilities	—	35	133	50
Vehicles, machinery and equipment	408	464	1,444	2,187
IT, software, office furniture and equipment	596	397	2,751	2,304
Capital expenditures, maintenance	$3,163	$4,434	$10,622	$17,001

Expansion Project:
Machinery and equipment	$828	$2,839	$2,376	$13,392
IT equipment	$116	$—	$116	$—
Capital expenditures, Expansion Project	$944	$2,839	$2,492	$13,392

Total capital expenditures	$4,107	$7,273	$13,114	$30,393
In fiscal year 2020, we anticipate paying between $11.0 million to $14.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility.
Depreciation and amortization expenses were $7.3 million and $7.6 million in the three months ended March 31, 2020 and 2019, respectively. Depreciation and amortization expense were $22.5 million and $23.2 million in the nine months ended March 31, 2020 and 2019, respectively. We anticipate our depreciation and amortization expense will be approximately $7.2 million to $7.5 million per quarter in the remainder of fiscal year 2020 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Commitments and Contingencies
As of March 31, 2020, we had committed to purchase green coffee inventory totaling $61.2 million under fixed-price contracts, $4.5 million in other inventory under non-cancelable purchase orders and $7.2 million in other purchases under non-cancelable purchase orders.

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
Interest Rate Risk
At March 31, 2020, under our amended credit facility, we were eligible to borrow up to a total of $125.0 million, subject to compliance with applicable financial covenants under the Amended Revolving Facility as described above and had outstanding borrowings of $80.0 million and utilized $2.3 million of the letters of credit sublimit. As a result of the interest rate swap, only $15.0 million was subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolving Facility at March 31, 2020 was 4.45%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of March 31, 2020:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$15,000	2.95%	$443
–100 basis points	$15,000	3.45%	$518
Unchanged	$15,000	4.45%	$668
+100 basis points	$15,000	5.45%	$818
+150 basis points	$15,000	5.95%	$893

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
The following table summarizes the potential impact as of March 31, 2020 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$596	$(596)	$4,155	$(4,155)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2020. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2020, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended June 30, 2019, which is accessible on the SEC’s website at www.sec.gov. During the nine months ended March 31, 2020, other than the following, there have been no material changes to the risk factors disclosed in our 2019 Form 10‑K.
The recent novel coronavirus (“COVID-19”) pandemic could materially adversely affect our financial condition and results of operations.
In late 2019, a novel strain of coronavirus (“COVID-19” or the “virus”) emerged in China and has spread worldwide. The measure to contain the spread of the virus is adversely affecting our business and those of our customers. The outbreak has resulted in federal, state and local government authorities implementing numerous restrictive measures to attempt to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have impacted our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. There is considerable uncertainty regarding how such measures and potential future measures will affect our manufacturing, sales and distribution operations, and how similar limitations will affect our customers, vendors and suppliers. Restrictions or disruptions of transportation could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.
The COVID-19 pandemic has significantly increased economic uncertainty. It is likely that the current pandemic, or a future recurrence of COVID-19, will cause continued economic slowdown, and it is likely to cause a global recession. The spread of COVID-19 has caused us to modify our business practices (including practices related to employee travel, work locations, and physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities, or that we determine are in the best interests of our employees, customers, vendors and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.
The COVID-19 pandemic and the related restrictive measures and changes in recent consumer behavior have had an adverse impact on certain of our DSD customers, particularly restaurants, hotels, casinos and coffeehouses. Many of these customers have been forced to close or curtail operations and are purchasing at reduced volumes if at all. We are unable to predict the rate at which these customers will resume operations and purchases as restrictive measures are lifted. Certain of these customers may be unable to resume operations or satisfy their outstanding obligations, which may adversely impact our receivables. The ability of our customers to resume operations will largely depend on the behavior of end consumers and the ability of our customers to respond to those habits. Our success will depend on our ability to scale operations and production in line with purchases by our customers, acquire additional customers as operators resume operations, delivery flexibly through various methods and manage accounts receivable. We have adjusted our operations to address current demand. Our success will depend on our ability and effectiveness in identifying and addressing our customers’ future needs in light of the COVID-19 pandemic. At this time, it is difficult to predict the full extent and timing of the impact that the COVID-19 pandemic will have on our customer base.
While most participants in our supply chain are considered an “essential businesses” and permitted to continue operations, the COVID-19 pandemic has created uncertainty within certain supply chains due to restrictions in movement and shortages in shipping containers, including potential delays in transportation and labor shortages for upcoming harvests in Central and South America. Globally, roasters and coffee importers have stocked up on green coffee and, those increased purchases, may increase green coffee prices in the near term.
Our success largely depends on the efforts and abilities of our team members. In response to the pandemic and resulting decrease in sales, we have eliminated and furloughed positions, implemented temporary reductions in base salary of exempt team members, and suspended 401(k) matching cash contributions. The Company’s executive leadership has taken a voluntary 15% reduction in base salary and Farmer Brothers’ Board of Directors will forego its cash compensation for the third quarter 2020. We are unable to predict the duration of these actions at this time. If we are unable to regain sales to bring back team members before others, we may lose talent to other employers, including competitors. If we are not able to effectively retain our talent, our ability to achieve certain strategic objectives may be adversely affected, which may impact our financial condition and results of operations. Further, any unplanned turnover or failure to develop or implement an adequate succession plan for our senior management and other key employees, could deplete our institutional knowledge base, erode our competitive advantage, and negatively affect our business, financial condition and results of operations.
We continue to assess the impact of the COVID-19 pandemic and will continue to take appropriate actions to support the business and address the needs of its customers during and after the COVID-19 pandemic. The Company is working to evaluate any relief available through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and other government programs, including through industry associations, as well as any other efforts to support the food industry as a pillar of critical infrastructure.
The degree to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume and our effectiveness on serving our customer base and acquiring new customers. With the uncertainty around the duration and breadth of the COVID-19 pandemic, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.
Our liquidity has been adversely affected as a result of our operating performance in recent periods, as well as the COVID-19 pandemic, and may be further materially adversely affected by constraints in the capital and credit markets and limitations under our financing arrangements.
We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, and our credit facility. In recent periods, significant acquisition costs, large capital investments along with the underperformance of our business has resulted in a decrease in funds from operating activities, which has weakened our liquidity position. Since March 2020, the impact of the COVID-19 pandemic and related federal, state, and local restrictive measures have had an adverse impact on certain of our DSD customers, particularly restaurants, hotels, casinos and coffeehouses.
Should our operating performance continue to deteriorate or COVID-19 pandemic persist or recur in the near term, we will have less cash inflows from operations available to meet our financial obligations or to fund our other liquidity needs. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	sell assets; and/or

•	reduce or delay planned capital or operating expenditures, strategic acquisitions or investments.

Given the recent impact from the COVID-19 pandemic, we intend to apply for the Main Street Lending program of the recently passed CARES Act. At this time, we are awaiting further information around the structure of the program and are unable to predict the timing of receipt or amount of funds available to us under such programs.
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
As of March 31, 2020 and June 30, 2019, we had outstanding borrowings under our credit facility of $80.0 million and $92.0 million, respectively, with excess availability of $45.0 million and $55.7 million, respectively subject to covenant compliance. We may incur significant indebtedness in the future, including through additional borrowings under the credit facility, through the issuance of debt securities, or otherwise.
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
Our credit facility also contains financial covenants relating to the maintenance of a maximum total net leverage ratio, a minimum interest expense coverage ratio and, until December 31, 2021, minimum adjusted EBITDA levels. Our ability to meet those covenants may be affected by events beyond our control, such as COVID-19, and there can be no assurance that we will meet those covenants. The breach of any of these covenants could result in a default under the credit facility.
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

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Farmer Bros. Co.

3.3
Amended and Restated Bylaws, adopted as of October 14, 2018 (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, filed with the SEC on February 11, 2019 and incorporated herein by reference).

10.59*	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (with updated schedule of indemnitees attached).

10.60*	Form of Change in Control Severance Agreement for Executive Officers of the Company (with updated schedule of executive officers attached).

10.63
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 5, 2020, by and among Farmer Bros. Co., a Delaware corporation, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020 and incorporated herein by reference).

10.64#	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).

10.65#
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
________________

#	Management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
May 7, 2020

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
May 7, 2020