Form 10-K
period 2020-06-30
FARMER BROTHERS CO
filed 2020-09-11
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the Farmer Bros. Co. common stock was sold on December 31, 2019 was $119.7 million.
As of September 1, 2020 the registrant had 17,426,497 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2020.

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
Overview
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” “we,” “us,” “our” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. With a robust product line, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced coffees, iced and hot teas, cappuccino, spices, and baking/biscuit mixes, among others, we offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value added services such as market insight, beverage planning, and equipment placement and service. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. Our principal office and product development lab is located in Northlake, Texas ("Northlake facility"). We operate in one business segment.
Products
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. Our product categories consist of the following:

•	a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced offerings;

•	frozen liquid coffee;

•	flavored and unflavored iced and hot teas, including organic and Rainforest Alliance Certified TM;

•
culinary products including premium spices, pancake and biscuit mixes, gravy and sauce mixes, soup bases, dressings, syrups and sauces, and coffee-related products such as coffee filters, cups, sugar and creamers; and

•	other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers®, Artisan Collection by Farmer Brothers™, Superior®, Metropolitan™, China Mist® and Boyds®. Our Artisan coffee products include Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™, Rainforest Alliance Certified™, organic and proprietary blends. In addition, we sell whole bean and roast and ground flavored and unflavored coffee products under the Public Domain, Un Momento®, Collaborative Coffee®, Cain's™, McGarvey® and Boyds® brands and iced and hot teas under the China Mist® brand through foodservice distributors at retail. Our roast and ground coffee products are primarily sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. For a description of the amount of net sales attributed to each of our product categories in fiscal 2020, 2019 and 2018, see Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations included in Part II, Item 7 of this report.

Business Strategy
Overview
We are a coffee company dedicated to deliver the coffee people want, the way they want it. We build partnerships with customers who value service, quality, and sustainable sourcing and are passionate about delivering great coffee, tea, and culinary experiences to their communities.
In order to achieve our mission, we have have grown existing capabilities and continue to develop new capabilities to deliver value to our customers. More recently, we have undertaken initiatives such as, but not limited to, the following:

•	developing new products in response to demographic and other trends to better compete in areas such as premium coffees and teas;

•	building our e-commerce capabilities;

•	executing manufacturing and network optimization;

•	optimizing our product assortment;

•	developing our product innovation pipeline;

•	creating a commercial brewing equipment (CBE) competitive service advantage;

•	building an industry leading sustainability platform;

•	creating a culture to improve employee engagement and to attract and retain talent within our diverse workplace; and

•	ensure our systems and processes provide high-quality products at a competitive cost, protection against cyber threats, and a safe environment for our employees and partners.
We differentiate ourselves in the marketplace by providing tailored product and equipment service solutions to help our customers deliver a great experience for their consumers, which includes:

•	offering a wide variety of coffee, tea, and culinary products;

•	providing consumer, channel, and market insights;

•	ideation to support customer menu and product evaluation in line with consumer trends;

•	delivering comprehensive commercial brewing equipment program support from installation to preventative maintenance to timely repair;

•	delivering the highest standards in food quality and safety with all of our production facilities being Safe Quality Food (“SQF”) certified;

•	helping our customers deliver their sustainability goals and objectives;

•	Customer–centric Direct-store-delivery ("DSD") capability with focus on providing location-level program execution and merchandising support; and

•	a robust approach to social, environmental and economic sustainability throughout our business.
Our services provided to DSD customers are conducted primarily in person through Route Sales Representatives, or RSRs, who develop business relationships with chefs, restaurant owners and food buyers at their delivery locations. We also provide comprehensive coffee programs to our national account customers, including private brand development, green coffee procurement, hedging, category management, sustainable sourcing and supply chain management.

Strategic Initiatives
In fiscal 2020, the entire organization worked to evolve our purpose, vision, and values to underpin our strategy and support building a performance driven culture. That work identified the following five strategic initiatives (our "5 Es") that serve as the pillars of our strategy:
Empower Talent

•	Embrace our Purpose, Vision, and Values. In fiscal 2020, we evolved our purpose, vision, and values to support building a performance driven culture.

•	Develop our Talent. We have invested in a Learning Management System to enable training facilitation and tracking of training modules to support the development of our team members.

•
Recognize and Reward Performance. We aligned our incentive plans to support our annual and long-term strategy. For instance, in fiscal 2020, we executed a front-line recognition program for those team members that delivered great results on company service metrics, which aligns with the Enrich Customer Relationships pillar of our 5 Es strategy.

Enrich Customer Relationships

•
Build on our Brewing Equipment Service Advantage. From installation, to preventative maintenance, and timely repair execution, our trained service technicians and equipment remanufacturing capabilities provide reliable, consistent service coverage across a wide geographic area which we believe is a competitive advantage. We continue to invest in systems and processes to enable a more efficient go-to-market with our equipment program.

•
Drive Customer Satisfaction. Providing our customers the product they want, when they want it, is key to customer satisfaction and retention. We have invested in systems and processes to improve fill rates, including SKU optimization and inventory replenishment tools. We have also reinvigorated our innovation pipeline so we can continually deliver on-trend products and equipment.

•
Expand Customer Service Capabilities. In fiscal 2020, we have expanded our equipment service call center to support our DSD route business in order to enable quick resolution of issues and drive better visibility on customer inquiries. We believe this enables better customer response and improves customer retention.

•
Develop Pre-Sell/Tel-Sell Capabilities. In order to better serve certain customer’s needs, we expanded our Tel-Sell (Roastery Direct) program in fiscal 2020. This program enables us to better service customers outside our DSD network who want to purchase our products. We pick, pack, and ship products to these customers via common carriers. We are also implementing a Pre-Sell DSD model in select markets. In this model, we sell to our customers in advance of the delivery, enabling more quality time with our customers, and more deliveries per day.

Enhance Processes & Systems

•	Upgrade our Route Handheld Technology. We are piloting a new handheld technology in select markets. We expect this technology to improve route productivity and enable improved customer fill rates.

•	Investment in Technology. We are implementing IT applications which we expect to enhance supply chain optimization and flexibility.

•
Deploy B2B/E-Commerce Solution. We believe that this solution will enable a more robust roastery direct program, as well as coffee house and subscription sales. This will lead to improved customer analytics, and enable better product targeting.

Execute Optimization

•
Improve Demand Planning. We are in process of developing new tools to provide visibility to customer demand. We are working closely with our key vendor partners to create a more robust demand and supply process and implementing a sales demand consensus model.

•
Manufacturing and Distribution Network Optimization Plan. We are in process of developing and executing manufacturing network optimization, which includes opening a distribution center in the western part of the United States and consolidating third party frozen distribution services. Additionally, we continue to evaluate our branch footprint to determine the optimal structure to deliver products to our DSD customers more efficiently and effectively. These initiatives, among others, is expected to reduce our transportation and warehousing cost.

•
SKU Optimization. In fiscal 2020, we continued optimizing our SKU portfolio. We have reduced the number of underperforming coffee and allied products, and have reduced components and packaging options. Since fiscal 2019, we have undertaken efforts to optimize our SKU count reducing our total SKU count by more than 26.0%.

•	Implement Procurement Partnerships. We are working with our vendor partners to enhance our vendor managed inventory program. We have implemented quarterly business reviews with key vendor partners.
Elevate Innovation

•
Expand Sustainability Program. We continue to enhance our sustainable product offerings and incorporate sustainability as we develop new products. We are developing marketing campaigns to better communicate our program portfolio as a differentiator for our customers, inclusive of our capability to restore and refurbish equipment.

•
Evolve our Product Portfolio. We are actively developing product solutions that align with emerging consumer trends with premium coffee and tea products. We are partnering with our equipment suppliers on equipment innovation. We are developing our espresso based beverage program and actively optimizing our allied product offerings.

•
Renovate Product Portfolio. As consumers shift in the demand for healthier food and beverage products, we look to future opportunities to reformulate our existing product lines with clean label offerings and provide more "Better for You" product offerings.

•
Define and Implement our Digital Strategy. We are actively engaging and developing our digital strategy to respond to the digital capabilities that our customers expect as well as add efficiency to our sales and logistics functions.

Expand Sustainability Leadership

•
Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2020, we achieved the Carbon Disclosure Project's Climate leadership level for our efforts to reduce Scope 1, 2 and 3 emissions (direct emissions, indirect emissions from consumption of purchased electricity, heat or steam and other indirect emissions). Further, in fiscal 2020, we published our annual sustainability report based on the Global Reporting Initiative’s comprehensive compliance standard. In addition, China Mist is a member of the Ethical Tea Partnership (the “ETP”), a non-profit organization that works to improve the sustainability of the tea sector, the lives of tea workers and farmers, and the environment in which tea is produced. As a member of the ETP, China Mist sources all of its tea from tea plantations that are certified, monitored, and regularly audited by the ETP.

•
Science-Based Carbon Reduction Targets. We believe combating climate change is critical to the future of our company, the coffee industry, coffee growers and the world. In fiscal 2020 we made progress towards our science based carbon reduction targets. With a new baseline established in fiscal 2018, we set more ambitious goals in line with efforts to limit global warming to 1.5°C. Setting approved targets places us among those responsible businesses that are making measurable contributions to incorporate sustainability within their business strategy.

•
Zero Waste to Landfill. Achieving zero waste in our production and distribution facilities is a significant step in reaching our overall sustainability goals. In fiscal 2020 we maintained our goal of 90% waste diversion for our primary production and distribution facilities. To accomplish this goal, we implemented ambitious recycling and composting guidelines across these facilities.

•
LEED® Certified Facilities. Our Portland production and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification. Our corporate offices in Northlake, Texas has also achieved LEED® Silver Certification.

•
Expansion of Project D.I.R.E.C.T.® Program. In fiscal 2020, we continued to grow our direct trade sourcing model, Project D.I.R.E.C.T. ®. This model is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is Project D.I.R.E.C.T.®, we follow an outcome-based evaluation framework. The result of this evaluation impacts where we invest our resources within our supply chain and has led to an increased level of transparency for us. Project D.I.R.E.C.T . ® represents a growing part of our coffee portfolio.

•
Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, we track traceability levels from all green coffee suppliers on a per-contract basis. During fiscal 2020, we continued to monitor purchases from coffee suppliers and ask for them to provide traceability information on a per contract basis. This helps us to bring transparency to our supply chain, rank our suppliers, and also to identify opportunities to select trusted providers, cooperatives, mills, exporters, etc., when offering sustainable coffees to our customers.

•
Supplier Sustainability. We are committed to working with suppliers who share our social, environmental and economic sustainability goals. Regulatory and reputational risks can increase when suppliers are not held to the same strict standards to which we hold ourselves. To address this concern, we annually survey all green coffee suppliers along with our top suppliers of processed coffee and non-coffee products to assess their social, environmental, and economic sustainability practices and alignment with the United Nations Global Compact, a United Nations initiative to encourage businesses worldwide to adopt sustainable and socially responsible policies, documenting 96% compliance with United Nations Global Compact practices from all respondents. Existing suppliers and new suppliers must acknowledge and adhere to our Supplier Standards of Engagement. These Standards of Engagement set minimum standards for Suppliers that are designed to provide Farmer Bros. visibility into all aspects of its supply chain and meets these objectives. These Standards of Engagement also serve as Supplier’s Certificate of Compliance, executed by the supplier, representing supplier's receipt and acknowledgment of the Standards of Engagement and agreement to comply with the same.
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

Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee, tea and allied product knowledge to grow our business:

•
Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation and/or leadership positions with the SCA, National Coffee Association, Coalition for Coffee Communities, International Women's Coffee Alliance, Pacific Coast Coffee Association, Roasters Guild and World Coffee Research, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive SCA certification of a state-of-the-art coffee lab, which includes our product development lab at the Northlake facility. We also operate Public Domain®, a specialty coffeehouse in Portland, Oregon.

•
Market Insight and Consumer Research. We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee, tea and food service industries. We provide trend insights and product development support that help our customers create winning products and integrated marketing strategies. Within this, we are focused on understanding key demographic groups and their attitudes and behaviors to better position the Company as a consumer brand at retail and e-commerce and expand these sales channels.

Raw Materials and Supplies
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, the coffee “C” market near month price per pound ranged from approximately $0.88 to $1.74. The coffee “C” market near month price as of June 30, 2020 and 2019, were $1.04 and $1.10 per pound, respectively. Our principal packaging materials include cartonboard, corrugated and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Coffee “C” market prices in fiscal 2020 traded in a $0.48 cent range during the year, and averaged 11% below the historical average for the past five years. There can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade and Fair Trade Certified™ sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™ provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade products provide similar assurance except that the arrangements are provided directly to individual coffee growers instead of to cooperatives, providing these farmers with price premiums and dedicated technical assistance to improve farm conditions and increase both quality and productivity of sustainable coffee crops at the individual farm level. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
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
Distribution
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 186 delivery routes and 97 branch warehouses as of June 30, 2020, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our websites and sell certain products at retail and through foodservice distributors.

During the second half of our fiscal year ended June 30, 2020, we introduced new product delivery concepts such as warehouse and pop-up sales, and accelerated our roastery direct and e-commerce initiatives. Some of these new concepts will continue to be a focus in the future as we execute our 5E strategy.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as retail with private brand and consumer-branded coffee and tea products, foodservice distributors, and consumers through e-commerce. Although no single customer accounted for 10% or more of our net sales in any of the last three fiscal years, we have a number of large national account customers. The loss of or reduction in sales to one or more of would likely have a material adverse effect on our results of operations. During fiscal 2020, our top five customers accounted for approximately 19.8% of our net sales and no one customer exceed 10% of our net sales.
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
Competition
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, such as The J.M. Smucker Company (Folgers Coffee) and The Kraft Heinz Company (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and US Foods, regional and national coffee roasters such as S&D Coffee & Tea (WestRock Corporation), Massimo Zanetti Beverage USA, Trilliant Food and Nutrition LLC, Gaviña & Sons, Inc., Royal Cup, Inc., Ronnoco Coffee, LLC, and Community Coffee Company, L.L.C., specialty coffee suppliers such as Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee Inc., Starbucks Corporation and Peet’s Coffee & Tea (JAB Holding Company), and retail brand beverage manufacturers such as Keurig Dr. Pepper Inc. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores (physical and on-line) such as Costco, Sam’s Club and Restaurant Depot and on-line retailers such as Amazon. We also face competition from growth in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages.
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
Working Capital
We finance our operations internally and through borrowings under our existing credit facility. For a description of our liquidity and capital resources, see Results of Operations and Liquidity, Capital Resources and Financial Condition included in Part II, Item 7 of this report and Note 17, Other Current Liabilities, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. Our working capital needs are greater in the months leading up to our peak sales period during the winter months, which we typically finance with cash flows from operations. In anticipation of our peak sales period, we typically increase inventory in the first quarter of our fiscal year. We use various techniques including demand forecasting and planning to determine appropriate inventory levels for seasonal demand.

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
Employees
On June 30, 2020, we employed approximately 1,210 employees, 227 of whom are subject to collective bargaining agreements expiring on or before January 31, 2025.
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
In late 2019, a novel strain of coronavirus (“COVID-19” or the “virus”) emerged in China and has spread worldwide and by March 2020 the World Health Organization declared it a pandemic. The measure to contain the spread of the virus is adversely affecting our business and those of our customers. The outbreak has resulted in federal, state and local government authorities implementing numerous restrictive measures to attempt to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have impacted our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. There is considerable uncertainty regarding how such measures and potential future measures will affect our manufacturing, sales and distribution operations, and how similar limitations will affect our customers, vendors and suppliers. Restrictions or disruptions of transportation could limit our capacity to meet customer demand and have a material adverse effect on our financial condition and results of operations.
The COVID-19 pandemic has significantly increased economic uncertainty. The current pandemic, has resulted in economic slowdown and a global recession. This has caused us to modify our business practices (including practices related to employee travel, work locations, physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities, or that we determine are in the best interests of our employees, customers, vendors and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.
The COVID-19 pandemic and the related restrictive measures and changes in recent consumer behavior have had an adverse impact on certain of our direct ship and DSD customers, particularly restaurants, hotels, casinos and coffeehouses. Many of these customers have been forced to close or curtail operations and are purchasing at reduced volumes if at all. We are unable to predict the rate at which these customers will resume operations and purchases as restrictive measures are lifted. Certain of these customers may be unable to resume operations or satisfy their outstanding obligations, which may adversely impact our receivables. The ability of our customers to resume operations will largely depend on the behavior of end consumers and the ability of our customers to respond to those habits. Our success will depend on our ability to scale operations and production in line with purchases by our customers, acquire additional customers as operators resume operations, flexible delivery methods and manage accounts receivable. We have adjusted our operations to address current demand. Our success will depend on our ability and effectiveness in identifying and addressing our customers’ future needs in light of the COVID-19 pandemic. Although we have already experienced some negative effects of COVID-19, it is difficult to predict the full extent and timing of the impact that the COVID-19 pandemic will have on our customer base.
While most participants in our supply chain are considered an “essential businesses” and permitted to continue operations, the COVID-19 pandemic has created uncertainty within certain supply chains due to restrictions in movement and shortages of shipping containers, including potential delays in transportation and labor shortages for upcoming harvests in Central and South America. Globally, roasters and coffee importers have stocked up on green coffee and, those increased purchases, may increase green coffee prices in the near term.
Our success largely depends on the efforts and abilities of our team members. In response to the pandemic and resulting decrease in sales, we have eliminated and furloughed positions, implemented temporary reductions in base salary of exempt team members, and suspended 401(k) matching cash contributions. The Company’s executive leadership has taken a voluntary 15% reduction in base salary and Farmer Brothers’ Board of Directors forwent its cash compensation for the third quarter 2020. As operating results have stabilized, the Company returned 5% of the 15% reduction to employees effective September 1. As business conditions and related performance improve, the Company expects to reinstate pre-COVID base compensation. At this time, we are unable to predict the duration of these actions at this time. If we are unable to regain sales to bring back team members before others, we may lose talent to other employers, including competitors. If we are not able to effectively retain our talent, our ability to achieve certain strategic objectives may be adversely affected, which may impact our financial condition and results of operations. Further, any unplanned turnover or failure to develop or implement an adequate succession plan for our senior management and other key employees, could deplete our institutional knowledge base, erode our competitive advantage, and negatively affect our business, financial condition and results of operations.
We continue to assess the impact of the COVID-19 pandemic and will continue to take appropriate actions to support the business and address the needs of its customers during and after the COVID-19 pandemic. The Company continues to leverage relief available through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and other government programs, including through industry associations, as well as any other efforts to support the food industry as a pillar of critical infrastructure.
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
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. The supply of green coffee, similar to any agricultural commodity, may be impacted by, among other things, climate change, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, political and economic conditions or uncertainty, labor actions, foreign currency fluctuations, armed conflict in coffee producing nations, acts of terrorism, pandemics, government actions and trade barriers, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies.
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
We have a number of supply agreements with co-packers that require them to provide us with specific finished goods, including tea, spice and culinary products. For some of our products we essentially rely upon a single co-packer as our sole-source for the product. The failure for any reason of any such sole-source or other co-packer to fulfill its obligations under the applicable agreements with us, including the failure by our co-packers to comply with food safety, environmental, or other laws and regulations, or the termination or renegotiation of any such co-pack agreement could result in disruptions to our supply of finished goods, cause damage to our reputation and brands, and have an adverse effect on our results of operations. Additionally, our co-packers are subject to risk, including labor disputes, union organizing activities, financial liquidity, inclement weather, natural disasters, pandemics, supply constraints, and general economic and political conditions that could limit their ability to timely provide us with acceptable products, which could disrupt our supply of finished goods, or require that we incur additional expense by providing financial accommodations to the co-packer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new co-pack arrangement with another provider. A new co-pack arrangement may not be available on terms as favorable to us as our existing co-pack arrangements, or at all.
Our restructuring activities may be unsuccessful or less successful than we anticipate, which may adversely affect our business, operating results and financial condition.
We have implemented, and may in the future implement, restructuring activities, such as the DSD Restructuring Plan and recent optimization initiatives in an effort to achieve strategic objectives and improve financial results. We cannot guarantee that we will be successful in implementing these activities in a timely manner or at all, or that such efforts will advance our business strategy as expected or result in realizing the anticipated benefits. Costs associated with restructuring activities may be greater than anticipated which could cause us to incur indebtedness in amounts in excess of expectations. Execution of restructuring activities has required, and will continue to require a substantial amount of management time and operational resources, including implementation of administrative and operational changes necessary to achieve the anticipated benefits. These activities may have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. Management continues to analyze the Company’s sales organization and evaluate other potential restructuring opportunities in light of the Company’s strategic priorities which could result in additional restructuring charges the amount of which could be material. If we are unable to realize the anticipated benefits from our restructuring activities, we could be cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.
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
We have a number of large national account customers, the loss of or reduction in sales to one or more of which is likely to have a material adverse effect on our results of operations. During fiscal 2020, our top five customers accounted for approximately 19.8% of our net sales. We generally do not have long-term contracts with the majority of our customers. Accordingly, the majority of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. In addition, because of the competitive environment facing many of our customers and industry consolidation which has produced large customers with increased buying power and negotiating strength, our customers have increasingly sought to improve their profitability through pricing concessions and more favorable trade terms. To the extent we provide pricing concessions or favorable trade terms, our margins would be reduced. If we are unable to continue to offer terms that are acceptable to our customers, they may reduce purchases of our products which would adversely affect our financial performance. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products which could adversely affect our sales and profitability.
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
Our success largely depends on the efforts and abilities of our executive officers and other key personnel. In the past year, we have experienced significant turnover in our senior management ranks. The lack of management continuity could adversely affect our ability to successfully manage our business and execute our strategy, as well as result in operational and administrative inefficiencies and added costs, and may make recruiting for future management positions more difficult. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require significant investments in training, coaching and other career development and retention activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, and we may never realize returns on these investments. Competition for talent is intense, and we might not be able to identify and hire the personnel we need to continue to evolve and grow our business. If we are not able to effectively retain and grow our talent, our ability to achieve our strategic objectives will be adversely affected, which may impact our financial condition and results of operations. Further, any unplanned turnover or failure to develop or implement an adequate succession plan for our senior management and other key employees, could deplete our institutional knowledge base, erode our competitive advantage, and negatively affect our business, financial condition and results of operations. We do not maintain key person life insurance policies on any of our executive officers.
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
As of June 30, 2020 and 2019, we had outstanding borrowings under our credit facility of $122.0 million and $92.0 million, respectively, with no availability as of June 30, 2020, and excess availability of $55.7 million as of June 30, 2019, subject to covenant compliance. We may incur significant indebtedness in the future, including through additional borrowings under the credit facility (if amended to provide additional capacity), through the issuance of debt securities, or otherwise.
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

As amended in July 2020 (See Liquidity Section for details), our credit facility also contains certain financial and operational covenants such as a minimum monthly cumulative EBITDA, a minimum fixed charge coverage ratio, and minimum liquidity and maximum capital expenditures. The breach of any of these covenants could result in a default under the credit facility.
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
We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, our credit facility, and proceeds from the sale of assets. In recent periods, significant acquisition costs, large capital investments along with the underperformance of our business has resulted in a decrease in funds from operating activities, which has weakened our liquidity position. Since March 2020, the impact of the COVID-19 pandemic and related federal, state, and local restrictive measures have had an adverse impact on certain of our customers, particularly restaurants, hotels, casinos and coffeehouses.
Should our operating performance deteriorate further or the COVID-19 pandemic persists or recurs in the near term, we will have less cash inflows from operations available to meet our financial obligations or to fund our other liquidity needs. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:

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
Based on statements and reports filed with the SEC pursuant to Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), large stockholders beneficially own a significant portion of our outstanding common stock. As a result, these stockholders may be able to influence the outcome of stockholder votes, including votes concerning the election and removal of directors, activist campaigns, proxy contests, the amendment of our charter documents, and approval of significant corporate transactions. This level of concentrated ownership may have the effect of delaying or preventing a change in the management or voting control of the Company. If these stockholders engage in activist actions, responding to these actions can disrupt operations, be costly and time-consuming, and divert board and management attention, which could have an adverse effect on our results of operations and financial condition. In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with such concentrated ownership. Sales of common stock by significant stockholders could have a material adverse effect on the market price of our common stock. In addition, the transfer of ownership of a significant portion of our outstanding shares of common stock within a three-year period could adversely affect our ability to use our net operating loss (“NOL”) carryforwards to offset future taxable net income.
Our outstanding Series A Preferred Stock or future equity offerings could adversely affect the holders of our common stock in some circumstances.
As of June 30, 2020, we had 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), outstanding. The Series A Preferred Stock could adversely affect the holders of our common stock in certain circumstances. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock and are entitled to share in the dividends on common stock, when declared. The Series A Preferred Stock pays a dividend, when, as and if declared by our Board of Directors, of 3.5% APR of the stated value per share payable in four quarterly installments in arrears, and has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and a conversion premium of 22.5%. We may mandatorily convert all of the Series A Preferred Stock one year from the date of issue. The holder may convert 20%, 30% and 50% of the Series A Preferred Stock at the end of the first, second and third year, respectively, from the date of issue. In the future, we may offer additional equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. As a result, our common stockholders may experience dilution. Any of the foregoing could have a material adverse effect on the holders of our common stock.
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
Further, certain provisions of our charter documents, including a classified board of directors which will phase out over the next two years, have provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our common stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control or management.
Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
At June 30, 2020, the projected benefit obligation under our single employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plans, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.
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
At June 30, 2020, we had approximately $150.6 million in federal and $115.0 million in state NOL carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2021, respectively. If an ownership change as defined in Section 382 of the Internal Revenue Code (the "Code"), occurs with respect to our capital stock, our ability to use NOLs to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. If an ownership change were to occur, use of our NOLs to reduce payments of federal taxable net income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
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
At June 30, 2020, we had $20.7 million in long-lived intangible assets, including recipes, non-compete agreements, customer relationships, trade names, trademarks and a brand name, associated with completed acquisitions. Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in valuation of the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and goodwill and adversely affect our operating results. For the year ended June 30, 2020, we had full goodwill impairment and partial impairment of long-lived intangible assets.

Item 1.B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our current production and distribution facilities are as follows:

Location	Approximate Area (Square Feet)	Purpose	Status
Northlake, TX	535,585	Corporate headquarters, manufacturing, distribution, warehouse, product development lab	Owned
Houston, TX	330,877	Manufacturing and warehouse	Leased
Portland, OR	114,000	Manufacturing and distribution	Leased
Oklahoma City, OK	142,115	Equipment repair center	Owned
Northlake, IL	89,837	Distribution and warehouse	Leased
Moonachie, NJ	41,404	Distribution and warehouse	Leased
Hillsboro, OR	20,400	Manufacturing, distribution and warehouse	Leased

As of June 30, 2020, we stage our products in 97 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our stand-alone branch warehouses vary in size from approximately 1,000 to 34,000 square feet.
Approximately 62% of our facilities are leased with a variety of expiration dates within the range of 2021 through 2028. The lease on the Portland facility was renewed in fiscal 2018 and expires in 2028, subject to an option to renew up to an additional 10 years.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 66%, 71% and 75% during the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
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
Holders
As of September 1, 2020, there were approximately 208 shareholders of record of common stock. This does not include persons whose common stock is in nominee or “street name” accounts through brokers.
Equity Compensation Plan Information
This information appears in Equity Compensation Plan Information included in Part III, Item 12 of this report.
Performance Graph
The following graph depicts a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Russell 2000 Index, the Value Line Food Processing Index and a peer group index. Companies in the Russell 2000, Value Line Food Processing Index and peer group index are weighted by market capitalization. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2015 and that all dividends paid by companies included in these indices have been reinvested.
Because no published peer group is similar to the Company's portfolio of business, the Company created a peer group index that includes the following companies that operate in the similar line of business: B&G Foods, Inc., Coffee Holding Co. Inc., Lancaster Colony Corporation, National Beverage Corp., SpartanNash Company, Seneca Foods Corp. and TreeHouse Foods, Inc.
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

Total Return Performance Table

	2015	2016	2017	2018	2019	2020
Farmer Bros. Co.	$100.00	$136.43	$128.72	$130.00	$69.66	$31.32
Russell 2000 Index	$100.00	$93.83	$119.01	$139.84	$135.21	$126.25
Value Line Food Processing Index	$100.00	$118.48	$126.26	$125.48	$135.42	$138.97
Peer Group Index	$100.00	$150.78	$144.48	$137.15	$104.43	$114.54

Issuer Purchases of Equity Securities

The table below presents purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our Class A Common Stock during each of the indicated periods.

Period	Total Number of Shares of Our Class A Common Stock Purchased	Average Price Paid Per Share of Our Class A Common Stock	Total Number of Shares of Our Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Our Class A Common Stock That May Yet Be Purchased Under the Plan or Program
April 1 to April 30, 2020	—	$—	—	—
May 1 to May 31, 2020	—	$—	—	—
June 1 to June 30, 2020	—	$—	—	—

Item 6.	Selected Financial Data
The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors, and our consolidated financial statements and the notes thereto included elsewhere in this report. The historical results do not necessarily indicate results expected for any future period.

	For the Years Ended June 30,
(In thousands, except per share data)	2020	2019	2018(1)	2017(1)	2016(1)
Consolidated Statement of Operations Data:
Net sales	$501,320	$595,942	$606,544	$541,500	$544,382
Cost of goods sold	$363,198	$416,840	$399,155	$354,649	$373,165
Restructuring and other transition expenses	$—	$4,733	$662	$11,016	$16,533
Net gain from sale of Torrance Facility	$—	$—	$—	$(37,449)	$—
Net (gains) losses from sales of assets	$(25,237)	$465	$(966)	$(2,129)	$(8,405)
Impairment losses on intangible assets	$42,030	$—	$3,820	$—	$—
(Loss) income from operations	$(43,002)	$(14,702)	$1,053	$38,934	$(1,736)
Postretirement benefits curtailment gains and pension settlement (charge)	$5,760	$(10,948)	$—	$—	$—
Income tax (benefit) expense(2)	$(195)	$40,111	$17,312	$14,815	$(72,239)
Net (loss) income available to common stockholders	$(37,641)	$(74,130)	$(18,669)	$22,551	$71,791
Net (loss) income available to common stockholders per common share—basic	$(2.19)	$(4.36)	$(1.11)	$1.35	$4.35
Net (loss) income available to common stockholders per common share—diluted	$(2.19)	$(4.36)	$(1.11)	$1.34	$4.32

	As of June 30,
(In thousands)	2020	2019	2018(1)	2017(1)	2016(1)
Consolidated Balance Sheet Data:
Total current assets	$176,713	$159,908	$173,514	$140,703	$177,366
Property, plant and equipment, net	$165,633	$189,458	$186,589	$176,066	$118,416
Goodwill	$—	$36,224	$36,224	$10,996	$272
Intangible assets, net	$20,662	$28,878	$31,515	$18,618	$6,219
Operating lease assets	$21,117	$—	$—	$—	$—
Deferred income taxes	$—	$—	$39,308	$53,933	$71,508
Total assets	$392,699	$424,610	$475,531	$407,153	$383,714
Short-term borrowings under revolving credit facility	$—	$—	$89,787	$27,621	$109
Long-term borrowings under revolving credit facility	$122,000	$92,000	$—	$—	$—
Operating lease liabilities	$21,483	$—	$—	$—	$—
Finance lease obligations	$9	$32	$248	$1,195	$2,359
Earnout payable	$—	$400	$600	$1,100	$100
Long-term derivative liabilities	$2,859	$1,612	$386	$380	$—
Total liabilities	$280,786	$267,116	$246,476	$177,601	$186,397
_____________
(1) Prior year periods have been retrospectively adjusted to reflect the impact of certain changes in accounting principles to previously issued financial statements.
(2) Includes valuation allowance of $64.4 million and $52.0 million in fiscal years ended June 30, 2020 and 2019, respectively. See Note 19, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the fiscal years ended June 30, 2020, 2019 and 2018 are not necessarily indicative of the results that may be expected for any future period. The following discussion should be read in combination with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this report and with the Risk Factors described in Part I, Item 1A of this report.
Our Business
We are a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products manufactured under supply agreements, under our owned brands, as well as under private labels on behalf of certain customers. We were founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. Our principal office is located in Northlake, Texas. We operate in one business segment.
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. We are a coffee company dedicated to deliver the coffee people want, the way they want it. We are focused on being a growing and profitable forward-thinking industry leader, championing coffee culture through understanding, leading, building and winning in the business of coffee. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also insist on their sustainable cultivation, manufacture and distribution whenever possible.
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
We operate production facilities in Northlake facility, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 186 delivery routes and 97 branch warehouses as of June 30, 2020, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.

Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which has had a material impact on our revenues during the second half of our fiscal year ended June 30, 2020; and we expect the COVID-19 pandemic will continue to have a material impact on our revenues in future periods, especially the first half of our fiscal year ending June 30, 2021. Our DSD customers consist of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. Some customers have either limited operations, or have closed their operations in compliance with the restrictive measures enacted by federal, states and local governments restrictions on social distancing. Thus, our DSD sales channel weekly revenue from these customers at the height of the pandemic in April 2020, declined by 65% to 70% from the pre COVID-19 pandemic weeks. We have proactively responded with new concepts such as, warehouse and pop-up sales, and accelerated our roastery direct and e-commerce initiatives; these efforts have helped to mitigate the impact of the decline in DSD revenue. As of June 30, 2020, due to the above management initiatives, lifting of some of the government restrictions, and reopening of some of our customers' businesses, our revenues have recovered to some extent but are still down by approximately 45% from the pre COVID-19 pandemic weeks.
Our Direct Ship sales channel has also been negatively impacted by the COVID-19 pandemic. However, our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, have seen a slight to moderate increase in demand which has mitigated some of the impact of the COVID-19 pandemic.
In response to the pandemic's impact on our business, we instituted several initiatives in March 2020 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our DSD revenue decline. Specifically, we have, among other things;

•	reduced headcount and furloughed a significant percentage of employees;

•	eliminated fiscal third quarter 2020 cash compensation for our Board of Directors;

•	temporarily decreased executive leadership, corporate team member’s and all exempt employees (except route sales representatives) base salaries by instituting a 15% reduction;

•	reduced discretionary spending, including a moratorium on all travel;

•	reduced fiscal year ending 2020 management incentive bonus program;

•	reduced plant production costs in two of our plants;

•	suspended 401k cash matching for all eligible employees;

•	reduced capital expenditures while also closely managing inventory and other spending;

•	implemented cost controls throughout our coffee brewing equipment (“CBE”) program service network;

•	instituted cost savings to reduce our general and administrative expenses; and

•	reduced our DSD supply chain network costs by reducing freight and fleet, and consolidating routes.

The above initiatives have already resulted in significant monthly costs savings, improved our cost structure, and helped to mitigate the impact of the COVID-19 pandemic on our operating results.
In addition to the above initiatives to reduce operating expenses and capital expenditures, we also amended our existing senior secured revolving credit facility. The credit facility amendments, as described in the Liquidity section, provide us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on key strategic initiatives.
The magnitude of the COVID-19 pandemic, including the extent of the uncertain economic conditions resulting in weaker demand for our products, our financial position, results of operations and liquidity, which could be material, cannot be reasonably estimated at this time due to the rapid development and fluidity of the situation. It will be determined by the duration of the pandemic, its geographic spread, business disruptions and the overall impact on the global economy. Accordingly, we expect our results of operations will be adversely affected for our fiscal year ending June 30, 2021. While we anticipate that most of our revenue will continue to recover slowly as local and national governments ease social distancing restrictions, there can be no assurance that we will be successful in returning to the pre COVID-19 pandemic levels of revenue or profitability.

For other impacts of the COVID-19 pandemic, please see Liquidity section and Risk Factors described in Part I, Item IA of this report.
Summary Overview of Fiscal Year Ended June 30, 2020 Results
In fiscal year ended June 30, 2020, both our DSD and direct ship sales channels experienced sales declines compared to the prior year periods.
The DSD sales channel was negatively impacted by the COVID-19 pandemic, and to a lesser extent, the sale of our office coffee customers in July 2019 and net customer attrition. The impact of the COVID-19 pandemic on DSD revenues was during the second half of our fiscal year ended June 30, 2020. At the height of the pandemic in April 2020, DSD sales declined 65% to 70% from the pre–COVID pandemic sales run rates as the customer base had either limited operations, or had closed their doors in compliance with the federal, states and local governments restrictions on social distancing. The largest DSD revenue declines were from restaurants, hotels and casino channels, while demand from healthcare and C-stores channels were impacted less. Due to the above management initiatives, the lifting of some of the government restrictions, and reopening of some of our customers' businesses, DSD sales have recovered to some extent but are still down by about 45% from the pre COVID-19 pandemic weeks. Our direct ship channel sales were also impacted by lower coffee volumes due to the COVID-19 pandemic, and changes in coffee prices for our cost plus customers, offset by slightly favorable customer mix shift.
During fiscal year ended June 30, 2020, we experienced lower gross margin compared to the prior year periods primarily due to lower volumes and the impact of COVID-19 in the second half of the fiscal year. Gross margins decreased by 2.5% to 27.6% from 30.1% compared to the same prior period in fiscal 2019 mostly due to unfavorable customer mix since our DSD channel has higher margins, and higher reserves for slow moving inventories. The gross margin decline was partially offset by lower freight cost, lower warehouse cost, lower CBE cost and improved production variances resulting from the various cost initiatives implemented.
Operating expenses decreased by $12.7 million over the prior year period primarily driven by a $25.7 million increase in net gains from sales of assets, a $17.9 million decrease in selling expenses and a $6.4 million decrease in general and administrative expenses, partially offset by impairment of goodwill and intangible assets of $42.0 million. The impairment was primarily associated with the results of our annual goodwill and intangible impairment test as of January 31, 2020, adjusted further by the impact of the COVID-19 pandemic that had a negative impact on the fair value of our goodwill and intangible assets. Operating expenses benefited from cost savings actions taken due to COVID-19 pandemic, as well as other savings achieved earlier in the fiscal year due to headcount reductions, and other efficiencies realized from DSD route optimization.
During the fiscal year ended June 30, 2020, we completed the sales of certain assets associated with our office coffee customers, our Houston Texas manufacturing facility and nine branch properties for an aggregate sales price of $44.3 million. Net cash proceeds from these assets sales were $39.1 million. We recognized a net gain on these asset sales of $29.0 million during the fiscal year ended June 30, 2020. The proceeds from the sales provided us with increased liquidity and flexibility.
Our capital expenditures for the fiscal year ended June 30, 2020 were $17.6 million as compared to $34.8 million in the fiscal year ended June 30, 2019, representing lower maintenance capital spend of $11.8 million, a 49.5% reduction compared to the prior year period. These spending reductions were driven by several key initiatives put in place, including a focus on refurbished CBE equipment to drive cost savings, and reductions across some capital categories due to additional cost controls put in place during the COVID-19 pandemic.
As of June 30, 2020, the outstanding debt on our revolver was $122.0 million, an increase of $30.0 million since June 30, 2019. However, our cash increased by $53.0 million to $60.0 million as of June 30, 2020, compared to $7.0 million as of June 30, 2019. These improvements in our liquidity provide additional financial and operational flexibility during the COVID–19 pandemic.

Certain prior period amounts in the table below have been reclassified to conform to the current year presentation due to the adoption of new accounting standards.
Financial Data Highlights (in thousands, except per share data and percentages)

	For The Years Ended June 30,			2020 vs 2019		2019 vs 2018
	2020	2019	2018	Favorable (Unfavorable)		Favorable (Unfavorable)
				Change	% Change	Change	% Change
Income Statement Data:
Net sales	$501,320	$595,942	$606,544	$(94,622)	(15.9)%	$(10,602)	(1.7)%
Gross margin	27.6%	30.1%	34.2%	(2.5)%	NM	(4.1)%	NM
Operating expenses as a % of sales	36.1%	32.5%	34.0%	3.6%	NM	(1.5)%	NM
(Loss) income from operations	$(43,002)	$(14,702)	$1,053	$(28,300)	192.5%	$(15,755)	NM
Net loss	$(37,087)	$(73,595)	$(18,280)	$36,508	49.6%	$(55,315)	NM
Net loss available to common stockholders per common share—basic	$(2.19)	$(4.36)	$(1.11)	$2.17	NM	$(3.25)	NM
Net loss available to common stockholders per common share—diluted	$(2.19)	$(4.36)	$(1.11)	$2.17	NM	$(3.25)	NM

Operating Data:
Coffee pounds	100,700	108,098	107,429	(7,398)	(6.8)%	669	0.6%
EBITDA(1)	$(1,796)	$3,617	$32,673	$(5,413)	(149.7)%	(29,056)	(88.9)%
EBITDA Margin(1)	(0.4)%	0.6%	5.4%	(1.0)%	NM	(4.8)%	NM
Adjusted EBITDA(1)	$18,742	$31,882	$47,562	$(13,140)	(41.2)%	$(15,680)	(33.0)%
Adjusted EBITDA Margin(1)	3.7%	5.3%	7.8%	(1.6)%	NM	(2.5)%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	64.9%	63.5%	62.6%	1.4%	2.2%	0.9%	1.4%
Coffee (Frozen Liquid)	5.7%	5.8%	5.7%	(0.1)%	(1.7)%	0.1%	1.8%
Tea (Iced & Hot)	5.1%	5.6%	5.4%	(0.5)%	(8.9)%	0.2%	3.7%
Culinary	10.0%	10.8%	10.6%	(0.8)%	(7.4)%	0.2%	1.9%
Spice	4.3%	4.0%	4.2%	0.3%	7.5%	(0.2)%	(4.8)%
Other beverages(2)	9.0%	9.8%	11.0%	(0.8)%	(8.2)%	(1.2)%	(10.9)%
Other revenues(3)	0.5%	—%	—%
Net sales by product category	99.5%	99.5%	99.5%	(0.5)%	(16.5)%	—%	(6.9)%
Fuel Surcharge	0.5%	0.5%	0.5%	—%	—%	—%	—%
Total	100.0%	100.0%	100.0%	(0.5)%	(16.5)%	—%	—%

Other data:
Capital expenditures related to maintenance	$11,845	$21,088	$21,782	$(9,243)	(43.8)%	$(694)	(3.2)%
Total capital expenditures	$17,560	$34,759	$37,020	$(17,199)	(49.5)%	$(2,261)	(6.1)%
Depreciation and amortization expense	$29,896	$31,065	$30,464	$(1,169)	(3.8)%	$601	2.0%

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

Factors Affecting Our Business
We have identified factors that affect our industry and business which we expect will play an important role in our future growth and profitability. Some of these factors include:

•
Investment in State-of-the-Art Facility and Capacity Expansion. We are focused on leveraging our investment in the Northlake, Texas, facility to produce the highest quality coffee in response to the market shift to premium and specialty coffee, support volume rebalancing across our manufacturing network and create sustainable long-term growth. However, until we complete the transition of most manufacturing to our Northlake facility, we will continue to experience higher manufacturing costs driven by downtime and inefficiencies associated with certain aging production infrastructure.

•
Supply Chain Efficiencies and Competition. In order to compete effectively and capitalize on growth opportunities, we must retain and continue to grow our customer base, evaluate and undertake initiatives to reduce costs and streamline our supply chain. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus include distribution network optimization, opening a western U.S. distribution facility, methods of procurement, logistics, inventory management, supporting technology, and real estate assets.

•
Demographic and Channel Trends. Our success is dependent upon our ability to develop new products in response to demographic and other trends to better compete in areas such as premium coffee and tea, including expansion of our product portfolio by investing resources in what we believe to be key growth categories and different formats. We continue to focus on accelerating our roastery direct and e-commerce initiatives via a new digital platform.

•
Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, coffee “C” market near month price per pound ranged from approximately $0.88 to $1.74. The coffee “C” market near month price as of June 30, 2020 and 2019 was $1.04 and $1.10 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this report.

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

Results of Operations
The following table sets forth information regarding our consolidated results of operations for the years ended June 30, 2020, 2019 and 2018. Certain prior period amounts in the table below have been reclassified to conform to the current year presentation due to the adoption of new accounting standards (in thousands, except percentages)::

	For the Years Ended June 30,			2020 vs 2019		2019 vs 2018
	2020	2019	2018	Favorable (Unfavorable)		Favorable (Unfavorable)
				Change	% Change	Change	% Change
Net sales	$501,320	$595,942	$606,544	$(94,622)	(15.9)%	$(10,602)	(1.7)%
Cost of goods sold	363,198	416,840	399,155	53,642	12.9%	(17,685)	(4.4)%
Gross profit	138,122	179,102	207,389	(40,980)	(22.9)%	(28,287)	(13.6)%
Selling expenses	121,762	139,647	153,391	17,885	12.8%	13,744	9.0%
General and administrative expenses	42,569	48,959	49,429	6,390	13.1%	470	1.0%
Restructuring and other transition expenses	—	4,733	662	4,733	100.0%	(4,071)	NM
Net (gains) losses from sales of assets	(25,237)	465	(966)	25,702	NM	(1,431)	148.1%
Impairment of goodwill and intangible assets	42,030	—	3,820	(42,030)	NM	3,820	100.0%
Operating expenses	181,124	193,804	206,336	12,680	6.5%	12,532	6.1%
(Loss) income from operations	(43,002)	(14,702)	1,053	(28,300)	192.5%	(15,755)	NM
Other (expense) income:
Dividend income	—	—	12	—	—%	(12)	(100.0)%
Interest income	—	—	2	—	—%	(2)	(100.0)%
Interest expense	(10,483)	(12,000)	(9,757)	1,517	(12.6)%	(2,243)	23.0%
Postretirement benefits curtailment gains and pension settlement (charge)	5,760	(10,948)	—	16,708	NM	(10,948)	NM
Other, net	10,443	4,166	7,722	6,277	150.7%	(3,556)	(46.1)%
Total other income (expense)	5,720	(18,782)	(2,021)	24,502	(130.5)%	(16,761)	NM
Loss before taxes	(37,282)	(33,484)	(968)	(3,798)	11.3%	(32,516)	NM
Income tax (benefit) expense	(195)	40,111	17,312	(40,306)	(100.5)%	22,799	131.7%
Net loss	$(37,087)	$(73,595)	$(18,280)	$36,508	(49.6)%	$(55,315)	302.6%
Less: Cumulative preferred dividends, undeclared and unpaid	554	535	389	19	3.6%	146	37.5%
Net loss available to common stockholders	$(37,641)	$(74,130)	$(18,669)	$36,489	(49.2)%	$(55,461)	297.1%
_____________
NM - Not Meaningful

The following table presents changes in units sold, unit price and net sales by product category for the years ended June 30, 2020, 2019 and 2018 (in thousands, except unit price and percentages):

	For the Years Ended June 30,			2020 vs 2019		2019 vs 2018
	2020	2019	2018	Favorable (Unfavorable)		Favorable (Unfavorable)
				Change	% Change	Change	% Change
Units sold
Coffee (Roasted)	80,560	86,478	85,943	(5,918)	(6.84)%	535	0.62%
Coffee (Frozen Liquid)	310	427	407	(117)	(27.40)%	20	4.91%
Tea (Iced & Hot)	2,381	2,755	2,706	(374)	(13.58)%	49	1.81%
Culinary	6,237	7,932	9,227	(1,695)	(21.37)%	(1,295)	(14.03)%
Spice	589	792	933	(203)	(25.63)%	(141)	(15.11)%
Other beverages(1)	3,566	4,631	5,932	(1,065)	(23.00)%	(1,301)	(21.93)%
Total	93,643	103,015	105,148	(9,372)	(9.10)%	(2,133)	(2.03)%

Unit Price
Coffee (Roasted)	$4.06	$4.38	$4.42	$(0.32)	(7.31)%	$(0.04)	(0.90)%
Coffee (Frozen Liquid)	$92.32	$80.89	$85.49	$11.43	14.13%	$(4.60)	(5.38)%
Tea (Iced & Hot)	$10.65	$12.02	$12.00	$(1.37)	(11.40)%	$0.02	.17%
Culinary	$8.16	$8.08	$6.98	$0.08	.99%	$1.10	15.76%
Spice	$36.46	$30.43	$26.96	$6.03	19.82%	$3.47	12.87%
Other beverages(1)	$12.72	$12.60	$11.24	$0.12	.95%	$1.36	12.10%
Average unit price	$5.35	$5.79	$5.77	$(0.44)	(7.60)%	$0.02	0.35%

Total Net Sales By Product Category
Coffee (Roasted)	$327,283	$378,583	$379,951	$(51,300)	(13.55)%	$(1,368)	(0.36)%
Coffee (Frozen Liquid)	28,619	34,541	34,794	(5,922)	(17.14)%	(253)	(.73)%
Tea (Iced & Hot)	25,369	33,109	32,477	(7,740)	(23.38)%	632	1.95%
Culinary	50,917	64,100	64,432	(13,183)	(20.57)%	(332)	(.52)%
Spice	21,473	24,101	25,150	(2,628)	(10.90)%	(1,049)	(4.17)%
Other beverages(1)	45,342	58,367	66,699	(13,025)	(22.32)%	(8,332)	(12.49)%
Net sales by product category	$499,003	$592,801	$603,503	$(93,798)	(15.82)%	$(10,702)	(1.77)%
Fuel Surcharge	2,317	3,141	3,041	(824)	(26.23)%	100	3.29%
Total	$501,320	$595,942	$606,544	$(94,622)	(15.88)%	$(10,602)	(1.75)%
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.

Fiscal Years Ended June 30, 2020 and 2019
Net Sales
Net sales in fiscal 2020 decreased $94.6 million, or 15.9%, to $501.3 million from $595.9 million in fiscal 2019. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold through our DSD network mostly impacted by COVID-19 pandemic, a decrease in net sales from tea and culinary products, unfavorable customer mix within our direct ship sales, and the impact of changes in coffee prices for our cost plus customers. At the height of COVID-19 pandemic in April 2020, DSD sales declined 65% to 70% from the pre–COVID weekly average run rates, but improved to approximately a 45% decline from pre-COVID-19 levels by June 30, 2020. Also, our DSD net sales were impacted by the sale of our office coffee business in July 2019, and net customer attrition. Our direct ship net sales in the fiscal year ended June 30, 2020 included $9.5 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $6.9 million in price decreases to customers utilizing such arrangements in the fiscal ended June 30, 2019.

The following table presents the effect of changes in unit sales, unit pricing and product mix for the year ended June 30, 2020 compared to the same period in the prior fiscal year (in millions):

	For Year Ended June 30, 2020 vs. 2019	% of Total Mix Change
Effect of change in unit sales	$(50.1)	(53.0)%
Effect of pricing and product mix changes	(44.5)	(47.0)%
Total decrease in net sales	$(94.6)	(100.0)%

Unit sales decreased 9.1% and average unit price declined by 7.6% in the year ended June 30, 2020 as compared to the same prior year period, resulting in a decrease in net sales of 15.9%. Average unit price decreased during the year ended June 30, 2020 due to a higher mix of product sold via direct ship versus DSD network, as direct ship has a lower average unit price. There were no new product category introductions in the year ended June 30, 2020 or 2019, which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2020 decreased $41.0 million, or 22.9%, to $138.1 million from $179.1 million in fiscal 2019. Gross margin decreased to 27.6% in fiscal 2020 from 30.1% in fiscal 2019. The decrease in gross profit was primarily driven by lower net sales of $94.6 million partially offset by lower costs of goods sold. Gross margin during the fiscal year June 30, 2020 was negatively impacted by the COVID-19 pandemic on DSD customers, unfavorable customer mix and higher reserves for slow moving inventories, partially offset by lower freight costs, lower CBE costs, improved production variances and the impact of changes in coffee prices during the fiscal year June 30, 2020. In the our fiscal year ending June 30, 2021, we expect continued decline in our margin due to customer mix, and the continued impact of the COVID-19 pandemic on DSD customers.
Operating Expenses
In fiscal 2020, operating expenses decreased $12.7 million, or 6.5%, to $181.1 million, or 36.1% of net sales from $193.8 million, or 32.5%, of net sales in fiscal 2019, primarily due to a $25.7 million increase in net gains from sales of assets, a $17.9 million decrease in selling expenses, a $6.4 million decrease in general and administrative expenses and the absence of $4.7 million in restructuring and other transition expenses, partially offset by impairments of goodwill and intangible assets of $42.0 million.
Net gains from sales of assets in the fiscal year ended June 30, 2020 were primarily associated with the sales of the Houston Property, the office coffee assets and nine branch properties of $7.3 million, $7.2 million and $14.5 million, respectively.

See Note 5, Sales of Assets, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for details.

The decreases in selling expenses was primarily due to headcount reductions, lower DSD sales commissions and travel expenses, the conclusion of Boyd Coffee integration at the beginning of October 2018 and other efficiencies realized from DSD route optimization. The decrease in general and administrative expenses was associated primarily with reductions in third party costs, lower headcount and the absence of Boyd Coffee integration costs, partially offset by severance costs, employee incentive and benefit costs and proxy contest expenses incurred during the fiscal year ended June 30, 2020.

Impairment of goodwill and intangible assets of $42.0 million in the fiscal year ended June 30, 2020, was primarily associated with our annual impairment test as of January 31, 2020, adjusted further by the impact of the COVID-19 pandemic that had a negative impact on the fair value of the assets. See Note 12, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for details.

Total Other Income (Expense)
Total other income (expense) in the fiscal year ended June 30, 2020 was $5.7 million of income compared to $18.8 million of expense in fiscal year ended June 30, 2019. The change in total other income (expense) in the fiscal year ended June 30, 2020 was primarily a result of:

•	postretirement medical curtailment gains in the current year period;

•	pension settlement charge in prior year period;

•	higher employee postretirement benefit gains due to the plan curtailment;

•	lower interest expense; and

•	lower net losses on coffee-related derivative instruments in the fiscal year ended June 30, 2020.

In March 2020, we announced the termination of our postretirement medical benefit plan effective January 1, 2021. The announcement triggered a re-measurement, and resulted in curtailment gains of $5.8 million in the fiscal year ended June 30, 2020. The pension settlement charge incurred in the fiscal year ended June 30, 2019 of $10.9 million was due to the termination of the Farmer Bros. Co. Pension Plan for Salaried Employees effective December 1, 2018.
Interest expense in the fiscal year ended June 30, 2020 decreased $1.5 million to $10.5 million from $12.0 million in the prior year period. The decrease in interest expense in the fiscal year ended June 30, 2020 was principally due to lower pension interest expense and lower average outstanding borrowings on our revolving credit facility during the first half of fiscal 2020, partially offset by $0.4 million of realized loss from the partial unwinding of our interest rate swap notional amount from $80.0 million to $65.0 million.
Other, net in the fiscal year ended June 30, 2020 increased by $6.3 million to $10.4 million compared to in $4.2 million in the prior year period. The increase in Other, net in the fiscal year ended June 30, 2020 was primarily due to higher amortized gains on our postretirement medical benefit plan due to the curtailment announced in March 2020, partially offset by lower mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges.

Income Taxes

In the fiscal year ended June 30, 2020 we recorded income tax benefit of $0.2 million as compared to income tax expense of $40.1 million in fiscal ended June 30, 2019. The tax benefit is primarily due to the previously recorded valuation allowance and change in our estimated deferred tax liability during the fiscal year ended June 30, 2020 as compared to the prior year period. In the fiscal year ended June 30, 2019, we recorded a valuation allowance of $52.0 million to reduce our deferred tax assets. See Note 19, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

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

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense; and

•	depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income excluding the impact of:

•	income taxes;

•	interest expense;

•	(loss) income from short-term investments;

•	depreciation and amortization expense;

•	ESOP and share-based compensation expense;

•	non-cash impairment losses;

•	non-cash pension withdrawal expense;

•	restructuring and other transition expenses;

•	severance costs;

•	proxy contest-related expenses;

•	non-recurring costs associated with the COVID-19 pandemic;

•	net gains and losses from sales of assets;

•	non-cash pension settlements and postretirement benefits curtailment; and

•	acquisition, integration and strategic costs.

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
Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	For the Year Ended June 30,
(In thousands)	2020	2019	2018
Net loss, as reported	$(37,087)	$(73,595)	$(18,280)
Income tax (benefit) expense	(195)	40,111	17,312
Interest expense(1)	5,590	6,036	3,177
Depreciation and amortization expense	29,896	31,065	30,464
EBITDA	$(1,796)	$3,617	$32,673
EBITDA Margin	(0.4)%	0.6%	5.4%
____________

(1)	Excludes interest expense related to pension plans and postretirement benefits.

Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

		Year Ended June 30,
(In thousands)		2020	2019	2018
Net loss, as reported		$(37,087)	$(73,595)	$(18,280)
Income tax (benefit) expense		(195)	40,111	17,312
Interest expense(1)		5,590	6,036	3,177
Income from short-term investments		—	—	(19)
Depreciation and amortization expense		29,896	31,065	30,464
ESOP and share-based compensation expense		4,329	3,723	3,822
Restructuring and other transition expenses(2)		—	4,733	662
Strategic initiatives	341,000	523	—	—
Net (gains) losses from sales of assets		(25,237)	465	(966)
Impairment of goodwill and intangible assets		42,030	—	3,820
Non-recurring costs associated with the COVID-19 pandemic		362	—	—
Postretirement benefits gains curtailment and pension settlement charge		(5,760)	10,948	—
Proxy contest-related expenses		463	—	—
Acquisition and integration costs		—	6,123	7,570
Severance	2,273,000	3,828	2,273	—
Adjusted EBITDA(3)		$18,742	$31,882	$47,562
Adjusted EBITDA Margin		3.7%	5.3%	7.8%
________

(1)	Excludes interest expense related to pension plans and postretirement benefits.

(2)
Fiscal year ended June 30, 2019, includes $3.4 million, including interest, assessed by the WC Pension Trust representing the Company’s share of the WCTPP unfunded benefits due to the Company’s partial withdrawal from the WCTPP as a result of employment actions taken by the Company in 2016 in connection with the Corporate Relocation Plan, net of payments of $0.8 million.

(3)
Adjusted EBITDA for fiscal 2020 includes $7.2 million of higher amortized gains resulting from the curtailment of the postretirement medical plan in March 2020. These higher gains will continue until the plan sunset on January 1, 2021. See Note 13, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Liquidity, Capital Resources and Financial Condition

				June 30, 2020		June 30, 2019
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$122,000	4.91%	$92,000	3.98%
Revolving Credit Facility
In March 2020, pursuant to Amendment No. 2 to Amended and Restated Credit Agreement (the “Second Amendment”) we amended our existing senior secured revolving credit facility (such facility as amended to date, including pursuant to the Second Amendment and the Third Amendments (as defined below), the “Amended Revolving Facility”) with certain financial institutions. The Second Amendment, amongst other things (described in more detail in Note 14, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K) decreased the size of the revolving credit facility to $125.0 million from $150.0 million but retained most of its previous terms including the sublimit on letters of credit and swingline loans of $15.0 million each. The Amended Revolving Facility has no scheduled payback required on the principal prior to the maturity date on November 6, 2023.
Effective March 27, 2019, we entered into an interest rate swap to manage our interest rate risk on our floating-rate indebtedness. See Note 6 , Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K, for details.
At June 30, 2020, we had outstanding borrowings of $122.0 million and utilized $2.3 million of the letters of credit sublimit under the Amended Revolving Facility. The amount available to borrow is subject to compliance with the applicable financial covenants set out under the Amended Revolving Facility (described in more detail below).

On July 23, 2020 (the "Effective Date"), pursuant to Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), we amended our existing senior secured revolving credit facility with certain financial institutions.
The Third Amendment, among other things:

(1)	retained the revolving commitments under the Credit Agreement of $125.0 million and the sublimit on letters of credit and swingline loans of $15.0 million each;

(2)	added a $5.0 million quarterly commitment reduction beginning September 30, 2021;

(3)
adjusted from cash flow-based to an asset-based lending structure with borrowing a base of 85% of eligible accounts receivable plus 50% of eligible inventory with certain permitted maximum over advance amounts;

(4)	removed all previous financial covenants of net leverage ratio, interest coverage ratio and minimum EBITDA;

(5)
added a covenant relief period (commencing on the effective date of the Third Amendment and ending upon delivery of a compliance certificate on or after fiscal month ending September 30, 2021), during which the Company must comply with the following:

(i) a minimum cumulative EBITDA covenant, tested on a monthly basis until the last day of June 2021;
(ii) a standalone minimum monthly EBITDA covenant tested on the last day of July 2021 and August 2021; and
(iii) a restriction on capital expenditures such that the amount of capital expenditures shall not exceed $25.0 million in the aggregate.

(6)	added a covenant requiring us to maintain a minimum liquidity covenant, tested on a weekly basis;

(7)	added an anti-cash hoarding provision;

(8)	added a minimum fixed charge coverage ratio of 1.05:1.00 commencing with fiscal quarter ending September 30, 2021, and tested on a quarterly basis thereafter;

(9)
modified the applicable margin for base rate loans to range from PRIME + 3.50% to PRIME + 4.50% per annum and the applicable margin for Eurodollar loans to range from Adjusted LIBO Rate + 4.50% to Adjusted LIBO Rate + 5.50% per annum and fixed the commitment fee at 0.50%;

(10)
provided for the revolving commitments to be reduced upon the occurrence of certain asset dispositions and incurrence of non-permitted indebtedness and imposed additional restrictions on the Company’s ability to utilize certain other negative covenant baskets; and

(11)	added a requirement to provide mortgages and related mortgage instruments with respect to certain specified real property owned by the Company.

The Third Amendment provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic and continue to execute on key strategic initiatives.
Liquidity

We generally finance our operations through cash flows from operations and borrowings under our Amended Revolving facility described above. Also, in fiscal year ended June 30, 2020, the proceeds from the sale of assets helped financed our operations. In fiscal 2018, we filed a shelf registration statement with the SEC which allows us to issue unspecified amounts of common stock, preferred stock, depository shares, warrants for the purchase of shares of common stock or preferred stock, purchase contracts for the purchase of equity securities, currencies or commodities, and units consisting of any combination of any of the foregoing securities, in one or more series, from time to time and in one or more offerings up to a total dollar amount of $250.0 million. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities pursuant to our effective shelf registration statement or otherwise. We believe our Amended Revolving Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
At June 30, 2020, we had $60.0 million in cash and cash equivalents and none of the cash in our coffee-related derivative margin accounts was restricted. As a result of the foregoing Third Amendment described above, we were in compliance with all of the covenants under the Amended Revolving Facility, and no event of default has occurred or existed through the Third Amendment effective date.

Impact of COVID-19 on Our Liquidity
The COVID-19 pandemic and related restrictive measures such as travel bans, quarantines, shelter-in-place orders, and shutdowns as well as changes in recent consumer behavior, have had an adverse impact on certain of our DSD customers, particularly restaurants, hotels, casinos and coffeehouses. Many of these customers have been forced to close or curtail operations, and are purchasing at reduced volumes, if at all. We are unable to predict the rate at which these customers will resume operations and purchases as the restrictive measures are lifted. As a result, sales from our DSD customers have declined from pre COVID-19 average sales. As of June 30, 2020, due to lifting of some the government restrictions, and reopening of some of our customers' businesses, our revenues have recovered to some extent but are still down by about 45% from the pre COVID-19 pandemic weeks, which is a significant improvement from the decline of approximately 65% to 70% at the end of March 2020.
Due to these factors, the degree to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the pandemic or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, as well as our effectiveness on serving our customer base and acquiring new customers. Therefore, with the uncertainty around the duration and breadth of the COVID-19 pandemic, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated.
We have modified our business practices due to the impact of COVID-19 pandemic on our operating results. To navigate through this period of uncertainty, we have reduced discretionary expenses, aggressively reduced capital expenditures, closely and proactively managed our inventory purchases, while prioritizing investments in e-commerce initiatives and serving current Direct Ship customers’ needs. Additionally, we also continue to focused on the rebalancing of volume across our manufacturing network, bringing additional production into our Northlake, Texas facility to generate additional savings. Among others things, we have already taken the following actions:

•	amended our existing senior secured revolving credit facility, as described above;

•	reduced headcount and furloughed a significant percentage of employees;

•	eliminated fiscal third quarter 2020 cash compensation for our Board of Directors;

•	temporarily decreased executive leadership, corporate team members’ and all exempt employees’ (except route sales representatives) base salaries by 15%;

•	reduced discretionary spending, including a moratorium on all travel;

•	reduced fiscal year ending 2020 management incentive bonus program;

•	reduced plant production costs in two of our plants;

•	suspended 401(k) cash matching for all eligible employees;

•	reduced capital expenditures while also closely managing inventory and other spending;

•	implemented cost controls throughout our coffee brewing equipment (“CBE”) program service network;

•	instituted cost savings to reduce our selling, general and administrative expenses; and

•	reduced our DSD supply chain network costs by reducing freight, and fleet, and consolidating routes.

These actions have improved our cost structure and helped in mitigating the impact of the COVID-19 pandemic on our operating results and liquidity; however we cannot make assurances that these actions will continue to be successful.

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	For the Years Ended June 30,
	2020	2019	2018
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash provided by operating activities	$1,455	$35,450	$8,855
Net cash used in investing activities	21,917	(32,361)	(74,640)
Net cash provided by financing activities	29,658	1,456	61,982
Net increase (decrease) in cash and cash equivalents	$53,030	$4,545	$(3,803)

Operating Activities

Cash provided by operating activities in fiscal 2020 decreased $34.0 million as compared to fiscal 2019 primarily attributable to a higher use of cash for working capital during the current fiscal period. Working capital during the fiscal year ended June 30, 2020 was impacted by, among other items, declines in revenues and related net income and a reduction in outstanding accounts payable balances driven by significant reductions in past due balances. This was partially offset by lower inventory and trade accounts receivable balances resulting from lower revenues.
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
Investing Activities
Net cash provided by investing activities during the fiscal year ended June 30, 2020 was $21.9 million as compared to net cash used of $32.4 million during the fiscal year ended June 30, 2019. The $54.3 million increase in cash provided from investment activities was principally due to the sales of assets during the current period resulting in net cash proceeds of $39.1 million. In addition, cash used for purchases of property, plant and equipment decreased $17.2 million primarily due to lower maintenance capital expenditures, and lower coffee brewing equipment purchases in the current year period as we focused on refurbished CBE equipment to drive cost savings. Investment capital also declined due to lower purchases of machinery and equipment for the Northlake, Texas plant compared to the prior year period.

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

Financing Activities
Net cash provided by financing activities in fiscal year ended June 30, 2020 increased $28.2 million as compared to fiscal year ended June 30, 2019. Net cash provided by financing activities in the current year included $30.0 million in net borrowings under our Revolving Facility compared to $2.2 million in net borrowings in the fiscal year ended June 30, 2019. The $30.0 million in net borrowings in the fiscal year ended June 30, 2020, was the result of increased borrowings as a proactive measure to increase our cash position and preserve financial flexibility due to the COVID-19 pandemic business uncertainty.

Net cash provided by financing activities in fiscal year ended June 30, 2019 decreased $60.5 million as compared to fiscal year ended June 30, 2018. Net cash provided by financing activities in fiscal year ended June 30, 2019 included $2.2 million in net borrowings compared to $62.2 million in net borrowings in the fiscal year ended June 30, 2018. In fiscal year ended June 30, 2018, $39.6 million of the net borrowings was used to fund the purchase of the Boyd Business.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2020:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations(1)	$21,482	$5,854	$8,348	$6,157	$1,123
Finance lease obligations(1)	9	9	—	—	—
Pension plan obligations(2)	72,790	7,260	14,170	14,700	36,660
Postretirement benefits other than pension plans(2)	5,166	750	915	963	2,538
Revolving credit facility	122,000	—	—	122,000	—
Purchase commitments(3)	65,702	65,702	—	—	—
Derivative liabilities—noncurrent	2,859	—	2,859	—	—
Cumulative Preferred dividends, undeclared and unpaid-non-current	1,478	—	1,478	—	—
Total contractual obligations	$291,486	$79,575	$27,770	$143,820	$40,321
 ______________
(1) See Note 7, Leases, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
(2) See Note 13, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2020. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets. See Note 22, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Capital Expenditures
For the fiscal years ended June 30, 2020, 2019 and 2018, our capital expenditures paid were as follows:

	June 30,
(In thousands)	2020	2019	2018
Maintenance:
Coffee brewing equipment	$6,479	$14,925	$12,067
Building and facilities	154	106	542
Vehicles, machinery and equipment	1,772	2,787	5,513
Software, office furniture and equipment	3,440	3,270	3,660
Capital expenditures, maintenance	$11,845	$21,088	$21,782

Expansion Project:
Machinery and equipment	$5,417	$13,671	$10,746
IT equipment	$298	$—	$—
Capital expenditures, Expansion Project	$5,715	$13,671	$10,746

New Facility Costs:
Building and facilities, including land	$—	$—	$1,577
Machinery and equipment	—	—	2,489
Software, office furniture and equipment	—	—	426
Capital expenditures, New Facility	$—	$—	$4,492
Total capital expenditures	$17,560	$34,759	$37,020
In fiscal 2021, we anticipate maintenance capital expenditures will be between $10.0 million to $13.0 million. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility.
Depreciation and amortization expense was $29.9 million, $31.1 million and $30.5 million in fiscal 2020, 2019 and 2018, respectively. We anticipate our depreciation and amortization expense will be approximately $6.5 million to $7.0 million per quarter in fiscal 2021 based on our existing fixed assets and the useful lives of our intangible assets.
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
As of March 31, 2019 and updated as of June 30, 2020 , we have satisfied the $6.3 million amount by applying the remaining amount of the Multiemployer Plan Holdback of $0.5 million, retaining all of the Holdback Cash Amount of $3.2 million and canceling 5,386 shares of Holdback Stock with a fair value of $2.6 million based on the stated value and deemed conversion price as defined in the asset purchase agreement. We have retained the remaining 914 shares of the Holdback Stock pending satisfaction of certain indemnification claims against the Seller following which the remaining Holdback Stock, if any, will be released to the Seller.
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
In addition to our customer arrangements, we utilize derivative instruments to reduce further the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC“) 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2020 and 2019, we had 44.8 million and 48.2 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2020, approximately 81% of our outstanding coffee-related derivative instruments, representing 36.4 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2019, approximately 87% of our outstanding coffee-related derivative instruments, representing 42.1 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.

Additionally, we have interest swap rate derivative instruments on our debt facility. Therefore, movement in the underlying yield curves could negatively impact the amount of our interest expense, future earnings and cash flows.
Inventories
Inventories are valued at the lower of cost or net realizable value. Coffee, tea and culinary products, and coffee brewing equipment parts are accounted for on the FIFO basis. We regularly evaluate these inventories to determine the provision for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification.
Impairment of Goodwill and Indefinite-lived Intangible Assets
We account for our goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. We perform a qualitative assessment of goodwill and indefinite-lived intangible assets on our consolidated balance sheets, to determine if there is a more likely than not indication that our goodwill and indefinite-lived intangible assets are impaired as of January 31, during our fiscal third quarter. If the indicators of impairment are present, we perform a quantitative test to determine the impairment of these assets as of the measurement date. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances. If, after assessing qualitative and quantitative factors, we believe that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we will record the amount of goodwill and indefinite-lived intangible assets impairment as the excess of the carrying amount over the fair value. Indefinite-lived intangible assets consist of certain acquired trademarks, trade names and brand name.
In performing a quantitative analysis, recoverability of goodwill for each reporting unit is measured using an income approach based on discounted cash flow model incorporating discount rates commensurate with the risks involved. The income approach is supported by a reconciliation of our calculated fair value for the Company to the company’s market capitalization. Use of a discounted cash flow model is common practice in assessing impairment in the absence of available transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment. We may engage third-party valuation consultants to assist with this process. The valuation consultants assess fair value by equally weighting a combination of two market approaches (market multiple analysis and comparable transaction analysis) and the discounted cash flow approach. Discount rates are determined by using a weighted average cost of capital ("WACC"). The WACC considers market and industry data as well as company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. We consider industry and company-specific historical and projected data, to develop growth rates and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. If the calculated fair value is less than the current carrying amount, an impairment loss is recorded in the amount by which the carrying amount exceeds the reporting unit's fair value. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting unit but may indicate certain long-lived and amortizable intangible assets associated with the reporting unit may require additional impairment testing.
We test indefinite-lived intangible assets quantitatively utilizing the relief from royalty method under the income approach to determine the estimated fair value for each indefinite-lived intangible asset. The relief from royalty method estimates our theoretical royalty savings from ownership of the intangible asset. Key assumptions used in this model include discount rates, royalty rates, growth rates, tax rates, sales projections and terminal value rates. Discount rates, royalty rates, growth rates and sales projections are the assumptions most sensitive and susceptible to change as they require significant management judgment. Discount rates used are similar to the rates estimated by the WACC considering any differences in company-specific risk factors. Royalty rates are established by management and are periodically substantiated by third-party valuation consultants. We consider industry and company-specific historical and projected data, to develop growth rates and sales projections associated with each indefinite-lived intangible asset. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales projections beyond the last projected period assuming a constant WACC and low long-term growth rates.

Valuation methodologies utilized to evaluate goodwill and indefinite-lived intangible assets for impairment were consistent with prior periods. We periodically engage third-party valuation consultants to assist us with this process. Specific assumptions discussed above are updated at the date of each test to consider current industry and company-specific risk factors from the perspective of a market participant. The current business environment is subject to evolving market conditions and requires significant management judgment to interpret the potential impact to our assumptions. To the extent that changes in the current business environment result in adjusted management projections, impairment losses may occur in future periods.
Our annual impairment tests completed as of January 31, during our fiscal third quarter, and adjusted for the negative impact of COVID-19, indicated the fair values of our goodwill and certain indefinite-lived intangible assets were substantially below their carrying values. As a result, we recorded $36.2 million and $5.8 million, respectively, of impairments to goodwill and indefinite-lived intangibles during the year ended June 30, 2020. With this adjustment, our Goodwill assets are now fully impaired as of June 30, 2020. See Note 12, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further details.
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
Our self-insurance for workers’ compensation liability includes estimated outstanding losses of unpaid claims and allocated loss adjustment expenses (“ALAE”), case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses. We believe that the amount recorded at June 30, 2020 is adequate to cover all known workers' compensation claims at June 30, 2020. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on our operating results.
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
We estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2020 and 2019, we used an estimated annual forfeiture rate of 10.0% and 13.0%, respectively to calculate share-based compensation expense based on actual forfeiture experience.
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
Interest Rate Risk
We historically have been exposed to market value risk arising from changes in interest rates on our securities portfolio for which we entered, from time to time, futures and options contracts, or invested in derivative instruments, to manage our interest rate risk. Effective March 27, 2019, as amended, we entered into an interest rate swap transaction utilizing a notional amount of $65.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023. See Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussions of our derivative instruments.
At June 30, 2020, we were eligible to borrow up to a total of $125.0 million under the Amended Revolving Facility and had outstanding borrowings of $122.0 million and had utilized $2.3 million of the letters of credit sublimit. As a result of the interest rate swap, only $57.0 million is now subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Amended Revolving Facility at June 30, 2020 was 4.91%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Amended Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of June 30, 2020:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$57,000	3.41%	$1,944
–100 basis points	$57,000	3.91%	$2,229
Unchanged	$57,000	4.91%	$2,799
+100 basis points	$57,000	5.91%	$3,369
+150 basis points	$57,000	6.41%	$3,654

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
The following table summarizes the potential impact as of June 30, 2020 to net income (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$861	$(861)	$3,813	$(3,813)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2020. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2020. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Farmer Bros. Co. and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2020, of the Company and our report dated September 10, 2020, expressed an unqualified opinion on those financial statements.

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
September 10, 2020

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
Compliance with Section 16(a) of the Exchange Act
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons that no other reports were required during the fiscal year ended June 30, 2020, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements. The foregoing is in addition to any filings that may be listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2020.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2020 that were either approved or not approved by our stockholders were as follows:

Plan Category	Number of Shares to be Issued Upon Exercise / Vesting of Outstanding Options or Rights(2)	Weighted Average Exercise Price of Outstanding Options(3)	Number of Shares Remaining Available for Future Issuance(4)
Equity compensation plans approved by stockholders(1)	535,430	$13.56	458,947
Equity compensation plans not approved by stockholders (5)	88,495	$6.72	211,505
Total	623,925		670,452
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
(5) Consists of grants made under the Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “Inducement Award Plan”), which in accordance with Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”) permits grants of up to 300,000 shares of common stock to newly hired employees who have not previously been a member of the Board, or to an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee's entering into employment with the Company or its subsidiary. Subject to certain limitations, shares of common stock covered by awards granted under the Inducement Award Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. The Inducement Award Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents

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
1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2020 and 2019.

Consolidated Statements of Operations for the Years Ended June 30, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2020, 2019 and 2018.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2020, 2019 and 2018.

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

2.1
Asset Purchase Agreement, dated as of November 16, 2015, by and between Farmer Bros. Co. and Harris Spice Company Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2015 and incorporated herein by reference).*

2.2
Purchase Agreement, dated as of September 9, 2016, among Tea Leaf Acquisition Corp., China Mist Brands, Inc., certain stockholders of China Mist Brands, Inc., for certain limited purposes, Daniel W. Schweiker and John S. Martinson, and Daniel W. Schweiker, in his capacity as the sellers’ representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2016 and incorporated herein by reference).*

2.3
Asset Purchase Agreement, dated as of August 18, 2017, by and among Farmer Bros. Co., Boyd Assets Co., Boyd Coffee Company, and each of the parties set forth on Exhibit A thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2017 and incorporated herein by reference).*

2.4
Purchase and Sale Agreement, by and between Farmer Bros. Co., as Seller and Sage Interest, Inc., as Buyer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2019 and incorporated herein by reference).*

3.1
Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2019 and incorporated herein by reference).

Exhibit No.	Description
3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Farmer Bros. Co. filed March 20, 2020. (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 8, 2020 and incorporated herein by reference).

3.3
Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 11, 2019 and incorporated herein by reference).

3.4	Amendment No. 1 to Amended and Restated Bylaws of Farmer Bros. Co. (filed herewith).

3.5	Certificate of Elimination (filed as Exhibit 3.3 to the Company's Registration Statement on Form 8-A12B/A filed with the SEC on September 24, 2015 and incorporated herein by reference).

3.6
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

Exhibit No.	Description
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

10.10
Amendment No. 1 dated September 6, 2019 by and among Farmer Bros. Co., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, to that certain Amended and Restated Credit Agreement dated as of November 6, 2018 (filed as Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 7, 2020 and incorporated herein by reference).

10.11
Amendment No. 2 to Amended and Restated Credit, dated as of March 5, 2020, by and among Farmer Bros. Co., a Delaware corporation, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2020 and incorporated herein by reference).

10.12
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of July 23, 2020, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020 and incorporated herein by reference).

10.13
Amended and Restated Pledge and Security Agreement dated as of dated as of July 23, 2020, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent and lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020 and incorporated herein by reference).

10.14
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of July 23, 2020, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith).

10.15
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

Exhibit No.	Description

10.16
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

10.17
Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.18
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

10.20
Amendment to the Farmer Bros. Co. Retirement Plan, dated as of December 1, 2018 (filed as Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.21
Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.22
Amendment to Farmer Bros. Co. 2005 Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2014 and incorporated herein by reference).**

10.23
Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, as adopted by the Board of Directors on December 9, 2010 and effective as of January 1, 2010 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).**

10.24
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

10.25
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

10.26
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

10.27
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

Exhibit No.	Description
10.28
Second Amendment to the Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan, dated as of December 31, 2018 (filed as Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.29
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

10.30
ESOP Loan Agreement including ESOP Pledge Agreement and Promissory Note, dated March 28, 2000, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.31
Amendment No. 1 to ESOP Loan Agreement, dated June 30, 2003, between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.32
ESOP Loan Agreement No. 2 including ESOP Pledge Agreement and Promissory Note, dated July 21, 2003 between Farmer Bros. Co. and Wells Fargo Bank, N.A., Trustee for the Farmer Bros Co. Employee Stock Ownership Plan (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 6, 2016 and incorporated herein by reference).

10.33
Employment Agreement, dated March 9, 2012, by and between Farmer Bros. Co. and Michael H. Keown (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.34
Employment Agreement, effective as of August 6, 2015, by and between Farmer Bros. Co. and Thomas J. Mattei, Jr. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on September 14, 2015 and incorporated herein by reference).**

10.35
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and David G. Robson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.36
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Ellen D. Iobst (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.37
Employment Agreement, dated as of February 17, 2017, by and between Farmer Bros. Co. and Scott A. Siers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2017 and incorporated herein by reference).**

10.38
Form of First Amendment to Employment Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott W. Bixby, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.39
Offer Letter, dated May 6, 2019, between Farmer Bros. Co. and Christopher P. Mottern (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2019 and incorporated herein by reference).**

10.40
Employment Agreement, dated as of September 6, 2019, by and between Farmer Bros. Co. and Deverl Maserang (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).**

Exhibit No.	Description
10.41
Separation and Release Agreement, dated as of May 7, 2019, by and between Farmer Bros. Co., and Michael Keown (filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2019 and incorporated herein by reference).**

10.42
Separation and Release Agreement, dated as of July 19, 2019, by and between Farmer Bros. Co., and Thomas J. Mattei, Jr. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2019 and incorporated herein by reference).**

10.43	Separation and Release Agreement, dated as of July 26, 2019, by and between Farmer Bros. Co., and Ellen Iobst (filed herewith).**

10.44	Separation and Release Agreement, dated as of July 19, 2019, by and between Farmer Bros. Co., and Scott Siers (filed herewith).**

10.45
Separation and Release Agreement by and between David Robson and Farmer Bros. Co. dated November 1, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2019 and incorporated herein by reference).**

10.46	Separation and Release Agreement, dated as of June 2, 2020, by and between Farmer Bros. Co., and Gabriela Villalobos (filed herewith).**

10.47
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.48
Form of Farmer Bros. Co. 2007 Omnibus Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.49
Form of Farmer Bros. Co. 2007 Omnibus Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.50
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.51
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.52
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).

10.53
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

Exhibit No.	Description

10.55
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.56
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).**

10.57
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.58
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.59
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.60	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).**

10.61
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).**

10.62
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).**.

10.63
Stock Ownership Guidelines for Directors and Executive Officers, as amended February 7, 2019 (filed as Exhibit 10.46 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.64
Form of Change in Control Severance Agreement for Executive Officers of the Company (with schedule of executive officers attached) (filed filed as Exhibit 10.2 to to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2020 and incorporated herein by reference).**

10.65	Form of Change in Control Severance Agreement for Officers of the Company (with schedule of officers attached) (filed herewith).**

10.66
Form of First Amendment to Change in Control Severance Agreement entered into between Farmer Bros. Co. and each of Michael H. Keown, David G. Robson, Ellen D. Iobst, Scott A. Siers and Thomas J. Mattei, Jr. (filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 10, 2017 and incorporated herein by reference).**

10.67
Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2020 and incorporated herein by reference).**

10.68
Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition), dated as of October 23, 2017, by and between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

Exhibit No.	Description
10.69
Project Specific Task Order Release Form No. 006, dated as of February 9, 2018, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.70
ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros. Co. and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

10.71
Schedule to the ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

10.72
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

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).
101.SCH	Inline XBRL Taxonomy Extension Schema Document (furnished herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (furnished herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith).
104
Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (furnished herewith).

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
September 10, 2020

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
September 10, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christopher P. Mottern	Chairman of the Board and Director	September 10, 2020
Christopher P. Mottern

/s/ Deverl Maserang	President and Chief Executive Officer	September 10, 2020
Deverl Maserang

/s/ Allison M. Boersma	Director	September 10, 2020
Allison M. Boersma

/s/ Randy E. Clark	Director	September 10, 2020
Randy E. Clark

/s/ Stacy Loretz-Congdon	Director	September 10, 2020
Stacy Loretz-Congdon

/s/ Charles F. Marcy	Director	September 10, 2020
Charles F. Marcy

/s/ David W. Ritterbush	Director	September 10, 2020
David W. Ritterbush

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
September 10, 2020

We have served as the Company’s auditor since fiscal 2014.

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$60,013	$6,983
Accounts receivable, net of allowance for doubtful accounts of $1,796 and $1,324, respectively	40,882	55,155
Inventories	67,408	87,910
Income tax receivable	831	1,191
Short-term derivative assets	165	1,865
Prepaid expenses	7,414	6,804
Total current assets	176,713	159,908
Property, plant and equipment, net	165,633	189,458
Goodwill	—	36,224
Intangible assets, net	20,662	28,878
Other assets	8,564	9,468
Long-term derivative assets	10	674
Right-of-use operating lease assets	21,117	—
Total assets	$392,699	$424,610
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	36,987	72,771
Accrued payroll expenses	9,394	14,518
Operating leases liabilities - current	5,854	—
Short-term derivative liabilities	5,255	1,474
Other current liabilities	6,802	7,309
Total current liabilities	64,292	96,072
Long-term borrowings under revolving credit facility	122,000	92,000
Accrued pension liabilities	58,772	47,216
Accrued postretirement benefits	9,993	23,024
Accrued workers’ compensation liabilities	4,569	4,747
Operating lease liabilities - noncurrent	15,628	—
Other long-term liabilities	5,532	4,057
Total liabilities	280,786	267,116
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of June 30, 2020 and 2019, respectively; liquidation preference of $16,178 and $15,624 as of June 30, 2020 and 2019, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,347,774 and 17,042,132 shares issued and outstanding at June 30, 2020 and 2019, respectively	17,348	17,042
Additional paid-in capital	62,043	57,912
Retained earnings	108,536	146,177
Accumulated other comprehensive loss	(76,029)	(63,652)
Total stockholders’ equity	$111,913	$157,494
Total liabilities and stockholders’ equity	$392,699	$424,610
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Years Ended June 30,
	2020	2019	2018
Net sales	$501,320	$595,942	$606,544
Cost of goods sold	363,198	416,840	399,155
Gross profit	138,122	179,102	207,389
Selling expenses	121,762	139,647	153,391
General and administrative expenses	42,569	48,959	49,429
Restructuring and other transition expenses	—	4,733	662
Net (gains) losses from sales of assets	(25,237)	465	(966)
Impairment of goodwill and intangible assets	42,030	—	3,820
Operating expenses	181,124	193,804	206,336
(Loss) income from operations	(43,002)	(14,702)	1,053
Other (expense) income:
Dividend income	—	—	12
Interest income	—	—	2
Interest expense	(10,483)	(12,000)	(9,757)
Postretirement benefits curtailment gains and pension settlement (charge)	5,760	(10,948)	—
Other, net	10,443	4,166	7,722
Total other income (expense)	5,720	(18,782)	(2,021)
Loss before taxes	(37,282)	(33,484)	(968)
Income tax (benefit) expense	(195)	40,111	17,312
Net loss	$(37,087)	$(73,595)	$(18,280)
Less: Cumulative preferred dividends, undeclared and unpaid	554	535	389
Net loss available to common stockholders	$(37,641)	$(74,130)	$(18,669)
Net loss available to common stockholders per common share—basic	$(2.19)	$(4.36)	$(1.11)
Net loss available to common stockholders per common share—diluted	$(2.19)	$(4.36)	$(1.11)
Weighted average common shares outstanding—basic	17,205,849	16,996,354	16,815,020
Weighted average common shares outstanding—diluted	17,205,849	16,996,354	16,815,020

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	For the Years Ended June 30,
	2020	2019	2018
Net loss	$(37,087)	$(73,595)	$(18,280)
Other comprehensive (loss) income, net of tax:
Unrealized losses on derivative instruments designated as cash flow hedges, net of tax	(7,518)	(9,198)	(5,922)
Losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	8,863	9,197	800
Change in pension and retiree benefit obligations, net of tax	(13,722)	(1,612)	4,576
Total comprehensive loss, net of tax	$(49,464)	$(75,208)	$(18,826)

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2017	—	—	16,846,002	16,846	41,495	236,993	(4,289)	(61,493)	229,552
Net loss	—	—	—	—	—	(18,280)	—	—	(18,280)
Adjustment due to the adoption of ASU 2017-12	—	—	—	—	—	342	—	(209)	133
Adjustment due to the adoption of ASU 2016-09	—	—	—	—	—	1,641	—	—	1,641
Unrealized losses on derivative instruments designated as cash flow hedges, net of reclassifications to cost of goods sold, net of tax	—	—	—	—	—	—	—	(4,913)	(4,913)
Change in the funded status of retiree benefit obligations, net of tax	—	—	—	—	—	—	—	4,576	4,576
ESOP compensation expense, including reclassifications	—	—	—	—	150	—	2,144	—	2,294
Share-based compensation	—	—	9,155	9	1,518	—	—	—	1,527
Stock option exercises	—	—	96,502	97	1,245	—	—	—	1,342
Consideration for Boyd Coffee acquisition	14,700	15	—	—	11,557	—	—	—	11,572
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(389)	—	—	(389)
Balance at June 30, 2018	14,700	15	16,951,659	16,952	55,965	220,307	(2,145)	(62,039)	229,055
Net loss	—	—	—	—	—	(73,595)	—	—	(73,595)
Net reclassification of unrealized losses on cash flow hedges, net of tax	—	—	—	—	—	—	—	(1)	(1)
Change in pension and retiree benefit obligations, net of tax	—	—	—	—	—	—	—	(1,612)	(1,612)
ESOP compensation expense, including reclassifications	—	—	37,571	37	364	—	2,145	—	2,546
Share-based compensation	—	—	18,298	18	1,111	—	—	—	1,129
Stock option exercises	—	—	34,604	35	472	—	—	—	507
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(535)	—	—	(535)
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$—	$(63,652)	$157,494
Net loss	—	—	—	—	—	(37,087)	—	—	(37,087)
Net reclassification of unrealized gains on cash flow hedges, net of taxes	—	—	—	—	—	—	—	1,345	1,345
Change in retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	(13,722)	(13,722)
ESOP compensation expense, including reclassifications	—	—	266,429	266	2,719	—	—	—	2,985
Share-based compensation	—	—	—	—	1,323	—	—	—	1,323
Issuance of common stock and stock option exercises	—	—	39,213	40	89	—	—	—	129
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(554)	—	—	(554)
Balance at June 30, 2020	14,700	$15	17,347,774	$17,348	$62,043	$108,536	$—	$(76,029)	$111,913

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended June 30,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(37,087)	$(73,595)	$(18,280)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,896	31,065	30,464
Provision for doubtful accounts	1,379	1,363	137
Impairment of goodwill and intangible assets	42,030	—	3,820
Change in estimated fair value of contingent earnout consideration	—	—	(500)
Restructuring and other transition expenses, net of payments	—	1,172	(1,185)
Deferred income taxes	(300)	41,654	17,155
Postretirement benefits and pension settlement cost	(5,760)	10,948	—
Net (gains) losses from sales of assets	(25,237)	466	(995)
ESOP and share-based compensation expense	4,309	3,674	3,822
Net losses on derivative instruments and investments	9,818	9,196	1,982
Change in operating assets and liabilities:
Accounts receivable	12,893	2,757	(4,628)
Inventories	19,530	16,192	(15,513)
Derivative (liabilities) assets, net	(1,082)	(18,901)	(7,782)
Other assets	990	114	1,073
Accounts payable	(35,784)	16,546	3,864
Accrued expenses and other	(14,140)	(7,201)	(4,579)
Net cash provided by operating activities	$1,455	$35,450	$8,855
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	$—	$—	$(39,608)
Purchases of property, plant and equipment	(17,560)	(34,760)	(35,443)
Purchases of assets for construction of New Facility	—	—	(1,577)
Proceeds from sales of property, plant and equipment	39,477	2,399	1,988
Net cash provided (used) in investing activities	$21,917	$(32,361)	$(74,640)
Cash flows from financing activities:
Proceeds from revolving credit facility	$90,000	$50,642	$85,315
Repayments on revolving credit facility	(60,000)	(48,429)	(23,149)
Payments of finance lease obligations	(53)	(215)	(947)
Payment of financing costs	(418)	(1,049)	(579)
Proceeds from stock option exercises	129	507	1,342
Net cash provided by financing activities	$29,658	$1,456	$61,982
Net increase (decrease) in cash and cash equivalents	$53,030	$4,545	$(3,803)
Cash and cash equivalents at beginning of year	6,983	2,438	6,241
Cash and cash equivalents at end of year	$60,013	$6,983	$2,438
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
	For the Years Ended June 30,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,426	$5,512	$3,177
Cash paid for income taxes	$21	$107	$144
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$446	$2,619	$2,814
Non-cash portion of earnout receivable recognized—Spice Assets sale	$—	$—	$298
Non-cash portion of earnout payable recognized—West Coast Coffee acquisition	$—	$400	$—
Non-cash receivable from West Coast Coffee—post-closing final working capital adjustment	$—	$—	$218
Non-cash post-closing working capital adjustment—Boyd Coffee acquisition	$—	$2,277	$1,056
Non-cash Issuance of 401-K shares of Common Stock	$266	$37	$—
Non-cash consideration given-Issuance of Series A Preferred Stock	$—	$—	$11,756
Cumulative preferred dividends, undeclared and unpaid	$554	$535	$389

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Description of Business
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. The Company’s product categories consist of roast and ground coffee, frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee. The Company was founded in 1912, incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company's principal office and product development lab is located in Northlake, Texas ("Northlake facility"). The Company operates in one business segment.
The Company operates production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; and Moonachie, New Jersey.
The Company’s products reach its customers primarily in the following ways: through the Company’s nationwide direct-store-delivery or DSD network of 186 delivery routes and 97 branch warehouses as of June 30, 2020, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products through its DSD network, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are primarily made “off-truck” by the Company to its customers at their places of business.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For interest rate swap derivative instrument designated as a cash flow hedge, the change in fair value of the derivative is reported as AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings.
Concentration of Credit Risk
At June 30, 2020, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2020 and 2019, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 39% and 28% of the Company’s trade accounts receivable balance was with five customers at June 30, 2020 and 2019, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.
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
Property, Plant and Equipment
Property, plant and equipment is carried at cost, less accumulated depreciation. Depreciation is computed using the straight-line method. The following useful lives are used:

Buildings and facilities	10 to 30 years
Machinery and equipment	3 to 15 years
Equipment under finance leases	Shorter of term of lease or estimated useful life
Office furniture and equipment	5 to 7 years
Capitalized software	3 to 5 years

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
Coffee Brewing Equipment and Service
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. Other non-depreciation expenses related to coffee brewing equipment provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. These non-depreciation expenses are also included in cost of goods sold. See Note 11 for details of the depreciation amounts and non-depreciation expenses.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms of up to 8 years, some of which have options to extend the lease for up to an additional 10 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewals until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company accounts for its goodwill and indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company performs a qualitative assessment of goodwill and indefinite-lived intangible assets on its consolidated balance sheets, to determine if there is a more likely than not indication that its goodwill and indefinite-lived intangible assets are impaired as of January 31. If the indicators of impairment are present, the Company performs a quantitative assessment to determine the impairment of these assets as of the measurement date. See Note 12 for details of the goodwill and indefinite-lived intangible assets impairment test.
The Company test for impairment of goodwill by comparing the fair value of its reporting units to the carrying value of the reporting units. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recognized equal to the excess of the carrying amount of the reporting unit over its fair value.
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
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of goods sold and selling expenses, depending on the nature of such costs. Shipping and handling costs included in cost of goods sold reflect inbound freight of raw materials and finished goods, and product loading and handling costs at the Company’s production facilities to the distribution centers and branches. Shipping and handling costs included in selling expenses consist primarily of those costs associated with moving finished goods to customers. Shipping and handling costs that were recorded as a component of the Company's selling expenses were $9.8 million, $11.4 million and $11.9 million, respectively, in the fiscal years ended June 30, 2020, 2019 and 2018.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements which expire on or before January 31, 2025. At June 30, 2020 approximately 19% of the Company's workforce was covered by such agreements.
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
The estimated gross undiscounted workers’ compensation liability relating to such claims was $5.2 million and $5.4 million, as of June 30, 2020 and 2019, respectively and the estimated recovery from reinsurance was $0.8 million for both periods. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
At June 30, 2020 the Company had posted $1.5 million in cash and a $2.3 million letter of credit, and at June 30, 2019 the Company had posted $1.4 million in cash and a $2.3 million letter of credit, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages.
The estimated liability related to the Company's self-insured group medical insurance was $0.9 million in each of the years ended June 30, 2020 and 2019, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company accrues the cost for general liability, product liability and commercial auto liability insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $1.6 million and $1.8 million at June 30, 2020 and 2019, respectively. The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
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
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”).
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
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU 2019-12").
ASU 2019-12 guidance simplifies the accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). With the removal of this exception, entities will determine the tax effect of pre-tax income or loss from continuing operations without consideration of the tax effects of other items that are not included in continuing operations.
		Annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	The Company is currently evaluating the impact ASU 2019-12 will have on its consolidated financial statements.
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
The Company will adopt the new guidance effective July 1, 2020, on a prospective basis, which will not require the Company to adjust comparative periods. Adoption of ASU 2018-15 will not have a material impact on the results of operations, financial position or cash flows of the Company.

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The Company will adopt the guidance effective beginning July 1, 2020. The Company has completed its assessment of the guidance and has concluded that it will not have a material impact on its consolidated financial statements.

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
The Company adopted the new guidance effective July 1, 2019, using the modified retrospective transition method, which did not require the Company to adjust comparative periods. See Note 7 for the applicable disclosure of ASU 2016-02 adoption. .

Adoption of ASC 842 - Leases
Effective July 1, 2019, the Company adopted the FASB Topic 842 (“ASC 842”), Leases. The Company adopted ASC 842 under the modified retrospective approach using the practical expedients; therefore, the presentation of prior year periods has not been adjusted. No cumulative effect of initially adopting ASC 842 as an adjustment to the opening balance of components of equity as of July 1, 2019 was necessary. The adoption of ASC 842 resulted in the recording of Operating lease right-of-use assets and Operating lease liabilities of $16.3 million, as of July 1, 2019. The adoption of ASC 842 had no impact on retained earnings. See Note 7 for detail disclosure.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 3. Acquisitions
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
During the year ended June 30, 2019 and updated as of June 30, 2020, the Company satisfied the $6.3 million amount by applying the remaining amount of the Multiemployer Plan Holdback of $0.5 million, retaining all of the Holdback Cash Amount of $3.2 million and canceling 5,386 shares of Holdback Stock with a fair value of $2.6 million based on the stated value and deemed conversion price under the Asset Purchase Agreement. The Company has retained the remaining 914 shares of the Holdback Stock pending satisfaction of certain indemnification claims against the Seller following which the remaining Holdback Stock, if any, will be released to the Seller.

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
In connection with this acquisition, the Company recorded goodwill of $25.4 million, which is deductible for tax purposes. The Company also recorded $16.0 million in finite-lived intangible assets that included customer relationships and $3.1 million in indefinite-lived intangible assets that included a trade name/trademark. The amortization period for the finite-lived intangible assets is 10.0 years. The purchase price allocation is final. The goodwill amount was impaired and written-off in fiscal year ended June 30, 2020. See Note 12 for further details.

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
The following table sets forth certain unaudited pro forma financial results for the Company for the fiscal years ended June 30, 2018, as if the acquisition of the Boyd Business was consummated on the same terms as of the first day of the applicable fiscal year.

For the Year Ended June 30,
(In thousands)	2018
Net sales	$628,526
(Loss) income before taxes	$(642)

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
The Company recognized approximately $4.5 million of pre-tax restructuring charges by the end of fiscal 2020 consisting of approximately $2.6 million in employee-related costs and contractual termination payments, including severance, prorated bonuses for bonus eligible employees and outplacement services, and $1.9 million in other related costs, including legal, recruiting, consulting, other professional services, and travel.
The following table sets forth the activity in liabilities associated with the DSD Restructuring Plan from the time of adoption through the fiscal year ended June 30, 2020:

(In thousands)	Balances as of June 30, 2017	Additions	Payments	Non-Cash Settled	Adjustments	Balances as of June 30, 2020
Employee-related costs	$—	$2,634	$2,634	$—	$—	$—
Other	—	1,949	1,949	—	—	—
Total	$—	$4,583	$4,583	$—	$—	$—

The following table sets forth the expenses associated with the DSD Restructuring Plan for the fiscal years ended June 30, 2020, 2019 and 2018:

	Year Ended June 30,
(In thousands)	2020	2019	2018
Employee-related costs	$30	$1,487	$612
Other	—	284	429
Total	$30	$1,771	$1,041

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note  5. Sales of Assets
Sale of Office Coffee Assets
In order to focus on its core product offerings, in July 2019, the Company completed the sale of certain assets associated with its office coffee customers for $9.3 million in cash paid at the time of closing plus an earnout of up to an additional $2.3 million if revenue expectations were achieved during test periods scheduled to occur at various branches at various times and concluded by early third quarter of fiscal year 2020. The earnout of up to an additional $2.3 million was not paid to the Company because the revenue expectations were not achieved. The Company recognized a net gain on the asset sales of $7.2 million during the fiscal year ended June 30, 2020. The sale of office coffee assets did not represent a strategic shift for the Company and did not have a material impact on the Company's results of operations because the Company signed a supply agreement to provide certain coffee products to the assets purchaser.
Sale of Branch Properties
During the fiscal year ended June 30, 2020, the Company completed the sale of nine branch properties and entered into two operating lease agreements with the purchasers of two of the branch properties as detailed in the following table:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceed	Gain (loss)	Long-Term Leaseback	Lease Term	Monthly Base Rent
Seattle, Washington	8/28/2019	$7,900	$7,300	$6,800	No	N/A	N/A
Indianapolis, Indiana	11/19/2019	$250	$186	$(173)	No	N/A	N/A
Hayward, California(1)	12/23/2019	$7,050	$6,569	$2,016	Yes	5 years	$28
Denver, Colorado(1)	12/31/2019	$2,300	$2,075	$1,989	Yes	7 years	$17
Casper, Wyoming	12/31/2019	$385	$355	$304	No	N/A	N/A
Tempe, Arizona	1/28/2020	$1,150	$1,077	$841	No	N/A	N/A
Great Falls, Montana	2/28/2020	$385	$356	$283	No	N/A	N/A
Fort Collins, Colorado	6/24/2020	$1,275	$1,179	$1,112	No	N/A	N/A
Oxnard, California	6/25/2020	$1,650	$1,545	$1,390	No	N/A	N/A
___________
(1) Has an option to renew the lease for additional five years.
Sale leaseback of Houston Facility
In November 2019, the Company completed the sale of its Houston, Texas manufacturing facility and warehouse (the “Property”) for an aggregate purchase price, exclusive of closing costs, of $10.0 million. Cash proceeds from the sale of the Property were $9.0 million. The Company recognized a net gain on the Property sale of $7.3 million during the fiscal year ended June 30, 2020. The Property did not meet the accounting guidance criteria to be classified as discontinued operations.
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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2020 and 2019:

	As of June 30,
(In thousands)	2020	2019
Derivative instruments designated as cash flow hedges:
Long coffee pounds	36,413	42,113
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	8,348	6,070
Total	44,761	48,183
Coffee-related derivative instruments designated as cash flow hedges outstanding as of June 30, 2020 will expire within 18 months. At June 30, 2020 and 2019 approximately 81% and 87%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
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
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	As of June 30,		As of June 30,
(In thousands)	2020	2019	2020	2019
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$35	$1,254	$130	$611
Long-term derivative assets:
Coffee-related derivative instruments(2)	$10	$671	$—	$3
Short-term derivative liabilities:
Coffee-related derivative instruments(3)	$3,322	$1,114	$706	$114
Interest rate swap derivative instruments(3)	$1,228	$246	$—	$—
Long-term derivative liabilities:
Coffee-related derivative instruments(4)	$246	$13	$—	$—
Interest rate swap derivative instruments(4)	$2,613	$1,599	$—	$—

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

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2020	2019	2018
Net losses recognized in AOCI - Interest rate swap	$(2,863)	$(1,791)	$—	AOCI
Net (losses) gains recognized from AOCI to earnings - Interest rate swap	$(383)	$45	$—	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap (1)	$(407)	$—	$—	Interest Expense
Net losses recognized in AOCI - Coffee-related	$(4,655)	$(7,407)	$(8,420)	AOCI
Net losses recognized in earnings - Coffee-related	$(8,073)	$(9,242)	$(1,179)	Costs of goods sold
Net gains (losses) recognized in earnings (ineffective portion)	$—	$—	$48	Other, net
________________

(1)	The 407 thousand of realized loss was due to partial unwinding of interest rate swap resulting from the amendment of the notional amount from $80.0 million to $65.0 million.

For the fiscal years ended June 30, 2020, 2019 and 2018, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company's consolidated statements of cash flows also includes net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the fiscal years ended June 30, 2020, 2019 and 2018. Gains and losses on derivative instruments not designated as accounting

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2020	2019	2018
Net losses on coffee-related derivative instruments	$(1,362)	$(2,252)	$(469)
Net gains on investments	—	—	7
Net losses on derivative instruments and investments(1)	(1,362)	(2,252)	(462)
Non-operating pension and other postretirement benefit plans cost(2)	11,651	6,315	6,651
Other gains, net	154	103	1,533
Other, net	$10,443	$4,166	$7,722

___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2020, 2019 and 2018.
(2) Presented in accordance with implementation of ASU 2017-07. Includes amortized gains on postretirement medical benefit plan due to the curtailment announced in March 2020.
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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
As of June 30, 2020	Derivative Assets	$175	$(175)	$—	$—
	Derivative Liabilities	$8,115	$(176)	$—	$7,939
As of June 30, 2019	Derivative Assets	$2,539	$(698)	$—	$1,841
	Derivative Liabilities	$3,086	$(698)	$—	$2,388

Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2020, $2.6 million of net losses on coffee-related derivative instruments designated as cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2020.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of June 30, 2020, $1.2 million of net losses on interest rate swap derivative instruments designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 7. Leases
See Note 2 for additional information regarding the adoption of ASU 2016-02, Leases.

Supplemental consolidated balance sheet information related to leases is as follows:

	Classification	As of June 30, 2020
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$21,117
Finance lease assets	Property, plant and equipment, net	9
Total lease assets		$21,126

Operating lease liabilities - current	Operating lease liabilities - current	$5,854
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	15,628
Finance lease liabilities	Other long-term liabilities	9
Total lease liabilities		$21,491

The components of lease expense are as follows:

	Classification	For the Year Ended June 30, 2020
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$5,354
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	52
Interest on finance lease liabilities	Interest expense	2
Total lease expense		$5,408

	For the Years Ended June 30,
(In thousands)	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2021	$5,854	$9
2022	4,454	—
2023	3,894	—
2024	3,654	—
2025	2,503	—
Thereafter	3,954	—
Total lease payments	24,313	9
Less: interest	(2,831)	—
Total lease obligations	$21,482	$9

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Lease term and discount rate:

As of June 30, 2020
Weighted-average remaining lease terms (in years):
Operating lease	8.3
Finance lease	0.2

Weighted-average discount rate:
Operating lease	4.50%
Finance lease	4.50%

Other Information:

For the Year Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,000
Operating cash flows from finance leases	$2
Financing cash flows from finance leases	$51

Leased assets obtained in exchange for new finance lease liabilities	$—
Leased assets obtained in exchange for new operating lease liabilities	$—

Disclosures related to periods prior to adoption of ASU 2016-02
Rent expense paid for the fiscal years ended June 30, 2019 and 2018 were $6.4 million and $5.5 million, respectively.
The minimum annual payments under operating and capital leases as of June 30, 2019 are as follows:

(In thousands)	Operating Lease Obligations	Capital Lease Obligations
Year Ended June 30,
2020	$4,434	$36
2021	3,238	1
2022	2,472	—
2023	2,131	—
2024	2,025	—
Thereafter	4,389	—
Total minimum lease payments	$18,689	37
Less: imputed interest (0.82% to 10.66%)		(2)
Present value of future minimum lease payments		35
Less: current portion		(34)
Long-term capital lease obligations		$1

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 8. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2020
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$45	$—	$45	$—
Coffee-related derivative liabilities(1)	$3,568	$—	$3,568	$—
Interest rate swap derivative liabilities(2)	$3,841	$—	$3,841	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$130	$—	$130	$—
Coffee-related derivative liabilities(1)	$706	$—	$706	$—

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2019
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$1,925	$—	$1,925	$—
Coffee-related derivative liabilities(1)	$1,127	$—	$1,127	$—
Interest rate swap derivative liabilities(2)	$1,845	$—	$1,845	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$614	$—	$614	$—
Coffee-related derivative liabilities(1)	$114	$—	114	$—
____________________

(1)	The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.

(2)
The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

During the fiscal years ended June 30, 2020 and 2019, there were no transfers between the levels.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 9. Accounts Receivable, Net

	As of June 30,
(In thousands)	2020	2019
Trade receivables	$40,695	$53,593
Other receivables(1)	1,983	2,886
Allowance for doubtful accounts	(1,796)	(1,324)
Accounts receivable, net	$40,882	$55,155

__________
(1)Includes vendor rebates and other non-trade receivables.

Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2017	$(721)
Provision	(909)
Write-off	1,530
Recoveries	(395)
Balance at June 30, 2018	$(495)
Provision	(1,761)
Write-off	533
Recoveries	399
Balance at June 30, 2019	$(1,324)
Provision	(1,872)
Write-off	1,196
Recoveries	204
Balance at June 30, 2020	$(1,796)

Note 10. Inventories

	As of June 30,
(In thousands)	2020	2019
Coffee
Processed	$17,840	$25,769
Unprocessed	32,913	33,259
Total	$50,753	$59,028
Tea and culinary products
Processed	$10,627	$21,767
Unprocessed	45	74
Total	$10,672	$21,841
Coffee brewing equipment parts	$5,983	$7,041
Total inventories	$67,408	$87,910

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 11. Property, Plant and Equipment

	As of June 30,
(In thousands)	2020	2019
Buildings and facilities (1)	$98,293	$107,915
Machinery and equipment (2)	240,431	249,477
Capitalized software	29,765	27,666
Office furniture and equipment	14,042	14,035
	$382,531	$399,093
Accumulated depreciation	(229,829)	(225,826)
Land (1)	12,931	16,191
Property, plant and equipment, net	$165,633	$189,458

__________
(1) Decrease as of June 30, 2020 is due to the sale of assets. See Note 5 for details.
(2) Decrease as of June 30, 2020 is due to retirements and sale of assets.

Depreciation expense was $29.9 million, $31.1 million, and $30.5 million, for the years ended June 30, 2020, 2019, and 2018, respectively.

Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2020, 2019, and 2018 were $8.6 million, $10.3 million and $9.6 million, respectively.

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

	As of June 30,
(In thousands)	2020	2019
Coffee Brewing Equipment (1)	$98,734	$106,593
Accumulated depreciation (1)	(67,800)	(70,202)
Coffee Brewing Equipment, net	$30,934	$36,391
__________
(1) Decrease as of June 30, 2020 is due to retirement of assets.

Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	For the Years Ended June 30,
(In thousands)	2020	2019	2018
Depreciation expense	$9,572	$9,109	$8,629

Other CBE expenses	$27,906	$33,855	$30,172

Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 12. Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of goodwill (in thousands):

Balance at June 30, 2017	$10,996
Final Purchase Price Allocation Adjustment (West Coast Coffee)	(167)
Additions (Boyd Coffee)	25,395
Balance at June 30, 2018	$36,224
Additions	—
Balance at June 30, 2019	36,224
Additions	—
Impairment	(36,224)
Balance at June 30, 2020	$—

The carrying value of goodwill was fully impaired and written down to zero at June 30, 2020. There was no impairment of goodwill recorded during the years ended June 30, 2019 and 2018.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, as of January 31, or when events or changes in circumstances would indicate that more likely than not the fair values may be below the carrying amounts of the assets. Additionally, because of the COVID-19 pandemic during the second half of the Company's fiscal year ended June 30, 2020, and the resulting deterioration in the business environment and the general economic outlook, the fair value of these assets were negatively impacted. As a result of the test for impairment, the Company recorded $36.2 million of impairment to goodwill during the year ended June 30, 2020.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		As of June 30,
	Weighted Average Amortization Period as of June 30, 2020	2020				2019
(In thousands)		Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	6.7	$33,003	$(17,492)	$—	$15,511	$33,003	$(15,291)	$17,712
Non-compete agreements	1.5	220	(161)	—	59	220	(122)	98
Recipes	3.3	930	(487)	—	443	930	(354)	576
Trade name/brand name	3.4	510	(383)	—	127	510	(346)	164
Total amortized intangible assets		$34,663	$(18,523)	$—	$16,140	$34,663	$(16,113)	$18,550
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$10,328	$—	$(5,806)	$4,522	$10,328	$—	$10,328
Total unamortized intangible assets		$10,328	$—	$(5,806)	$4,522	$10,328	$—	$10,328
Total intangible assets		$44,991	$(18,523)	$(5,806)	$20,662	$44,991	$(16,113)	$28,878

As a result of the test for impairment, the Company recorded $5.8 million and $3.5 million, respectively, of impairment to indefinite-lived intangibles during the year ended June 30, 2020 and 2018. There were no indefinite-lived intangible asset impairment charges recorded in the fiscal year ended June 30, 2019.
The Company also assessed the recoverability of certain finite-lived intangible assets. No impairment was recorded for the finite-lived intangibles for the years ended June 30, 2020 and 2019. In fiscal year ended June 30, 2018, the Company recorded an impairment charge related to finite-lived intangibles of $0.3 million.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Amortization expense for the years ended June 30, 2020, 2019, and 2018 were $2.4 million, $2.6 million, and $2.4 million, respectively.

At June 30, 2020, future annual amortization of finite-lived intangible assets for the years 2021 through 2025 and thereafter is estimated to be (in thousands):

For the fiscal year ending:
June 30, 2021	$2,412
June 30, 2022	2,388
June 30, 2023	2,370
June 30, 2024	2,260
June 30, 2025	2,200
Thereafter	4,510
Total	$16,140

Note 13. Employee Benefit Plans
The Company provides the following benefit plans for full-time employees who work 30 hours or more per week:
•401(k);
•health and other welfare benefit plans; and
•in certain circumstances, pension and postretirement benefits.
See below for detail description of each benefit plan. Generally, the plans provide health benefits after 30 days of employment and other retirement benefits based on years of service and/or a combination of years of service and earnings.
Single Employer Pension Plans
As of June 30, 2020, the Company has two defined benefit pension plans for certain hourly employees covered under collective bargaining agreements (the “Brewmatic Plan” and the “Hourly Employees' Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees' Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze the participants in the plan are eligible to receive the Company's matching contributions to their 401(k).
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Brewmatic Plan As of June 30,		Hourly Employees’ Plan As of June 30,		Farmer Bros. Plan As of June 30,	Total
($ in thousands)	2020	2019	2020	2019	2019	2020	2019
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$121,752	$3,724	$4,475	$4,040	$137,175	$126,227	$144,939
Interest cost	4,084	2,339	152	161	2,722	4,236	5,222
Actuarial (gain) loss	13,433	8,482	561	349	(1,571)	13,994	7,260
Benefits paid	(5,943)	(3,097)	(102)	(75)	(3,574)	(6,045)	(6,746)
Pension settlement	—	(21,286)	—	—	(3,162)	—	(24,448)
Other - Plan merger	—	131,590	—	—	(131,590)	—	—
Projected benefit obligation at the end of the year	$133,326	$121,752	$5,086	$4,475	$—	$138,412	$126,227
Change in plan assets
Fair value of plan assets at the beginning of the year	$75,411	$3,719	$3,778	$3,629	$97,211	$79,189	$104,559
Actual return on plan assets	3,382	9,325	239	224	(6,236)	3,621	3,313
Employer contributions	3,054	1,800	—	—	1,525	3,054	3,325
Benefits paid	(5,943)	(3,097)	(102)	(75)	(3,574)	(6,045)	(6,746)
Pension settlement	—	(22,100)	—	—	$(3,162)	—	(25,262)
Other - Plan merger	—	85,764	—	—	$(85,764)	—	—
Fair value of plan assets at the end of the year	$75,904	$75,411	$3,915	$3,778	$—	$79,819	$79,189
Funded status at end of year (underfunded) overfunded	$(57,422)	$(46,341)	$(1,171)	$(697)	$—	$(58,593)	$(47,038)
Amounts recognized in consolidated balance sheets
Non-current liabilities	(57,422)	(46,341)	(1,171)	(697)	—	(58,593)	(47,038)
Total	$(57,422)	$(46,341)	$(1,171)	$(697)	$—	$(58,593)	$(47,038)
Amounts recognized in AOCI
Net loss	62,830	50,080	1,115	565	—	63,945	50,645
Total AOCI (not adjusted for applicable tax)	$62,830	$50,080	$1,115	$565	$—	$63,945	$50,645
Weighted average assumptions used to determine benefit obligations
Discount rate	2.55%	3.45%	2.55%	3.45%	4.10%	2.55%	4.05%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,		Farmer Bros. Plan June 30,	Total
($ in thousands)	2020	2019	2020	2019	2019	2020	2019
Components of net periodic benefit cost
Interest cost	4,084	2,339	152	161	2,722	4,236	5,222
Expected return on plan assets	(4,174)	(2,257)	(232)	(222)	(2,767)	(4,406)	(5,246)
Amortization of net loss	1,475	796	4	—	710	1,479	1,506
Pension settlement charge	—	9,586	—	—	1,356	—	10,942
Net periodic benefit cost	$1,385	$10,464	$(76)	$(61)	$2,021	$1,309	$12,424
Other changes recognized in OCI
Net loss (1)	$14,225	$1,413	$554	$347	$7,433	$14,779	$9,193
Prior service cost (credit)	—	—	—	—	—	—	—
Amortization of net loss	(1,475)	(796)	(4)	—	(710)	(1,479)	(1,506)
Pension settlement charge	—	(9,586)	—	—	(1,356)	—	(10,942)
Allocation of net Loss - Plan merger	—	56,446	—	—	(56,446)	—	—
Net loss due to annuity purchase	—	814	—	—	—	—	814
Total recognized in OCI	$12,750	$48,291	$550	$347	$(51,079)	$13,300	$(2,441)
Total recognized in net periodic benefit cost and OCI	$14,135	$58,755	$474	$286	$(49,058)	$14,609	$9,983
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.45%	4.10%	3.45%	4.05%	4.05%	3.45%	4.05%
Expected long-term return on plan assets	6.75%	6.75%	6.75%	6.75%	—%	6.75%	6.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A	N/A
__________
(1) Net loss for fiscal year ended June 30, 2020 was primarily due to decline in interest rate, and to a less extent decline in plan assets returns.
Basis Used to Determine Expected Long-term Return on Plan Assets
The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions (CMA) 2020. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA 2020 is 20 to 30 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Additional Disclosures

	Brewmatic Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2020	2019	2020	2019	2020	2019
Comparison of obligations to plan assets
Projected benefit obligation	$133,326	$121,752	$5,086	$4,475	$138,412	$126,227
Accumulated benefit obligation	$133,326	$121,752	$5,086	$4,475	$138,412	$126,227
Fair value of plan assets at measurement date	$75,904	$75,411	$3,915	$3,778	$79,819	$79,189
Plan assets by category
Equity securities	$49,744	$48,464	$2,572	$2,440	$52,316	$50,904
Debt securities	21,439	22,461	1,111	1,100	22,550	23,561
Real estate	4,721	4,486	232	238	4,953	4,724
Total	$75,904	$75,411	$3,915	$3,778	$79,819	$79,189
Plan assets by category
Equity securities	66%	64%	66%	65%	66%	64%
Debt securities	28%	30%	28%	29%	28%	30%
Real estate	6%	6%	6%	6%	6%	6%
Total	100%	100%	100%	100%	100%	100%

Fair values of plan assets were as follows:

	As of June 30, 2020
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Brewmatic Plan	$75,904	$—	$—	$—	$75,904
Hourly Employees’ Plan	$3,915	$—	$—	$—	$3,915
	As of June 30, 2019
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Brewmatic Plan	$75,411	$—	$—	$—	$75,411
Hourly Employees’ Plan	$3,778	$—	$—	$—	$3,778

The following is the target asset allocation for the Company's single employer pension plans— Brewmatic Plan and Hourly Employees' Plan—for fiscal 2021:

Fiscal 2021
U.S. large cap equity securities	37.7%
U.S. small cap equity securities	4.6%
International equity securities	23.2%
Debt securities	28.3%
Real estate	6.2%
Total	100.0%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2021, the Company expects to recognize net periodic benefit costs of $1.3 million for the Brewmatic Plan and recognize net periodic benefit credit of $41,000 for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2021, the Company expects to contribute $5.8 million to the Brewmatic Plan and does not expect to contribute to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from single employer pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Brewmatic Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2021	$7,100	$160
June 30, 2022	$6,820	$160
June 30, 2023	$7,010	$180
June 30, 2024	$7,110	$190
June 30, 2025	$7,200	$200
June 30, 2026 to June 30, 2030	$35,510	$1,150

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
Contributions made by the Company to the multiemployer pension plans are as follows:

(In thousands)	WCTPP(1)(2)(3)(5)	All Other Plans(4)
Year Ended:
June 30, 2020	$1,685	$34
June 30, 2019	$3,634	$39
June 30, 2018	$1,605	$35
____________

(1)	Individually significant plan.

(2)	Less than 5% of total contribution to WCTPP based on WCTPP's FASB Disclosure Statement for the calendar year ended December 31, 2019.

(3)
The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.

(4)	Includes one plan that is not individually significant.

(5)	June 30, 2019 includes WCT monthly settlement obligations of $190,507.
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
The Company received a letter dated July 10, 2018 from the WCT Pension Trust assessing withdrawal liability against the Company for a share of the WCTPP unfunded vested benefits, on the basis claimed by the WCT Pension Trust that employment actions by the Company in 2016 in connection with the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP. Additionally, in fiscal 2012, the Company withdrew from the Local 807 Labor-Management Pension Fund.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Outstanding balance of settlement obligations of the Company to WCT and Local 807 multiemployer pension plans are as follows:

(In thousands)	June 30, 2020	June 30, 2019
WCT Pension Trust (1)	—	$1,487
Local 807 Pension Fund (2)	$182	$182
__________
(1) Initial liability amount of $3.4 million, including interest, commencing in September 10, 2018, payable in 17 monthly installments of $190,507 followed by a final monthly installment of $153,822 in February 2020.
(2) Lump sum cash settlement payment of $3.0 million in fiscal 2019 plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. As of June 30, 2020, the Company has paid the Local 807 Pension Fund $3.0 million and has accrued $0.2 million within “Accrued pension liabilities” on the Company’s consolidated balance sheet.

Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expires on or before January 31, 2025. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2020, 2019 and 2018 were $4.2 million, $5.2 million and $4.8 million, respectively. The Company expects to contribute an aggregate of approximately $4.5 million towards multiemployer plans other than pension plans in fiscal 2021.
401(k) Plan
The Company's 401(k) Plan is available to all eligible employees. The Company's 401(k) match portion is available to all eligible employees who have worked more than 1,000 hours during a calendar year and were employed at the end of the calendar year. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company's matching contribution is discretionary, based on approval by the Company's Board of Directors. The Company matching contribution for the calendar years 2020, 2019 and 2018, was 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. The Company recorded matching contributions of $1.8 million, $2.2 million and $2.0 million in operating expenses for the fiscal years ended June 30, 2020, 2019 and 2018, respectively. Effective March 31, 2020, the Company temporarily suspended its 401K matching program in response to the COVID-19 pandemic.
Effective January 1, 2019, the Company amended and restated the 401(k) Plan to, among other things, provide for: (i) an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation; (ii) an elective matching contribution for non-collectively bargained employees and certain union-represented employees equal to 100% of the first 3% of such eligible participant’s tax-deferred contributions to the 401(k) Plan; and (iii) profit-sharing contributions at the Company’s discretion. Participants are immediately vested in their contributions, the safe harbor non-elective contributions, the employer’s elective matching contributions, and the employer’s discretionary contributions. For the fiscal years ended June 30, 2020 and 2019, the Company contributed a total of 290,567 and 90,105 shares of the Company’s common stock with a value of $2.9 million and $1.6 million, respectively, to eligible participants’ annual plan compensation.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Postretirement Benefits
The Company sponsors a postretirement defined benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”). On March 23, 2020, the Company announced a plan to amend and terminate the Retiree Medical Plan effective January 1, 2021. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan is unfunded, and its liability was calculated using an assumed discount rate of 0.06% at June 30, 2020. The Company projects an initial medical trend rate of 7.65% in fiscal 2021, ultimately reducing to 4.50% through the plan termination effective January 1, 2021.
The Company’s communication of its intention to amend and terminate the Retiree Medical Plan triggered re-measurement and curtailment of the plan. As a result, the re-measurement generated a prior service credit of $13.4 million to be amortized over the remaining months of the plan, and a revised net periodic postretirement benefit credit for fiscal 2021 of $14.6 million. Also, the Company recognized a one-time non-cash curtailment credit of $5.8 million for the year ended June 30, 2020.
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
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit for the fiscal years ended June 30, 2020, 2019 and 2018. Net periodic postretirement benefit cost for fiscal 2020 was based on employee census information as of June 30, 2020.

	Year Ended June 30,
(In thousands)	2020	2019	2018
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$446	$530	$609
Interest cost	725	887	835
Amortization of net gain	(3,067)	(834)	(841)
Curtailment credit - Retiree Medical	(5,750)	—	—
Amortization of prior service credit	(5,666)	(1,757)	(1,757)
Net periodic postretirement benefit (credit) cost	$(13,312)	$(1,174)	$(1,154)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The tables below show the remaining bases for the transition (asset) obligation, prior service cost (credit), and the calculation of the amortizable gain or loss.

	Retiree Medical Plan		Death Benefit
	Year Ended June 30,		Year Ended June 30,
($ in thousands)	2020(1)	2019	2020	2019
Amortization of Net (Gain) Loss:
Net (gain) loss as of July 1	$—	$(7,039)	$2,903	$1,878
Net (gain) loss subject to amortization	—	(7,039)	2,903	1,878
Corridor (10% of greater of APBO or assets)	—	1,490	1,043	919
Net (gain) loss in excess of corridor	$—	$(5,549)	$1,860	$959
Amortization years	—	8.6	5.8	6.5

__________
(1) Amounts are zero due to the plan termination effective January 1, 2021.
 The following tables provide a reconciliation of the benefit obligation and plan assets:

	As of June 30,
(In thousands)	2020	2019
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$24,092	$21,283
Service cost	446	530
Interest cost	725	887
Participant contributions	593	605
Amendments	(13,441)	—
Actuarial gains (losses)	(621)	2,010
Benefits paid	(1,055)	(1,223)
Projected postretirement benefit obligation at end of year	$10,739	$24,092

	Year Ended June 30,
(In thousands)	2020	2019
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	462	618
Participant contributions	593	605
Benefits paid	(1,055)	(1,223)
Fair value of plan assets at end of year	$—	$—
Projected postretirement benefit obligation at end of year	10,739	24,092
Funded status of plan	$(10,739)	$(24,092)

	June 30,
(In thousands)	2020	2019
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(744)	$(1,068)
Non-current liabilities	(9,995)	(23,024)
Total	$(10,739)	$(24,092)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

	Year Ended June 30,
(In thousands)	2020	2019
Amounts Recognized in AOCI Consist of:
Net gain	$(2,714)	$(5,160)
Prior service credit	(8,961)	(6,936)
Total AOCI	$(11,675)	$(12,096)

	Year Ended June 30,
(In thousands)	2020	2019
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI:
Unrecognized actuarial gains (loss)	$(621)	$2,010
Prior service (credit) cost	(13,441)	—
Unrecognized prior service cost	—	—
Amortization of net loss	3,068	835
Amortization of prior service cost	11,416	1,757
Total recognized in OCI	422	4,602
Net periodic benefit cost	(13,312)	(1,174)
Total recognized in net periodic benefit credit and OCI	$(12,890)	$3,428

The estimated net gain that will be amortized from AOCI into net periodic benefit cost in fiscal 2021 is $5.6 million. Prior service credit that will be amortized from AOCI into net periodic benefit cost in fiscal 2021 is $9.0 million.

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2021	$750
June 30, 2022	$451
June 30, 2023	$464
June 30, 2024	$476
June 30, 2025	$487
June 30, 2026 to June 30, 2030	$2,538

Expected Contributions:
June 30, 2021	$750

Sensitivity in Fiscal 2021 Results
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in assumed health care cost trend rates would have the following effects in fiscal 2021:

	1-Percentage Point
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components	$50	$(43)
Effect on accumulated postretirement benefit obligation	$—	$—

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 14. Debt Obligations
The following table summarizes the Company’s debt obligations:

				June 30, 2020		June 30, 2019
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$122,000	4.91%	$92,000	3.98%
In March 2020, pursuant to Amendment No. 2 to Amended and Restated Credit Agreement (the “Second Amendment”) the Company amended its existing senior secured revolving credit facility (such facility as amended to date, including pursuant to the Second Amendment, the “Amended Revolving Facility”) with certain financial institutions. The Second Amendment, among other things: (i) decreased the size of the revolving credit facility to $125.0 million from $150.0 million;(ii) made certain adjustments to the commitment fee rates and interest rates; (iii) increased the maximum total net leverage ratio financial covenant until the quarter ending December 31, 2021; (iv) added a minimum EBITDA financial covenant until the quarter ending December 31, 2021; (v) amended the definitions of “EBITDA” and “Permitted Acquisition”; (vi) removed the accordion feature; (vii) removed the Company’s option to request and agree to an extension of the maturity date with individual lenders; (viii) provided for a mortgage on certain of the Company’s real property; (ix) provides for the revolving commitments to be reduced upon the occurrence of certain asset dispositions and incurrences of other indebtedness; (x) added a monthly reporting requirement; and (xi) modified certain of the Company’s covenant-related baskets.
The Amended Revolving Facility otherwise retained many of its previous terms, including the sublimit on letters of credit and swingline loans of $15.0 million each. The commitment fee is based on a leverage grid and ranges from 0.20% to 0.50%. Borrowings under the Amended Revolving Facility bear interest on base rate loans based on a leverage grid with a range of PRIME + 0.50% to 2.50%, and on Eurodollar loans based on a leverage grid with a range of Adjusted LIBO Rate + 1.50% to 3.50%. Effective March 27, 2019, the Company entered into a rate swap agreement and in December 2019 amended the agreement to reduce the notional amount. The impact of the amendment for the year ended June 30, 2020, was $0.4 million of realized loss due to the partial unwinding of interest rate swap resulting from the amendment of the notional amount from $80.0 million to $65.0 million. See Note 6 for details.
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
At June 30, 2020, the Company had outstanding borrowings of $122.0 million and had utilized $2.3 million of the letters of credit sublimit.
On July 23, 2020 (the "Effective Date"), pursuant to Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), the Company amended its existing senior secured revolving credit facility with certain financial institutions.
The Third Amendment, among other things:

(1)	retained the revolving commitments under the Credit Agreement of $125.0 million and the sublimit on letters of credit and swingline loans of $15.0 million each;

(2)	added a $5.0 million quarterly commitment reduction beginning September 30, 2021;

(3)
adjusted from cash flow-based to an asset-based lending structure with borrowing a base of 85% of eligible accounts receivable plus 50% of eligible inventory with certain permitted maximum over advance amounts;

(4)	removed all previous financial covenants of net leverage ratio, interest coverage ratio and minimum EBITDA;

(5)
added a covenant relief period (commencing on the effective date of the Third Amendment and ending upon delivery of a compliance certificate on or after fiscal month ending September 30, 2021), during which the Company must comply with the following:

(i) a minimum cumulative EBITDA covenant, tested on a monthly basis until the last day of June 2021;

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(ii) a standalone minimum monthly EBITDA covenant tested on the last day of July 2021 and August 2021; and
(iii) a restriction on capital expenditures such that the amount of capital expenditures shall not exceed $25.0 million in the aggregate.

(6)	added covenant requiring the Company to maintain a minimum liquidity covenant, tested on a weekly basis;

(7)	added an anti-cash hoarding provision;

(8)	added a minimum fixed charge coverage ratio of 1.05:1.00 commencing with fiscal quarter ending September 30, 2021, and tested on a quarterly basis thereafter;

(9)
modified the applicable margin for base rate loans to range from PRIME + 3.50% to PRIME + 4.50% per annum and the applicable margin for Eurodollar loans to range from Adjusted LIBO Rate + 4.50% to Adjusted LIBO Rate + 5.50% per annum and fixed the commitment fee at 0.50%;

(10)
provided for the revolving commitments to be reduced upon the occurrence of certain asset dispositions and incurrence of non-permitted indebtedness and imposed additional restrictions on the Company’s ability to utilize certain other negative covenant baskets; and

(11)	added a requirement to provide mortgages and related mortgage instruments with respect to certain specified real property owned by the Company.

Upon executing the foregoing Third Amendment, the Company was in compliance with all of the financial covenants under the Amended Revolving Facility, and no event of default has occurred or existed through the Third Amendment effective date. Furthermore, the Company believes it will be in compliance with the related financial covenants under the Third Amendment for the next twelve months.

Note 15. Employee Stock Ownership Plan
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
Shares were held by the plan trustee for allocation among participants using a compensation-based formula. Subject to vesting requirements, allocated shares are owned by participants and shares are held by the plan trustee until the participant retires.
During the fiscal years ended June 30, 2019 and 2018, the Company charged $0.9 million and $2.3 million, respectively, to compensation expense related to the ESOP. No expenses were recorded for fiscal year ended June 30, 2020. The difference between cost and fair market value of committed to be released shares was recorded as additional paid-in-capital.

	As of June 30,
	2020	2019
Allocated shares	1,170,015	1,393,530
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,170,015	1,393,530

(In thousands)
Fair value of ESOP shares	$8,588	$22,812

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
The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of June 30, 2020, there were 458,947 shares remain available under the 2017 Plan including shares that were forfeited under the Prior Plans for future issuance. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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
Farmer Bros. Co. 2020 Inducement Incentive Plan
In March 2020, the Company’s Board of Directors approved the Farmer Bros. Co. 2020 Inducement Incentive Plan (the “2020 Inducement Plan”). The 2020 Inducement Plan’s purpose is to enhance the Company’s ability to attract persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Awards under the 2020 Inducement Plan has the same terms and conditions as the 2017 Plan. The Board of Directors has reserved 300,000 shares of the Company’s common stock for issuance under the 2020 Inducement Plan. As of June 30, 2020, there were 211,505 shares remain available under the 2020 Inducement Plan for future issuance of which 40,134 were issued on July 1, 2020.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of NQO vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted on the date of the grant during the fiscal years ended June 30, 2020, 2019 and 2018:

	Year Ended June 30,
	2020	2019	2018
Weighted average fair value of NQOs	$4.24	$7.78	$10.41
Risk-free interest rate	1.5%	3.0%	2.0%
Dividend yield	—%	—%	—%
Average expected term	4.6 years	4.6 years	4.6 years
Expected stock price volatility	35.4%	29.6%	35.4%

The Company’s assumption regarding expected stock price volatility is based on the historical volatility of the Company’s stock price. The risk-free interest rate is based on U.S. Treasury zero-coupon issues at the date of grant with a remaining term equal to the expected life of the stock options. The average expected term is based on historical weighted time outstanding and the expected weighted time outstanding calculated by assuming the settlement of outstanding awards at the midpoint between the vesting date and the end of the contractual term of the award. Currently, management estimates an annual forfeiture rate of 10.0% based on actual forfeiture experience. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table summarizes NQO activity for the year ended June 30, 2020:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2019	198,049	27.35	5.25	40
Granted	536,468	13.16	—	—
Exercised	(10,360)	12.48	—	28
Forfeited	(157,172)	24.14	—	—
Expired	(38,027)	31.31	—	—
Outstanding at June 30, 2020	528,958	13.92	6.21	55
Exercisable at June 30, 2020	20,017	28.27	3.23	—

The weighted-average grant-date fair value of options granted during the year ended June 30, 2020 was $4.24.
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $7.34 at June 30, 2020 and $16.37 at June 28, 2019, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal period above represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
The Company received $0.1 million, $0.3 million and $1.1 million in proceeds from exercises of vested NQOs in fiscal 2020, 2019 and 2018, respectively.
As of June 30, 2020 and 2019, respectively, there was $1.7 million and $1.1 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at June 30, 2020 is expected to be recognized over the weighted average period of 2.28 years. Total compensation expense for NQOs was $0.7 million, $0.5 million and $0.3 million in fiscal 2020, 2019 and 2018, respectively.

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
PNQ shares were not granted during the fiscal years ended June 30, 2020, 2019 and 2018.

The following table summarizes PNQ activity for the year ended June 30, 2020:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2019	229,961	26.21	1.23	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(6,212)	32.85	—	—
Expired	(210,119)	25.86	—	—
Outstanding at June 30, 2020	13,630	28.60	2.36	—
Exercisable at June 30, 2020	8,822	26.89	1.98	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $7.34 at June 30, 2020 and $16.37 at June 28, 2019, representing the last trading day of the respective fiscal years, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in each fiscal period represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during the fiscal year ended June 30, 2020. The Company received $0.1 million and $0.3 million in proceeds from exercises of vested PNQs in fiscal 2019 and 2018, respectively.
As of June 30, 2020 and 2019, there were zero and $39.7 thousand, respectively, of unrecognized compensation cost related to PNQs. Total compensation expense related to PNQs in fiscal 2020, 2019 and 2018 was $18.3 thousand, $0.3 million and $0.8 million, respectively.
Restricted Stock
Restricted stock awards cliff vest on the earlier of the one year anniversary of the grant date or the date of the first annual meeting of the Company’s stockholders immediately following the grant date, in the case of non-employee directors, and the third anniversary of the grant date, in the case of eligible employees, in each case subject to continued service to the Company through the vesting date and the acceleration provisions of the award plan and restricted stock agreement. Restricted stock is expected to vest net of estimated forfeitures.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the year ended June 30, 2020:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding at June 30, 2019	32,056	21.10
Granted	229,573	13.0
Exercised/Released	(30,352)	20.8
Cancelled/Forfeited	(12,673)	17.7
Outstanding and nonvested at June 30, 2020	218,604	13.0

The total grant-date fair value of restricted stock granted during the year ended June 30, 2020 was $2.5 million.

As of June 30, 2020 and 2019, there was $1.7 million and $0.4 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2020 is expected to be recognized over the weighted average period of 1.41 years. Total compensation expense for restricted stock was $1.1 million, $23.0 thousand and $0.3 million, for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.
Performance-Based Restricted Stock Units (“PBRSUs”)
The PBRSU awards cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals during the performance periods, subject to certain continued employment conditions and subject to acceleration provisions of the award plan and restricted stock unit agreement. At the end of the three-year performance period, the number of PBRSUs that actually vest will be 0% to 200% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period. PBRSUs are expected to vest net of estimated forfeitures.
The following table summarizes PBRSU activity for the year ended June 30, 2020:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2019	51,237	27.69
Granted	81,236	14.46
Vested/Released	—	—
Cancelled/Forfeited	(51,136)	25.63
Outstanding and nonvested at June 30, 2020	81,337	15.78

The total grant-date fair value of PBRSUs granted during the year ended June 30, 2020 was $1.2 million.

As of June 30, 2020 and 2019, there was $0.5 million and $0.3 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at June 30, 2020 is expected to be recognized over the weighted average period of 2.17 years. Total compensation expense for PBRSUs was $0.2 million in each of the year ended June 30, 2020 and 2018. There was no compensation expense for PBRSUs for the fiscal year ended June 30, 2019.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of June 30, 2020, the Company had recognized accrued liabilities of $72.3 thousand.
At June 30, 2020, there was $0.3 million of unrecognized PCA compensation cost. The unrecognized PCA compensation cost at June 30, 2020 is expected to be recognized over the weighted average period of 2.37 years. Total compensation expense for PCAs was $72.3 thousand for the fiscal year ended June 30, 2020.

Note 17. Other Current Liabilities
Other current liabilities consist of the following:

	As of June 30,
(In thousands)	2020	2019
Accrued postretirement benefits	$744	$1,068
Accrued workers’ compensation liabilities	1,466	1,495
Cumulative preferred dividends, undeclared and unpaid (1)	1,477	305
Earnout payable(2)	—	1,000
Working capital dispute payable(3)	551	354
Other(4)	2,564	3,087
Other current liabilities	$6,802	$7,309

___________
(1) Represents the cumulative preferred dividends, undeclared and unpaid. Previously accrued long-term portion has been reclassified to current liabilities.
(2) Represents the estimated fair value of earnout paid in connection with the Company’s acquisition of substantially all of the assets of West Coast Coffee completed on February 7, 2017.
(3) Represents accrued expenses related to working capital disputes in connection with the Company's acquisition of Boyd Coffee on October 2, 2017.
(4) Includes accrued property taxes, sales and use taxes and insurance liabilities.

Note 18. Other Long-Term Liabilities
Other long-term liabilities include the following:

	As of June 30,
(In thousands)	2020	2019
Finance leases liabilities	$9	$32
Derivative liabilities—noncurrent	2,859	1,612
Deferred compensation (1)	1,170	—
Cumulative preferred dividends, undeclared and unpaid—noncurrent	—	618
Deferred income taxes (2)	1,494	1,795
Other long-term liabilities	$5,532	$4,057

___________
(1) Includes payroll taxes and performance cash awards liability.
(2) Includes deferred tax liabilities that have an indefinite reversal pattern.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 19. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	For the Years Ended June 30,
(In thousands)	2020	2019	2018
Current:
Federal	$—	$(1,774)	$101
State	105	231	56
Total current income tax (benefit) expense	105	(1,543)	157
Deferred:
Federal	(458)	30,618	17,090
State	158	11,036	65
Total deferred income tax expense	(300)	41,654	17,155
Income tax expense	$(195)	$40,111	$17,312

A reconciliation of income tax expense to the federal statutory tax rate is as follows:

	For the Years Ended June 30,
(In thousands)	2020	2019	2018
Statutory tax rate	21%	21%	28%
Income tax (benefit) expense at statutory rate	$(7,829)	$(7,032)	$(272)
State income tax (benefit) expense, net of federal tax benefit	(1,523)	(1,295)	12
Valuation allowance	9,153	50,123	283
Change in tax rate	233	124	18,022
Retiree life insurance	—	—	19
Other (net)	(229)	(1,809)	(752)
Income tax expense	$(195)	$40,111	$17,312

Pursuant to the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Tax Act"), the federal corporate tax rate was reduced to 21.0%, effective for the tax years beginning on or after January 1, 2018. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	As of June 30,
(In thousands)	2020	2019
Deferred tax assets:
Postretirement benefits	$20,232	$20,775
Accrued liabilities	3,970	5,042
Net operating loss carryforwards	38,754	37,768
Intangible assets	9,482	—
Operating lease liabilities	5,419	—
Other	6,893	5,950
Total deferred tax assets	84,750	69,535
Deferred tax liabilities:
Fixed assets	(13,427)	(15,562)
Right-of-use operating lease assets	(5,513)	—
Other	(2,950)	(3,749)
Total deferred tax liabilities	(21,890)	(19,311)
Valuation allowance	(64,354)	(52,019)
Net deferred tax liabilities	$(1,494)	$(1,795)

At June 30, 2020, the Company had approximately $150.6 million in federal and $115.0 million in state net operating loss carryforwards that will expire from June 30, 2021 to June 30, 2030. Additionally, at June 30, 2020, the Company had $0.8 million of federal business tax credits that will expire from June 30, 2025 to June 30, 2038.
At June 30, 2020, the Company had net deferred tax assets of $62.9 million before valuation allowance of $64.4 million. In assessing if the deferred tax assets will be realized, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.
For the years ended June 30, 2020, 2019 and 2018, due to recent cumulative losses, the Company concluded that certain federal and state net operating loss carry forwards and tax credit carryovers will not be utilized before expiration. The amounts of valuation allowance recorded in the Consolidated Balance Sheets were $64.4 million, $52.0 million and $1.9 million to reduce deferred tax assets in fiscal 2020, 2019 and 2018, respectively. The Company's valuation allowance increased in fiscal 2020, 2019 and 2018 by $12.3 million, $50.1 million and $0.3 million, respectively.
As of, and for the three years ended June 30, 2020, 2019 and 2018, the Company had no significant uncertain tax positions.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. income tax examinations for the fiscal years prior to June 30, 2018. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s consolidated financial statements.
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no amount of interest and penalties recognized in the Consolidated Balance Sheets in the fiscal years ended June 30, 2020 and 2019, associated with uncertain tax positions. Additionally, the Company did not record any income tax expense related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

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
The following table presents the computation of basic and diluted earnings per common share:

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2020	2019	2018
Undistributed net (loss) income available to common stockholders	$(37,462)	$(74,054)	$(18,652)
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(179)	(76)	(17)
Net (loss) income available to common stockholders—basic	$(37,641)	$(74,130)	$(18,669)

Weighted average common shares outstanding—basic	17,205,849	16,996,354	16,815,020
Effect of dilutive securities:
Shares issuable under stock options	—	—	—
Weighted average common shares outstanding—diluted	17,205,849	16,996,354	16,815,020
Net (loss) income per common share available to common stockholders—basic	$(2.19)	$(4.36)	$(1.11)
Net (loss) income per common share available to common stockholders—diluted	$(2.19)	$(4.36)	$(1.11)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	For the Years Ended June 30,
	2020	2019	2018
Shares issuable under stock options	330,627	157,850	462,032
Shares issuable under convertible preferred stock	422,193	407,734	393,769
Shares issuable under PBRSUs	73,012	65,971	35,732

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 21. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
Series A Convertible Participating Cumulative Perpetual Preferred Stock
The Series A Preferred Stock (a) pays a dividend, when, as and if declared by the Company’s Board of Directors, of 3.5% APR of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and (c) has a conversion price of $38.32. Dividends may be paid in cash. The Company accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At June 30, 2020, the Company had undeclared and unpaid preferred dividends of $1,478,429 on 14,700 issued and outstanding shares of Series A Preferred Stock. Series A Preferred Stock is a participating security and has rights to earnings that otherwise would have been available to holders of the Company's common stock. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock and are entitled to share in the dividends on the Company's common stock, when declared. Each share of Series A Preferred Stock is convertible into the number of shares of the Company’s common stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations) equal to the stated value per share of Series A Preferred Stock divided by the conversion price of $38.32. Series A Preferred Stock is a perpetual stock and is not redeemable at the election of the Company or any holder. Based on its characteristics, the Company classified Series A Preferred Stock as permanent equity.
At June 30, 2020, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,101	$16,178	$1,478	$16,178

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 22. Commitments and Contingencies
Purchase Commitments
As of June 30, 2020, the Company had committed to purchase green coffee inventory totaling $50.5 million under fixed-price contracts, $7.0 million in other inventory under non-cancelable purchase orders and $8.2 million in other purchases under non-cancelable purchase orders.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference was held on July 11, 2019. The Court granted the JDG’s motion for leave to amend its answers to add the coffee exemption regulation as a defense. Concurrently, the Court denied CERT’s motion to add OEHHA as a party but granted CERT’s motions to complete the administrative record with respect to the exemption and to undertake certain third party discovery. A status conference was held November 12, 2019 to discuss discovery issues and dispositive motions. Plaintiff’s motion to compel OEHHA to add documents to the rulemaking file for the new coffee exemption regulation was denied. CERT continues to pursue third-party discovery with plans to file motions to compel appearances of proposed deponents. These motions, along with CERT’s eight summary judgment motions, were heard at a January 21, 2020 hearing where the Court denied several of CERT’s discovery requests. The JDG’s reply in support of its motion for summary judgment was due to the Court on the March 16, 2020 however, on March 17, 2020, notice was given that the Court was rescheduling the hearings set for March 23, 2020. Due to COVID 19 restrictions, the Court continued the hearing on the nine motions until July 16, 2020. At the hearing, the Court denied three of CERT’s motions for summary adjudication that challenged the OEHHA rulemaking, and rescheduled the balance of the pending motions for August 10, 2020. Subsequent to the hearing on January 21, 2020, Plaintiff made broad discovery requests against each of the defendants in hopes of opening up a third round of discovery. The discovery focuses on

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

“additives to” and “flavorings” in coffee. The JDG has responded to the discovery requests but Plaintiff has filed a motion to compel further answers to discovery and production of documents. The Court has continued a hearing on this matter until August 21, 2020.
At the August 10, 2020 hearing, the Court denied multiple motions by the Plaintiffs for summary adjudication. The hearing on the remaining motions was scheduled for August 21, 2020 and at that hearing, the Court denied CERT’s motion for summary judgment and granted the JDG’s motion for summary judgment, noting that the discovery and claims regarding additives were outside the scope of this case.
The JDG is preparing an order and a proposed form of judgment reflecting the Courts ruling to submit to the Court. At this time, the Company is unable to predict the timing of the final judgment or any procedural next steps by CERT. In addition, the Company is not able to predict the probability of the outcome or estimate of loss, if any, related to this matter.
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	For the Years Ended June 30,
	2020		2019		2018
(In thousands)	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$325,764	64.9%	$378,583	63.5%	$379,951	62.6%
Coffee (Frozen Liquid)	28,619	5.7%	34,541	5.8%	34,794	5.7%
Tea (Iced & Hot)	25,369	5.1%	33,109	5.6%	32,477	5.4%
Culinary	50,135	10.0%	64,100	10.8%	64,432	10.6%
Spice	21,473	4.3%	24,101	4.0%	25,150	4.2%
Other beverages(1)	44,983	9.0%	58,367	9.8%	66,699	11.0%
Other revenues(2)	2,701	0.5%	—	—%	—	—%
Net sales by product category	499,044	99.5%	592,801	99.5%	603,503	99.5%
Fuel surcharge	2,276	0.5%	3,141	0.5%	3,041	0.5%
Net sales	$501,320	100.0%	$595,942	100.0%	$606,544	100.0%
____________

(1)	Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.

(2)	Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.
The Company does not have any material contract assets and liabilities as of June 30, 2020. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At June 30, 2020, 2019 and 2018, “Accounts receivable, net” included, $40.7 million, $53.6 million and $54.5 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 24. Selected Quarterly Financial Data (Unaudited)
The following tables set forth certain unaudited quarterly information for each of the eight fiscal quarters in the two year period ended June 30, 2020. This quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and, in the opinion of management, includes all adjustments which management believes are necessary for a fair presentation of the information for the periods presented. All prior period amounts have been retrospectively adjusted to reflect the impact of the certain changes in accounting principles and corrections to previously issued financial statements.
The Company's quarterly operating results may fluctuate significantly as a result of a variety of factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year or future fiscal quarters.

	For The Three Months Ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
(In thousands, except per share data)
Net sales	$138,600	$152,498	$129,139	$81,083
Cost of goods sold	$97,959	$108,513	$91,190	$65,536
Gross profit	$40,641	$43,985	$37,949	$15,547
Selling expenses	$33,614	$34,906	$31,968	$21,274
Income (loss) from operations	$6,892	$8,870	$(45,169)	$(13,595)
Net income (loss)	$4,654	$7,754	$(39,777)	$(9,718)
Net income (loss) available to common stockholders per common share—basic	$0.26	$0.44	$(2.32)	$(0.57)
Net income (loss) available to common stockholders per common share—diluted	$0.26	$0.43	$(2.32)	$(0.57)

	For The Three Months Ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
(In thousands, except per share data)
Net sales	$147,440	$159,773	$146,679	$142,050
Cost of goods sold	$99,205	$106,529	$106,779	$104,327
Gross profit	$48,235	$53,244	$39,900	$37,723
Selling expenses	$37,310	$39,591	$34,422	$28,324
(Loss) income from operations	$(2,078)	$502	$(6,102)	$(7,024)
Net loss	$(2,986)	$(10,100)	$(51,749)	$(8,760)
Net loss available to common stockholders per common share—basic	$(0.18)	$(0.60)	$(3.05)	$(0.52)
Net loss available to common stockholders per common share—diluted	$(0.18)	$(0.60)	$(3.05)	$(0.52)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 25. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2019 through the date the consolidated financial statements were issued.  During this period the Company had the following material subsequent events that require disclosure:
On July 23, 2020, pursuant to Amendment No. 3 to Amended and Restated Credit Agreement, the Company amended its existing senior secured revolving credit facility with certain financial institutions. See Note 14 for summary description of the key items of Amendment No. 3. The full text of Amendment No. 3 has been included as Exhibit 10.12 in this Annual Report on Form 10‑K.