Form 10-Q
period 2020-09-30
FARMER BROTHERS CO
filed 2020-11-06
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
YES ☐ NO  ☒
As of October 28, 2020, the registrant had 17,540,241 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,025	$60,013
Accounts receivable, net	42,115	40,882
Inventories	71,729	67,408
Income tax receivable	—	831
Short-term derivative assets	945	165
Prepaid expenses	8,050	7,414
Total current assets	133,864	176,713
Property, plant and equipment, net	162,848	165,633
Intangible assets, net	20,059	20,662
Other assets	9,202	8,564
Long-term derivatives assets	23	10
Right-of-use operating lease assets	29,025	21,117
Total assets	$355,021	$392,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	50,038	36,987
Accrued payroll expenses	12,826	9,394
Operating leases liabilities - current	7,631	5,854
Short-term derivative liabilities	2,630	5,255
Other current liabilities	6,624	6,802
Total current liabilities	79,749	64,292
Long-term borrowings under revolving credit facility	69,800	122,000
Accrued pension liabilities	59,097	58,772
Accrued postretirement benefits	10,151	9,993
Accrued workers’ compensation liabilities	4,569	4,569
Operating lease liabilities - noncurrent	21,818	15,628
Other long-term liabilities	6,209	5,532
Total liabilities	$251,393	$280,786
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of September 30, 2020 and June 30, 2020; liquidation preference of $16,320 and $16,178 as of September 30, 2020 and June 30, 2020, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,431,815 and 17,347,774 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	17,432	17,348
Additional paid-in capital	63,104	62,043
Retained earnings	102,124	108,536
Accumulated other comprehensive loss	(79,047)	(76,029)
Total stockholders’ equity	$103,628	$111,913
Total liabilities and stockholders’ equity	$355,021	$392,699
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,
	2020	2019
Net sales	$97,270	$138,600
Cost of goods sold	74,851	97,959
Gross profit	22,419	40,641
Selling expenses	23,498	33,614
General and administrative expenses	9,746	12,740
Net losses (gains) from sales of assets	618	(12,605)
Operating expenses	33,862	33,749
(Loss) income from operations	(11,443)	6,892
Other (expense) income:
Interest expense	(3,244)	(2,548)
Other, net	8,559	203
Total other income (expense)	5,315	(2,345)
(Loss) income before taxes	(6,128)	4,547
Income tax expense (benefit)	142	(107)
Net (loss) income	(6,270)	4,654
Less: Cumulative preferred dividends, undeclared and unpaid	142	137
Net (loss) income available to common stockholders	$(6,412)	$4,517
Net (loss) income available to common stockholders per common share—basic	$(0.37)	$0.26
Net (loss) income available to common stockholders per common share—diluted	$(0.37)	$0.26
Weighted average common shares outstanding—basic	17,420,442	17,099,851
Weighted average common shares outstanding—diluted	17,420,442	17,518,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended September 30,
	2020	2019
Net (loss) income	$(6,270)	$4,654
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax	3,961	(3,889)
(Losses) gains on derivative instruments designated as cash flow hedges reclassified to cost of goods sold and interest expense, net of tax	(28)	2,588
Losses on derivative instruments de-designated as cash flow hedges reclassified to interest expense, net of tax	339	—
Change in pension and retiree benefit obligations, net of tax	(7,289)	—
Total comprehensive (loss) income, net of tax	$(9,287)	$3,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	14,700	15	17,347,774	17,348	62,043	108,536	(76,029)	$111,913
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Net reclassification of unrealized gains on cash flow hedges, net of taxes	—	—	—	—	—	—	4,271	4,271
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	(7,289)	(7,289)
ESOP compensation expense, including reclassifications	—	—	76,671	77	323	—	—	400
Share-based compensation	—	—	—	—	745	—	—	745
Issuance of common stock and stock option exercises	—	—	7,370	7	(7)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(142)	—	(142)
Balance at September 30, 2020	14,700	$15	17,431,815	$17,432	$63,104	$102,124	$(79,047)	$103,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$(63,652)	157,494
Net income	—	—	—	—	—	4,654	—	4,654
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	(1,301)	(1,301)
ESOP compensation expense, including reclassifications	—	—	52,534	53	807	—	—	860
Share-based compensation	—	—	—	—	(1)	—	—	(1)
Issuance of common stock and stock option exercises	—	—	532	—	—	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2019	14,700	$15	17,095,198	$17,095	$58,718	$150,694	$(64,953)	$161,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(6,270)	$4,654
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,041	7,617
Net losses (gains) from sales of assets	618	(12,605)
Net losses on derivative instruments	807	4,514
Other adjustments	958	908
Change in operating assets and liabilities:
Accounts receivable	(1,046)	(2,359)
Inventories	(4,321)	(4,792)
Derivative assets/liabilities, net	(7,553)	(1,403)
Other assets	1,181	(1,480)
Accounts payable	12,880	1,399
Accrued expenses and other liabilities	4,690	(340)
Net cash provided (used) by operating activities	$8,985	$(3,887)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,366)	(5,276)
Proceeds from sales of property, plant and equipment	226	16,618
Net cash (used) provided in investing activities	$(4,140)	$11,342
Cash flows from financing activities:
Proceeds from revolving credit facility	$3,000	$23,000
Repayments on revolving credit facility	(55,200)	(30,000)
Payments of finance lease obligations	(9)	(13)
Payment of financing costs	(1,624)	—
Net cash used by financing activities	$(53,833)	$(7,013)
Net (decrease) increase in cash and cash equivalents	$(48,988)	$442
Cash and cash equivalents at beginning of period	60,013	6,983
Cash and cash equivalents at end of period	$11,025	$7,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
(In thousands)
	Three Months Ended September 30,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$171	$250
Non-cash issuance of 401-K common stock	$77	$53
Cumulative preferred dividends, undeclared and unpaid	$142	$137

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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Events occurring subsequent to September 30, 2020 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three months ended September 30, 2020.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2020 (the “2020 Form 10-K”).
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 2. Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in the 2020 Form 10-K.
During the three months ended September 30, 2020, other than as set forth below and the adoption of Financial Accounting Standards Board Accounting (“FASB”) Standards Update (“ASU”) ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” (“ASU 2016-13”) and ASU 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service” (“ASU 2018-15”), there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At September 30, 2020 and June 30, 2020, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At September 30, 2020 and June 30, 2020, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 42% and 39% of the Company’s trade accounts receivable balance was with five customers at September 30, 2020 and June 30, 2020, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for doubtful accounts.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its condensed consolidated financial statements.

The following table provides a brief description of the applicable recent ASUs issued by the FASB:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)	The London Interbank Offered Rate (LIBOR) is set to expire at the end of 2021. Contracts affected by the rate change would be required to be modified. Under current U.S. GAAP, those modifications would have to be evaluated to determine whether they result in new contracts or continuation of the existing contracts. ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the transition from LIBOR to alternative reference rate.	Issuance date of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact ASU 2020-04 will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU 2019-12").	ASU 2019-12 guidance simplifies the accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). With the removal of this exception, entities will determine the tax effect of pre-tax income or loss from continuing operations without consideration of the tax effects of other items that are not included in continuing operations.	Annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	The Company is currently evaluating the impact ASU 2019-12 will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).	ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	Annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	The Company adopted the new guidance effective July 1, 2020 on a prospective basis which did not require the Company to adjust comparative periods. Adoption of ASU 2018-15 did not have a material impact on the results of operations, financial position or cash flows of the Company.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”).	ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant.	Annual periods beginning after December 15, 2020. Early adoption is permitted.	Effective for the Company beginning July 1, 2021. The Company is currently evaluating the impact ASU 2018-14 will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-13.	The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. The amendments in ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.	Annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods.	The Company adopted the new guidance effective July 1, 2020 on a modified retrospective basis. Adoption of ASU 2018-13 did not have a material impact on the results of operations, financial position or cash flows of the Company.

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
In September 2020, the Company entered a new 89 month lease for its western U.S. distribution center. The lease terminates on March 31, 2028, with a one 5 year renewal option. The lease has been classified as an operating lease and included in the lease tables and the related disclosures below.
Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	September 30, 2020	June 30, 2020
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$29,025	21,117
Finance lease assets	Property, plant and equipment, net	—	9
Total lease assets		$29,025	$21,126

Operating lease liabilities - current	Operating lease liabilities - current	$7,631	5,854
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	21,818	15,628
Finance lease liabilities	Other long-term liabilities	—	9
Total lease liabilities		$29,449	$21,491

The components of lease expense are as follows:

		Three Months Ended September 30,
	Classification	2020	2019
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$1,625	$1,109
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	9	13
Interest on finance lease liabilities	Interest expense	—	1
Total lease expense		$1,634	$1,123

	September 30, 2020
(In thousands)	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2021	$6,056	$—
2022	5,901	—
2023	5,376	—
2024	5,112	—
2025	3,971	—
Thereafter	7,873	—
Total lease payments	34,289	—
Less: interest	(4,840)	—
Total lease obligations	$29,449	$—

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease term and discount rate:

	September 30, 2020	June 30, 2020
Weighted-average remaining lease terms (in years):
Operating lease	8.0	8.3
Finance lease	0.0	0.2

Weighted-average discount rate:
Operating lease	5.01%	4.50%
Finance lease	—%	4.50%

    Other Information:

	Three Months Ended September 30,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,593	$1,041
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$9	$13

Leased assets obtained in exchange for new finance lease liabilities	$—	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$—

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 4. Derivative Instruments
Derivative Instruments Held
Coffee-Related Derivative Instruments
The Company is exposed to commodity price risk associated with its price to fixed green coffee purchase contracts, which are described further in Note 2 to the consolidated financial statements in the 2020 Form 10-K. The Company utilizes forward and option contracts to manage exposure to the variability in expected future cash flows from forecasted purchases of green coffee attributable to commodity price risk. Certain of these coffee-related derivative instruments utilized for risk management purposes have been designated as cash flow hedges, while other coffee-related derivative instruments have not been designated as cash flow hedges or do not qualify for hedge accounting despite hedging the Company’s future cash flows on an economic basis.
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at September 30, 2020 and June 30, 2020:

(In thousands)	September 30, 2020	June 30, 2020
Derivative instruments designated as cash flow hedges:
Long coffee pounds	24,413	36,413
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	8,608	8,348
Total	33,021	44,761

Coffee-related derivative instruments designated as cash flow hedges outstanding as of September 30, 2020 will expire within 15 months. At September 30, 2020 and June 30, 2020 approximately 74% and 81%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) which was effective March 20, 2019, the Company on March 27, 2019, entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the revolving credit facility on a pari passu and pro rata basis with the principal of such loans. The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the quarter ended September 30, 2020, the Company de-designated the Rate Swap derivative instruments. As a result, the balance in AOCI was frozen at the time of de-designation. The Company recognized $0.3 million in interest expense during the quarter ended September 30, 2020. The remaining balance of $3.5 million frozen in AOCI will be amortized over the life of the Rate Swap through November 6, 2023.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	September 30, 2020	June 30, 2020	September 30, 2020	June 30, 2020
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$580	$35	$365	$130
Long-term derivative assets:
Coffee-related derivative instruments (2)	$23	$10	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$887	$3,322	$409	$706
Interest rate swap derivative instruments	$—	$1,228	$1,334	$—
Long-term derivative liabilities:
Coffee-related derivative instruments (3)	$3	$246	$—	$—
Interest rate swap derivative instruments (3)	$—	$2,613	$2,545	$—
________________
(1) Included in “Short-term derivative assets” on the Company’s condensed consolidated balance sheets.
(2) Included in “Long-term derivative assets” on the Company's condensed consolidated balance sheets.
(3) Included in “Other long-term liabilities” on the Company's condensed consolidated balance sheets.
Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”.

	Three Months Ended September 30,		Financial Statement Classification
(In thousands)	2020	2019
Net losses recognized in AOCI - Interest rate swap	$(304)	$(496)	AOCI
Net (losses) gains recognized from AOCI to earnings - Interest rate swap	$(336)	$20	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap (1)	$(339)	$—	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	$4,265	$(4,699)	AOCI
Net gains (losses) recognized in earnings - Coffee - related	$364	$(3,471)	Cost of goods sold
________________
(1)The $339 thousand of realized loss was due to the amortization of de-designated interest rate swap.
For the three months ended September 30, 2020 and 2019, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s condensed consolidated statements of cash flows also include net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three months ended September 30, 2020 and 2019. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019
Net gains (losses) on coffee-related derivative instruments(1)	$496	$(1,043)
Non-operating pension and other postretirement benefit (2)	7,744	1,248
Other gains (losses), net	319	(2)
Other, net	$8,559	$203
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three months ended September 30, 2020 and 2019.
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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
September 30, 2020	Derivative Assets	$968	$(670)	$—	$298
	Derivative Liabilities	$5,178	$(670)	$—	$4,508
June 30, 2020	Derivative Assets	$175	$(175)	$—	$—
	Derivative Liabilities	$8,115	$(176)	$—	$7,939
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at September 30, 2020, $0.8 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of September 30, 2020.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of September 30, 2020, $2.6 million of net losses on interest rate swap derivative instruments designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
September 30, 2020
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$603	$—	$603	$—
Coffee-related derivative liabilities (1)	$890	$—	$890	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$365	$—	$365	$—
Coffee-related derivative liabilities(1)	$409	$—	$409	$—
Interest rate swap derivative liabilities (2)	$3,879	—	$3,879	—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2020
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$45	$—	$45	$—
Coffee-related derivative liabilities (1)	$3,568	$—	$3,568	$—
Interest rate swap derivative liabilities (2)	$3,841	$—	$3,841	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	$130	$—	$130	$—
Coffee-related derivative liabilities (1)	$706	$—	$706	$—

____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

Note 6. Accounts Receivable, Net

(In thousands)	September 30, 2020	June 30, 2020
Trade receivables	$41,537	$40,695
Other receivables(1)	1,990	1,983
Allowance for doubtful accounts	(1,412)	(1,796)
Accounts receivable, net	$42,115	$40,882
__________
(1) Includes vendor rebates and other non-trade receivables.
The $0.4 million decrease in the allowance for doubtful accounts during the three months ended September 30, 2020 was due to improvement of the Company’s accounts receivable aging balance.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	September 30, 2020	June 30, 2020
Coffee
Processed	$22,153	$17,840
Unprocessed	31,629	32,913
Total	$53,782	$50,753
Tea and culinary products
Processed	$11,709	$10,627
Unprocessed	60	45
Total	$11,769	$10,672
Coffee brewing equipment parts	$6,178	$5,983
Total inventories	$71,729	$67,408

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

Note 8. Property, Plant and Equipment

(In thousands)	September 30, 2020	June 30, 2020
Buildings and facilities	$98,309	$98,293
Machinery, vehicles and equipment	238,157	240,431
Capitalized software	30,285	29,765
Office furniture and equipment	14,114	14,042
	$380,865	$382,531
Accumulated depreciation	(230,948)	(229,829)
Land	12,931	12,931
Property, plant and equipment, net	$162,848	$165,633

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	September 30, 2020	June 30, 2020
Coffee Brewing Equipment	$98,185	$98,734
Accumulated depreciation	(68,685)	$(67,800)
Coffee Brewing Equipment, net	$29,500	$30,934

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019
Depreciation expense	$2,360	$2,339

Other CBE expenses	$5,567	$7,725
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Note 9. Goodwill and Intangible Assets
The carrying value of goodwill was fully impaired and written down to zero as of June 30, 2020. See below.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		September 30, 2020			June 30, 2020
(In thousands)	Weighted Average Amortization Period as of September 30, 2020	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	6.5	$33,003	$(18,042)	$14,961	$33,003	$(17,492)	$—	$15,511
Non-compete agreements	1.2	220	(172)	48	220	(161)	—	59
Recipes	3.1	930	(520)	410	930	(487)	—	443
Trade name/brand name	3.2	510	(392)	118	510	(383)	—	127
Total amortized intangible assets		$34,663	$(19,126)	$15,537	$34,663	$(18,523)	$—	$16,140
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$10,328	$—	$(5,806)	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$10,328	$—	$(5,806)	$4,522
Total intangible assets		$39,185	$(19,126)	$20,059	$44,991	$(18,523)	$(5,806)	$20,662
Aggregate amortization expense for the three months ended September 30, 2020 and 2019 was each $0.6 million.

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended September 30,
	2020	2019
(In thousands)
Service cost	$—	$—
Interest cost	859	1,059
Expected return on plan assets	(1,038)	(1,102)
Amortization of net loss(1)	502	370
Net periodic benefit cost	$323	$327
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	September 30, 2020	June 30, 2020
Discount rate	2.55%	3.45%
Expected long-term return on plan assets	6.25%	6.75%

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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended September 30,
	2020	2019
(In thousands)
Contributions	$228	$428

Outstanding balance of settlement obligations of the Company to certain multiemployer pension plans are as follows:

(In thousands)	September 30, 2020	June 30, 2020
Local 807 Pension Fund (1)	$182	$182
__________
(1) Lump sum cash settlement payment of $3.0 million plus two remaining installment payments of $91,000 due on or before October 1, 2034 and on or before January 1, 2035. As of September 30, 2020, the Company has paid the Local 807 Pension Fund $3.0 million and has accrued $0.2 million within “Accrued pension liabilities” on the Company’s condensed consolidated balance sheet.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company’s participation in these plans is governed by collective bargaining agreements which expire on or before January 31, 2025.
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company recorded matching contributions of $0.7 million in operating expenses in the three months ended September 30, 2019. Effective March 31, 2020, the Company temporarily suspended its 401K matching program in response to the COVID-19 pandemic.

Additionally, the Company makes an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. During the three months ended September 30, 2020 and 2019, the Company contributed a total of 108,426 and 55,624 shares of the Company’s common stock with a value of $0.5 million and $0.9 million, respectively, to eligible participants’ annual plan compensation.

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
The Company’s communication of its intention to amend and terminate the Retiree Medical Plan triggered re-measurement and curtailment of the plan. As a result, the re-measurement generated a prior service credit of $13.4 million to be amortized over the remaining months of the plan, and a revised net periodic postretirement benefit credit for fiscal 2021 of $14.6 million. Also, the Company recognized a one-time non-cash curtailment credit of $5.8 million for the fiscal year ended June 30, 2020.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three months ended September 30, 2020 and 2019. Net periodic postretirement benefit cost was based on employee census information and asset information as of June 30, 2020.

	Three Months Ended September 30,
	2020	2019
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$5	$147
Interest cost	73	214
Amortization of net gain	(2,728)	(125)
Amortization of prior service credit	(4,481)	(392)
Net periodic postretirement benefit credit	$(7,131)	$(156)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2021	2020
Retiree Medical Plan discount rate	0.06%	3.62%
Death Benefit discount rate	2.87%	3.64%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				September 30, 2020		June 30, 2020
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$69,800	5.93%	$122,000	4.91%
On July 23, 2020 (the "Effective Date"), pursuant to Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), the Company amended its existing senior secured revolving credit facility (such facility as amended to date, including pursuant to the Third Amendment, the “Amended Revolving Facility”) with certain financial institutions.
The Third Amendment, among other things:

1.retained the amount of revolving commitments under the Amended Revolving Facility of $125.0 million and the sublimit on letters of credit and swingline loans of $15.0 million each;
2.added a $5.0 million quarterly commitment reduction beginning September 30, 2021;
3.adjusted from cash flow-based to an asset-based lending structure with borrowing a base equal to 85% of eligible accounts receivable plus 50% of eligible inventory with certain permitted maximum over advance amounts, minus certain reserves;
4.removed all previous financial covenants of net leverage ratio, interest coverage ratio and minimum EBITDA;
5.added a covenant relief period (commencing on the effective date and ending upon delivery of a compliance certificate on or after fiscal month ending September 30, 2021), during which the Company must comply with the following:
(i) a minimum cumulative EBITDA covenant, tested on a monthly basis until the last day of June 2021;
(ii) a standalone minimum monthly EBITDA covenant tested on the last day of July 2021 and August          2021; and
(iii) a restriction on capital expenditures such that the amount of capital expenditures shall not exceed $25.0 million in the aggregate.
6.added covenant requiring the Company to comply with a minimum liquidity covenant, tested on a weekly basis;
7.added an anti-cash hoarding provision;
8.added a minimum fixed charge coverage ratio of 1.05:1.00 commencing with fiscal quarter ending September 30, 2021, and tested on a quarterly basis thereafter;
9.modified the applicable margin for base rate loans to range from PRIME + 3.50% to PRIME + 4.50% per annum and the applicable margin for Eurodollar loans to range from Adjusted LIBO Rate + 4.50% to Adjusted LIBO Rate + 5.50% per annum and fixed the commitment fee at 0.50%;
10.provided for the revolving commitments to be reduced upon the occurrence of certain asset dispositions and incurrence of non-permitted indebtedness and imposed additional restrictions on the Company’s ability to utilize certain other negative covenant baskets; and
11.added a requirement to provide mortgages and related mortgage instruments with respect to certain specified real property owned by the Company.

The Amended Revolving Facility is subject to a variety of affirmative and negative covenants of types customary in a senior secured assets-based lending facility and it has no scheduled payback required on the principal prior to the maturity date on November 6, 2023.
As of September 30, 2020, the Company was in compliance with all of the covenants under the Amended Revolving Facility and had utilized $4.3 million of the letters of credit sublimit.
Effective March 27, 2019, the Company entered into an interest rate swap to manage the interest rate risk on its floating-rate indebtedness. See Note 4 for details.

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

	September 30, 2020	June 30, 2020
Allocated shares	1,156,159	1,170,015
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,156,159	1,170,015

(In thousands)
Fair value of ESOP shares	$5,110	$8,588

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Share-based Compensation
Farmer Bros. Co. Long-Term Incentive Plan
As of September 30, 2020, there were 152,970 shares available under the 2017 Plan including shares that were forfeited under the Prior Plans for future issuance. As of September 30, 2020, there were 171,371 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during three months ended September 30, 2020:

Three Months Ended September 30, 2020
Weighted average fair value of NQOs	$4.60
Risk-free interest rate	0.29%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	35.4%

The following table summarizes NQO activity for three months ended September 30, 2020:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2020	528,958	13.92	6.21	55
Granted	29,761	6.72	—	—
Exercised	—	—	—	—
Forfeited	(3,000)	19.62	—	—
Expired	(7,048)	28.46	—	—
Outstanding at September 30, 2020	548,671	13.31	6.08	—
Exercisable at September 30, 2020	86,794	15.38	5.72	—
The weighted-average grant-date fair value of options granted during three months ended September 30, 2020 was $2.36. The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $4.42 at September 30, 2020 and $7.34 at June 30, 2020, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in three months ended September 30, 2020 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
The were no options exercised during the three months ended September 30, 2020 and 2019.
At September 30, 2020 and June 30, 2020, respectively, there was $1.6 million and $1.7 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at September 30, 2020 is expected to be recognized over the weighted average period of 2.0 years. Total compensation expense for NQOs was $210.8 thousand and $99.1 thousand for the three months ended September 30, 2020 and 2019, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the three months ended September 30, 2020:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2020	13,630	28.60	2.36	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2020	13,630	28.60	2.11	—
Exercisable at September 30, 2020	8,822	26.89	1.73	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $4.42 at September 30, 2020 and $7.34 at June 30, 2020, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the three months ended September 30, 2020 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during the three months ended September 30, 2020 and 2019.
At September 30, 2020 and June 30, 2020, there was no unrecognized PNQ compensation cost. Total compensation expense related to PNQs in the three months ended September 30, 2020 and 2019 was zero and $13.7 thousand, respectively.

Restricted Stock
The following table summarizes restricted stock activity for the three months ended September 30, 2020:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	218,604	13.00
Granted	331,303	6.05
Vested/Released	(7,370)	6.78
Cancelled/Forfeited	(4,298)	5.82
Outstanding and nonvested at September 30, 2020	538,239	8.59

The total grant-date fair value of restricted stock granted during the three months ended September 30, 2020 was $2.0 million.

At September 30, 2020 and June 30, 2020, there was $3.2 million and $1.7 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at September 30, 2020 is expected to be recognized over the weighted average period of 1.6 years. Total compensation expense for restricted stock was $0.5 million and $0.2 million, respectively, in the three months ended September 30, 2020 and 2019.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the three months ended September 30, 2020:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	81,337	15.78
Granted(1)	—	—
Vested/Released	—	—
Cancelled/Forfeited	(607)	27.90
Outstanding and nonvested at September 30, 2020	80,730	15.69
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 200% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
There were no PBRSUs granted during the three months ended September 30, 2020.

At September 30, 2020 and June 30, 2020, there was $0.4 million and $0.5 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at September 30, 2020 is expected to be recognized over the weighted average period of 1.9 years. Total compensation expense for PBRSUs was $49.6 thousand and $32.9 thousand, respectively, for the three months ended September 30, 2020 and 2019.
Performance Cash Awards (“PCAs”)
In November 2019, the Company granted PCAs under the 2017 Plan to certain employees. The PCAs cliff vest on the third anniversary of the date of grant based on the Company’s achievement of certain financial performance goals for the performance period July 1, 2019 through June 30, 2022, subject to certain continued employment conditions and subject to acceleration provisions of the 2017 Plan. At the end of the three-year performance period, the amount of PCAs that actually vest will be —% to 200% of the target amount, depending on the extent to which the Company meets or exceeds the achievement of those financial performance goals measured over the full three-year performance period.
The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of September 30, 2020, the Company had recognized accrued liabilities of $72.2 thousand.
At September 30, 2020, there was $0.3 million of unrecognized PCA compensation cost. The unrecognized PCA compensation cost at September 30, 2020 is expected to be recognized over the weighted average period of 2.1 years. Total compensation expense for PCAs was $25.8 thousand and zero for the three months ended September 30, 2020 and 2019, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	September 30, 2020	June 30, 2020
Accrued postretirement benefits	$617	$744
Accrued workers’ compensation liabilities	1,145	1,466
Cumulative preferred dividends, undeclared and unpaid (1)	1,619	1,477
Working capital dispute payable(2)	551	551
Other (3)	2,692	2,564
Other current liabilities	$6,624	$6,802
_________
(1) Represents the cumulative preferred dividends, undeclared and unpaid. Previously accrued long-term portion has been reclassified to current liabilities.
(2) Represents accrued expenses related to working capital disputes in connection with the Company's acquisition of Boyd Coffee on October 2, 2017.
(3) Includes accrued property taxes, sales and use taxes and insurance liabilities.

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	September 30, 2020	June 30, 2020
Derivative liabilities—noncurrent	$2,548	2,859
Deferred compensation(1)	2,075	1,170
Deferred income taxes and other liabilities(2)	1,586	1,494
Finance lease liabilities	—	9
Other long-term liabilities	$6,209	$5,532
___________
(1) Includes payroll taxes and performance cash awards liabilities..
(2) Includes deferred tax liabilities that have an indefinite reversal pattern.

Note 16. Income Taxes
The income tax expense (benefit) and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended September 30,
	2020	2019
Income tax expense (benefit)	$142	$(107)
Effective tax rate	(2.3)%	(2.3)%
The effective tax rate is negative primarily due to the previously recorded valuation allowance and change in the Company’s estimated deferred tax liability. The Company’s interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The Company recognizes the effects of tax legislation in the period in which the law is enacted. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the Company estimates the related temporary differences to reverse. The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of September 30, 2020 and June 30, 2020, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2018. Although the outcome of tax audits is always uncertain, the Company does not

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
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
The following table presents the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,
(In thousands, except share and per share amounts)	2020	2019
Undistributed net (loss) income available to common stockholders	$(6,236)	$4,507
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(176)	10
Net loss available to common stockholders—basic	$(6,412)	$4,517

Weighted average common shares outstanding—basic	17,420,442	17,099,851
Effect of dilutive securities:
Shares issuable under stock options	—	2,390
Shares issuable under PBRSUs	—	4,871
Shares issuable under convertible preferred stock	—	411,301
Weighted average common shares outstanding—diluted	17,420,442	17,518,413
Net (loss) income available to common stockholders per common share—basic	$(0.37)	$0.26
Net (loss) income available to common stockholders per common share—diluted	$(0.37)	$0.26

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	Three Months Ended September 30,
	2020	2019
Shares issuable under stock options	548,671	—
Shares issuable under convertible preferred stock	425,887	—
Shares issuable under PBRSUs	84,364	—

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At September 30, 2020, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	1,110	16,320	1,620	16,320

Note 19. Revenue Recognition
The Company’s primary sources of revenue are sales of coffee, tea and culinary products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales.
The Company delivers products to customers through Direct-store-delivery (“DSD”) to the Company’s customers at their place of business and direct ship from the Company’s warehouse to the customer’s warehouse or facility. Each delivery or shipment made to a third party customer is to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended September 30,
	2020		2019
(In thousands)	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$66,154	68.0%	$87,370	63.0%
Coffee (Frozen Liquid)	2,544	2.6%	7,928	5.7%
Tea (Iced & Hot)	1,630	1.7%	7,705	5.6%
Culinary	10,423	10.7%	14,203	10.2%
Spice	4,746	4.9%	6,206	4.5%
Other beverages(1)	11,355	11.7%	12,734	9.2%
Other revenues(2)	—	—%	1,755	1.3%
Net sales by product category	96,852	99.6%	137,901	99.5%
Fuel surcharge	418	0.4%	699	0.5%
Net sales	$97,270	100.0%	$138,600	100%
____________
(1)Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
(2)Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.

The Company does not have any material contract assets and liabilities as of September 30, 2020. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At September 30, 2020 and June 30, 2020, “Accounts receivable, net” included, $41.5 million and $40.7 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2020 Form 10-K. During the three months ended September 30, 2020, other than the following, or as otherwise disclosed in these footnotes in the current Form 10-Q, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of September 30, 2020, the Company had committed to purchase green coffee inventory totaling $55.9 million under fixed-price contracts, $12.4 million in other inventory under non-cancelable purchase orders and $8.7 million in other purchases under non-cancelable purchase orders.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference was held on July 11, 2019. The Court granted the JDG’s motion for leave to amend its answers to add the coffee exemption regulation as a defense. Concurrently, the Court denied CERT’s motion to add OEHHA as a party but granted CERT’s motions to complete the administrative record with respect to the exemption and to undertake certain third party discovery. A status conference was held November 12, 2019 to discuss discovery issues and dispositive motions. Plaintiff’s motion to compel OEHHA to add documents to the rulemaking file for the new coffee exemption regulation was denied. CERT continues to pursue third-party discovery with plans to file motions to compel appearances of proposed deponents. These motions, along with CERT’s eight summary judgment motions, were heard at a January 21, 2020 hearing where the Court denied several of CERT’s discovery requests. The JDG’s reply in support of its motion for summary judgment was

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

due to the Court on the March 16, 2020 however, on March 17, 2020, notice was given that the Court was rescheduling the hearings set for March 23, 2020. Due to COVID 19 restrictions, the Court continued the hearing on the nine motions until July 16, 2020. At the hearing, the Court denied three of CERT’s motions for summary adjudication that challenged the OEHHA rulemaking, and rescheduled the balance of the pending motions for August 10, 2020. Subsequent to the hearing on January 21, 2020, Plaintiff made broad discovery requests against each of the defendants in hopes of opening up a third round of discovery. The discovery focuses on “additives to” and “flavorings” in coffee. The JDG has responded to the discovery requests but Plaintiff has filed a motion to compel further answers to discovery and production of documents. The Court continued a hearing on this matter until August 21, 2020.
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

Note 21. Sales of Assets
Sale of Branch Property
On September 14, 2020, the Company signed a purchase and sale agreement for the sale of its Austin, Texas branch property for an aggregate purchase price, exclusive of closing costs, of $1.4 million. The sale is expected to close in November 2020. As of September 30, 2020, the net book value of the Austin property is not material.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 22. Subsequent Events
The Company evaluated all events or transactions that occurred after September 30, 2020 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2020 (the “2020 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, duration of the COVID-19 pandemic’s disruption to the Company’s business and customers, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on unemployment rates, the success of the Company’s strategy to recover from the effects of the pandemic, the success of the Company's turnaround strategy, the five key initiatives, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the success of the Company’s adaptation to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future period.

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
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurants, department and convenience store retailers, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. Through our sustainability, stewardship, environmental efforts, and leadership we are not only committed to serving the finest products available, considering the cost needs of the customer, but also emphasize their sustainable cultivation, manufacture and distribution whenever possible.
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
We operate production facilities in Northlake, Texas; Houston, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, Texas, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois and Moonachie, New Jersey. We expect to open and operate an additional distribution center in Rialto, California in the second quarter of the fiscal year. Our products reach our customers primarily in the following ways: through our nationwide Direct-store-delivery (“DSD”) network of approximately 203 delivery routes and 98 branch warehouses as of September 30, 2020, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.

Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic continued to have a significant impact on our DSD sales network. At the beginning of our fiscal first quarter ended September 30, 2020, sales from our DSD customers declined by 45% from pre COVID-19 weekly average sales. However, as of the end of the quarter ended September 30, 2020, due to lifting of some government restrictions, and reopening of some of our customers' businesses, our DSD revenues have improved to an approximate decline of 33% from the pre COVID-19 weekly average sales.
Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have seen moderate increases in demand that have helped mitigate the impact of COVID-19 pandemic.

In addition to the costs saving initiatives to reduce operating expenses and capital expenditures implemented during the fiscal year ended June 30, 2020, we also amended our existing senior secured revolving credit facility during the quarter ended September 30, 2020. The credit facility amendment, as described in the Liquidity section, provides us with increased flexibility to proactively manage our working capital, maintain compliance with our debt financial covenants, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on key strategic initiatives.
The magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, is still uncertain due to the rapid development and fluidity of the situation. While we anticipate that our revenue will continue to recover slowly as local and national governments ease COVID-19 related restrictions, there can be no assurance that we will be successful in returning to the pre

COVID-19 pandemic levels of revenue or profitability. Accordingly, we expect our results of operations will be adversely affected for our fiscal year ending June 30, 2021.

Summary Overview of Three Months Ended September 30, 2020 Results of Operations

During the three months ended September 30, 2020, we experienced sales declines in our DSD and direct ship sales channels compared to the prior year period.
Our DSD network continued to be negatively impacted by the COVID-19 pandemic, and to a lesser extent, net customer attrition. Similar to the fiscal fourth quarter ended June 30, 2020, the largest DSD revenue declines were from restaurants, hotels and casino channels. Our direct ship channel sales were also impacted by lower coffee volumes due to COVID-19 pandemic, partially offset by changes in coffee prices for our cost plus customers and slightly favorable customer mix shift.
During the three months ended September 30, 2020, we experienced lower gross margin compared to the prior year quarter primarily due to lower volumes and the impact of COVID-19 on our DSD business. Gross margins decreased by 6.3% to 23.0% from 29.3% compared to the same prior period mostly due to unfavorable customer mix since our DSD channel has higher margins and higher production variances. The gross margin decline was partially offset by lower freight cost and lower coffee brewing equipment (“CBE”) cost.
Operating expenses were comparable with the prior year quarter driven by a $10.1 million decrease in selling expenses and a $3.0 million decrease in general and administrative expenses, offset by the absence of gains realized from sales of assets in prior year quarter. During the prior year quarter, we completed the sale of certain assets associated with office coffee customers and a branch property for total gains of $14.0 million. Operating expenses benefited from cost savings actions taken due to COVID-19 pandemic, and other cost controls implemented over variable spending.
Our capital expenditures for the three months ended September 30, 2020 were $4.4 million, representing lower maintenance capital spend of $1.6 million, a 17.2% reduction compared to the prior year period. These spending reductions were driven by several key initiatives put in place, including a focus on refurbished CBE equipment to drive cost savings, and reductions across some capital categories due to additional cost controls implemented during the COVID-19 pandemic.
As of September 30, 2020, the outstanding debt on our revolver was $69.8 million, a decrease of $52.2 million since June 30, 2020. Our cash balance decreased by $49.0 million, from $60.0 million as of June 30, 2020, to $11.0 million as of September 30, 2020. These changes resulted from the $55.2 million of repayments on our revolver completed under the terms of our amended credit facility. The net improvement in our liquidity provides additional financial and working capital flexibility as we prepare for our busiest season.

Results of Operations

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	Change	% Change
Income Statement Data:
Net sales	$97,270	$138,600	$(41,330)	(29.8)%
Gross margin	23.0%	29.3%	(6.3)%	NM
Operating expenses as a % of sales	34.8%	24.3%	(10.5)%	NM
(Loss) income from operations	$(11,443)	$6,892	$(18,335)	NM
Net (loss) income	$(6,270)	$4,654	$(10,924)	NM
Net (loss) income available to common stockholders per common share—basic	$(0.37)	$0.26	$(0.63)	NM
Net (loss) income available to common stockholders per common share—diluted	$(0.37)	$0.26	$(0.63)	NM

Operating Data:
Coffee pounds	20,933	25,958	(5,025)	(19.4)%
EBITDA(1)	$2,906	$13,440	$(10,534)	(78.4)%
EBITDA Margin(1)	3.0%	9.7%	(6.7)%	NM
Adjusted EBITDA(1)	$5,693	$4,016	$1,677	41.8%
Adjusted EBITDA Margin(1)	5.9%	2.9%	3.0%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	68.0%	63.0%	5.0%	7.9%
Coffee (Frozen Liquid)	2.6%	5.7%	(3.1)%	(54.4)%
Tea (Iced & Hot)	1.7%	5.6%	(3.9)%	(69.6)%
Culinary	10.7%	10.2%	0.5%	4.9%
Spice	4.9%	4.5%	0.4%	8.9%
Other beverages(2)	11.7%	9.2%	2.5%	27.2%
Other revenues(3)	—%	1.3%	(1.3)%	NM
Net sales by product category	99.6%	99.5%	0.1%	NM
Fuel Surcharge	0.4%	0.5%	(0.1)%	NM
Total	100.0%	100.0%	—%	NM

Other data:
Capital expenditures related to maintenance	$1,595	$4,352	$(2,757)	(63.4)%
Total capital expenditures	$4,366	$5,276	$(910)	(17.2)%
Depreciation and amortization expense	$7,041	$7,617	$(576)	(7.6)%
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

The following table sets forth information regarding our condensed consolidated results of operations for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	Change	% Change
Net sales	$97,270	$138,600	$(41,330)	(29.8)%
Cost of goods sold	74,851	97,959	23,108	23.6%
Gross profit	22,419	40,641	(18,222)	(44.8)%
Selling expenses	23,498	33,614	10,116	30.1%
General and administrative expenses	9,746	12,740	2,994	23.5%
Net losses (gains) from sales of assets	618	(12,605)	(13,223)	(104.9)%
Operating expenses	33,862	33,749	(113)	(0.3)%
(Loss) income from operations	(11,443)	6,892	(18,335)	NM
Other (expense) income:
Interest expense	(3,244)	(2,548)	(696)	(27.3)%
Other, net	8,559	203	8,356	4,116.3%
Total other income (expense)	5,315	(2,345)	7,660	326.7%
(Loss) income before taxes	(6,128)	4,547	(10,675)	234.8%
Income tax expense (benefit)	142	(107)	(249)	(232.7)%
Net (loss) income	$(6,270)	$4,654	(10,924)	234.7%
Less: Cumulative preferred dividends, undeclared and unpaid	142	137	(5)	(3.6)%
Net (loss) income available to common stockholders	$(6,412)	$4,517	(10,929)	242.0%
_____________
NM - Not Meaningful

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Sales
The following table presents changes in units sold, unit price and net sales by product category in the three months ended September 30, 2020 compared to the same periods in the prior fiscal year (in thousands, except unit price and percentages):

	Three Months Ended September 30,		Favorable (Unfavorable)
	2020	2019	Change	% Change
Units sold
Coffee (Roasted)	16,746	20,766	(4,020)	(19.4)%
Coffee (Frozen Liquid)	45	98	(53)	(54.1)%
Tea (Iced & Hot)	350	625	(275)	(44.0)%
Culinary	1,125	1,858	(733)	(39.5)%
Spice	124	167	(43)	(25.7)%
Other beverages(1)	592	939	(347)	(37.0)%
Total	18,982	24,453	(5,471)	(22.4)%

Unit Price
Coffee (Roasted)	$3.95	$4.26	$(0.31)	(7.3)%
Coffee (Frozen Liquid)	$56.53	$80.72	$(24.19)	(30.0)%
Tea (Iced & Hot)	$4.66	$12.33	$(7.67)	(62.2)%
Culinary	$9.26	$7.92	$1.34	16.9%
Spice	$38.27	$37.08	$1.19	3.2%
Other beverages(1)	$19.18	$13.80	$5.38	39.0%
Average unit price	$5.10	$5.67	$(0.57)	(10.1)%

Total Net Sales By Product Category(2)
Coffee (Roasted)	$66,154	$88,375	$(22,221)	(25.1)%
Coffee (Frozen Liquid)	2,544	7,928	(5,384)	(67.9)%
Tea (Iced & Hot)	1,630	7,705	(6,075)	(78.8)%
Culinary	10,423	14,710	(4,287)	(29.1)%
Spice	4,746	6,206	(1,460)	(23.5)%
Other beverages(1)	11,355	12,952	(1,597)	(12.3)%
Net sales by product category	$96,852	$137,876	$(41,024)	(29.8)%
Fuel Surcharge	418	724	(306)	(42.3)%
Total	$97,270	$138,600	$(41,330)	(29.8)%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.
(2) Certain transition service revenues related to the sale of our office coffee assets are not separately presented. The amounts are included in each of the product categories.

Net sales in the three months ended September 30, 2020 decreased $41.3 million, or 29.8%, to $97.3 million from $138.6 million in the three months ended September 30, 2019. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold, tea and culinary products all sold through our DSD network mostly impacted by COVID-19 pandemic, unfavorable customer mix within our direct ship sales, partially offset by the impact of changes in coffee prices for our cost plus customers. Our direct ship net sales in the three months ended September 30, 2020 included $0.9 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $2.5 million in price decreases to customers utilizing such arrangements in the three months ended September 30, 2019.
The following table presents the effect of changes in unit sales, unit pricing and product mix in the three months ended September 30, 2020 compared to the same periods in the prior fiscal year (in millions):

	Three Months Ended September 30, 2020 vs. 2019	% of Total Mix Change
Effect of change in unit sales	$(27.9)	(67.6)%
Effect of pricing and product mix changes	(13.4)	(32.4)%
Total decrease in net sales	$(41.3)	(100.0)%

Unit sales decreased 22.4% and average unit price declined by 10.1% in the three months ended September 30, 2020 as compared to the same period in the prior fiscal year, resulting in a decrease in our net sales of 29.8%. Average unit price decreased during three months ended September 30, 2020 due to a higher mix of product sold via direct ship versus DSD network, as direct ship has a lower average unit price. There were no new product category introductions in the three months ended September 30, 2020 or 2019, which had a material impact on our net sales.

Gross Profit
Gross profit in the three months ended September 30, 2020 decreased $18.2 million, or 44.8%, to $22.4 million from $40.6 million in the three months ended September 30, 2019. Gross margin decreased to 23.0% in the three months ended September 30, 2020 from 29.3% in the three months ended September 30, 2019. The decrease in gross profit was primarily driven by lower net sales of $41.3 million, partially offset by lower costs of goods sold. Gross margin during the three months ended September 30, 2020 was negatively impacted by the COVID-19 pandemic on DSD customers, unfavorable customer mix and higher production variances, partially offset by lower freight costs, lower CBE costs and the impact of changes in coffee prices during the three months ended September 30, 2020.

Operating Expenses
In the three months ended September 30, 2020, operating expenses were comparable with prior year period at $33.9 million, or 34.8% of net sales, from $33.7 million, or 24.3% of net sales, due to a $10.1 million decrease in selling expenses and a $3.0 million decrease in general and administrative expenses, offset by the absence of $14.0 million in net gains realized from sales of assets in prior year quarter.
Net gains from sales of assets in prior year quarter were primarily associated with the sales of the office coffee assets and one branch property of $7.2 million and $6.8 million, respectively.
The decrease in selling expenses was primarily driven by reductions in headcount, lower DSD sales commissions, lower travel expenses and lower fleet and freight costs. The decrease in general and administrative expenses was associated primarily with reductions in third party costs and reductions in headcount due to the COVID-19 pandemic.

Total Other Income (Expense)
Total other income (expense) in the three months ended September 30, 2020 was $5.3 million of income compared to $2.3 million of expense in the three months ended September 30, 2019. The change in total other income (expense) in the three months ended September 30, 2020 was primarily a result of;

•higher employee postretirement benefit gains due to the plan curtailment;
•higher interest expense; and
•higher net gains on coffee-related derivative instruments in the three months ended September 30, 2020.

Interest expense in the three months ended September 30, 2020 increased $0.7 million to $3.2 million from $2.5 million in the prior year period. The increase in interest expense in the three months ended September 30, 2020 was principally due to the write-off of deferred finance cost related to our debt amendment and the amortization of de-designated interest rate swap costs, offset by lower pension interest expense..
Other, net in the three months ended September 30, 2020 increased by $8.4 million to $8.6 million compared to $0.2 million in the prior year period. The increase in Other, net was primarily a result of higher amortized gains on our postretirement medical benefit plan due to the curtailment announced in March 2020 and higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges.

Income Taxes
In the three months ended September 30, 2020, we recorded income tax expense of $0.1 million compared to income tax benefit of $0.1 million in the three months ended September 30, 2019. The tax expense and tax benefit in the three months ended September 30, 2020 and 2019, respectively, were primarily driven by change in previously recorded valuation allowance and change in our estimated deferred tax liability. See Note 16, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Non-GAAP Financial Measures
In addition to net (loss) income determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
“EBITDA” is defined as net (loss) income excluding the impact of:
•income taxes;
•interest expense; and
•depreciation and amortization expense.
“EBITDA Margin” is defined as EBITDA expressed as a percentage of net sales.
“Adjusted EBITDA” is defined as net (loss) income excluding the impact of:
•income taxes;
•interest expense;
•(loss) income from short-term investments;
•depreciation and amortization expense;
•ESOP and share-based compensation expense;
•non-cash impairment losses;
•non-cash pension withdrawal expense;
•restructuring and other transition expenses;
•severance costs;
•proxy contest-related expenses;
•non-recurring costs associated with the COVID-19 pandemic;
•net gains and losses from sales of assets;
•non-cash pension settlements and postretirement benefits curtailment; and
•acquisition, integration and strategic costs.

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
Set forth below is a reconciliation of reported net income (loss) to EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2020	2019
Net (loss) income, as reported	$(6,270)	$4,654
Income tax (benefit) expense	142	(107)
Interest expense (1)	1,993	1,276
Depreciation and amortization expense	7,041	7,617
EBITDA	$2,906	$13,440
EBITDA Margin	3.0%	9.7%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended September 30,
(In thousands)	2020	2019
Net (loss) income, as reported	$(6,270)	$4,654
Income tax (benefit) expense	142	(107)
Interest expense(1)	1,993	1,276
Depreciation and amortization expense	7,041	7,617
ESOP and share-based compensation expense	1,155	869
Strategic initiatives	341	—
Net losses (gains) from sales of other assets	618	(12,605)
Non-recurring costs associated with the COVID-19 pandemic	111	—
Severance	562	2,312
Adjusted EBITDA(2)	$5,693	$4,016
Adjusted EBITDA Margin	5.9%	2.9%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
(2) Adjusted EBITDA for the three months ended September 30, 2020 includes $7.2 million of higher amortized gains resulting from the curtailment of the postretirement medical plan in March 2020. These higher gains will continue until the plan sunset on January 1, 2021. See Note 10 for details.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				September 30, 2020		June 30, 2020
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$69,800	5.93%	$122,000	4.91%

Revolving Credit Facility
On July 23, 2020 (the "Effective Date"), pursuant to Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), the Company amended its existing senior secured revolving credit facility (such facility as amended to date, including pursuant to the Third Amendment, the “Amended Revolving Facility”) with certain financial institutions. The Third Amendment, among other things:
1.retained the amount of revolving commitments under the Amended Revolving Facility of $125.0 million and the sublimit on letters of credit and swingline loans of $15.0 million each;
2.added a $5.0 million quarterly commitment reduction beginning September 30, 2021;
3.adjusted from cash flow-based to an asset-based lending structure with borrowing a base equal to 85% of eligible accounts receivable plus 50% of eligible inventory with certain permitted maximum over advance amounts, minus certain reserves;
4.removed all previous financial covenants of net leverage ratio, interest coverage ratio and minimum EBITDA;
5.added a covenant relief period (commencing on the effective date and ending upon delivery of a compliance certificate on or after fiscal month ending September 30, 2021), during which the Company must comply with the following:
(i) a minimum cumulative EBITDA covenant, tested on a monthly basis until the last day of June 2021;
(ii) a standalone minimum monthly EBITDA covenant tested on the last day of July 2021 and August          2021; and
(iii) a restriction on capital expenditures such that the amount of capital expenditures shall not exceed $25.0 million in the aggregate.
6.added covenant requiring the Company to comply with a minimum liquidity covenant, tested on a weekly basis;
7.added an anti-cash hoarding provision;
8.added a minimum fixed charge coverage ratio of 1.05:1.00 commencing with fiscal quarter ending September 30, 2021, and tested on a quarterly basis thereafter;
9.modified the applicable margin for base rate loans to range from PRIME + 3.50% to PRIME + 4.50% per annum and the applicable margin for Eurodollar loans to range from Adjusted LIBO Rate + 4.50% to Adjusted LIBO Rate + 5.50% per annum and fixed the commitment fee at 0.50%;
10.provided for the revolving commitments to be reduced upon the occurrence of certain asset dispositions and incurrence of non-permitted indebtedness and imposed additional restrictions on the Company’s ability to utilize certain other negative covenant baskets; and
11.added a requirement to provide mortgages and related mortgage instruments with respect to certain specified real property owned by the Company.

The Amended Revolving Facility is subject to a variety of affirmative and negative covenants of types customary in a senior secured asset-based lending facility and it has no scheduled payback required on the principal prior to the maturity date on November 6, 2023.
Effective March 27, 2019, we entered into an interest rate swap to manage our interest rate risk on our floating-rate indebtedness. See Note 4 for details.
At October 28, 2020, we had outstanding borrowings of $69.0 million and utilized $4.3 million of the letters of credit sublimit under the Amended Revolving Facility. The amount available to borrow is subject to compliance with the applicable financial covenants set out under the Amended Revolving Facility.

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
The Amended Revolving Facility includes financial covenants as described above, and as further detailed therein. As of September 30, 2020, we were in compliance with all of the covenants under the Amended Revolving Facility, and no event of default has occurred or existed through November 5, 2020, the date we filed our fiscal first quarter ended September 30, 2020 Form 10-Q.

At September 30, 2020, we had $11.0 million in cash and cash equivalents and none of the cash in our coffee-related derivative margin accounts was restricted.

Impact of COVID-19 on Our Liquidity
The COVID-19 pandemic and related restrictive measures such as travel bans, quarantines, shelter-in-place orders, and shutdowns as well as changes in recent consumer behavior, have had an adverse impact on certain of our DSD customers, particularly restaurants, hotels, casinos and coffeehouses. Many of these customers have been forced to close or curtail operations, and are purchasing at reduced volumes, if at all. We are unable to predict the rate at which these customers will resume operations and purchases as the restrictive measures are lifted. As a result, sales from our DSD customers have declined from pre COVID-19 average sales. As of the end of the quarter ended September 30, 2020, due to lifting of some the government restrictions, and reopening of some of our customers' businesses, our revenues have recovered to some extent but are still down by about 33% from the pre COVID-19 pandemic weeks, which is a significant improvement from the decline of approximately 65% to 70% at the end of March 2020.
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

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	Three Months Ended September 30,
	2020	2019
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash provided (used) by operating activities	$8,985	$(3,887)
Net cash (used) provided in investing activities	(4,140)	11,342
Net cash used by financing activities	(53,833)	(7,013)
Net (decrease) increase in cash and cash equivalents	$(48,988)	$442
Operating Activities
Net cash provided and used in operating activities were $9.0 million and $3.9 million, respectively, in the three months ended September 30, 2020 and 2019. The $12.9 million increase in cash provided was primarily attributable to a lower use of cash for working capital during the current fiscal period. Working capital during the three months ended September 30, 2020 was impacted by, among other items, declines in revenues and related net income, partially offset by improved timing of vendor cash settlements, reduced cash purchases to fund inventory levels and improved collections of trade accounts receivable balances.
Investing Activities
Net cash used by investing activities during the three months ended September 30, 2020 was $4.1 million as compared to net cash provided of $11.3 million in the three months ended September 30, 2019. The decrease in cash provided by investment activities was principally due to net cash proceeds from the sale of assets during the three months ended September 30, 2019 of $16.6 million as compared to $0.2 million in the current period.

Financing Activities
Net cash used in financing activities during the three months ended September 30, 2020 increased $46.8 million as compared to the three months ended September 30, 2019. The increase in net cash used in financing activities in the current period, is primarily due to $52.2 million in net payments under our revolving facility compared to $7.0 million in net payments in the prior period. The $52.2 million in net payments in the months ended September 30, 2019, was due to compliance with the anti-cash hoarding provision under the Amended Revolving Facility.

Capital Expenditures
For the three months ended September 30, 2020 and 2019, our capital expenditures paid were as follows:

	Three Months Ended September 30,
(In thousands)	2020	2019
Maintenance:
Coffee brewing equipment	$1,100	$2,145
Building and facilities	45	75
Vehicles, machinery and equipment	95	687
IT, software, office furniture and equipment	355	1,445
Capital expenditures, maintenance	$1,595	$4,352

Expansion Project:
Machinery and equipment	$2,410	$924
IT equipment	$361	$—
Capital expenditures, Expansion Project	$2,771	$924

Total capital expenditures	$4,366	$5,276
In fiscal year 2021, we anticipate paying between $10.0 million to $13.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility.
Depreciation and amortization expenses were $7.0 million and $7.6 million in the three months ended September 30, 2020 and 2019, respectively. We anticipate our depreciation and amortization expense will be approximately $6.8 million to $7.3 million per quarter in the remainder of fiscal year 2021 based on our existing fixed asset commitments and the useful lives of our intangible assets.
Commitments and Contingencies
As of September 30, 2020, we had committed to purchase green coffee inventory totaling $55.9 million under fixed-price contracts, $12.4 million in other inventory under non-cancelable purchase orders and $8.7 million in other purchases under non-cancelable purchase orders.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. For a summary of our significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and in our 2020 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2020 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and in our 2020 Form 10-K. For a summary of our critical accounting estimates, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our 2020 Form 10-K.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
At September 30, 2020, under our amended credit facility, we were eligible to borrow up to a total of $125.0 million, subject to compliance with applicable financial covenants under the Amended Revolving Facility as described above and had outstanding borrowings of $69.8 million and utilized $4.3 million of the letters of credit sublimit. As a result of the interest rate swap, only $4.8 million was subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolving Facility at September 30, 2020 was 5.93%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of September 30, 2020:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$4,800	4.43%	$213
–100 basis points	$4,800	4.93%	$237
Unchanged	$4,800	5.93%	$285
+100 basis points	$4,800	6.93%	$333
+150 basis points	$4,800	7.43%	$357

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
The following table summarizes the potential impact as of September 30, 2020 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$968	$(968)	$2,782	$(2,782)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of September 30, 2020. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of September 30, 2020, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended June 30, 2020, which is accessible on the SEC’s website at www.sec.gov. During the three months ended September 30, 2020, there have been no material changes to the risk factors disclosed in our 2020 Form 10‑K.

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

3.2
Amended and Restated Certificate of Incorporation of Farmer Bros. Co. (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2019 and incorporated herein by reference).

3.3
Amendment No. 1 to Amended and Restated Bylaws of Farmer Bros. Co. (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2020 and incorporated herein by reference).

3.4
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
November 5, 2020

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
November 5, 2020