Form 10-Q
period 2020-12-31
FARMER BROTHERS CO
filed 2021-02-05
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-34249
FARMER BROS. CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			95-0725980
(State of Incorporation)			(I.R.S. Employer Identification No.)
1912 Farmer Brothers Drive,	Northlake,	Texas	76262
(Address of Principal Executive Offices; Zip Code)

	682		549-6600
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)		Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	FARM		NASDAQ Global Select Market

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
YES ☐ NO  ☒
As of January 26, 2021, the registrant had 17,771,241 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,857	$60,013
Accounts receivable, net	41,864	40,882
Inventories	80,617	67,408
Income tax receivable	—	831
Short-term derivative assets	3,772	165
Prepaid expenses	8,303	7,414
Total current assets	140,413	176,713
Property, plant and equipment, net	159,855	165,633
Intangible assets, net	19,457	20,662
Other assets	8,700	8,564
Long-term derivatives assets	—	10
Right-of-use operating lease assets	27,658	21,117
Total assets	$356,083	$392,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	49,797	36,987
Accrued payroll expenses	15,769	9,394
Operating leases liabilities - current	7,029	5,854
Short-term derivative liabilities	1,428	5,255
Other current liabilities	7,489	6,802
Total current liabilities	81,512	64,292
Long-term borrowings under revolving credit facility	82,000	122,000
Accrued pension liabilities	56,358	58,772
Accrued postretirement benefits	10,309	9,993
Accrued workers’ compensation liabilities	3,687	4,569
Operating lease liabilities - noncurrent	20,770	15,628
Other long-term liabilities	5,254	5,532
Total liabilities	$259,890	$280,786
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of December 31, 2020 and June 30, 2020; liquidation preference of $16,463 and $16,178 as of December 31, 2020 and June 30, 2020, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,591,084 and 17,347,774 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	17,591	17,348
Additional paid-in capital	63,739	62,043
Retained earnings	84,256	108,536
Accumulated other comprehensive loss	(69,408)	(76,029)
Total stockholders’ equity	$96,193	$111,913
Total liabilities and stockholders’ equity	$356,083	$392,699
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net sales	$104,571	$152,498	$201,841	$291,098
Cost of goods sold	78,321	108,513	153,173	206,472
Gross profit	26,250	43,985	48,668	84,626
Selling expenses	24,769	34,906	48,268	68,520
General and administrative expenses	11,570	11,266	21,316	24,006
Net gains from sales of assets	(1,168)	(11,057)	(549)	(23,662)
Impairment of fixed assets	1,243	—	1,243	—
Operating expenses	36,414	35,115	70,278	68,864
(Loss) income from operations	(10,164)	8,870	(21,610)	15,762
Other (expense) income:
Interest expense	(2,938)	(2,859)	(6,181)	(5,407)
Other, net	9,080	1,662	17,639	1,865
Total other income (expense)	6,142	(1,197)	11,458	(3,542)
(Loss) income before taxes	(4,022)	7,673	(10,152)	12,220
Income tax expense (benefit)	13,703	(81)	13,845	(188)
Net (loss) income	(17,725)	7,754	(23,997)	12,408
Less: Cumulative preferred dividends, undeclared and unpaid	143	138	284	275
Net (loss) income available to common stockholders	$(17,868)	$7,616	$(24,281)	$12,133
Net (loss) income available to common stockholders per common share—basic	$(1.02)	$0.44	$(1.39)	$0.71
Net (loss) income available to common stockholders per common share—diluted	$(1.02)	$0.43	$(1.39)	$0.69
Weighted average common shares outstanding—basic	17,531,521	17,159,108	17,477,268	17,127,153
Weighted average common shares outstanding—diluted	17,531,521	17,583,335	17,477,268	17,550,144

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net (loss) income	$(17,725)	$7,754	$(23,997)	$12,408
Other comprehensive (loss) income, net of tax:
Unrealized gains on derivative instruments designated as cash flow hedges, net of tax	3,367	11,284	7,327	7,395
(Losses) gains on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	(232)	4,661	(260)	7,249
Losses on derivative instruments de-designated as cash flow hedges reclassified to interest expense, net of tax	320	—	659	—
Change in pension and retiree benefit obligations, net of tax	6,184	—	(1,105)	—
Total comprehensive (loss) income, net of tax	$(8,086)	$23,699	$(17,376)	$27,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	14,700	15	17,347,774	17,348	62,043	108,536	(76,029)	$111,913
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Net reclassification of unrealized gains on cash flow hedges, net of taxes	—	—	—	—	—	—	4,271	4,271
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	(7,289)	(7,289)
ESOP compensation expense, including reclassifications	—	—	76,671	77	323	—	—	400
Share-based compensation	—	—	—	—	745	—	—	745
Issuance of common stock and stock option exercises	—	—	7,370	7	(7)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(142)	—	(142)
Balance at September 30, 2020	14,700	15	17,431,815	17,432	63,104	102,124	(79,047)	103,628
Net loss	—	—	—	—	—	(17,725)	—	(17,725)
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	3,455	3,455
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	6,184	6,184
ESOP compensation expense, including reclassifications	—	—	108,426	108	287	—	—	395
Share-based compensation	—	—	—	—	399	—	—	399
Issuance of common stock and stock option exercises	—	—	50,843	51	(51)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(143)	—	(143)
Balance at December 31, 2020	14,700	$15	17,591,084	$17,591	$63,739	$84,256	$(69,408)	$96,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$(63,652)	157,494
Net income	—	—	—	—	—	4,654	—	4,654
Net reclassification of unrealized losses on cash flow hedges, net of taxes	—	—	—	—	—	—	(1,301)	(1,301)
ESOP compensation expense, including reclassifications	—	—	52,534	53	807	—	—	860
Share-based compensation	—	—	—	—	(1)	—	—	(1)
Issuance of common stock and stock option exercises	—	—	532	—	—	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2019	14,700	15	17,095,198	17,095	58,718	150,694	(64,953)	161,569
Net income	—	—	—	—	—	7,754	—	7,754
Net reclassification of unrealized gains on cash flow hedges, net of taxes	—	—	—	—	—	—	15,945	15,945
ESOP compensation expense, including reclassifications	—	—	55,623	56	525	—	—	581
Share-based compensation	—	—	—	—	319	—	—	319
Issuance of common stock and stock option exercises	—	—	26,627	29	101	—	—	130
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(138)	—	(138)
Balance at December 31, 2019	14,700	$15	17,177,448	$17,180	$59,663	$158,310	$(49,008)	$186,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(23,997)	$12,408
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,349	15,211
Postretirement and Pension benefits gains	(14,577)	—
Deferred income taxes	13,472	—
Impairment of fixed assets	1,243	—
Net gains from sales of assets	(549)	(23,662)
Net (gains) losses on derivative instruments	(2,093)	4,075
Other adjustments	1,776	1,794
Change in operating assets and liabilities:
Accounts receivable	(818)	(5,285)
Inventories	(13,209)	1,804
Derivative assets/liabilities, net	1,761	1,965
Other assets	2,418	361
Accounts payable	12,430	(10,608)
Accrued expenses and other	3,971	(258)
Net cash used by operating activities	$(3,823)	$(2,195)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,636)	(9,007)
Proceeds from sales of property, plant and equipment	1,926	35,247
Net cash (used) provided in investing activities	$(7,710)	$26,240
Cash flows from financing activities:
Proceeds from revolving credit facility	$21,150	$38,000
Repayments on revolving credit facility	(61,150)	(60,000)
Payments of finance lease obligations	(9)	(27)
Payment of financing costs	(2,614)	—
Proceeds from stock option exercises	—	129
Net cash used by financing activities	$(42,623)	$(21,898)
Net (decrease) increase in cash and cash equivalents	$(54,156)	$2,147
Cash and cash equivalents at beginning of period	60,013	6,983
Cash and cash equivalents at end of period	$5,857	$9,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
(In thousands)
	Six Months Ended December 31,
	2020	2019
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$380	$284
Non-cash issuance of 401-K common stock	$185	$109
Cumulative preferred dividends, undeclared and unpaid	$284	$275

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Events occurring subsequent to December 31, 2020 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and six months ended December 31, 2020.

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
During the three and six months ended December 31, 2020, other than as set forth below and the adoption of Financial Accounting Standards Board Accounting (“FASB”) Standards Update (“ASU”) ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) and ASU 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service” (“ASU 2018-15”), there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At December 31, 2020 and June 30, 2020, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions. At December 31, 2020 and June 30, 2020, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 29% and 39% of the Company’s trade accounts receivable balance was with five customers at December 31, 2020 and June 30, 2020, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for doubtful accounts.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its condensed consolidated financial statements.

The following table provides a brief description of the applicable recent ASUs issued by the FASB:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)	The London Interbank Offered Rate (LIBOR) is set to expire at the end of 2021. Contracts affected by the rate change would be required to be modified. Under current U.S. GAAP, those modifications would have to be evaluated to determine whether they result in new contracts or continuation of the existing contracts. ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the transition from LIBOR to alternative reference rate.	Issuance date of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact ASU 2020-04 will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU 2019-12").	ASU 2019-12 guidance simplifies the accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). With the removal of this exception, entities will determine the tax effect of pre-tax income or loss from continuing operations without consideration of the tax effects of other items that are not included in continuing operations.	Annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	The Company is currently evaluating the impact ASU 2019-12 will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).	ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	Annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	The Company adopted the new guidance effective July 1, 2020 on a prospective basis which did not require the Company to adjust comparative periods. Adoption of ASU 2018-15 did not have a material impact on the results of operations, financial position or cash flows of the Company.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”).	ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant.	Annual periods beginning after December 15, 2020. Early adoption is permitted.	Effective for the Company beginning July 1, 2021. The Company is currently evaluating the impact ASU 2018-14 will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-13.	The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. The amendments in ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.	Annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods.	The Company adopted the new guidance effective July 1, 2020 on a modified retrospective basis. Adoption of ASU 2016-13 did not have a material impact on the results of operations, financial position or cash flows of the Company.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 3. Leases
The Company has entered into leases for building facilities, vehicles and other equipment. The Company’s leases have remaining contractual terms of up to 10 years, some of which have options to extend the lease for up to 10 years. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease renewal until it is reasonably certain that the Company will exercise that option. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
In September 2020, the Company entered a new 89 month lease for its western U.S. distribution center. The lease terminates on March 31, 2028, with a one 5 year renewal option. The lease has been classified as an operating lease and included in the lease tables and the related disclosures below.
Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	December 31, 2020	June 30, 2020
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$27,658	21,117
Finance lease assets	Property, plant and equipment, net	—	9
Total lease assets		$27,658	$21,126

Operating lease liabilities - current	Operating lease liabilities - current	$7,029	5,854
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	20,770	15,628
Finance lease liabilities	Other long-term liabilities	—	9
Total lease liabilities		$27,799	$21,491

The components of lease expense are as follows:

		Three Months Ended December 31,		Six Months Ended December 31,
	Classification	2020	2019	2020	2019
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$1,953	$1,253	$3,578	$2,363
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	—	13	9	26
Interest on finance lease liabilities	Interest expense	—	—	—	1
Total lease expense		$1,953	$1,266	$3,587	$2,390

	December 31, 2020
(In thousands)	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2021	$3,874	$—
2022	5,971	—
2023	5,429	—
2024	5,159	—
2025	4,019	—
Thereafter	7,877	—
Total lease payments	32,329	—
Less: interest	(4,530)	—
Total lease obligations	$27,799	$—

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Lease term and discount rate:

	December 31, 2020	June 30, 2020
Weighted-average remaining lease terms (in years):
Operating lease	7.7	8.3
Finance lease	0.0	0.2

Weighted-average discount rate:
Operating lease	5.01%	4.50%
Finance lease	—%	4.50%

    Other Information:

	Six Months Ended December 31,
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,835	$2,165
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$9	$25

Leased assets obtained in exchange for new finance lease liabilities	$—	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$—

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at December 31, 2020 and June 30, 2020:

(In thousands)	December 31, 2020	June 30, 2020
Derivative instruments designated as cash flow hedges:
Long coffee pounds	17,100	36,413
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	8,003	8,348
Total	25,103	44,761

Coffee-related derivative instruments designated as cash flow hedges outstanding as of December 31, 2020 will expire within 12 months. At December 31, 2020 and June 30, 2020 approximately 68% and 81%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) which was effective March 20, 2019, the Company on March 27, 2019, entered into an interest rate swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company’s revolving credit facility. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the revolving credit facility on a pari passu and pro rata basis with the principal of such loans. The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the quarter ended September 30, 2020, the Company de-designated the Rate Swap derivative instruments. As a result, the balance in AOCI was frozen at the time of de-designation. The Company recognized $0.3 million and $0.7 million, respectively, in interest expense for the three and six months ended December 31, 2020. The remaining balance of $3.2 million frozen in AOCI will be amortized over the life of the Rate Swap through November 6, 2023.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2020
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$2,573	$35	$1,199	$130
Long-term derivative assets:
Coffee-related derivative instruments (2)	$—	$10	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$73	$3,322	$6	$706
Interest rate swap derivative instruments	$—	$1,228	$1,349	$—
Long-term derivative liabilities:
Coffee-related derivative instruments (3)	$—	$246	$—	$—
Interest rate swap derivative instruments (3)	$—	$2,613	$2,224	$—
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

	Three Months Ended December 31,		Six Months Ended December 31,		Financial Statement Classification
(In thousands)	2020	2019	2020	2019
Net losses recognized in AOCI - Interest rate swap	$—	$448	$(304)	$(48)	AOCI
Net (losses) recognized from AOCI to earnings - Interest rate swap	$(9)	$(52)	$(344)	$(32)	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap (1)	$(320)	$—	$(659)	$—	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap(2)	$—	$(407)	$—	$(407)	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	$3,101	$12,130	$7,366	$7,431	AOCI
Net gains (losses) recognized in earnings - Coffee - related	$240	$(3,451)	$604	$(6,922)	Cost of goods sold
________________
(1)The $320 thousand of realized loss was due to the amortization of de-designated interest rate swap.
(2)The $407 thousand of realized loss was due to partial unwinding of interest rate swap resulting from the amendment of the notional amount from $80.0 million to $65.0 million.
For the three and six months ended December 31, 2020 and 2019, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s condensed consolidated statements of cash flows also include net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and six months ended December 31, 2020 and 2019. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Net gains (losses) on coffee-related derivative instruments(1)	$1,338	$419	$1,834	$(624)
Non-operating pension and other postretirement benefit (2)	7,744	1,248	15,488	2,496
Other gains (losses), net	(2)	(5)	317	(7)
Other, net	$9,080	$1,662	$17,639	$1,865
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and six months ended December 31, 2020 and 2019.
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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
December 31, 2020	Derivative Assets	$3,772	$(79)	$—	$3,693
	Derivative Liabilities	$3,652	$(79)	$—	$3,573
June 30, 2020	Derivative Assets	$175	$(175)	$—	$—
	Derivative Liabilities	$8,115	$(176)	$—	$7,939
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at December 31, 2020, $3.6 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of December 31, 2020.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of December 31, 2020, $1.3 million of net losses on interest rate swap derivative instruments de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$2,573	$—	$2,573	$—
Coffee-related derivative liabilities (1)	$73	$—	$73	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$1,199	$—	$1,199	$—
Coffee-related derivative liabilities(1)	$6	$—	$6	$—
Interest rate swap derivative liabilities (2)	$3,573	—	$3,573	—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2020
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$45	$—	$45	$—
Coffee-related derivative liabilities (1)	$3,568	$—	$3,568	$—
Interest rate swap derivative liabilities (2)	$3,841	$—	$3,841	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	$130	$—	$130	$—
Coffee-related derivative liabilities (1)	$706	$—	$706	$—

____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

Note 6. Accounts Receivable, Net

(In thousands)	December 31, 2020	June 30, 2020
Trade receivables	$40,946	$40,695
Other receivables(1)	2,134	1,983
Allowance for doubtful accounts	(1,216)	(1,796)
Accounts receivable, net	$41,864	$40,882
__________
(1) Includes vendor rebates and other non-trade receivables.
The $0.6 million decrease in the allowance for doubtful accounts during the six months ended December 31, 2020 was due to improvement of the Company’s accounts receivable aging balance.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	December 31, 2020	June 30, 2020
Coffee
Processed	$24,799	$17,840
Unprocessed	34,857	32,913
Total	$59,656	$50,753
Tea and culinary products
Processed	$14,838	$10,627
Unprocessed	69	45
Total	$14,907	$10,672
Coffee brewing equipment parts	$6,054	$5,983
Total inventories	$80,617	$67,408

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

Note 8. Property, Plant and Equipment

(In thousands)	December 31, 2020	June 30, 2020
Buildings and facilities	$98,002	$98,293
Machinery, vehicles and equipment	237,726	240,431
Capitalized software	23,659	29,765
Office furniture and equipment	13,270	14,042
	$372,657	$382,531
Accumulated depreciation	(225,646)	(229,829)
Land	12,844	12,931
Property, plant and equipment, net	$159,855	$165,633

During the second quarter ended December 31, 2020, the Company completed the implementation of a new route handheld equipment, and wrote-off $0.9 million of the remaining net book value of the previous route handheld equipment and $0.3 million of other assets.

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	December 31, 2020	June 30, 2020
Coffee Brewing Equipment	$98,414	$98,734
Accumulated depreciation	(69,765)	$(67,800)
Coffee Brewing Equipment, net	$28,649	$30,934

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Depreciation expense	$2,334	$2,327	$4,694	$4,666

Other CBE expenses	$5,968	$8,446	$11,536	$16,171
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Note 9. Goodwill and Intangible Assets
The carrying value of goodwill was fully impaired and written down to zero as of June 30, 2020.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		December 31, 2020			June 30, 2020
(In thousands)	Weighted Average Amortization Period as of December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	6.2	$33,003	$(18,591)	$14,412	$33,003	$(17,492)	$—	$15,511
Non-compete agreements	1.0	220	(182)	38	220	(161)	—	59
Recipes	2.8	930	(553)	377	930	(487)	—	443
Trade name/brand name	2.9	510	(402)	108	510	(383)	—	127
Total amortized intangible assets		$34,663	$(19,728)	$14,935	$34,663	$(18,523)	$—	$16,140
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$10,328	$—	$(5,806)	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$10,328	$—	$(5,806)	$4,522
Total intangible assets		$39,185	$(19,728)	$19,457	$44,991	$(18,523)	$(5,806)	$20,662
Aggregate amortization expense for the three months ended December 31, 2020 and 2019 was $0.6 million in each period. Aggregate amortization expense for the six months ended December 31, 2020 and 2019 was $1.2 million in each period.

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	859	1,059	1,718	2,118
Expected return on plan assets	(1,038)	(1,102)	(2,075)	(2,203)
Amortization of net loss(1)	502	370	1,005	740
Net periodic benefit cost	$323	$327	$648	$655
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	December 31, 2020	June 30, 2020
Discount rate	2.55%	3.45%
Expected long-term return on plan assets	6.25%	6.75%

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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
(In thousands)
Contributions	$309	$452	$537	$880

Outstanding balance of settlement obligations of the Company to certain multiemployer pension plans are as follows:

(In thousands)	December 31, 2020	June 30, 2020
Local 807 Pension Fund	$182	$182

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
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company recorded matching contributions of $0.6 million and $1.3 million, respectively, in operating expenses in the three and six months ended December 31, 2019. Effective March 31, 2020, the Company temporarily suspended its 401K matching program in response to the COVID-19 pandemic.

Additionally, the Company makes an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. During the three and six months ended December 31, 2020, the Company contributed a total of 162,259 and 270,685 shares of the Company’s common stock with a value of $0.8 million and $1.2 million, respectively, to eligible participants’ annual plan compensation. During the three and six months ended December 31, 2019, the Company contributed a total of 54,025 and 109,649 shares of the Company’s common stock with a value of $0.6 million and $1.4 million, respectively, to eligible participants’ annual plan compensation.

Postretirement Benefits
Retiree Medical Plan and Death Benefit
On March 23, 2020, the Company announced a plan to amend and terminate the postretirement medical benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”) effective December 31, 2020. The plan provides medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents are scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan was unfunded and its liability was calculated using an assumed discount rate.
The Company’s communication of its intention to amend and terminate the Retiree Medical Plan triggered re-measurement and curtailment of the plan. As a result, the re-measurement generated a prior service credit of $13.4 million to be amortized over the remaining months of the plan, and a revised net periodic postretirement benefit credit for fiscal 2021 of $14.6 million. Also, the Company recognized a one-time non-cash curtailment credit of $5.8 million for the fiscal year ended June 30, 2020. As of December 31, 2020, the Retiree Medical Plan has terminated.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three and six months ended December 31, 2020 and 2019. Net periodic postretirement benefit cost was based on employee census information and asset information as of June 30, 2020.

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$5	$147	$10	$294
Interest cost	73	214	147	428
Amortization of net gain	(2,728)	(125)	(5,456)	(250)
Amortization of prior service credit	(4,481)	(392)	(8,961)	(784)
Net periodic postretirement benefit credit	$(7,131)	$(156)	$(14,260)	$(312)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2021	2020
Retiree Medical Plan discount rate	0.06%	3.62%
Death Benefit discount rate	2.87%	3.64%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				December 31, 2020		June 30, 2020
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$82,000	6.56%	$122,000	4.91%
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
As of December 31, 2020, the Company was in compliance with all of the covenants under the Amended Revolving Facility and had utilized $4.3 million of the letters of credit sublimit.
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

	December 31, 2020	June 30, 2020
Allocated shares	1,137,058	1,170,015
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,137,058	1,170,015

(In thousands)
Fair value of ESOP shares	$5,310	$8,588

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Share-based Compensation
Farmer Bros. Co. Long-Term Incentive Plan
As of December 31, 2020, there were 632,592 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance. As of December 31, 2020, there were 171,371 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the six months ended December 31, 2020:

Six Months Ended December 31, 2020
Weighted average fair value of NQOs	$4.60
Risk-free interest rate	0.29%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	35.4%

The following table summarizes NQO activity for six months ended December 31, 2020:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2020	528,958	13.92	6.21	55
Granted	29,761	6.72	—	—
Exercised	—	—	—	—
Forfeited	(4,984)	18.16	—	—
Expired	(7,938)	28.51	—	—
Outstanding at December 31, 2020	545,797	13.28	5.83	—
Exercisable at December 31, 2020	147,743	16.17	5.58	—
The weighted-average grant-date fair value of options granted during six months ended December 31, 2020 was $2.36. The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $4.67 at December 31, 2020 and $7.34 at June 30, 2020, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in six months ended December 31, 2020 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
The were no options exercised during six months ended December 31, 2020. The Company received $129.3 thousand in proceeds from exercise of vested NQOs during the six months ended December 31, 2019.
At December 31, 2020 and June 30, 2020, respectively, there was $1.4 million and $1.7 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at December 31, 2020 is expected to be recognized over the weighted average period of 1.8 years. Total compensation expense for NQOs was $208.3 thousand and $178.1 thousand for the three months ended December 31, 2020 and 2019, respectively. Total compensation expense for NQOs was $419.2 thousand and $277.2 thousand for the six months ended December 31, 2020 and 2019, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the six months ended December 31, 2020:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2020	13,630	28.60	2.36	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(1,880)	21.33	—	—
Outstanding at December 31, 2020	11,750	29.76	2.16	—
Exercisable at December 31, 2020	6,942	28.40	1.89	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $4.67 at December 31, 2020 and $7.34 at June 30, 2020, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the six months ended December 31, 2020 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during six months ended December 31, 2020 and 2019.
At December 31, 2020 and June 30, 2020, there was no unrecognized PNQ compensation cost. Total compensation expense related to PNQs in the three months ended December 31, 2020 and 2019 was zero and $4.6 thousand, respectively. Total compensation expense related to PNQs in the six months ended December 31, 2020 and 2019 was zero and $18.3 thousand, respectively.

Restricted Stock
The following table summarizes restricted stock activity for the six months ended December 31, 2020:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	218,604	13.00
Granted	709,473	5.05
Vested/Released	(57,596)	13.38
Cancelled/Forfeited	(11,466)	5.60
Outstanding and nonvested at December 31, 2020	859,015	5.46

The total grant-date fair value of restricted stock granted during the six months ended December 31, 2020 was $3.6 million.

At December 31, 2020 and June 30, 2020, there was $4.2 million and $1.7 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at December 31, 2020 is expected to be recognized over the weighted average period of 1.7 years. Total compensation expense for restricted stock was $0.6 million and $0.2 million, respectively, in the three months ended December 31, 2020 and 2019.
Total compensation expense for restricted stock was $1.1 million and $0.4 million, respectively, in the six months ended December 31, 2020 and 2019.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the six months ended December 31, 2020:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	81,337	15.78
Granted(1)	306,095	4.10
Vested/Released	(805)	31.70
Cancelled/Forfeited	(2,572)	30.80
Outstanding and nonvested at December 31, 2020	384,055	6.34
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the six months ended December 31, 2020 was $1.3 million.

At December 31, 2020 and June 30, 2020, there was $1.3 million and $0.5 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at December 31, 2020 is expected to be recognized over the weighted average period of 2.9 years. Total compensation expense for PBRSUs was $21.0 thousand and $77.2 thousand, respectively, for the three months ended December 31, 2020 and 2019.
As of December 31, 2020, the Company reversed the previously recognized nonvested compensation expense of $295.8 thousand for awards granted prior to fiscal 2021 since it was deemed not probable that the Company will achieve the target performance conditions. Total PBRSUs compensation expense for the six months ended December 31, 2019 was $110.1 thousand.
Cash-Settled Restricted Stock Units (“CSRSUs”)
In December 2020, the Company granted CSRSUs under the 2017 Plan to certain employees. CSRSUs vest in equal installments over a three-year period from the grant date, and are cash-settled upon vesting based on the Company’s common stock closing share price on the vesting date.
The CSRSUs are accounted for as liability awards, and compensation expense is measured at fair value on the date of grant and recognized on a straight-line basis over the vesting period net of forfeitures. Compensation expense is remeasured at each reporting date with a cumulative adjustment to compensation cost during the period based on changes in the Company’s common stock closing share price.
The following table summarizes CSRSU activity for the six months ended December 31, 2020:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	—	—
Granted	232,002	4.31
Vested/Released	—	—
Cancelled/Forfeited	—	—
Outstanding and nonvested at December 31, 2020	232,002	4.31

The total grant-date fair value of CSRSUs granted during the six months ended December 31, 2020 was $1.0 million.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At December 31, 2020, there was $1.1 million of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at December 31, 2020 is expected to be recognized over the weighted average period of 2.9 years. Total compensation expense for CSRSUs was $20.6 thousand in the three and six months ended December 31, 2020.

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
The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of December 31, 2020, the Company reversed the previously recognized nonvested accrued liabilities of $102.2 thousand since it was deemed not probable that the Company will achieve the target performance conditions.
At December 31, 2020, there was no unrecognized PCA compensation cost since it was deemed not probable that the Company will achieve the target performance conditions. Total compensation expense for PCAs was $16.9 thousand for the three and six months ended December 31, 2019.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	December 31, 2020	June 30, 2020
Accrued postretirement benefits	$541	$744
Accrued workers’ compensation liabilities	1,415	1,466
Cumulative preferred dividends, undeclared and unpaid (1)	1,763	1,477
Other (2)	3,770	3,115
Other current liabilities	$7,489	$6,802
_________
(1) Represents the cumulative preferred dividends, undeclared and unpaid. Previously accrued long-term portion has been reclassified to current liabilities.
(2) Includes accrued property taxes, sales and use taxes and insurance liabilities.

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	December 31, 2020	June 30, 2020
Derivative liabilities—noncurrent	$2,224	2,859
Deferred compensation(1)	1,544	1,170
Deferred income taxes and other liabilities(2)	1,486	1,494
Finance lease liabilities	—	9
Other long-term liabilities	$5,254	$5,532
___________
(1) Includes payroll taxes and performance cash awards liabilities.
(2) Includes deferred tax liabilities that have an indefinite reversal pattern.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 16. Income Taxes
The income tax expense (benefit) and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Income tax expense (benefit)	$13,703	$(81)	$13,845	$(188)
Effective tax rate	(340.7)%	(1.1)%	(136.4)%	(1.5)%
The effective tax rate is negative primarily due to the $13.5 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years. Upon termination of this plan on December 31, 2020, the deferred non-cash tax expense was recognized in net income in the second quarter of fiscal 2021. The Company’s interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The Company recognizes the effects of tax legislation in the period in which the law is enacted. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the Company estimates the related temporary differences to reverse. The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of December 31, 2020 and June 30, 2020, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2018. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

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
The following table presents the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except share and per share amounts)	2020	2019	2020	2019
Undistributed net (loss) income available to common stockholders	$(17,223)	$7,595	$(23,509)	$12,104
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(645)	21	(772)	29
Net (loss) earnings available to common stockholders—basic	$(17,868)	$7,616	$(24,281)	$12,133

Weighted average common shares outstanding—basic	17,531,521	17,159,108	17,477,268	17,127,153
Effect of dilutive securities:
Shares issuable under stock options	—	1,236	—	1,819
Shares issuable under PBRSUs	—	8,091	—	6,272
Shares issuable under convertible preferred stock	—	414,900	—	414,900
Weighted average common shares outstanding—diluted	17,531,521	17,583,335	17,477,268	17,550,144
Net (loss) income available to common stockholders per common share—basic	$(1.02)	$0.44	$(1.39)	$0.71
Net (loss) income available to common stockholders per common share—diluted	$(1.02)	$0.43	$(1.39)	$0.69

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Shares issuable under stock options	545,797	190,117	545,797	121,113
Shares issuable under convertible preferred stock	429,614	—	429,614	—
Shares issuable under PBRSUs	81,070	16,195	82,189	8,097

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At December 31, 2020, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,120	$16,463	$1,763	$16,463

Note 19. Revenue Recognition
The Company’s primary sources of revenue are sales of coffee, tea and culinary products. The Company recognizes revenue when control of the promised good or service is transferred to the customer and in amounts that the Company expects to collect. The timing of revenue recognition takes into consideration the various shipping terms applicable to the Company’s sales.
The Company delivers products to customers through Direct-store-delivery (“DSD”) to the Company’s customers at their place of business and direct ship from the Company’s warehouse to the customer’s warehouse, facility or address. Each delivery or shipment made to a third party customer is to satisfy a performance obligation. Performance obligations generally occur at a point in time and are satisfied when control of the goods passes to the customer. The Company is entitled to collection of the sales price under normal credit terms in the regions in which it operates.
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$69,427	66.4%	$96,177	63.1%	$135,581	67.2%	$183,547	63.1%
Coffee (Frozen Liquid)	4,077	3.9%	8,556	5.6%	6,621	3.3%	16,484	5.7%
Tea (Iced & Hot)	4,895	4.7%	7,563	5.0%	6,525	3.2%	15,268	5.2%
Culinary	11,497	11.0%	15,158	10.0%	21,920	10.9%	29,361	10.1%
Spice	4,264	4.1%	6,126	4.0%	9,010	4.5%	12,332	4.2%
Other beverages(1)	10,143	9.6%	17,299	11.3%	21,498	10.6%	30,032	10.3%
Other revenues(2)	—	—%	946	0.6%	—	—%	2,701	0.9%
Net sales by product category	104,303	99.7%	151,825	99.6%	201,155	99.7%	289,725	99.5%
Fuel surcharge	268	0.3%	673	0.4%	686	0.3%	1,373	0.5%
Net sales	$104,571	100.0%	$152,498	100.0%	$201,841	100.0%	$291,098	100.0%
____________
(1)Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
(2)Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.

The Company does not have any material contract assets and liabilities as of December 31, 2020. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At December 31, 2020 and June 30, 2020, “Accounts receivable, net” included, $40.9 million and $40.7 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2020 Form 10-K. During the six months ended December 31, 2020, other than the following, or as otherwise disclosed in these footnotes in the current Form 10-Q, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of December 31, 2020, the Company had committed to purchase green coffee inventory totaling $49.5 million under fixed-price contracts, $5.6 million in other inventory under non-cancelable purchase orders and $8.6 million in other purchases under non-cancelable purchase orders.
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
At the August 10, 2020 hearing, the Court denied multiple motions by the Plaintiffs for summary adjudication. The hearing on the remaining motions was scheduled for August 25, 2020 and at that hearing, the Court denied CERT’s motion for summary judgment and granted the JDG’s motion for summary judgment, noting that the discovery and claims regarding additives were outside the scope of this case. Notice of Judgment in favor of defendants was entered on October 6, 2020.

On November 20, 2020, CERT filed an appeal with the Superior Court of California. On January 29, 2021, CERT filed another appeal with the Superior Court of California. At this time, the Company is unable to predict the timing of the final ruling. In addition, the Company believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 21. Sales of Assets
Sale of Branch Property
During the six months ended December 31, 2020, the Company completed the sale of the following branch properties:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain (loss)	Long-Term Leaseback	Lease Term	Monthly Base Rent
Austin, Texas	11/18/2020	$1,360	$1,239	$1,045	No	N/A	N/A
Bishop, California	12/4/2020	$220	$204	$204	No	N/A	N/A

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 22. Subsequent Events
The Company evaluated all events or transactions that occurred after December 31, 2020 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2020 (the “2020 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, duration of the COVID-19 pandemic’s disruption to the Company’s business and customers, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on unemployment rates, the success of the Company’s strategy to recover from the effects of the pandemic, the success of the Company's turnaround strategy, the execution of the five key initiatives, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the success of the Company’s adaptation to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for any future period.

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
We operate production facilities in Northlake, Texas; Portland, Oregon; and Hillsboro, Oregon. We have stopped production in our Houston facility and plan to exit the facility by the fourth quarter of this fiscal year. Distribution takes place out of the Northlake, Texas, Portland, Oregon and Hillsboro, Oregon production facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. We opened and started operating the distribution center in Rialto, California in the third quarter of the current fiscal year. Our products reach our customers primarily in the following ways: through our nationwide direct-store-delivery (“DSD”) network of approximately 212 delivery routes and 99 branch warehouses, some of which are located within the distribution facilities, as of December 31, 2020, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.

Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic continued to have a significant impact on our DSD sales network. During our fiscal first quarter ended September 30, 2020, sales from our DSD customers declined by 41% compared to prior year same quarter due to COVID-19. Although we experienced improvements early in the current quarter ended December 31, 2020 to where our weekly sales were down 32% from pre-COVID levels, due to the surge in the U.S. of COVID-19 cases later in the quarter, our DSD revenues deteriorated back to approximately 40% compared to prior year same quarter.

Compared to prior year second quarter, our Direct Ship revenues declined 13%. Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have seen moderate increases in demand that have helped mitigate the impact of COVID-19 pandemic.

In addition to the costs saving initiatives to reduce operating expenses and capital expenditures implemented during the fiscal year ended June 30, 2020, we have also amended our existing senior secured revolving credit facility. The credit facility amendment, as described in the Liquidity section, provides us with increased flexibility to proactively manage our working capital, maintain compliance with our debt financial covenants, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on key strategic initiatives. Due to the recent surge in COVID-19 cases during the current quarter, we took additional cost saving actions to mitigate the financial impact to our operating results.

The magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, is still uncertain due to the rapid development and fluidity of the situation. While we anticipate that our revenue will continue to recover slowly as local and national governments ease COVID-19 related restrictions, and vaccines are distributed throughout the country, there can be no assurance that we will be successful in returning to the pre COVID-19 pandemic levels of revenue or profitability. Accordingly, we expect that our results of operations will be adversely affected for our fiscal year ending June 30, 2021.

Summary Overview of Three Months Ended December 31, 2020 Results of Operations

During the three months ended December 31, 2020, we experienced sales declines in our DSD and direct ship sales channels compared to the prior year period.
Our DSD network continued to be negatively impacted by the COVID-19 pandemic, and to a lesser extent, net customer attrition. Similar to our fiscal first quarter ended September 30, 2020, the largest DSD revenue declines were from restaurants, hotels and casino channels. Our direct ship channel sales were also impacted by lower coffee volumes due to COVID-19 pandemic and changes in coffee prices for our cost plus customers, partially offset by favorable customer mix within our direct ship channel.
During the three months ended December 31, 2020, we experienced lower gross margin compared to the prior year quarter primarily due to lower volumes and the impact of COVID-19 on our DSD business. Gross margins decreased by 3.7% to 25.1% from 28.8% compared to the same prior period mostly due to unfavorable customer mix since our DSD channel has higher margins. The gross margin decline was partially offset by lower production variances, lower write-down of slow moving inventories, lower freight cost and lower coffee brewing equipment (“CBE”) cost.
Operating expenses increased compared to the prior year quarter driven by a $9.9 million decrease in net gains realized from sales of assets, a $0.3 million increase in general and administrative expenses and a $1.2 million of fixed assets impairment, partially offset by a $10.1 million decrease in selling expenses. During the current quarter, we completed the sale of two branch properties for a net gain of $1.2 million compared to the prior year quarter sales of the Houston manufacturing facility and four branch properties for total gains of $11.4 million. The increase in general and administrative expenses was associated primarily with one-time severance and strategic costs saving action taken during the current quarter, partially offset by reductions in third party costs and reductions in headcount due to COVID-19. The fixed assets impairment is primarily related to the write-off of the remaining balance of our previous route handheld equipment since we completed the implementation of new route handheld equipment. Overall, operating expenses benefited from cost savings actions taken due to COVID-19 pandemic, and other cost controls implemented over variable spending which have reduced payroll, freight, fleet and other variable costs due to the lower sales volumes.
Our capital expenditures for the six months ended December 31, 2020 were $9.6 million, representing lower maintenance capital spend of $3.7 million, a 49.8% reduction compared to the prior year period, and various capital investment spending of $5.9 million. The spending reductions were driven by several key initiatives put in place, including a focus on refurbished CBE equipment to drive cost savings, and reductions across some capital categories due to additional cost controls implemented during the COVID-19 pandemic.
As of December 31, 2020, the outstanding debt on our revolver was $82.0 million, a decrease of $40.0 million since June 30, 2020. Our cash balance decreased by $54.2 million, from $60.0 million as of June 30, 2020, to $5.9 million as of December 31, 2020. These changes resulted from the repayments on our revolver completed under the terms of our amended credit facility. The net deterioration in our liquidity was due to our investment in inventory, capital expenditures to fund certain key growth initiatives, and pension funding requirements that were previously deferred under the Coronavirus Aid, Relief, and Economic Security Act.

Results of Operations

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2020	2019	Change	% Change	2020	2019	Change	% Change
Income Statement Data:
Net sales	$104,571	$152,498	$(47,927)	(31.4)%	$201,841	$291,098	$(89,257)	(30.7)%
Gross margin	25.1%	28.8%	(3.7)%	NM	24.1%	29.1%	(5.0)%	NM
Operating expenses as a % of sales	34.8%	23.0%	(11.8)%	NM	34.8%	23.7%	(11.1)%	NM
(Loss) income from operations	$(10,164)	$8,870	$(19,034)	NM	$(21,610)	$15,762	$(37,372)	NM
Net (loss) income	$(17,725)	$7,754	$(25,479)	NM	$(23,997)	$12,408	$(36,405)	NM
Net (loss) income available to common stockholders per common share—basic	$(1.02)	$0.44	$(1.46)	NM	$(1.39)	$0.71	$(2.10)	NM
Net (loss) income available to common stockholders per common share—diluted	$(1.02)	$0.43	$(1.45)	NM	$(1.39)	$0.69	$(2.08)	NM

Operating Data:
Coffee pounds	21,407	29,360	(7,953)	(27.1)%	42,340	55,318	(12,978)	(23.5)%
EBITDA(1)	$5,288	$16,852	$(11,564)	(68.6)%	$8,191	$30,292	$(22,101)	(73.0)%
EBITDA Margin(1)	5.1%	11.1%	(6.0)%	NM	4.1%	10.4%	(6.3)%	NM
Adjusted EBITDA(1)	$8,274	$7,448	$826	11.1%	$13,967	$11,464	$2,503	21.8%
Adjusted EBITDA Margin(1)	7.9%	4.9%	3.0%	NM	6.9%	3.9%	3.0%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	66.4%	63.1%	3.3%	5.2%	67.2%	63.1%	4.1%	6.5%
Coffee (Frozen Liquid)	3.9%	5.6%	(1.7)%	(30.4)%	3.3%	5.7%	(2.4)%	(42.1)%
Tea (Iced & Hot)	4.7%	5.0%	(0.3)%	(6.0)%	3.2%	5.2%	(2.0)%	(38.5)%
Culinary	11.0%	10.0%	1.0%	10.0%	10.9%	10.1%	0.8%	7.9%
Spice	4.1%	4.0%	0.1%	2.5%	4.5%	4.2%	0.3%	7.1%
Other beverages(2)	9.6%	11.3%	(1.7)%	(15.0)%	10.6%	10.3%	0.3%	2.9%
Other revenues(3)	—%	0.6%	(0.6)%	NM	—%	0.9%	(0.9)%	NM
Net sales by product category	99.7%	99.6%	0.1%	NM	99.7%	99.5%	1.1%	NM
Fuel Surcharge	0.3%	0.4%	(0.1)%	NM	0.3%	0.5%	(0.2)%	NM
Total	100.0%	100.0%	—%	—%	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$2,147	$3,107	$(960)	(30.9)%	$3,741	$7,459	$(3,718)	(49.8)%
Total capital expenditures	$5,271	$3,730	$1,541	41.3%	$9,636	$9,007	$629	7.0%
Depreciation and amortization expense	$7,308	$7,594	$(286)	(3.8)%	$14,349	$15,211	$(862)	(5.7)%
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

The following table sets forth information regarding our condensed consolidated results of operations for the three and six months ended December 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2020	2019	Change	% Change	2020	2019	Change	% Change
Net sales	$104,571	$152,498	$(47,927)	(31.4)%	$201,841	$291,098	$(89,257)	(30.7)%
Cost of goods sold	78,321	108,513	30,192	27.8%	153,173	206,472	53,299	25.8%
Gross profit	26,250	43,985	(17,735)	(40.3)%	48,668	84,626	(35,958)	(42.5)%
Selling expenses	24,769	34,906	10,137	29.0%	48,268	68,520	20,252	29.6%
General and administrative expenses	11,570	11,266	(304)	(2.7)%	21,316	24,006	2,690	11.2%
Net gains from sales of assets	(1,168)	(11,057)	(9,889)	(89.4)%	(549)	(23,662)	(23,113)	NM
Impairment of fixed assets	1,243	—	(1,243)	—%	1,243	—	(1,243)	—%
Operating expenses	36,414	35,115	(1,299)	(3.7)%	70,278	68,864	(1,414)	(2.1)%
(Loss) income from operations	(10,164)	8,870	(19,034)	NM	(21,610)	15,762	(37,372)	237.1%
Other (expense) income:
Interest expense	(2,938)	(2,859)	(79)	(2.8)%	(6,181)	(5,407)	(774)	(14.3)%
Other, net	9,080	1,662	7,418	NM	17,639	1,865	15,774	NM
Total other income (expense)	6,142	(1,197)	7,339	NM	11,458	(3,542)	15,000	NM
(Loss) income before taxes	(4,022)	7,673	(11,695)	152.4%	(10,152)	12,220	(22,372)	183.1%
Income tax expense (benefit)	13,703	(81)	(13,784)	NM	13,845	(188)	(14,033)	NM
Net (loss) income	$(17,725)	$7,754	(25,479)	328.6%	$(23,997)	$12,408	(36,405)	293.4%
Less: Cumulative preferred dividends, undeclared and unpaid	143	138	(5)	(3.6)%	284	275	(9)	(3.3)%
Net (loss) income available to common stockholders	$(17,868)	$7,616	(25,484)	334.6%	$(24,281)	$12,133	(36,414)	300.1%
_____________
NM - Not Meaningful

Three and Six Months Ended December 31, 2020 Compared to Three and Six Months Ended December 31, 2019

Net Sales
The following table presents changes in units sold, unit price and net sales by product category in the three and six months ended December 31, 2020 compared to the same periods in the prior fiscal year (in thousands, except unit price and percentages):

	Three Months Ended December 31,		Favorable (Unfavorable)		Six Months Ended December 31,		Favorable (Unfavorable)
	2020	2019	Change	% Change	2020	2019	Change	% Change
Units sold
Coffee (Roasted)	17,126	23,488	(6,362)	(27.1)%	33,873	44,254	(10,381)	(23.5)%
Coffee (Frozen Liquid)	47	100	(53)	(53.0)%	92	198	(106)	(53.5)%
Tea (Iced & Hot)	511	723	(212)	(29.3)%	861	1,348	(487)	(36.1)%
Culinary	1,248	1,934	(686)	(35.5)%	2,372	3,792	(1,420)	(37.4)%
Spice	122	171	(49)	(28.7)%	245	339	(94)	(27.7)%
Other beverages(1)	926	1,459	(533)	(36.5)%	1,519	2,397	(878)	(36.6)%
Total	19,980	27,875	(7,895)	(28.3)%	38,962	52,328	(13,366)	(25.5)%

Unit Price
Coffee (Roasted)	$4.05	$4.12	$(0.07)	(1.7)%	$4.00	$4.18	$(0.18)	(4.3)%
Coffee (Frozen Liquid)	$86.74	$85.65	$1.09	1.3%	$71.97	$83.21	$(11.24)	(13.5)%
Tea (Iced & Hot)	$9.58	$10.46	$(0.88)	(8.4)%	$7.58	$11.33	$(3.75)	(33.1)%
Culinary	$9.21	$7.98	$1.23	15.4%	$9.24	$7.95	$1.29	16.2%
Spice	$34.95	$35.73	$(0.78)	(2.2)%	$36.78	$36.40	$0.38	1.0%
Other beverages(1)	$10.95	$11.95	$(1.00)	(8.4)%	$14.15	$12.68	$1.47	11.6%
Average unit price	$5.22	$5.47	$(0.25)	(4.6)%	$5.16	$5.54	$(0.38)	(6.9)%

Total Net Sales By Product Category(2)
Coffee (Roasted)	$69,427	$96,692	$(27,265)	(28.2)%	$135,581	$185,067	$(49,486)	(26.7)%
Coffee (Frozen Liquid)	4,077	8,556	(4,479)	(52.3)%	6,621	16,484	(9,863)	(59.8)%
Tea (Iced & Hot)	4,895	7,563	(2,668)	(35.3)%	6,525	15,268	(8,743)	(57.3)%
Culinary	11,497	15,435	(3,938)	(25.5)%	21,920	30,145	(8,225)	(27.3)%
Spice	4,264	6,126	(1,862)	(30.4)%	9,010	12,332	(3,322)	(26.9)%
Other beverages(1)	10,143	17,440	(7,297)	(41.8)%	21,498	30,391	(8,893)	(29.3)%
Net sales by product category	$104,303	$151,812	$(47,509)	(31.3)%	$201,155	$289,687	$(88,532)	(30.6)%
Fuel Surcharge	268	686	(418)	(60.9)%	686	1,411	(725)	(51.4)%
Total	$104,571	$152,498	$(47,927)	(31.4)%	$201,841	$291,098	$(89,257)	(30.7)%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.
(2) Certain transition service revenues related to the sale of our office coffee assets are not separately presented. The amounts are included in each of the product categories.

Net sales in the three months ended December 31, 2020 decreased $47.9 million, or 31.4%, to $104.6 million from $152.5 million in the three months ended December 31, 2019. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold, and other beverages, culinary, spice and tea products sold through our DSD network mostly impacted by COVID-19 pandemic and the impact of changes in coffee prices for our cost plus customers, partially offset by favorable customer mix within our direct ship sales. Our direct ship net sales in the three months ended December 31, 2020 included $0.8 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $2.5 million in price decreases to customers utilizing such arrangements in the three months ended December 31, 2019.
Net sales in the six months ended December 31, 2020 decreased $89.3 million, or 30.7%, to $201.8 million from $291.1 million in the six months ended December 31, 2019. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold, other beverages, culinary, spice and tea products all sold through our DSD network mostly impacted by COVID-19 pandemic and the impact of changes in coffee prices for our cost plus customers, partially offset by favorable customer mix within our direct ship sales. Our direct ship net sales in the six months ended December 31, 2020 included $1.7 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $5.1 million in price decreases to customers utilizing such arrangements in the six months ended December 31, 2019.
The following table presents the effect of changes in unit sales, unit pricing and product mix in the three and six months ended December 31, 2020 compared to the same periods in the prior fiscal year (in millions):

	Three Months Ended December 31, 2020 vs. 2019	% of Total Mix Change	Six Months Ended December 31, 2020 vs. 2019	% of Total Mix Change
Effect of change in unit sales	(41.2)	(86.0)%	(69.0)	(77.3)%
Effect of pricing and product mix changes	(6.7)	(14.0)%	(20.3)	(22.7)%
Total decrease in net sales	(47.9)	(100.0)%	(89.3)	(100.0)%

Unit sales decreased 28.3% and average unit price declined by 4.6% in the three months ended December 31, 2020 as compared to the same period in the prior fiscal year, resulting in a decrease in our net sales of 31.4%. Unit sales decreased 25.5% and average unit price declined by 6.9% in the six months ended December 31, 2020 as compared to the same period in the prior fiscal year, resulting in a decrease in our net sales of 30.7%. Average unit price decreased during three and six months ended December 31, 2020 due to a higher mix of product sold via direct ship versus DSD network, as direct ship has a lower average unit price. There were no new product category introductions in the three and six months ended December 31, 2020 or 2019, which had a material impact on our net sales.

Gross Profit
Gross profit in the three months ended December 31, 2020 decreased $17.7 million, or 40.3%, to $26.3 million from $44.0 million in the three months ended December 31, 2019. Gross margin decreased to 25.1% in the three months ended December 31, 2020 from 28.8% in the three months ended December 31, 2019. Gross profit in the six months ended December 31, 2020 decreased $36.0 million, or 42.5%, to $48.7 million from $84.6 million in the six months ended December 31, 2019. Gross margin decreased to 24.1% in the six months ended December 31, 2020 from 29.1% in the six months ended December 31, 2019.
The decrease in gross profit in three and six months ended December 31, 2020, was primarily driven by lower net sales of $47.9 million and $89.3 million, respectively, partially offset by lower costs of goods sold. Gross margin during the three and six months ended December 31, 2020, was negatively impacted by the COVID-19 pandemic on DSD customers and unfavorable customer mix since our DSD channel has higher margins, partially offset by lower production variances, lower freight costs, lower write-down of slow moving inventories, lower CBE costs and the impact of changes in coffee prices during the three and six months ended December 31, 2020.

Operating Expenses
In the three months ended December 31, 2020, operating expenses increased compared to prior year period at $36.4 million, or 34.8% of net sales, from $35.1 million, or 23.0% of net sales, due to a $9.9 million decrease in net gains realized from sales of assets, a $0.3 million increase in general and administrative expenses and a $1.2 million of fixed assets impairment, partially offset by a $10.1 million decrease in selling expenses.
The decrease in net gains from sales of assets were primarily due to the sales of two branch properties at a net gain of $1.2 million this quarter compared to the prior year quarter sales of the Houston manufacturing facility and four branch properties of $7.3 million and $4.1 million, respectively.
The fixed assets impairment is primarily related to the write-off of the remaining balance of our previous route handheld equipment since we completed the implementation of new route handheld equipment.
The increase in general and administrative expenses was associated primarily with one-time severance and strategic costs saving actions taken during the current quarter, partially offset by reductions in third party costs and reductions in headcount due to COVID-19.
The decrease in selling expenses was primarily driven by reductions in headcount, lower DSD sales commissions, lower travel expenses and lower fleet and freight costs.
In the six months ended December 31, 2020, operating expenses increased compared to prior year period at $70.3 million, or 34.8% of net sales, from $68.9 million, or 23.7% of net sales, due to a $23.1 million decrease in net gains realized from sales of assets and a $1.2 million of fixed assets impairment, offset by a $20.3 million decrease in selling expenses and a $2.7 million decrease in general and administrative expenses.
The decrease in net gains from sales of assets were primarily due to the sales of two branch properties at a net gain of $1.2 million this quarter compared to the prior year sales of the Houston manufacturing facility, the office coffee assets and five branch properties of $7.3 million, $7.2 million and $10.9 million, respectively.
The decrease in selling expenses was primarily driven by reductions in headcount, lower DSD sales commissions, lower travel expenses and lower fleet and freight costs. The decrease in general and administrative expenses was associated primarily with reductions in third party costs and reductions in headcount due to the COVID-19 pandemic, partially offset by non recurring costs for severance and strategic initiatives.
Total Other Income (Expense)
Total other income (expense) in the three months ended December 31, 2020 was $6.1 million of income compared to $1.2 million of expense in the three months ended December 31, 2019. Total other income (expense) in the six months ended December 31, 2020 was $11.5 million of income compared to $3.5 million of expense in the six months ended December 31, 2019. The change in total other income (expense) in the three and six months ended December 31, 2020 was primarily a result of:
•higher employee postretirement benefit gains due to the plan curtailment;
•higher net gains on coffee-related derivative instruments in the three and six months ended December 31, 2020;
•partially offset by higher interest expense.

Interest expense in the three and six months ended December 31, 2020 increased $0.1 million and $0.8 million to $2.9 million and $6.2 million from $2.9 million and $5.4 million, respectively, in the prior year period. The increase in interest expense in the three and six months ended December 31, 2020 was principally due to the write-off of deferred finance costs related to our debt amendment in July 2020 and the amortization of de-designated interest rate swap costs, partially offset by lower pension interest expense.
Other, net in the three months ended December 31, 2020 increased by $7.4 million to $9.1 million compared to $1.7 million in the prior year period. Other, net in the six months ended December 31, 2020 increased by $15.8 million to $17.6 million compared to $1.9 million in the prior year period. The increase in Other, net was primarily a result of higher amortized gains on our postretirement medical benefit plan due to the curtailment announced in March 2020 and higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges.

Income Taxes
In the three and six months ended December 31, 2020, we recorded income tax expense of $13.7 million and $13.8 million, respectively, compared to income tax benefit of $0.1 million and $0.2 million, respectively, in the three and six months ended December 31, 2019. The tax expense in the three and six months ended December 31, 2020 included $13.5 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years. Upon termination of this plan on December 31, 2020, the deferred non-cash tax expense was recognized in net income in the second quarter of fiscal 2021. The tax benefit in the three and six months ended December 31, 2019 was primarily driven by change in previously recorded valuation allowance and change in our estimated deferred tax liability. See Note 16, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
•interest expense (benefit);
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
For purposes of calculating EBITDA and EBITDA Margin and Adjusted EBITDA and Adjusted EBITDA Margin, we have excluded the impact of interest expense resulting from the adoption of ASU 2017-07, non-cash pretax pension and postretirement benefits resulting from the amendment and termination of certain Farmer Bros. pension and postretirement benefits plans and severance because these items are not reflective of our ongoing operating results.
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

Set forth below is a reconciliation of reported net income (loss) to EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Net (loss) income, as reported	$(17,725)	$7,754	$(23,997)	$12,408
Income tax (benefit) expense	13,703	(81)	13,845	(188)
Interest expense (1)	2,002	1,585	3,994	2,861
Depreciation and amortization expense	7,308	7,594	14,349	15,211
EBITDA	$5,288	$16,852	$8,191	$30,292
EBITDA Margin	5.1%	11.1%	4.1%	10.4%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Net (loss) income, as reported	$(17,725)	$7,754	$(23,997)	$12,408
Income tax (benefit) expense	13,703	(81)	13,845	(188)
Interest expense(1)	2,002	1,585	3,994	2,861
Depreciation and amortization expense	7,308	7,594	14,349	15,211
ESOP and share-based compensation expense	794	909	1,950	1,778
Strategic initiatives (2)	1,333	—	1,675	—
Net losses (gains) from sales of other assets	(1,168)	(11,057)	(549)	(23,662)
Impairment of fixed assets	1,243	—	1,243	—
Non-recurring costs associated with the COVID-19 pandemic	149	—	260	—
Proxy contest-related expenses	—	259	—	259
Severance	635	485	1,197	2,797
Adjusted EBITDA(3)	$8,274	$7,448	$13,967	$11,464
Adjusted EBITDA Margin	7.9%	4.9%	6.9%	3.9%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
(2) Includes initiatives related to the Houston facility exit and opening of the Rialto distribution center..
(3) Adjusted EBITDA for the three and six months ended December 31, 2020 includes $7.2 million and $14.4 million, respectively, of higher amortized gains resulting from the curtailment of the postretirement medical plan in March 2020. These higher gains continued until the plan sunset on January 1, 2021. See Note 10 for details.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				December 31, 2020		June 30, 2020
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	Revolver	11/6/2023	N/A	$82,000	6.56%	$122,000	4.91%

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
At January 26, 2021, we had outstanding borrowings of $82.0 million and utilized $4.3 million of the letters of credit sublimit under the Amended Revolving Facility. The amount available to borrow is subject to compliance with the applicable financial covenants set out under the Amended Revolving Facility.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Amended Revolving Facility described above. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities. We believe our Amended Revolving Facility, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
The Amended Revolving Facility includes financial covenants as described above, and as further detailed therein. As of December 31, 2020, we were in compliance with all of the covenants under the Amended Revolving Facility, and no event of default has occurred or existed through February 4, 2021, the date we filed our fiscal second quarter ended December 31, 2020 Form 10-Q.

At December 31, 2020, we had $5.9 million in cash and cash equivalents and none of the cash in our coffee-related derivative margin accounts was restricted.

Impact of COVID-19 on Our Liquidity
The COVID-19 pandemic and related restrictive measures such as travel bans, quarantines, shelter-in-place orders, and shutdowns as well as changes in recent consumer behavior, have had an adverse impact on certain of our DSD customers, particularly restaurants, hotels, casinos and coffeehouses. Many of these customers have been forced to close or curtail operations, and are purchasing at reduced volumes, if at all. We are unable to predict the rate at which these customers will resume operations and purchases as the restrictive measures are lifted. As a result, sales from our DSD customers during the current quarter have declined compared to the prior year period. As of the end of the quarter ended December 31, 2020, due to the surge in COVID-19 cases during the quarter, our revenues declined about 40% compared to the prior year period.
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
We have modified our business practices due to the impact of COVID-19 pandemic on our operating results. To navigate through this period of uncertainty, we have reduced discretionary expenses, aggressively reduced certain capital expenditures, closely and proactively managed our inventory purchases, while prioritizing investments in e-commerce initiatives and serving current Direct Ship customers’ needs. Additionally, we also continue to be focused on the rebalancing of volume across our manufacturing network, bringing additional production into our Northlake, Texas facility to generate additional savings.
These actions have improved our cost structure and helped in mitigating the impact of the COVID-19 pandemic on our operating results and liquidity; however we cannot make assurances that these actions will continue to be successful.

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	Six Months Ended December 31,
	2020	2019
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash used by operating activities	$(3,823)	$(2,195)
Net cash (used) provided in investing activities	(7,710)	26,240
Net cash used by financing activities	(42,623)	(21,898)
Net (decrease) increase in cash and cash equivalents	$(54,156)	$2,147
Operating Activities
Net cash used in operating activities were $3.8 million and $2.2 million, respectively, in the six months ended December 31, 2020 and 2019. The $1.6 million increase in net cash used in operating activities was primarily attributable to declines in revenues and related net income, partially off set by less net cash used for working capital.
Investing Activities
Net cash used by investing activities during the six months ended December 31, 2020 was $7.7 million as compared to net cash provided of $26.2 million in the six months ended December 31, 2019. The decrease in cash provided by investment activities was principally due to net cash proceeds from the sale of assets during the six months ended December 31, 2019 of $35.2 million as compared to $1.9 million in the current period.

Financing Activities
Net cash used in financing activities during the six months ended December 31, 2020 increased $20.7 million as compared to the six months ended December 31, 2019. The increase in net cash used in financing activities in the current period, is primarily due to $40.0 million in net payments under our revolving facility compared to $22.0 million in net payments in the prior period. The $40.0 million in net payments in the six months ended December 31, 2020, was due to compliance with the anti-cash hoarding provision under the Amended Revolving Facility, as well as financing costs associated with the amendment.

Capital Expenditures
For the three months ended December 31, 2020 and 2019, our capital expenditures paid were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2020	2019	2020	2019
Maintenance:
Coffee brewing equipment	$1,752	$1,990	$2,852	$4,135
Building and facilities	—	58	45	133
Vehicles, machinery and equipment	133	349	228	1,036
IT, software, office furniture and equipment	262	710	616	2,155
Capital expenditures, maintenance	$2,147	$3,107	$3,741	$7,459

Expansion Project:
Machinery and equipment	$2,360	$623	$4,770	$1,548
IT equipment	$344	$—	$705	$—
Capital expenditures, Expansion Project	$2,704	$623	$5,475	$1,548

New Facility Costs
Building and facilities, including land	420	—	420	—
Capital expenditures, New Facility	$420	$—	$420	$—

Total capital expenditures	$5,271	$3,730	$9,636	$9,007

In fiscal year 2021, we anticipate paying between $8.0 million to $11.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility.
Depreciation and amortization expenses were $7.3 million and $7.6 million in the three months ended December 31, 2020 and 2019, respectively. Depreciation and amortization expenses were $14.3 million and $15.2 million in the six months ended December 31, 2020 and 2019, respectively. We anticipate our depreciation and amortization expense will be approximately $6.9 million to $7.4 million per quarter in the remainder of fiscal year 2021 based on our existing fixed asset commitments and the useful lives of our intangible assets.

Commitments and Contingencies
As of December 31, 2020, we had committed to purchase green coffee inventory totaling $49.5 million under fixed-price contracts, $5.6 million in other inventory under non-cancelable purchase orders and $8.6 million in other purchases under non-cancelable purchase orders.

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
Interest Rate Risk
At December 31, 2020, under our amended credit facility, we were eligible to borrow up to a total of $125.0 million, subject to compliance with applicable financial covenants under the Amended Revolving Facility as described above and had outstanding borrowings of $82.0 million and utilized $4.3 million of the letters of credit sublimit. As a result of the interest rate swap, only $17.0 million was subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Revolving Facility at December 31, 2020 was 6.56%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of December 31, 2020:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$17,000	5.06%	$860
–100 basis points	$17,000	5.56%	$945
Unchanged	$17,000	6.56%	$1,115
+100 basis points	$17,000	7.56%	$1,285
+150 basis points	$17,000	8.06%	$1,370

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
The following table summarizes the potential impact as of December 31, 2020 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$1,027	$(1,027)	$2,235	$(2,235)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of December 31, 2020. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of December 31, 2020, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended June 30, 2020, which is accessible on the SEC’s website at www.sec.gov. During the six months ended December 31, 2020, there have been no material changes to the risk factors disclosed in our 2020 Form 10‑K.

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

10.73*	Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (as approved by the stockholders at the Annual Meeting of Stockholders on December 9, 2020) (filed herewith).

31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial and Accounting Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Principal Financial and Accounting Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104**	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
________________

*	Filed herewith

**	Furnished, not filed, herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FARMER BROS. CO.

By:	/s/ Deverl Maserang
Deverl Maserang President and Chief Executive Officer (principal executive officer)
February 4, 2021

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
February 4, 2021