Form 10-Q
period 2021-03-31
FARMER BROTHERS CO
filed 2021-05-07
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-34249
FARMER BROS. CO.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			95-0725980
(State or Other Jurisdiction of Incorporation of Organization)			(I.R.S. Employer Identification No.)
1912 Farmer Brothers Drive,	Northlake,	Texas	76262
(Address of Principal Executive Offices; Zip Code)

	888		301-0489
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)		Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	FARM		NASDAQ Global Select Market

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
YES ☐ NO  ☒
As of April 26, 2021, the registrant had 17,822,656 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
FARMER BROS. CO.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$8,474	$60,013
Accounts receivable, net	37,100	40,882
Inventories	75,151	67,408
Income tax receivable	—	831
Short-term derivative assets	1,062	165
Prepaid expenses	8,711	7,414
Assets held for sale	2,521	—
Total current assets	133,019	176,713
Property, plant and equipment, net	154,467	165,633
Intangible assets, net	18,854	20,662
Right-of-use operating lease assets	25,800	21,117
Long-term derivatives assets	—	10
Other assets	8,121	8,564
Total assets	$340,261	$392,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	44,610	36,987
Accrued payroll expenses	15,380	9,394
Operating leases liabilities - current	6,036	5,854
Short-term derivative liabilities	1,990	5,255
Other current liabilities	6,384	6,802
Total current liabilities	74,400	64,292
Long-term borrowings under revolving credit facility	88,000	122,000
Accrued pension liabilities	56,682	58,772
Accrued postretirement benefits	10,381	9,993
Accrued workers’ compensation liabilities	3,687	4,569
Operating lease liabilities - noncurrent	19,770	15,628
Other long-term liabilities	5,352	5,532
Total liabilities	$258,272	$280,786
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of March 31, 2021 and June 30, 2020; liquidation preference of $16,607 and $16,178 as of March 31, 2021 and June 30, 2020, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,771,241 and 17,347,774 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	17,771	17,348
Additional paid-in capital	65,170	62,043
Retained earnings	70,428	108,536
Accumulated other comprehensive loss	(71,395)	(76,029)
Total stockholders’ equity	$81,989	$111,913
Total liabilities and stockholders’ equity	$340,261	$392,699
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net sales	$93,152	$129,139	$294,993	$420,237
Cost of goods sold	69,274	91,190	222,447	297,662
Gross profit	23,878	37,949	72,546	122,575
Selling expenses	22,767	31,968	71,035	100,488
General and administrative expenses	11,018	8,833	32,334	32,839
Net losses (gains) from sales of assets	488	287	(62)	(23,375)
Impairment of goodwill and intangible assets	—	42,030	—	42,030
Impairment of fixed assets	—	—	1,243	—
Operating expenses	34,273	83,118	104,550	151,982
Loss from operations	(10,395)	(45,169)	(32,004)	(29,407)
Other (expense) income:
Interest expense	(2,993)	(2,478)	(9,174)	(7,885)
Postretirement benefits curtailment and pension settlement charge	—	5,760	—	5,760
Other, net	(356)	1,076	17,283	2,941
Total other (expense) income	(3,349)	4,358	8,109	816
Loss before taxes	(13,744)	(40,811)	(23,895)	(28,591)
Income tax (benefit) expense	(60)	(1,034)	13,785	(1,222)
Net loss	(13,684)	(39,777)	(37,680)	(27,369)
Less: Cumulative preferred dividends, undeclared and unpaid	144	139	428	414
Net loss available to common stockholders	$(13,828)	$(39,916)	$(38,108)	$(27,783)
Net loss available to common stockholders per common share—basic	$(0.78)	$(2.32)	$(2.17)	$(1.62)
Net loss available to common stockholders per common share—diluted	$(0.78)	$(2.32)	$(2.17)	$(1.62)
Weighted average common shares outstanding—basic	17,756,619	17,230,879	17,569,026	17,161,477
Weighted average common shares outstanding—diluted	17,756,619	17,230,879	17,569,026	17,161,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Net loss	$(13,684)	$(39,777)	$(37,680)	$(27,369)
Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on derivative instruments designated as cash flow hedges, net of tax	(1,315)	(7,680)	6,012	(285)
Gains (losses) on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	(973)	2,042	(1,233)	9,290
Losses on derivative instruments de-designated as cash flow hedges reclassified to interest expense, net of tax	301	—	960	—
Change in pension and retiree benefit obligations, net of tax	—	5,712	(1,105)	5,712
Total comprehensive (loss) income, net of tax	$(15,671)	$(39,703)	$(33,046)	$(12,652)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	14,700	15	17,347,774	17,348	62,043	108,536	(76,029)	$111,913
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Cash flow hedges, net of taxes	—	—	—	—	—	—	4,271	4,271
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	(7,289)	(7,289)
Non-cash issuance of 401-k common stock	—	—	76,671	77	323	—	—	400
Share-based compensation	—	—	—	—	745	—	—	745
Issuance of common stock and stock option exercises	—	—	7,370	7	(7)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(142)	—	(142)
Balance at September 30, 2020	14,700	15	17,431,815	17,432	63,104	102,124	(79,047)	103,628
Net loss	—	—	—	—	—	(17,725)	—	(17,725)
Cash flow hedges, net of taxes	—	—	—	—	—	—	3,455	3,455
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	6,184	6,184
Non-cash issuance of 401-k common stock	—	—	108,426	108	287	—	—	395
Share-based compensation	—	—	—	—	399	—	—	399
Issuance of common stock and stock option exercises	—	—	50,843	51	(51)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(143)	—	(143)
Balance at December 31, 2020	14,700	15	17,591,084	17,591	63,739	84,256	(69,408)	96,193
Net loss	—	—	—	—	—	(13,684)	—	(13,684)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(1,987)	(1,987)
Non-cash issuance of 401-k common stock	—	—	162,259	162	769	—	—	931
Share-based compensation	—	—	—	—	680	—	—	680
Issuance of common stock and stock option exercises	—	—	17,898	18	(18)	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(144)	—	(144)
Balance at March 31, 2021	14,700	$15	17,771,241	$17,771	$65,170	$70,428	$(71,395)	$81,989

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO. CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) (Continued) (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$(63,652)	157,494
Net income	—	—	—	—	—	4,654	—	4,654
Cash flow hedges, net of taxes	—	—	—	—	—	—	(1,301)	(1,301)
Non-cash issuance of 401-k common stock	—	—	52,534	53	807	—	—	860
Share-based compensation	—	—	—	—	(1)	—	—	(1)
Issuance of common stock and stock option exercises	—	—	532	—	—	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(137)	—	(137)
Balance at September 30, 2019	14,700	15	17,095,198	17,095	58,718	150,694	(64,953)	161,569
Net income	—	—	—	—	—	7,754	—	7,754
Cash flow hedges, net of taxes	—	—	—	—	—	—	15,945	15,945
Non-cash issuance of 401-k common stock	—	—	55,623	56	525	—	—	581
Share-based compensation	—	—	—	—	319	—	—	319
Issuance of common stock and stock option exercises	—	—	26,627	29	101	—	—	130
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(138)	—	(138)
Balance at December 31, 2019	14,700	15	17,177,448	17,180	59,663	158,310	(49,008)	186,160
Net loss	—	—	—	—	—	(39,777)	—	(39,777)
Cash flow hedges, net of taxes	—	—	—	—	—	—	(5,638)	(5,638)
Change in retiree benefit obligations, net of taxes	—	—	—	—	—	—	5,712	5,712
Non-cash issuance of 401-k common stock	—	—	54,025	54	854	—	—	908
Share-based compensation	—	—	—	—	510	—	—	510
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(139)	—	(139)
Balance at March 31, 2020	14,700	$15	17,231,473	$17,234	$61,027	$118,394	$(48,934)	$147,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,680)	$(27,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,231	22,544
Postretirement and Pension benefits gains	(14,577)	(5,760)
Deferred income taxes	13,472	—
Release of deferred tax asset valuation allowance	—	—
Impairment of goodwill and intangible assets	—	42,030
Impairment of fixed assets	1,243	—
Net gains from sales of assets	(62)	(23,375)
Net (gains) losses on derivative instruments	(2,875)	9,830
Other adjustments	3,124	3,698
Change in operating assets and liabilities:
Accounts receivable	4,210	3,745
Inventories	(7,744)	1,004
Derivative assets/liabilities, net	3,309	(2,472)
Other assets	3,184	1,510
Accounts payable	6,496	(13,194)
Accrued expenses and other	3,181	(4,126)
Net cash (used) provided by operating activities	$(3,488)	$8,065
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,796)	(13,114)
Proceeds from sales of property, plant and equipment	2,009	36,733
Net cash (used) provided in investing activities	$(10,787)	$23,619
Cash flows from financing activities:
Proceeds from revolving credit facility	$27,150	$48,000
Repayments on revolving credit facility	(61,150)	(60,000)
Payments of finance lease obligations	(57)	(40)
Payment of financing costs	(3,207)	(367)
Proceeds from stock option exercises	—	129
Net cash used by financing activities	$(37,264)	$(12,278)
Net (decrease) increase in cash and cash equivalents	$(51,539)	$19,406
Cash and cash equivalents at beginning of period	60,013	6,983
Cash and cash equivalents at end of period	$8,474	$26,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FARMER BROS. CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (continued)
(In thousands)
	Nine Months Ended March 31,
	2021	2020
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$297	$1,130
Non-cash issuance of 401-K common stock	$347	$163
Cumulative preferred dividends, undeclared and unpaid	$428	$414

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Events occurring subsequent to March 31, 2021 have been evaluated for potential recognition or disclosure in the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2021.

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
During the three and nine months ended March 31, 2021, other than as set forth below and the adoption of Financial Accounting Standards Board Accounting (“FASB”) Standards Update (“ASU”) ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) and ASU 2018-15, “Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service” (“ASU 2018-15”), there were no significant updates made to the Company’s significant accounting policies.
Concentration of Credit Risk
At March 31, 2021 and June 30, 2020, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative asset positions. At March 31, 2021 and June 30, 2020, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 27% and 39% of the Company’s trade accounts receivable balance was with five customers at March 31, 2021 and June 30, 2020, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all estimated credit losses have been appropriately considered in establishing the allowance for doubtful accounts.

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
In January 2021, the Company entered into a 60 month lease for various office copier equipment terminating on December 31, 2025. The lease term is for a major part of the remaining economic life of the lease assets. Therefore, the lease has been classified as a finance lease and included in the lease tables and the related disclosures below.

Supplemental unaudited consolidated balance sheet information related to leases is as follows:

	Classification	March 31, 2021	June 30, 2020
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$25,800	21,117
Finance lease assets	Property, plant and equipment, net	779	9
Total lease assets		$26,579	$21,126

Operating lease liabilities - current	Operating lease liabilities - current	6,036	5,854
Finance lease liabilities - current	Other current liabilities	193	—
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	19,770	15,628
Finance lease liabilities	Other long-term liabilities	593	9
Total lease liabilities		$26,592	$21,491

The components of lease expense are as follows:

		Three Months Ended March 31,		Nine Months Ended March 31,
	Classification	2021	2020	2021	2020
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$1,838	$1,497	$5,415	$3,858
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	54	13	63	39
Interest on finance lease liabilities	Interest expense	13	—	13	1
Total lease expense		$1,905	$1,510	$5,491	$3,898

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	March 31, 2021
(In thousands)	Operating Leases	Finance Leases
Maturities of lease liabilities are as follows:
2021	$1,546	$48
2022	5,899	193
2023	5,476	193
2024	5,184	193
2025	4,019	193
Thereafter	7,877	96
Total lease payments	30,001	916
Less: interest	(4,195)	(130)
Total lease obligations	$25,806	$786

Lease term and discount rate:

	March 31, 2021	June 30, 2020
Weighted-average remaining lease terms (in years):
Operating lease	7.5	8.3
Finance lease	4.7	0.2

Weighted-average discount rate:
Operating lease	5.01%	4.50%
Finance lease	5.01%	4.50%

    Other Information:

	Nine Months Ended March 31,
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,807	$3,585
Operating cash flows from finance leases	$13	$1
Financing cash flows from finance leases	$44	$38

Leased assets obtained in exchange for new finance lease liabilities	$—	$—
Leased assets obtained in exchange for new operating lease liabilities	$—	$—

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at March 31, 2021 and June 30, 2020:

(In thousands)	March 31, 2021	June 30, 2020
Derivative instruments designated as cash flow hedges:
Long coffee pounds	20,681	36,413
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	8,112	8,348
Total	28,793	44,761

Coffee-related derivative instruments designated as cash flow hedges outstanding as of March 31, 2021 will expire within 21 months. At March 31, 2021 and June 30, 2020 approximately 72% and 81%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.

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
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the quarter ended September 30, 2020, the Company de-designated the Rate Swap derivative instruments. As a result, the balance in AOCI was frozen at the time of de-designation. The Company recognized $0.3 million and $1.0 million, respectively, in interest expense for the three and nine months ended March 31, 2021. The remaining balance of $2.9 million frozen in AOCI will be amortized over the life of the Rate Swap through November 6, 2023.
In connection with a new revolver credit facility agreement in April 2021 (see Note 11 for details), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo. See Note 11 for summary description of the key items of the ISDA agreement. The Company did not designate the amended rate swap as a cash flow hedge. The frozen AOCI balance described above from the original interest rate swap that was de-designated during the quarter ended September 30, 2020 will continue to be recognized in interest expense through November 6, 2023.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company’s condensed consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	March 31, 2021	June 30, 2020	March 31, 2021	June 30, 2020
(In thousands)
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$1,014	$35	$48	$130
Long-term derivative assets:
Coffee-related derivative instruments (2)	$—	$10	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments	$382	$3,322	$277	$706
Interest rate swap derivative instruments	$—	$1,228	$1,331	$—
Long-term derivative liabilities:
Coffee-related derivative instruments (3)	$27	$246	$—	$—
Interest rate swap derivative instruments (3)	$—	$2,613	$1,680	$—
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

	Three Months Ended March 31,		Nine Months Ended March 31,		Financial Statement Classification
(In thousands)	2021	2020	2021	2020
Net losses recognized in AOCI - Interest rate swap	$—	$(2,542)	$(304)	$(2,590)	AOCI
Net (losses) recognized from AOCI to earnings - Interest rate swap	$9	$(83)	$(354)	$(115)	Interest Expense
Net losses reclassified from AOCI to earnings for de-designated Interest rate swap (1)	$(320)	$—	$(960)	$—	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap(2)	$—	$—	$—	$(407)	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	$(1,315)	$(5,681)	$6,051	$1,750	AOCI
Net gains (losses) recognized in earnings - Coffee - related	$983	$(1,976)	$1,587	$(8,898)	Cost of goods sold
________________
(1)The $320 thousand of realized loss was due to the amortization of de-designated interest rate swap.
(2)The $407 thousand of realized loss was due to partial unwinding of interest rate swap resulting from the amendment of the notional amount from $80.0 million to $65.0 million.
For the three and nine months ended March 31, 2021 and 2020, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net losses (gains) on derivative instruments in the Company’s condensed consolidated statements of cash flows also include net losses (gains) on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from AOCI in the three and nine months ended March 31, 2021 and 2020. Gains and losses on coffee-related derivative instruments not designated as accounting hedges are included in “Other, net” in the Company’s condensed

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

consolidated statements of operations and in “Net losses (gains) on derivative instruments and investments” in the Company’s condensed consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Net (losses) gains on coffee-related derivative instruments(1)	$(832)	$(308)	$1,002	$(932)
Non-operating pension and other postretirement benefit (2)	455	1,248	15,943	3,744
Other gains (losses), net	21	136	338	129
Other, net	$(356)	$1,076	$17,283	$2,941
___________
(1) Excludes net gains and losses on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the three and nine months ended March 31, 2021 and 2020.
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

The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparties as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
March 31, 2021	Derivative Assets	$1,062	$(650)	$—	$412
	Derivative Liabilities	$3,697	$(650)	$—	$3,047
June 30, 2020	Derivative Assets	$175	$(175)	$—	$—
	Derivative Liabilities	$8,115	$(176)	$—	$7,939
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at March 31, 2021, $1.5 million of net gains on coffee-related derivative instruments designated as a cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of March 31, 2021.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of March 31, 2021, $1.2 million of net losses on interest rate swap derivative instruments de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months assuming no significant changes in the LIBOR rates. Due to LIBOR volatility, actual gains or losses realized within the next twelve months will likely differ from these values.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 5. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
March 31, 2021
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$1,014	$—	$1,014	$—
Coffee-related derivative liabilities (1)	$409	$—	$409	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$48	$—	$48	$—
Coffee-related derivative liabilities(1)	$277	$—	$277	$—
Interest rate swap derivative liabilities (2)	$3,011	—	$3,011	—

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2020
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets (1)	$45	$—	$45	$—
Coffee-related derivative liabilities (1)	$3,568	$—	$3,568	$—
Interest rate swap derivative liabilities (2)	$3,841	$—	$3,841	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets (1)	$130	$—	$130	$—
Coffee-related derivative liabilities (1)	$706	$—	$706	$—

____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.

Note 6. Accounts Receivable, Net

(In thousands)	March 31, 2021	June 30, 2020
Trade receivables	$36,878	$40,695
Other receivables(1)	1,254	1,983
Allowance for doubtful accounts	(1,032)	(1,796)
Accounts receivable, net	$37,100	$40,882
__________
(1) Includes vendor rebates and other non-trade receivables.
The $0.8 million decrease in the allowance for doubtful accounts during the nine months ended March 31, 2021 was due to improvement of the Company’s aged accounts receivable balance.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 7. Inventories

(In thousands)	March 31, 2021	June 30, 2020
Coffee
Processed	$21,011	$17,840
Unprocessed	35,691	32,913
Total	$56,702	$50,753
Tea and culinary products
Processed	$12,437	$10,627
Unprocessed	65	45
Total	$12,502	$10,672
Coffee brewing equipment parts	$5,947	$5,983
Total inventories	$75,151	$67,408

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

Note 8. Property, Plant and Equipment

(In thousands)	March 31, 2021	June 30, 2020
Buildings and facilities	$94,970	$98,293
Machinery, vehicles and equipment	228,466	240,431
Capitalized software	23,987	29,765
Office furniture and equipment	13,833	14,042
	$361,256	$382,531
Accumulated depreciation	(218,744)	(229,829)
Land	11,955	12,931
Property, plant and equipment, net	$154,467	$165,633

During the second quarter ended December 31, 2020, the Company completed the implementation of a new route handheld equipment, and wrote-off $0.9 million of the remaining net book value of the previous route handheld equipment and $0.3 million of other assets. Also, during the third quarter ended March 31, 2021, the Company classified four branch properties with net book value of $2.5 million as “Asset Held for Sale”. See Note 21 for details.

Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

(In thousands)	March 31, 2021	June 30, 2020
Coffee Brewing Equipment	$98,214	$98,734
Accumulated depreciation	(70,672)	$(67,800)
Coffee Brewing Equipment, net	$27,542	$30,934

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Depreciation expense	$2,263	$2,359	$6,957	$7,239

Other CBE expenses	$5,499	$7,821	$17,035	$23,778
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold.

Note 9. Goodwill and Intangible Assets
The carrying value of goodwill was fully impaired and written down to zero as of June 30, 2020.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		March 31, 2021			June 30, 2020
(In thousands)	Weighted Average Amortization Period as of December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	6.0	$33,003	$(19,142)	$13,861	$33,003	$(17,492)	$—	$15,511
Non-compete agreements	0.7	220	(192)	28	220	(161)	—	59
Recipes	2.6	930	(586)	344	930	(487)	—	443
Trade name/brand name	2.7	510	(411)	99	510	(383)	—	127
Total amortized intangible assets		$34,663	$(20,331)	$14,332	$34,663	$(18,523)	$—	$16,140
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$10,328	$—	$(5,806)	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$10,328	$—	$(5,806)	$4,522
Total intangible assets		$39,185	$(20,331)	$18,854	$44,991	$(18,523)	$(5,806)	$20,662
Aggregate amortization expense for the three months ended March 31, 2021 and 2020 was $0.6 million in each period. Aggregate amortization expense for the nine months ended March 31, 2021 and 2020 was $1.8 million in each period.
The Company test indefinite-lived intangible assets for impairment annually, as of January 31, or when events or changes in circumstances would indicate that more likely than not the fair values may be below the carrying amounts of the assets. The Company also assesses the recoverability of certain finite-lived intangible assets. As a result of the Company’s annual test of impairment during for the three and nine months ended March 31, 2021, no impairment was recorded.

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
The net periodic benefit cost for the defined benefit pension plans is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	859	1,059	2,578	3,177
Expected return on plan assets	(1,038)	(1,102)	(3,113)	(3,305)
Amortization of net loss(1)	502	370	1,507	1,109
Net periodic benefit cost	$323	$327	$972	$981
___________
(1) These amounts represent the estimated portion of the net loss in AOCI that is expected to be recognized as a component of net periodic benefit cost over the current fiscal year.
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 31, 2021	June 30, 2020
Discount rate	2.55%	3.45%
Expected long-term return on plan assets	6.25%	6.75%

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
Contributions made by the Company to the multiemployer pension plans were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
(In thousands)
Contributions	$272	$240	$809	$1,120

Outstanding balance of settlement obligations of the Company to certain multiemployer pension plans are as follows:

(In thousands)	March 31, 2021	June 30, 2020
Local 807 Pension Fund	$182	$182

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
401(k) Plan
The Company’s 401(k) Plan is available to all eligible employees. Participants in the 401(k) Plan may choose to contribute a percentage of their annual pay subject to the maximum contribution allowed by the Internal Revenue Service. The Company recorded matching contributions of $0.5 million and $1.9 million, respectively, in operating expenses in the three and nine months ended March 31, 2020. Effective March 31, 2020, the Company temporarily suspended its 401K matching program in response to the COVID-19 pandemic.

Additionally, the Company makes an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. During the three and nine months ended March 31, 2021, the Company contributed a total of 51,415 and 322,100 shares of the Company’s common stock with a value of $0.5 million and $1.8 million, respectively, to eligible participants’ annual plan compensation. During the three and nine months ended March 31, 2020, the Company contributed a total of 104,247 and 213,896 shares of the Company’s common stock with a value of $0.9 million and $2.3 million, respectively, to eligible participants’ annual plan compensation.
Postretirement Benefits
Retiree Medical Plan and Death Benefit
On March 23, 2020, the Company announced a plan to amend and terminate the postretirement medical benefit plan that covers qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”) effective December 31, 2020. The plan provided medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents were scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution. The Company's retiree medical, dental and vision plan was unfunded and its liability was calculated using an assumed discount rate.
The Company’s communication of its intention to amend and terminate the Retiree Medical Plan triggered re-measurement and curtailment of the plan. As a result, the re-measurement generated a prior service credit of $13.4 million which were amortized over the remaining months of the plan, and a revised net periodic postretirement benefit credit for fiscal 2021 of $14.6 million which were also amortized over the remaining months of the plan. Also, the Company recognized a one-time non-cash curtailment credit of $5.8 million for the fiscal year ended June 30, 2020. As of December 31, 2020, the Retiree Medical Plan has terminated.
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

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

The following table shows the components of net periodic postretirement benefit cost (credit) for the Retiree Medical Plan and Death Benefit for the three and nine months ended March 31, 2021 and 2020. Net periodic postretirement benefit cost was based on employee census information and asset information as of June 30, 2020.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
(In thousands)
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$5	$147	$14	$441
Interest cost	73	214	220	641
Amortization of net gain	80	(125)	(5,376)	(374)
Curtailment credit - Retiree Medical	—	(5,750)	—	(5,750)
Amortization of prior service credit	—	(395)	(8,961)	(1,186)
Net periodic postretirement benefit credit	$158	$(5,909)	$(14,103)	$(6,228)

Weighted-Average Assumptions Used to Determine Net Periodic Postretirement Benefit Cost

	Fiscal
	2021	2020
Retiree Medical Plan discount rate	0.06%	3.62%
Death Benefit discount rate	2.87%	3.64%

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 11. Debt Obligations
The following table summarizes the Company’s debt obligations:

				March 31, 2021		June 30, 2020
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	various	11/6/2023	N/A	$88,000	6.41%	$122,000	4.91%
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
As of March 31, 2021, the Company was in compliance with all of the covenants under the Amended Revolving Facility and had utilized $4.3 million of the letters of credit sublimit.
Effective March 27, 2019, the Company entered into an interest rate swap to manage the interest rate risk on its floating-rate indebtedness. See Note 4 for details.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

On April 26, 2021, the Company repaid in full all of the outstanding loans and other amounts payable under the Amended and Restated Credit Agreement dated as of November 6, 2018, using proceeds of loans received pursuant to a refinancing under a new senior secured facility composed of (a) a Credit Agreement, dated as of April 26, 2021 (the “Revolver Credit Facility Agreement”) by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers (collectively, the “Borrowers”), Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent and lender, and the other lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Revolver Security Agreement”), by and among the Borrowers, as grantors, and Wells Fargo, as administrative agent, and (b) a Credit Agreement, dated as of April 26, 2021 (the “Term Credit Facility Agreement”) by and among the Borrowers, MGG Investment Group LP. (“MGG”), as administrative agent, and the lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Term Security Agreement”), by and among the Borrowers, as grantors, and MGG, as administrative agent.

The following summary description of the Revolver Credit Facility Agreement and the Revolver Security Agreement key items. Please refer as Exhibit 10.1 and Exhibit 10.2 in this Quarterly Report on Form 10-Q for the full text of the agreements.

The Revolver Credit Facility Agreement, among other things include:

1.A commitment of up to $80.0 million (“Revolver”);
2.sublimit on letters of credit of $10.0 million;
3.maturity date of April 25, 2025;
4.fully collateralized by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
5.Revolver calculated as the lesser of (a) $80.0 million and (b) the amount derived from pursuant to a borrowing base composed of the sum of (i) 85%of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value (“NOLV”) of eligible inventory, minus (c) applicable reserve;
6.Interest under the Revolver is either LIBOR + 2.25% per annum, with LIBOR floor 0.50%, or base rate + 1.25% per annum; and
7.In the event that Borrowers’ availability to borrow under the Revolver falls below $10.0 million, financial covenant requires the Company to have a fixed charge coverage ratio of at least 1.00:1.00 at all such times.

The Revolver Credit Facility Agreement and the Revolver Security Agreement contain customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's and its subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolver Credit Facility Agreement becoming immediately due and payable and termination of the commitments.

The following summary description of the Term Credit Facility Agreement and the Term Security Agreement key items. Please refer to Exhibit 10.3 in this Quarterly Report on Form 10-Q for the full text of the agreements.

The Term Credit Facility Agreement, among other things include:

1.total commitment of $47.5 million in the form of a term loan (“Term Loan”);
2.maturity date of April 25, 2025;
3.fully collateralized by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
4.Interest under the Term Loan is either (a) LIBOR + 6.5% per annum, or (b) base rate + 5.50% per annum, with a 3% floor on base rate;
5.financial covenants include;
(i) maintain qualified cash and Borrower’s availability to borrow under the Revolver of at least $15.0 million through September 30, 2021; and
(ii) Commencing on the fiscal quarter ending on March 31, 2022, quarterly minimum EBITDA and fixed charge coverage ratio requirements specified therein.

The Term Credit Facility Agreement and the Term Security Agreement contain customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company's and its subsidiaries' ability to incur additional debt, pay dividends and

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Term Credit Facility Agreement becoming immediately due and payable and termination of the commitments.

In connection with the new Revolver Credit Facility Agreement and Term Credit Facility Agreement (collectively, the “Credit Facilities”), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (“Amended Rate Swap”). Please refer to Exhibit 10.5, Exhibit 10.6 and Exhibit 10.7 in this Quarterly Report on Form 10-Q for the full text of the agreements. Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap. By transferring the interest swap, the fair value of the liability will be impacted by future changes in interest rates and the Company will avoid settling the $3.7 million liability at close.
The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the new Revolver Credit Facility on a pari passu and pro rata basis with the principal of such loans. The Company did not designate the Amended Rate Swap as a cash flow hedge. The frozen AOCI balance from the original interest rate swap that was de-designated during the quarter ended September 30, 2020 will continue to be recognized in interest expense through October 11, 2023.”

Upon executing the foregoing Credit Facilities agreements, the Company was in compliance with all of the financial covenants under the senior credit facility, and no event of default has occurred or existed through the Credit Facilities agreements effective date. Furthermore, the Company believes it will be in compliance with the related financial covenants under the Credit Facilities agreements for the next twelve months.

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

	March 31, 2021	June 30, 2020
Allocated shares	1,100,058	1,170,015
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,100,058	1,170,015

(In thousands)
Fair value of ESOP shares	$11,485	$8,588

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 13. Share-based Compensation
Farmer Bros. Co. Long-Term Incentive Plan
As of March 31, 2021, there were 666,665 shares available under the 2017 Plan including shares that were forfeited under the prior plans for future issuance. As of March 31, 2021, there were 171,371 shares available under the 2020 Inducement Plan.
Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of shares subject to each stock option vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted during the nine months ended March 31, 2021:

Nine Months Ended March 31, 2021
Weighted average fair value of NQOs	$4.60
Risk-free interest rate	0.29%
Dividend yield	—%
Average expected term	4.6 years
Expected stock price volatility	35.4%

The following table summarizes NQO activity for nine months ended March 31, 2021:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2020	528,958	13.92	6.21	55
Granted	29,761	6.72	—	—
Exercised	—	—	—	—
Forfeited	(11,358)	16.62	—	—
Expired	(7,938)	28.51	—	—
Outstanding at March 31, 2021	539,423	13.25	5.55	440
Exercisable at March 31, 2021	153,230	16.13	5.24	—
The weighted-average grant-date fair value of options granted during nine months ended March 31, 2021 was $2.36. The aggregate intrinsic values outstanding at the end of period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $10.44 at March 31, 2021 and $7.34 at June 30, 2020, representing the last trading day of the respective periods, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in nine months ended March 31, 2021 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
The were no options exercised during nine months ended March 31, 2021. The Company received $129.3 thousand in proceeds from exercise of vested NQOs during the nine months ended March 31, 2020.
At March 31, 2021 and June 30, 2020, respectively, there was $1.2 million and $1.7 million of unrecognized NQO compensation cost. The unrecognized NQO compensation cost at March 31, 2021 is expected to be recognized over the weighted average period of 1.6 years. Total compensation expense for NQOs was $167.7 thousand and $167.3 thousand for the three months ended March 31, 2021 and 2020, respectively. Total compensation expense for NQOs was $586.8 thousand and $444.9 thousand for the nine months ended March 31, 2021 and 2020, respectively.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Non-qualified stock options with performance-based and time-based vesting (“PNQs”)
The following table summarizes PNQ activity for the nine months ended March 31, 2021:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2020	13,630	28.60	2.36	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(1,880)	21.33	—	—
Outstanding at March 31, 2021	11,750	29.76	2.16	—
Exercisable at March 31, 2021	6,942	28.40	1.89	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $10.44 at March 31, 2021 and $7.34 at June 30, 2020, representing the last trading day of the respective fiscal periods, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in the nine months ended March 31, 2021 represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during nine months ended March 31, 2021 and 2020.
At March 31, 2021 and June 30, 2020, there was no unrecognized PNQ compensation cost. There was no compensation expense related to PNQs in the three months ended March 31, 2021 and 2020. Total compensation expense related to PNQs in the nine months ended March 31, 2021 and 2020 was zero and $18.3 thousand, respectively.

Restricted Stock
The following table summarizes restricted stock activity for the nine months ended March 31, 2021:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	218,604	13.00
Granted	709,473	5.05
Vested/Released	(81,254)	13.56
Cancelled/Forfeited	(37,505)	3.81
Outstanding and nonvested at March 31, 2021	809,318	5.31

The total grant-date fair value of restricted stock granted during the nine months ended March 31, 2021 was $3.6 million.

At March 31, 2021 and June 30, 2020, there was $3.6 million and $1.7 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at March 31, 2021 is expected to be recognized over the weighted average period of 1.5 years. Total compensation expense for restricted stock was $0.4 million and $0.3 million, respectively, in the three months ended March 31, 2021 and 2020. Total compensation expense for restricted stock was $1.5 million and $0.7 million, respectively, in the nine months ended March 31, 2021 and 2020.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Performance-Based Restricted Stock Units (“PBRSUs”)
The following table summarizes PBRSU activity for the nine months ended March 31, 2021:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded(1)	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	81,337	15.78
Granted(1)	306,095	4.10
Vested/Released	(805)	31.70
Cancelled/Forfeited	(4,232)	18.50
Outstanding and nonvested at March 31, 2021	382,395	6.30
_____________
(1) The target number of PBRSUs is presented in the table. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals.
The total grant-date fair value of PBRSUs granted during the nine months ended March 31, 2021 was $1.3 million.

At March 31, 2021 and June 30, 2020, there was $1.2 million and $0.5 million, respectively, of unrecognized PBRSU compensation cost. The unrecognized PBRSU compensation cost at March 31, 2021 is expected to be recognized over the weighted average period of 2.7 years. Total compensation expense for PBRSUs was $91.1 thousand for the three months ended March 31, 2021.
As of March 31, 2021, the Company reversed the previously recognized nonvested compensation expense of $295.8 thousand for awards granted prior to fiscal 2021 since it was deemed not probable that the Company will achieve the target performance conditions. Total PBRSUs compensation expense for the three and nine months ended March 31, 2020 was $17.9 thousand and $128.0 thousand, respectively.
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
The following table summarizes CSRSU activity for the nine months ended March 31, 2021:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	—	—
Granted	232,002	4.31
Vested/Released	—	—
Cancelled/Forfeited	(15,660)	4.31
Outstanding and nonvested at March 31, 2021	216,342	4.31

The total grant-date fair value of CSRSUs granted during the nine months ended March 31, 2021 was $1.0 million.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

At March 31, 2021, there was $2.0 million of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at March 31, 2021 is expected to be recognized over the weighted average period of 2.7 years. Total compensation expense for CSRSUs was $192.5 thousand and $213.1 thousand in the three and nine months ended March 31, 2021, respectively.

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
The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of March 31, 2021, the Company reversed the previously recognized nonvested accrued liabilities of $102.2 thousand since it was deemed not probable that the Company will achieve the target performance conditions.
At March 31, 2021, there was no unrecognized PCA compensation cost since it was deemed not probable that the Company will achieve the target performance conditions. Total compensation expense for PCAs was $29.7 thousand and $46.5 thousand, respectively, for the three and nine months ended March 31, 2020.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 14. Other Current Liabilities
Other current liabilities consist of the following:

(In thousands)	March 31, 2021	June 30, 2020
Accrued postretirement benefits	$500	$744
Accrued workers’ compensation liabilities	1,413	1,466
Cumulative preferred dividends, undeclared and unpaid (1)	1,906	1,477
Finance lease liabilities	193	—
Other (2)	2,372	3,115
Other current liabilities	$6,384	$6,802
_________
(1) Represents the cumulative preferred dividends, undeclared and unpaid. Previously accrued long-term portion has been reclassified to current liabilities.
(2) Includes accrued property taxes, sales and use taxes and insurance liabilities.

Note 15. Other Long-Term Liabilities
Other long-term liabilities include the following:

(In thousands)	March 31, 2021	June 30, 2020
Derivative liabilities—noncurrent	$1,707	$2,859
Deferred compensation(1)	1,629	1,170
Deferred income taxes and other liabilities(2)	1,423	1,494
Finance lease liabilities	593	9
Other long-term liabilities	$5,352	$5,532
___________
(1) Includes payroll taxes and performance cash awards liabilities.
(2) Includes deferred tax liabilities that have an indefinite reversal pattern.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 16. Income Taxes
The income tax expense (benefit) and the related effective tax rates are as follows (in thousands, except effective tax rate):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Income tax (benefit) expense	$(60)	$(1,034)	$13,785	$(1,222)
Effective tax rate	(0.4)%	2.5%	(57.7)%	4.3%
The effective tax rate in nine months ended March 31, 2021 is negative primarily due to the $13.5 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years. Upon termination of this plan on December 31, 2020, the deferred non-cash tax expense was recognized in net income in the second quarter of fiscal 2021. The negative effective tax rate in the three months ended March 31, 2021, and the positive effective tax rates in the three and nine months ended March 31, 2020, are due to change in previously recorded valuation allowance and change in our estimated deferred tax liability. The Company’s interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events that may occur during the quarter. The Company recognizes the effects of tax legislation in the period in which the law is enacted. Deferred tax assets and liabilities are remeasured using enacted tax rates expected to apply to taxable income in the years the Company estimates the related temporary differences to reverse. The Company evaluates its deferred tax assets quarterly to determine if a valuation allowance is required. In making such assessment, significant weight is given to evidence that can be objectively verified, such as recent operating results, and less consideration is given to less objective indicators such as future income projections.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state and local tax authorities. With limited exceptions, as of March 31, 2021 and June 30, 2020, the Company is no longer subject to income tax audits by taxing authorities for any years prior to 2018. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.

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
The following table presents the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Undistributed net (loss) income available to common stockholders	$(13,234)	$(39,790)	$(36,601)	$(27,692)
Undistributed net (loss) income available to nonvested restricted stockholders and holders of convertible preferred stock	(594)	(126)	(1,507)	(91)
Net (loss) earnings available to common stockholders—basic	$(13,828)	$(39,916)	$(38,108)	$(27,783)

Weighted average common shares outstanding—basic	17,756,619	17,230,879	17,569,026	17,161,477
Effect of dilutive securities:
Shares issuable under stock options	—	—	—	—
Shares issuable under PBRSUs	—	—	—	—
Shares issuable under convertible preferred stock	—	—	—	—
Weighted average common shares outstanding—diluted	17,756,619	17,230,879	17,569,026	17,161,477
Net loss available to common stockholders per common share—basic	$(0.78)	$(2.32)	$(2.17)	$(1.62)
Net loss available to common stockholders per common share—diluted	$(0.78)	$(2.32)	$(2.17)	$(1.62)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net income (loss) per common share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Shares issuable under stock options	421,167	485,513	421,167	327,192
Shares issuable under convertible preferred stock	433,373	418,531	433,373	418,531
Shares issuable under PBRSUs	185,236	98,946	104,271	75,926

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 18. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
On October 2, 2017, the Company issued 14,700 shares of Series A Preferred Stock in connection with the Boyd Coffee acquisition. At March 31, 2021, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,130	$16,607	$1,907	$16,607

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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
(In thousands)	$	% of total	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$60,771	65.2%	$84,300	65.3%	$196,353	66.6%	$267,847	63.7%
Coffee (Frozen Liquid)	3,890	4.2%	7,044	5.5%	10,510	3.6%	23,528	5.6%
Tea (Iced & Hot)	4,726	5.1%	6,701	5.2%	11,251	3.8%	21,969	5.2%
Culinary	10,551	11.3%	12,954	9.9%	32,471	11.0%	42,315	10.1%
Spice	4,414	4.7%	5,262	4.1%	13,424	4.6%	17,594	4.2%
Other beverages(1)	8,530	9.2%	12,290	9.5%	30,028	10.1%	42,322	10.1%
Other revenues(2)	—	—%	—	—%	—	—%	2,701	0.6%
Net sales by product category	92,882	99.7%	128,551	99.5%	294,037	99.7%	418,276	99.5%
Fuel surcharge	270	0.3%	588	0.5%	956	0.3%	1,961	0.5%
Net sales	$93,152	100.0%	$129,139	100.0%	$294,993	100.0%	$420,237	100.0%
____________
(1)Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
(2)Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.

The Company does not have any material contract assets and liabilities as of March 31, 2021. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s condensed consolidated balance sheets. At March 31, 2021 and June 30, 2020, “Accounts receivable, net” included, $36.9 million and $40.7 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies
For a detailed discussion about the Company’s commitments and contingencies, see Note 22, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in the 2020 Form 10-K. During the nine months ended March 31, 2021, other than the following, or as otherwise disclosed in these footnotes in the current Form 10-Q, there were no material changes in the Company’s commitments and contingencies.
Purchase Commitments
As of March 31, 2021, the Company had committed to purchase green coffee inventory totaling $38.3 million under fixed-price contracts, $7.9 million in other inventory under non-cancelable purchase orders and $4.4 million in other purchases under non-cancelable purchase orders.
Legal Proceedings
Council for Education and Research on Toxics (“CERT”) v. Brad Berry Company Ltd., et al., Superior Court of the State of California, County of Los Angeles
On August 31, 2012, CERT filed an amendment to a private enforcement action adding a number of companies as defendants, including the Company’s subsidiary, Coffee Bean International, Inc., which sells coffee in California under the State of California's Safe Drinking Water and Toxic Enforcement Act of 1986 (“Prop 65”). The suit alleges that the defendants have failed to issue clear and reasonable warnings in accordance with Prop 65 that the coffee they produce, distribute, and sell contains acrylamide. This lawsuit was filed in Los Angeles Superior Court (the “Court”). CERT alleges that the Company and the other defendants failed to provide warnings for their coffee products of exposure to the chemical acrylamide as required under Prop 65. Plaintiff seeks equitable relief, including providing warnings to consumers of coffee products, as well as civil penalties in the amount of the statutory maximum of $2,500 per day per violation of Prop 65. The Plaintiff asserts that every consumed cup of coffee, absent a compliant warning, is equivalent to a violation under Prop 65.
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
On June 3, 2019, the Office of Administrative Law (OAL) approved the coffee exemption regulation. The regulation became effective on October 1, 2019. On June 24, 2019, the Court of Appeal lifted the stay of the litigation. A status conference was held on July 11, 2019. The Court granted the JDG’s motion for leave to amend its answers to add the coffee exemption regulation as a defense. Concurrently, the Court denied CERT’s motion to add OEHHA as a party but granted CERT’s motions to complete the administrative record with respect to the exemption and to undertake certain third party discovery. A status conference was held November 12, 2019 to discuss discovery issues and dispositive motions. Plaintiff’s motion to compel OEHHA to add documents to the rulemaking file for the new coffee exemption regulation was denied. CERT continued to pursue third-party discovery with plans to file motions to compel appearances of proposed deponents. These motions, along with CERT’s eight summary judgment motions, were heard at a January 21, 2020 hearing where the Court denied several of CERT’s discovery requests. The JDG’s reply in support of its motion for summary judgment was due to the Court on the March 16, 2020 however, on March 17, 2020, notice was given that the Court was rescheduling the

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

hearings set for March 23, 2020. Due to COVID 19 restrictions, the Court continued the hearing on the nine motions until July 16, 2020. At the hearing, the Court denied three of CERT’s motions for summary adjudication that challenged the OEHHA rulemaking, and rescheduled the balance of the pending motions for August 10, 2020. Subsequent to the hearing on January 21, 2020, Plaintiff made broad discovery requests against each of the defendants in hopes of opening up a third round of discovery. The discovery focuses on “additives to” and “flavorings” in coffee. The JDG has responded to the discovery requests but Plaintiff has filed a motion to compel further answers to discovery and production of documents.
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

On November 20, 2020, CERT filed an appeal with the Superior Court of California. On January 29, 2021, CERT filed another appeal with the Superior Court of California. On April 9, 2021, CERT filed it’s opening brief on the first appeal. At this time, the Company is unable to predict the timing of the final ruling. In addition, the Company believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Note 21. Sales of Assets
Sale of Branch Property
During the nine months ended March 31, 2021, the Company completed the sale of the following branch properties:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceeds	Gain (loss)	Long-Term Leaseback	Lease Term	Monthly Base Rent
Austin, Texas	11/18/2020	$1,360	$1,239	$1,045	No	N/A	N/A
Bishop, California	12/4/2020	$220	$204	$204	No	N/A	N/A

Assets Held for Sale
As of March 31, 2021, certain branch properties met the accounting guidance criteria to be classified as held for sale. As such, the Company evaluated the assets to determine whether the carrying value exceeded the fair value less any costs to sell. No loss was recorded as of March 31, 2021 and the aggregate assets held for sale are presented as a separate line items in the condensed consolidated condensed balance sheet. The branch properties did not meet the accounting guidance criteria to be classified as discontinued operations.

The following table presents net book value related to the major classes of assets that were classified as held for sale:

(In thousands)	March 31, 2021
Building and facilities	$1,632
Land	889
Assets held for sale	$2,521

Farmer Bros. Co.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Note 22. Subsequent Events
The Company evaluated all events or transactions that occurred after March 31, 2021 through the date the condensed consolidated financial statements were issued. During this period the Company had the following material subsequent events that require disclosure:
On April 26, 2021, the Company, repaid in full all of the outstanding loans and other amounts payable under the Amended and Restated Credit Agreement dated as of November 6, 2018, using proceeds of loans received pursuant to a refinancing under a new senior secured facility composed of (a) a Credit Agreement, dated as of April 26, 2021 (the “Revolver Credit Facility Agreement”) by and among the Company, Boyd Assets Co., FBC Finance Company, Coffee Bean Holding Co., Inc., Coffee Bean International, Inc. and China Mist Brands, Inc., as borrowers (collectively, the “Borrowers”), Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent and lender, and the other lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Revolver Security Agreement”), by and among the Borrowers, as grantors, and Wells Fargo, as administrative agent, and (b) a Credit Agreement, dated as of April 26, 2021 (the “Term Credit Facility Agreement”) by and among the Borrowers, MGG Investment Group LP. (“MGG”), as administrative agent, and the lenders party thereto, and various loan documents relating thereto including the Guaranty and Security Agreement, dated as of April 26, 2021 (the “Term Security Agreement”), by and among the Borrowers, as grantors, and MGG, as administrative agent.
See Note 11 for summary description of the key items of the Revolver and Term loan Credit Facility Agreements (collectively, the “Credit Facilities”). Please refer to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 in this Quarterly Report on Form 10-Q for the full text of the agreements.
In connection with the Credit Facilities agreements, the Company also executed an ISDA agreement to transfer its interest swap to Wells Fargo. See Note 11 for summary description of the key items of the ISDA agreement. Please refer to Exhibit 10.5, Exhibit 10.6 and Exhibit 10.7 in this Quarterly Report on Form 10-Q for the full text of the agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements contained in this Quarterly Report on Form 10-Q are not based on historical fact and are forward-looking statements within the meaning of federal securities laws and regulations. These statements are based on management’s current expectations, assumptions, estimates and observations of future events and include any statements that do not directly relate to any historical or current fact; actual results may differ materially due in part to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2020 (the “2020 Form 10-K”) and Part II, Item 1A of this report. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “assumes” and other words of similar meaning. Owing to the uncertainties inherent in forward-looking statements, actual results could differ materially from those set forth in forward-looking statements. We intend these forward-looking statements to speak only at the time of this report and do not undertake to update or revise these statements as more information becomes available except as required under federal securities laws and the rules and regulations of the SEC. Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, duration of the COVID-19 pandemic’s disruption to the Company’s business and customers, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on unemployment rates, the success of the Company’s strategy to recover from the effects of the pandemic, the success of the Company's turnaround strategy, the execution of the five key initiatives, the impact of capital improvement projects, the adequacy and availability of capital resources to fund the Company’s existing and planned business operations and the Company’s capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in Company performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of Company business and achievement of financial metrics related to those plans, the success of the Company to retain and/or attract qualified employees, the success of the Company’s adaptation to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this report and other factors described from time to time in our filings with the SEC. The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future period.

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
We operate production facilities in Northlake, Texas; Portland, Oregon; and Hillsboro, Oregon. We have stopped production in our Houston facility and plan to exit the facility in the fourth quarter of this fiscal year. Our distribution takes place out of the Northlake, Texas, Portland, Oregon and Hillsboro, Oregon production facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. We opened and started operating the distribution center in Rialto, California in the third quarter of the current fiscal year. Our products reach our customers primarily in the following ways: through our nationwide direct-store-delivery (“DSD”) network of approximately 205 delivery routes and 98 branch warehouses, some of which are located within the distribution facilities, as of March 31, 2021, or direct-shipped via common carriers or third-party distributors. DSD sales are made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products, and we rely on third-party logistics service providers for our long-haul distribution.

Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic continued to have a significant impact on our DSD sales network. As local governments across the country eased COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved trends with average weekly sales during the quarter ended March 31, 2021 down 36% compared to pre-COVID levels. Currently, during the month of April 2021, our average weekly DSD sales are down approximately 27% from pre-COVID levels. The largest DSD revenue declines were from restaurants, hotels and casino channels.

Compared to prior year third quarter, our Direct Ship revenues declined 23%. Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have seen moderate increases in demand that have helped mitigate the impact of COVID-19 pandemic. Also, a portion of the declines are attributable to accounts we decided to exit since they were lower or negative profit due to the impacts from COVID.

In addition to the costs saving initiatives to reduce operating expenses and capital expenditures implemented during the fiscal year ended June 30, 2020, we have also repaid our existing senior secured revolving credit facility, and executed new credit facilities, as described in the Liquidity, Capital Resources and Financial Condition section. The new credit facilities provides us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on key strategic initiatives. Also, we took additional cost saving actions to mitigate the financial impact to our operating results due to the surge in COVID-19 cases during the latter part of our fiscal second quarter and earlier in the current fiscal third quarter.
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

Summary Overview of Three Months Ended March 31, 2021 Results of Operations

During the three months ended March 31, 2021, we experienced sales declines in our DSD and direct ship sales channels compared to the prior year same period.
Our DSD network continued to be negatively impacted by the COVID-19 pandemic, and to a lesser extent, net customer attrition. Similar to our fiscal first and second quarters, the largest DSD revenue declines were from restaurants, hotels and casino channels. Our direct ship channel sales were also impacted by lower coffee volumes due to COVID-19 pandemic, and changes in coffee prices for our cost plus customers
During the three months ended March 31, 2021, we experienced lower gross margin compared to the prior year quarter primarily due to lower volumes and the impact of COVID-19 on our DSD business. Gross margins decreased by 3.8% to 25.6% from 29.4% compared to the same prior period mostly due to unfavorable customer mix since our DSD channel has higher margins. The gross margin decline was partially offset by lower freight costs, lower warehouse costs, and lower coffee brewing equipment (“CBE”) cost.
Operating expenses decreased compared to the prior year quarter driven by $9.2 million decrease in selling expenses, and the absence of a $42.0 million of goodwill and intangible assets impairment. This was partially offset by a $2.2 million increase in general and administrative expenses and a $0.2 million increase in net losses realized from sales of assets. The increase in general and administrative expenses was due to the reversal of the previously accrued employee incentive bonus in prior year when the pandemic first impacted our operating results in March 2020, and one-time costs associated with our supply chain optimization initiatives completed this quarter, that were incurred with the exiting of our Houston, Texas facility, and the opening and full ramp-up of our new west coast distribution facility in Rialto, California. Excluding this impact, general and administrative expenses have declined due to reductions in third party costs and reductions in headcount due to COVID-19. Overall, operating expenses benefited from cost savings actions taken due to COVID-19 pandemic, and other cost controls implemented over variable spending which have reduced payroll, freight, fleet and other variable costs due to the lower sales volumes.
Our capital expenditures for the nine months ended March 31, 2021 were $12.8 million, representing lower maintenance capital spend of $5.8 million, a 45.6% reduction compared to the prior year period, and various capital investment spending of $7.0 million. The spending reductions were driven by several key initiatives put in place, including a focus on refurbished CBE equipment to drive cost savings, and reductions across some capital categories due to additional cost controls implemented during the COVID-19 pandemic. The investment capital was primarily due to the key strategic optimization initiatives to increase the capacity at our Northlake, Texas plant, to close the Houston, Texas plant, and open a new distribution center in Rialto, California. Each of these projects were completed in the current fiscal third quarter ended March 31, 2021.
As of March 31, 2021, the outstanding debt on our revolver was $88.0 million, a decrease of $34.0 million since June 30, 2020. Our cash balance decreased by $51.5 million, from $60.0 million as of June 30, 2020, to $8.5 million as of March 31, 2021. These changes resulted from the repayments on our revolver under the terms of the Amended Revolving Facility, now repaid. The net reduction in our liquidity was due to our investment in inventory, capital expenditures to fund certain key growth initiatives noted above, and pension funding requirements that were previously deferred under the Coronavirus Aid, Relief, and Economic Security Act.

Results of Operations

Financial Data Highlights (in thousands, except per share data and percentages)

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2021	2020	Change	% Change	2021	2020	Change	% Change
Income Statement Data:
Net sales	$93,152	$129,139	$(35,987)	(27.9)%	$294,993	$420,237	$(125,244)	(29.8)%
Gross margin	25.6%	29.4%	(3.8)%	NM	24.6%	29.2%	(4.6)%	NM
Operating expenses as a % of sales	36.8%	64.4%	27.6%	NM	35.4%	36.2%	0.8%	NM
Loss from operations	$(10,395)	$(45,169)	$34,774	NM	$(32,004)	$(29,407)	$(2,597)	NM
Net loss	$(13,684)	$(39,777)	$26,093	NM	$(37,680)	$(27,369)	$(10,311)	NM
Net loss available to common stockholders per common share—basic	$(0.78)	$(2.32)	$1.54	NM	$(2.17)	$(1.62)	$(0.55)	NM
Net loss available to common stockholders per common share—diluted	$(0.78)	$(2.32)	$1.54	NM	$(2.17)	$(1.62)	$(0.55)	NM

Operating Data:
Coffee pounds	18,026	25,678	(7,652)	(29.8)%	60,366	80,995	(20,629)	(25.5)%
EBITDA(1)	$(4,800)	$(32,272)	$27,472	(85.1)%	$3,391	$(1,980)	$5,371	(271.3)%
EBITDA Margin(1)	(5.2)%	(25.0)%	19.8%	NM	1.1%	(0.5)%	1.6%	NM
Adjusted EBITDA(1)	$(759)	$6,563	$(7,322)	(111.6)%	$13,207	$18,028	$(4,821)	(26.7)%
Adjusted EBITDA Margin(1)	(0.8)%	5.1%	(5.9)%	NM	4.5%	4.3%	0.2%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	65.2%	65.3%	(0.1)%	(0.2)%	66.6%	63.7%	2.9%	4.6%
Coffee (Frozen Liquid)	4.2%	5.5%	(1.3)%	(23.6)%	3.6%	5.6%	(2.0)%	(35.7)%
Tea (Iced & Hot)	5.1%	5.2%	(0.1)%	(1.9)%	3.8%	5.2%	(1.4)%	(26.9)%
Culinary	11.3%	9.9%	1.4%	14.1%	11.0%	10.1%	0.9%	8.9%
Spice	4.7%	4.1%	0.6%	14.6%	4.6%	4.2%	0.4%	9.5%
Other beverages(2)	9.2%	9.5%	(0.3)%	(3.2)%	10.1%	10.1%	—%	—%
Other revenues(3)	—%	—%	—%	NM	—%	0.6%	(0.6)%	NM
Net sales by product category	99.7%	99.5%	0.2%	NM	99.7%	99.5%	0.8%	NM
Fuel Surcharge	0.3%	0.5%	(0.2)%	NM	0.3%	0.5%	(0.2)%	NM
Total	100.0%	100.0%	—%	—%	100.0%	100.0%	—%	—%

Other data:
Capital expenditures related to maintenance	$2,042	$3,163	$(1,121)	(35.4)%	$5,783	$10,622	$(4,839)	(45.6)%
Total capital expenditures	$3,133	$4,107	$(974)	(23.7)%	$12,769	$13,114	$(345)	(2.6)%
Depreciation and amortization expense	$6,883	$7,333	$(450)	(6.1)%	$21,231	$22,544	$(1,313)	(5.8)%
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

The following table sets forth information regarding our condensed consolidated results of operations for the three and nine months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2021	2020	Change	% Change	2021	2020	Change	% Change
Net sales	$93,152	$129,139	$(35,987)	(27.9)%	$294,993	$420,237	$(125,244)	(29.8)%
Cost of goods sold	69,274	91,190	21,916	24.0%	222,447	297,662	75,215	25.3%
Gross profit	23,878	37,949	(14,071)	(37.1)%	72,546	122,575	(50,029)	(40.8)%
Selling expenses	22,767	31,968	9,201	28.8%	71,035	100,488	29,453	29.3%
General and administrative expenses	11,018	8,833	(2,185)	(24.7)%	32,334	32,839	505	1.5%
Net losses (gains) from sales of assets	488	287	(201)	70.0%	(62)	(23,375)	(23,313)	NM
Impairment of goodwill and intangible assets	—	42,030	42,030	100.0%	—	42,030	42,030	100.0%
Impairment of fixed assets	—	—	—	—%	1,243	—	(1,243)	—%
Operating expenses	34,273	83,118	48,845	58.8%	104,550	151,982	47,432	31.2%
Loss from operations	(10,395)	(45,169)	34,774	77.0%	(32,004)	(29,407)	(2,597)	(8.8)%
Other (expense) income:
Interest expense	(2,993)	(2,478)	(515)	(20.8)%	(9,174)	(7,885)	(1,289)	(16.3)%
Postretirement benefits curtailment and pension settlement charge	—	5,760	(5,760)	NM	—	5,760	(5,760)	(100.0)%
Other, net	(356)	1,076	(1,432)	NM	17,283	2,941	14,342	NM
Total other (expense) income	(3,349)	4,358	(7,707)	NM	8,109	816	7,293	NM
Loss before taxes	(13,744)	(40,811)	27,067	66.3%	(23,895)	(28,591)	4,696	16.4%
Income tax (benefit) expense	(60)	(1,034)	(974)	NM	13,785	(1,222)	(15,007)	NM
Net loss	$(13,684)	$(39,777)	26,093	65.6%	$(37,680)	$(27,369)	(10,311)	(37.7)%
Less: Cumulative preferred dividends, undeclared and unpaid	144	139	(5)	(3.6)%	428	414	(14)	(3.4)%
Net loss available to common stockholders	$(13,828)	$(39,916)	26,088	65.4%	$(38,108)	$(27,783)	(10,325)	(37.2)%
_____________
NM - Not Meaningful

Three and Nine Months Ended March 31, 2021 Compared to Three and Nine Months Ended March 31, 2020

Net Sales
The following table presents changes in units sold, unit price and net sales by product category in the three and nine months ended March 31, 2021 compared to the same periods in the prior fiscal year (in thousands, except unit price and percentages):

	Three Months Ended March 31,		Favorable (Unfavorable)		Nine Months Ended March 31,		Favorable (Unfavorable)
	2021	2020	Change	% Change	2021	2020	Change	% Change
Units sold
Coffee (Roasted)	14,421	20,542	(6,121)	(29.8)%	48,293	64,796	(16,503)	(25.5)%
Coffee (Frozen Liquid)	44	83	(39)	(47.0)%	137	281	(144)	(51.2)%
Tea (Iced & Hot)	395	650	(255)	(39.2)%	1,257	1,998	(741)	(37.1)%
Culinary	1,125	1,584	(459)	(29.0)%	3,497	5,376	(1,879)	(35.0)%
Spice	114	140	(26)	(18.6)%	360	479	(119)	(24.8)%
Other beverages(1)	663	828	(165)	(19.9)%	2,181	3,225	(1,044)	(32.4)%
Total	16,762	23,827	(7,065)	(29.7)%	55,725	76,155	(20,430)	(26.8)%

Unit Price
Coffee (Roasted)	$4.21	$4.10	$0.11	2.7%	$4.07	$4.16	$(0.09)	(2.2)%
Coffee (Frozen Liquid)	$88.41	$84.87	$3.54	4.2%	$76.72	$83.73	$(7.01)	(8.4)%
Tea (Iced & Hot)	$11.96	$10.31	$1.65	16.0%	$8.95	$11.00	$(2.05)	(18.6)%
Culinary	$9.38	$8.18	$1.20	14.7%	$9.29	$8.02	$1.27	15.8%
Spice	$38.72	$37.59	$1.13	3.0%	$37.29	$36.73	$0.56	1.5%
Other beverages(1)	$12.87	$14.84	$(1.97)	(13.3)%	$13.77	$13.23	$0.54	4.1%
Average unit price	$5.54	$5.40	$0.14	2.6%	$5.28	$5.49	$(0.21)	(3.8)%

Total Net Sales By Product Category(2)
Coffee (Roasted)	$60,771	$84,300	$(23,529)	(27.9)%	$196,353	$269,367	$(73,014)	(27.1)%
Coffee (Frozen Liquid)	3,890	7,044	(3,154)	(44.8)%	10,510	23,528	(13,018)	(55.3)%
Tea (Iced & Hot)	4,726	6,701	(1,975)	(29.5)%	11,251	21,969	(10,718)	(48.8)%
Culinary	10,551	12,954	(2,403)	(18.6)%	32,471	43,099	(10,628)	(24.7)%
Spice	4,414	5,262	(848)	(16.1)%	13,424	17,594	(4,170)	(23.7)%
Other beverages(1)	8,530	12,290	(3,760)	(30.6)%	30,028	42,681	(12,653)	(29.6)%
Net sales by product category	$92,882	$128,551	$(35,669)	(27.7)%	$294,037	$418,238	$(124,201)	(29.7)%
Fuel Surcharge	270	588	(318)	(54.1)%	956	1,999	(1,043)	(52.2)%
Total	$93,152	$129,139	$(35,987)	(27.9)%	$294,993	$420,237	$(125,244)	(29.8)%
____________
(1) Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee.
(2) Certain transition service revenues related to the sale of our office coffee assets are not separately presented. The amounts are included in each of the product categories.

Net sales in the three months ended March 31, 2021 decreased $36.0 million, or 27.9%, to $93.2 million from $129.1 million in the three months ended March 31, 2020. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold, and other beverages, culinary, spice and tea products sold through our DSD network mostly impacted by COVID-19 pandemic, and the impact of changes in coffee prices for our cost plus customers. Our direct ship net sales in the three months ended March 31, 2021 included no material price increases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $2.6 million in price decreases to customers utilizing such arrangements in the three months ended March 31, 2020.
Net sales in the nine months ended March 31, 2021 decreased $125.2 million, or 29.8%, to $295.0 million from $420.2 million in the nine months ended March 31, 2020. The decline in net sales was primarily due to a decline in revenues and volume of green coffee processed and sold, other beverages, culinary, spice and tea products all sold through our DSD network mostly impacted by COVID-19 pandemic and the impact of changes in coffee prices for our cost plus customers. Our direct ship net sales in the nine months ended March 31, 2021 included $1.6 million in price decreases to customers utilizing commodity-based pricing arrangements, where the changes in the green coffee commodity costs are passed on to the customer, as compared to $7.6 million in price decreases to customers utilizing such arrangements in the nine months ended March 31, 2020.
The following table presents the effect of changes in unit sales, unit pricing and product mix in the three and nine months ended March 31, 2021 compared to the same periods in the prior fiscal year (in millions):

	Three Months Ended March 31, 2021 vs. 2020	% of Total Mix Change	Nine Months Ended March 31, 2021 vs. 2020	% of Total Mix Change
Effect of change in unit sales	$(39.1)	(108.6)%	$(107.9)	(86.2)%
Effect of pricing and product mix changes	3.2	8.6%	(17.4)	(13.8)%
Total decrease in net sales	$(36.0)	(100.0)%	$(125.2)	(100.0)%

Unit sales decreased 29.7% and average unit price increased by 2.6% in the three months ended March 31, 2021 as compared to the same period in the prior fiscal year, resulting in a decrease in our net sales of 27.9%. Unit sales decreased 26.8% and average unit price declined by 3.8% in the nine months ended March 31, 2021 as compared to the same period in the prior fiscal year, resulting in a decrease in our net sales of 29.8%. Average unit price decreased during three and nine months ended March 31, 2021 due to a higher mix of product sold via direct ship versus DSD network, as direct ship has a lower average unit price. There were no new product category introductions which had a material impact on our net sales in the three and nine months ended March 31, 2021 or 2020.

Gross Profit
Gross profit in the three months ended March 31, 2021 decreased $14.1 million, or 37.1%, to $23.9 million from $37.9 million in the three months ended March 31, 2020. Gross margin decreased to 25.6% in the three months ended March 31, 2021 from 29.4% in the three months ended March 31, 2020. Gross profit in the nine months ended March 31, 2021 decreased $50.0 million, or 40.8%, to $72.5 million from $122.6 million in the nine months ended March 31, 2020. Gross margin decreased to 24.6% in the nine months ended March 31, 2021 from 29.2% in the nine months ended March 31, 2020.
The decrease in gross profit in three and nine months ended March 31, 2021, was primarily driven by lower net sales of $36.0 million and $125.2 million, respectively, partially offset by lower costs of goods sold. Gross margin during the three and nine months ended March 31, 2021, was negatively impacted by the COVID-19 pandemic on DSD customers, higher production variances and unfavorable customer mix since our DSD channel has higher margins, partially offset by lower freight costs, lower warehouse costs, lower CBE costs and the impact of changes in coffee prices during the three and nine months ended March 31, 2021.

Operating Expenses
In the three months ended March 31, 2021, operating expenses decreased $48.8 million or 58.8% compared to prior year period at $34.3 million, or 36.8% of net sales, from $83.1 million, or 64.4% of net sales. This was primarily due to a $9.2 million decrease in selling expenses and the absence of a $42.0 million of goodwill and intangible assets impairment. This was partially offset by a $2.2 million increase in general and administrative expenses and a $0.2 million increase in net losses realized from sales of asset.
The decrease in selling expenses was primarily driven by reductions in headcount, lower DSD sales commissions, lower travel expenses and lower fleet and freight costs.
The increase in general and administrative expenses was due to the reversal of the previously accrued employee incentive bonus in prior year when the pandemic first impacted our operating results in March 2020, and one-time costs associated with our supply chain optimization initiatives completed this quarter, that were incurred with the exiting of our Houston, Texas facility, and the opening and full ramp-up of our new west coast distribution facility in Rialto, California. Excluding this impact, general and administrative expenses have declined due to reductions in third party costs and reductions in headcount due to COVID-19.
Impairment of goodwill and intangible assets of $42.0 million in the three and nine months ended March 31, 2020, was primarily associated with our annual impairment test as of January 31, 2020, adjusted further by the impact of the COVID-19 pandemic that had a negative impact on the fair value of the assets.
In the nine months ended March 31, 2021, operating expenses decreased compared to prior year period at $104.6 million, or 35.4% of net sales, from $152.0 million, or 36.2% of net sales, due to a $29.5 million decrease in selling expenses, a $0.5 million decrease in general and administrative expenses and the absence of a $42.0 million of goodwill and intangible assets impairment. The decrease was offset by a $23.3 million decrease in net gains realized from sales of assets and a $1.2 million of fixed assets impairment.
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
The decrease in net gains from sales of assets were primarily due to the sales of two branch properties at a net gain of $1.2 million compared to the prior year sales of the Houston manufacturing facility, the office coffee assets and seven branch properties of $7.3 million, $7.2 million and $12.1 million, respectively.
Total Other Income (Expense)
Total other income (expense) in the three months ended March 31, 2021 was $3.3 million of expense compared to $4.4 million of income in the three months ended March 31, 2020. Total other income (expense) in the nine months ended March 31, 2021 was $8.1 million of income compared to $0.8 million of income in the nine months ended March 31, 2020. The change in total other income (expense) in the three and nine months ended March 31, 2021 was primarily a result of:
•higher employee postretirement benefit gains due to the plan curtailment;
•higher net losses on coffee-related derivative instruments in the three months ended March 31, 2021;
•higher net gains on coffee-related derivative instruments in the nine months ended March 31, 2021;
•partially offset by higher interest expense.

Interest expense in the three and nine months ended March 31, 2021 increased $0.5 million and $1.3 million to $3.0 million and $9.2 million from $2.5 million and $7.9 million, respectively, in the prior year period. The increase in interest expense in the three and nine months ended March 31, 2021 was principally due to the write-off of deferred finance costs related to our debt amendment in July 2020 and the amortization of de-designated interest rate swap costs, partially offset by lower pension interest expense.
Other, net in the three months ended March 31, 2021 increased by $1.4 million to an expense of $0.4 million compared to income of $1.1 million in the prior year period. Other, net in the nine months ended March 31, 2021 increased by $14.3 million to income of $17.3 million compared to income of $2.9 million in the prior year period. The increase in expenses, Other, net, in the three months ended March 31, 2021, was primarily a result of lower amortized gains on our terminated postretirement medical benefit plan, and higher mark-to-market net losses on coffee-related derivative instruments not designated as accounting hedges. The increase in income, Other, net, in the nine months ended March 31, 2021, was primarily a result of higher amortized gains on our terminated postretirement medical benefit plan and higher mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges.

Income Taxes
In the three and nine months ended March 31, 2021, we recorded income tax benefit of $0.1 million and income tax expense $13.8 million, respectively, compared to income tax benefit of $1.0 million and $1.2 million, respectively, in the three and nine months ended March 31, 2020. The income tax expense in the nine months ended March 31, 2021 included $13.5 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years. Upon termination of this plan on December 31, 2020, the deferred non-cash tax expense was recognized in net income in the second quarter of fiscal 2021. The income tax benefit in the three months ended March 31, 2021, and the three and nine months ended March 31, 2020, respectively, were primarily driven by change in previously recorded valuation allowance and change in our estimated deferred tax liability. See Note 16, Income Taxes, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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
•severance costs;
•proxy contest-related expenses;
•non-recurring costs associated with the COVID-19 pandemic and 2021 severe winter weather;
•net gains and losses from sales of assets;
•non-cash pension settlements and postretirement benefits curtailment; and
•acquisition, integration and strategic initiative costs.

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

Set forth below is a reconciliation of reported net income (loss) to EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Net (loss) income, as reported	$(13,684)	$(39,777)	$(37,680)	$(27,369)
Income tax (benefit) expense	(60)	(1,034)	13,785	(1,222)
Interest expense (1)	2,061	1,206	6,055	4,067
Depreciation and amortization expense	6,883	7,333	21,231	22,544
EBITDA	$(4,800)	$(32,272)	$3,391	$(1,980)
EBITDA Margin	(5.2)%	(25.0)%	1.1%	(0.5)%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of reported net income (loss) to Adjusted EBITDA (unaudited):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Net (loss) income, as reported	$(13,684)	$(39,777)	$(37,680)	$(27,369)
Income tax (benefit) expense	(60)	(1,034)	13,785	(1,222)
Interest expense(1)	2,061	1,206	6,055	4,067
Depreciation and amortization expense	6,883	7,333	21,231	22,544
ESOP and share-based compensation expense	1,611	1,418	3,561	3,197
Weather-related event - 2021 severe winter weather	109	—	109	—
Strategic initiatives (2)	1,593	—	3,268	—
Net losses (gains) from sales of other assets	488	287	(62)	(23,375)
Impairment of goodwill and intangible assets	—	42,030	—	42,030
Impairment of fixed assets	—	—	1,243	—
Non-recurring costs associated with the COVID-19 pandemic	40	129	300	129
Proxy contest-related expenses	—	204	—	463
Postretirement benefits curtailment and pension settlement charge	—	(5,760)	—	(5,760)
Severance	200	527	1,397	3,324
Adjusted EBITDA(3)	$(759)	$6,563	$13,207	$18,028
Adjusted EBITDA Margin	(0.8)%	5.1%	4.5%	4.3%
____________
(1) Excludes interest expense related to pension plans and postretirement benefits.
(2) Includes initiatives related to the Houston facility exit and opening of the Rialto distribution center.
(3) Adjusted EBITDA for the three and nine months ended March 31, 2021 includes $7.2 million and $14.4 million, respectively, of higher amortized gains resulting from the curtailment of the postretirement medical plan in March 2020. These higher gains continued until the plan sunset on December 31, 2020. See Note 10 for details.

Liquidity, Capital Resources and Financial Condition
The following table summarizes our debt obligations:

				March 31, 2021		June 30, 2020
(In thousands)	Debt Origination Date	Maturity	Original Borrowing Amount	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Credit Facility	various	11/6/2023	N/A	$88,000	6.41%	$122,000	4.91%

Credit Facility
On July 23, 2020 (the "Effective Date"), pursuant to Amendment No. 3 to Amended and Restated Credit Agreement (the “Third Amendment”), the Company amended its existing senior secured revolving credit facility (such facility as amended to date, including pursuant to the Third Amendment, the “Amended Revolving Facility”) with certain financial institutions. The Third Amendment, among other things (as described in more detail in Note 11, Debt Obligations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) retained the amount of revolving commitments under the Amended Revolving Facility of $125.0 million and the sublimit on letters of credit and swingline loans of $15.0 million each. The Amended Revolving Facility has no scheduled payback required on the principal prior to the maturity date on November 6, 2023.
Effective March 27, 2019, we entered into an interest rate swap to manage our interest rate risk on our floating-rate indebtedness. See Note 4 for details.
On April 26, 2021, we repaid in full all of the outstanding loans and other amounts payable under the Amended and Restated Credit Agreement, using proceeds of loans received pursuant to a refinancing under a new senior secured facility composed of a Revolver Credit Facility Agreement and a Term Credit Facility Agreement (collectively, the “Credit Facilities”), as described in more detail in Note 11, Debt Obligations, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
The revolver under the Credit Facilities has a commitment of up to $80.0 million and a maturity date of April 25, 2025. Availability under the revolver is calculated as the lesser of (a) $80.0 million and (b) the amount derived from pursuant to a borrowing base composed of the sum of (i) 85%of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value (“NOLV”) of eligible inventory, minus (c) applicable reserve. The term loan under the Credit Facilities has a total commitment of $47.5 million and a maturity date of April 25, 2025.
The Credit Facilities contain customary affirmative and negative covenants and restrictions (see Note 11 for details) typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments.
In connection with the Credit Facilities, we also executed an ISDA agreement to transfer our interest swap to Wells Fargo under substantially the same terms. See Note 11 for details.

The Credit Facilities provides us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic and continue to execute on key strategic initiatives.

At April 26, 2021, we had outstanding borrowings of $96.1 million and we had unrestricted cash of $8.2 million and $23.2 million of availability under our Credit Facilities. We also had restricted cash on hand of an additional $4.5 million used to collateralize our letters of credit on the Amended Revolving Facility until we issue the letters of credit on the Credit Facilities.

Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Credit Facilities described above. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities. We believe that the Credit Facilities, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
As of March 31, 2021, as a result of the foregoing Credit Facilities described above, we were in compliance with all of the covenants under our credit facility agreement. No event of default has occurred or existed through May 6, 2021, the date we filed our fiscal third quarter ended March 31, 2021 Form 10-Q, and through the Credit Facilities agreement effective date.
At March 31, 2021, we had $8.5 million in cash and cash equivalents and none of the cash in our coffee-related derivative margin accounts was restricted.

Impact of COVID-19 on Our Liquidity
The COVID-19 pandemic and related restrictive measures such as travel bans, quarantines, and shutdowns as well as changes in consumer behavior, have had an adverse impact on certain of our DSD customers, particularly restaurants, hotels, casinos and coffeehouses. As local governments across the country ease COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved trends with average weekly sales during the quarter ended March 31, 2021 down 36% compared to pre-COVID levels. Currently, during the month of April 2021, our average weekly DSD sales are now down approximately 27% from pre-COVID levels. However, we are unable to predict the rate at which our customers will resume purchases as the restrictive measures are lifted.
As previously disclosed, we have modified our business practices due to the impact of COVID-19 pandemic on our operating results. These included, reduced discretionary expenses, aggressively reduced certain capital expenditures, closely and proactively managed our inventory purchases, while prioritizing investments in e-commerce initiatives and serving current Direct Ship customers’ needs. Additionally, we also continue to be focused on the rebalancing of volume across our manufacturing network, bringing additional production into our Northlake, Texas facility to generate additional savings.
In addition to the costs saving initiatives to reduce operating expenses and capital expenditures, we have also repaid our existing senior secured revolving credit facility, and executed new credit facilities. The Credit Facilities agreement, as described above, provides us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on key strategic initiatives.
These actions have improved our cost structure and helped in mitigating the impact of the COVID-19 pandemic on our operating results and liquidity; however we cannot make assurances that these actions will continue to be successful.
The magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, is still uncertain due to the rapid development and fluidity of the situation. While we anticipate that our revenue will continue to recover slowly as local and national governments ease COVID-19 related restrictions, and vaccines are distributed throughout the country, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability. Accordingly, we expect that our results of operations will be adversely affected for our fiscal year ending June 30, 2021.

Cash Flows
The significant captions and amounts from our condensed consolidated statements of cash flows are summarized below:

	Nine Months Ended March 31,
	2021	2020
Condensed Consolidated Statements of cash flows data (in thousands)
Net cash (used) provided by operating activities	$(3,488)	$8,065
Net cash (used) provided in investing activities	(10,787)	23,619
Net cash used by financing activities	(37,264)	(12,278)
Net (decrease) increase in cash and cash equivalents	$(51,539)	$19,406
Operating Activities
Net cash used in operating activities during the nine months ended March 31, 2021 was $3.5 million as compared to net cash provided of $8.1 million in the nine months ended March 31, 2020. The $11.6 million increase in net cash used in operating activities was primarily attributable to declines in revenues and related net income, partially offset by better working capital management.
Investing Activities
Net cash used by investing activities during the nine months ended March 31, 2021 was $10.8 million as compared to net cash provided of $23.6 million in the nine months ended March 31, 2020. The decrease in cash provided by investment activities was principally due to net cash proceeds from the sale of assets during the nine months ended March 31, 2020 of $36.7 million as compared to $2.0 million in the current period. Our capital expenditures for the nine months ended March 31, 2021 represented lower maintenance capital spend as we focus on refurbished CBE equipment to drive cost savings, offset by growth investment capital spend.

Financing Activities
Net cash used in financing activities during the nine months ended March 31, 2021 increased $25.0 million as compared to the nine months ended March 31, 2020. The increase in net cash used in financing activities in the current period, is primarily due to $34.0 million in net payments under the Amended Revolving Facility, compared to $12.0 million in net payments in the prior period. The $34.0 million in net payments in the nine months ended March 31, 2021, was due to compliance with the anti-cash hoarding provision under the Amended Revolving Facility, now repaid, as well as financing costs associated with the Third Amendment.

Capital Expenditures
For the three months ended March 31, 2021 and 2020, our capital expenditures paid were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2021	2020	2021	2020
Maintenance:
Coffee brewing equipment	$1,578	$2,159	$4,430	$6,294
Building and facilities	—	—	45	133
Vehicles, machinery and equipment	150	408	378	1,444
IT, software, office furniture and equipment	314	596	930	2,751
Capital expenditures, maintenance	$2,042	$3,163	$5,783	$10,622

Expansion Project:
Machinery and equipment	$481	$828	$5,251	$2,376
IT equipment	$50	$116	$755	$116
Capital expenditures, Expansion Project	$531	$944	$6,006	$2,492

New Facility Costs
Building and facilities, including land	560	—	980	—
Capital expenditures, New Facility	$560	$—	$980	$—

Total capital expenditures	$3,133	$4,107	$12,769	$13,114

In fiscal year 2021, we anticipate paying between $8.0 million to $11.0 million in maintenance capital expenditures. We expect to finance these expenditures through cash flows from operations and borrowings under our credit facilities.
Depreciation and amortization expenses were $6.9 million and $7.3 million in the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization expenses were $21.2 million and $22.5 million in the nine months ended March 31, 2021 and 2020, respectively. We anticipate our depreciation and amortization expense will be approximately $6.8 million to $7.3 million per quarter in the remainder of fiscal year 2021 based on our existing fixed asset commitments and the useful lives of our intangible assets.

Commitments and Contingencies
As of March 31, 2021, we had committed to purchase green coffee inventory totaling $38.3 million under fixed-price contracts, $7.9 million in other inventory under non-cancelable purchase orders and $4.4 million in other purchases under non-cancelable purchase orders.

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
Interest Rate Risk
At March 31, 2021, under our Amended Revolving Facility, we were eligible to borrow up to a total of $125.0 million, subject to compliance with applicable financial covenants and had outstanding borrowings of $88.0 million and utilized $4.3 million of the letters of credit sublimit. As a result of the interest rate swap, only $23.0 million was subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Amended Revolving Facility at March 31, 2021 was 6.41%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Amended Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of March 31, 2021:

(In thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$23,000	4.91%	$1,129
–100 basis points	$23,000	5.41%	$1,244
Unchanged	$23,000	6.41%	$1,474
+100 basis points	$23,000	7.41%	$1,704
+150 basis points	$23,000	7.91%	$1,819

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
The following table summarizes the potential impact as of March 31, 2021 to net loss and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Loss		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$1,002	$(1,002)	$2,650	$(2,650)
__________
(1) The Company’s purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of March 31, 2021. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

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
As of March 31, 2021, our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
Management has determined that there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth in Note 20, Commitments and Contingencies, of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

For a discussion of our other potential risks and uncertainties, see the information under “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the year ended June 30, 2020, which is accessible on the SEC’s website at www.sec.gov. During the nine months ended March 31, 2021, there have been no material changes to the risk factors disclosed in our 2020 Form 10‑K.

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

10.1
Credit Agreement dated as of dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and Wells Fargo Bank, N.A., as administrative agent and lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021 and incorporated herein by reference).

10.2
Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and Wells Fargo Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021 and incorporated herein by reference).

10.3
Credit Agreement dated as of dated as of April 26, 2026, by and among Farmer Bros. Co., a Delaware corporation, the other loan parties named therein, the lenders named therein and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021 and incorporated herein by reference).

10.4
Guaranty and Security Agreement dated as of April 26, 2021, by and among Farmer Bros. Co., a Delaware corporation, the other grantors named therein, and MGG Investment Group LP, as administrative agent (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021 and incorporated herein by reference).

10.5
ISDA Master Agreement, dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A.(filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021 and incorporated herein by reference).

10.6
Schedule of the ISDA Master Agreement, dated as of April 26, 2021, by and between Farmer Bros. Co. and Wells Fargo Bank, N.A. (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021 and incorporated herein by reference).

10.7
Replacement interest rate swap with Wells Fargo Bank, N.A. pursuant to a new interest rate swap confirmation. (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2021 and incorporated herein by reference).

10.8
Farmer Bros. Co. Amended and Restated 2017 Long-Term Incentive Plan (filed as Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 21, 2020 filed with the SEC on February 5, 2021 and incorporated herein by reference).

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
May 6, 2021

By:	/s/ Scott R. Drake
Scott R. Drake Chief Financial Officer (principal financial officer)
May 6, 2021