Form 10-K
period 2021-06-30
FARMER BROTHERS CO
filed 2021-09-10
CIK 34563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

888-301-0489
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	FARM	Nasdaq Global Select Market
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
YES ☐ NO   ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $49.1 million based upon the closing price reported for such date on the Nasdaq Global Select Market.
As of August 23, 2021 the registrant had 17,992,268 shares outstanding of its common stock, par value $1.00 per share, which is the registrant’s only class of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended June 30, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our financial condition, our products, our business strategy, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases or written statements, or in our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. These forward-looking statements can be identified by the use of words like “anticipates,” “estimates,” “projects,” “expects,” “plans,” “believes,” “intends,” “will,” “could,” “may,” “assumes” and other words of similar meaning. These statements are based on management’s beliefs, assumptions, estimates and observations of future events based on information available to our management at the time the statements are made and include any statements that do not relate to any historical or current fact. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed, implied or forecast by our forward-looking statements due in part to the risks, uncertainties and assumptions set forth below in Part I, Item 1.A., Risk Factors as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, as well as those discussed elsewhere in this report and other factors described from time to time in our filings with the SEC.
Factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, duration of the disruption to our business and customers from the COVID-19 pandemic and severe winter weather, levels of consumer confidence in national and local economic business conditions, the duration and magnitude of the pandemic’s impact on unemployment rates, the success of our strategy to recover from the effects of the pandemic, the success of our turnaround strategy, the execution of our five strategic initiatives, the impact of capital improvement projects, the adequacy and availability of capital resources to fund our existing and planned business operations and our capital expenditure requirements, the relative effectiveness of compensation-based employee incentives in causing improvements in our performance, the capacity to meet the demands of our large national account customers, the extent of execution of plans for the growth of our business and achievement of financial metrics related to those plans, our success in retaining and/or attracting qualified employees, our success in adapting to technology and new commerce channels, the effect of the capital markets as well as other external factors on stockholder value, fluctuations in availability and cost of green coffee, competition, organizational changes, the effectiveness of our hedging strategies in reducing price and interest rate risk, changes in consumer preferences, our ability to provide sustainability in ways that do not materially impair profitability, changes in the strength of the economy, business conditions in the coffee industry and food industry in general, our continued success in attracting new customers, variances from budgeted sales mix and growth rates, weather and special or unusual events, as well as other risks described in this Annual Report on Form 10-K and other factors described from time to time in our filings with the SEC.
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
Products
Our product categories consist of the following:
•a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced offerings;
•frozen liquid coffee;
•flavored and unflavored iced and hot teas, including organic and Rainforest Alliance Certified TM;
•culinary products including premium spices, pancake and biscuit mixes, gravy and sauce mixes, soup bases, dressings, syrups and sauces, and coffee-related products such as coffee filters, cups, sugar and creamers; and
•other beverages including cappuccino, cocoa, granitas and other blender-based beverages and concentrated and ready-to-drink cold brew and iced coffee.
Our owned brand products are sold primarily into the foodservice channel. Our primary brands include Farmer Brothers®, Artisan Collection by Farmer Brothers™, Superior®, Metropolitan™, China Mist® and Boyds®. Our Artisan coffee products include Direct Trade, Project D.I.R.E.C.T.®, Fair Trade Certified™, Rainforest Alliance Certified™, organic and proprietary blends. In addition, we sell whole bean and roast and ground flavored and unflavored coffee products under the Public Domain®, Un Momento®, Collaborative Coffee®, Cain's™, McGarvey® and Boyds® brands and iced and hot teas under the China Mist® brand through foodservice distributors at retail. Our roast and ground coffee products are primarily sold in traditional packaging, including bags and fractional packages, as well as single-serve packaging. Our tea products are sold in traditional tea bags and sachets, as well as single-serve tea pods and capsules. Our fiscal year ends on June 30, and our discussion is as of and for the fiscal years ended June 30, 2021 ("fiscal 2021"), June 30, 2020 ("fiscal 2020") and June 30, 2019 ("fiscal 2019"). See Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations included in Part II, Item 7 of this report.

Business Strategy
Overview
We are a coffee company dedicated to delivering the coffee people want, the way they want it. We build partnerships with customers who value service, quality, and sustainable sourcing and are passionate about delivering great coffee, tea, and culinary experiences to their communities.
In order to achieve our mission, we have grown existing capabilities and continue to develop new capabilities to deliver value to our customers. More recently, we have undertaken initiatives such as, but not limited to, the following:
•Executing Manufacturing and Network Optimization. In fiscal 2021, we substantially increased the production and packaging capacity at our Northlake, Texas production facility which allowed us to exit our aged Houston, Texas facility. We also opened a new distribution center in Rialto, California, which is geographically closer to many of our customers in the Western United States which enabled more efficient service to our West Coast network as well as the consolidation of certain branches in Southern California. We have also executed branch rationalization in other markets in fiscal year 2021, which improves our cost structure without sacrificing service to our customers. For upcoming fiscal year 2022, we continue to be focused on leveraging our investment in the Northlake, Texas, facility to improve production efficiencies and rebalancing volume across our manufacturing and distribution networks to facilitate sustainable long-term growth.
•Leveraging our Direct-Store-Delivery ("DSD") Network for growth. In fiscal 2021, we deployed a new handheld technology, High Jump, to drive productivity and customer service levels. This new technology enhances the capability of and includes features not available on our previous handheld technology, including the ability to execute our pre-sell strategy. We have also recently expanded dedicated new business resources to capture market share. Additionally, we are focused on building partnerships that utilize our current distribution capabilities to expose us to industry and product innovation.
•OmniChannel Sales Capability. We are focused on increasing our presence with leading retailers, enhancing our e-commerce platform and developing distributor partnerships. In fiscal 2021, we refreshed our current branded product websites to help build our on-line sales, and successfully launched three new ecommerce websites for our China Mist® , Boyds® and Public Domain® brands. We plan to launch more websites and expand marketing efforts during fiscal 2022.
•Product Innovation Pipeline. We are continuing to enhance our premium coffee and tea program, developing strategic partnerships, and building an advantaged allied product portfolio that resonates with our customers. We will continue to provide leadership in sustainable product solutions for our customers.
•Driving Customer Satisfaction. We are driving continuous improvement on “On-Time and In-Full” and other key service metrics. In addition, we are focused on optimizing our product commercialization process and bringing innovation to our Customers.
•Creating a commercial brewing equipment (CBE) competitive service advantage. We have one of the largest coffee service networks in the industry and are able to install, repair, and refurbish equipment. We are focused on continually improving time-to-install and time-to-repair. We have built partnerships with leading equipment manufacturers and are investing in training our team on the latest equipment offerings to enhance our service capabilities.
We differentiate ourselves in the marketplace by providing coffee, tea, and culinary expertise, service excellence, and equipment program support. We tailor solutions to our customers' needs helping them deliver a great experience for their customers, which includes:
•Offering a wide variety of coffee, tea, and culinary products; including helping our customers achieve their sustainability goals and objectives
•Providing consumer, channel, and market insights; including ideation to support customer menu and product evaluation in line with consumer trends

•Delivering comprehensive commercial brewing equipment program support from installation to preventative maintenance to timely repair
•Providing DSD service where our trained Route Sales Representative ("RSR") orders product to keep our customers in-stock, merchandises the beverage station, rotates products, cleans and inspects equipment on-site, and performs “cup quality checks” all to ensure a great experience for the consumer. Our services provided to DSD customers are conducted primarily in person through our RSRs, who develop business relationships with chefs, restaurant owners and food buyers at their delivery locations; and
•Providing comprehensive coffee programs to our national account customers, including private brand development, green coffee procurement, hedging, category management, sustainable sourcing and supply chain management.

Strategic Initiatives
In fiscal 2021, we continued to activate our five key strategic initiatives:
(1) Empower Talent
•Embrace our Purpose, Vision and Values. We focus on building a performance driven culture, which has enabled us to overcome many challenges posed by the COVID-19 pandemic.
•Develop our Talent. We are leveraging our Learning Management System for training facilitation and tracking of training modules to support the development of our team members, and sharing best practices amongst our team members. In fiscal 2021, we also executed a virtual National Sales Meeting, which included product workshops on coffee, tea, and culinary products.
•Recognize and Reward Performance. We have continued to recognize our top performers and aligned our incentive plans to support our annual and long-term strategy.
(2) Enrich Customer Relationships
•Drive Customer Satisfaction. Providing our customers the products they want, when they want them, is key to customer satisfaction and retention. We have invested in systems and processes to improve our ability to service our customers.
•Build on our Brewing Equipment Service Advantage. We continue to invest in systems and processes to enable a more efficient go-to-market with our equipment program. From installation, to preventative maintenance, and timely repair execution, our trained service technicians and equipment remanufacturing capabilities provide reliable, consistent service coverage across a wide geographic area which we believe is a competitive advantage.
•Develop DSD Capabilities. In order to better serve certain customer’s needs, we expanded our Tel-Sell (Roastery Direct) program in fiscal 2021. This program enables us to better service customers outside our DSD network who want to purchase our products. We pick, pack, and ship products to these customers via common carriers. We are also implementing a Pre-Sell DSD model in select markets. In this model, we sell to our customers in advance of the delivery, enabling more quality time with our customers, and more deliveries per day at a lower average cost.
(3) Enhance Processes and Systems
•Upgrade our Route Handheld Technology. In fiscal 2021, we fully implemented a new handheld technology across our DSD network, High Jump, which enhances the capability and features not available on our previous handheld technology. As a result, we have seen improvement in route productivity.
•Investment in Technology. We are implementing IT applications which we expect to enhance e-commerce and supply chain optimization and flexibility. We believe for our owned brands as well as for our customers these applications will enable a more robust Roastery Direct program, as well as coffee house and subscription sales. We expect this will lead to improved customer analytics, and enable better product targeting. We also continue to invest in and enhance other IT capabilities to provide back-office support for our key strategic initiatives.

(4) Execute Optimization
•Improve Demand Planning. We are in process of developing new tools to provide better visibility to customer demand. We are working closely with our key vendor partners to create a more robust demand and supply process and implementing a sales demand consensus model.
•Manufacturing and Distribution Network Optimization Plan. We continue to develop and execute manufacturing network optimization, which included opening a distribution center in Rialto, California which is geographically closer to many of our customers in the Western United States, as well as consolidating third party frozen distribution services. Additionally, we continue to evaluate our branch footprint to determine the optimal structure to deliver products to our DSD customers more efficiently and effectively. These initiatives, among others, reduce our transportation and warehousing cost.
•SKU Optimization. We continued optimizing our SKU portfolio, and have reduced the number of underperforming coffee and allied products, and have reduced components and packaging options. Since June 30, 2019, we have undertaken efforts to optimize our SKU count reducing our total SKU count by more than 48%.
•Implement Procurement Partnerships. We are working with our vendor partners to enhance the portions of our inventory program that are vendor managed. We have implemented quarterly business reviews with key vendor partners.
(5) Elevate Innovation
•Expand Sustainability Program. We continue to enhance our sustainable product offerings and incorporate sustainability as we develop new products. We are developing marketing campaigns to better communicate our program portfolio as a differentiator for our customers, inclusive of our capability to restore and refurbish equipment.
•Evolve our Product Portfolio. We are actively developing product solutions that align with emerging consumer trends with premium coffee and tea products. We are partnering with our equipment suppliers on equipment innovation. We are developing our espresso based beverage program and actively optimizing our allied product offerings.
•Renovate Product Portfolio. As consumers shift in the demand for healthier food and beverage products, we look to future opportunities to reformulate our existing product lines with clean label offerings and provide more "Better for You" product offerings.
Expand Sustainability Leadership
•Sustainability. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions. During fiscal 2021 we were part of the 2020 CDP Supplier Engagement Leaderboard. This means that we were among the top 7% of participants for supplier engagement on climate change, based on our 2020 CDP disclosure. Further, in fiscal 2021, we published our annual sustainability report based on the Global Reporting Initiative’s comprehensive compliance standard. In addition, China Mist is a member of the Ethical Tea Partnership (the “ETP”), a non-profit organization that works to improve the sustainability of the tea sector, the lives of tea workers and farmers, and the environment in which tea is produced. As a member of the ETP, China Mist sources all of its tea from tea plantations that are certified, monitored, and regularly audited by the ETP.
•Science-Based Carbon Reduction Targets. We believe combating climate change is critical to the future of our company, the coffee industry, coffee growers and the world. In fiscal 2021 we made progress towards our science based carbon reduction targets. With a new baseline established in fiscal 2018, we set more ambitious goals in line with efforts to limit global warming to 1.5°C. Setting approved targets places us among those responsible businesses that are making measurable contributions to incorporate sustainability within their business strategy.

•Zero Waste to Landfill. Achieving zero waste in our production and distribution facilities is a significant step in reaching our overall sustainability goals. In fiscal 2021 we maintained our goal of 90% waste diversion for our primary production and distribution facilities. To accomplish this goal, we have focused on the circularity of our waste streams, making partnerships to reuse them, reintroducing them as inputs for new products, or recycling them and composting them when none of the previous options are possible.
•LEED® Certified Facilities. Our Portland production and distribution facility was one of the first in the Northwest to achieve LEED® Silver Certification. Our corporate office in Northlake, Texas has also achieved LEED® Silver Certification.
•Expansion of Project D.I.R.E.C.T.® Program. In fiscal 2021, we continued to grow our direct trade sourcing model, Project D.I.R.E.C.T.®. This model is an impact-based product or raw material sourcing framework that utilizes data-based sustainability metrics to influence an inclusive, collaborative approach to sustainability along the supply chain. To evaluate whether coffee is Project D.I.R.E.C.T.®, we follow an outcome-based evaluation framework. The result of this evaluation impacts where we invest our resources within our supply chain and has led to an increased level of transparency for us.
•Green Coffee Traceability. We are committed to the inclusion of more sustainably-sourced coffees in our supply chain. Regulatory and reputational risks can increase when customers, roasters and suppliers cannot see back into their supply chain. To address these concerns, as well as to deepen our commitment to the longevity of the coffee industry, we track traceability levels from all green coffee suppliers on a per-contract basis. During fiscal 2021, we continued to monitor purchases from coffee suppliers and asked for them to provide traceability information on a per contract basis. This helps us to bring transparency to our supply chain, rank our suppliers, and also to identify opportunities to select trusted providers, cooperatives, mills, exporters, etc., when offering sustainable coffees to our customers.
•Supplier Sustainability. We are committed to working with suppliers who share our social, environmental and economic sustainability goals. Regulatory and reputational risks can increase when suppliers are not held to the same strict standards to which we hold ourselves. To address this concern, all existing suppliers and new suppliers must acknowledge and adhere to our Supplier Standards of Engagement. These Standards of Engagement are aligned with the United Nations Global Compact and set minimum standards for suppliers that are designed to provide Farmer Bros. visibility into all aspects of its supply chain and meets these objectives. These Standards of Engagement also serve as Supplier’s Certificate of Compliance, executed by the supplier, representing supplier's receipt and acknowledgment of the Standards of Engagement and agreement to comply with the same.
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
Recipient organizations include those with strong local and regional networks that ensure families have access to nutritious food. Donations may take the form of corporate cash contributions, product donations, employee volunteerism, and workplace giving (with or without matching contributions).
•Recipient organizations include Feeding America, Ronald McDonald House, and local food banks.
•We support industry organizations such as World Coffee Research, which commits to grow, protect, and enhance supplies of quality coffee while improving the livelihoods of the families who produce it, and the Specialty Coffee Association (“SCA”) Sustainability Council and the Coalition for Coffee Communities, which are focused on sustainability in coffee growing regions.
•Our employee-driven CAFÉ Crew organizes employee involvement at local charities and fund raisers, including support of Team Ronald McDonald House, riding in the Ride Against Hunger supported by Tarrant Area Food Bank, hosting local food drives and donation of Farmer Bros. products nearing the end of their shelf life to organizations related to Feeding America.

•Our usable and near expiring products or products with damaged packaging that can be donated are donated to Feeding America affiliated food banks nationwide, in an effort to keep all edible food waste from going to landfills.
Human Capital
On June 30, 2021, we employed approximately 1,064 employees, 164 of whom are subject to collective bargaining agreements expiring on or before January 31, 2025.
Achieving our vision of building a leading specialty products distributor and service company starts with our people. We believe our human capital management philosophy and programs align with developing and sustaining a culture that embraces our team member values of family, service and quality, collaboration, simplicity and sustainability. We emphasize our value of family by striving for inclusive and equitable approaches in hiring practices, pay practices and team member engagement.
We continue to attract, develop and retain our team members with the following programs:
Diversity, Equity and Inclusion
We know our customers represent a wide range of backgrounds and experiences and we strive to build a team that is as diverse and inclusive as our customers. Our Diversity, Equity and Inclusion ("DEI") committee is comprised of team members across all functions and levels of the organization, including members of the senior management team, and reaches team members across the organization. Our commitments to DEI include:
•Our partnership with Paul Quinn College, which is the oldest historically black college in Texas. This partnership has allowed us to create a pipeline of diverse leaders that will help build a strong future for Farmer Brothers.
•Engagement with the Texas Workforce Commission to adapt jobs for people with disabilities that may make it difficult to work in a traditional manufacturing setting. Through this program, we have been able to fill multiple roles and will be looking to expand.
•Commencement of a project with the National Organization on Disabilities to review our practices, train our leaders and help us increase our engagement with people with disabilities.
•Training on unconscious bias and equal opportunity topics such as harassment and discrimination.
Team Member Benefits
We value each team member and, as a result, we strive to provide a Total Rewards Programs that delivers the features that our team members value. To accomplish this, we have conducted surveys of our team members over the last two years to make sure we are investing in areas that our people value. Based on team member feedback and in alignment with our values of family and simplicity, we have emphasized:
•Stability of our team member benefits costs.
•Expansion of the scope of our benefit programs and options. This has included company-paid short-term disability as well as paid parental leave for all non-union team members.
•Improvement of our overall team member experience, including investments in HR technology.
•Implementation a comprehensive Benefits Assistance Center to help employees understand their benefits better.
Health and Safety
The health and safety of our team members is crucial. In addition to tracking common indicators, such as injury rates, we have taken a proactive approach to work place safety, including regular companywide safety training, fleet safety reviews, and our measures to address the COVID-19 pandemic. In fiscal 2022, we plan to roll out an extensive driver safety curriculum to help keep our team members and others safer on the road.
We manufacture and distribute products deemed essential to the critical infrastructure, and as a result, our production sites continued operating during the COVID-19 pandemic. As such, we implemented company safety guidelines improving the physical safety of work environments for our employees that continued to report to work sites. These measures have included increased sanitation procedures, limiting or prohibiting guests to work sites, hand washing, social distancing, mask wearing and temperature checks as well as encouraging individuals to stay home when ill. Further, we provided work from home flexibility for our team members whose jobs did not require them to report to a specific job site, further limiting exposure for our team members.
Industry and Market Leadership
We have made the following investments in an effort to ensure we are well-positioned within the industry to take advantage of category trends, industry insights, and general coffee, tea and allied product knowledge to grow our business:
•Coffee Industry Leadership. Through our dedication to the craft of sourcing, blending and roasting coffee, and our participation and/or leadership positions with the SCA, National Coffee Association, Coalition for Coffee Communities, International Women's Coffee Alliance, Pacific Coast Coffee Association, Roasters Guild and World Coffee Research, we work to help shape the future of the coffee industry. We believe that due to our commitment to the industry, large retail and foodservice operators are drawn to working with us. We were among the first coffee roasters in the nation to receive SCA certification of a state-of-the-art coffee lab, which includes our product development labs at the Northlake, Texas and Portland, Oregon facilities.
•Market Insight and Consumer Research. We have developed a market insight capability internally that reinforces our business-to-business positioning as a thought leader in the coffee, tea and food service industries. We invest in proprietary consumer and customer segmentation studies and provide trend insights and product development support that help our customers create winning products and integrated marketing strategies. Within this, we are focused on understanding key demographic groups and their attitudes and behaviors to better position the Company as a consumer brand at retail and e-commerce and expand these sales channels.
Raw Materials and Supplies
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, the coffee “C” market near month price per pound ranged from approximately $0.88 to $1.74. The coffee “C” market near month price as of June 30, 2021 and 2020 was $1.60 and $1.04 per pound, respectively. Our principal packaging materials include carton board, corrugate and plastic. We also use a significant amount of electricity, natural gas, and other energy sources to operate our production and distribution facilities.
We purchase green coffee beans from multiple coffee regions around the world. Coffee “C” market prices in fiscal 2021 traded in a $0.67 cent range during the year, and averaged 4% above the historical average for the past five years. There can be no assurance that green coffee prices will remain at these levels in the future. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers, including Direct Trade and Fair Trade Certified™ sources and Rainforest Alliance Certified™ farms. Fair Trade Certified™ provides an assurance that farmer groups are receiving the Fair Trade minimum price and an additional premium for certified organic products through arrangements with cooperatives. Direct Trade products provide similar assurance except that the arrangements are provided directly to individual coffee growers instead of to cooperatives, providing these farmers with price premiums and dedicated technical assistance to improve farm conditions and increase both quality and productivity of sustainable coffee crops at the individual farm level. Rainforest Alliance Certified™ coffee is grown using methods that help promote and preserve biodiversity, conserve scarce natural resources, and help farmers build sustainable lives. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
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
Distribution
We operate production facilities in Northlake, Texas; Portland, Oregon; and Hillsboro, Oregon. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois, Rialto, California, and Moonachie, New Jersey. Our products reach our customers primarily in the following ways: through our nationwide DSD network of 213 delivery routes and 94 branch warehouses as of June 30, 2021, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution. We maintain inventory levels at each branch warehouse to promote minimal interruption in supply. We also sell coffee and tea products directly to consumers through our websites and sell certain products at retail and through foodservice distributors.
Customers
We serve a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers and large national account customers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as retail with private brand and consumer-branded coffee and tea products, foodservice distributors, and consumers through e-commerce. During fiscal 2021, our top five customers accounted for approximately 23.6% of our net sales. Although no single customer accounted for 10% or more of our net sales in any of the last three fiscal years, the loss of, or reduction in, sales to one or more of our top customers would likely have a material adverse effect on our results of operations.
Most of our customers rely on us for distribution; however, some of our customers use third-party distribution or conduct their own distribution. Some of our customers are “price” buyers, seeking a low-cost provider with less concern for service, while others find great value in the service programs we provide. We offer a full return policy to ensure satisfaction and extended terms for those customers who qualify. Historically, our product returns have not been significant.

Competition and Trends
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry and industry consolidation. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products many of which have greater financial and other resources than we do, such as The J.M. Smucker Company (Folgers Coffee) and The Kraft Heinz Company (Maxwell House Coffee), wholesale foodservice distributors such as Sysco Corporation and US Foods, regional and national coffee roasters such as S&D Coffee & Tea (WestRock Corporation), Massimo Zanetti Beverage USA, Trilliant Food and Nutrition LLC, Gaviña & Sons, Inc., Royal Cup, Inc., Ronnoco Coffee, LLC, and Community Coffee Company, L.L.C., specialty coffee suppliers such as Rogers Family Company, Distant Lands Coffee, Mother Parkers Tea & Coffee Inc., Starbucks Corporation and Peet’s Coffee & Tea (JAB Holding Company), and retail brand beverage manufacturers such as Keurig Dr. Pepper Inc. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores (physical and on-line) such as Costco, Sam’s Club and Restaurant Depot and on-line retailers such as Amazon. We also face competition from growth in the single-serve, ready-to-drink coffee beverage and cold-brewed coffee channels, as well as competition from other beverages, such as soft drinks (including highly caffeinated energy drinks), juices, bottled water, teas and other beverages.
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
In fiscal 2020 and fiscal 2021, the COVID-19 pandemic had a material impact on our financial condition and results of operations. The measures taken to contain the spread of the virus adversely affected our business and those of our customers. Our success will depend on our ability and effectiveness in identifying and addressing our customers’ future needs in light of the development of COVID-19, its variants and responsive measures. Although we have already experienced some negative effects of COVID-19, it is difficult to predict the extent and timing of the impact that a resurgence could have on our customer demand.
Regulatory Environment
The conduct of our businesses, including, among other things, the production, storage, distribution, sale, labeling, quality and safety of our products, and occupational safety and health practices, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States. Our facilities are subject to various laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material legal proceedings arising under these regulations except as described in Note 20, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. For additional information, see "Risk Factors" under the sub-captions "Risks Related to Our Business and Industry" and "Risks Related to Governance, Regulatory, Legislative and Legal Matters"
Other
The nature of our business does not provide for maintenance of or reliance upon a sales backlog. None of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government. We have no material revenues from foreign operations or long-lived assets located in foreign countries.

Available Information
Our Internet website address is http://www.farmerbros.com, where we make available, free of charge, through a link maintained on our website under the heading “Investor Relations—SEC Filings,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including amendments thereto, proxy statements and annual reports to stockholders, and from time to time, other documents, as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. In addition, these reports and the other documents we file with the SEC are available at a website maintained by the SEC at http://www.sec.gov. Copies of our Corporate Governance Guidelines, the Charters of the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors, and our Code of Conduct and Ethics can also be found on our website. Printed copies of these posted materials are also available free of charge to stockholders who request them in writing from Investor Relations, 1912 Farmer Brothers Drive, Northlake, Texas 76262. Information on our website or linked to our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors
You should carefully consider each of the following factors, as well as the other information in this report, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also negatively affect our business operations, reputation, financial condition, results of operations or the trading price of our common stock. If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline.
Risks Related to our Business and Industry

A resurgence of the novel coronavirus (“COVID-19”) and appearances of new variants of the virus could materially adversely affect our financial condition and results of operations.
In fiscal years 2020 and 2021, the COVID-19 pandemic had a material impact on our financial condition and results of operations. The measures taken to contain the spread of the virus adversely affected our business and those of our customers. The outbreak resulted in federal, state and local government authorities implementing numerous restrictive measures to attempt to contain COVID-19, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures impacted our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. A substantial portion of the restrictions have eased in many places. However, resurgences of COVID-19 or new variants of the virus may result in the reinstitution of certain of the restrictions and increased economic uncertainty, which could have a material adverse effect on our financial condition and results of operations.
Our success will depend on our ability and effectiveness in identifying and addressing our customers’ future needs in light of the development of COVID-19, its variants and responsive measures. Although we have already experienced some negative effects of COVID-19, it is difficult to predict the extent and timing of the impact that a resurgence could have on our customer base.
The degree to which the COVID-19 pandemic or the appearance of new variants may impact our results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, but not limited to, the duration and spread of any outbreak, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume and our effectiveness on serving our customer base and acquiring new customers. With the uncertainty around the duration and breadth of COVID-19 and the resurgence of its variants, the ultimate impact on our business, financial condition or operating results cannot be reasonably estimated at this time.
We depend on the expertise of key personnel to operate our business. The unexpected loss of one or more of these key employees or difficulty recruiting and retaining qualified personnel could have a material adverse effect on our operations and competitive position.
Our success depends on the efforts and abilities of key personnel and a consistent workforce, including frontline workers, support staff and executive team members. The competition for talent is extremely high and candidates’ preferences and expectations are evolving. We must continue to recruit, retain, motivate and develop management and other employees sufficiently to maintain our current business and support our projected growth and strategic initiatives. This may require us to adapt to evolving labor conditions and make significant investments in training, coaching and other career development and retention activities. Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. In this competitive environment, our business could be adversely impacted by increases in labor costs, including wages and benefits, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the COVID-19 pandemic and its resurgence. In addition, our wages and benefits programs, combined with the challenging conditions due to the COVID-19 pandemic, may be insufficient to attract and retain the talent, particularly in areas with extended COVID-19 unemployment benefits where additional incentives to work may be required.

We may also need to invest significant amounts of cash and equity to attract talented new employees and to invest in our employee experience and culture, and we may never realize returns on these investments. We do not maintain key person life insurance policies on any of our executive officers. If we are not able to effectively retain our talent, our ability to achieve certain strategic objectives may be adversely affected, which may impact our financial condition and results of operations. Further, any unplanned turnover or failure to develop or implement an adequate succession plan for our senior management and other key employees, could deplete our institutional knowledge base, erode our competitive advantage, and negatively affect our business, financial condition and results of operations.
Competition in the coffee industry and beverage category could impact our profitability or harm our competitive position.
The coffee industry is highly competitive, including with respect to price, product quality, service, convenience, technology and innovation, and competition could become increasingly more intense due to the relatively low barriers to entry and industry consolidation. We face competition from many sources, including the institutional foodservice divisions of multi-national manufacturers of retail products, wholesale foodservice distributors, regional and national coffee roasters, specialty coffee suppliers, and retail brand beverage manufacturers, many of which have greater financial and other resources than we do and may have lower fixed costs and/or are substantially less leveraged than our company. As many of our customers are small foodservice operators, we also compete with cash and carry and club stores and on-line retailers. Companies smaller than ours may be more innovative, better able to bring new products to market and better able to quickly exploit and serve niche markets.
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
Increased competition in coffee or other beverage channels may have an adverse impact on sales of our products. If we do not succeed in differentiating ourselves through, among other things, our product and service offerings, or if we are not effective in setting proper pricing, then our competitive position may be weakened, we could fail to retain our existing customer base and our sales and profitability may be materially adversely affected.
Increases in the cost of green coffee could reduce our gross margin and profit and may increase volatility in our results.
Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Our ability to acquire a consistent supply of green coffee sufficient to meet our needs, similar to any agricultural commodity, may be impacted by, among other things, climate change, weather, natural disasters, real or perceived supply shortages, crop disease (such as coffee rust) and pests, general increase in farm inputs and costs of production, an increase in green coffee purchased and sold on a negotiated basis rather than directly on commodity markets in response to higher production costs relative to “C” market prices, political and economic conditions or uncertainty, labor actions, foreign currency fluctuations, armed conflict in coffee producing nations, acts of terrorism, pandemics or other disease outbreaks (including the COVID-19 pandemic), government actions and trade barriers or tariffs, and the actions of producer organizations that have historically attempted to influence green coffee prices through agreements establishing export quotas or by restricting coffee supplies.
Speculative trading in coffee commodities can also influence coffee prices. Additionally, specialty green coffees tend to trade on a negotiated basis at a premium above the “C” market price which premium, depending on the supply and demand at the time of purchase, may be significant. We purchase over-the-counter coffee-related derivative instruments to enable us to lock in the price of green coffee commodity purchases on our behalf or at the direction of our customers under commodity-based pricing arrangements. Although we account for certain coffee-related derivative instruments as accounting hedges, the portion of open hedging contracts that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results at the end of each reporting period. Depending on contractual restrictions, we may be unable to pass these costs to our customers by increasing the price of products. If we are unable to increase prices sufficiently to offset increased input costs, or if our sales volume decreases significantly as a result of price increases, our results of operations and financial condition may be adversely affected.

Recently, there has been increased volatility in the “C” market price, with prices at times increasing to five-year highs. The uncertainty over several factors, including the impact of weather patterns in coffee producing regions, global supply chain constraints and shipping shortages, and speculative trading, has caused greater uncertainty in the markets. Specifically, severe frosts and drought in Brazil currently threaten to negatively impact crop yields for multiple harvests, which could reduce supply and increase cost. Although we hedge the "C" market price volatility for a portion of our green coffee volumes by using derivative instruments, our hedging strategy and use of these instruments does not completely mitigate our exposure to commodity price risk. As a result, increases in the cost of green coffee could have a material adverse impact on our profitability, financial condition or results of operations.
Loss of business from one or more of our large national account customers and efforts by these customers to improve their profitability could have a material adverse effect on our operations.
We have a number of large national account customers, the loss of or reduction in sales to one or more of which would likely have a material adverse effect on our results of operations. During fiscal 2021, our top five customers accounted for approximately 23.6% of our net sales. We generally do not have long-term contracts with the majority of our customers. Accordingly, the majority of our customers can stop purchasing our products at any time without penalty and are free to purchase products from our competitors. There can be no assurance that our customers will continue to purchase our products in the same mix or quantities or on the same terms as they have in the past. In addition, because of the competitive environment facing many of our customers and industry consolidation which has produced large customers with increased buying power and negotiating strength, our customers have increasingly sought to improve their profitability through pricing concessions and more favorable trade terms. To the extent we provide pricing concessions or favorable trade terms, our margins would be reduced. If we are unable to continue to offer terms that are acceptable to our customers, they may reduce purchases of our products which would adversely affect our financial performance. Requirements that may be imposed on us by our customers, such as sustainability, inventory management or product specification requirements, may have an adverse effect on our results of operations. Additionally, our customers may face financial difficulties, bankruptcy or other business disruptions that may impact their operations and their purchases from us and may affect their ability to pay us for products which could adversely affect our sales and profitability.
Our accounts receivable represents a significant portion of our current assets and a substantial portion of our trade accounts receivables relate principally to a limited number of customers, increasing our exposure to bad debts and counter-party risk which could potentially have a material adverse effect on our results of operations.

A significant portion of our trade accounts receivable are from five customers, which represents approximately 31% of our trade accounts receivable at June 30, 2021. The concentration of our accounts receivable across a limited number of parties subjects us to individual counter-party and credit risk as these parties may breach our agreement, claim that we have breached the agreement, become insolvent and/or declare bankruptcy, delaying or reducing our collection of receivables or rendering collection impossible altogether. Certain of the parties use third-party distributors or do business through a network of affiliate entities which can make collection efforts more challenging and, at times, collections may be economically unfeasible. Adverse changes in general economic conditions and/or contraction in global credit markets could precipitate liquidity problems among our debtors. This could increase our exposure to losses from bad debts and have a material adverse effect on our business, financial condition and results of operations.

Climate change or water scarcity could have a material adverse effect our business and operations.

Increasing concentrations of carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather events and natural disasters. In the event that climate change has a negative effect on agricultural productivity in the regions from which we procure coffee, we could be subject to decreased availability and increased prices, which could have a material adverse effect on our business, financial condition, or results of operations. Water is used throughout the production of coffee from growing and pulping at the farm, cooling the beans after roasting in production and brewing products for consumption. Scarcity of appropriate and sufficient water sources in our supply chain could limit supply and increase our costs. Loss of readily available access to water could have a material adverse effect on our business and operating results.

Increased severe weather patterns, including those resulting from climate change, may increase commodity costs, damage our facilities and disrupt our production capabilities and supply chain.

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

We have invested, and in the future may invest, in acquisitions which may involve significant risks and uncertainties. The success of any such acquisitions will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating the acquired businesses with our existing businesses, and to achieve revenue and cost synergies. Additionally, any such acquisitions may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, restructuring charges, impairment charges, contingent liabilities, amortization expenses related to intangible assets, and increased operating expenses, which could adversely affect our results of operations and financial condition. There can be no assurance that any such acquisitions will be identified or that we will be able to consummate any such acquisitions on terms favorable to us or at all, or that the synergies from any such acquisitions will be achieved. If any such acquisitions are not successful, our business and results of operations could be adversely affected.

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
In addition to green coffee, we are exposed to cost fluctuations in other commodities under supply arrangements, including raw materials, tea, spices, and packaging materials such as carton board, corrugate and plastic. We are also exposed to fluctuations in the cost of fuel. We purchase certain ingredients, finished goods and packaging materials under cost-plus supply arrangements whereby our costs may increase based on an increase in the underlying commodity price or changes in production costs. The cost of these commodities, raw materials and fuel depend on various factors beyond our control, including economic and political conditions, foreign currency fluctuations, weather conditions, natural disasters (including floods, droughts, frosts, earthquakes and hurricanes) and changing global climate patterns. The changes in the prices we pay may take place on a monthly, quarterly or annual basis depending on the product and supplier. Unlike green coffee, we do not purchase any derivative instruments to hedge cost fluctuations in these other commodities. As a result, to the extent we are unable to pass along such costs to our customers through price increases, our margins and profitability will decrease.

Our efforts to secure an adequate supply of quality coffees and other raw materials may be unsuccessful and impact our ability to supply our customers or expose us to commodity price risk.
Maintaining a steady supply of green coffee is essential to keeping inventory levels low while securing sufficient stock to meet customer needs. We rely upon our ongoing relationships with our key suppliers to support our operations. Some of the Arabica coffee beans we purchase do not trade directly on the commodity markets. Rather, we purchase these coffee beans on a negotiated basis from coffee brokers, exporters and growers. If any of these supply relationships deteriorate or we are unable to renegotiate contracts with suppliers (with similar or more favorable terms) or find alternative sources for supply, we may be unable to procure a sufficient quantity of high-quality coffee beans and other raw materials at prices acceptable to us or at all which could negatively affect our results of operations. Further, non-performance by suppliers could expose us to supply risk under coffee purchase commitments for delivery in the future. In addition, the political situation in many of the Arabica coffee growing regions, including Africa, Indonesia, and Central and South America, can be unstable, and such instability could affect our ability to purchase coffee from those regions. If green coffee beans from a region become unavailable or prohibitively expensive, we could be forced to use alternative coffee beans or discontinue certain blends, which could adversely impact our sales. Any material interruption in our supply chain, such as material interruption of roasted coffee supply due to the casualty loss at any of our roasting plants or suppliers, interruptions in service by our third-party logistic service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics, social or labor unrest, natural disasters or political disputes and military conflicts that cause a material disruption in our supply chain could have a negative impact on our business and our profitability. Product shortages could result in disruptions in our ability to deliver products to our customers, a deterioration of our relationship with our customers, decreased revenues or an inability to expand our business.

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

There are potential adverse effects of labor disputes with our own employees or by others who provide warehousing, transportation (lines, truck drivers, 3PL service providers) or cargo handling (longshoremen), both domestic and foreign, of our raw materials or other products. We have union contracts relating to a portion of our workforce. Although we believe union relations have been amicable in the past, there is no assurance that this will continue in the future or that we will not be subject to future union organizing activity. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

In addition, we use a significant amount of electricity, gasoline, diesel and oil, natural gas and other energy sources to operate our production and distribution facilities. An increase in the price, disruption of supply or shortage of fuel and other energy sources that may be caused by increased demand or by events such as climate change, natural disasters, power outages, cyberattacks or the like, could lead to higher electricity, transportation and other commodity costs, including the pass-through of such costs under our agreements with 3PL service providers and other suppliers, that could negatively impact our profitability, financial condition or results of operations.

A disruption in operations at any of these facilities or any other disruption in our supply chain or increase in prices relating to service by our 3PL service providers, common carriers or distributors, service technicians or vendor-managed inventory arrangements, or otherwise, whether as a result of casualty, natural disaster, power loss, telecommunications failure, terrorism, labor shortages, shipping costs, trade restrictions, contractual disputes, weather, environmental incident, interruptions in port operations or highway arteries, increased downtime due to certain aging production infrastructure, pandemic, strikes, work stoppages, the financial or operational instability of key suppliers, distributors and transportation providers, or other causes, could significantly impair our ability to operate our business, adversely affect our relationship with our customers, and impact our financial condition or results of operations. If our vendors fail to meet our standards, provide products in a timely and efficient manner, or comply with applicable laws, these issues could have a material negative impact on our business and profitability.

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

Our ability to use our net operating loss carryforwards to offset future taxable net income may be subject to certain limitations.
At June 30, 2021, the Company had approximately $178.1 million in federal and $139.7 million in state net operating loss carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2022, respectively. Net operating losses of $44.0 million in federal and $5.0 million of state are indefinite lived and will not expire. If an ownership change as defined in Section 382 of the Internal Revenue Code (the "Code"), occurs with respect to our capital stock, our ability to use NOLs to offset taxable income would be subject to certain limitations. Generally, an ownership change occurs under Section 382 of the Code if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock over a rolling three-year period. If an ownership change occurs, our ability to use NOLs to reduce taxable net income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. If an ownership change were to occur, use of our NOLs to reduce payments of federal taxable net income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.

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

At June 30, 2021, we had $18.3 million in long-lived intangible assets, including recipes, non-compete agreements, customer relationships, trade names, trademarks and a brand name, associated with completed acquisitions. Acquisitions are based on certain target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining the acquisition price. After consummation of an acquisition, unforeseen issues could arise that adversely affect anticipated returns or that are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. We perform an asset impairment analysis on an annual basis or whenever events occur that may indicate possible existence of impairment. Failure to achieve forecasted operating results, due to weakness in the economic environment or other factors, changes in market conditions, loss of or significant decline in sales to customers included in valuation of the intangible asset, changes in our imputed cost of capital, and declines in our market capitalization, among other things, could result in impairment of our intangible assets and goodwill and adversely affect our operating results. During the year ended June 30, 2020, we recognized a full goodwill impairment and partial impairment of long-lived intangible assets. There were no intangible asset impairments during the year ended June 30, 2021.

Our business could be negatively impacted by corporate citizenship and sustainability matters.

There is an increased focus from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives regarding our focus areas, which include environmental matters, sustainability in our supply chain, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions. The standards or assumptions could change over time. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

Risks Related to Governance, Regulatory, Legislative and Legal Matters
Government regulations affecting the conduct of our business could increase our operating costs, reduce demand for our products or result in litigation.

The conduct of our business is subject to various laws and regulations including those relating to food safety, ingredients, manufacturing, processing, packaging, storage, marketing, advertising, labeling, quality and distribution of our products, import of raw materials, as well as environmental laws and those relating to privacy, worker health and workplace safety. These laws and regulations and interpretations thereof are subject to change as a result of political, economic or social events. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states. Any new laws and regulations or changes in government policy, existing laws and regulations or the interpretations thereof could require us to change certain of our operational processes and procedures, or implement new ones, and may increase our operating and compliance costs, which could adversely affect our results of operations. In addition, modifications to international trade policy, or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could adversely impact our business and results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products or force changes in our production processes or procedures (or force us to implement new processes or procedures). In addition, compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, including increased government regulations to limit carbon dioxide and other greenhouse gas emissions, could require us to reduce emissions and to incur compliance costs which could affect our profitability or impede the production or distribution of our products. If we or our business partners fail to comply with applicable laws and regulations, we may be subject to litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and restatements of our financial statements, which could have a material adverse effect on our results of operations and adversely affect our reputation and brand image. In addition, claims or liabilities of this sort may not be covered by insurance or by any rights of indemnity or contribution that we may have against others.

We could face significant withdrawal liability if we withdraw from participation in the multiemployer pension plans in which we participate.
We participate in two multiemployer defined benefit pension plans and nine multiemployer defined contribution plans other than pension plans for certain union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these plans could increase due to a number of factors, including the funded status of the plans and the level of our ongoing participation in these plans. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and we are not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. In the event we withdraw from participation in one or more of these plans, we could be required to make an additional lump-sum contribution to the plan. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. The amount of any potential withdrawal liability could be material to our results of operations and cash flows.

Litigation pending against us could expose us to significant liabilities and damage our reputation.
We are currently party to various legal and other proceedings, and additional claims may arise in the future. See Note 20, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, operationally disruptive and distracting to management, and could negatively affect our brand name and image and subject us to statutory penalties and costs of enforcement. We can provide no assurances as to the outcome of any litigation or the resolution of any other claims against us. An adverse outcome of any litigation or other claim could negatively affect our financial condition, results of operations and liquidity.

We are self-insured and our reserves may not be sufficient to cover future claims.
We are self-insured for many risks up to varying deductible amounts. The premiums associated with our insurance continue to increase. General liability, fire, workers’ compensation, directors’ and officers’ liability, life, employee medical, dental and vision, and automobile risks present a large potential liability. While we accrue for this liability based on historical claims experience, future claims may exceed claims we have incurred in the past. Should a different number of claims occur compared to what was estimated or the cost of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and the accruals may need to be adjusted accordingly in future periods. A successful claim against us that is not covered by insurance or is in excess of our reserves or available insurance limits could negatively affect our business, financial condition and results of operations.

We maintain finished goods product coverage in amounts we believe to be adequate. However, we cannot assure you that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall or the damage to our reputation resulting therefrom could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Risks Related to our Capital Structure

An increase in our debt leverage could adversely affect our liquidity and results of operations.

In April 2021, we entered into a new senior secured credit facility composed of a revolver credit facility and a term credit facility agreement (together, the “Credit Facilities”) (See Liquidity for details). At June 30, 2021, we had outstanding borrowings of $91.0 million and utilized $4.3 million of the letters of credit sublimit under the Credit Facilities, and had $25.7 million of availability under our Credit Facilities. We may incur significant indebtedness in the future, including through additional borrowings under the credit facility, through the issuance of debt securities, or otherwise.
Our present indebtedness and any future borrowings could have adverse consequences, including:
•requiring a substantial portion of our cash flow from operations to make payments on our indebtedness;
•reducing the cash flow available or limiting our ability to borrow additional funds, to pay dividends, to fund capital expenditures and other corporate purposes and to pursue our business strategies;
•limiting our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
•limiting our ability to refinance our indebtedness on terms acceptable to us or at all;
•increasing our vulnerability to general adverse economic and industry conditions; and
•placing us at a competitive disadvantage compared to our competitors that have less debt.

To the extent we become more leveraged, we face an increased likelihood that one or more of the risks described above would materialize.
The Credit Facilities contain certain customary affirmative and negative covenants and restrictions that, among other things, require the Company to satisfy certain financial covenants and restricts the Company's and its subsidiaries' ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the revolver credit facility becoming immediately due and payable and termination of the commitments.
If we are unable to make payments as they come due or comply with the restrictions and covenants under the revolver credit facility or any other agreements governing our indebtedness, there could be a default under the terms of such agreements. In such event, or if we are otherwise in default under the Credit Facilities or any such other agreements, the lenders could terminate their commitments to lend and/or accelerate the loans and declare all amounts borrowed due and payable. If our liquidity materially declines, we may experience springing covenants and an increase in our cost of borrowing. Furthermore, our lenders under the revolver credit facility could foreclose on their security interests in our assets. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing on acceptable terms or at all. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.
Our liquidity has been adversely affected as a result of our operating performance in recent periods and may be further materially adversely affected by constraints in the capital and credit markets and limitations under our financing arrangements.
We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, our credit facility, and proceeds from the sale of assets. In recent periods, significant acquisition costs, large capital investments along with the underperformance of our business has resulted in a decrease in funds from operating activities, which has weakened our liquidity position. Since March 2020, the impact of the COVID-19 pandemic and related federal, state, and local restrictive measures have had an adverse impact on certain of our customers, particularly restaurants, hotels, casinos and coffeehouses, which has materially impacted our liquidity.
Should our operating performance deteriorate further or the COVID-19 pandemic persists or recurs in the near term, we will have less cash inflows from operations available to meet our financial obligations or to fund our other liquidity needs. In addition, if such deterioration were to lead to the closure of leased facilities, we would need to fund the costs of terminating those leases. If we are unable to generate sufficient cash flows from operations in the future to satisfy these financial obligations, we may be required to, among other things:
•seek additional financing in the debt or equity markets;
•refinance or restructure all or a portion of our indebtedness;
•sell assets; and/or
•reduce or delay planned capital or operating expenditures, strategic acquisitions or investments.
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
As of June 30, 2021, we had 14,700 shares of Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share (“Series A Preferred Stock”), outstanding. The Series A Preferred Stock could adversely affect the holders of our common stock in certain circumstances. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock and are entitled to share in the dividends on common stock, when declared. The Series A Preferred Stock pays a dividend, when, as and if declared by our Board of Directors, of 3.5% APR of the stated value per share payable in four quarterly installments in arrears, and has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and a conversion premium of 22.5%. We may, if certain conditions are met, mandatorily convert all of the Series A Preferred Stock. The holder may voluntarily convert. In the future, we may offer additional equity, equity-linked or debt securities, which may have rights, preferences or privileges senior to our common stock. As a result, our common stockholders may experience dilution. Any of the foregoing could have a material adverse effect on the holders of our common stock.
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

Further, certain provisions of our organizational documents, including a classified board of directors which will phase out in 2022, have provisions eliminating the ability of stockholders to take action by written consent, and provisions limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of our common stock. In addition, our organizational documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control or management.

Volatility in the equity markets or interest rate fluctuations could substantially increase our pension funding requirements and negatively impact our financial position.
As of June 30, 2021, the projected benefit obligation under our two employer defined benefit pension plans exceeded the fair value of plan assets. The difference between the projected benefit obligation and the fair value of plan assets, or the funded status of the plans, significantly affects the net periodic benefit cost and ongoing funding requirements of those plans. Among other factors, changes in interest rates, mortality rates, early retirement rates, mix of plan asset investments, investment returns and the market value of plan assets can affect the level of plan funding, cause volatility in the net periodic benefit cost, increase our future funding requirements and require payments to the Pension Benefit Guaranty Corporation. In addition, facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit pension plans, and the cost of such liabilities may be significant or may compromise our ability to close facilities or otherwise conduct cost reduction initiatives on time and within budget. A significant increase in future funding requirements could have a negative impact on our financial condition and results of operations.

Risks Related to Cybersecurity and Data Privacy

We rely on information technology and are dependent on software in our operations. Any material failure, inadequacy, interruption or security failure of that technology could affect our ability to effectively operate our business.

Our ability to effectively manage our business, maintain information accuracy and efficiency, comply with regulatory, financial reporting, legal and tax requirements, and coordinate the production, distribution and sale of our products depends significantly on the reliability, capacity and integrity of information technology systems, software and networks. We are also dependent on enterprise resource planning software for some of our information technology systems and support. The failure of these systems to operate effectively and continuously for any reason could result in delays in processing replenishment orders from our branch warehouses, an inability to record input costs or product sales accurately or at all, an impaired understanding of our operations and results, an increase in operating expenses, reduced operational efficiency, loss of customers or other business disruptions, all of which could negatively affect our business and results of operations. To date, we have not experienced a material breach of cyber security, however our computer systems have been, and will likely continue to be, subjected to unauthorized access or phishing attempts, computer viruses, malware, ransomware or other malicious codes. While we have implemented training and information security policies for our team members and bolstered cybersecurity experience on our board, these measures may be insufficient to prevent against the constantly evolving threats. These threats increase the difficulty of timely detection and successful defense. As a result, security, backup, disaster recovery, administrative and technical controls, and incident response measures may not be adequate or implemented properly to prevent cyber-attacks or other security breaches to our systems. Failure to effectively allocate and manage our resources to build, sustain, protect and upgrade our information technology infrastructure could result in transaction errors, processing inefficiencies, the loss of customers, reputational damage, litigation, business disruptions, or the loss of sensitive or confidential data through security breach or otherwise. Significant capital investments could be required to remediate any potential problems or to otherwise protect against security breaches or to address problems caused by breaches. In addition, if our customers or suppliers experience a security breach or system failure, their businesses could be disrupted or negatively affected, which may result in a reduction in customer orders or disruption in our supply chain, which would adversely affect our results of operations.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our current production and distribution facilities are as follows:

Location	Approximate Area (Square Feet)	Purpose	Status
Northlake, TX	535,585	Corporate headquarters, manufacturing, distribution, warehouse, product development lab	Owned
Portland, OR	114,000	Manufacturing and distribution	Leased
Oklahoma City, OK	142,115	Equipment repair center	Owned
Northlake, IL	89,837	Distribution and warehouse	Leased
Moonachie, NJ	41,404	Distribution and warehouse	Leased
Hillsboro, OR	20,400	Manufacturing, distribution and warehouse	Leased
Rialto, CA	156,000	Distribution and warehouse	Leased

As of June 30, 2021, we stage our products in 94 branch warehouses throughout the contiguous United States. These branch warehouses and our distribution centers, taken together, represent a vital part of our business, but no individual branch warehouse is material to the business as a whole. Our stand-alone branch warehouses vary in size from approximately 1,000 to 34,000 square feet.
Approximately 61% of our facilities are leased with a variety of expiration dates within the range of 2021 through 2028.
We calculate our utilization for all of our coffee roasting facilities on an aggregate basis based on the number of product pounds manufactured during the actual number of production shifts worked during an average week, compared to the number of product pounds that could be manufactured based on the maximum number of production shifts that could be operated during the week (assuming three shifts per day, five days per week), in each case, based on our current product mix. Utilization rates for our coffee roasting facilities were approximately 63%, 66%, and 71% during fiscal 2021, 2020 and 2019, respectively.
We believe that our existing facilities provide adequate capacity for our current operations.

Item 3.	Legal Proceedings
For information regarding legal proceedings in which we are involved, see Note 20, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The principal market on which our common stock is listed for trading is the Nasdaq Global Select Market under the symbol “FARM.”
Holders
As of August 23, 2021, there were approximately 205 shareholders of record of common stock. This does not include persons whose common stock is in nominee or “street name” accounts through brokers.
Dividends
We have not recently declared or paid any cash dividend on our common stock. We intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to pay cash dividends in the foreseeable future.
Performance Graph
The following graph depicts a comparison of the total cumulative stockholder return on our common stock for each of the last five fiscal years relative to the performance of the Russell 2000 Index, the Value Line Food Processing Index and a peer group index. Companies in the Russell 2000, Value Line Food Processing Index and peer group index are weighted by market capitalization. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2016 and that all dividends paid by companies included in these indices have been reinvested.
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

Comparison of 5 Year Cumulative Total Return
(Fiscal Years Ended June 30)

250
200
150
100
50
0
2016
2017
2018
2019
2020
2021
Farmer Bros. Co.
Russell 2000 Index
Food Processing Index
Peer Group Index

	Fiscal Years Ended June 30,
	2016	2017	2018	2019	2020	2021
Farmer Bros. Co.	100.00	94.35	95.29	51.06	22.89	39.58
Russell 2000 Index	100.00	126.84	149.04	144.11	134.55	218.01
Value Line Food Processing Index	100.00	106.57	105.90	114.29	117.28	134.47
Peer Group Index	100.00	95.82	90.96	69.26	75.96	98.37

Issuer Purchases of Equity Securities
The table below presents purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares of Our Common Stock Purchased	Average Price Paid Per Share of Our Common Stock	Total Number of Shares of Our Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares of Our Common Stock That May Yet Be Purchased Under the Plan or Program
April 1 to April 30, 2021	—	$—	—	—
May 1 to May 31, 2021	—	$—	—	—
June 1 to June 30, 2021	—	$—	—	—

Sale of Unregistered Securities
We did not sell unregistered securities during fiscal 2021.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for fiscal 2021 and fiscal 2020 are not necessarily indicative of the results that may be expected for any future period. This discussion, which presents our results for fiscal 2021 and fiscal 2020 should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for fiscal 2020, filed with the SEC on September 11, 2020, which provides additional information on comparisons of fiscal 2020 and fiscal 2019.
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
Our product categories consist of a robust line of roast and ground coffee, including organic, Direct Trade, Project D.I.R.E.C.T.® and other sustainably-produced offerings; frozen liquid coffee; flavored and unflavored iced and hot teas; including organic and Rainforest Alliance Certified™; culinary products including premium spices, pancake and biscuit mixes, gravy and sauce mixes, soup bases, dressings, syrups and sauces, and coffee-related products such as coffee filters, cups, sugar and creamers; and other beverages including cappuccino, cocoa, granitas, and other blender-based beverages and concentrated and ready-to-drink cold brew and iced coffee. We offer a comprehensive approach to our customers by providing not only a breadth of high-quality products, but also value added services such as market insight, beverage planning, and equipment placement and service.
We operate production facilities in Northlake, Texas; Portland, Oregon; and Hillsboro, Oregon. We stopped production in our Houston facility and exited the facility in the fourth quarter of fiscal 2021. We distribute our products from our Northlake, Texas, Portland, Oregon and Hillsboro, Oregon production facilities, as well as separate distribution centers in Northlake, Illinois; Moonachie, New Jersey; and Rialto, California. We opened and started operating the distribution center in Rialto, California in the third quarter of fiscal 2021. Our products reach our customers primarily through our nationwide DSD network of 213 delivery routes and 94 branch warehouses as of June 30, 2021, or direct-shipped via common carriers or third-party distributors. DSD sales are primarily made “off-truck” to our customers at their places of business. We operate a large fleet of trucks and other vehicles to distribute and deliver our products through our DSD network, and we rely on 3PL service providers for our long-haul distribution.

Impact of the COVID-19 Pandemic on Our Business
The COVID-19 pandemic has significantly impacted our financial position, results of operations, cash flows and liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consist of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors. This has had a material impact on our revenues during our fiscal 2021 and fiscal 2020.
However, as local governments across the country eased COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved average weekly sales trends. During the quarter ended June 30, 2021, our average weekly sales were down 27% compared to pre-COVID levels, which is an improvement from earlier this fiscal year when sales were down 41%, 40% and 36%, during the first, second and third quarters, respectively.
Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have seen moderate increases in demand that have helped mitigate the impact of the pandemic. Compared to fiscal 2020, our Direct Ship revenues declined 12% in fiscal 2021. A portion of these declines are attributable to accounts we decided to exit during fiscal 2021 because they resulted in lower or negative profit due to the impacts from COVID-19 on their business.
In response to the pandemic's impact on our business, we instituted several initiatives in March 2020 and during the fiscal 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, we have also repaid our existing senior secured revolving credit facility, and entered into our new Credit Facilities, as described in the Liquidity section. We believe that the Credit Facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on our strategic initiatives.
The magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, is still uncertain due to the rapid development and fluidity of the situation. While we anticipate that our revenue will continue to recover slowly as local, state and national governments ease COVID-19 related restrictions, and vaccines are distributed throughout the country, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability. Accordingly, we expect that our results of operations will be adversely affected for our fiscal year ending June 30, 2022.
For other impacts of the COVID-19 pandemic, please see Liquidity and Risk Factors described in Part I, Item IA of this Annual Report on Form 10-K.
Summary Overview of Fiscal 2021 Results
In fiscal 2021, both our DSD and direct ship sales channels experienced sales declines compared to the prior year periods.
Our DSD network continued to be negatively impacted by the COVID-19 pandemic, and to a lesser extent, net customer attrition. The largest DSD revenue declines were from restaurant, hotel and casino channels. While there has been significant recovery in these channels throughout fiscal 2021, sales volumes remained significantly below our pre-COVID levels. Demand from healthcare and C-store channels were impacted to a lesser extent but also remain below pre-COVID levels.
Our direct ship channel sales were also impacted by lower coffee volumes due to the COVID-19 pandemic.
During fiscal 2021, we experienced lower gross margin compared to the prior year periods primarily due to the pandemic's impact on sales volume, which had a larger impact on our higher margin customers. Although we experienced significant recovery throughout our fiscal 2021, the pandemic only impacted 4 months of results during fiscal 2020, resulting in deterioration year over year. Overall, gross margins decreased by 2.2% to 25.4% from 27.6% compared to fiscal

2020 primarily due to the unfavorable customer mix noted above. This decline in gross margin was partially offset by lower variable costs including freight, warehousing and coffee brewing equipment costs, as well as lower reserves for slow moving inventories and scrap expense.
Operating expenses decreased by $42.0 million over the prior year period driven by the absence of a non-cash impairment of goodwill and intangible assets of $42.0 million in the prior year period. The impairment was primarily associated with the results of our annual goodwill and intangible impairment test as of January 31, 2020, adjusted further by the impact of the COVID-19 pandemic that had a negative impact on the fair value of our goodwill and intangible assets.
The decrease was also due to a $26.3 million decline in our selling expenses compared to fiscal 2020; however, this was mostly offset by declines in our net gains on sale of assets of $24.6 million due to the sale of several properties in the prior year.
Operating expenses benefited from cost savings actions taken due to COVID-19 pandemic, and other cost controls implemented over variable spending which have reduced payroll, freight, fleet and other variable costs due to the lower sales volumes.
Our capital expenditures for fiscal 2021 were $15.1 million as compared to $17.6 million in fiscal 2020, representing lower maintenance capital spend of $7.8 million in fiscal 2021, a 34.5% reduction compared to fiscal 2020. These spending reductions were driven by several key initiatives put in place, including a focus on refurbished coffee brewing equipment to drive cost savings, and reductions across some capital categories due to additional cost controls put in place during the COVID-19 pandemic.
Also included in the $15.1 million of capital expenditures in the current year was $7.3 million for expansion projects to execute several key strategic initiatives. During fiscal 2021, we substantially increased the production and packaging capacity at our Northlake, Texas production facility which allowed us to exit our aged Houston, Texas facility. We also invested the capital to open a new distribution center in Rialto, California which is geographically closer to many of our customers in the Western United States. Lastly, we implemented a new handheld technology for our DSD representatives, High Jump, which enhances the capability of, and includes features not available on our previous handheld technology.
As of June 30, 2021, the outstanding debt on our Revolver and Term Loan Credit Facilities were $43.5 million and $47.5 million, respectively, a decrease of $31.0 million since June 30, 2020. Our cash decreased by $49.6 million to $10.4 million as of June 30, 2021, compared to $60.0 million as of June 30, 2020. These changes resulted from the repayments on our revolver under the terms of Amendment No. 3 to Amended and Restated Credit Agreement dated as of July 23, 2020 (the "Amended Revolving Facility"), which is now fully repaid. The net reduction in our liquidity during the current year was due to our investment in inventory as our sales volumes continue to recover from the pandemic, capital expenditures to fund certain key growth initiatives noted above, and financing costs associated with our new Credit Facilities.

Financial Data Highlights (in thousands, except per share data and percentages)

	For The Years Ended June 30,		2021 vs 2020
	2021	2020	Favorable (Unfavorable)
			Change	% Change
Income Statement Data:
Net sales	$397,850	$501,320	$(103,470)	(20.6)%
Gross margin	25.4%	27.6%	(2.2)%	NM
Operating expenses as a % of sales	35.0%	36.1%	1.1%	NM
Loss income from operations	$(38,173)	$(43,002)	$4,829	(11.2)%
Net loss	$(41,651)	$(37,087)	$(4,564)	(12.3)%
Net loss available to common stockholders per common share—basic	$(2.39)	$(2.19)	$(0.20)	NM
Net loss available to common stockholders per common share—diluted	$(2.39)	$(2.19)	$(0.20)	NM

Operating Data:
Coffee pounds	79,506	100,700	(21,194)	(21.0)%
EBITDA(1)	$11,480	$(1,796)	$13,276	(739.2)%
EBITDA Margin(1)	2.9%	(0.4)%	3.3%	NM
Adjusted EBITDA(1)	$16,611	$18,742	$(2,131)	(11.4)%
Adjusted EBITDA Margin(1)	4.2%	3.7%	0.5%	NM

Percentage of Total Net Sales By Product Category
Coffee (Roasted)	66.2%	64.9%	1.3%	2.0%
Coffee (Frozen Liquid)	3.8%	5.7%	(1.9)%	(33.3)%
Tea (Iced & Hot)	4.4%	5.1%	(0.7)%	(13.7)%
Culinary	11.3%	10.0%	1.3%	13.0%
Spice	4.7%	4.3%	0.4%	9.3%
Other beverages(2)	9.3%	9.0%	0.3%	3.3%
Other revenues(3)	—%	0.5%	(0.5)%	(100.0)%
Net sales by product category	99.7%	99.5%	0.2%	(119.4)%
Fuel Surcharge	0.3%	0.5%	(0.2)%	—%
Total	100.0%	100.0%	—%	(119.4)%

Other data:
Capital expenditures related to maintenance	$7,758	$11,845	$4,087	34.5%
Total capital expenditures	$15,117	$17,560	$2,443	13.9%
Depreciation and amortization expense	$27,625	$29,896	$2,271	7.6%

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

Factors Affecting Our Business
We have identified factors that affect our industry and business which we expect will play an important role in our future growth and profitability. Some of these factors include:
•Investment in State-of-the-Art Facility and Capacity Expansion. We are focused on leveraging our investment in the Northlake, Texas, facility to produce the highest quality coffee in response to the market shift to premium and specialty coffee, support volume rebalancing across our manufacturing network and create sustainable long-term growth. However, until we further increase the capacity at our Northlake facility, we will continue to experience higher manufacturing costs driven by downtime and inefficiencies.
•Supply Chain Efficiencies and Competition. In order to compete effectively and capitalize on growth opportunities, we must retain and continue to grow our customer base, evaluate and undertake initiatives to reduce costs and streamline our supply chain. We continue to look for ways to deploy our personnel, systems, assets and infrastructure to create or enhance stockholder value. Areas of focus include distribution network optimization, methods of procurement, logistics, inventory management, supporting technology, and real estate assets. The ability to attract and retain a skilled workforce, as well as mitigate current global supply chain challenges, will affect our future growth and profitability.
•Demographic and Channel Trends. Our success is dependent upon our ability to develop new products in response to demographic and other trends to better compete in areas such as premium coffee and tea, including expansion of our product portfolio by investing resources in what we believe to be key growth categories and different formats. We continue to focus on accelerating our Roastery Direct and e-commerce initiatives via a new digital platform. We have successfully launched three new ecommerce websites to reach the consumer directly, and plan to launch more websites and expand marketing efforts during fiscal 2022.
•Fluctuations in Green Coffee Prices. Our primary raw material is green coffee, an exchange-traded agricultural commodity that is subject to price fluctuations. Over the past five years, coffee “C” market near month price per pound ranged from approximately $0.88 to $1.74. The coffee “C” market near month price as of June 30, 2021 and 2020 was $1.60 and $1.04 per pound, respectively. The price and availability of green coffee directly impacts our results of operations. For additional details, see Risk Factors in Part I, Item 1A of this report.
•Hedging Strategy. We are exposed to market risk of losses due to changes in coffee commodity prices. Our business model strives to reduce the impact of green coffee price fluctuations on our financial results and to protect and stabilize our margins, principally through customer arrangements and derivative instruments, as further explained in Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
•Coffee Brewing Equipment and Service. We offer our customers a comprehensive equipment program and 24/7 nationwide equipment service which we believe differentiates us in the marketplace. We offer a full spectrum of equipment needs, which includes brewing equipment installation, water filtration systems, equipment training, and maintenance services to ensure we are able to meet our customer’s demands.
•Sustainability. With an increasing focus on sustainability across the coffee and foodservice industry, and particularly from the customers we serve, it is important for us to embrace sustainability across our operations, in the quality of our products, as well as, how we treat our coffee growers. We believe that our collective efforts in measuring our social and environmental impact, creating programs for waste, water and energy reduction, promoting partnerships in our supply chain that aim at supply chain stability and food security, and focusing on employee engagement place us in a unique position to help retailers and foodservice operators create differentiated coffee and tea programs that can include sustainable supply chains, direct trade purchasing, training and technical assistance, recycling and composting networks, and packaging material reductions.

Results of Operations
The following table sets forth information regarding our consolidated results of operations for fiscal 2021 and fiscal 2020. Certain prior period amounts in the table below have been reclassified to conform to the current year presentation due to the adoption of new accounting standards (in thousands, except percentages):

	For the Years Ended June 30,		2021 vs 2020
	2021	2020	Favorable (Unfavorable)
			Change	% Change
Net sales	$397,850	$501,320	$(103,470)	(20.6)%
Cost of goods sold	296,925	363,198	66,273	18.2%
Gross profit	100,925	138,122	(37,197)	(26.9)%
Selling expenses	95,503	121,762	26,259	21.6%
General and administrative expenses	42,945	42,569	(376)	(0.9)%
Net (gains) losses from sales of assets	(593)	(25,237)	(24,644)	NM
Impairment of goodwill and intangible assets	—	42,030	42,030	NM
Impairment of fixed assets	1,243	—	(1,243)	NM
Operating expenses	139,098	181,124	42,026	23.2%
Loss income from operations	(38,173)	(43,002)	4,829	(11.2)%
Other income (expense) :
Interest expense	(15,962)	(10,483)	(5,479)	52.3%
Postretirement benefits curtailment gains and pension settlement (charge)	6,359	5,760	599	NM
Other, net	19,720	10,443	9,277	88.8%
Total other income (expense)	10,117	5,720	4,397	76.9%
Loss before taxes	(28,056)	(37,282)	9,226	(24.7)%
Income tax expense (benefit)	13,595	(195)	(13,790)	(7,071.8)%
Net loss	$(41,651)	$(37,087)	$(4,564)	12.3%
Less: Cumulative preferred dividends, undeclared and unpaid	574	554	(20)	(3.6)%
Net loss available to common stockholders	$(42,225)	$(37,641)	$(4,584)	12.2%
_____________
NM - Not Meaningful

Fiscal 2021 and Fiscal 2020
Net Sales
Net sales in fiscal 2021 decreased $103.5 million, or 20.6%, to $397.8 million from $501.3 million in fiscal 2020. The decline in net sales was primarily due to the impact of the COVID-19 pandemic on our DSD network, which had declines in volume of green coffee processed and sold, along with other beverages, culinary, spice and tea products sold. The largest DSD revenue declines were from restaurant, hotel and casino channels.
The decline was also attributable to our direct ship sales, which were negatively impacted by both lower coffee volumes due to COVID-19 pandemic, partially offset by price changes to customers utilizing commodity-based pricing arrangements where the changes in the green coffee commodity costs are passed on to the customer. Our direct ship net sales in fiscal 2021 included $3.9 million in price decreases to these customers, as compared to $6.9 million in price decreases to these customers in fiscal 2020.
The following table presents the effect of changes in unit sales, unit pricing and product mix for fiscal 2021 compared to fiscal 2020 (in millions):
Units Sold and Pricing

	For Year Ended June 30, 2021 vs. 2020	% of Total Mix Change
Effect of change in unit sales	$(109.6)	(105.9)%
Effect of pricing and product mix changes	6.1	5.9%
Total decrease in net sales	$(103.5)	(100.0)%

Unit sales decreased 21.6% and average unit price increased by 1.3% in fiscal 2021 as compared to the same prior year period, resulting in a net decrease in net sales of 20.2%. Average unit price slightly increased during fiscal 2021 due to a mix of products sold via DSD versus our Direct Ship network, as direct ship has a lower average unit price. Unit sales decreased due to the impact of COVID-19 on our business. There were no new product category introductions in the fiscal 2021 and fiscal 2020, which had a material impact on our net sales.
Gross Profit
Gross profit in fiscal 2021 decreased $37.2 million, or 26.9%, to $100.9 million from $138.1 million in fiscal 2020. Gross margin decreased to 25.4% in fiscal 2021 from 27.6% in fiscal 2020. These declines were due the impact of the COVID-19 pandemic on sales volumes, which had a larger impact on our higher margin customers. Although we experienced significant recovery throughout fiscal 2021, the pandemic only impacted 4 months of results during fiscal 2020, causing the deterioration year over year. The gross margin decline was partially offset by lower variable costs including freight, warehousing and CBE costs, as well as lower reserves for slow moving inventories and scrap expense. The cost reductions across these categories helped mitigate the impact of the pandemic on our sales margin.
Operating Expenses
In fiscal 2021, operating expenses decreased $42.0 million, or 23.2%, to $139.1 million from $181.1 million, in fiscal 2020. The $42.0 million decline was driven by the non-cash impairment of goodwill and intangible assets of $42.0 million in fiscal 2020. The impairment was primarily associated with the results of our annual goodwill and intangible impairment test as of January 31, 2020, adjusted further by the impact of the COVID-19 pandemic that had a negative impact on the fair value of our goodwill and intangible assets. See Note 12, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for details.
The decrease was also due to a $26.3 million decline in our selling expenses in fiscal 2021 compared to fiscal 2020, which was primarily due to cost controls implemented over variable spending that have reduced payroll, freight, fleet and other variable costs due to the lower sales volume.

These declines were offset by an increase in general and administrative expenses of $0.4 million primarily due to costs associated with our supply chain optimization initiatives completed during the fourth quarter of fiscal 2021 that were incurred to exit our Houston, Texas facility, and the opening and full ramp-up of our new West Coast distribution facility in Rialto, California. This increase is also due to accrued employee incentive bonus in the current year compared to the prior year in which we did not pay employee incentive bonus due to the pandemic's impact on our business.
Operating expenses were also negatively impacted by the decline in net gains from sales of assets of $24.6 million in fiscal 2021. During fiscal 2021, we recorded gains of $0.6 million primarily associated with the sale of three branch properties. During fiscal 2020, we completed the sales of the Houston property, certain assets associated with our office coffee customers and nine branch properties contributing to the $25.2 million gains recorded in prior year. See Note 3, Sales of Assets, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for details.
In fiscal 2021, we also recognized a $1.2 million non-cash fixed asset impairment primarily related to the write-off of the remaining balance of our previous route handheld technology since we completed the implementation of our new High Jump handheld technology.
Total Other Income (Expense)
Total other income (expense) in the fiscal year ended June 30, 2021 was $10.1 million of income compared to $5.7 million of income in fiscal 2020. The change in total other income (expense) in the fiscal 2021 was primarily a result of:
•higher post-retirement medical plan gains in the current year period associated with the plan termination in December 2020;
•gain on settlement of the postretirement death benefit plan in June 2021;
•net gains on coffee-related derivative instruments in fiscal 2021 compared to net losses in prior year due to increases in the coffee commodity prices.
These gains were partially offset by writing off deferred finance costs related to our debt amendment in July 2020 and subsequent termination of our Amended Revolving Facility in April 2021, as well as the postretirement medical plan curtailment gain in fiscal 2020.
In June 2021, we announced the amendment of our postretirement death benefit plan effective immediately. The announcement triggered a re-measurement, and resulted in settlement gains of $6.4 million in fiscal 2021. The pension settlement gain incurred in fiscal 2020 of $5.8 million was due to the curtailment of the post-retirement medical plan in March 2020. See Note 11, Employee Benefit Plans of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for details.
Interest expense in fiscal 2021 increased $5.5 million to $16.0 million from $10.5 million in the prior year period. The increase in interest expense in fiscal 2021 was principally due to the write-off of deferred finance costs related to our debt amendment in July 2020 and subsequent repayment of our Amended Revolving Facility in April 2021, as well as the amortization of de-designated interest rate swap costs.
In fiscal 2021, Other, net increased by $9.3 million to $19.7 million compared to $10.4 million in fiscal 2020. The increase in Other, net, was primarily a result of higher amortized gains on our terminated post-retirement medical benefit plan and mark-to-market net gains on coffee-related derivative instruments not designated as accounting hedges.
Income Taxes
In fiscal 2021, we recorded income tax expense of $13.6 million as compared to income tax benefit of $0.2 million in fiscal 2020. The tax expense is primarily due to the $13.7 million of previously deferred non-cash tax expense in accumulated other comprehensive income associated with gains on the postretirement medical plan in prior years. Upon termination of this plan on December 31, 2020, the deferred non-cash tax expense was reversed out of other comprehensive income and recorded in continuing operations net income in the second quarter of fiscal 2021. The tax benefit in fiscal year 2020 was primarily due to the previously recorded valuation allowance and change in our estimated deferred tax liability See Note 17, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Non-GAAP Financial Measures
In addition to net loss determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures in assessing our operating performance:
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
•severance costs;
•proxy contest-related expenses;
•non-recurring costs associated with the COVID-19 pandemic and severe winter weather;
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
Set forth below is a reconciliation of reported net (loss) income to EBITDA (unaudited):

	For the Year Ended June 30,
(In thousands)	2021	2020
Net loss, as reported	$(41,651)	$(37,087)
Income tax expense (benefit)	13,595	(195)
Interest expense(1)	11,911	5,590
Depreciation and amortization expense	27,625	29,896
EBITDA	$11,480	$(1,796)
EBITDA Margin	2.9%	(0.4)%
____________
(1)Excludes interest expense related to pension plans and postretirement benefits.
Set forth below is a reconciliation of reported net (loss) income to Adjusted EBITDA (unaudited):

	Year Ended June 30,
(In thousands)	2021	2020
Net loss, as reported	$(41,651)	$(37,087)
Income tax expense (benefit)	13,595	(195)
Interest expense(1)	11,911	5,590
Depreciation and amortization expense	27,625	29,896
ESOP and share-based compensation expense	4,580	4,329
Weather-related event - severe winter weather	109	—
Strategic initiatives(2)	4,203	523
Net (gains) losses from sales of assets	(593)	(25,237)
Impairment of goodwill and intangible assets	—	42,030
Impairment of fixed assets	1,243	—
Non-recurring costs associated with the COVID-19 pandemic	352	362
Postretirement benefits gains curtailment and pension settlement charge	(6,359)	(5,760)
Proxy contest-related expenses	—	463
Severance	1,596	3,828
Adjusted EBITDA(3)	$16,611	$18,742
Adjusted EBITDA Margin	4.2%	3.7%
________
(1)Excludes interest expense related to pension plans and postretirement benefits.
(2)Includes initiatives related to the Houston facility exit and opening of the Rialto distribution center.
(3)Adjusted EBITDA for fiscal 2021 and 2020 includes $14.4 million and $7.2 million, respectively, of higher amortized gains resulting from the curtailment of the postretirement medical plan in March 2020. These higher gains continued until the plan sunset on December 31, 2020. See Note 11, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Liquidity, Capital Resources and Financial Condition

				June 30, 2021		June 30, 2020
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/25/2025	N/A	$43,500	6.17%	$122,000	4.91%
Term Loan	4/26/2021	4/25/2025	$47,500	$45,278	7.50%	—	—%
Total				$88,778		$122,000
Credit Facility
On April 26, 2021, we repaid in full all of the outstanding loans and other amounts payable under the Amended and Restated Credit Agreement, using proceeds of loans received pursuant to a refinancing under a new senior secured facility composed of a Revolver Credit Facility Agreement and a Term Credit Facility Agreement as described in more detail in Note 12, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
The revolver under the Credit Facilities has a commitment of up to $80.0 million and a maturity date of April 25, 2025. Availability under the revolver is calculated as the lesser of (a) $80.0 million and (b) the amount derived from pursuant to a borrowing base composed of the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value (“NOLV”) of eligible inventory, minus (c) applicable reserve. The term loan under the Credit Facilities has a principal amount of $47.5 million and a maturity date of April 25, 2025.
The Credit Facilities contain customary affirmative and negative covenants and restrictions typical for a financing of this type. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Credit Facilities becoming immediately due and payable and termination of the commitments. As of and through June 30, 2021, we were in compliance with all of the covenants under the Credit Facilities.
The Credit Facilities provide us with increased flexibility to proactively manage our liquidity and working capital, while maintaining compliance with our debt financial covenants, and preserving financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic and continue to execute on key strategic initiatives.
Effective March 27, 2019, we entered into an interest rate swap to manage our interest rate risk on our floating-rate indebtedness. See Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K, for details. In connection with the Credit Facilities, we also executed an ISDA agreement to transfer our interest swap to Wells Fargo under substantially the same terms. See Note 12, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for details.
At June 30, 2021, we had outstanding borrowings of $91.0 million and utilized $4.3 million of the letters of credit sublimit under the Credit Facilities, and had $25.7 million of availability under our Credit Facilities.
Liquidity
We generally finance our operations through cash flows from operations and borrowings under our Credit Facilities. In light of our financial position, operating performance and current economic conditions, including the state of the global capital markets, there can be no assurance as to whether or when we will be able to raise capital by issuing securities. We believe that the Credit Facilities, to the extent available, in addition to our cash flows from operations, collectively, will be sufficient to fund our working capital and capital expenditure requirements for the next 12 months.
At June 30, 2021, we had $10.3 million of unrestricted cash and cash equivalents.

Impact of COVID-19 on Our Liquidity
The COVID-19 pandemic has significantly impacted our liquidity as the spread of the pandemic and resulting governmental actions have decreased the demand for our products, most notably throughout our DSD network, which consist of small independent restaurants, foodservice operators, large institutional buyers, and convenience store chains, hotels, casinos, healthcare facilities, and foodservice distributors.
However, as local governments across the country eased COVID-19 restrictions, and vaccines are distributed and rolled out successfully, we continue to see improved average weekly sales trends. During the quarter ended June 30, 2021, our average weekly sales were down 27% compared to pre-COVID levels, which is an improvement from earlier this fiscal year when sales were down 41%, 40% and 36%, during the first, second and third quarters, respectively.
Although our Direct Ship sales channel was also affected by the COVID-19 pandemic, the impact was significantly less due to the types of customers we serve through this channel. These customers include our retail business and products sold by key grocery stores under their private labels, as well as third party e-commerce platforms, which have seen moderate increases in demand that have helped mitigate the impact of the pandemic. Compared to fiscal 2020, our Direct Ship revenues declined 12%. A portion of these declines are attributable to accounts we decided to exit since they were lower or negative profit due to the impacts from COVID-19.
In response to the pandemic's impact on our business, we instituted several initiatives in March 2020 and continued during fiscal 2021 to reduce operating expenses and capital expenditures to help mitigate the significant negative impact of our revenue decline. In addition to the costs saving initiatives, we have also repaid our existing senior secured revolving credit facility, and executed new credit facilities. The new credit facilities provide us with increased flexibility to proactively manage our working capital and execute our long term strategy, maintain compliance with our debt financial covenants, lower our cost of borrowing, and preserve financial liquidity to mitigate the impact of the uncertain business environment resulting from the COVID-19 pandemic, while continuing to execute on key strategic initiatives.
The magnitude of the COVID-19 pandemic, including the extent of the weaker demand for our products, our financial position, results of operations and liquidity, which could be material, is still uncertain due to the rapid development and fluidity of the situation. While we anticipate that our revenue will continue to recover slowly as local and national governments ease COVID-19 related restrictions, and vaccines are distributed throughout the country, there can be no assurance that we will be successful in returning to the pre-COVID-19 pandemic levels of revenue or profitability. Accordingly, we expect that our results of operations will be adversely affected for our fiscal year ending June 30, 2022.

Cash Flows
The significant captions and amounts from our consolidated statements of cash flows are summarized below:

	For the Years Ended June 30,
	2021	2020
Consolidated Statements of cash flows data (in thousands)
Net cash (used in) provided by operating activities	$(1,486)	$1,455
Net cash (used in) provided by investing activities	(10,696)	21,917
Net cash (used in) provided by financing activities	(37,393)	29,658
Net (decrease) increase in cash and cash equivalents	$(49,575)	$53,030

Operating Activities
Cash provided by operating activities in fiscal 2021 decreased $2.9 million as compared to fiscal 2020 primarily due to the impact of COVID-19 on revenues. Although we experienced significant recovery throughout fiscal 2021, the pandemic only impacted 4 months of results during our prior fiscal year, causing higher operating losses during fiscal 2021 compared to fiscal 2020. However, some of the pandemic's impact on our operating cash flows year over year was mitigated by improving working capital management.
Investing Activities
Net cash used in investing activities during fiscal 2021 was $10.7 million as compared to net cash provided of $21.9 million during fiscal 2020. The $32.6 million change is primarily due to the sale of assets during the prior year period resulting in net cash proceeds of $39.5 million during fiscal 2020, as well has higher expansion capital expenditures in the current year period to execute our strategic initiatives. This increase in use of cash was partially offset by lower maintenance capital expenditures and coffee brewing equipment purchases in the current year period as we focused on refurbished coffee brewing equipment to drive cost savings and other spending reductions. Also, during fiscal 2021, we generated cash proceeds of $4.4 million primarily related to the sale of three branch properties.
Financing Activities
Net cash used in financing activities during fiscal 2021 was $37.4 million as compared to net cash provided of $29.7 million during the fiscal 2020. Net cash used in financing activities in the current year included $31.0 million in net payments under our previous and current credit facilities compared to $30.0 million of net borrowings in fiscal 2020. These changes primarily resulted from the repayments on our revolver under the terms of the Amended Revolving Facility, which is now repaid. The change was also due to $6.2 million of financing costs paid associated with the Amended Revolving Facility in July 2020 and the new Credit Facilities in April 2021.

Contractual Obligations, Commitments and Contingencies

Contractual Obligations
The following table contains information regarding total contractual obligations as of June 30, 2021:

	Payment due by period
(In thousands)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual obligations:
Operating lease obligations(1)	$30,469	$6,262	$11,533	$7,833	$4,841
Finance lease obligations(1)	868	193	386	289	—
Pension plan obligations(2)	73,250	7,470	14,440	14,800	36,540
Postretirement benefits other than pension plans(2)	586	51	109	118	308
Revolving credit facility (4)	43,500	—	—	43,500	—
Term loan (4)	47,500	950	7,600	38,950
Purchase commitments(3)	48,948	48,948	—	—	—
Derivative liabilities	3,208	1,555	1,653	—	—
Cumulative Preferred dividends, undeclared and unpaid-non-current	2,052	2,052	—	—	—
Total contractual obligations	$250,381	$67,481	$35,721	$105,490	$41,689
 ______________
(1) See Note 5, Leases, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
(2) See Note 11, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
(3) Purchase commitments include commitments under coffee purchase contracts for which all delivery terms have been finalized but the related coffee has not been received as of June 30, 2021. Amounts shown in the table above: (a) include all coffee purchase contracts that the Company considers to be from normal purchases; and (b) do not include amounts related to derivative instruments that are recorded at fair value on the Company’s consolidated balance sheets. See Note 20, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.
(4) See Note 12, Debt Obligations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K.

Capital Expenditures
For the fiscal years ended June 30, 2021 and 2020, our capital expenditures paid were as follows:

	June 30,
(In thousands)	2021	2020
Maintenance:
Coffee brewing equipment	$5,795	$6,479
Building and facilities	680	154
Vehicles, machinery and equipment	45	1,772
Software, office furniture and equipment	1,238	3,440
Capital expenditures, maintenance	$7,758	$11,845

Expansion Project:
Machinery and equipment	$5,540	$5,417
IT equipment	$839	$298
Capital expenditures, Expansion Project	$6,379	$5,715

New Facility Costs:
Building and facilities	$980	$—
Capital expenditures, New Facility	$980	$—
Total capital expenditures	$15,117	$17,560
In fiscal 2022, we anticipate maintenance capital expenditures will be between $11.0 million to $14.0 million. We expect to finance these expenditures through cash flows from operations and borrowings under our Revolving Facility.
Depreciation and amortization expense was $27.6 million and $29.9 million in fiscal 2021 and 2020, respectively. We anticipate our depreciation and amortization expense will be approximately $5.5 million to $7.0 million per quarter in fiscal 2022 based on our existing fixed assets and the useful lives of our intangible assets.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report for a summary of recently adopted and recently issued accounting standards and their related effects or anticipated effects on our consolidated results of operations and financial condition.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.

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
In addition to our customer arrangements, we utilize derivative instruments to reduce further the impact of changing green coffee commodity prices. We purchase over-the-counter coffee derivative instruments to enable us to lock in the price of green coffee commodity purchases. These derivative instruments may be entered into at the direction of the customer under commodity-based pricing arrangements to effectively lock in the purchase price of green coffee under such customer arrangements, in certain cases up to 18 months or longer in the future. Notwithstanding this customer direction, pursuant to Accounting Standards Codification (“ASC“) 815, “Derivatives and Hedging,” we are considered the owner of these derivative instruments and, therefore, we are required to account for them as such. In the event the customer fails to purchase the products associated with the underlying derivative instruments for which the price has been locked-in on behalf of the customer, we expect that such derivative instruments will be assigned to, and assumed by, the customer in accordance with contractual terms or, in the absence of such terms, in accordance with standard industry custom and practice. In the event the customer fails to assume such derivative instruments, we will remain obligated on the derivative instruments at settlement. We generally settle derivative instruments to coincide with the receipt of the purchased green coffee or apply the derivative instruments to purchase orders effectively fixing the cost of in-bound green coffee purchases. As of June 30, 2021 and 2020, we had 21.5 million and 44.8 million pounds of green coffee covered under coffee-related derivative instruments, respectively. We do not purchase any derivative instruments to hedge cost fluctuations of any commodities other than green coffee.
The fair value of derivative instruments is based upon broker quotes. We account for certain coffee-related derivative instruments as accounting hedges in order to minimize the volatility created in our quarterly results from utilizing these derivative contracts and to improve comparability between reporting periods. The change in fair value of the derivative is reported in accumulated other comprehensive income (loss) (“AOCI”) on our consolidated balance sheet and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. At June 30, 2021, approximately 68% of our outstanding coffee-related derivative instruments, representing 14.6 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. At June 30, 2020, approximately 81% of our outstanding coffee-related derivative instruments, representing 36.4 million pounds of forecasted green coffee purchases, were designated as cash flow hedges. The portion of open hedging contracts that are not designated as accounting hedges are marked to period-end market price and unrealized gains or losses based on whether the period-end market price was higher or lower than the price we locked-in are recognized in our financial results.

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
Impairment of Goodwill and Indefinite-lived Intangible Assets
We account for our goodwill and indefinite-lived intangible assets in accordance with ASC 350, “Intangibles-Goodwill and Other”. Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. We perform a qualitative assessment of goodwill and indefinite-lived intangible assets on our consolidated balance sheets, to determine if there is a more likely than not indication that our goodwill and indefinite-lived intangible assets are impaired as of January 31, during our fiscal third quarter. If the indicators of impairment are present, we perform a quantitative test to determine the impairment of these assets as of the measurement date. We may also elect to bypass the qualitative assessment and proceed directly to a quantitative analysis depending on the facts and circumstances. If, after assessing qualitative and quantitative factors, we believe that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we will record the amount of goodwill and indefinite-lived intangible assets impairment as the excess of the carrying amount over the fair value. Indefinite-lived intangible assets consist of certain acquired trademarks, trade names and brand name.
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
Our annual impairment tests completed as of January 31, during our fiscal third quarter, and adjusted for the negative impact of COVID-19, indicated the fair values of our goodwill and certain indefinite-lived intangible assets were substantially below their carrying values. As a result, we recorded $36.2 million and $5.8 million, respectively, of impairments to goodwill and indefinite-lived intangibles during the year ended June 30, 2020. With this adjustment, our Goodwill assets are now fully impaired as of June 30, 2021 and 2020. See Note 12, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further details.
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
Our self-insurance for workers’ compensation liability includes estimated outstanding losses of unpaid claims and allocated loss adjustment expenses (“ALAE”), case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by the Company. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses. We believe that the amount recorded at June 30, 2021 is adequate to cover all known workers' compensation claims at June 30, 2021. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on our operating results.
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
See Note 11, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussions of our various pension plans.
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
We estimate the expected impact of forfeited awards and recognize share-based compensation cost only for those awards ultimately expected to vest. If actual forfeiture rates differ materially from our estimates, share-based compensation expense could differ significantly from the amounts we have recorded in the current period. We will periodically review actual forfeiture experience and revise our estimates, as necessary. We will recognize as compensation cost the cumulative effect of the change in estimated forfeiture rates on current and prior periods in earnings of the period of revision. As a result, if we revise our assumptions and estimates, our share-based compensation expense could change materially in the future. In fiscal 2021 and 2020, we used an estimated annual forfeiture rate of 4.8% to calculate share-based compensation expense based on actual forfeiture experience.
The Company's outstanding share-based awards include performance-based non-qualified stock options ("PNQs"), performance-based restricted stock units ("PBRSUs") and Performance Cash Awards ("PCAs") that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the achievement of certain financial and other performance criteria as a condition to the vesting. The Company recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the service period based upon the Company’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled PNQs, PBRSUs or PCAs, and, to the extent share-based compensation expense was previously recognized for those cancelled PNQs, PBRSUs or PCAs, such share-based compensation expense is reversed. If performance goals are exceeded and the payout is more than 100% of the target shares, additional compensation expense is recorded in the period when that determination is certified by the Compensation Committee of the Board of Directors.
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
Interest Rate Risk
We historically have been exposed to market value risk arising from changes in interest rates on our securities portfolio for which we entered, from time to time, futures and options contracts, or invested in derivative instruments, to manage our interest rate risk. Effective March 27, 2019, the Company entered into an interest rate swap to manage the interest rate risk on its floating-rate indebtedness. In connection with the new Revolver Credit Facility Agreement and Term Credit Facility Agreement (collectively, the “Credit Facilities”), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap. See Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussions of our derivative instruments.
At June 30, 2021, we had outstanding borrowings on our Revolver Credit Facility of $43.5 million and had utilized $4.3 million of the letters of credit sublimit, as well as $47.5 million of debt outstanding under our term loan. As a result of the interest rate swap, only $26.0 million is now subject to interest rate variability. The weighted average interest rate on our outstanding borrowings subject to interest rate variability under the Amended Revolving Facility at June 30, 2021 was 6.21%.
The following table demonstrates the impact of interest rate changes on our annual interest expense on outstanding borrowings subject to interest rate variability under the Amended Revolving Facility based on the weighted average interest rate on the outstanding borrowings as of June 30, 2021:

($ in thousands)	Principal	Interest Rate	Annual Interest Expense
–150 basis points	$26,000	5.36%	$1,394
–100 basis points	$26,000	5.86%	$1,524
Unchanged	$26,000	6.86%	$1,784
+100 basis points	$26,000	7.86%	$2,044
+150 basis points	$26,000	8.36%	$2,174

Commodity Price Risk
We are exposed to commodity price risk arising from changes in the market price of green coffee. We value green coffee inventory on the FIFO basis. In the normal course of business we hold a large green coffee inventory and enter into forward commodity purchase agreements with suppliers. We are subject to price risk resulting from the volatility of green coffee prices. Due to competition and market conditions, volatile price increases cannot always be passed on to our customers. See Note 4, Derivative Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10‑K for further discussions of our derivative instruments.
The following table summarizes the potential impact as of June 30, 2021 to net income (loss) and AOCI from a hypothetical 10% change in coffee commodity prices. The information provided below relates only to the coffee-related derivative instruments and does not include, when applicable, the corresponding changes in the underlying hedged items:

	Increase (Decrease) to Net Income		Increase (Decrease) to AOCI
	10% Increase in Underlying Rate	10% Decrease in Underlying Rate	10% Increase in Underlying Rate	10% Decrease in Underlying Rate
(In thousands)
Coffee-related derivative instruments(1)	$2,386	$(2,386)	$1,102	$(1,102)
__________
(1) The Company's purchase contracts that qualify as normal purchases include green coffee purchase commitments for which the price has been locked in as of June 30, 2021. These contracts are not included in the sensitivity analysis above as the underlying price has been fixed.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in the F pages of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are effective.
Report on Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting pursuant to Rules 13a-15(d) or 15d-15(d) promulgated under the Exchange Act during our fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2021. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting. Their report is included with the consolidated financial statements.

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
Compliance with Section 16(a) of the Exchange Act
To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations from certain reporting persons that no other reports were required during the fiscal year ended June 30, 2021, its officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements. The foregoing is in addition to any filings that may be listed in the Company's Proxy Statement expected to be dated and filed with the SEC not later than 120 days after the conclusion of the Company's fiscal year ended June 30, 2021.

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item regarding the stock ownership of directors, executive officers and five percent beneficial owners is found under the heading "Security Ownership of Certain Beneficial Owners and Management" will be set forth in the Proxy Statement and is incorporated in this report by reference.
Equity Compensation Plan Information
Information about our equity compensation plans at June 30, 2021 that were either approved or not approved by our stockholders were as follows:

Plan Category	Number of Shares to be Issued Upon Exercise / Vesting of Outstanding Options or Rights(3)	Weighted Average Exercise Price of Outstanding Options(4)	Number of Shares Remaining Available for Future Issuance (excluding securities reflected in column (a))(5)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	702,340	$15.38	509,484
Equity compensation plans not approved by stockholders (2)	118,256	$6.72	171,371
Total	820,596		680,855
________________

(1) Includes shares issued under the Prior Plans and the 2017 Plan. The 2017 Plan succeeded the Prior Plans. On the Effective Date of the 2017 Plan, the Company ceased granting awards under the Prior Plans; however, awards outstanding under the Prior Plans will remain subject to the terms of the applicable Prior Plan.
(2) Consists of grants made under the Farmer Bros. Co. 2020 Inducement Incentive Award Plan (the “Inducement Award Plan”), which in accordance with Rule 5635(c)(4) of the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”) permits grants of up to 300,000 shares of common stock to newly hired employees who have not previously been a member of the Board, or to an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee's entering into employment with the Company or its subsidiary. Subject to certain limitations, shares of common stock covered by awards granted under the Inducement Award Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. The Inducement Award Plan allows for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents.
(3)    Includes shares that may be issued upon the achievement of certain financial and other performance criteria as a condition to vesting in addition to time-based vesting pursuant to PBRSUs granted under the 2017 Plan. The PBRSUs included in the table include the maximum number of shares that may be issued under the awards. Under the terms of the awards, the recipient may earn between 0% and 150% of the target number of PBRSUs depending on the extent to which the Company meets or exceeds the achievement of the applicable financial performance goals
(4) Does not include outstanding PBRSUs.
(5) The 2017 Plan authorizes the issuance of (i) 2,050,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 2,050,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan. The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan.

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
(a)List of Financial Statements and Financial Statement Schedules:
1. Financial Statements included in Part II, Item 8 of this report:

Consolidated Balance Sheets as of June 30, 2021 and 2020.

Consolidated Statements of Operations for the Years Ended June 30, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended June 30, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2021, 2020 and 2019.

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2021, 2020 and 2019.

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

(b)Exhibits:

Exhibit No.	Description

2.1
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

Exhibit No.	Description
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

4.3	Description of Farmer Bros. Co. Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1
Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.2
Amendment No. 1 to Farmer Bros. Co. Pension Plan for Salaried Employees, Farmer Bros. Co. Retirement Plan effective June 30, 2011 (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on September 14, 2016 and incorporated herein by reference).**

10.3
Action of the Administrative Committee of the Farmer Bros. Co. Qualified Employee Retirement Plans amending the Farmer Bros. Co. Retirement Plan, effective as of December 6, 2012 (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference).**

10.4
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

10.6
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

10.9
Amendment dated October 6, 2016 to Farmer Bros. Co. Amended and Restated Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016 and incorporated herein by reference).**

Exhibit No.	Description
10.10
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

10.12
Employment Agreement, dated as of September 6, 2019, by and between Farmer Bros. Co. and Deverl Maserang (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2019 and incorporated herein by reference).**

10.13
Farmer Bros. Co. 2007 Omnibus Plan, as amended (as approved by the stockholders at the 2012 Annual Meeting of Stockholders on December 6, 2012) (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on November 7, 2017 and incorporated herein by reference).**

10.14
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

10.16
Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (as approved by the stockholders at the 2013 Annual Meeting of Stockholders on December 5, 2013) (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.17
Addendum to Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 9, 2015 and incorporated herein by reference).**

10.18
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Stock Option Grant Notice and Stock Option Agreement (filed as Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).

10.19
Form of Farmer Bros. Co. Amended and Restated 2007 Long-Term Incentive Plan Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (filed as Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 11, 2019 and incorporated herein by reference).**

10.20
Farmer Bros. Co. 2017 Long-Term Incentive Plan (as approved by the stockholders at the Special Meeting of Stockholders on June 20, 2017) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2017 and incorporated herein by reference).**

10.21
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

Exhibit No.	Description
10.22
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).**

10.23
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.24
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Grant Agreement (Directors) (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.25
Form of Farmer Bros. Co. 2017 Long-Term Incentive Plan Stock Restricted Grant Agreement (Employees) (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2017 and incorporated herein by reference).**

10.26	Farmer Bros. Co. 2020 Inducement Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).**

10.27
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Stock Option Award Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020 and incorporated herein by reference).**

10.28
Form of Farmer Bros. Co. 2020 Inducement Incentive Plan Restricted Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2020 and incorporated herein by reference).**.

10.29	Form of Change in Control Severance Agreement for Executive Officers of the Company (filed herewith).**

10.30	Form of Change in Control Severance Agreement for Officers of the Company (filed herewith).**

10.31	Form of Indemnification Agreement for Directors and Officers of the Company, as adopted on December 8, 2017 (filed herewith).**

10.32
Standard Form of Agreement between Owner and Design-Builder (AIA Document A141-2014 Edition), dated as of October 23, 2017, by and between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.33
Project Specific Task Order Release Form No. 006, dated as of February 9, 2018, between Farmer Bros. Co. and The Haskell Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2018 and incorporated herein by reference).

10.34
ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros. Co. and Citibank, N.A. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

10.35
Schedule to the ISDA Master Agreement, dated as of March 20, 2019, by and between Farmer Bros., Co. and Citibank, N.A. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 29, 2019 and incorporated herein by reference).**

10.36
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
September 9, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deverl Maserang	President and Chief Executive Officer and Director (principal executive officer)	September 9, 2021
Deverl Maserang

/s/ Scott R. Drake	Chief Financial Officer (principal financial officer)	September 9, 2021
Scott R. Drake

/s/ Scott Lyon	Vice President, Controller and Treasurer (principal accounting officer)	September 9, 2021
Scott Lyon

/s/ Christopher P. Mottern	Chairman of the Board and Director	September 9, 2021
Christopher P. Mottern

/s/ Allison M. Boersma	Director	September 9, 2021
Allison M. Boersma

/s/ Stacy Loretz-Congdon	Director	September 9, 2021
Stacy Loretz-Congdon

/s/ Charles F. Marcy	Director	September 9, 2021
Charles F. Marcy

/s/ Alfred Poe	Director	September 9, 2021
Alfred Poe

/s/ Waheed Zaman	Director	September 9, 2021
Waheed Zaman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Farmer Bros. Co. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements as of and for the year ended June 30, 2021, of the Company and our report dated September 9, 2021, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
September 9, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Farmer Bros. Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Farmer Bros. Co. and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
September 9, 2021

We have served as the Company’s auditor since fiscal 2014.

FARMER BROS. CO.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	As of June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,263	$60,013
Restricted cash	175	—
Accounts receivable, net of allowance for doubtful accounts of $325 and $1,796, respectively	40,321	40,882
Inventories	76,791	67,408
Income tax receivable	—	831
Short-term derivative assets	4,351	165
Prepaid expenses	5,594	7,414
Assets held for sale	1,591	—
Total current assets	139,086	176,713
Property, plant and equipment, net	150,091	165,633
Intangible assets, net	18,252	20,662
Right-of-use operating lease assets	26,254	21,117
Other assets	4,323	8,574
Total assets	$338,006	$392,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	45,703	36,987
Accrued payroll expenses	15,345	9,394
Operating leases liabilities - current	6,262	5,854
Term loan - current	950	—
Short-term derivative liabilities	1,555	5,255
Other current liabilities	6,425	6,802
Total current liabilities	76,240	64,292
Long-term borrowings under revolving credit facility	43,500	122,000
Term loan - noncurrent	44,328	—
Accrued pension liabilities	39,229	58,772
Accrued postretirement benefits	960	9,993
Accrued workers’ compensation liabilities	3,649	4,569
Operating lease liabilities - noncurrent	20,049	15,628
Other long-term liabilities	5,092	5,532
Total liabilities	233,047	280,786
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 500,000 shares authorized; Series A Convertible Participating Cumulative Perpetual Preferred Stock, 21,000 shares authorized; 14,700 shares issued and outstanding as of June 30, 2021 and 2020, respectively; liquidation preference of $16,752 and $16,178 as of June 30, 2021 and 2020, respectively	15	15
Common stock, $1.00 par value, 25,000,000 shares authorized; 17,852,793 and 17,347,774 shares issued and outstanding at June 30, 2021 and 2020 , respectively	17,853	17,348
Additional paid-in capital	66,109	62,043
Retained earnings	66,311	108,536
Accumulated other comprehensive loss	(45,329)	(76,029)
Total stockholders’ equity	104,959	111,913
Total liabilities and stockholders’ equity	$338,006	$392,699
The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	For the Years Ended June 30,
	2021	2020	2019
Net sales	$397,850	$501,320	$595,942
Cost of goods sold	296,925	363,198	416,840
Gross profit	100,925	138,122	179,102
Selling expenses	95,503	121,762	139,647
General and administrative expenses	42,945	42,569	48,959
Restructuring and other transition expenses	—	—	4,733
Net (gains) losses from sales of assets	(593)	(25,237)	465
Impairment of goodwill and intangible assets	—	42,030	—
Impairment of fixed assets	1,243	—	—
Operating expenses	139,098	181,124	193,804
Loss income from operations	(38,173)	(43,002)	(14,702)
Other (expense) income:
Interest expense	(15,962)	(10,483)	(12,000)
Postretirement benefits curtailment gains and pension settlement (charge)	6,359	5,760	(10,948)
Other, net	19,720	10,443	4,166
Total other income (expense)	10,117	5,720	(18,782)
Loss before taxes	(28,056)	(37,282)	(33,484)
Income tax expense (benefit)	13,595	(195)	40,111
Net loss	$(41,651)	$(37,087)	$(73,595)
Less: Cumulative preferred dividends, undeclared and unpaid	574	554	535
Net loss available to common stockholders	$(42,225)	$(37,641)	$(74,130)
Net loss available to common stockholders per common share—basic	$(2.39)	$(2.19)	$(4.36)
Net loss available to common stockholders per common share—diluted	$(2.39)	$(2.19)	$(4.36)
Weighted average common shares outstanding—basic	17,635,402	17,205,849	16,996,354
Weighted average common shares outstanding—diluted	17,635,402	17,205,849	16,996,354

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In thousands)

	For the Years Ended June 30,
	2021	2020	2019
Net loss	$(41,651)	$(37,087)	$(73,595)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on derivative instruments designated as cash flow hedges, net of tax	11,715	(7,518)	(9,198)
(Gains) losses on derivative instruments designated as cash flow hedges reclassified to cost of goods sold, net of tax	(1,593)	8,863	9,197
Losses on derivative instruments de-designated as cash flow hedges reclassified to interest expense, net of tax	1,284	—	—
Change in pension and retiree benefit obligations, net of tax	19,294	(13,722)	(1,612)
Total comprehensive loss, net of tax	$(10,951)	$(49,464)	$(75,208)

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share and per share data)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2018	14,700	15	16,951,659	16,952	55,965	220,307	(2,145)	(62,039)	229,055
Net loss	—	—	—	—	—	(73,595)	—	—	(73,595)
Cash flow hedges, net of taxes	—	—	—	—	—	—	—	(1)	(1)
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	(1,612)	(1,612)
Non-cash issuance of 401-k common stock	—	—	37,571	37	364	—	2,145	—	2,546
Share-based compensation	—	—	18,298	18	1,111	—	—	—	1,129
Issuance of common stock and stock option exercises	—	—	34,604	35	472	—	—	—	507
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(535)	—	—	(535)
Balance at June 30, 2019	14,700	$15	17,042,132	$17,042	$57,912	$146,177	$—	$(63,652)	$157,494
Net loss	—	—	—	—	—	(37,087)	—	—	(37,087)
Cash flow hedges, net of taxes	—	—	—	—	—	—	—	1,345	1,345
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	(13,722)	(13,722)
Non-cash issuance of 401-k common stock	—	—	266,429	266	2,719	—	—	—	2,985
Share-based compensation	—	—	—	—	1,323	—	—	—	1,323
Issuance of common stock and stock option exercises	—	—	39,213	40	89	—	—	—	129
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(554)	—	—	(554)
Balance at June 30, 2020	14,700	$15	17,347,774	$17,348	$62,043	$108,536	$—	$(76,029)	$111,913
Net loss	—	—	—	—	—	(41,651)	—	—	(41,651)
Cash flow hedges, net of taxes	—	—	—	—	—	—	—	11,406	11,406
Change in the funded status of retiree benefit obligations, net of taxes	—	—	—	—	—	—	—	19,294	19,294
Non-cash issuance of 401-k common stock	—	—	398,771	398	1,805	—	—	—	2,203
Share-based compensation	—	—	—	—	2,368	—	—	—	2,368
Issuance of common stock and stock option exercises	—	—	106,248	107	(107)	—	—	—	—
Cumulative preferred dividends, undeclared and unpaid	—	—	—	—	—	(574)	—	—	(574)
Balance at June 30, 2021	14,700	$15	17,852,793	$17,853	$66,109	$66,311	$—	$(45,329)	$104,959

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended June 30,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(41,651)	$(37,087)	$(73,595)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	27,625	29,896	31,065
Provision for doubtful accounts	(877)	1,379	1,363
Impairment of goodwill and intangible assets	—	42,030	—
Impairment losses on fixed assets	1,243	—	—
Restructuring and other transition expenses, net of payments	—	—	1,172
Deferred income taxes	13,404	(300)	41,654
Postretirement benefits and pension settlement cost	(21,077)	(5,760)	10,948
Net (gains) losses from sales of assets	(593)	(25,237)	466
ESOP and share-based compensation expense	4,580	4,309	3,674
Net (gains) losses on derivative instruments and investments	(3,250)	9,818	9,196
Change in operating assets and liabilities:
Accounts receivable	1,438	12,893	2,757
Inventories	(9,383)	19,530	16,192
Derivative (liabilities) assets, net	5,016	(1,082)	(18,901)
Other assets	11,249	990	114
Accounts payable	7,790	(35,784)	16,546
Accrued expenses and other	3,000	(14,140)	(7,201)
Net cash (used in) provided by operating activities	$(1,486)	$1,455	$35,450
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,117)	(17,560)	(34,760)
Proceeds from sales of property, plant and equipment	4,421	39,477	2,399
Net cash (used in) provided by investing activities	$(10,696)	$21,917	$(32,361)
Cash flows from financing activities:
Proceeds from revolving and term loan credit facility	$80,742	$90,000	$50,642
Repayments on revolving and term loan credit facility	(159,242)	(60,000)	(48,429)
Proceeds from issuance of term loan	47,500	—	—
Payments of finance lease obligations	(105)	(53)	(215)
Payment of financing costs	(6,288)	(418)	(1,049)
Proceeds from stock option exercises	—	129	507
Net cash (used in) provided by financing activities	$(37,393)	$29,658	$1,456
Net (decrease) increase in cash and cash equivalents	$(49,575)	$53,030	$4,545
Cash and cash equivalents and restricted cash at beginning of year	60,013	6,983	2,438
Cash and cash equivalents and restricted cash at end of year	$10,438	$60,013	$6,983

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
	For the Years Ended June 30,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,703	$4,426	$5,512
Cash paid for income taxes	$355	$21	$107
Supplemental disclosure of non-cash investing and financing activities:
Non-cash additions to property, plant and equipment	$95	$446	$2,619
Non-cash portion of earnout payable recognized—West Coast Coffee acquisition	$—	$—	$400
Non-cash post-closing working capital adjustment—Boyd Coffee acquisition	$—	$—	$2,277
Non-cash Issuance of 401-K shares of Common Stock	$398	$266	$37
Cumulative preferred dividends, undeclared and unpaid	$574	$554	$535

The accompanying notes are an integral part of these consolidated financial statements.

FARMER BROS. CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Introduction and Basis of Presentation
Description of Business
Farmer Bros. Co., a Delaware corporation (including its consolidated subsidiaries unless the context otherwise requires, the “Company,” or “Farmer Bros.”), is a national coffee roaster, wholesaler and distributor of coffee, tea and culinary products. The Company serves a wide variety of customers, from small independent restaurants and foodservice operators to large institutional buyers like restaurant, department and convenience store chains, hotels, casinos, healthcare facilities, and gourmet coffee houses, as well as grocery chains with private brand and consumer-branded coffee and tea products, and foodservice distributors. The Company’s product categories consist of roast and ground coffee, frozen liquid coffee; flavored and unflavored iced and hot teas; culinary products; spices; and other beverages including cappuccino, cocoa, granitas, and concentrated and ready-to-drink cold brew and iced coffee. The Company was founded in 1912 incorporated in California in 1923, and reincorporated in Delaware in 2004. The Company's principal office and product development lab is located in Northlake, Texas ("Northlake facility"). The Company operates in one business segment.
The Company operates production facilities in Northlake, Texas; Portland, Oregon; and Hillsboro, Oregon. We stopped production in our Houston facility and exited the facility in the fourth quarter of this fiscal year. Distribution takes place out of the Northlake facility, the Portland and Hillsboro facilities, as well as separate distribution centers in Northlake, Illinois; Rialto, California; and Moonachie, New Jersey.
The Company’s products reach its customers primarily in the following ways: through the Company’s nationwide direct-store-delivery or DSD network of 213 delivery routes and 94 branch warehouses as of June 30, 2021, or direct-shipped via common carriers or third-party distributors. The Company operates a large fleet of trucks and other vehicles to distribute and deliver its products through its DSD network, and relies on third-party logistic (“3PL”) service providers for its long-haul distribution. DSD sales are primarily made “off-truck” by the Company to its customers at their places of business.

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
Allowance for doubtful accounts
A portion of our accounts receivable is not expected to be collected due to non-payment, bankruptcies and deductions. Our accounting policy for the allowance for doubtful accounts requires us to reserve an amount based on the evaluation of the aging of accounts receivable, detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of our customers. This evaluation considers the customer demographic, such as large commercial customers as compared to small businesses or individual customers. We consider our accounts receivable delinquent or past due based on payment terms established with each customer. Accounts receivable are written off when the accounts are determined to be uncollectible.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
For coffee-related derivative instruments designated as cash flow hedges, the change in fair value of the derivative is reported as accumulated other comprehensive income (loss) (“AOCI”) and subsequently reclassified into cost of goods sold in the period or periods when the hedged transaction affects earnings. Gains or losses deferred in AOCI associated with terminated derivative instruments, derivative instruments that cease to be highly effective hedges, derivative instruments for which the forecasted transaction is reasonably possible but no longer probable of occurring, and cash flow hedges that have been otherwise discontinued remain in AOCI until the hedged item affects earnings. If it becomes probable that the forecasted transaction designated as the hedged item in a cash flow hedge will not occur, any gain or loss deferred in AOCI is recognized in “Other, net” at that time. For derivative instruments that are not designated in a hedging relationship, and for which the normal purchases and normal sales exception has not been elected, the changes in fair value are reported in “Other, net.” See Note 4, Derivative Instruments.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For interest rate swap derivative instrument designated as a cash flow hedge, the change in fair value of the derivative is reported as AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings. For interest rate swap derivative instruments that are not designated in a hedging relationship, the changes in fair value are reported in interest expense.
Concentration of Credit Risk
At June 30, 2021, the financial instruments which potentially expose the Company to concentration of credit risk consist of cash in financial institutions (in excess of federally insured limits), derivative instruments and trade receivables.
The Company does not have any credit-risk related contingent features that would require it to post additional collateral in support of its net derivative liability positions. At June 30, 2021 and 2020, none of the cash in the Company’s coffee-related derivative margin accounts was restricted. Further changes in commodity prices and the number of coffee-related derivative instruments held, could have a significant impact on cash deposit requirements under certain of the Company's broker and counterparty agreements.
Approximately 31% and 39% of the Company’s trade accounts receivable balance was with five customers at June 30, 2021 and 2020, respectively. The Company estimates its maximum credit risk for accounts receivable at the amount recorded on the balance sheet. The trade accounts receivables are generally short-term and all probable bad debt losses have been appropriately considered in establishing the allowance for doubtful accounts.
Inventories
Inventories are valued at the lower of cost or net realizable value. The Company uses the first in, first out ("FIFO") basis for accounting for coffee, tea and culinary products and coffee brewing equipment parts. The Company regularly evaluates these inventories to determine the provision for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of specific identification.
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
Coffee Brewing Equipment and Service
The Company capitalizes coffee brewing equipment and depreciates it over five years and reports the depreciation expense in cost of goods sold. Other non-depreciation expenses related to coffee brewing equipment provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. These non-depreciation expenses are also included in cost of goods sold. See Note 9, Property, Plant and Equipment for details of the depreciation amounts and non-depreciation expenses.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Leases
The Company makes a determination if an arrangement constitutes a lease at inception, and categorizes the lease as either an operating or finance lease. Operating leases are included in right-of-use operating lease assets and operating lease liabilities in the Company's Consolidated Balance Sheets. Finance leases are included in property, plant and equipment, net and other liabilities in the Consolidated Balance Sheets. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Net Loss Per Common Share
Net loss per share (“EPS”) represents net loss available to common stockholders divided by the weighted-average number of common shares outstanding for the period. Dividends on the Company's outstanding Series A Convertible Participating Cumulative Perpetual Preferred Stock, par value $1.00 per share ("Series A Preferred Stock"), that the Company has paid or intends to pay are deducted from net loss income in computing net loss or income available to common stockholders.
Under the two-class method, net loss available to nonvested restricted stockholders and holders of Series A Preferred Stock is excluded from net loss available to common stockholders for purposes of calculating basic and diluted EPS.
Diluted EPS represents net loss or income available to holders of common stock divided by the weighted-average number of common shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period. Common equivalent shares include potentially dilutive shares from share-based compensation including stock options, unvested restricted stock, performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, because they are deemed participating securities. In the absence of contrary information, the Company assumes 100% of the target shares are issuable under performance-based restricted stock units.
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
Employee Stock Ownership Plan
On December 31, 2018, the Company froze the Employee Stock Ownership Plan (“ESOP”) such that (i) no employees of the Company may commence participation in the ESOP on or after December 31, 2018; (ii) no Company contributions will be made to the ESOP with respect to services performed or compensation received after December 31, 2018; and (iii) the ESOP accounts of all individuals who are actively employed by the Company and participating in the ESOP on December 31, 2018 will be fully vested as of such date. Additionally, the Administrative Committee, with the consent of the Board of Directors, designated certain employees who were terminated in connection with certain reductions-in-force in 2018 to be fully vested in their ESOP accounts as of their severance dates.
Effective January 1, 2019, the Company amended and restated its 401(k) Plan to, among other things, provide for annual contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation. See Note 13, Employee Stock Ownership Plan, for details.
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
The Company's outstanding share-based awards include performance-based non-qualified stock options ("PNQs"), performance-based restricted stock units ("PBRSUs") and Performance Cash Awards ("PCAs") that have performance-based vesting conditions in addition to time-based vesting. Awards with performance-based vesting conditions require the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

achievement of certain financial and other performance criteria as a condition to the vesting. The Company recognizes the estimated fair value of performance-based awards, net of estimated forfeitures, as share-based compensation expense over the service period based upon the Company’s determination of whether it is probable that the performance targets will be achieved. At each reporting period, the Company reassesses the probability of achieving the performance criteria and the performance period required to meet those targets. Determining whether the performance criteria will be achieved involves judgment, and the estimate of share-based compensation expense may be revised periodically based on changes in the probability of achieving the performance criteria. Revisions are reflected in the period in which the estimate is changed. If performance goals are not met, no share-based compensation expense is recognized for the cancelled PNQs, PBRSUs or PCAs, and, to the extent share-based compensation expense was previously recognized for those cancelled PNQs, PBRSUs or PCAs, such share-based compensation expense is reversed. If performance goals are exceeded and the payout is more than 100% of the target shares, additional compensation expense is recorded in the period when that determination is certified by the Compensation Committee of the Board of Directors.
Impairment of Goodwill and Indefinite-lived Intangible Assets
The Company accounts for its goodwill and indefinite-lived intangible assets in accordance with “Intangibles-Goodwill and Other” (“ASC 350”). Goodwill and other indefinite-lived intangible assets are not amortized but instead are reviewed for impairment annually, or more frequently if an event occurs or circumstances change which indicate that an asset might be impaired. Pursuant to ASC 350, the Company performs a qualitative assessment of goodwill and indefinite-lived intangible assets on its consolidated balance sheets, to determine if there is a more likely than not indication that its goodwill and indefinite-lived intangible assets are impaired as of January 31. If the indicators of impairment are present, the Company performs a quantitative assessment to determine the impairment of these assets as of the measurement date.
The Company tests for impairment of goodwill by comparing the fair value of its reporting units to the carrying value of the reporting units. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recognized equal to the excess of the carrying amount of the reporting unit over its fair value.
Indefinite-lived intangible assets consist of certain acquired trademarks, trade names and a brand name. Indefinite-lived intangible assets are tested for impairment by comparing their fair values to their carrying values. An impairment charge is recorded if the estimated fair value of such assets has decreased below their carrying values.
Our annual impairment tests completed as of January 31, 2020, during our fiscal third quarter of prior year, and adjusted for the negative impact of COVID-19, indicated the fair values of our goodwill and certain indefinite-lived intangible assets were substantially below their carrying values. As a result, we recorded $36.2 million and $5.8 million, respectively, of impairments to goodwill and indefinite-lived intangibles during the year ended June 30, 2020. With this adjustment, our Goodwill assets are now fully impaired as of June 30, 2021 and 2020. See Note 10, Goodwill and Intangible Assets, for further details.
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
Shipping and Handling Costs
The Company’s shipping and handling costs are included in both cost of goods sold and selling expenses, depending on the nature of such costs. Shipping and handling costs included in cost of goods sold reflect inbound freight of raw materials and finished goods, and product loading and handling costs at the Company’s production facilities to the distribution centers and branches. Shipping and handling costs included in selling expenses consist primarily of those costs associated with moving finished goods to customers. Shipping and handling costs that were recorded as a component of the

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Company's selling expenses were $9.1 million, $9.8 million and $11.4 million, respectively, in the fiscal years ended June 30, 2021, 2020 and 2019.
Collective Bargaining Agreements
Certain Company employees are subject to collective bargaining agreements which expire on or before January 31, 2025. At June 30, 2021 approximately 15% of the Company's workforce was covered by such agreements.
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
The estimated gross undiscounted workers’ compensation liability relating to such claims was $3.9 million and $5.2 million, as of June 30, 2021 and 2020, respectively. The estimated recovery from reinsurance was $0.6 million and $0.8 million, as of June 30, 2021 and 2020, respectively. The short-term and long-term accrued liabilities for workers’ compensation claims are presented on the Company's consolidated balance sheets in “Other current liabilities” and in “Accrued workers' compensation liabilities,” respectively. The estimated insurance receivable is included in “Other assets” on the Company's consolidated balance sheets.
At June 30, 2021 the Company had posted $0.8 million in cash and $4.3 million letter of credit, and at June 30, 2020 the Company had posted $1.5 million in cash and a $2.3 million letter of credit, as a security deposit for self-insuring workers’ compensation, general liability and auto insurance coverages.
The estimated liability related to the Company's self-insured group medical insurance was $0.9 million the years ended June 30, 2021 and 2020, recorded on an incurred but not reported basis, within deductible limits, based on actual claims and the average lag time between the date insurance claims are filed and the date those claims are paid.
The Company accrues the cost for general liability, product liability and commercial auto liability insurance based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience. The Company's liability reserve for such claims was $1.4 million and $1.6 million at June 30, 2021 and 2020, respectively. The estimated liability related to the Company's self-insured group medical insurance, general liability, product liability and commercial auto liability is included on the Company's consolidated balance sheets in “Other current liabilities.”
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
The Company recognizes the overfunded or underfunded status of a defined benefit pension as an asset or liability on its consolidated balance sheets. Changes in the funded status are recognized through AOCI, in the year in which the changes occur. See Note 11, Employee Benefit Plans.
Restructuring Plans
The Company accounts for exit or disposal of activities in accordance with ASC 420, “Exit or Disposal Cost Obligations.“ The Company defines a business restructuring as an exit or disposal activity that includes but is not limited to

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASUs issued. ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

The following table provides a brief description of the applicable recent ASUs issued by the FASB:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In March 2020, the FASB issued ASU No. 2020-04, “Facilitation of the Effect of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”)	The London Interbank Offered Rate (LIBOR) is set to expire at the end of 2021. Contracts affected by the rate change would be required to be modified. Under current U.S. GAAP, those modifications would have to be evaluated to determine whether they result in new contracts or continuation of the existing contracts. ASU 2020-04 provides temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the transition from LIBOR to alternative reference rate.	Issuance date of March 12, 2020 through December 31, 2022.	The Company is currently evaluating the impact ASU 2020-04 will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU 2019-12").	ASU 2019-12 guidance simplifies the accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income). With the removal of this exception, entities will determine the tax effect of pre-tax income or loss from continuing operations without consideration of the tax effects of other items that are not included in continuing operations.	Annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	The Company adopted the new guidance effective June 30, 2021 and did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).	ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.	Annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period.	The Company adopted the new guidance effective July 1, 2020 on a prospective basis which did not require the Company to adjust comparative periods. Adoption of ASU 2018-15 did not have a material impact on the results of operations, financial position or cash flows of the Company.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”).	ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures and adding disclosure requirements identified as relevant.	Annual periods beginning after December 15, 2020. Early adoption is permitted.	The Company adopted the new guidance effective June 30, 2021. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2016-13.	The objective of the guidance in ASU 2016-13 is to allow entities to recognize estimated credit losses in the period that the change in valuation occurs. The amendments in ASU 2016-13 requires an entity to present financial assets measured on an amortized cost basis on the balance sheet net of an allowance for credit losses. The model requires an estimate of the credit losses expected over the life of an exposure or pool of exposures. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period.	Annual reporting periods beginning after December 15, 2019 and interim periods within those reporting periods.	The Company adopted the new guidance effective July 1, 2020 on a modified retrospective basis. Adoption of ASU 2016-13 did not have a material impact on the results of operations, financial position or cash flows of the Company.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note  3. Sales of Assets
Sale of Branch Properties
During the fiscal year ended June 30, 2021, the Company completed the sale of the following branch properties:

(In thousands)
Name of Branch Property	Date Sold	Sales Price	Net Proceed	Gain (loss)	Long-Term Leaseback	Lease Term	Monthly Base Rent
Austin, Texas	11/18/2020	$1,360	$1,239	$1,045	No	N/A	N/A
Bishop, California	12/4/2020	$220	$204	$204	No	N/A	N/A
Rialto, California	6/7/2021	$2,070	$1,961	$1,031	No	N/A	N/A

Assets Held for Sale
As of June 30, 2021, certain branch properties met the accounting guidance criteria to be classified as held for sale. As such, the Company evaluated the assets to determine whether the carrying value exceeded the fair value less any costs to sell. No loss was recorded as of June 30, 2021 and the aggregate assets held for sale are presented as a separate line item in the consolidated balance sheet. The branch properties did not meet the accounting guidance criteria to be classified as discontinued operations.
The following table presents net book value related to the major classes of assets that were classified as held for sale:

(In thousands)	June 30, 2021
Building and facilities	$1,035
Land	556
Assets held for sale	$1,591

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes the notional volumes for the coffee-related derivative instruments held by the Company at June 30, 2021 and 2020:

	As of June 30,
(In thousands)	2021	2020
Derivative instruments designated as cash flow hedges:
Long coffee pounds	14,625	36,413
Derivative instruments not designated as cash flow hedges:
Long coffee pounds	6,886	8,348
Total	21,511	44,761
Coffee-related derivative instruments designated as cash flow hedges outstanding as of June 30, 2021 will expire within 18 months. At June 30, 2021 and 2020 approximately 68% and 81%, respectively, of the Company's outstanding coffee-related derivative instruments were designated as cash flow hedges.
Interest Rate Swap Derivative Instruments
Pursuant to an International Swap Dealers Association, Inc. Master Agreement (“ISDA”) effective March 20, 2019, the Company on March 27, 2019, entered into a swap transaction utilizing a notional amount of $80.0 million, with an effective date of April 11, 2019 and a maturity date of October 11, 2023 (the “Rate Swap”). In December 2019, the Company amended the notional amount to $65.0 million. The Rate Swap is intended to manage the Company’s interest rate risk on its floating-rate indebtedness under the Company's revolving credit facility. Under the terms of the Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.1975%. The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the revolving credit facility on a pari passu and pro rata basis with the principal of such loans.
The Company had designated the Rate Swap derivative instrument as a cash flow hedge; however, during the quarter ended September 30, 2020, the Company de-designated the Rate Swap derivative instruments. As a result, the balance in AOCI was frozen at the time of de-designation. The Company recognized $1.3 million, in interest expense for the fiscal year ended June 30, 2021. The remaining balance of $2.6 million frozen in AOCI will be amortized over the life of the Rate Swap through October 11, 2023.
In connection with a new revolver credit facility agreement in April 2021 (see Note 12 for details), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap. The Company did not designate the amended rate swap as a cash flow hedge.
The frozen AOCI balance described above from the original interest rate swap that was de-designated during the quarter ended September 30, 2020 will continue to be recognized in interest expense through October 11, 2023.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Effect of Derivative Instruments on the Financial Statements
Balance Sheets
Fair values of derivative instruments on the Company's consolidated balance sheets:

	Derivative Instruments Designated as Cash Flow Hedges		Derivative Instruments Not Designated as Accounting Hedges
	As of June 30,		As of June 30,
(In thousands)	2021	2020	2021	2020
Financial Statement Location:
Short-term derivative assets:
Coffee-related derivative instruments(1)	$3,823	$35	$528	$130
Long-term derivative assets:
Coffee-related derivative instruments(2)	$292	$10	$—	$—
Short-term derivative liabilities:
Coffee-related derivative instruments(3)	$20	$3,322	$3	$706
Interest rate swap derivative instruments(3)	$—	$1,228	$1,532	$—
Long-term derivative liabilities:
Coffee-related derivative instruments(4)	$—	$246	$—	$—
Interest rate swap derivative instruments(4)	$—	$2,613	$1,653	$—
________________
(1) Included in “Short-term derivative assets” on the Company's consolidated balance sheets.
(2) Included in “Long-term derivative assets” on the Company's consolidated balance sheets.
(3) Included in “Short-term derivative liabilities” on the Company's consolidated balance sheets.
(4) Included in “Other long-term liabilities” on the Company's consolidated balance sheets.

Statements of Operations
The following table presents pretax net gains and losses for the Company's derivative instruments designated as cash flow hedges, as recognized in “AOCI,” “Cost of goods sold” and “Other, net”.

	Year Ended June 30,			Financial Statement Classification
(In thousands)	2021	2020	2019
Net losses recognized in AOCI - Interest rate swap	$(304)	$(2,863)	$(1,791)	AOCI
Net (losses) gains recognized from AOCI to earnings - Interest rate swap	$(347)	$(383)	$45	Interest Expense
Net losses reclassified from AOCI to earnings for partial unwind of interest swap - Interest rate swap	$(1,284)	$(407)	$—	Interest Expense
Net gains (losses) recognized in AOCI - Coffee-related	$11,753	$(4,655)	$(7,407)	AOCI
Net gains (losses) recognized in earnings - Coffee-related	$1,940	$(8,073)	$(9,242)	Costs of goods sold
For the fiscal years ended June 30, 2021, 2020 and 2019, there were no gains or losses recognized in earnings as a result of excluding amounts from the assessment of hedge effectiveness.
Net (gains) losses on derivative instruments in the Company's consolidated statements of cash flows also includes net (gains) losses on coffee-related derivative instruments designated as cash flow hedges reclassified to cost of goods sold from

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

AOCI in the fiscal years ended June 30, 2021, 2020 and 2019. Gains and losses on derivative instruments not designated as accounting hedges are included in “Other, net” in the Company's consolidated statements of operations and in “Net (gains) losses on derivative instruments and investments” in the Company's consolidated statements of cash flows.
Net gains and losses recorded in “Other, net” are as follows:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Net gains (losses) on coffee-related derivative instruments (1)	$2,941	$(1,362)	$(2,252)
Non-operating pension and other postretirement benefit plans credits (2)	16,398	11,651	6,315
Other gains, net	381	154	103
Other, net	$19,720	$10,443	$4,166
___________
(1) Excludes net losses and net gains on coffee-related derivative instruments designated as cash flow hedges recorded in cost of goods sold in the fiscal years ended June 30, 2021, 2020 and 2019.
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
The following table presents the Company’s net exposure from its offsetting derivative asset and liability positions, as well as cash collateral on deposit with its counterparty as of the reporting dates indicated:

(In thousands)		Gross Amount Reported on Balance Sheet	Netting Adjustments	Cash Collateral Posted	Net Exposure
As of June 30, 2021	Derivative Assets	$4,643	$(23)	$—	$4,620
	Derivative Liabilities	$3,185	$—	$—	$3,185
As of June 30, 2020	Derivative Assets	$175	$(175)	$—	$—
	Derivative Liabilities	$8,115	$(176)	$—	$7,939
Cash Flow Hedges
Changes in the fair value of the Company’s coffee-related derivative instruments designated as cash flow hedges are deferred in AOCI and subsequently reclassified into cost of goods sold in the same period or periods in which the hedged forecasted purchases affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Based on recorded values at June 30, 2021, $6.3 million of net gains on coffee-related derivative instruments designated as cash flow hedge are expected to be reclassified into cost of goods sold within the next twelve months. These recorded values are based on market prices of the commodities as of June 30, 2021.
Changes in the fair value of the Company's interest rate swap derivative instruments designated as a cash flow hedge are deferred in AOCI and subsequently reclassified into interest expense in the period or periods when the hedged transaction affects earnings or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. As of June 30, 2021, $1.2 million of net losses on the interest rate swap derivative instrument de-designated as a cash flow hedge are expected to be reclassified into interest expense within the next twelve months.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 5. Leases
Supplemental consolidated balance sheet information related to leases is as follows:

	Classification	As of June 30, 2021
(In thousands)
Operating lease assets	Right-of-use operating lease assets	$26,254
Finance lease assets	Property, plant and equipment, net	739
Total lease assets		$26,993

Operating lease liabilities - current	Operating lease liabilities - current	$6,262
Finance lease liabilities - current	Other current liabilities	$192
Operating lease liabilities - noncurrent	Operating lease liabilities - noncurrent	20,049
Finance lease liabilities - noncurrent	Other long-term liabilities	563
Total lease liabilities		$27,066

The components of lease expense are as follows:

		For the Years Ended June 30,
	Classification	2021	2020
(In thousands)
Operating lease expense	General and administrative expenses and cost of goods sold	$7,195	$5,354
Finance lease expense:
Amortization of finance lease assets	General and administrative expenses	82	52
Interest on finance lease liabilities	Interest expense	26	2
Total lease expense		$7,303	$5,408
The maturities of the lease liabilities are as follows:

	For the Years Ended June 30,
(In thousands)	Operating Leases	Finance Leases
2022	$6,262	$193
2023	5,907	193
2024	5,626	193
2025	4,472	193
2026	3,361	96
Thereafter	4,841	—
Total lease payments	30,469	868
Less: interest	(4,158)	(113)
Total lease obligations	$26,311	$755

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Lease term and discount rate:

	For the Years Ended June 30,
	2021	2020
Weighted-average remaining lease terms (in years):
Operating lease	7.3	8.3
Finance lease	4.5	0.2

Weighted-average discount rate:
Operating lease	5.23%	4.50%
Finance lease	6.50%	4.50%

Other Information:

	For the Years Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,529	$5,000
Operating cash flows from finance leases	$70	$2
Financing cash flows from finance leases	$26	$51

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 6. Fair Value Measurements
Assets and liabilities measured and recorded at fair value on a recurring basis were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2021
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$4,115	$—	$4,115	$—
Coffee-related derivative liabilities(1)	$20	$—	$20	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$528	$—	$528	$—
Coffee-related derivative liabilities(1)	$3	$—	$3	$—
Interest rate swap derivative liabilities(2)	$3,185	$—	$3,185	$—

(In thousands)	Total	Level 1	Level 2	Level 3
As of June 30, 2020
Derivative instruments designated as cash flow hedges:
Coffee-related derivative assets(1)	$45	$—	$45	$—
Coffee-related derivative liabilities(1)	$3,568	$—	$3,568	$—
Interest rate swap derivative liabilities(2)	$3,841	$—	$3,841	$—
Derivative instruments not designated as accounting hedges:
Coffee-related derivative assets(1)	$130	$—	$130	$—
Coffee-related derivative liabilities(1)	$706	$—	$706	$—
____________________
(1)The Company's coffee-related derivative instruments are traded over-the-counter and, therefore, classified as Level 2.
(2)The Company's interest rate swap derivative instrument are model-derived valuations with directly or indirectly observable significant inputs such as interest rate and, therefore, classified as Level 2.
During the fiscal years ended June 30, 2021 and 2020, there were no transfers between the levels.
Due to the highly liquid nature, the amount of the Company's other financial instruments represent the approximate fair value.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 7. Accounts Receivable, Net

	As of June 30,
(In thousands)	2021	2020
Trade receivables	$37,208	$40,695
Other receivables(1)	3,438	1,983
Allowance for doubtful accounts	(325)	(1,796)
Accounts receivable, net	$40,321	$40,882
__________
(1)Includes vendor rebates and other non-trade receivables, as well as $2.4 million for the cash surrender value of several life insurance policies terminated (see Note 11 for details)

Allowance for doubtful accounts:

(In thousands)
Balance at June 30, 2018	$(495)
Provision	(1,761)
Write-off	533
Recoveries	399
Balance at June 30, 2019	$(1,324)
Provision	(1,872)
Write-off	1,196
Recoveries	204
Balance at June 30, 2020	$(1,796)
Provision	619
Write-off	704
Recoveries	148
Balance at June 30, 2021	$(325)

Note 8. Inventories

	As of June 30,
(In thousands)	2021	2020
Coffee
Processed	$20,917	$17,840
Unprocessed	34,762	32,913
Total	$55,679	$50,753
Tea and culinary products
Processed	$15,228	$10,627
Unprocessed	60	45
Total	$15,288	$10,672
Coffee brewing equipment parts	$5,824	$5,983
Total inventories	$76,791	$67,408

In addition to product cost, inventory costs include expenditures such as direct labor and certain supply, freight, warehousing, overhead variances, purchase price variances and other expenses incurred in bringing the inventory to its existing condition and location. The “Unprocessed” inventory values as stated in the above table represent the value of raw materials and the “Processed” inventory values represent all other products consisting primarily of finished goods.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 9. Property, Plant and Equipment

	As of June 30,
(In thousands)	2021	2020
Buildings and facilities (1)	$94,846	$98,293
Machinery and equipment (2)	223,579	240,431
Capitalized software (3)	24,218	29,765
Office furniture and equipment	13,834	14,042
	$356,477	$382,531
Accumulated depreciation	(218,341)	(229,829)
Land (1)	11,955	12,931
Property, plant and equipment, net	$150,091	$165,633
__________
(1) Decrease as of June 30, 2021 is primarily due to the sale of assets.
(2) Decrease as of June 30, 2021 is due to retirements, including our equipment in the Houston, Texas production facility, as well as the sale of assets.
(3) Decrease as of June 30, 2021 is primarily due to retirement of our previous DSD route handheld technology.

Depreciation and amortization expense was $27.6 million, $29.9 million, and $31.1 million, for the years ended June 30, 2021, 2020, and 2019, respectively.
Maintenance and repairs to property, plant and equipment charged to expense for the years ended June 30, 2021, 2020, and 2019 were $7.9 million, $8.6 million and $10.3 million, respectively. The decline is due to lower maintenance on our aged Houston, Texas production facility which we exited during fiscal year 2021.
Coffee Brewing Equipment (“CBE”) and Service
Capitalized CBE included in machinery and equipment above are:

	As of June 30,
(In thousands)	2021	2020
Coffee Brewing Equipment (1)	$97,105	$98,734
Accumulated depreciation	(70,705)	(67,800)
Coffee Brewing Equipment, net	$26,400	$30,934
__________
(1) Decrease as of June 30, 2021 is due to retirement of assets and lower investment on new equipment since we have focused on refurbished equipment which has a lower cost per unit.

Depreciation expense related to capitalized CBE and other CBE related expenses (excluding CBE depreciation) provided to customers and reported in cost of goods sold were as follows:

	For the Years Ended June 30,
(In thousands)	2021	2020	2019
Depreciation expense	$8,988	$9,572	$9,109

Other CBE expenses	$23,363	$27,906	$33,855
Other expenses related to CBE provided to customers, such as the cost of servicing that equipment (including service employees’ salaries, cost of transportation and the cost of supplies and parts), are considered directly attributable to the generation of revenues from the customers. Therefore, these costs are included in cost of goods sold. During fiscal year 2021, these expenses declined due to lower sales volumes associated with the impact of the COVID-19 pandemic.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 10. Goodwill and Intangible Assets
The carrying value of goodwill as of June 30, 2019 was $36.2 million.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, as of January 31, or when events or changes in circumstances would indicate that more likely than not the fair values may be below the carrying amounts of the assets. Additionally, because of the COVID-19 pandemic during the second half of the Company's fiscal year ended June 30, 2020, and the resulting deterioration in the business environment and the general economic outlook, the fair value of these assets were negatively impacted. As a result of the test for impairment, the Company recorded a full $36.2 million impairment to goodwill during the year ended June 30, 2020.
The following is a summary of the Company’s amortized and unamortized intangible assets other than goodwill:

		As of June 30,
	Weighted Average Amortization Period as of June 30, 2020	2021			2020
(In thousands)		Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Amortized intangible assets:
Customer relationships	5.7	$33,003	$(19,692)	$13,311	$33,003	$(17,492)	$—	$15,511
Non-compete agreements	0.5	220	(202)	18	220	(161)	—	59
Recipes	2.3	930	(619)	311	930	(487)	—	443
Trade name/brand name	2.4	510	(420)	90	510	(383)	—	127
Total amortized intangible assets		$34,663	$(20,933)	$13,730	$34,663	$(18,523)	$—	$16,140
Unamortized intangible assets:
Trademarks, trade names and brand name with indefinite lives		$4,522	$—	$4,522	$10,328	$—	(5,806)	$4,522
Total unamortized intangible assets		$4,522	$—	$4,522	$10,328	$—	$(5,806)	$4,522
Total intangible assets		$39,185	$(20,933)	$18,252	$44,991	$(18,523)	$(5,806)	$20,662

The Company recorded $5.8 million of indefinite-lived asset impairment for the fiscal year ended June 30, 2020 due to the impact the COVID-19 pandemic had on our business during the second half of the Company's fiscal year ended June 30, 2020. There were no indefinite-lived intangible asset impairment charges recorded in the fiscal years ended June 30, 2021 and 2019.
The Company also assesses the recoverability of certain finite-lived intangible assets. No impairment was recorded for the finite-lived intangibles for the years ended June 30, 2021, 2020, and 2019. Amortization expense for the years ended June 30, 2021, 2020, and 2019 were $2.4 million, $2.4 million, and $2.6 million, respectively, for these assets.

At June 30, 2021, future annual amortization of finite-lived intangible assets for the years 2022 through 2026 and thereafter is estimated to be (in thousands):

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

For the fiscal year ending:
June 30, 2022	$2,388
June 30, 2023	2,370
June 30, 2024	2,260
June 30, 2025	2,200
June 30, 2026	2,200
Thereafter	2,312
Total	$13,730

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 11. Employee Benefit Plans
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
Single Employer Pension Plans
As of June 30, 2021, the Company has two defined benefit pension plans for certain employees (the "Farmer Bros. Plan" and the “Hourly Employees' Plan”). Effective October 1, 2016, the Company froze benefit accruals and participation in the Hourly Employees' Plan. After the plan freeze, participants do not accrue any benefits under the plan, and new hires are not eligible to participate in the plan. After the freeze the participants in the plan are eligible to receive the Company's matching contributions to their 401(k).
Effective December 1, 2018 the Company amended and terminated the Farmer Bros. Co. Pension Plan for Salaried Employees (the “Salaried Plan”), a defined benefit pension plan for Company employees hired prior to January 1, 2010 who were not covered under a collective bargaining agreement. The Company previously amended the Salaried Plan, freezing the benefit for all participants effective June 30, 2011.
Prior to the termination of the Salaried Plan, the Company spun off the benefit liability and obligations, and all allocable assets for all retirement plan benefits of certain active employees with accrued benefits in excess of $25,000, retirees and beneficiaries currently receiving benefit payments under the Salaried Plan, and former employees who have deferred vested benefits under the Salaried Plan, were transferred to the Farmer Bros. Plan (formerly known as the Brewmatic Plan). Upon termination of the Salaried Plan, all remaining plan participants elected to receive a distribution of his/her entire accrued benefit under the Salaried Plan in a single cash lump sum or an individual insurance company annuity contract, in either case, funded directly by Salaried Plan assets.
Termination of the Salaried Plan triggered re-measurement and settlement of the Salaried Plan and re-measurement of the Farmer Bros. Plan. As a result of the distributions to the remaining plan participants of the Salaried Plan, the Company recognized a non-cash pension settlement charge of $10.9 million for the year ended June 30, 2019.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Obligations and Funded Status

	Farmer Bros. Plan As of June 30,		Hourly Employees’ Plan As of June 30,		Total
($ in thousands)	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation
Benefit obligation at the beginning of the year	$133,326	$121,752	$5,086	$4,475	$138,412	$126,227
Interest cost	3,309	4,084	128	152	3,437	4,236
Actuarial (gain) loss	(1,437)	13,433	(6)	561	(1,443)	13,994
Benefits paid	(6,107)	(5,943)	(138)	(102)	(6,245)	(6,045)
Pension settlement	—	—	—	—	—	—
Projected benefit obligation at the end of the year	$129,091	$133,326	$5,070	$5,086	$134,161	$138,412
Change in plan assets
Fair value of plan assets at the beginning of the year	$75,904	$75,411	$3,915	$3,778	$79,819	$79,189
Actual return on plan assets	17,648	3,382	826	239	18,474	3,621
Employer contributions	3,063	3,054	—	—	3,063	3,054
Benefits paid	(6,107)	(5,943)	(138)	(102)	(6,245)	(6,045)
Fair value of plan assets at the end of the year	$90,508	$75,904	$4,603	$3,915	$95,111	$79,819
Funded status at end of year (underfunded)	$(38,583)	$(57,422)	$(467)	$(1,171)	$(39,050)	$(58,593)
Amounts recognized in consolidated balance sheets
Non-current liabilities	(38,583)	(57,422)	(467)	(1,171)	(39,050)	(58,593)
Total	$(38,583)	$(57,422)	$(467)	$(1,171)	$(39,050)	$(58,593)
Amounts recognized in AOCI
Net loss	45,716	62,830	453	1,115	46,169	63,945
Total AOCI (not adjusted for applicable tax)	$45,716	$62,830	$453	$1,115	$46,169	$63,945
Weighted average assumptions used to determine benefit obligations
Discount rate	2.60%	2.55%	2.60%	2.55%	2.60%	4.05%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Components of Net Periodic Benefit Cost and
Other Changes Recognized in Other Comprehensive Income (Loss) (OCI)

	Farmer Bros. Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost
Interest cost	3,309	4,084	128	152	3,437	4,236
Expected return on plan assets	(3,959)	(4,174)	(192)	(232)	(4,151)	(4,406)
Amortization of net loss	1,987	1,475	23	4	2,010	1,479
Net periodic benefit cost	$1,337	$1,385	$(41)	$(76)	$1,296	$1,309
Other changes recognized in OCI
Net (gain) loss (1)	$(15,127)	$14,225	$(640)	$554	(15,767)	14,779
Amortization of net loss	(1,987)	(1,475)	(23)	(4)	(2,010)	(1,479)
Total recognized in OCI	$(17,114)	$12,750	$(663)	$550	$(17,777)	$13,300
Total recognized in net periodic benefit cost and OCI	$(15,777)	$14,135	$(704)	$474	(16,481)	14,609
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	2.55%	3.45%	2.55%	3.45%	2.55%	3.45%
Expected long-term return on plan assets	6.25%	6.75%	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

(1) Net gain for fiscal year ended June 30, 2021 was primarily due to plan assets returns, whereas the net loss for fiscal year June 30, 2020 was primarily due to the decline in interest rates.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Additional Disclosures

	Farmer Bros. Plan June 30,		Hourly Employees’ Plan June 30,		Total
($ in thousands)	2021	2020	2021	2020	2021	2020
Comparison of obligations to plan assets
Projected benefit obligation	$129,091	$133,326	$5,070	$5,086	$134,161	$138,412
Accumulated benefit obligation	$129,091	$133,326	$5,070	$5,086	$134,161	$138,412
Fair value of plan assets at measurement date	$90,508	$75,904	$4,603	$3,915	$95,111	$79,819
Plan assets by category
Equity securities	$58,089	$49,744	$2,958	$2,572	$61,047	$52,316
Debt securities	27,311	21,439	1,394	1,111	28,705	22,550
Real estate	5,108	4,721	251	232	5,359	4,953
Total	$90,508	$75,904	$4,603	$3,915	$95,111	$79,819
Plan assets by category
Equity securities	64%	66%	64%	66%	64%	66%
Debt securities	30%	28%	30%	28%	30%	28%
Real estate	6%	6%	6%	6%	6%	6%
Total	100%	100%	100%	100%	100%	100%
Fair values of plan assets were as follows:

	As of June 30, 2021
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$90,508	$—	$—	$—	$90,508
Hourly Employees’ Plan	$4,603	$—	$—	$—	$4,603
	As of June 30, 2020
(In thousands)	Total	Level 1	Level 2	Level 3	Investments measured at NAV
Farmer Bros. Plan	$75,904	$—	$—	$—	$75,904
Hourly Employees’ Plan	$3,915	$—	$—	$—	$3,915
The following is the target asset allocation for the Company's single employer pension plans— Farmer Bros. Plan and Hourly Employees' Plan—for fiscal 2022:

Fiscal 2022
U.S. large cap equity securities	38.7%
U.S. small cap equity securities	3.2%
International equity securities	22.3%
Debt securities	30.2%
Real estate	5.6%
Total	100.0%

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Estimated Amounts in OCI Expected To Be Recognized
In fiscal 2022, the Company expects to recognize net periodic benefit credits of $116,000 for the Farmer Bros. Plan and $84,000 for the Hourly Employees’ Plan.
Estimated Future Contributions and Refunds
In fiscal 2022, the Company expects to contribute $1.2 million to the Farmer Bros. Plan and does not expect to contribute to the Hourly Employees’ Plan. The Company is not aware of any refunds expected from single employer pension plans.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid over the next 10 fiscal years:

(In thousands)	Farmer Bros. Plan	Hourly Employees’ Plan
Year Ending:
June 30, 2022	$7,280	$190
June 30, 2023	$6,960	$190
June 30, 2024	$7,090	$200
June 30, 2025	$7,180	$210
June 30, 2026	$7,190	$220
June 30, 2027 to June 30, 2031	$35,340	$1,200

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
Contributions made by the Company to the multiemployer pension plans are as follows:

(In thousands)	WCTPP(1)(2)(3)(5)	All Other Plans(4)
Year Ended:
June 30, 2021	$1,049	$33
June 30, 2020	$1,685	$34
June 30, 2019	$3,634	$39
____________
(1)Individually significant plan.
(2)Less than 5% of total contribution to WCTPP based on WCTPP's FASB Disclosure Statement
(3)The Company guarantees that one hundred seventy-three (173) hours will be contributed upon for all employees who are compensated for all available straight time hours for each calendar month. An additional 6.5% of the basic contribution must be paid for PEER or the Program for Enhanced Early Retirement.
(4)Includes one plan that is not individually significant.
(5)June 30, 2019 and 2020 includes WCT monthly settlement obligations of $190,507, see below.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The Company received a letter dated July 10, 2018 from the WCT Pension Trust assessing withdrawal liability against the Company for a share of the WCTPP unfunded vested benefits, on the basis claimed by the WCT Pension Trust that employment actions by the Company in 2016 in connection with the Corporate Relocation Plan constituted a partial withdrawal from the WCTPP. The partial withdrawal liability was $3.4 million, including interest, and payable in 18 monthly installments. The last payment was made in February 2020 and there is no remaining liability for this partial withdrawal.
Future collective bargaining negotiations may result in the Company withdrawing from the remaining multiemployer pension plans in which it participates and, if successful, the Company may incur a withdrawal liability, the amount of which could be material to the Company's results of operations and cash flows.
Multiemployer Plans Other Than Pension Plans
The Company participates in nine multiemployer defined contribution plans other than pension plans that provide medical, vision, dental and disability benefits for active, union-represented employees subject to collective bargaining agreements. The plans are subject to the provisions of the Employee Retirement Income Security Act of 1974, and provide that participating employers make monthly contributions to the plans in an amount as specified in the collective bargaining agreements. Also, the plans provide that participants make self-payments to the plans, the amounts of which are negotiated through the collective bargaining process. The Company's participation in these plans is governed by collective bargaining agreements which expires on or before January 31, 2025. The Company's aggregate contributions to multiemployer plans other than pension plans in the fiscal years ended June 30, 2021, 2020 and 2019 were $2.8 million, $4.2 million and $5.2 million, respectively. The Company expects to contribute an aggregate of approximately $3.0 million towards multiemployer plans other than pension plans in fiscal 2022.
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
The Company matching contribution for the calendar years 2019 and 2020 was 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income. However, in March 2020, due to the impact the COVID-19 pandemic had on our business and financial results, the Company elected to suspend the 401(k) matching contribution for non-union employees. The Company recorded matching contributions of $0.1 million, $1.8 million and $2.2 million in operating expenses for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Beginning in July 2021, the Company re-instated the 401(k) matching program for non-union employees, and started matching 50% of an employee's annual contribution to the 401(k) Plan, up to 6% of the employee's eligible income, similar to the program prior to suspension.
Effective January 1, 2019, the Company amended and restated the 401(k) Plan to, among other things, provide for: (i) an annual safe harbor non-elective contribution of shares of the Company’s common stock equal to 4% of each eligible participant’s annual plan compensation; (ii) an elective matching contribution for non-collectively bargained employees and certain union-represented employees equal to 100% of the first 3% of such eligible participant’s tax-deferred contributions to the 401(k) Plan; and (iii) profit-sharing contributions at the Company’s discretion. Participants are immediately vested in their contributions, the safe harbor non-elective contributions, the employer’s elective matching contributions, and the employer’s discretionary contributions. For the fiscal years ended June 30, 2021, 2020 and 2019 the Company contributed a total of 373,697, 290,567 and 90,105 shares of the Company’s common stock with a value of $2.4 million, $2.9 million and $1.6 million, respectively, to eligible participants’ annual plan compensation.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Postretirement Benefits
The Company sponsored a postretirement defined benefit plan that covered qualified non-union retirees and certain qualified union retirees (“Retiree Medical Plan”). On March 23, 2020, the Company announced a plan to amend and terminate the Retiree Medical Plan effective January 1, 2021. The plan provided medical, dental and vision coverage for retirees under age 65 and medical coverage only for retirees age 65 and above. Under this postretirement plan, the Company’s contributions toward premiums for retiree medical, dental and vision coverage for participants and dependents were scaled based on length of service, with greater Company contributions for retirees with greater length of service, subject to a maximum monthly Company contribution.
The Company’s communication of its intention to amend and terminate the Retiree Medical Plan triggered re-measurement and curtailment of the plan. As a result, the re-measurement generated a prior service credit of $13.4 million to be amortized over the remaining months of the plan through January 1, 2021, and a revised net periodic postretirement benefit credit recognized in the current fiscal year of $14.6 million. Also, the Company recognized a one-time non-cash curtailment gain of $5.8 million for the year ended June 30, 2020.
The Company provides a postretirement death benefit (“Death Benefit”) to certain employees and retirees, subject, in the case of current employees, to continued employment with the Company until retirement and certain other conditions related to the manner of employment termination and manner of death. The Company records the actuarially determined liability for the present value of the postretirement death benefit. The Company purchased life insurance policies to fund the postretirement death benefit wherein the Company owns the policy but the postretirement death benefit is paid to the employee's or retiree's beneficiary. The Company records an asset for the fair value of the life insurance policies which equates to the cash surrender value of the policies.
In June 2021, the Company amended the Death Benefit Plan effective immediately, which triggered re-measurement of the plan. The Company surrendered the purchased life insurance policies that funded these death benefits, and received cash proceeds from the insurance carriers. As of June 30, 2021 there is $2.4 million in Accounts Receivable for the remaining balance to be received for the cash surrender value of these policies. In conjunction with the amendment, the Company created a new Executive Death Benefit Plan (the “Executive Death Benefit Plan”) for a small group of participants in the Death Benefit Plan. Under the Executive Death Benefit Plan, the participants receive the same benefits they would have received under the Death Benefit Plan. The Company also retained the life insurance policies to fund the postretirement death benefit of these participants, and have a long-term receivable in Other Assets of $0.5 million as of June 30, 2021 which equates to the cash surrender value of the policies.
As a result of the amendment and re-measurement of the Death Benefit Plan, the Company recognized a one-time non-cash net settlement gain of $6.4 million for the year ended June 30, 2021.
The following table shows the components of net periodic postretirement benefit cost for the Retiree Medical Plan and Death Benefit Plan for the fiscal years ended June 30, 2021, 2020 and 2019. Net periodic postretirement benefit cost for fiscal 2021 was based on employee census information as of June 30, 2021.

	Year Ended June 30,
(In thousands)	2021	2020	2019
Components of Net Periodic Postretirement Benefit Cost (Credit):
Service cost	$19	$446	$530
Interest cost	293	725	887
Amortization of net gain	(5,296)	(3,067)	(834)
Curtailment credit - Retiree Medical	—	(5,750)	—
Amortization of prior service credit	(8,961)	(5,666)	(1,757)
Settlement credit - Retiree Medical	(6,669)	—	—
Net periodic postretirement benefit (credit) cost	$(20,614)	$(13,312)	$(1,174)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The tables below show the remaining bases for the transition (asset) obligation, prior service cost (credit), and the calculation of the amortizable gain or loss for the Death Benefit Plan.

	Year Ended June 30,
($ in thousands)	2021	2020
Amortization of Net (Gain) Loss:
Net (gain) loss as of July 1	$280	$2,903
Net (gain) loss subject to amortization	280	2,903
Corridor (10% of greater of APBO or assets)	101	1,043
Net (gain) loss in excess of corridor	$179	$1,860
Amortization years	16.6	5.8

 The following tables provide a reconciliation of the benefit obligation and plan assets for the Retiree Medical Plan, Death Benefit Plan and Executive Death Benefit Plan:

	As of June 30,
(In thousands)	2021	2020
Change in Benefit Obligation:
Projected postretirement benefit obligation at beginning of year	$10,739	$24,092
Service cost	19	446
Interest cost	293	725
Participant contributions	233	593
Amendments	—	(13,441)
Actuarial gains (losses)	151	(621)
Termination of benefits	(9,290)	—
Benefits paid	(1,133)	(1,055)
Projected postretirement benefit obligation at end of year	$1,012	$10,739

	Year Ended June 30,
(In thousands)	2021	2020
Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	1,068	462
Participant contributions	232	593
Settlements	(167)	—
Benefits paid	(1,133)	(1,055)
Fair value of plan assets at end of year	$—	$—
Projected postretirement benefit obligation at end of year	1,012	10,739
Funded status of plan	$(1,012)	$(10,739)

	June 30,
(In thousands)	2021	2020
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	$(52)	$(746)
Non-current liabilities	(960)	(9,993)
Total	$(1,012)	$(10,739)

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

(In thousands)
Estimated Future Benefit Payments:
Year Ending:
June 30, 2022	$51
June 30, 2023	$53
June 30, 2024	$56
June 30, 2025	$58
June 30, 2026	$60
June 30, 2027 to June 30, 2031	$308

Expected Contributions:
June 30, 2021	$51

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 12. Debt Obligations
The following table summarizes the Company’s debt obligations:

				June 30, 2021		June 30, 2020
(In thousands)	Debt Origination Date	Maturity	Principal Amount Borrowed	Carrying Value	Weighted Average Interest Rate	Carrying Value	Weighted Average Interest Rate
Revolver	various	4/25/2025	N/A	$43,500	6.21%	$122,000	4.91%
Term Loan	4/26/2021	4/25/2025	$47,500	$45,278	7.50%	—	—%
Total				$88,778		$122,000
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
3.maturity date of April 25, 2025 and has no scheduled payback required on the principal prior to the maturity date;
4.fully collateralized by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
5.Revolver calculated as the lesser of (a) $80.0 million and (b) the amount derived from pursuant to a borrowing base composed of the sum of (i) 85% of eligible accounts receivable (less a dilution reserve), plus (ii) the lesser of: (a) 80% of eligible raw material inventory, eligible in-transit inventory and eligible finished goods inventory (collectively, “Eligible Inventory”), and (b) 85% of the net orderly liquidation value (“NOLV”) of eligible inventory, minus (c) applicable reserve;
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following summary description of the Term Credit Facility Agreement and the Term Security Agreement key items.
1.total commitment of $47.5 million in the form of a term loan (“Term Loan”);
2.maturity date of April 25, 2025 and has scheduled payback required on the principal prior to the maturity date;
3.fully collateralized by all existing and future capital stock of the Borrowers (other than the Company) and all of the Borrowers' personal and real property;
4.Interest under the Term Loan is either LIBOR + 6.5% per annum, with LIBOR floor 1.00%, or base rate + 5.50% per annum, with a 3% floor on base rate;
5.financial covenants include;
(i) maintain qualified cash and Borrower’s availability to borrow under the Revolver of at least $15.0 million through September 30, 2021; and
(ii) Commencing on the fiscal quarter ending on March 31, 2022, quarterly minimum EBITDA and fixed charge coverage ratio requirements specified therein.
Principal payments on the Term Loan debt obligations are due as follows:

For the Years Ended June 30,
(In thousands)
2022	$950
2023	3,800
2024	3,800
2025	38,950
Total Term Loan liabilities	$47,500

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
At June 30, 2021, the Company had outstanding borrowings on the Revolver Credit Facility of $43.5 million and had utilized $4.3 million of the letters of credit sublimit.
As of June 30, 2021, the Company was in compliance with all of the financial covenants under the Revolver Credit Facility Agreement and the Term Credit Facility Agreement. Furthermore, the Company believes it will be in compliance with the related financial covenants under these agreements for the next twelve months.
Effective March 27, 2019, the Company entered into an interest rate swap to manage the interest rate risk on its floating-rate indebtedness. See Note 4, Derivative Instruments, for details. In connection with the new Revolver Credit Facility Agreement and Term Credit Facility Agreement (collectively, the “Credit Facilities”), the Company also executed a new ISDA agreement to transfer its interest swap to Wells Fargo (“Amended Rate Swap”). Under the terms of the Amended Rate Swap, the Company receives 1-month LIBOR, subject to a 0% floor, and makes payments based on a fixed rate of 2.4725%, an increase of 0.275% from its original interest rate swap fixed rate of 2.1975%. The Amended Rate Swap utilizes the same notional amount of $65.0 million and maturity date of October 11, 2023 as the original interest rate swap.
The Company’s obligations under the ISDA are secured by the collateral which secures the loans under the new Revolver Credit Facility on a pari passu and pro rata basis with the principal of such loans. The Company did not designate the Amended

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Rate Swap as a cash flow hedge. The frozen AOCI balance from the original interest rate swap that was de-designated during the quarter ended September 30, 2020 will continue to be recognized in interest expense through October 11, 2023.

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
During the fiscal years ended June 30, 2021 and 2020 there were no compensation expenses related to the ESOP. The difference between cost and fair market value of committed to be released shares was recorded as additional paid-in-capital.

	As of June 30,
	2021	2020
Allocated shares	1,067,687	1,170,015
Committed to be released shares	—	—
Unallocated shares	—	—
Total ESOP shares	1,067,687	1,170,015

(In thousands)
Fair value of ESOP shares	$13,549	$8,588

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 14. Share-based Compensation
Farmer Bros. Co. 2017 Long-Term Incentive Plan
On June 20, 2017 (the “Effective Date“), the Company’s stockholders approved the Farmer Bros. Co. 2017 Long-Term Incentive Plan (the “2017 Plan”) replacing the Company's prior long-term incentive plans.
The 2017 Plan provides for the grant of stock options (including incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, performance shares and other stock- or cash-based awards to eligible participants. Non-employee directors of the Company and employees of the Company or any of its subsidiaries are eligible to receive awards under the 2017 Plan. The 2017 Plan authorizes the issuance of (i) 900,000 shares of common stock plus (ii) the number of shares of common stock subject to awards under the Company’s Prior Plans that are outstanding as of the Effective Date and that expire or are forfeited, cancelled or similarly lapse following the Effective Date. Subject to certain limitations, shares of common stock covered by awards granted under the 2017 Plan that are forfeited, expire or lapse, or are repurchased for or paid in cash, may be used again for new grants under the 2017 Plan. As of June 30, 2021, there were 509,484 shares that remain available under the 2017 Plan including shares that were forfeited under the Prior Plans for future issuance. Shares of common stock granted under the 2017 Plan may be authorized but unissued shares, shares purchased on the open market or treasury shares. In no event will more than 900,000 shares of common stock be issuable pursuant to the exercise of incentive stock options under the 2017 Plan.
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
Farmer Bros. Co. 2020 Inducement Incentive Plan
In March 2020, the Company’s Board of Directors approved the Farmer Bros. Co. 2020 Inducement Incentive Plan (the “2020 Inducement Plan”). The 2020 Inducement Plan’s purpose is to enhance the Company’s ability to attract persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities. Awards under the 2020 Inducement Plan has the same terms and conditions as the 2017 Plan. The Board of Directors has reserved 300,000 shares of the Company’s common stock for issuance under the 2020 Inducement Plan. As of June 30, 2021, there were 171,371 shares that remain available under the 2020 Inducement Plan for future issuance.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Non-qualified stock options with time-based vesting (“NQOs”)
One-third of the total number of NQO vest ratably on each of the first three anniversaries of the grant date, contingent on continued employment, and subject to accelerated vesting in certain circumstances.
Following are the assumptions used in the Black-Scholes valuation model for NQOs granted on the date of the grant during the fiscal years ended June 30, 2021, 2020 and 2019:

	Year Ended June 30,
	2021	2020	2019
Weighted average fair value of NQOs	$2.36	$4.24	$7.78
Risk-free interest rate	0.3%	1.5%	3.0%
Dividend yield	—%	—%	—%
Average expected term	4.6 years	4.6 years	4.6 years
Expected stock price volatility	35.4%	35.4%	29.6%
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
The following table summarizes NQO activity for the year ended June 30, 2021:

Outstanding NQOs:	Number of NQOs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2020	528,958	13.92	6.21	55
Granted	29,761	6.72	—	—
Exercised	—	—	—	—
Forfeited	(34,319)	17.14	—	—
Expired	(11,075)	24.80	—	—
Outstanding at June 30, 2021	513,325	13.06	5.17	706
Exercisable at June 30, 2021	179,296	14.61	4.72	174

The weighted-average grant-date fair value of options granted during the year ended June 30, 2021 was $2.36.
The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic value, based on the Company’s closing stock price of $12.69 at June 30, 2021 and $7.34 at June 30, 2020, representing the last trading day of the respective fiscal years, which would have been received by NQO holders had all award holders exercised their NQOs that were in-the-money as of those dates. The aggregate intrinsic value of NQO exercises in each fiscal period above represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. NQOs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during fiscal year ended June 30, 2021. The company received $0.1 million and $0.3 million in proceeds from exercises of vested NQOs in fiscal 2020 and 2019, respectively.
As of June 30, 2021 and 2020, respectively, there was $0.9 million and $1.7 million of unrecognized compensation cost related to NQOs. The unrecognized compensation cost related to NQOs at June 30, 2021 is expected to be recognized over the weighted average period of 1.37 years. Total compensation expense for NQOs was $0.7 million, $0.7 million and $0.5 million in fiscal 2021, 2020 and 2019, respectively.

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
PNQ shares were not granted during the fiscal years ended June 30, 2021, 2020 and 2019.
The following table summarizes PNQ activity for the year ended June 30, 2021:

Outstanding PNQs:	Number of PNQs	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value ($ in thousands)
Outstanding at June 30, 2020	13,630	28.60	2.36	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(1,880)	21.33	—	—
Outstanding at June 30, 2021	11,750	29.76	0.71	—
Exercisable at June 30, 2021	11,750	29.76	0.71	—

The aggregate intrinsic values outstanding at the end of each fiscal period in the table above represent the total pretax intrinsic values, based on the Company’s closing stock price of $12.69 at June 30, 2021 and $7.34 at June 30, 2020, representing the last trading day of the respective fiscal years, which would have been received by PNQ holders had all award holders exercised their PNQs that were in-the-money as of those dates. The aggregate intrinsic value of PNQ exercises in each fiscal period represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise. PNQs outstanding that are expected to vest are net of estimated forfeitures.
There were no options exercised during the fiscal year ended June 30, 2021 and 2020. The Company received $0.1 million in proceeds from exercises of vested PNQs in fiscal 2019.
As of June 30, 2021 and 2020, there was no unrecognized compensation cost related to PNQs. There was no compensation expense related to PNQs in fiscal years ended June 30, 2021 and 2020. Total compensation expense related to PNQs in fiscal year ended June 30, 2019 was $0.3 million.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The following table summarizes restricted stock activity for the year ended June 30, 2021:

Outstanding and Nonvested Restricted Stock Awards:	Shares Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	218,604	12.95
Granted	709,473	10.10
Exercised/Released	(121,021)	24.21
Cancelled/Forfeited	(125,486)	6.17
Outstanding and nonvested at June 30, 2021	681,570	10.47

The total grant-date fair value of restricted stock granted during the year ended June 30, 2021 was $3.6 million.
As of June 30, 2021 and 2020, there was $2.8 million and $1.7 million, respectively, of unrecognized compensation cost related to restricted stock. The unrecognized compensation cost related to restricted stock at June 30, 2021 is expected to be recognized over the weighted average period of 1.27 years. Total compensation expense for restricted stock was $2.0 million, $1.1 million and $23.0 thousand, for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
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
The following table summarizes PBRSU activity for the year ended June 30, 2021:

Outstanding and Nonvested PBRSUs:	PBRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	81,337	15.78
Granted	306,095	4.10
Vested/Released	(805)	31.70
Cancelled/Forfeited	(32,161)	9.97
Outstanding and nonvested at June 30, 2021	354,466	6.06

The total grant-date fair value of PBRSUs granted during the year ended June 30, 2021 was $1.3 million.
As of June 30, 2021 and 2020, there was $1.0 million and $0.5 million, respectively, of unrecognized compensation cost related to PBRSUs. The unrecognized compensation cost related to PBRSUs at June 30, 2021 is expected to be recognized over the weighted average period of 2.46 years. Total compensation expense for PBRSUs was $0.1 million for the year ended June 30, 2021 and $0.2 million for the year ended June 30, 2020. There was no compensation expense for PBRSUs for the fiscal year ended June 30, 2019.
Cash-Settled Restricted Stock Units (“CSRSUs”)
In December 2020, the Company granted CSRSUs under the 2017 Plan to certain employees. CSRSUs vest in equal installments over a three-year period from the grant date, and are cash-settled upon vesting based on the Company’s common stock closing share price on the vesting date.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
The following table summarizes CSRSU activity during the year ended June 30, 2021:

Outstanding and Nonvested CSRSUs:	CSRSUs Awarded	Weighted Average Grant Date Fair Value ($)
Outstanding and nonvested at June 30, 2020	—	—
Granted	232,002	4.31
Vested/Released	—	—
Cancelled/Forfeited	(46,400)	4.31
Outstanding and nonvested at June 30, 2021	185,602	4.31

The total grant-date fair value of CSRSUs granted during the year ended June 30, 2021 was $1.0 million.
At June 30, 2021, there was $2.0 million of unrecognized compensation cost related to CSRSU. The unrecognized compensation cost related to CSRSU at June 30, 2021 is expected to be recognized over the weighted average period of 2.44 years. Total compensation expense for CSRSUs was $0.4 million for the year ended June 30, 2021.
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
The PCAs are measured initially based on a fixed amount of the awards at the date of grant and are required to be re-measured based on the probability of achieving the performance conditions at each reporting date until settlement. Compensation expense for PCAs is recognized over the applicable performance periods. The Company records a liability equal to the cost of PCAs for which achievement of the performance condition is deemed probable. As of June 30, 2021, the Company reversed the previously recognized nonvested accrued liabilities of $102 thousand since it was deemed not probable that the Company will achieve the target performance conditions. .
At June 30, 2021, there was no unrecognized PCA compensation cost since it was deemed not probable that the Company will achieve the target performance conditions. Total compensation expense for PCAs was $72.3 thousand for the fiscal year ended June 30, 2020.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 15. Other Current Liabilities
Other current liabilities consist of the following:

	As of June 30,
(In thousands)	2021	2020
Accrued postretirement benefits (1)	$50	$744
Accrued workers’ compensation liabilities	1,016	1,466
Cumulative preferred dividends, undeclared and unpaid	2,051	1,477
Finance lease liabilities	192	—
Other (2)	3,116	3,115
Other current liabilities	$6,425	$6,802
___________
(1) Decrease as of June 30, 2021 due to amendment of Death Benefit Plan (see Note 11 for more details)
(2) Includes accrued property taxes, sales and use taxes and insurance liabilities.

Note 16. Other Long-Term Liabilities
Other long-term liabilities include the following:

	As of June 30,
(In thousands)	2021	2020
Derivative liabilities—noncurrent	$1,653	$2,859
Deferred compensation (1)	1,716	1,170
Finance lease liabilities	563	9
Deferred income taxes (2)	1,160	1,494
Other long-term liabilities	$5,092	$5,532
___________
(1) Includes payroll taxes and performance cash awards liability.
(2) Includes deferred tax liabilities that have an indefinite reversal pattern.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 17. Income Taxes

The current and deferred components of the provision for income taxes consist of the following:

	For the Years Ended June 30,
(In thousands)	2021	2020	2019
Current:
Federal	$(22)	$—	$(1,774)
State	213	105	231
Total current income tax (benefit) expense	191	105	(1,543)
Deferred:
Federal	10,901	(458)	30,618
State	2,503	158	11,036
Total deferred income tax expense	13,404	(300)	41,654
Income tax expense	$13,595	$(195)	$40,111

A reconciliation of income tax expense to the federal statutory tax rate is as follows:

	For the Years Ended June 30,
(In thousands)	2021	2020	2019
Statutory tax rate	21%	21%	21%
Income tax (benefit) expense at statutory rate	$(5,892)	$(7,829)	$(7,032)
State income tax (benefit) expense, net of federal tax benefit	(736)	(1,523)	(1,295)
Valuation allowance	4,504	9,153	50,123
Change in tax rate	1,055	233	124
Post retirement medical plan and other offset in OCI	13,738	—	—
Other (net)	926	(229)	(1,809)
Income tax expense	$13,595	$(195)	$40,111
Our federal corporate tax rate is 21%, effective for the tax years beginning on or after January 1, 2018. Deferred tax amounts are calculated based on the rates at which they are expected to reverse in the future.
For the years ended June 30, 2021, 2020 and 2019, the Company’s income tax expense from continuing operations includes an increase in the valuation allowance related to the Company’s operating losses. For the year ended June 30, 2021, the increase in the valuation allowance from continuing operations is largely offset by the Company’s Other Comprehensive Income which reduced our valuation allowance.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”),” which is intended to simplify various areas related to the accounting for income taxes and improve the consistent application of Topic 740. The new standard is effective for interim and annual periods beginning after Dec. 15, 2020, and early adoption is permitted. The Company adopted the new standard effective June 30, 2021 and did not have a material impact on the Company’s financial statements.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

The primary components of the temporary differences which give rise to the Company’s net deferred tax assets (liabilities) are as follows:

	As of June 30,
(In thousands)	2021	2020
Deferred tax assets:
Postretirement benefits	$9,364	$20,232
Accrued liabilities	7,314	3,970
Net operating loss carryforwards	48,195	38,754
Intangible assets	7,377	9,482
Operating lease liabilities	6,592	5,419
Other	6,292	6,893
Total deferred tax assets	85,134	84,750
Deferred tax liabilities:
Fixed assets	(15,448)	(13,427)
Right-of-use operating lease assets	(6,606)	(5,513)
Other	72	(2,950)
Total deferred tax liabilities	(21,982)	(21,890)
Valuation allowance	(64,312)	(64,354)
Net deferred tax liabilities	$(1,160)	$(1,494)
At June 30, 2021, the Company had approximately $178.1 million of federal and $139.7 million of state net operating loss carryforwards that will begin to expire in the years ending June 30, 2030 and June 30, 2022, respectively. Net operating losses of $44.0 million in federal and $5.0 million of state are indefinite lived and will not expire. Additionally, at June 30, 2021, the Company had $0.8 million of federal business tax credits.
At June 30, 2021, the Company had a net deferred tax assets of $63.2 million net of an allowance of $64.3 million. In assessing if the deferred tax assets will be realized, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts.
For the years ended June 30, 2021, 2020 and 2019, due to recent cumulative losses, the Company concluded that certain federal and state net operating loss carry forwards and tax credit carryovers will not be utilized before expiration. The amounts of valuation allowance recorded in the Consolidated Balance Sheets were $64.3 million and $64.4 million to reduce deferred tax assets as of June 30, 2021 and 2020, respectively.
As of, and for the three years ended June 30, 2021, 2020 and 2019, the Company had no significant uncertain tax positions.
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
The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no amount of interest and penalties recognized in the Consolidated Balance Sheets in the fiscal years ended June 30, 2021 and 2020, associated with uncertain tax positions. Additionally, the Company did not record any income tax expense related to interest and penalties on uncertain tax positions in the fiscal years ended June 30, 2021, 2020 and 2019.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 18. Net (Loss) Per Common Share

Basic net (loss) per common share is calculated by dividing net (loss) attributable to the Company by the weighted average number of common shares outstanding during the periods presented. Diluted net (loss) per common share is calculated by dividing diluted net (loss) attributable to the Company by the weighted average number of common shares outstanding adjusted to include the effect, if dilutive, of the exercise of in-the-money stock options, unvested performance-based restricted stock units, and shares of Series A Preferred Stock, as converted, during the periods presented. The calculation of dilutive shares outstanding excludes out-of-the-money stock options (i.e., such option’s exercise prices were greater than the average market price of our common shares for the period) and unvested performance-based restricted stock units because their inclusion would be have been anti-dilutive.
The following table presents the computation of basic and diluted earnings per common share:

	For the Years Ended June 30,
(In thousands, except share and per share amounts)	2021	2020	2019
Undistributed net (loss) available to common stockholders	$(40,710)	$(37,462)	$(74,054)
Undistributed net (loss) available to nonvested restricted stockholders and holders of convertible preferred stock	(1,515)	(179)	(76)
Net (loss) available to common stockholders—basic	$(42,225)	$(37,641)	$(74,130)

Weighted average common shares outstanding—basic	17,635,402	17,205,849	16,996,354
Effect of dilutive securities:
Shares issuable under stock options	—	—	—
Weighted average common shares outstanding—diluted	17,635,402	17,205,849	16,996,354
Net (loss) per common share available to common stockholders—basic	$(2.39)	$(2.19)	$(4.36)
Net (loss) per common share available to common stockholders—diluted	$(2.39)	$(2.19)	$(4.36)

The following table summarizes anti-dilutive securities excluded from the computation of diluted net (loss) per common share for the periods indicated:

	For the Years Ended June 30,
	2021	2020	2019
Shares issuable under stock options	395,069	330,627	157,850
Shares issuable under convertible preferred stock	437,165	422,193	407,734
Shares issuable under PBRSUs	376,264	73,012	65,971

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 19. Preferred Stock
The Company is authorized to issue 500,000 shares of preferred stock at a par value of $1.00, including 21,000 authorized shares of Series A Preferred Stock.
Series A Convertible Participating Cumulative Perpetual Preferred Stock
The Series A Preferred Stock (a) pays a dividend, when, as and if declared by the Company’s Board of Directors, of 3.5% APR of the stated value per share, payable quarterly in arrears, (b) has an initial stated value of $1,000 per share, adjustable up or down by the amount of undeclared and unpaid dividends or subsequent payment of accumulated dividends thereon, respectively, and (c) has a conversion price of $38.32. Dividends may be paid in cash. The Company accrues for undeclared and unpaid dividends as they are payable in accordance with the terms of the Certificate of Designations filed with the Secretary of State of the State of Delaware. At June 30, 2021, the Company had undeclared and unpaid preferred dividends of $2,052,150 on 14,700 issued and outstanding shares of Series A Preferred Stock. Series A Preferred Stock is a participating security and has rights to earnings that otherwise would have been available to holders of the Company's common stock. On an as converted basis, holders of Series A Preferred Stock are entitled to vote together with the holders of the Company’s common stock and are entitled to share in the dividends on the Company's common stock, when declared. Each share of Series A Preferred Stock is convertible into the number of shares of the Company’s common stock (rounded down to the nearest whole share and subject to adjustment in accordance with the terms of the Certificate of Designations) equal to the stated value per share of Series A Preferred Stock divided by the conversion price of $38.32. Series A Preferred Stock is a perpetual stock and is not redeemable at the election of the Company or any holder. Based on its characteristics, the Company classified Series A Preferred Stock as permanent equity.
At June 30, 2021, Series A Preferred Stock consisted of the following:

(In thousands, except share and per share amounts)
Shares Authorized	Shares Issued and Outstanding	Stated Value per Share	Carrying Value	Cumulative Preferred Dividends, Undeclared and Unpaid	Liquidation Preference
21,000	14,700	$1,140	$16,752	$2,052	$16,752

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 20. Commitments and Contingencies
Purchase Commitments
As of June 30, 2021, the Company had committed to purchase green coffee inventory totaling $34.2 million under fixed-price contracts and $14.7 million in inventory and other purchases under non-cancelable purchase orders.
Boyd Coffee Acquisition
In connection with the Company's acquisition of Boyd Coffee ("Seller") on October 2, 2017, the Company withheld 914 shares of Series A Preferred Stock pending satisfaction of certain indemnification claims against the Seller. The fair value of shares withheld is $280 thousand based on the stated value and deemed conversion price as defined in the asset purchase agreement, and our current share price as of June 30, 2021. As previously disclosed, all other obligations under asset purchase agreement have been satisfied.
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

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

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
On November 20, 2020, CERT filed an appeal with the Superior Court of California. On January 29, 2021, CERT filed another appeal with the Superior Court of California. On April 9, 2021, CERT's filed its opening brief on the first appeal. The Company filed its responsive brief on August 27, 2021. The Company believes that the likelihood that the Company will ultimately incur a loss in connection with this litigation is less than reasonably possible.
The Company is a party to various other pending legal and administrative proceedings. It is management’s opinion that the outcome of such proceedings will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 21. Revenue Recognition
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
The Company disaggregates net sales from contracts with customers based on the characteristics of the products sold:

	For the Years Ended June 30,
	2021		2020		2019
(In thousands)	$	% of total	$	% of total	$	% of total
Net Sales by Product Category:
Coffee (Roasted)	$263,399	66.2%	$325,764	64.9%	$378,583	63.5%
Coffee (Frozen Liquid)	15,144	3.8%	28,619	5.7%	34,541	5.8%
Tea (Iced & Hot)	17,307	4.4%	25,369	5.1%	33,109	5.6%
Culinary	44,986	11.3%	50,135	10.0%	64,100	10.8%
Spice	18,680	4.7%	21,473	4.3%	24,101	4.0%
Other beverages(1)	37,032	9.3%	44,983	9.0%	58,367	9.8%
Other revenues(2)	—	—%	2,701	0.5%	—	—%
Net sales by product category	396,548	99.7%	499,044	99.5%	592,801	99.5%
Fuel surcharge	1,302	0.3%	2,276	0.5%	3,141	0.5%
Net sales	$397,850	100.0%	$501,320	100.0%	$595,942	100.0%
____________
(1)Includes all beverages other than roasted coffee, frozen liquid coffee, and iced and hot tea, including cappuccino, cocoa, granitas, and concentrated and ready-to drink cold brew and iced coffee.
(2)Represents revenues for certain transition services related to the sale of the Company’s office coffee assets.

The Company does not have any material contract assets and liabilities as of June 30, 2021. Receivables from contracts with customers are included in “Accounts receivable, net” on the Company’s consolidated balance sheets. At June 30, 2021, 2020 and 2019, “Accounts receivable, net” included, $37.2 million, $40.7 million and $54.5 million, respectively, in receivables from contracts with customers.

Farmer Bros. Co.
Notes to Consolidated Financial Statements (continued)

Note 22. Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2021 through the date the consolidated financial statements were issued.  During this period the Company had the following material subsequent events that require disclosure:
None